Form 10QSB
period 1996-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 1996-08-07
CIK 750574

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended   JUNE 30, 1996
                               -----------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

Commission file number            0-26486
                       ---------------------------



                      AUBURN NATIONAL BANCORPORATION, INC.
       (Exact Name of Small Business Issuers as Specified in Its Charter)



          DELAWARE                                              63-0885779
(State of Other Jurisdiction of                             (I.R.S.Employer
Incorporation of Organization)                             Identification No.)


           165 EAST MAGNOLIA AVENUE, SUITE 203, AUBURN, ALABAMA  36830
     ---------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (334) 821-9200
     ---------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     ---------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO
   -----      -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
YES_____    NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1996: 1,303,071 SHARES OF COMMON STOCK, $.01 PAR
                                   -------------------------------------------
VALUE PER SHARE
- - ---------------

Transitional Small Business Disclosure Format (check one):
YES         NO  X
   -----      -----

================================================================================

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                             PAGE
- - -----------------------------------------------------------------------------------------------

Item 1  Financial Information

                  Consolidated Balance Sheets as of
                  June 30, 1996 and December 31, 1995                                        3

                  Consolidated Statements of Income for
                  the Three Months and Six Months
                  Ended June 30, 1996 and 1995                                               4

                  Consolidated Statements of Changes in
                  Stockholders' Equity for June 30, 1996
                  and December 31, 1995                                                      5

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1996
                  and 1995                                                                   6

                  Notes to Consolidated Financial Statements                                 7

Item 2  Managements Discussion and Analysis of Financial Condition
        and Results of Operations                                                            8



PART II.  OTHER INFORMATION
- - -----------------------------

Item 4  Submission of Matters to a Vote of Security Holders                                  17

Item 5  Other Information                                                                    17

Item 6  Exhibits                                                                             18


              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995


                             ASSETS                          6/30/96          12/31/95
                ---------------------------               -------------    -------------
                                                           (UNAUDITED)
Cash and due from banks                                      8,064,167        8,175,545
Federal funds sold securities purchased under
  agreements to resell                                         610,000       10,575,000
                                                          ------------    -------------
        Cash and cash equivalents                            8,674,167       18,750,545

Interest bearing deposits with other banks                      11,304            7,110
Investment securities held to maturity (fair value of
    $21,175,194 and $26,084,159 at June 30, 1996 and
    December 31, 1995, respectively):
      Taxable                                               19,787,352       24,195,972
      Tax-exempt                                             1,544,581        1,564,609
                                                          ------------    -------------
        Total Investment Securities Held to Maturity        21,331,933       25,760,581

Investment securities available for sale, net
    (unrealized holding losses of $417,753 and
    unrealized holding gains of $154,130 at
    June 30, 1996 and December 31, 1995, respectively)
      Taxable                                               42,769,476       30,773,639
      Tax-exempt                                               480,000              --
                                                          ------------    -------------
        Total Investment Securities Available for Sale      43,249,476       30,773,639

Loans & Lease Receivables:
   Loans & Lease Receivables, less unearned income
     of $115,228 at June 30, 1996 and $156,935 at
     December 31, 1995                                     150,655,284      140,470,965
   Less allowance for loan & lease losses (including
     valuation reserve for impaired loans)                  (2,028,020)      (2,012,133)
                                                          ------------    -------------
         Loans & Lease Receivables, net                    148,627,264      138,458,832

Premises and equipment, net                                  3,501,883        3,626,943
Rental property, net                                         1,932,030        1,978,192
Other assets                                                 2,999,277        2,841,630
                                                          ------------    -------------
         Total assets                                     $230,327,334     $222,197,472
                                                          ============     ============

         LIABILITIES & STOCKHOLDERS' EQUITY
     ------------------------------------------
Deposits:
  Non-interest bearing                                      29,040,683       25,491,056
  Interest bearing                                         159,429,640      160,311,472
                                                         -------------    -------------
         Total Deposits                                    188,470,323      185,802,528

Federal funds purchased and repurchase agreements            6,102,047        7,010,098
Other short term borrowings                                  1,417,136          472,195
Other borrowed funds                                        10,968,883        6,029,138
Accrued expenses and other liabilities                       1,441,300        1,443,905
Employee Stock Ownership Plan debt                             170,946          170,946
                                                         -------------    -------------
         Total liabilities                                 208,570,635      200,928,810

Stockholders' equity:
  Preferred stock of $.01 par value; authorized
     200,000 shares; issued shares-none                            --               --
  Common stock of $.01 par value; authorized
     1,750,000 shares; issued 1,319,045 at
     June 30, 1996 and December 31, 1995,
     respectivley                                               13,190           13,190
  Surplus                                                    3,685,488        3,685,488
  Retained earnings                                         18,829,698       17,749,910
                                                         -------------    -------------
                                                            22,528,376       21,448,588

  Less: Unrealized loss on mutual funds and
          investment securities available for sale,
          net of taxes                                        (279,835)          90,775
        Treasury stock, 17,085 shares and 5,820 shares
          at June 30, 1996 and December 31, 1995,
           respectively, at cost                              (320,896)         (99,755)
        Employee Stock Ownership Plan debt                    (170,946)        (170,946)
                                                         -------------    -------------
         Net stockholders' equity                           21,756,699       21,268,662

  Commitments                                                     ---              ---
                                                         -------------    -------------
         Total liabilities and stockholders' equity       $230,327,334     $222,197,472
                                                          ============     ============


              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                      Consolidated Statements of Earnings
       For The Three Months and Six Months Ended June 30, 1996 and 1995

                                                           Three Months Ended June 30,          Six Months Ended June 30
                                                        --------------------------------     -----------------------------

                                                            1996              1995               1996              1995
                                                        --------------    --------------     --------------    ------------
                                                         (UNAUDITED)       (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
Interest income:
    Interest and fees on loans                             $3,157,880        $3,117,500        $6,244,678        $6,058,301
    Interest and dividends on investment
          securities held to maturity:
        Taxable                                               369,653           570,876           773,987         1,142,258
        Tax-exempt                                             26,235            41,186            52,819            78,254
                                                        --------------    --------------     --------------    ------------
            Total interest and dividends on
              investment securities-HTM                       395,888           612,062           826,806         1,220,512
    Interest and dividends on investment securities
            available for sale:
        Taxable                                               713,275           365,905         1,259,703           572,617
        Tax-exempt                                              1,984               --              3,569               --
                                                        --------------    --------------     --------------    ------------
            Total interest and dividends on
              investment securities-AFS                       715,259           365,905         1,263,272           572,617
    Interest on federal funds sold                             18,022           127,246           122,938           218,565
    Interest on interest-bearing deposits
       with other banks                                           349             1,076               813             2,251
                                                        --------------    --------------    --------------    -------------
            Total interest income                           4,287,398         4,223,789         8,458,507         8,072,246

Interest expense:
    Interest on deposits                                    2,049,029         2,139,136         4,116,914         3,823,244
    Interest on federal funds purchased                        24,061                 0            51,860             8,350
    Interest on securities sold under
        agreements to repurchase                              104,846            21,432           188,476            51,554
    Interest on other borrowings                              123,377           139,747           220,963           421,637
                                                       --------------    --------------    --------------     -------------
            Total interest expense                          2,301,313         2,300,315         4,578,213         4,304,785
                                                       --------------    --------------    --------------     -------------

            Net interest income                             1,986,085         1,923,474         3,880,294         3,767,461
Provision for loan losses                                      (1,300)          124,080            (4,697)          214,080
                                                       --------------    --------------    --------------     -------------
            Net interest income after provision
               for loan losses                              1,987,385         1,799,394         3,884,991         3,553,381

Noninterest income:
    Service charges on deposit accounts                       204,512           181,703           389,090           369,198
    Investment securities gains/(losses), net                   5,639            26,453             9,639            27,203
    Other                                                     372,447           482,303           674,373           737,748
                                                       --------------    --------------    --------------      ------------
            Total noninterest income                          582,598           690,459         1,073,102         1,134,149

Noninterest expense:
    Salaries and benefits                                     703,784           780,929         1,438,789         1,549,766
    Net occupancy expense                                     199,306           189,037           401,892           356,564
    Other                                                     605,630           788,446         1,116,026         1,469,908
                                                       --------------    --------------    --------------      ------------
            Total noninterest expense                       1,508,720         1,758,412         2,956,707         3,376,238

Earnings before income tax expense                          1,061,263           731,441         2,001,386         1,311,292
Income tax expense                                            348,540           258,608           647,991           472,570
                                                       --------------    --------------    --------------      ------------

            Net earnings                                     $712,723          $472,833        $1,353,395          $838,722
                                                        =============     =============     =============      ============

Net earnings per share                                          $0.55             $0.36             $1.04             $0.65
                                                        =============     =============     =============      ============
Weighted average shares outstanding                         1,302,943         1,306,460         1,306,021         1,282,413
                                                        =============     =============     =============      ============


                 AUBURN NATIONAL BANCORPORATION & SUBSIDIARIES
                        CHANGES IN STOKCHOLDERS EQUITY
           FOR THE PERIODS ENDED DECEMBER 31, 1995 AND JUNE 30, 1996


                                                                               Unrealized
                                                                              Gain/(Loss) on
                                                                               Mutual Funds   Employee
                                                                              and Securities    Stock
                                                                   Retained    Available for  Ownership   Treasury
                                         Common Stock   Surplus    Earnings        Sale       Plan debt    Stock       Total
                                         ------------  --------   -----------  ------------  ----------   ---------  ---------

Balance at December 31, 1994             $  12,500    2,452,449   16,128,345      (348,663)  (227,953)     (74,994)  17,941,684

  Issuance of Common Stock
     (69,045 shares)                           690    1,233,039         ---           ---        ---          ---     1,233,729
  Net earnings                                 ---          ---    2,091,234          ---        ---          ---     2,091,234
  Cash dividends paid
    ($0.36 per share)                          ---          ---     (469,669)         ---        ---          ---      (469,669)
  Change in net unrealized gain
     (loss) on mutual funds and
     investment securities available
     for sale of bank subsidia                 ---          ---         ---        439,438       ---          ---       439,438
  Payment of Employee Stock
     Ownership Plan Debt                       ---          ---         ---           ---      57,007         ---        57,007
  Purchase of treasury stock
     (1,202 shares)                            ---          ---         ---           ---        ---       (24,761)     (24,761)
                                        ----------   ----------  -----------  ------------  ---------   ----------  -----------
Balance at December 31, 1995             $  13,190    3,685,488   17,749,910        90,775   (170,946)     (99,755)  21,268,662


Through June 30, 1996 (Unaudited):
Net earnings                                  ---          ---     1,353,395          ---        ---          ---     1,353,395
Cash dividends paid ($0.21 per share)         ---          ---      (273,607)         ---        ---          ---      (273,607)
Change in net unrealized gain (loss)
     on mutual funds and investment
     securities available for sale
     of bank subsidiary                       ---          ---          ---       (370,610)      ---          ---      (370,610)
Purchase of treasury stock
    (11,265 shares)                           ---                       ---           ---        ---      (221,141)    (221,141)
                                        ----------  -----------  -----------  ------------  ---------   -----------  -----------
Balance at June 30, 1996
   (Unaudited)                          $   13,190    3,685,488   18,829,698      (279,835)  (170,946)    (320,896)  21,756,699
                                        ==========   ==========   ==========   ===========  =========   ==========   ==========

                                                  -5-

  AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
           Consolidated Statements of Cash Flow
     For The Six Months  Ended June 30, 1996 and 1995

                                                                    1996           1995
                                                                 ------------   ------------
                                                                 (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                      $1,353,395       $838,722
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                433,127        380,654
        Accretion of discount & loan fees                            (66,438)       (20,270)
        Provision for loan losses and adjustment for impaired loa     (4,697)       214,080
        Increase in loans originated for resale                   (8,554,415)    (2,676,625)
        Proceeds from sale of loans originated for resale          3,229,448      3,709,107
        Loss on sale of premises & equipment                             186            668
        Increase in interest receivable                             (169,789)      (190,648)
        Decrease in other assets                                     129,630        355,263
        Increase/(decrease) in interest payable                      (63,414)       301,859
        Increase in other liabilities                                 60,809         99,237
                                                                 ------------   ------------
            Net cash (use in)/provided by operating activities    (3,652,158)     3,012,047

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                4,407,167      2,488,152
    Purchases of investment securities held to maturity              (17,700)          ---
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                              7,826,657      1,001,611
    Proceeds from sale of investment securities available
        for sale                                                   2,535,079           ---
    Purchases of investment securities available for sale        (23,413,803)   (13,628,911)
    Net increase in loans                                         (4,838,768)    (2,350,519)
    Purchases of premises and equipment                              (67,030)      (759,152)
    Purchases of rental property                                      (1,310)          ---
    Proceeds from lease of other real estate                            ---           2,269
    Net (increase)/decrease in interest-bearing deposits with
        other banks                                                   (4,194)         2,429
                                                                 ------------   ------------
            Net cash used in investing activities                (13,573,902)   (13,244,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase/(decrease) in non-interest bearing deposits,
        NOW accounts and savings accounts                          5,955,509     (5,253,665)
    Net increase/(decrease) in certificates of deposit            (3,287,714)    28,977,816
    Net decrease in securities sold under agreements
        to repurchase                                               (908,051)    (3,629,436)
    Increase/(decrease) in borrowings from FHLB                    4,950,000     (8,050,000)
    Net increase in other short-term borrowings                      944,941        300,653
    Other net decrease in long-term debt                             (10,255)        (9,193)
    Proceeds from issuance of Common Stock                              ---       1,237,265
    Purchase of treasury stock                                      (221,141)       (24,761)
    Dividends paid                                                  (273,607)      (233,287)
                                                                 ------------   ------------
            Net cash provided by financing activities              7,149,682     13,315,392
                                                                 ------------   ------------

Net increase/(decrease) in cash and cash equivalents             (10,076,378)     3,083,318
Cash and cash equivalents at beginning of year                    18,750,545     13,115,402
                                                                 ------------   ------------
Cash and cash equivalents at end of period                        $8,674,167    $16,198,720
                                                                 ===========    ===========


Supplemental information on cash payments:
        Interest paid                                             $4,641,627     $4,002,926
                                                                 ===========    ===========

        Income taxes paid                                           $606,592       $495,474
                                                                 ===========    ===========

Supplemental information on noncash transactions:
        Loans transferred to other real estate                       $90,585        $23,000
                                                                 ===========    ===========

        Change in unrealized gain (loss) on investment
          securities available for sale, net of change
          in deferred tax                                          ($370,610)      $379,234
                                                                 ===========    ===========

        Non-cash Dividend from Bank Subsidiary to Parent
            Company, net                                                ---        $341,092
                                                                 ===========    ===========


             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1- GENERAL

     The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


NOTE 2- ACCOUNTING PRONOUNCEMENTS

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65 (SFAS No. 122). SFAS No. 122 amends SFAS 65 and required that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS No. 122 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 122 effective January 1, 1996 with no material effect on its financial condition or results of operation.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Such instruments include stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123 provides a choice for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations; or, continue to account for these plans under the current account standards. Entities electing to remain with the present accounting standards must make disclosures of what net income and earning per share would have been if the fair-value-based method of accounting had been applied. The Company has not issued any stock-based compensation, although it does have a "1994 Long-Term Incentive Plan" pursuant to which such compensation may be granted. Upon the granting of any stock options, the Company plans to account for employee stock options using the present accounting standards and include the required disclosures in the financial statements. SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the six month periods ended June 30, 1996 and 1995.

SUMMARY

     Net income of $713,000 for the quarter ended June 30,1996 represented a increase of $240,000 (50.7%) from the Company's net income of $473,000 for the same period of 1995. Earnings per average Share of Common Stock outstanding increased $0.19 (52.8%) to $0.55 during the second quarter of 1996 from $0.36 for the second quarter of 1995 due primarily to the increase in net income.
Net income increased $514,000 (61.3%) to $1,353,000 for the six month period ended June 30, 1996 compared to $839,000 for the same period of 1995. Earnings per average Share of Common Stock outstanding increased $0.39 (60.0%) to $1.04 during the first six months of 1996 from $0.65 for the first six months of 1995. During the three month and six month periods ended June 30, 1996 compared to the same periods of 1995, the Company experienced an increase in net interest income, while noninterest income and noninterest expense decreased. The net yield on total interest earning assets was 3.74% for the six months ended June 30, 1996 compared to 3.84% for the six months ended June 30, 1995. While the Prime interest rate was at a slightly lower level during the first six months of 1996, compared to the first six months of 1995, this decline in the net yield on interest earning assets is due primarily to the increase in the average volume of interest earning assets outstanding. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $230,327,000 at June 30, 1996 reflected an increase of $8,130,000 (3.7%) over total assets of $222,197,000, at December 31, 1995. This growth resulted primarily from growth in deposits and an increase in borrowings which were used to purchase investment securities available for sale and to fund new loan growth.


FINANCIAL CONDITION

     INVESTMENT SECURITIES

     Investment securities held to maturity were $21,332,000 and $25,761,000 at June 30, 1996 and December 31, 1995, respectively. This decline of $4,429,000 (17.2%) resulted almost entirely from scheduled paydowns and calls of principal. The significant increase of $12,475,000 (40.5%) in investment securities available for sale to $43,249,000 at June 30, 1996 from $30,774,000 at December 31, 1995, reflects the reinvestment of federal funds sold and the runoff from investment securities held to maturity in addition to the investment of funds borrowed through repurchase agreements. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning. Management also made the decision to take advantage of current market yields as it replaced, in advance, a portion of its maturities, paydowns and calls that are scheduled or anticipated during 1996. These investments were made to provide and maintain acceptable yields on the investment portfolio while providing an appropriate level of liquidity.

     Federal funds sold decreased $9,965,0000 (94.2%) to $610,000 at June 30, 1996 from $10,575,000 at December 31, 1995. This decrease resulted as the Company reinvested these funds into higher yielding short term investment securities available for sale.

     LOANS

     Total loans, net of unearned income, of $150,655,000 at June 30, 1996 reflected an increase of $10,184,000 (7.3%) compared to the total loans of $140,471,000, net of unearned income, at December 31, 1995. This growth continues to occur primarily in the consumer real estate mortgage portfolio and consists almost entirely of five year adjustable rate mortgage loans ("ARMs"). These ARMs generally have caps limiting increases in the interest rate of 3% in any five year adjustment period and 6% over the lifetime of the loan. Consumer real estate mortgage loans represented approximately 41.0% and 38.7% of the Bank's total loan portfolio at June 30, 1996 and December 31, 1995, respectively. In addition, the Bank experienced some growth in its commercial real estate construction and consumer installment loans during the first six months of 1996 after experiencing declines during 1995 as a result of the Bank's decision to sell its entire credit card and student loan portfolios. The net yield on loans and lease receivables was 8.76% for the six months ended June 30, 1996 compared to 8.59% for the six months ended June 30, 1995. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     The Company continues to originate residential mortgage loans for sale in the secondary market. During the first quarter of 1996, the Bank sold originated first mortgage real estate loans, totaling $1,569,000, with the Bank maintaining the servicing on these loans and $1,661,000, with the servicing released. The Bank sold no loans in the secondary market during the second quarter of 1996.
At June 30, 1996, the Bank had approximately $7,541,000 in first mortgage real estate loans it anticipates holding until secondary market rates are more favorable for the sale of these loans.

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65 (SFAS No. 122). SFAS No. 122 amends SFAS No. 65 and requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those rights are acquired. SFAS No. 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Company adopted SFAS No. 122 effective January 1, 1996. At June 30, 1996, the Company had no capitalized purchased mortgage servicing rights and had capitalized cost of servicing rights acquired through its loan origination activities of an insignificant amount.

     ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan and lease losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans and leases in the portfolio. Management also considers such factors as the Bank's loan and lease loss experience, the amount of past due and nonperforming loans and leases, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans and leases, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

     The allowance for loan and lease losses, including the valuation reserve for impaired loans, was $2,028,000 at June 30, 1996. Management believes that this level of reserves (1.35% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

     During the first six months of 1996, the Bank made no monthly provisions to the allowance for loan and lease losses based on management's assessment of the credit quality of the loan portfolio, coupled with the relatively low level of net charge-offs. However, as loan demand began to increase and the loan portfolio grew during the second quarter of 1996, management has decided to restart monthly accruals, in the amount of $15,000, to the allowance for loan and lease losses beginning in July of 1996. As of June 30, 1996, the Bank had charge-off loans of $87,000 and recoveries of $108,000.

     At June 30, 1996, the Company had 10 credits, totaling approximately $631,000, that were identified as impaired. Loans, totaling $544,000, had no associated valuation allowance due to the estimated value of related collateral in excess of the carrying value. Two credits, totaling $87,000, resulted in a
valuation allowance of approximately $69,000.   This decline of approximately
$5,000 (6.8%) in the amount of valuation allowance for impaired loans over December 31, 1995 was due primarily to scheduled paydowns of the principal balances on impaired loans and was realized through a credit to the provision for loan and lease losses. See "---Provision for Loan and Lease Losses."

     The Company has made no change in the way it recognizes income on impaired loans. During the first six months of 1996, the Company recognized and collected approximately $30,000 in interest income on impaired loans.

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At June 30, 1996, 43 loans totaling approximately $1,140,000 were considered potential problem loans. This level is slightly lower than the level at December 31, 1995.

     NONPERFORMING ASSETS

     Nonperforming assets were $346,000 at June 30, 1996 compared to $270,000 at December 31, 1995. This change resulted primarily from increases of $26,000 and $60,000 in nonaccrual loans and accruing loans 90 days or more past due, respectively.

     If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $3,000 and $2,000 for the six months ended June 30, 1996 and 1995, respectively. Net income included approximately $2,000 and $3,000 of interest income earned and collected on certain loans that were subsequently placed on nonaccrual status during the first six months of 1996 and 1995, respectively.

     DEPOSITS

     Total deposits increased $2,667,000 (1.4%) to $188,470,000 at June 30,
1996, as compared to $185,803,000 at December 31, 1995. Noninterest-bearing deposits increased $3,550,000 (13.9%) during the first six months of 1996 while total interest-bearing deposits decreased $882,000 (0.6%) to $159,430,000 at June 30, 1996 from $160,312,000 at December 31, 1995. The growth in noninterest-bearing deposits is due primarily to an increase in commercial demand deposits. The average rate paid on interest-bearing deposits was 5.22% for the six months ended June 30, 1996 compared to 5.04% for the same period of 1995. During the first six months of 1996, the Bank experienced an increase of approximately $6,266,000 (16.9%) in its Money Market Deposit accounts. This increase Money Market Deposit accounts resulted from new deposit growth and a shift of approximately $4,250,000 (18.3%) from NOW accounts into the Bank's Money Market Index accounts. In addition, certificates of deposits under $100,000 decreased approximately $2,710,000 (3.5%) during the first six months of 1996. This decline resulted from funds being withdrawn as the Bank allowed the rates on the one year, special rate certificates of deposit, offered in the first quarter of 1995, to adjust downward to its current market interest rates. The Company considers the shifts in the deposit mix and the deposit runoff to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     CAPITAL RESOURCES

     The Company's consolidated stockholders' equity was $21,757,000 at June 30, 1996, compared to $21,269,000 at December 31, 1995. This represents an increase of $488,000 (2.3%) during the first six months of 1996. Net earnings for the first six months of 1996 continues to run ahead of net earnings for the same period of 1995. However, 1996 earnings have been partially offset as the Company experienced a change to an unrealized loss, net of taxes, at June 30, 1996 from an unrealized gain, net of taxes, at December 31, 1995 on its investment securities available for sale. In addition, during the six month period ended June 30, 1996, the Company purchased 11,265 shares of Treasury Stock from the Employee Stock Ownership Plan ("ESOP") as a result of terminating ESOP participants.

     During the first six months of 1996, cash dividends of $274,000, or $0.21 per Share, were declared on Common Stock. While the cash dividends per share increased slightly over 1995, the Company's dividend payout ratio declined to 20.2% for the six months period ended June 30, 1996 from 31.0% for the same period of 1995. This decline in the dividend payout ratio is due primarily to the increase in the earnings per share for the first six months of 1996. The Board of Directors evaluates trends in the Company's earnings in establishing the level of dividends declared.

     The Company implemented its Dividend Reinvestment Plan (the "Plan") during the second quarter of 1996. This plan provides shareholders with a convenient and economical method of reinvesting cash dividends for the purchase of additional shares of Common Stock. Plan participants who are customers of the Bank, also may, at their option, purchase additional shares of Common Stock through automatic deduction from their eligible Bank deposit accounts through the Plan's Customer Optional Cash Purchase feature. Synovus Financial Corp., the Company's designated independent agent (the "Agent"), serves as the administrator of the Plan. Shares of Common Stock that may be purchased under the Plan may be newly-issued shares, shares held in treasury of the Company or shares purchased in the market or by negotiated transactions and may be on such terms as to price, delivery and otherwise as the Agent may determine. Proceeds from any sale of Common Stock by the Company will be immediately available to the Company for general corporate purposes.

     The Company's risk-weighted assets were $135,000,000 at June 30, 1996. Risk-weighted capital guidelines require the capital strength of the Company to be measured using Tier I and Tier II capital. The Company's Tier I capital consists of common equity, adjusted for unrealized gains and losses on debt securities available for sale. Tier II capital components include qualifying allowance for loan and lease losses. Total Qualifying Capital, consisting of Tier I capital plus Tier II capital components, was $23,680,000 at June 30, 1996. The Company's Leverage capital ratio was 9.55%, Tier I capital ratio was 16.28% and Total Capital ratio was 17.53% at June 30, 1996. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% leverage capital,
4.0% Tier I capital and 8.0% Total Capital.   Based on current regulatory
standards, the Company believes it is a "well capitalized" bank.

     LIQUIDITY

     The primary source of liquidity during the first six months of 1996 continues to be through maturities, calls and paydowns of investment securities, investment securities sold under agreements to repurchase, coupled with an additional advance from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to purchase investment securities available for sale and to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $10,700,000, leaving credit available, net of advances drawn down, of approximately $14,300,000 at June 30, 1996.

     Net cash used in operating activities of $3,652,000 for the six months ended June 30, 1996, consisted primarily of net earnings offset by a net increase in loans originated for resale. Net cash used in investing activities of $13,574,000 consisted primarily of a net increases of $8,663,000 in investment securities and $4,839,000 loans. The $7,150,000 in net cash provided by financing activities resulted from net increases of $2,668,000 in deposits and $4,950,000 in advances from the FHLB-Atlanta.

     INTEREST RATE SENSITIVITY MANAGEMENT

     At June 30, 1996, interest sensitive assets that repriced or matured within the next 12 months were $104,523,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $141,035,000. The cumulative GAP position at the end of the first six months of 1996, including the effect of off balance sheet items, was a negative $51,512,000, resulting in a GAP ratio of 67.0%. This compares to a cumulative GAP position at December 31, 1995, including the effect of off balance sheet items, of a negative $6,802,000, resulting in a GAP ratio of 94.3%. A negative GAP position means that the Company has more interest-bearing liabilities than interest earning assets maturing during the GAP period. The increase in the negative GAP position is due primarily to growth in the Bank's Money Market Deposit accounts and a shortening in the maturity structure of the certificates of deposit less than $100,000 as the two year, special rate certificates of deposit, offered in February 1995, are scheduled to mature during the first quarter of 1997. A negative GAP position provides benefits during a falling interest rate environment. Due to balance sheet growth and the current interest rate environment, the Bank's Asset/Liability Management Committee ("ALCO") revised its guidelines for changes in net interest income due to changes in interest rates from 3.0% to 5.0% in the 12 month GAP period. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at June 30, 1996, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% for the 12 months ending June 30, 1997.

     The Bank had an interest rate swap, with a notional value of $5,000,000, that matured in June 1996. This contract was used to reduce the Bank's cost of funds on its two year 6% certificates of deposit. The Bank replaced this contract with another, $5,000,000 notional value, two year interest rate swap where the Bank receives interest at a rate of 6.37% and pays interest at a rate based on the three month LIBOR. This contract is also used to reduce the Bank's cost-of-funds on its two year certificates of deposit.

RESULTS OF OPERATIONS

     NET INCOME

     Net income increased $240,000 (50.7%) to $713,000 for the three month period ending June 30, 1996 compared to $473,000 for the same period of 1995. Earnings per average Share of Common Stock outstanding was $0.55 and $0.36 for the second quarter of 1996 and 1995, respectively, an increase of 52.8%. Net Income was $1,353,000 and $839,000 for the six month period ending June 30, 1996 and 1995, respectively. This represents an increase of $514,000 (61.3%). The increases for the three month and six month periods ending June 30, 1996, compared to the same periods of 1995, resulted primarily from expense reductions in the provision for loan and lease losses and in noninterest expenses due to declines in salary and benefits expense, insurance assessments by the Federal Deposit Insurance Corporation ("FDIC"), expenses associated with other real estate owned ("OREO") and marketing expenses. During the same periods, the Company also experienced a decrease in noninterest income. The return on average equity was 12.6% for the first six months of 1996, compared to 8.8% for the same period of 1995.

     NET INTEREST INCOME

     Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company's earning. Net interest income was $1,986,000 for the second quarter of 1996. The increase of $63,000 (3.3%) over $1,923,000 for the same period of 1995 resulted as interest income increased and interest expense remained flat. Net income increased $113,000 (3.0%) to $3,880,000 for the six months ended June 30, 1996, compared to $3,767,000 for the same period of 1995. During the first six months of 1996, the average volume of earning assets and the average volume of interest-bearing liabilities were up approximately 4.9% and 3.8%, respectively, over the same period of 1995. The net taxable equivalent yield on the Company's interest earning assets declined 10 basis points during the first six months of 1996, compared to the same period of 1995. This change was due primarily to the growth in earning assets. However, this net yield on earning assets is basically unchanged from year-end 1995. During the first quarter of 1996, the Prime interest rate declined to 8.25% and remained at that level through the first six months of 1996. This prime rate is slightly lower than its level for the first six months of 1995. During the first quarter of 1996, the Company's GAP position became more liability sensitive to changes in interest rates as compared to December 31, 1995. The Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     The Company continues to use interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the interest income or expense of the underlying assets or liabilities. For the six months ended June 30, 1996, the effect of such interest rate protection contracts resulted in a net increase of $2,000 in interest income and a net decrease of $15,000 in interest expense. As a result, the effect on the yields on interest earning assets were negligible, while the rates paid on interest-bearing liabilities declined 1 basis point during the first six months of 1996.

     INTEREST INCOME

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $4,287,000 and $4,224,000 for the three months ended June 30, 1996 and 1995, respectively. This represents an increase of $63,000 (1.5%) for the second quarter of 1996. For the six months ended June 30, 1996, interest income was $8,459,000, an increase of $387,000 (4.8%) compared to $8,072,000 for the same period of 1995. This change for the first six months of 1996 resulted as the average volume of interest earning assets outstanding increased $9,903,000 (4.9%) while the fully taxable equivalent yields on these assets declined 5 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans and lease receivables are the main component of the Bank's earning assets. Interest and fees on loans and lease receivables was $3,158,000 and $3,118,000 for the second quarter of 1996 and 1995, respectively. This reflects an increase of $40,000 (1.3%) during the three months ended June 30, 1996 over the same period of 1995. For the six month period ending June 30, 1996, interest and fees on loans and lease receivables increased $187,000 (3.1%) to $6,245,000 from $6,058,000 for the first six months of 1995. The average volume of loans and lease receivables increased slightly during the first six months of 1996 compared to the same period of 1995, while the Company's yield on loans and lease receivables increased 17 basis points comparing these same periods.

     Interest income on investment securities held to maturity was $396,000 and $612,000 for the second quarter of 1996 and 1995, respectively, and represents a decline of $216,000 (35.3%). Interest income on investment securities held to maturity decreased $394,000 (32.3%) to $827,000 for the first six months of 1996 compared to $1,221,000 for the same period of 1995. These declines were attributed almost entirely to the 30.5% decline in the average volume outstanding. For the second quarter of 1996, interest income on investment securities available for sale increased $349,000 (95.4%) to $715,000 from $366,000 for the same period of 1995. The Company's average volume of investment securities available for sale outstanding was $22,582,000 (140.8%) greater for the first six months of 1996, compared to the same period of 1995, while the fully taxable equivalent yield on these average balances declined 62 basis points. Management continues to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on federal funds sold declined $109,000 (85.8%) to $18,000 for the second quarter of 1996 from $127,000 for the same period of 1995. For the six months ended June 30, 1996 and 1995, interest on federal funds sold was $123,000 and $219,000, respectively. These decreases were due primarily to the declines in the average volume outstanding as funds that were temporarily invested in federal funds sold were shifted into higher yielding investment securities and loans.

     INTEREST EXPENSE

     Total interest expense was relatively flat at $2,301,000 for the second quarter of 1996 compared to $2,300,000 for the same period of 1995. Total interest expense increased $273,000 (6.3%) to $4,578,000 from $4,305,000 for the six months ended June 30, 1996 and 1995, respectively. These changes resulted as the Company's average interest-bearing liabilities outstanding increased 3.8% and the rates paid on these liabilities increased 12 basis points during the first six months of 1996 compared to the same period of 1995. However, since year-end 1995, the rates paid on interest-bearing liabilities have reflected a slight decrease of 2 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, decreased $90,000 (4.2%) to $2,049,000 for the second quarter of 1996 from a level of $2,139,000 for the same period of 1995. This decrease during the second quarter of 1996 is attributable primarily to the adjustment downward to current market rates on the one year, special rate certificates of deposits that were offered by the Bank during the first quarter of 1995. Interest on deposits was $4,117,000 and $3,823,000 for the six months ended June 30, 1996 and 1995, respectively. This increase of $294,000 (7.7%) is due equally to increases in the rates paid for deposits and the average volume of deposits outstanding. While the Bank has allowed the one year, special rate certificates of deposit to adjust downward to its current market interest rates, the Company is still experiencing the effects of offering above market rates on its two year certificates of deposits during the first quarter of 1995. This campaign, to develop a larger local core deposit base and market share, is the primary factor in the Bank's overall increased cost of funds.

     Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, was $252,000 and $161,000 for the second quarter of 1996 and 1995, respectively. This increase of $91,000 (56.5%) was due primarily to an increase in expense on investment securities sold under agreements to repurchase. For the six months ended June 30, 1996, interest expense on borrowed funds, including both short term borrowing and other borrowings decrease $21,000 (4.4%) to $461,000 from $482,000 for the same period of 1995.
This decline resulted from a reduction in the expense associated with FHLB-Atlanta advances outstanding, offset by an increase in expense on investment securities sold under agreements to repurchase. Despite the fact that the Bank made another $5,000,000 FHLB-Atlanta advance during the second quarter of 1996, the cost associated with these advances is at a lower level than 1995.


AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis
                                                                         Six Months Ended June 30,
                                                      -------------------------------------------------------------
                                                                    1996                            1995
                                                      ------------------------------  -----------------------------
                                                       Average                Yield/   Average              Yield/
                     ASSETS                            Balance    Interest     Rate    Balance   Interest     Rate
           ---------------------------                --------   ---------- --------  ---------  --------  --------

Interest Earning Assets:
  Loans & lease receivables, net of unearned income   $ 143,643     6,258      8.76%    142,788     6,081      8.59%
  Investment securities held to maturity:
    Taxable                                              22,845       774      6.81%     33,023     1,143      6.98%
    Tax-exempt                                            1,560        80     10.31%      2,112       116      11.08%
                                                      --------------------            --------------------
      Total investment securities held to maturity       24,405       854      7.04%     35,135     1,259      7.23%
  Investment securities available for sale:
    Taxable                                              38,475     1,260      6.59%     16,035       573      7.21%
    Tax-exempt                                              142         5      7.08%        --        --         --
                                                      --------------------            --------------------
      Total Investment securities availale for sale      38,617     1,265      6.59%     16,035       573      7.21%
  Federal funds sold                                      4,207       123      5.88%      6,991       218      6.29%
  Interest bearing deposits with other banks                 16         1     12.57%         36         2     11.20%
                                                      --------------------            --------------------
      Total interest earning assets                     210,888     8,501      8.11%    200,985     8,133      8.16%
Allowance for loan & lease losses                        (2,040)                         (2,187)
Cash and due from banks                                   6,887                           6,422
Premises and equipment                                    3,572                           2,434
Rental property, net                                      1,991                           1,798
Other assets                                              2,725                           4,012
                                                      ---------                      ----------
                Total Assets                          $ 224,023                         213,464
                                                      =========                       =========

         LIABILITIES & SHAREHOLDERS' EQUITY
      ---------------------------------------
Interest bearing liabilites:
  Deposits:
    Demand                                            $  20,652       213      2.07%     19,461       239      2.48%
    Savings                                              37,729       709      3.78%     36,026       701      3.92%
    Certificates of deposits less than $100,000          75,870     2,403      6.37%     74,254     2,194      5.96%
    Certificates of deposit and other time
       deposits of $100,000 or more                      24,337       792      6.54%     23,384       690      5.95%
                                                      --------------------            --------------------
      Total interest bearing deposits                   158,588     4,117      5.22%    153,125     3,824      5.04%
    Federal funds purchased and securities
      sold under  agreements to repurchase                8,851       240      5.45%      2,055        60      5.89%
    Other short term borrowings                             519        14      5.42%      3,731       146      7.89%
    Other borrowed funds                                  7,044       201      5.74%      9,620       267      5.60%
    Employee stock ownership plan debt                      171         6      7.06%        228         8      7.08%
                                                       --------------------            --------------------
       Total interest bearing liabilities               175,173     4,578      5.26%    168,759     4,305      5.14%
Noninterest bearing demand deposits                      25,441                          23,956
Accrued expenses and other liabilities                    1,896                           1,631
Shareholder's equity                                     21,513                          19,118
                                                      ---------                       ---------
       Total Liabilities and shareholder's equit      $ 224,023                         213,464
                                                      =========                       =========
Net Interest Income                                                $3,923                         $3,828
                                                                  =======                         ======
Net Yield on Total Interest Earning Assets                                     3.74%                           3.84%
                                                                             =======                          ======

* Loans on nonaccrual status have been included in the computation of average balances


     PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is based on management's assessment of the risk in the loan and lease portfolios, the growth of the loan and lease portfolios and the amount of recent loan and lease losses. The provision for loan and lease losses was a credit of $1,000 for the three months ended June 30, 1996 compared to an expense of $124,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, the provision for loan and lease losses was a credit of $5,000 compared to an expense of $214,000 for the same period of 1995. Management made the decision to make no provision to the allowance for loan and lease losses during the first six months of 1996 based on the credit quality of the loan portfolio and the low level of net chargeoff. However, as loan demand began to increase and the loan portfolio grew during the second quarter of 1996, management has decided to restart monthly accruals, in the amount of $15,000, to the allowance for loan and lease losses beginning in July of 1996. The credit of $5,000 for the six months ended June 30, 1996, was the result of a reversal from the valuation allowance for impaired loans due to a decline in the amount of impairment. See "---Allowance for Loan and Lease Losses."

     NONINTEREST INCOME

     Noninterest income decreased $107,000 (15.5%) to $583,000 for the second quarter of 1996 from $690,000 for the same period of 1995. The change in the second quarter of 1996 is due primarily to the gain on the sale of the credit card portfolio that was recognized in the second quarter of 1995. Noninterest income was $1,073,000 and $1,134,000 for the six months ended June 30, 1996 and 1995, respectively. This decrease of $61,000 (5.4%) is primarily a combination of a reduction in VISA and MasterCard income associated with the recognition of the gain on the sale of the credit card portfolio in the second quarter of 1995, offset by increases in transaction fees associated with the Bank's automated teller machines ("ATMs") for 1996.

     Service charges on deposits accounts increased $23,000 (12.6%) to $205,000 for the second quarter of 1996 from $182,000 for the second quarter of 1995. Service charges on deposit accounts were $389,000 and $369,000 for the six months ended June 30, 1996 and 1995, respectively. This represents an increase of $20,000 ( 5.4%) for the first six months of 1996. These increases are due primarily to an increase in income on nonsufficient funds and overdraft charges coupled with a slight general decline in regular monthly services charges on deposit accounts.

     Other noninterest income decreased $110,000 (22.8%) to $372,000 for the second quarter of 1996 from $482,000 for the same period of 1995. Other noninterest income was $674,000 for the six months ended June 30, 1996 and $738,000 for the six months ended June 30, 1995. This represents a decrease of $64,000 (8.7%) for the first six months of 1996. These decreases for both the three months and the six months ended June 30, 1996 resulted primarily from reductions in VISA and MasterCard income associated with the recognition of the gain on the sale of the credit card portfolio in the second quarter of 1995 and income on operating leases, combined with increases in VISA and MasterCard merchant discount and fees, dividends on the Company's Alert stock and surcharges on ATM transactions. In March of 1996, the Bank began assessing a surcharge fee on transactions at its ATMs by customers of other banks, also called "foreign transactions." Through June 30, 1996, these fees generated approximately $41,000 in fee income.

     NONINTEREST EXPENSE

     Total noninterest expense was $1,509,000 and $1,758,000 for the second quarter of 1996 and 1995, respectively, representing a decrease of $249,000 or 14.2%. For the six months ended June 30, 1996, total noninterest expense decreased $419,000 (12.4%) to $2,957,000 from $3,376,000 for the same period of
1995. These declines were due primarily to decreases in salaries and benefits expense, OREO expenses, FDIC deposit insurance premium expense, marketing expense and VISA and MasterCard operating expenses..

     Salaries and benefits expense was $704,000 and $781,000 for the three months ended June 30, 1996 and 1995, respectively. This represents a decrease of $77,000 (9.9%) in the second quarter of 1996 compared to the second quarter of 1995. During the six months ended June 30, 1996, salaries and benefits expense decreased $111,000 (7.2%) to $1,439,000 from $1,550,000 for the six months ended June 30, 1995. These decreases are due to management's decision in 1995 to restructure and realign positions rather than replace personnel leaving through normal attrition.

     Net occupancy expense was $199,000 for the second quarter of 1996, which represented an increase of $10,000 (5.3%) over the level of $189,000 for the same period of 1995. Net occupancy expense increased $45,000 (12.6%) to $402,000 for the six months ended June 30, 1996 compared to $357,000 for the six months ended June 30, 1995. These increases continue to result from increases in depreciation expense associated with the renovation of the Bank's main office and Kroger branch and service contracts on furniture and equipment due to the purchase of computer equipment, coupled with a slight decrease during the first six months of 1996 in general furniture and equipment repair and maintenance expense.

     For the second quarter of 1996, other noninterest expense decreased $182,000 (23.1%) to $606,000 from $788,000 for the second quarter of 1995.
Other noninterest expense was $1,116,000 and $1,470,000 for the six months ended June 30, 1996 and 1995, respectively. This represents a decrease of $354,000 (24.1%) during 1996. These decreases were due primarily to decreases in the Bank's FDIC deposit insurance premium expense of $179,000, OREO expense of $84,000, marketing expense of $42,000 and VISA and MasterCard operating expenses of $32,000. The decrease in the FDIC deposit insurance premium expense was the result of the FDIC Board's action, in November 1995, to reduce Bank Insurance Fund ("BIF") premiums to a range of $.00 to $.31 annually for each $100 of deposits effective the first assessment period of 1996, with well capitalized banks, such as the Bank, being subject to FDIC's minimum annual premium of $2,000 payable in increments of $500 per quarter. The decrease in OREO expense is the result of the Bank having very little expense associated with its foreclosed property during the first six months of 1996 as compared to making extensive repairs in the first quarter of 1995 to a piece of foreclosed property in order to put it in marketable condition. The decrease in marketing expenses was due to the Company not planning any major marketing campaigns for the first quarter of 1996. The decrease in VISA and MasterCard operating expenses was due to cost incurred in June of 1995 associated with the buy out of the processing contract with Southeast Bankcard Association upon the sale of the Bank's credit card portfolio.

     INCOME TAXES

     Income tax expense was $349,000 and $259,000 for the second quarter of 1996 and 1995, respectively. For the six months ended June 30, 1996, income tax expense increased $175,000 (37.0%) to $648,000 from $473,000 for the six months ended June 30, 1995. These levels represent an effective tax rate on pre-tax earnings of 32.4% for the six months ended June 30, 1996 and 36.1% for the same period of 1995.

                          PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held at the Auburn National Center in Auburn, Alabama, on Tuesday, May 14, 1996, at 3:00 in the afternoon. This meeting was held for the purpose of considering the reelection of five directors to the Board of Directors, an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 1,750,000 to 2,500,000 shares, and the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the fiscal year ending December 31, 1996.

     As to the reelection of five directors, Messrs E. L. Spencer, Jr., Emil F. Wright, Jr., Robert M. Harper, and Ms. Winifred H. Boyd and Ms. Anne M. May were all reelected to the Board of Directors with 981,881 votes cast FOR all nominees, except for Mr. Harper who received 979,381 votes FOR his reelection and 900 votes cast to WITHHOLD AUTHORITY on all nominees on this matter.

     Approval was given to amend to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock to 2,500,000 with 947,241 votes cast FOR, 30,650 votes cast AGAINST and 4,890 votes ABSTAINING on this matter.

     The reappointment of KPMG Peat Marwick LLP as independent auditors for the Company was ratified with 982,730 votes cast FOR, none cast AGAINST and 51 votes ABSTAINING on this matter.



ITEM 5.  OTHER INFORMATION

     DESCRIPTION OF PROPERTY

     In 1994, the Bank acquired a piece of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom and warehouse space. The Bank subsequently removed an underground storage tank ("UST") containing petroleum products from the site. In March 1995, the Alabama Department of Environmental Management ("ADEM") requested that the Bank submit a Secondary Investigation Plan ("Secondary Investigation") as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy R. Weston, Inc. ("Weston"), an independent consultant hired by the bank.
The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM's Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. This plan calls for samplings to be taken from all eight monitoring wells associated with the former UST monitoring system and tested to assure that groundwater contamination will not pose a potential concern. These samplings will be performed in two quarterly sampling events for a period of six months. At the end of this period, the program will be reassessed for closure of the site or a reduction in the number of wells and/or frequency of sampling of the site.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits                                                 Page

4.A    Certificate of Incorporation of Auburn National
       Bancorporation, Inc.  *                                 ---

4.B    Bylaws of Auburn National Bancorporation, Inc.  *       ---

10.A   Auburn National Bancorporation, Inc. 1994 long
       Long-term Incentive Plan.  *                            ---

10.B   Lease and Equipment Purchase Agreement, Dated
       September 15, 1987.  *                                  ---


11     Statement Regarding Computation of Per Share
       Earnings                                                21

27     Financial Data Schedule                                 ---

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarterly period ending June 30, 1996.






- - -------------------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.

                                  SIGNATURES


     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AUBURN NATIONAL BANCORPORATION, INC.
                                              (Registrant)



Date:       August 7, 1996            By:   /s/ E. L. Spencer, Jr.
     ----------------------------        ---------------------------------------
                                            E. L. Spencer, Jr.
                                            President and Chief Executive
                                            officer



Date:       August 7, 1996            By:   /s/ Linda D. Fucci
     -----------------------------       --------------------------------------
                                            Linda D. Fucci
                                            Chief Financial Officer



Date:       August 7, 1996            By:   /s/ William E. Blackmon
     -----------------------------       --------------------------------------
                                            William E. Blackmon
                                            Controller and Chief  Accounting
                                            Officer

                     AUBURN NATIONAL BANCORPORATION, INC.

                                 EXHIBIT INDEX

Exhibit                                                     Sequentially
Number                     Description                      Numbered Page
- - ------                     -----------                      -------------

4.A    Certificate of Incorporation of Auburn National
       Bancorporation, Inc.  *                                   ---

4.B    Bylaws of Auburn National Bancorporation, Inc.  *         ---

10.A   Auburn National Bancorporation, Inc. 1994 long
       Long-term Incentive Plan.  *                              ---

10.B   Lease and Equipment Purchase Agreement, Dated
       September 15, 1987.  *                                    ---


11     Statement Regarding Computation of Per Share
       Earnings                                                  21

27     Financial Data Schedule                                   ---







- - -------------------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.