Form 10QSB
period 1996-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 1996-11-12
CIK 750574

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended   SEPTEMBER 30, 1996
                               ----------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period            to
                          ----------    ----------
Commission file number            0-26486
                       ---------------------------



                     AUBURN NATIONAL BANCORPORATION, INC.
      (Exact Name of Small Business Issuers as Specified in Its Charter)



            DELAWARE                                          63-0885779
(State of Other Jurisdiction of                             (I.R.S.Employer
Incorporation of Organization)                             Identification No.)


           165 EAST MAGNOLIA AVENUE, SUITE 203, AUBURN, ALABAMA  36830
--------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (334) 821-9200
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

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
YES          NO
   -----        -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1996: 1,303,071 SHARES OF COMMON STOCK, $.01
                                      ---------------------------------------
PAR VALUE PER SHARE
-------------------

Transitional Small Business Disclosure Format (check one):
YES      NO  X
    ____       -----

================================================================================

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                     INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------

Item 1  Financial Information

                Consolidated Balance Sheets as of
                September 30, 1996 and December 31, 1995                       3

                Consolidated Statements of Income for
                the Three Months and Nine Months
                Ended September 30, 1996 and 1995                              4

                Consolidated Statements of Changes in
                Stockholders' Equity for September 30, 1996
                and December 31, 1995                                          5

                Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 1996
                and 1995                                                       6

                Notes to Consolidated Financial Statements                     7

Item 2  Managements Discussion and Analysis of Financial Condition
        and Results of Operations                                              8

PART II.  OTHER INFORMATION
----------------------------------------------------------------

Item 6  Exhibits                                                              18



 AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
             Consolidated Balance Sheets
      September 30, 1996 and December 31, 1995


                             ASSETS                                             9/30/96         12/31/95
          -----------------------------------------------                    -------------    -------------
                                                                              (UNAUDITED)
Cash and due from banks                                                         9,007,433        8,175,545
Federal funds sold securities purchased under agreements to resell             13,175,000       10,575,000
                                                                             -------------    -------------
                Cash and cash equivalents                                      22,182,433       18,750,545

Interest bearing deposits with other banks                                         23,839            7,110
Investment securities held to maturity (fair value of $18,867,455 and
    $26,084,159 at September 30, 1996 and December 31, 1995, respectively):
        Taxable                                                                18,670,280       24,195,972
        Tax-exempt                                                              1,544,665        1,564,609
                                                                             -------------    -------------
                Total Investment Securities Held to Maturity                   20,214,945       25,760,581

Investment securities available for sale, net (unrealized holding losses of $558,580 and unrealized holding gains of $154,130 at September 30, 1996 and December 31, 1995, respectively)
        Taxable                                                                42,530,699       30,773,639
        Tax-exempt                                                                480,000              --
                                                                             -------------    -------------
                Total Investment Securities Available for Sale                 43,010,699       30,773,639

Loans & Lease Receivables:
    Loans & Lease Receivables, less unearned income of $106,528 at
        September 30, 1996 and $156,935 at December 31, 1995                  161,980,453      140,470,965
    Less allowance for loan & lease losses (including valuation reserve
        for impaired loans)                                                    (2,089,273)      (2,012,133)
                                                                             -------------    -------------
                Loans & Lease Receivables, net                                159,891,180      138,458,832

Premises and equipment, net                                                     3,519,248        3,626,943
Rental property, net                                                            1,908,984        1,978,192
Other assets                                                                    3,398,596        2,841,630
                                                                             -------------    -------------
                Total assets                                                 $254,149,924     $222,197,472
                                                                             ============     ============

                 LIABILITIES & STOCKHOLDERS' EQUITY
          -----------------------------------------------

Deposits:
  Non-interest bearing                                                         28,672,910       25,491,056
  Interest bearing                                                            180,289,380      160,311,472
                                                                             -------------    -------------
                Total Deposits                                                208,962,290      185,802,528

Federal funds purchased and repurchase agreements                               9,086,829        7,010,098
Other short term borrowings                                                     1,272,708          472,195
Other borrowed funds                                                           10,938,660        6,029,138
Accrued expenses and other liabilities                                          1,534,325        1,443,905
Employee Stock Ownership Plan debt                                                170,946          170,946
                                                                             -------------    -------------
                Total liabilities                                             231,965,758      200,928,810

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                              --               --
  Common stock of $.01 par value; authorized 1,750,000 shares;
      issued 1,319,045 at September 30, 1996 and December 31, 1995,
      respectivley                                                                 13,190           13,190
  Surplus                                                                       3,691,099        3,685,488
  Retained earnings                                                            19,323,685       17,749,910
                                                                             -------------    -------------
                                                                               23,027,974       21,448,588

  Less: Unrealized loss on mutual funds and investment securities
             available for sale, net of taxes                                    (368,853)          90,775
          Treasury stock, 15,974 shares and 5,820 shares at
              September 30, 1996 and December 31, 1995, respectively,
                   at cost                                                       (304,009)         (99,755)
          Employee Stock Ownership Plan debt                                     (170,946)        (170,946)
                                                                             -------------    -------------
                Net stockholders' equity                                       22,184,166       21,268,662

  Commitments                                                                         ---              ---
                                                                             -------------    -------------
                Total liabilities and stockholders' equity                   $254,149,924     $222,197,472
                                                                              ============     ============

                                      -3-

   AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
          Consolidated Statements of Earnings
For The Three Months and Nine Months Ended September 30, 1996 and 1995


                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                   --------------------------------    ----------------------------------
                                                        1996              1995              1996               1995
                                                   --------------    --------------    --------------    ----------------
                                                     (UNAUDITED)       (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
Interest income:
    Interest and fees on loans                        $3,391,918        $3,078,369        $9,636,596         $9,136,670
    Interest and dividends on investment
      securities held to maturity:
        Taxable                                          323,993           546,596         1,097,980          1,688,854
        Tax-exempt                                        26,098            31,373            78,917            109,627
                                                   --------------    --------------    --------------    ----------------
            Total interest and dividends on
              investment securities-HTM                  350,091           577,969         1,176,897          1,798,481
    Interest and dividends on investment
      securities available for sale:
        Taxable                                          706,088           449,757         1,965,791          1,022,374
        Tax-exempt                                         5,947               --              9,516                --
                                                   --------------    --------------    --------------    ----------------
            Total interest and dividends on
              investment securities-AFS                  712,035           449,757         1,975,307          1,022,374
    Interest on federal funds sold                        56,306            50,999           179,244            269,564
    Interest on interest-bearing deposits with
       other banks                                           384               642             1,197              2,893
                                                   --------------    --------------    --------------    ----------------
            Total interest income                      4,510,734         4,157,736        12,969,241         12,229,982

Interest expense:
    Interest on deposits                               2,191,609         2,163,034         6,308,523          5,986,278
    Interest on federal funds purchased                   11,819             4,537            63,679             12,887
    Interest on securities sold under agreements
      to repurchase                                      100,525            14,900           289,001             66,454
    Interest on other borrowings                         167,042           127,781           388,005            549,418
                                                   --------------    --------------    --------------    ----------------
            Total interest expense                     2,470,995         2,310,252         7,049,208          6,615,037
                                                   --------------    --------------    --------------    ----------------

            Net interest income                        2,039,739         1,847,484         5,920,033          5,614,945
Provision for loan losses                                 44,674                 0            39,977            214,080
                                                   --------------    --------------    --------------    ----------------
            Net interest income after provision
               for loan losses                         1,995,065         1,847,484         5,880,056          5,400,865

Noninterest income:
    Service charges on deposit accounts                  203,172           178,995           592,262            548,193
    Investment securities gains/(losses), net                  0                (4)            9,639             27,199
    Other                                                341,705           294,945         1,016,078          1,032,693
                                                   --------------    --------------    --------------    ----------------
            Total noninterest income                     544,877           473,936         1,617,979          1,608,085

Noninterest expense:
    Salaries and benefits                                726,725           709,728         2,165,514          2,259,494
    Net occupancy expense                                195,398           158,188           597,290            514,752
    Other                                                595,090           577,754         1,711,116          2,047,662
                                                   --------------    --------------    --------------    ----------------
            Total noninterest expense                  1,517,213         1,445,670         4,473,920          4,821,908

Earnings before income tax expense                     1,022,729           875,750         3,024,115          2,187,042
Income tax expense                                       385,403           286,041         1,033,394            758,611
                                                   --------------    --------------    --------------    ----------------

            Net earnings                                $637,326          $589,709        $1,990,721         $1,428,431
                                                   ==============    ==============    ==============    ===============

Net earnings per share                                     $0.49             $0.45             $1.53              $1.11
                                                   ==============    ==============    ==============    ===============

Weighted average shares outstanding                    1,302,793         1,313,225         1,305,136          1,291,657
                                                   ==============    ==============    ==============    ===============

                                               -4-



                 AUBURN NATIONAL BANCORPORATION & SUBSIDIARIES
                        CHANGES IN STOKCHOLDERS EQUITY
        FOR THE PERIODS ENDED DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

                                                                                                         Unrealized
                                                                                                        Gain/(Loss) on
                                                                                                        Mutual Funds
                                                                                                        and Securities
                                                                                            Retained    Available for
                                                               Common Stock     Surplus     Earnings        Sale
                                                               -------------  -----------  -----------  ------------
Balance at December 31, 1994                                 $       12,500    2,452,449   16,128,345      (348,663)

  Issuance of Common Stock (69,045 shares)                              690    1,233,039         ---           ---
  Net earnings                                                         ---          ---     2,091,234          ---
  Cash dividends paid ($0.36 per share)                                ---          ---      (469,669)         ---
  Change in net unrealized gain (loss) on mutual funds and
      investment securities available for sale of bank
      subsidiary                                                       ---          ---          ---        439,438
  Payment of Employee Stock Ownership Plan Debt                        ---          ---          ---           ---
  Purchase of treasury stock (1,202 shares)                            ---          ---          ---           ---
                                                               -------------  -----------  -----------  ------------
Balance at December 31, 1995                                 $       13,190    3,685,488   17,749,910        90,775


Through September 30, 1996 (Unaudited):
Net earnings                                                           ---          ---     1,990,721          ---
Cash dividends paid ($0.32 per share)                                  ---          ---      (416,946)         ---
Change in net unrealized gain (loss) on mutual funds and
    investment securities available for sale of bank
    subsidiary                                                         ---          ---          ---       (459,628)
Purchase of treasury stock (10,154 shares)                             ---         5,611         ---           ---
                                                               -------------  -----------  -----------  ------------
Balance at September 30, 1996 (Unaudited)                    $       13,190    3,691,099   19,323,685      (368,853)
                                                                ============   ==========   ==========   ===========



Employee Stock
 Ownership     Treasury
 Plan debt       Stock        Total
------------  -----------  -----------
   (227,953)     (74,994)  17,941,684

       ---          ---     1,233,729
       ---          ---     2,091,234
       ---          ---      (469,669)

       ---          ---       439,438
     57,007         ---        57,007
       ---       (24,761)     (24,761)
------------  -----------  -----------
   (170,946)     (99,755)  21,268,662



       ---          ---     1,990,721
       ---          ---      (416,946)

       ---          ---      (459,628)
       ---      (204,254)    (198,643)
------------  -----------  -----------
   (170,946)    (304,009)  22,184,166
 ===========   ==========   ==========



  AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
           Consolidated Statements of Cash Flow
   For The Nine Months  Ended September 30, 1996 and 1995

                                                                            1996           1995
                                                                         ------------   ------------
                                                                         (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                              $1,990,721     $1,428,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                        626,560        611,015
        Accretion of discount & loan fees                                   (101,384)       (44,645)
        Provision for loan losses and adjustment for impaired
          loans                                                               39,977        214,080
        Loss on sale of premises & equipment                                     186          3,746
        Increase in interest receivable                                     (572,426)      (486,213)
        Decrease in other assets                                             142,866        325,369
        Decrease in interest payable                                        (129,291)      (136,866)
        Increase in other liabilities                                        219,711        569,903
                                                                         ------------   ------------
            Net cash provided by operating activities                      2,216,920      2,484,820

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                        5,492,133      3,947,120
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                      2,535,075      2,298,874
    Proceeds from sale of investment securities available
        for sale                                                           5,915,851           ---
    Purchases of investment securities available for sale                (21,387,565)   (16,848,141)
    Net increase in loans                                                (21,472,325)     2,900,257
    Purchases of premises and equipment                                     (181,100)    (1,303,989)
    Purchases of rental property                                              (1,310)       (14,986)
    Proceeds from lease of other real estate                                    ---           3,807
    Net (increase)/decrease in interest-bearing deposits with
        other banks                                                          (16,729)         3,530
                                                                         ------------   ------------
            Net cash used in investing activities                        (29,115,970)    (9,013,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase/(decrease) in Interest bearing deposits,
        NOW accounts and savings accounts                                 17,355,524    (10,492,893)
    Net increase in certificates of deposit                                5,804,238     27,149,574
    Net increase/(decrease) in securities sold under agreements
        to repurchase                                                      2,076,731     (2,995,546)
    Increase/(decrease) in borrowings from FHLB                            4,925,000     (8,075,000)
    Net increase in other short-term borrowings                              800,513        777,833
    Net decrease in other long-term debt                                     (15,477)    (3,514,187)
    Proceeds from sale of Treasury Stock                                      16,887           ---
    Proceeds from issuance of Common Stock                                      ---       1,233,729
    Purchase of treasury stock                                              (221,141)       (24,761)
    Dividends paid                                                          (411,335)      (351,479)
                                                                         ------------   ------------
            Net cash provided by financing activities                     30,330,940      3,707,270
                                                                         ------------   ------------

Net increase/(decrease) in cash and cash equivalents                       3,431,890     (2,821,438)
Cash and cash equivalents at beginning of year                            18,750,543     13,115,402
                                                                         ------------   ------------
Cash and cash equivalents at end of period                               $22,182,433    $10,293,964
                                                                         ============   ============


Supplemental information on cash payments:
        Interest paid                                                     $7,454,367     $6,478,171
                                                                         ============   ============

        Income taxes paid                                                 $1,033,394       $738,059
                                                                         ============   ============

Supplemental information on noncash transactions:
        Loans transferred to other real estate                               $90,585        $23,000
                                                                         ============   ============

        Change in unrealized gain (loss) on investment securities
            available for sale, net of change in deferred tax              ($459,628)      $340,403
                                                                         ============   ============

        Non-cash Dividend from Bank Subsidiary to Parent
            Company, net                                                        ---        $341,092
                                                                         ============   ============

                                     -6-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the nine month periods ended September 30, 1996 and 1995.

SUMMARY

     Net income of $637,000 for the quarter ended September 30,1996 represented an increase of $47,000 (8.0%) from the Company's net income of $590,000 for the same period of 1995. Earnings per average Share of Common Stock outstanding increased $0.04 (8.9%) to $0.49 during the third quarter of 1996 from $0.45 for the third quarter of 1995 due primarily to the increase in net income. Net income increased $563,000 (39.4%) to $1,991,000 for the nine month period ended September 30, 1996 compared to $1,428,000 for the same period of 1995. Earnings per average Share of Common Stock outstanding increased $0.42 (37.8%) to $1.53 during the first nine months of 1996 from $1.11 for the first nine months of 1995. During the three month and nine month periods ended September 30, 1996 compared to the same periods of 1995, the Company experienced an increase in net
interest income, as well as an increase in  noninterest income.   Noninterest
expense increased for the three month period but decreased for the nine month period ended September 30, 1996. The net yield on total interest earning assets was 3.68% for the nine months ended September 30, 1996 compared to 3.72% for the nine months ended September 30, 1995. While the Prime interest rate was at a slightly lower level during the first nine months of 1996, compared to the first nine months of 1995, this decline in the net yield on interest earning assets is due primarily to the concentration of interest earning asset growth in investment securities available for sale, which provided lower yields than other interest earning assets and an increase in the average rate paid on certificates of deposits. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $254,150,000 at September 30, 1996 reflected an increase of $31,953,000 (14.4%) over total assets of $222,197,000, at December 31, 1995.
This growth resulted primarily from growth in deposits and an increase in borrowings which were used to purchase investment securities available for sale and to fund new loan growth.


FINANCIAL CONDITION

     INVESTMENT SECURITIES

     Investment securities held to maturity were $20,215,000 and $25,761,000 at September 30, 1996 and December 31, 1995, respectively. This decline of $5,546,000 (21.5%) resulted entirely from scheduled paydowns and calls of principal. The significant increase of $12,237,000 (39.8%) in investment securities available for sale to $43,011,000 at September 30, 1996 from $30,774,000 at December 31, 1995, reflects the runoff from investment securities held to maturity, the investment of the deposit growth and the investment of funds borrowed through repurchase agreements. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning. Management also made the decision to take advantage of current market yields as it replaced, in advance, a portion of its maturities, paydowns and calls that are scheduled or anticipated during 1996. These investments were made to provide and maintain acceptable yields on the investment portfolio while providing an appropriate level of liquidity.

     Federal funds sold increased $2,600,000 (24.6%) to $13,175,000 at September 30, 1996 from $10,575,000 at December 31, 1995. However, the average balance for the nine months ended September 30,

1996 declined somewhat from the average for the corresponding period in 1995. These fluctuations reflect normal activity in the Bank's funds management efforts.

     LOANS

     Total loans, net of unearned income, of $161,981,000 at September 30, 1996 reflected an increase of $21,510,000 (15.3%) compared to the total loans of $140,471,000, net of unearned income, at December 31, 1995. This growth continues to occur primarily in the commercial and consumer real estate mortgage portfolios due to strong customer demand and a stable local real estate market. In addition, the Bank experienced some growth in its consumer installment loans during the first nine months of 1996 after experiencing declines during 1995 as a result of the Bank's decision to sell its entire credit card and student loan
portfolios.   See the "Consolidated Average Balances, Interest Income/Expense
and Yields/Rates" table.

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

     The allowance for loan and lease losses, including the valuation reserve for impaired loans, was $2,089,000 at September 30, 1996. Management believes that this level of reserves (1.29% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

     During the first six months of 1996, the Bank made no monthly provisions to the allowance for loan and lease losses based on management's assessment of the credit quality of the loan portfolio, coupled with the relatively low level of net charge-offs. However, as loan demand began to increase and the loan portfolio grew during the third quarter of 1996, a provision of $45,000 was made to the allowance for loan and lease losses. For the nine months ended September 30, 1996, the Bank had charge-off loans of $94,000 and recoveries of $131,000.

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At September 30, 1996, 57 loans totaling approximately $1.9 million, or 1.2% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 52 loans totaling $1.4 million, or 1.0% of total loans outstanding, net of unearned income, at December 31, 1995.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, were $735,000 at September 30, 1996 compared to $270,000 at December 31, 1995. This change resulted primarily from an increase of $416,000 in accruing loans 90 days or more past due because of a large commercial credit that has subsequently been brought current by the debtor.

     DEPOSITS

     Total deposits increased $23,159,000 (12.5%) to $208,962,000 at September 30, 1996, as compared to $185,803,000 at December 31, 1995. Noninterest-bearing deposits increased $3,182,000 (12.5%) during the first nine months of 1996 while total interest-bearing deposits increased $19,977,000 (12.5%) to $180,289,000 at September 30, 1996 from $160,312,000 at December 31,
1995. The growth in noninterest-bearing deposits is due primarily to an increase in commercial demand deposits. The average rate paid on interest-bearing deposits was 5.22% for the nine months ended September 30, 1996 compared to 5.15% for the same period of 1995. During the first nine months of 1996, the Bank experienced an increase of approximately $17,757,000 (69.25%) in its Money Market Deposit accounts. This increase in Money Market Deposit accounts resulted from new deposit growth and a shift of approximately $3,500,000 (15.1%) from NOW accounts into the Bank's Money Market Index accounts. In addition, certificates of deposits increased approximately $5,845,000 (5.8%) during the first nine months of 1996. The Company considers the shifts in the deposit mix and the deposit increase to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's consolidated stockholders' equity was $22,184,000 at September 30, 1996, compared to $21,269,000 at December 31, 1995. This represents an increase of $915,000 (4.3%) during the first nine months of 1996. Net earnings for the first nine months of 1996 continues to exceed net earnings for the same period of 1995. However, the Company experienced a change to an unrealized loss, net of taxes, at September 30, 1996 from an unrealized gain, net of taxes, at December 31, 1995 on its investment securities available for sale. In addition, during the nine month period ended September 30, 1996, the Company purchased 11,265 shares of Treasury Stock from the Employee Stock Ownership Plan ("ESOP") as a result of terminating ESOP participants and reissued 1,111 shares of Treasury Stock in conjunction with the Dividend Reinvestment Plan. During the first nine months of 1996, cash dividends of 416,946, or $0.32 per Share, were declared on Common Stock.

      The Company's Leverage capital ratio was 8.91%, Tier I capital ratio was 13.82% and Total Capital ratio was 15.07% at September 30, 1996. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% leverage
capital, 4.0% Tier I capital and 8.0% Total Capital.   Based on current
regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary sources of liquidity during the first nine months of 1996 continues to be through deposit growth, sales, maturities, calls and paydowns of investment securities, investment securities sold under agreements to repurchase, coupled with advances from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to purchase investment securities available for sale and to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $10,700,000, leaving credit available, net of advances drawn down, of approximately $14,300,000 at September 30, 1996.

     Net cash provided by operating activities of $2,217,000 for the nine months ended September 30, 1996, consisted primarily of net earnings. Net cash used in investing activities of $29,116,000 funded investment securities available for sale purchases and loan growth of $21,388,000 and 21,472,000, respectively, offset by proceeds from investment sales, maturities, calls and paydowns of $13,943,000. The $30,331,000 in net cash provided by financing activities resulted from net increases of $23,160,000 in total deposits and $4,925,000 in advances from the FHLB-Atlanta.

     INTEREST RATE SENSITIVITY MANAGEMENT

     At September 30, 1996, interest sensitive assets that repriced or matured within the next 12 months were $123,623,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $190,532,000. This cumulative GAP position of a negative $66,909,000, resulted in a GAP ratio of 65.0%. This compares to a cumulative GAP position at December 31, 1995 of a negative $6,802,000 and a GAP ratio of 94.3%. A negative GAP position means that the Company has more interest-bearing liabilities than interest earning assets maturing during the GAP period. The increase in the negative GAP position is due primarily to growth in the Bank's Money Market Deposit accounts and a shortening in the maturity structure of the certificates of deposit less than $100,000 as the two year, special rate certificates of deposit, offered in February 1995, are scheduled to mature during the first quarter of 1997. A negative GAP position provides benefits during a falling interest rate environment. Based on the Bank's Asset/Liability Management Committee's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at September 30, 1996, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over the next 12 months.

RESULTS OF OPERATIONS

     NET INCOME

     Net income increased $47,000 (8.0%) to $637,000 for the three month period ending September 30, 1996 compared to $590,000 for the same period of 1995. Earnings per average Share of Common Stock outstanding was $0.49 and $0.45 for the third quarter of 1996 and 1995, respectively, an increase of 8.9%. Net Income was $1,991,000 and $1,428,000 for the nine month period ending September 30, 1996 and 1995, respectively. This represents an increase of $563,000 (39.4%). The increases for the three month and nine month periods ending September 30, 1996, compared to the same periods of 1995, resulted primarily from an increase in net interest income, reduction in the provision for loan and lease losses and reduction in noninterest expenses due to declines in salary and benefits expense, insurance assessments by the Federal Deposit Insurance Corporation ("FDIC"), loan related expenses and marketing expenses, offset by an increase in net occupancy expense. For the three month period ended September 30, 1996, noninterest income increased somewhat but was relatively unchanged for the nine months ended September 30, 1996.

     NET INTEREST INCOME

     Net interest income was $2,040,000 for the third quarter of 1996. The increase of $193,000 (10.5%) over $1,847,000 for the same period of 1995 resulted as interest income increased and interest expense remained flat. Net interest income increased $305,000 (5.4%) to $5,920,000 for the nine months ended September 30, 1996, compared to $5,615,000 for the same period of 1995 as the increase in average interest earning assets over average interest bearing liabilities offset the slight decline in net yield on interest earning assets of
 .04% from 3.72% to 3.68%, due primarily to the concentration of interest earning asset growth in investment securities available for sale, which provided lower yields than other interest earning assets, and an increase in the average rate paid on certificates of deposits.

     INTEREST INCOME

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $4,511,000 and $4,158,000 for the three months ended September 30, 1996 and 1995, respectively. This represents an increase of $353,000 (8.5%) for the third quarter of 1996. For the nine months ended September 30, 1996, interest income was $12,969,000, an increase of $739,000 (6.0%) compared to $12,230,000 for the same period of 1995. This change for the first nine months of 1996 resulted as the average volume of interest earning assets outstanding increased $13,335,000 (6.6%) over the same period of 1995 while the fully taxable equivalent yields on these assets declined five basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans and lease receivables are the main component of the Bank's earning assets. Interest and fees on loans and lease receivables were $3,392,000 and $3,078,000 for the third quarter of 1996 and 1995, respectively. This reflects an increase of $314,000 (10.2%) during the three months ended September 30, 1996 over the same period of 1995. For the nine month period ending September 30, 1996, interest and fees on loans and lease receivables increased $500,000 (5.5%) to $9,637,000 from $9,137,000 for the first nine months of 1995. The average volume of loans and lease receivables increased somewhat during the first nine months of 1996 compared to the same period of 1995, while the Company's yield on loans and lease receivables increased eleven basis points comparing these same periods.

      Interest income on investment securities held to maturity decreased $621,000 (34.5%) to $1,177,000 for the first nine months of 1996 compared to $1,798,000 for the same period of 1995. These declines were attributed almost entirely to the 33.2% decline in the average volume outstanding. The fully taxable equivalent yield on these average balances declined 20 basis points.
For the nine month period ended September 30, 1996, interest income on investment securities available for sale increased $953,000 (93.3%) to $1,975,000 from $1,022,000 for the same period of 1995. The Company's average volume of investment securities available for sale was $20,416,000 (103.5%) greater for the first nine months of 1996, compared to the same period of 1995, while the fully taxable equivalent yield on these average balances declined 35 basis points. Management continues to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     INTEREST EXPENSE

     Total interest expense increased $161,000 (7.0%) to $2,471,000 for the third quarter of 1996 compared to $2,310,000 for the same period of 1995. Total interest expense increased $434,000 (6.6%) to $7,049,000 from $6,615,000 for the nine months ended September 30, 1996 and 1995, respectively. These changes resulted as the Company's average interest-bearing liabilities outstanding increased 6.1% and the rates paid on these liabilities increased ten basis points during the first nine months of 1996 compared to the same period of 1995. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, remained relatively flat for the third quarter of 1996 compared to the same period of 1995. Interest on deposits was $6,309,000 and $5,986,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase of $323,000 (5.4%) is due to an increase in the average rates paid on deposits of seven basis points coupled with an increase in the average volume of deposits outstanding of $6,400,000. While the Bank has allowed the one year, special rate certificates of deposit to adjust downward to its current market interest rates, the Company is still experiencing the effects of offering above market rates on its two year certificates of deposits during the first quarter of 1995. This campaign, to develop a larger local core deposit base and market share, is the primary factor in the Bank's overall increased cost of funds.

     Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, was $279,000 and $147,000 for the third quarter of 1996 and 1995, respectively. This increase of $132,000 (89.8%) was due primarily to an increase in expense on investment securities sold under agreements to repurchase. For the nine months ended September 30, 1996, interest expense on borrowed funds, including both short term borrowing and other borrowings increased $112,000 (17.81%) to $741,000 from $629,000 for the same period of 1995. This increase is due to a significant increase in average balances outstanding offset somewhat by a decrease in the averages cost of these funds.

     PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses is based on management's assessment of the risk in the loan and lease portfolios, the growth of the loan and lease portfolios and the amount of recent loan and lease losses. The provision for loan and lease losses was $44,700 for the three months ended September 30, 1996 compared to zero for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the provision for loan and lease losses was $40,000 compared to $214,000 for the same period of 1995. The significant decline in the provision for loan and lease losses during the first nine months of 1996 is based on the credit quality of the loan portfolio and the low level of net chargeoffs. See "---Allowance for Loan and Lease Losses."



AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis
                                                                        Nine Months Ended September 30,
                                                      ------------------------------------------------------------------
                                                                  1996                                 1995
                                                      ------------------------------     -------------------------------
                                                         Average                Yield/       Average              Yield/
                      ASSETS                             Balance   Interest      Rate        Balance   Interest    Rate
      -------------------------------------              -------   --------     ------       -------   --------   ------


Interest Earning Assets:
 Loans & lease receivables, net of unearned income   $   147,237     9,637      8.74%       141,636     9,137      8.63%
 Investment securities held to maturity:
   Taxable                                                21,666     1,098      6.77%        32,678     1,689      6.91%
   Tax-exempt                                              1,555        79      6.79%         1,810       110      8.13%
                                                      --------------------               --------------------
     Total investment securities held to maturity         23,221     1,177      6.77%        34,488     1,799      6.97%
 Investment securities available for sale:
   Taxable                                                39,884     1,966      6.58%        19,724     1,022      6.93%
   Tax-exempt                                                256        10      5.22%           --        --        --
                                                      --------------------               --------------------
     Total investment securities available for sale       40,140     1,976      6.58%        19,724     1,022      6.93%
 Federal funds sold                                        4,373       179      5.47%         5,775       269      6.23%
 Interest bearing deposits with other banks                   22         1      6.07%            35         3     11.46%
                                                      --------------------               --------------------
     Total interest earning assets                       214,993    12,970      8.06%       201,658    12,230      8.11%
Allowance for loan & lease losses                         (2,045)                            (2,216)
Cash and due from banks                                    7,027                              6,347
Premises and equipment                                     3,552                              2,663
Rental property, net                                       1,969                              1,890
Other assets                                               2,811                              3,721
                                                      ----------                         ----------
     Total Assets                                     $  228,307                            214,063
                                                     ===========                         ==========

        LIABILITIES & SHAREHOLDERS' EQUITY
      -------------------------------------

Interest bearing liabilites:
 Deposits:
  Demand                                             $    20,135       311      2.06%        19,374       355      2.45%
  Savings                                                 39,860     1,164      3.90%        35,397     1,027      3.88%
  Certificates of deposits less than $100,000             75,365     3,757      6.66%        75,934     3,489      6.14%
  Certificates of deposit and other time deposits
    of $100,000 or more                                   25,976     1,077      5.54%        24,257     1,115      6.15%
                                                      --------------------               --------------------
     Total interest bearing deposits                    161,336     6,309      5.22%        154,962     5,986      5.16%
 Federal funds purchased and securities sold under
    agreements to repurchase                               8,569       353      5.50%         1,824        79      5.79%
 Other short term borrowings                                 549        22      5.35%         2,809       160      7.62%
 Other borrowed funds                                      8,357       357      5.71%         8,899       377      5.66%
 Employee stock ownership plan debt                          171         9      7.03%           228        13      7.62%
                                                      --------------------               --------------------
     Total interest bearing liabilities                  178,982     7,050      5.26%       168,722     6,615      5.24%
Noninterest bearing demand deposits                       25,759                             24,015
Accrued expenses and other liabilities                     1,876                              1,759
Shareholder's equity                                      21,690                             19,567
                                                      ----------                         ----------
     Total Liabilities and shareholder's equity       $  228,307                            214,063
                                                      ==========                         ==========
Net Interest Income                                                 $5,920                             $5,615
                                                                   =======                             ======

Net Yield on Total Interest Earning Assets                                      3.68%                              3.72%
                                                                              =======                             =====


* Loans on nonaccrual status have been included in the computation of average balances

     NONINTEREST INCOME

     Noninterest income increased $71,000 (15.0%) to $545,000 for the third
quarter of 1996 from $474,000 for the same period of 1995.    Noninterest income
increased to $1,618,000 for the nine months ended September 30, 1996 form $1,608,000 for the nine months ended September 30, 1995. These increases are primarily the result of increases in loan origination fee income, transaction fees associated with the Bank's automated teller machines during 1996, and increases in service charge income on deposits accounts, due primarily to the increase in the average balance of such accounts in 1996. These increases were offset by a reduction in VISA and MasterCard income, due to the sale of the credit card portfolio in the third quarter of 1995, and a reduction in rental revenue.

     For the nine months ended September 30, 1996 compared to the corresponding period in 1995, loan origination fees increased $98,000, ATM fees increased $61,000 and service charges on deposit accounts increased $44,000 while credit card income declined $129,000 and rental revenue declined $68,000.

     NONINTEREST EXPENSE

     Total noninterest expense was $1,517,000 and $1,446,000 for the third quarter of 1996 and 1995, respectively, representing a decrease of $71,000 or 4.9%. For the nine months ended September 30, 1996, total noninterest expense decreased $348,000 (7.2%) to $4,474,000 from $4,822,000 for the same period of
1995. These declines were due primarily to decreases in salaries and benefits expense, FDIC deposit insurance premium expense, loan related expenses and marketing expenses, offset by an increase in net occupancy expense.

     Salaries and benefits expense was $727,000 and $710,000 for the three months ended September 30, 1996 and 1995, respectively. This represents an increase of $17,000 (2.4%) in the third quarter of 1996 compared to the third quarter of 1995. During the nine months ended September 30, 1996, salaries and benefits expense decreased $93,000 (4.1%) to $2,166,000 from $2,259,000 for the nine months ended September 30, 1995. This decrease is due to declines in the Company's incentive compensation plan and restrictions in life insurance benefits.

The decrease in the FDIC deposit insurance premium expense was the result of the FDIC Board's action, in November 1995, to reduce Bank Insurance Fund ("BIF") premiums. For the nine months ended September 30, 1996, BIF premium expense declined $172,000 (99%). Loan related expenses declined $41,000 due to lower repossession expenses and loan review costs. Marketing costs decreased $39,000 due to the Company not planning any major marketing campaigns for 1996.

     Net occupancy expense was $195,000 for the third quarter of 1996, which represented an increase of $37,000 (23.5%) over the level of $158,000 for the same period of 1995. Net occupancy expense increased $82,000 (16.0%) to $597,000 for the nine months ended September 30, 1996 compared to $515,000 for the nine months ended September 30, 1995. These increases continue to result from increases in depreciation expense associated with the renovation of the Bank's main office and Kroger branch and service contracts on furniture and equipment due to the purchase of computer equipment, coupled with a slight decrease during the first nine months of 1996 in general furniture and equipment repair and maintenance expense.

     INCOME TAXES

     Income tax expense was $385,000 and $286,000 for the third quarter of 1996 and 1995, respectively. For the nine months ended September 30, 1996, income tax expense increased $274,000 (36.1%) to $1,033,000 from $759,000 for the nine months ended September 30, 1995. These levels represent an effective tax rate on pre-tax earnings of 34.2% for the nine months ended September 30, 1996 and 34.7% for the same period of 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits                                                               Page

4.A            Certificate of Incorporation of Auburn National
               Bancorporation, Inc.*                                         ---

4.B            Bylaws of Auburn National Bancorporation, Inc.*               ---

10.A           Auburn National Bancorporation, Inc. 1994 long
               Long-term Incentive Plan.*                                    ---

10.B           Lease and Equipment Purchase Agreement, Dated
               September 15, 1987.*                                          ---

11             Statement Regarding Computation of Per Share
               Earnings                                                       18

27             Financial Data Schedule                                       ---

(b)            Reports on Form 8-K

               No reports on Form 8-K were filed during the quarterly period ending September 30, 1996.




-------------------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.

                                  SIGNATURES


     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AUBURN NATIONAL BANCORPORATION, INC.
                                                   (Registrant)



Date:     November 7, 1996              By:       /s/ E. L. Spencer, Jr.
     --------------------------            ------------------------------------
                                           E. L. Spencer, Jr.
                                           President and Chief Executive officer



Date:     November 7, 1996              By:       /s/ Linda D. Fucci
     --------------------------            -------------------------------------
                                           Linda D. Fucci
                                           Chief Financial Officer

                     AUBURN NATIONAL BANCORPORATION, INC.

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                   Description                               Numbered Page
------                   -----------                               -------------
4.A    Certificate of Incorporation of Auburn National
       Bancorporation, Inc.*                                            ---

4.B    Bylaws of Auburn National Bancorporation, Inc.*                  ---

10.A   Auburn National Bancorporation, Inc. 1994 long
       Long-term Incentive Plan.*                                       ---

10.B   Lease and Equipment Purchase Agreement, Dated
       September 15, 1987.*                                             ---


11    Statement Regarding Computation of Per Share
      Earnings                                                           18

27    Financial Data Schedule                                           ---



--------------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.