Form 10KSB40
period 1996-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 1997-03-31
CIK 750574

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996         Commission File No.  0-26486

                     Auburn National Bancorporation, Inc.
                (Name of small business issuer in its charter)

          Delaware                                            63-0885779
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                      165 East Magnolia Avenue, Suite 203
                             Auburn, Alabama 36830
                                (334) 821-9200
         (Address and telephone number of principal executive offices)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                       Name of each exchange
   Title of each class                                  on which registered
   -------------------                                 -------------------
         None                                                  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Stock of $.01 par value
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                              Yes  [X]   No  [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $20,009,300.

The aggregate market value of the common stock held by non-affiliates of registrant as of February 20, 1997, computed by reference to the price at which the stock was sold as of such date, was $21,935,316.

As of February 20, 1997, there were issued and outstanding 1,319,045 shares of the registrant's $.01 par value common stock.

Transitional Small Business Disclosure Format:  Yes  [_]   No [X]

================================================================================

                                    PART I
                                    ------

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report may constitute forward-looking statements for purpose of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and as such may involve known and unknown risks, uncertainties and other factors may cause the actual results, performance or achievements expresses or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements including those described under interest rate management, due to a variety of factors, including, without limitation: the effects of future economic conditions; government monetary and fiscal policies, as well as interest rate risks; the effect of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitions offering banking products and services by mail, telephone, and computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.

 ITEM 1.  BUSINESS

     Auburn National Bancorporation, Inc. ("the Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company was incorporated in Delaware in 1990, and in 1994 it succeeded its Alabama predecessor as the bank holding company controlling AuburnBank, an Alabama state bank with its principal office in Auburn, Alabama (the "Bank"). The Company and its predecessor have controlled the Bank since 1984. As a bank holding company, the Company facilitates the Bank's ability to serve its customers' requirements for financial services. The holding company structure permits diversification by the Company into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable law. The holding company structure also provides greater financial and operating flexibility than is presently permitted to the Bank. The Company also owns 100% of the stock of ANB Systems, Inc., an inactive subsidiary ("ANB Systems," and collectively with the Bank, the "Subsidiaries").

     The Bank has operated continuously since 1907 and conducts its business in East Alabama, including Lee County and surrounding areas. In April 1995, in order to gain flexibility and reduce certain regulatory burdens, the Bank converted from a national bank to an Alabama state bank that is a member of the Federal Reserve System (the "Charter Conversion"). Upon consummation of the Charter Conversion, the Bank's primary regulator changed from the Office of the Comptroller of the Currency (the "OCC") to the Federal Reserve and the Alabama Superintendent of Banks (the "Alabama Superintendent"). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") since 1991.

 General

     The Company's business is conducted primarily through the Bank. The Bank's business consists of (i) accepting demand, savings, and time deposits; (ii) making loans to consumers, businesses, and other institutions; (iii) investments of money market instruments, U.S. government and agency obligations, and state, county, and municipal bonds; and (iv) other financial services. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities which the Federal Reserve had determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

 Services

     The Bank offers checking, savings, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDAs") and certificates of deposit, and is an active residential mortgage lender in its primary service area ("PSA"). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products. During 1995, the Bank sold its credit card portfolio and began providing credit cards, including MasterCard/(R)/, MasterCard Gold, Visa/(R)/, and Visa Gold through an agent bank arrangement with Columbus Bank & Trust Company in Columbus, Georgia. The Bank is one of the largest providers of automated teller services in East Alabama with 11 locations and was one of the nine original founders and a 12.5% owner of Alert/(R)/, an Alabama ATM network that processes more than 18 million transactions annually. As of December 31, 1996, the Bank owned 12.5% of the stock of Alert. On January 1, 1997, the merger of Alert, Internet, Inc., and Southeast Switch, Inc. became effective. The Company was a one eighth owner of the Alabama Network, Inc. At December 31, 1996, the Company was paid a one time special dividend of $150,000 from Alert, in connection with the merger of these ATM networks. Other considerations in the merger agreement were an equity position in the surviving entity, Honor Technologies, Inc., equal to 0.3125% of combined total equity and a 30 month fee waiver in Honor Technologies, Inc.
 The Bank's Tiger Teller ATM cards can be used internationally through the Cirrus/(R)/ network.

 Competition

     The banking business in Alabama, including Lee County, is highly competitive with respect to loans, deposits, and other services, and is dominated by a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans, and other business with these banks, as well as with credit unions, mortgage companies, insurance companies, and other local and nonlocal financial institutions, including services offered through the mail, by telephone and over the Internet. Among the advantages that certain of these institutions have vis-a-vis the Bank are their ability to finance extensive advertising campaigns and to allocate and diversify their assets among loans and securities of the highest yield and in locations with the greatest demand.

     Many of the major commercial banks operating in the Bank's service area, or their affiliates, offer services, such as international banking and investment services, which are not presently offered directly by the Bank. Such competitors, because of their greater capitalization, also have substantially higher lending limits than the Bank.

     The Bank faces further competition for loans and deposits from a wide variety of local and nonlocal financial institutions. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial intermediaries such as thrifts, credit unions, mortgage companies, insurance companies, and other financial institution intermediaries may be expected to intensify further. Community banks also have experienced significant competition for deposits from mutual funds, insurance companies, and other investment companies, and money center banks' offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank. In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisition of banks by bank holding companies, such that any bank holding company located outside Alabama may presently acquire any bank based in Alabama or any other state, regardless of state law to the contrary, subject to certain deposit-percentage, aging requirements, and other restrictions. Alabama has also opted in to the provisions of the Riegle-Neal Act which permit national and state-chartered banks to branch interstate through acquisitions of banks in other states after May 31, 1997. See "Supervision and Regulation."

     AuburnBank has received approval from the State Banking Department and the Federal Reserve Bank to open a full service branch inside the Winn-Dixie Marketplace located on the south side of Auburn. The branch is tentatively scheduled to open April 3, 1997. The Bank's initial investment in fixed assets will be approximately $300,000. In the first year of operation, the Bank estimates that income will be reduced by approximately $200,000, due to various factors such as: depreciation expense, start-up costs, and operating costs.

 Selected Economic Data

     The Bank's primary service area ("PSA") includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Lee County's population is approximately 94,000, which ranks it 11th in the state. The 1993 per capita income in Lee County was $14,786, which ranks it 32nd in the state. Unemployment has been relatively low in Lee County, and during 1996, the County had average unemployment of 1.7%, which was the second lowest in the State of Alabama.

     Approximately 71% of the land in Lee County is devoted to agriculture, with 91% comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company's PSA include exercise equipment, magnetic recording tapes, tires, textiles, small gasoline engines, and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, Roadmaster, Ampex Corporation, Uniroyal-Goodrich, West Point Stevens, Briggs & Straton, and Master Lock.

 Loans and Loan Concentrations


     The Bank makes loans for commercial, financial, and agricultural purposes, as well as for real estate mortgage, real estate construction, and consumer purposes. While there are certain risk factors unique to each type of lending, management believes that there is more risk associated with commercial, real estate construction, agricultural, and consumer lending than with real estate mortgage loans. To help manage these risk factors, the Bank has established underwriting standards, which are substantially similar for each type of loan, used in evaluating each extension of credit on an individual basis. These standards include a review of the economic conditions affecting the borrower, the borrower's financial strength and capacity to repay the debt, the underlying collateral, and the borrower's past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan.

     The Bank has loans outstanding to borrowers in all industries within its PSA. Any adverse economic or other conditions affecting these industries would also likely have an adverse effect on the local workforce, other local businesses, and individuals in the community that have entered into loans with the Bank. However, management believes that due to the diversified mix of industries located within the Bank's PSA, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame. Management realizes that the Bank's PSA is also subject to both local and national economic fluctuations.

 Employees

     At December 31, 1996, the Company had two full-time equivalent employees, both of which are officers, and the Bank had 100 full-time equivalent employees, including 12 officers.


                          SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's and the Bank's business. Supervision, regulation, and examination of the Company and the Bank and their respective Subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

 Bank Holding Company Regulation

     The Company, as a bank holding company, is subject to supervision and regulation by the Federal Reserve under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Subsidiaries. The State of Alabama does not regulate bank holding companies.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    The Company is a legal entity separate and distinct from the Bank and its other subsidiary. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiary. The Company and the Bank are also subject to Section 23A of the Federal Reserve Act, which defines "covered transactions," which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to
 Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Act, which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisition of banks by bank holding companies, such that the Company and any other bank holding company located in Alabama may now acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any bank based in Alabama or any other state, regardless of state law to the contrary, in either case subject to certain deposit-percentages, aging requirements, and other restrictions. The Riegle-Neal Act also generally provides that after May 31, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Alabama has adopted legislation opting into interstate branching, effective May 31, 1997. Alabama has also adopted legislation, which became effective on September 29, 1995, that allows Alabama banks to establish a branch in any other state, territory, or country in accordance with federal law or the law of such other state, territory, or country and upon prior approval of the Alabama Superintendent.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (the "FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.


     On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), which was signed into law on September 30, 1996. Among other things, these amendments to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expand the list of nonbanking activities permitted under Regulation Y; reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.

 Bank Regulation Generally

     The Bank is subject to supervision, regulation, and examination by the Federal Reserve and the Alabama Superintendent, which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, and capital. In addition, the Federal Reserve is responsible for conducting special, periodic examinations for compliance with federal regulations. The Bank is a member of the FDIC Bank Insurance Fund ("BIF") and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See "Supervision and Regulation - FDIC Insurance Assessments."

     The powers of Alabama chartered banks include certain provisions designed to provide such banks with competitive equality to the powers of national banks regulated by the Office of the Comptroller of the Currency ("OCC").

     In December 1996, the Federal Reserve adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component for Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor, and control exposure to market risk and the nature and complexity of interest rate risk exposure arising from nontrading positions.

     Under the Community Reinvestment Act of 1977 (the "CRA"), the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, is required to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. An unsatisfactory CRA record may constitute grounds for denial of the bank's application.

     Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests are applied by the institutions's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test - the most important of the three tests for all institutions other than wholesale and limited purpose (e.g. credit card) banks - will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

     Each of these lending categories are weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test includes: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions are required to report data on their small business and small farm loans as well as their mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The investment test focuses on the institution's qualified investments within it service area that (i) benefit low-to-moderate income individuals and small business or farms, (ii) address affordable housing needs, or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test is based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

     The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as: (i) the geographic distribution of the institution's branch offices and ATMs; (ii) the institution's record of opening and closing branch offices and ATMs; and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also consider an institution's community development service as part of the service test. A separate community development test is applied to wholesale or limited purpose financial institutions.

     In addition, a financial institution has the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it has developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

     The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial noncompliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating will continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in August 1996, the Bank received an "outstanding" CRA rating.

     The Bank is also subject to the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Based on recently heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also recently increased its efforts to prosecute what it regards as violations of the ECOA and FHA.


 Payment of Dividends

     The Company is a legal entity separate and distinct from its banking and other subsidiaries. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member or national bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses. During 1996, the Bank paid cash dividends of $265,000 to the Company.

     In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory and state authorities are authorized to determine, under certain circumstances relating to the financial condition of a national or state member bank or a bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve and the Alabama Superintendent have indicated that paying dividends that deplete a state member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve and the Alabama Superintendent have indicated that financial depository institutions should generally pay dividends only out of current operating earnings.

 Capital

     The Federal Reserve has adopted final risk-based capital guidelines for bank holding companies and state member banks. As fully phased-in at the end of 1992, the guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of subordinated debt, non qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

     In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible
 Tier 1 leverage ratio applicable to them.

     The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
 "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order or written directive by a federal regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio and a leverage ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets. Under the current guidelines, the Company and the Bank are considered well capitalized.

     As of December 31, 1996, the consolidated capital ratios of the Company were as follows:

                             Regulatory
                             Minimum         Company      Bank
                             -------         -------      ----
     Tier 1 Capital ratio      4.0%           14.1%       12.8%

     Total Capital ratio       8.0%           15.4%       14.0%

     Leverage ratio          3.0-5.0%          9.0%        8.0%

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA had any material impact on the Company and the Bank or their respective operations.

    Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

    Bank regulators continue to indicate their desire to base capital requirements upon the riskiness of the activities conducted and have long discussed proposals to add an interest rate-risk component to risk-based capital requirements.

 FDICIA

     FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. These standards are not expected to have any material effect on the Company and the Bank.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. Under regulations relating to brokered deposits, the Bank is well capitalized and not restricted.

     Because the Company and the Bank exceed applicable regulatory capital requirements, the management of the Company and the Bank do not believe that the capital provisions of FDICIA have any material effect on the Company and the Bank or their respective operations.

 FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF") and it has no deposit insured by the Savings Association Insurance Fund ("SAIF"). In 1996, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after January 1, 1996, the annual premiums ranged from zero to $.27 for every $100 of deposits. Prior to January 1, 1996, the annual premiums ranged from $.04 to $.31 for every $100 of deposits.

     Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the years ended December 31, 1996, 1995 and 1994 the Bank paid $2,000, $192,000, and
 $347,000, respectively, in BIF deposit insurance premiums.

     EGRPRA also recapitalized the FDIC's Savings Association Insurance Fund ("SAIF") in order to bring it into parity with the Bank Insurance Fund ("BIF") of the FDIC. As part of this recapitalization, holdings of SAIF-insured deposits were subjected to a one-time special deposit insurance assessment. The Bank held no SAIF deposits and was not subject to such special assessment.

     The FDIC's Board of Directors has retained the 1996 BIF assessment schedule of zero to 27 basis points per annum for the first semiannual period of 1997. In addition, the FDIC Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996, by crediting such amount against each BIF member's first semiannual assessment in 1997. EGRPRA recapitalized the FDIC's SAIF Fund to bring it into parity with BIF. As part of this recapitalization, The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF. The actual annual assessment rates for FICO for 1997 have been set at 1.30 basis points for BIF-assessable deposits and 6.48 basis points for SAIF deposits.

 Community Development Act

     The Community Development Act has several titles. Title I provides for the establishment of community development financial institutions to provide equity investments, loans and development services to financially underserved communities. A portion of this Title also contains various provisions regarding reverse mortgages, consumer protections for qualifying mortgages and hearings for home equity lending, among other things. Title II provides for small business loan securitization and securitizations of other loans, including authorizing a study on the impact of additional securities based on pooled obligations. Small business capital enhancement is also provided.
 Title III of the Act provides for paperwork reduction and regulatory improvement, including certain examination and call report issues, as well as changes in certain consumer compliance requirements, certain audit requirements and real estate appraisals, and simplification and expediting processing of bank holding company applications, merger applications and securities filings, among other things. It also provides for commercial mortgage-related securities to be added to the definition of a "mortgage-related security" in the Exchange Act. This will permit commercial mortgages to be pooled and securitized, and permit investment in such instruments without limitation by insured depository institutions. It also pre-empts state legal investment and blue sky laws related to qualifying commercial mortgage securities. Title IV deals with money laundering and currency transaction reports, and Title V reforms the national flood insurance laws and requirements. The nature, timing, and effect upon the Company of any changes resulting from the Community Development Act cannot be predicted.

 Legislative and Regulatory Changes

     Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks." Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the undercapitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline. Risk based deposit insurance premiums were proposed with feasibility tested through an FDIC demonstration project using private reinsurers to provide market pricing for risk based premiums.

    EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve, and instead, written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase or de novo non-banking activity previously approved by order of the Federal Reserve, but not yet implemented by regulations, assuming the size of the acquisition or proposed activity does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Alabama. Among other items under consideration are changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

 Enforcement Policies and Actions

    FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties of up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA.

 Fiscal and Monetary Policy

    Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted. While the Federal Reserve increased the discount rate once in 1995 to curb inflation, it lowered the discount rate in February 1996 to avoid a possible stalling of a period of moderate economic growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Effects of Inflation and Changing Prices" and "-- Interest Rate Sensitivity Management."


 ITEM 2.  DESCRIPTION OF PROPERTY

    The Bank conducts its business from its main office and two branches. The main office is located in the center of Auburn, Alabama, in a 16,150 square foot building that is owned by the Bank. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank's operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces.

    The Bank's Kroger branch is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn. On September 15, 1987, the Bank entered into a 15-year lease agreement for approximately 300 square feet of space in the supermarket. This branch offers the full line of the Bank's services, with the exception of loans and safe deposit boxes.

    The Opelika branch is located in Opelika, Alabama, in a 4,000 square foot building. This branch is owned by the Bank and was built in 1991. This branch offers the full line of the Bank's services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles, including two handicapped spaces.

    The Bank has a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window. This facility is also owned by the Bank.

    In addition, the Bank leases from the Company approximately 8,300 square feet of space in the Auburn National Center (the "Center"), which is located next to the main office. This building, which has approximately 18,000 square feet of space, is also leased to outside third parties. Leases between the Bank and the Company are based on the same terms and conditions as leases to outside third parties leasing space in the same building. The Bank's data processing activities, as well as other operations, are located in this leased space. The parking lot provides parking for approximately 120 vehicles, including handicapped parking.

    The Bank also owns a two-story building located directly behind the main office. The first floor of this building is leased to an outside third party, while the second floor is used by the Bank for storage.

    The Company owns a commercial office building (the "Hudson Building") located across the street from the main office in downtown Auburn. The Hudson Building has two floors and a basement which contain approximately 14,395 square feet of leasable space. Approximately 73.2% of this building is for rent by third party tenants. However, the Bank occupies approximately 3,900 square feet, which includes a portion of the basement level used for storage and office space used to house certain bank functions. The Bank pays rent to the Company based on current market rates for such space.

    In 1994, the Bank acquired a piece of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank ("UST") containing petroleum products from the site. In March 1995, the Alabama Department of Environmental Management ("ADEM") requested that the Bank submit a Secondary Investigation Plan ("Secondary Investigation") a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy R. Weston, Inc. ("Weston"), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM's Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. Quarterly groundwater monitoring will continue in 1997 as required by ADEM. Samples from the eight (8) existing monitoring wells will be collected and analyzed by Roy F. Weston, Inc. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 1997 will be approximately $11,700 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.

    Directly behind the Center is an older home that is also owned by the Company. This building is rented as housing to university students. The rear portion of this property is used as a parking area for approximately 20 vehicles of Bank employees.


 ITEM 3.  LEGAL PROCEEDINGS

    In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material adverse effect upon the Company's or the Bank's financial condition.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II
                                    -------

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of December 31, 1996, the Company's Common Stock was held by approximately 530 persons. Effective February 7, 1995, the Company engaged in a public offering (the "Public Offering") of its Common Stock, at a price of $20.00 per share, pursuant to a Registration Statement filed under the Securities Act of 1933, as amended. Such offering price was determined solely by the Company's Board of Directors, without negotiation or independent evaluation. In fixing the price, the Board considered, among other things, the Company's stockholders' equity (book value), earnings, and prospects, and the offering prices of other bank holding company shares. The Company sold 69,045 shares of Common Stock in the Public Offering, which ended on May 31, 1995. In addition, the Company received the necessary approval, in September 1995, from the National Association of Securities Dealers, Inc. (the "NASD") to list its Common Stock on the Nasdaq SmallCap Market, under the symbol AUBN. Prior to this listing, there was no established trading market for the Common Stock, which had been traded inactively in private transactions. Therefore, no reliable information is available as to trades of Common Stock or as to the prices at which such Common Stock traded prior to September 1995. Company management has reviewed the limited information made available to it from various purchasers and sellers as to the ranges at which such Common Stock has been sold since January 1, 1995. The last known trade of the Company's Common Stock during fiscal year 1996 occurred in December, when 100 shares were purchased at a price of $23.50 per share. The following data regarding the Common Stock is provided for informational purposes only and should not be viewed as indicative of the actual or market value of the Common Stock.


                                         Estimated               Estimated        Cash
                                         Number of              Price Range     Dividends
                                       Shares Traded (1)       Per Share (1)    Declared
                                       -----------------       -------------    ---------
                                                              High      Low
                                                              ----      ----
    1996
    First quarter.....................    17,271           $  20.25  $  19.00  $  0.10
    Second quarter....................    10,100              20.25     19.25     0.11
    Third quarter.....................     7,542              20.50     19.25     0.11
    Fourth quarter....................     6,610              23.50     21.50     0.11

    1995
    First quarter (2)(3).............     52,428              20.60     20.00     0.09
    Second quarter (3)................    17,819              20.00     20.00     0.09
    Third quarter (4).................     4,308              20.50     19.00     0.09
    Fourth quarter....................     1,600              20.25     19.75     0.09

------------------------

    (1) The number of shares traded and the price information represent actual transactions.
    (2) Substantially all of the shares traded were those shares sold in the Public Offering at a price of $20.00 per share.
    (3) Represents the shares sold in the Public Offering.
    (4) Company Common Stock began trading on the Nasdaq Small Cap Market effective September 6, 1995. All earlier data reflects only transactions and data known to Company management and may not reflect all transactions or prices at which shares were bought or sold.

    The Company has paid cash dividends on its capital stock since 1985. Prior to this time, the Bank paid cash dividends since its organization in 1907, except during the Depression years of 1932 and 1933. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The amount and frequency of cash dividends will be determined through the judgment of the Company's Board of Directors based upon a number of factors, including the Company's earnings, financial condition, capital requirements, and other relevant factors. Company management presently intends to continue its present dividend policies. See "Supervision and Regulation."

    The amount of dividends payable by the Bank is limited by law and regulation. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. Although Federal Reserve policy could restrict future dividends on Common Stock, such policy places no current restrictions on such dividends. See "Supervision and Regulation -- Dividends" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources."

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with "Business" and "Financial Statements and Related Notes."

      The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company during the three years ended December 31, 1996, 1995 and 1994. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

 Summary

      Net earnings increased $662,000 (31.7%) to $2,753,000 during 1996 from $2,091,000 for the year ended December 31, 1995. Net earnings per average share of Common Stock outstanding were $2.11 and $1.61 for 1996 and 1995, respectively, an increase of 31.1%. Comparatively, net earnings during 1995 decreased $11,000 (0.52%) from the 1994 total of $2,102,000, while net earnings per average share of Common Stock outstanding showed a similar decrease of $0.08 per share for 1995 from a 1994 per share total of $1.69. The increase in net earnings for 1996 is attributable to higher net interest income and noninterest income and lower noninterest expense for the year. The decrease in 1995 was due to higher levels of noninterest expense as compared to 1994 and to lower net interest income. This was particulary offset by a reduction in provision for loan losses. See "Financial Condition -- Capital Resources" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" tables.

      Total assets at December 31, 1996 and 1995 were $258,055,000 and $222,197,000, an increase of $35,858,000 (16.1%). The Company's growth during 1996 resulted primarily from growth in deposits and an increase in borrowings which were used to purchase investment securities available for sale and to fund new loan growth. See "Financial Condition--Investment Securities and Liquidity."

 Financial Condition

      Investment Securities

      Investment securities held to maturity were $19,051,000 and $25,761,000 at December 31, 1996 and 1995, respectively. This decline of $6,710,000 (26.0%) in 1996 resulted entirely from scheduled paydowns, calls and maturities. The securities available for sale portfolio was $44,027,000 and $30,774,000 at December 31, 1996 and 1995, respectively. This increase of $13,253,000 (43.1%) reflects the investments from deposit growth and the reinvestment of funds provided from the paydown of investment securities held to maturity. See "--Loans and Liquidity."

      The composition of the Company's total investment securities portfolio reflects the Company's investment strategy to provide acceptable levels of interest income from portfolio yields while maintaining an appropriate level of liquidity to assist with controlling the Company's interest rate position. In recent years, the Company has invested primarily in taxable securities due to its inability to fully realize the benefits of the preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in investment grade mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs"). The yields, values, and durations of such MBS and CMOs generally vary with interest rates, prepayment levels, and general economic conditions, and as a result, the values of such instruments may be more volatile than other instruments with similar maturities. Such MBS and CMOs also may have longer stated maturities than other securities, which may result in further price volatility.

      The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

                                                     Amortized Cost
                                                       December 31,
                                             --------------------------------
                                                1996        1995        1994
                                                ----        ----        ----
                                                      (In thousands)
Investment Securities Held to Maturity:
    U.S. government agency                  $  2,028       2,054       7,140
    State and political subdivisions           1,470       1,790       2,164
    Mortgage-backed securities                13,663      18,887      22,763
    Collateralized mortgage obligations          535         998       1,563
    Other                                      1,355       2,032       2,701
                                             -------     -------     -------
      Total investment securities
        held to maturity                    $ 19,051      25,761      36,331
                                             =======     =======     =======

    The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:

                                                    Total Fair Value
                                             --------------------------------
                                                1996        1995        1994
                                                ----        ----        ----
                                                      (In thousands)
Investment Securities Available for Sale:
    Treasury                                $     --       1,016         992
    U.S. Government agency                    17,873      15,084         963
    State and political subdivisions             490          --          --
    Mortgage-backed securities                   363       2,155       1,741
    Collateralized mortgage obligations       24,854      12,062       7,222
    Mutual funds                                 447         457         420
    Other                                         --          --         475
                                             -------     -------     -------
      Total investment securities
      available for sale                    $ 44,027      30,774      11,813
                                             =======     =======     =======

      All are subjected to the "Stress Test" on a semi-annual basis. Securities are tested as to their average life, average life sensitivity and price volatility. At December 31, 1996 and 1995, all collateralized mortgage obligations ("CMOs") passed their most recent Federal Financial Institutions Examination Council's ("FFIEC") stress test. As a result, none were considered high risk. There are no interest only ("I/Os") or principal only ("P/Os") securities.

      At December 31, 1996, the Bank owned CMOs with a total amortized cost of $25,441,000. These issues were all rated AAA and backed by federal agency guaranteed mortgages except for 3 issues in the amount of $6,289,000 which are privately issued mortgage pass-through certificates. Fair values for the private placement CMO's were estimated based on fair values for similar instruments.

      The MBS portfolio's total amortized cost of $14,027,609 at December 31, 1996, is a mixture of fixed rate mortgages, adjustable rate mortgages ("ARMs"), and loans with balloon payments. At the time of purchase, the Bank looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

      The following table presents the maturities and weighted average yields of investment securities held to maturity, other than stock in the FHLB-Atlanta and other securities with no defined maturity at December 31, 1996:

                                                                        Maturities of
                                                                    Investment Securities

                                                                  After one       After five
                                                      Within       through         through         After
                                                     one year     five years       10 years       10 years
                                                     --------     ----------       --------       --------
                                                                         (In thousands)
 U.S. government agencies, excluding
   mortgage-backed securities                          $2,028             --             --             --
 State and political subdivision securities                45            340            455            630
 Mortgage-backed securities                             1,586            965          3,517          7,595
 Collateralized mortgage obligations                       --             --             --            535
 Other securities                                          --            207             --             --
                                                     --------     ----------       --------       --------
   Total investment securities
    held to maturity                                   $3,659          1,512          3,972          8,760
                                                     ========     ==========       ========       ========



                                                                   Weighted average yields

                                                                  After one       After five
                                                      Within       through         through         After
                                                     one year     five years       10 years       10 years
                                                     --------     ----------       --------       --------
 U.S. government agencies, excluding
   mortgage-backed securities                            8.41%            --             --             --
 State and political subdivision securities              9.39%          5.92%          5.28%          8.01%
 Mortgage-backed securities                              6.32%          6.43%          5.99%          6.94%
 Collateralized mortgage obligations                       --             --             --           6.30%
 Other securities                                          --           7.75%            --             --
                                                     --------     ----------       --------       --------
   Total weighted average yield                          7.51%          6.16%          5.87%          6.98%

   Loans

   Total loans, net of unearned income, of $159,625,000 at December 31, 1996, reflected an increase of $21,166,000 (15.3%), over total loans, net of unearned income, of $138,459,000 at December 31, 1995. The primary growth during 1996 occurred in the real estate mortgage and commercial, financial and agricultural loan area. The real estate mortgage loan component of the loan portfolio increased $13,380,000 (15.2%) to $101,357,000 at December 31, 1996 over the
 1995 balance of $87,977,000 and represented 62.7% of the total loan portfolio at December 31, 1996, as compared to 62.6% at December 31, 1995. This growth was attributable to the increase in commercial real estate mortgages of $9,234,000 (27.49%) combined with an increase in residential real estate mortgage loans of $4,146,000 (7.62%).

   The commercial, financial and agricultural portfolio increased $3,413,000 (9.5%) to $39,213,000 at December 31, 1996 compared to $35,800,000 at
 December 31, 1995. The increase has been due primarily to increased demand for commercial credits. Commercial, financial and agricultural loans represented 24.2% and 25.5% of the total loans at December 31, 1996 and 1995, respectively.

   The increase in residential real estate mortgage loans continues to reflect the strong demand for these loans in the Bank's primary market area. The increase in commercial real estate mortgage loans and commercial, financial and agricultural loans reflects strong demand as well as management's focus on balancing the composition of its loan portfolio by increasing the volume of loans in these categories.

   In addition to originating mortgage loans for its own portfolio, the Company also actively originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association ("FNMA") with the Company maintaining the servicing on these loans, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 1996, the Bank sold mortgage loans totaling approximately $11,158,000, to FNMA, with the Bank maintaining the servicing, and sold mortgage loans, totaling approximately $1,322,000, to mortgage servicing companies, with servicing released. At December 31, 1996, the Bank was servicing loans totaling approximately $53,775,000. The Bank collects monthly servicing fees of 0.25% annually to 0.375% annually of the outstanding balances of loans serviced for FNMA. See "--Effects of Inflation and Changing Prices."

 The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

                                                          Loan Portfolio Composition
                                                                 December 31,
                                              --------------------------------------------------
                                                  1996      1995      1994      1993      1992
                                              ----------  --------  --------  --------  --------
                                                                (In thousands)
Commercial, financial and agricultural        $  39,213    35,800    32,443    27,728    26,237
Real estate - construction:
  Commercial                                      3,572       945     1,076     1,959       489
  Residential                                     3,068     2,323     1,657     2,342       751
Real estate - mortgage:
  Commercial                                     42,827    33,593    33,517    30,179    22,604
  Residential                                    58,530    54,384    50,677    42,614    40,073

Consumer installment                             14,600    13,583    21,168    19,800    18,094
Bankers' acceptances                                 --        --        --        --       999
Commercial paper                                     --        --        --        --     1,000
                                               --------   -------   -------   -------   -------
    Total loans                               $ 161,810   140,628   140,538   124,622   110,247

Less:
  Unearned income                                   (91)     (157)     (210)     (138)     (131)
  Allowance for loan losses                      (2,094)   (2,012)   (2,100)   (2,264)   (1,510)
                                               --------   -------   -------   -------   -------
    Loans, net                                $ 159,625   138,459   138,228   122,220   108,606
                                               ========   =======   =======   =======   =======

 The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 1996:

                                                        Loan Portfolio Maturing
                                                            After one
                                                 Within      through       After
                                                one year    five years   five years     Total
                                                --------    ----------   ----------    -------
                                                                 (In thousands)
Commercial, financial and agricultural          $ 24,010        12,969        2,234     39,213
Real estate - construction                         6,628             7            5      6,640
Real estate - mortgage                            15,194        29,921       56,242    101,357
Consumer installment                               6,925         7,286          389     14,600
                                                  ------        ------       ------    -------
    Total loans                                   52,757        50,183       58,870    161,810
                                                  ======        ======       ======    =======

Variable-rate loans                               22,562         6,865       51,206     80,633
Fixed-rate loans                                  30,195        43,318        7,664     81,177
                                                  ------        ------       ------    -------
    Total loans                                 $ 52,757        50,183       58,870    161,810
                                                  ======        ======       ======    =======

      Allowance for Loan Losses and Risk Elements

      Interest on loans is normally accrued from the date an advance is made. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Any interest income on a nonaccrual loan is recognized only on a cash basis.

      The Company's policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured or guaranteed by financially responsible third parties and are in the process of collection generally are not placed on nonaccrual status.

      Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the probability of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Loan Committee are informed of the status of delinquent and "watch" or problem loans on a monthly basis.

      Senior management reviews the allowance for loan losses and makes recommendations to the Loan Committee as to loan charge-offs on a monthly basis.

      The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Credit Administration area and presented to the Loan Committee on a quarterly basis. In addition, the Bank has engaged an outside loan review consultant, on an annual basis, to perform an independent review of the quality of the loan portfolio and adequacy of the allowance.

      The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See "Supervision and Regulation."

      While it is the Bank's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

      The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

                                                Allowance for Loan Loss Activity for year ended
                                                                  December 31,
                                                                  ------------
                                                     1996        1995     1994     1993     1992
                                                     ----        ----     ----     ----     ----
                                                                 (In thousands)
 Balance at beginning of period                 $   2,012       2,100    2,264    1,510    1,029
 Provision for loan losses                             80          --      172      222      622
 Charge-offs:
  Commercial, financial and agricultural               64          43       90        7      298
  Real estate                                           1           1      164       11       11
  Consumer                                            108         113      183       46      107
                                                   ------      ------   ------   ------   ------
    Total charge-offs                                 173         157      437       64      416
 Recoveries:
  Commercial, financial and agricultural              100           4        7      375      210
  Real estate                                           5          28       34      180       11
  Consumer                                             70          88       60       41       54
                                                   ------      ------   ------   ------   ------
    Total recoveries                                  175         120      101      596      275
                                                   ------      ------   ------   ------   ------

 Net charge-offs (recoveries)                          (2)         37      336     (532)     141
 Other adjustments (1)                                 --         (51)      --       --       --
                                                   ------      ------   ------   ------   ------
 Balance at end of period                         $ 2,094       2,012    2,100    2,264    1,510
                                                   ======      ======   ======   ======   ======

 Ratio of allowance for loan losses to loans
  outstanding, net of unearned discount              1.29%       1.43%    1.50%    1.82%    1.37%
 Ratio of allowance for loan losses
  to nonperforming assets                        1,957.01%   1,468.61%  156.72%  249.61%  129.61%
 Ratio of net charge-offs (recoveries) to average
  loans outstanding, net of unearned income        (0.001%)      0.03%    0.26%  (0.43)%    0.13%

---------------------------
(1) In conjunction with the sale of its credit card portfolio in 1995, the Bank reversed the portion of the allowance for loan losses that had been maintained to absorb losses on credit card lines.

      During 1996, the Company had loan charge-offs totaling $173,000 and recoveries of $175,000, as compared to $157,000 in charge-offs and recoveries of $120,000 in the prior year. Management believes that the $2,094,000 in allowance for loan losses at December 31, 1996 (1.29%) of total outstanding loans, net of unearned income at such date is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio. The Bank does not currently allocate its provision for loan losses among its various classifications of loans.

      While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has in place a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the specific and potential loss of certain loans classified as problem credits and uses a three-year historical loss factor on the general loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for particular problem loans where management has identified specific losses. Level II allowances are set aside to cover potential losses associated with problem loans which possess more than a normal degree of credit risk but where no specific losses have been identified. These loans have been criticized or classified by the Bank's regulators, external loan reviewers engaged by the Bank, or internally by management. The three-year historical loss factor for Level II problem loans is applied to the total Level II loans in determining the allocation. Level III is the unallocated general allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents, readily marketable collateral, and portions of the portfolio that are partially covered by a U.S. Government or government agency guaranty. Adjustments are then made for local economic conditions and anticipated loan growth. The allocation for Level III is determined by applying the historical loss factor, derived from the prior three years actual experience, to the adjusted outstanding balance for this classification. The Company is currently expanding its methodology to determine the adequacy of the allowance for loan losses by major loan types. This change is not expected to have a material adverse effect on the financial condition or the results of operation of the Company or the Bank.

      Based on historical trends and management's assessment of the quality of the loan portfolio, the Company presently estimates that gross loan chargeoffs for the 12-month period ending December 31, 1997 will be approximately $79,000, $37,000 and $105,000 for the commercial, financial and agricultural; real estate mortgage; and consumer installment loan categories, respectively.
 During this same period, the Company does not anticipate any chargeoffs in its real estate construction loan category. There is no assurance that the actual experience during this period will not be materially different from these estimates.

      On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"), which amends SFAS No. 114, with no material effect on its financial condition or results of operations. At December 31, 1996, the Company had approximately $620,000 of impaired loans, which included 1 loan, totaling approximately $84,000 with a valuation allowance of approximately $64,000. No valuation allowance was deemed necessary for the remaining $536,000 of impaired loans. In comparison, at December 31, 1995, the Company had approximately $856,000 of impaired loans, which included three loans, totaling approximately $91,000 with a valuation allowance of approximately $74,000. No valuation allowance was deemed necessary for the remaining $765,000 of impaired loans.


      Nonperforming Assets

      Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and loans that are past due 90 days or more.

      Nonperforming assets were $107,000, $137,000, and $1,340,000 at December 31, 1996, 1995, and 1994, respectively. These levels represent declines of $30,000 (21.90%) for the year ended 1996, and $1,203,000 (89.8%) for the year ended 1995. The decrease in 1996 is attributable to the disposal of other nonperforming assets offset by a slight increase in nonaccrual loans. The decrease during 1995 resulted primarily from the Bank disposing of all the property held as other real estate owned ("OREO"). All sales were to outside third parties with the exception of one piece of property, carried at a value of $553,000, which was transferred from OREO in the Bank to rental property of the parent company.

      An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

                                                           Nonperforming Assets
                                                               December 31,
                                                    -----------------------------------
                                                    1996    1995    1994   1993    1992
                                                    ----    ----    ----   ----    ----
                                                              (In thousands)

 Nonaccrual loans                                  $ 107      73      27     30     252
 Renegotiated loans                                   --      --      --     --      --
 Other nonperforming assets (primarily
  other real estate)                                   0      64   1,313    877     913
                                                   -----    ----   -----   ----   -----
    Total nonperforming assets                       107     137   1,340    907   1,165
 Accruing loans 90 days or more past
  due                                                112     133     120     32       1
                                                   -----    ----   -----   ----   -----
    Total nonperforming assets plus
      accruing loans 90 days or more
      past due                                     $ 219     270   1,460    939   1,166
                                                   =====    ====   =====   ====   =====

 Nonaccrual loans and renegotiated loans
  as a % of total loans                             0.07%   0.05%   0.02%  0.02%   0.23%
 Nonperforming assets as a percentage of total
  loans, net of unearned income                     0.07%   0.10%   0.95%  0.72%   1.05%
 Nonperforming assets plus accruing loans
  90 days or more past due as a percentage of
  total loans, net of unearned income               0.14%   0.19%   1.03%  0.75%   1.06%

      If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $6,300, $3,800, and $2,100 for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of interest income earned and collected on nonaccrual loans which is included in net income was $2,200 for 1996, $3,800 for 1995 and $0 for 1994.

      Other Potential Problem Loans

      Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At December 31, 1996, 69 loans totaling approximately $2,269,000 or 1.4% of total net loans were considered potential problem loans.

      Deposits

      Total deposits increased $30,924,000 (16.6%) to $216,727,000 at December 31, 1996, as compared to $185,803,000 at December 31, 1995. Noninterest-bearing deposits were $28,407,000 and $25,491,000 while total interest-bearing deposits were $188,320,000 and $160,311,000 at December 31, 1996 and 1995,
 respectively. This positive trend is the result of management's decision to maintain a competitive position in its deposit rate structure coupled with the Bank's marketing efforts to attract local deposits. In addition, certificates of deposit and other time deposits in excess of $100,000 increased 71.9% from $23,752,000 to $40,841,000 due almost entirely to an increase in public funds. At December 31, 1996, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.1%, while MMDAs, NOWs and regular savings made up approximately 33.7%, certificates of deposit under $100,000 comprised approximately 34.3%, and certificates of deposit and other time deposits of $100,000 or more comprised 18.9%. At December 31, 1995, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.7%, while MMDAs, NOWs and regular savings made up approximately 31.8%, certificates of deposit under $100,000 comprised approximately 41.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 12.8%.

      The composition of total deposits for the last three years is presented in the following table:

                                                                   December 31,
                                            ------------------------------------------------------------
                                                  1996                1995                  1994
                                                  ----                ----                  ----
                                                      % Change            % Change              % Change
                                                        from                from                  from
                                                        prior               prior                 prior
                                            Amount    year-end   Amount   year-end     Amount   year-end
                                            ------    --------   ------   --------     ------   --------
                                                                (Dollars in thousands)

 Demand deposits                           $ 28,407    11.44%    25,491    (4.42)%     26,671    16.46%

 Interest bearing deposits:
  NOWs                                       20,089   (13.48)%   23,220    (2.19)%     23,739     1.41%
  MMDAs                                      42,656    66.35 %   25,643    (0.84)%     25,861     8.19%
  Savings                                    10,257    (0.37)%   10,295    (6.15)%     10,970    11.00%
  Certificates of deposit
    under $100,000                           74,477    (3.78)%   77,402    29.87%      59,601    20.22%
  Certificates of deposit and other time
    deposits of $100,000 and over            40,841    71.95%    23,752    30.46%      18,207   (13.95)%
                                            --------  --------   -------   -------    -------   -------
    Total interest bearing
    deposits                                188,320    17.47%   160,312    15.85%     138,378     8.17%
                                            --------  --------  --------   -------    -------   -------
      Total deposits                       $216,727    16.64%   185,803    12.57%     165,049     9.43%
                                            =======   =======   =======    ======     =======   =======

      The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table immediately following:

AUBURN NATIONAL BANCORPORATION AND SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis
                                                                                    Years Ended December 31,
                                                              ----------------------------------------------------------------
                                                                              1996                           1995
                                                               -------------------------------  -------------------------------
                                                                 Average                Yield/  Average                Yield/
                          ASSETS                                 Balance    Interest     rate   balance     Interest    rate
          --------------------------------------                 -------    --------    -----   -------     --------   ------
Interest Earning Assets:
  Loans, net of unearned income (1)                             $ 150,356      13,137    8.74%   140,829     12,222     8.68%
  Investment securities held to maturity:
    Taxable                                                        20,794       1,456    7.00%    31,427      2,173    6.91%
    Tax-exempt (2)                                                  1,549         158   10.20%     1,708        205   12.00%
                                                                ---------------------            ------------------
        Total investment securities held to maturity               22,343       1,614    7.22%    33,135      2,378    7.18%
  Investment securities available for sale:
    Taxable                                                        41,020       2,690    6.56%    21,678      1,474    6.80%
    Tax-exempt (2)                                                    312          23    7.28%      --         --
                                                                ---------------------            ------------------
        Total investment securities available for sale             41,332       2,713    6.56%    21,678      1,474    6.80%
  Federal funds sold                                                6,249         337    5.39%     5,784        345    5.98%
  Interest bearing deposits with other banks                           25           2    8.00%        48          3    6.25%
                                                                ---------------------            ------------------
        Total interest earning assets                             220,305      17,802    8.08%   201,474     16,422    8.15%
Allowance for loan losses                                          (2,055)                        (2,224)
Cash and due from banks                                             7,207                          6,346
Premises and equipment                                              3,530                          2,876
Rental property, net                                                1,954                          1,943
Other assets                                                        2,905                          3,533
                                                                 --------                       --------
        Total Assets                                            $ 233,846                        213,948
                                                                 ========                       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
          --------------------------------------

Interest bearing liabilities:
  Deposits:
    Demand                                                      $  20,042         414    2.07%    19,435        468    2.41%
    Savings and Money Market                                       42,219       1,680    3.98%    34,555      1,317    3.81%
    Certificates of deposit less than $100,000                     75,139       4,998    6.65%    76,489      4,757    6.22%
    Certificates of deposit and other time deposits of
     $100,000 or more                                              28,972       1,592    5.49%    24,111      1,516    6.29%
                                                                ---------------------            ------------------
        Total interest bearing deposits                           166,372       8,684    5.22%   154,590      8,058    5.21%
  Federal funds purchased and securities sold under
    agreements to repurchase                                        7,784         425    5.46%     2,599        150    5.77%
  Other short term borrowings                                         602          30    4.98%       712         38    5.34%
  Other borrowed funds                                              9,003         513    5.70%     9,708        595    6.13%
  Employee stock ownership plan debt                                  171          12    7.02%       227         17    7.49%
                                                                ---------------------            ------------------
        Total interest bearing liabilities                        183,932       9,664    5.25%   167,836      8,858    5.28%
Noninterest bearing demand deposits                                26,131                         24,350
Accrued expenses and other liabilities                              1,896                          1,869
Shareholders' equity                                               21,887                         19,693
                                                                 --------                        -------
        Total liabilities and shareholders' equity              $ 233,846                        213,948
                                                                 ========                        =======
Net Interest Income                                                            $8,138                        7,564
                                                                              =======                       ======
Net Yield on Total Interest Earning Assets                                               3.69%                        3.75%
                                                                                        ======                       ======


                                                                Years Ended December 31,
                                                              ----------------------------
                                                                           1994
                                                              ----------------------------

                          ASSETS                                Average             Yield/
          --------------------------------------                Balance  Interest   rate
                                                                -------  --------   -----
Interest Earning Assets:
  Loans, net of unearned income (1)                              130,874   10,615     8.11%
  Investment securities held to maturity:
    Taxable                                                      33,946    2,200     6.48%
    Tax-exempt (2)                                                2,180      258    11.83%
                                                               -----------------
        Total investment securities held to maturity             36,126    2,458     6.80%
  Investment securities available for sale:
    Taxable                                                       9,901      677     6.84%
    Tax-exempt (2)                                                   --       --        --
                                                               -----------------
        Total investment securities available for sale            9.901      677     6.84%
  Federal funds sold                                              2,560      102     3.98%
  Interest bearing deposits with other banks                         34        2     5.88%
                                                               -----------------
        Total interest earning assets                           179,495   13,854     7.72%
Allowance for loan and lease losses                              (2,211)
Cash and due from banks                                           6,017
Premises and equipment                                            2,284
Rental property, net                                              1,483
Other assets                                                      3,855
                                                               --------
        Total Assets                                            190,923
                                                               ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
          --------------------------------------


Interest bearing liabilities:
  Deposits:
    Demand                                                       20,814      493     2.37%
    Savings and Money Market                                     39,683    1,368     3.45%
    Certificates of deposit less than $100,000                   52,985    2,547     4.81%
    Certificates of deposit and other time deposits of
     $100,000 or more                                            19,206      922     4.80%
                                                                ----------------
        Total interest bearing deposits                         132,688    5,330     4.02%
  Federal funds purchased and securities sold under
    agreements to repurchase                                      2,724      123     4.52%
  Other short term borrowings                                     2,194      112     5.10%
  Other borrowed funds                                           11,407      562     4.93%
  Employee stock ownership plan debt                                284       17     5.99%
                                                                ----------------
        Total interest bearing liabilities                      149,297    6,144     4.12%
Noninterest bearing demand deposits                              22,740
Accrued expenses and other liabilities                            1,576
Shareholders' equity                                             17,310
                                                                -------
        Total liabilities and shareholders' equity              190,923
                                                               ========
Net Interest Income                                                        7,710
                                                                          ======
Net Yield on Total Interest Earning Assets                                           4.30%
                                                                                     =====

___________
(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

        The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1996 and 1995:

                                   Maturities of Time Deposits over $100,000

                                              December 31, 1996
                                              -----------------
                                               (In thousands)
Three months or less .......................    $21,510
After three within six months ..............      6,925
After six within twelve months .............      4,041
After twelve months ........................      8,365
                                                -------
  Total ......................................  $40,841
                                                =======
Weighted Average rate on time deposits
of $100,000 or more at period-end                  6.24%
                                                   ====

Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.

(Dollars in Thousands)
                                                                                Weighted
                  Maximum                                                        Average
Year ended     Outstanding at      Average       Interest Rate    Ending       Interest Rate
December 31     any Month-end      Balance        During Year     Balance       at Year-end
-----------    --------------      -------       ------------     -------      -------------
   1996            $12,774         $8,386            5.42%        $5,856           5.13%

(1) Consists of federal funds purchased, treasury tax and loan, securities sold under agreements to repurchase, and borrowings from the FHLB-Atlanta that mature either overnight or on a fixed maturity not to exceed three months.

      Capital Resources

      The Company's consolidated stockholders' equity was $23,083,000 and $21,269,000 at December 31, 1996 and 1995, respectively, an increase of $1,814,000 (8.5%) since year end 1995. This represents a continuation of positive trends from prior periods. The Company has been able to fund its capital growth primarily through retained earnings.

      During 1996, cash dividends of $560,000 or $0.43 per share, were declared on the Common Stock as compared to $470,000, or $0.36 per share, in 1995, representing an increase of $90,000 (19.2%). The increase reflects management's decision to increase the dividend by $0.07 per share during 1996. The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy. Management believes that a strong capital position is vital to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See "Supervision and Regulation."

      In the third quarter of 1994, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") to offer up to 172,500 shares of its Common Stock for sale in the Public Offering. While the Company has maintained a capital position well above minimum levels required by its regulators, management decided to pursue the Public Offering in order to further strengthen the Company's capital position for future growth. The registration statement was declared effective on February 7, 1995. The Company issued 69,045 shares of Common Stock pursuant to the Public Offering which resulted in a total increase in Common Stock and Surplus, net of the cost of the Public Offering, of approximately $1,234,000 during 1995. The Public Offering ended May 31, 1995.

      Certain financial ratios for the Company for the last three years are presented in the following table:

                                                      Equity and Asset Ratios
                                                           December 31,
                                             ------------------------------------------
                                                  1996           1995          1994
                                             --------------- ------------- ------------
       Return on average assets                     1.18%        0.98%        1.10%
       Return on average equity                    12.58%       10.51%       12.14%
       Common dividend payout ratio                20.38%       22.36%       22.49%
       Average equity to average asset ratio        9.36%        9.30%        9.07%

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

      The following table sets forth the Bank's actual capital levels and the related required capital levels at December 31, 1996:

                                     Actual Capital          Required Capital
                                 ----------------------- ----------------------
                                 Amount          Ratio      Amount      Ratio
                                 ------          -----      ------      -----
Tier I Risk-Based Capital       $20,643          12.78     $ 6,460       > 4
                                                                         -
Leverage Capital                 20,643           8.09%     10,203       > 4
                                                                         -
Total Qualifying Capital         22,662          14.03%     12,921       > 8
                                                                         -

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" an amendment of FASB Statement No. 65 (SFAS 122). SFAS 122 requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The recognition criteria under SFAS 122 has not had a material impact on the Company's consolidated financial statements.

      On January 1, 1996, the Company adopted the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Such instruments include stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 provides a choice for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or it can continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting standards must make disclosure of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. No options were granted in 1996, though upon the granting of any stock options in future periods, the Company plans to account for employee stock options using the present accounting standards and to include the required disclosures in the financial statements.

      Liquidity

      Liquidity is the Company's ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand, and maturing liabilities. Without proper management, the Company could experience higher costs of obtaining funds due to insufficient liquidity, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

      At the Bank, asset liquidity is provided primarily through cash, the repayment and maturity of investment securities, and the sale and repayment of loans.

      Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. In addition to deposits and repurchase agreements, the Bank has participated in the FHLB-Atlanta's advance program. Advances include both fixed and variable terms and are taken out with varying maturities. The Bank can borrow up to 75% of its mortgage loans which are backed by one to four family residential properties, for a maximum of $25,000,000. At December 31, 1996, the Bank had credit available from FHLB-Atlanta of $14,375,000, and had $10,625,000 in advances drawn down.

      Overall, net cash provided from financing activities increased $21,416,000 (178.5%) to $33,419,000 during 1996 from the previous year's total of $12,003,000. Net cash provided by operating activities increased $357,000 (19.5%) to $2,192,000 from $1,835,000 for the years ended December 31, 1996 and
1995, respectively. $27,189,000 of the net cash provided from operating and financing activities was used in investing activities during 1996.

      The Company depends mainly on management fees and lease payments for building and equipment, from the Bank, for its liquidity. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each Subsidiary based on their individual tax positions as if each entity filed a separate tax return. Other sources of liquidity may include the sale of stock. The Company provides services to the Bank for which they are paid a management fee comparable to a 3rd party vendor. The Bank paid the Company $277,000 and $329,000 in management fees and $180,000 and $170,000 in lease payments through December 31, 1996 and 1995, respectively. These funds were used to pay operating expenses and fund dividends to the Company's shareholders.

      Management has made the decision to allow the Bank's capital position to grow in order to increase its legal lending limit. As a result of this decision, coupled with a positive cash flow from other sources, the Company received no cash dividends from the Bank during 1994 or 1995. During 1996, the Bank paid the Company $265,000 in cash dividends.

      Interest Rate Sensitivity Management

      An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap ("GAP"). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank's balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 5.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, the Bank's net interest income at December 31, 1996, would decline approximately 1.73% in a rising rate environment and increase approximately 0.87% in a falling rate environment. Interest rate scenario models are prepared on the Bank's Balance Sheet Information System created by Darling Consulting Group.

      For purposes of measuring interest rate sensitivity, Company management assumes that the asset and liability balances remain constant over the 12-month period. Deposit withdrawals are only considered in measuring liquidity. Although demand and savings accounts are subject to immediate withdrawal, all passbook savings and regular NOW accounts are reflected to reprice in over 5 years due to their historically stable volume and limited repricing. High balance MMDAs and NOW accounts are considered volatile and, as such, are shown as repricing in 1-3 months.

                                                   Interest Sensitivity Analysis

                                                                                                           Over Five
                                                                        One to      Four to       One to     Years and
                                                                         Three       Twelve         Five      Non-rate
December 31, 1996                                       Immediate       Months       Months        Years     Sensitive      Total
                                                        ---------       ------       ------        -----     ---------      -----
                                                                                        (In thousands)
Earning Assets:
   Loans, net of unearned                                $ 46,639        8,463       31,199       75,509         --       161,810
   Taxable investment securities                            2,565        2,999        4,375        6,493      1,149        17,581
   Tax-exempt investment securities                            --           --          148        1,256         66         1,470
   Investment securities available for sale                 2,096        7,616       16,720       16,668        927        44,027
   Federal funds sold and securities
     purchased under agreements to resell                  11,745           --           --           --         --        11,745
   Interest bearing deposits with other banks                   6           --           --           --         --             6
                                                          -------      -------      -------       -------   -------       -------
     Total earning assets                                  63,051       19,078       52,442        99,926     2,142       236,639
                                                          -------      -------      -------       -------   -------       -------

Interest bearing liabilities:
   Demand deposits                                          2,176           --           --            --    17,913        20,089
   Savings and Money Market                                35,869        4,027           --            --    13,018        52,914
   Certificates of deposit less than $100,000               5,418       26,804       23,172        19,082        --        74,476
   Certificates of deposit and other
     time deposits of $100,000 or more                     11,976        7,987       10,826        10,052        --        40,841
   Federal funds purchased and securities
     sold under agreements to repurchase                    4,653           --           --            --        --         4,653
   Other short-term borrowings                              1,203           --           --            --        --         1,203
   FHLB and other borrowings                                    8        5,016           72         5,089       837        11,022
                                                          -------      -------      -------      --------   -------      --------
     Total interest bearing liabilities                    61,303       43,834       34,070        34,223    31,768       205,198

Noninterest bearing sources of funds, net                      --           --           --            --    28,407
Off-balance sheet items-asset/(liability)                      --      (15,000)                        --        --       (15,000)
                                                         --------      -------      -------       -------   -------       -------
Interest sensitivity gap                                    1,748      (39,756)      18,372        65,703   (58,033)       46,441
                                                          -------      -------      -------       -------   -------       -------
Cumulative interest sensitivity gap                      $     --      (38,008)     (19,636)       84,075     7,670       (11,592)
                                                          =======      =======      =======       =======   =======       =======


   The interest sensitive assets at December 31, 1996, that reprice or mature within 12 months were $134,571,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $139,207,000. At December 31, 1996, the 12 month cumulative GAP position, including the effect of off-balance sheet items, was a negative $19,636,000, resulting in a GAP ratio of 87.3%. A negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned rose more slowly than rates paid on interest-bearing liabilities.

   The Bank enters into interest rate protection contracts to help manage its interest rate exposure. These contracts include interest rate swaps, caps and floors. Interest rate swap transactions involve the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. Interest rate caps and floors are purchased by the Bank for a non-refundable fixed amount. The Bank receives interest based on the underlying notional principal amount if the specified index rises above the cap rate or falls below the floor strike rate. Notional principal amounts are used to express the volume of these transactions, but because they are never exchanged, the amounts subject to credit risk are much smaller. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank's overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Current contracts are issued by a securities broker-dealer and by a U.S. branch of a foreign bank and were entered into with the purpose of managing the Bank's interest rate exposure. Although none of the interest rate protection agreements are traded on any organized exchange, an active secondary market is available to the Company for such contracts.

   The Bank's Asset Liability Management Policy states that establishing limits on interest rate swaps, caps, and floors can be somewhat confusing or misleading since the notional amount by which these instruments are expressed is never exchanged between counterparties and therefore is not "at risk." Furthermore, since they represent off-balance sheet tools used by ALCO to manage imbalances in the Bank's balance sheet in a prudent and cost effective manner, the appropriate volume of swaps for the Bank is not a static variable; it changes with elements such as the economic environment, the capital position, and the ability to efficiently replicate hedging actions in the cash markets. The Bank endeavors to limit outstanding notional value of off-balance sheet contracts executed for purposes of managing net interest income to 25% of total assets as reported in the most recent quarterly call report. Notional value of off-balance sheet contracts executed with one counterparty are limited to 10% of total assets as reported in the Bank's most recent quarterly call report.

   The following table presents the Company's interest rate swaps, caps and floors position as of December 31, 1996:


                                                                                                 Weighted
                                                                                                 Average
                                                                                  Weighted       Repricing
                                            Notional    Carryin   Estimated     Average Rate (1) Frequency
                                            Amount      Value     Fair Value  Received   Paid    (Years)
                                            ------      -----     ----------  --------   ----    -------
                                          (Dollars in thousands)
December 31, 1996
Swaps:
   Receive fixed:
     Over one year through two years      $   5,000         --         27       6.37%    5.61%   0.25
Caps and Floors:
   Purchased:
     One year or less                         2,000         28          3
      Over two years through five years      10,000         16         40                        0.25
     Over two years through five years       10,000         48        135       6.00%    5.87%   0.25
                                            -------    -------    -------
                                           $ 27,000         92        205
                                            =======    =======    =======

       ----------------
     (1) The weighted average rates received/paid are shown only for swaps, caps and floors for which net interest amounts were receivable or payable at the end of each period. For caps and floors when the index rate has not been reached, no rate is shown. Interest rates on variable rate derivative products held by the Bank are derived from the 3 month USD-LIBOR-BBA ("British Bankers Association") rate and the USD CP-HP.15.

         Effects of Inflation and Changing Prices

         Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Results of Operations

         Net Income

         Net income increased $662,000 (31.7%) to $2,753,000 during 1996 from $2,091,000 for the year ended December 31, 1995. Net earnings per average share of Common Stock outstanding were $2.11 and $1.61 for 1996 and 1995, respectively, an increase of 31.1%. Comparatively, net income during 1995 decreased $11,000 (0.52%) from the 1994 year end total of $2,102,000, while net earnings per average share of Common Stock outstanding showed a similar decrease of $0.08 per share for 1995 from a 1994 per share total of $1.69.

         The increase in net income for 1996 is attributable to higher net interest income and noninterest income and lower noninterest expense for the year. The decrease in 1995 was due to higher levels of noninterest expense as compared to 1994, which was offset by increases in net interest income after provision for loan losses and noninterest income.

         Net Interest Income

         Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company's earnings. Net interest income was $8,079,000 for the 12 months ended December 31, 1996. This increase of $623,000 (8.4%) over 1995 is due to the increase in average interest earning assets during 1996, which offset a decline in the net yield on earning assets of 7 basis points.

         Net interest income for 1995 was $7,456,000, $58,000 (5.6%) lower than 1994 net interest income of $7,514,000. This decrease is attributable partly to a shift in the mix of earning assets as the credit card and student loan portfolios were sold and a portion of the funds were temporarily reinvested in shorter term, lower yielding assets. In addition, the Company experienced an increase in the rates paid on interest-bearing liabilities due primarily to a certificate of deposit marketing effort. The Company's fully taxable equivalent yield on earning assets increased 43 basis points, while the average rates paid on its interest-bearing liabilities increased 116 basis points.

         The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as insurance against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in interest income of $3,000 during 1996 compared to a net decrease in 1995 of $56,000 and an increase in interest income of $52,000 during 1994. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See "-- INTEREST RATE SENSITIVITY MANAGEMENT", the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table appearing elsewhere herein and the "RATE/VOLUME VARIANCE ANALYSIS" tables immediately following.

                         Rate/Volume Variance Analysis

Taxable-Equivalent Basis  (1)
 Years Ended December 31,                                               Change Due to
   1996 Compared to 1995                                   Net                               Rate/
                                                         change        Rate      Volume      volume
                                                         ------        ----      ------      ------
                                                                       (In thousands)
Earning assets:
    Loans, net of unearned income                    $     915           88        832        (5)
    Investment securities held to maturity:
       Taxable                                            (719)          18       (745)        8
       Tax-exempt                                          (47)         (28)       (16)       (3)
                                                       -------      -------    -------   -------
          Total investment securities-HTM                 (766)         (10)      (761)        5
    Investment securities available for sale:
       Taxable                                           1,218          (99)     1,268        49
       Tax-exempt                                           23            --        --        23
                                                      --------      -------    -------   -------
          Total investment securities-AFS                1,241          (99)     1,268        72
    Federal funds sold                                      (9)         (36)        25         2
    Interest bearing deposits with other banks              (2)          --         (2)       --
                                                       -------      -------    -------   -------
          Total earning assets                       $   1,379          (57)     1,362        74
                                                       =======      =======    =======   =======
Interest bearing liabilities:
    Deposits:
    Demand                                              $  (53)         (69)        13         3
    Savings                                                363           71        305       (13)
    Certificates of deposit less than $100,000             241          325        (90)        6
    Certificates of deposit and other time
       deposits of $100,000 and more                        76         (230)       267        39
                                                       -------      -------    -------   -------
          Total interest bearing deposits                  627           97        495        35

    Federal funds purchased and securities
       sold under agreements to repurchase                 346           88        325       (67)
    Other short term borrowings                           (131)          (4)      (110)      (17)
    Other borrowed funds                                   134          133          3        (2)
                                                       -------      -------    -------   -------
          Total Interest Bearing Liabilities           $   976          314        713       (51)
                                                        ======      =======    =======   =======

     -------------
     (1) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).

                         Rate/Volume Variance Analysis

Taxable-Equivalent Basis  (1)
 Years Ended December 31,                                                               Change Due to
  1995 Compared to 1994                                                  Net                                 Rate/
                                                                        change        Rate      Volume       volume
                                                                        ------        ----      ------       ------
                                                                                      (In thousands)
Earning assets:
    Loans, net of unearned income                                    $   1,607          800        864       (57)
    Investment securities held to maturity:
       Taxable                                                             (27)         136       (174)       11
       Tax-exempt                                                          (53)           3        (57)        1
                                                                        ------      -------     ------    ------
          Total investment securities-HTM                                  (80)         139       (231)       12
    Investment securities available for sale:
       Taxable                                                             797           (8)       801         4
       Tax-exempt                                                           --           --         --        --
                                                                        ------      -------     ------    ------
          Total investment securities-AFS                                  797           (8)       801         4
    Federal funds sold                                                     243          115        192       (64)
    Interest bearing deposits with other banks                               1           --          1        --
          Total earning assets                                       $   2,568        1,046      1,627      (105)
                                                                        ======      =======     ======    ======
Interest bearing liabilities:
    Deposits:
    Demand                                                           $     (25)           8        (33)       --
    Savings                                                                (51)         126       (195)       18
    Certificates of deposit less than $100,000                           2,210        1,080      1,462      (332)
    Certificates of deposit and other time
       deposits of $100,000 and more                                       594          359        308       (73)
                                                                        ------      -------     ------    ------
          Total interest bearing deposits                                2,728        1,573      1,542      (387)
    Federal funds purchased and securities
       sold under agreements to repurchase                                  27           33         (7)        1
    Other short term borrowings                                            (74)           2        (79)        3
    Other borrowed funds                                                    33          120       (108)       21
                                                                        ------      -------     ------    ------
          Total Interest Bearing Liabilities                         $   2,714        1,728      1,348      (362)
                                                                        ======      =======     ======    ======

-----------------
(1) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).

          Interest Income

          Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $17,742,000, $16,313,000, and $13,658,000 for the twelve months ended December 31, 1996, 1995, and 1994, respectively. Average interest earning assets increased $18,831,000 (9.35%) during 1996, $21,979,000 (12.2%) during 1995, and
     $13,688,000 (8.3%) during 1994, while the fully taxable equivalent yields on average earning assets decreased 7 basis points in 1996 after increasing 43 basis points in 1995 and 15 basis points in 1994. The combination of these factors resulted in increases in interest income of $1,429,000 (8.8%), $2,655,000 (19.4%) and $782,000 (6.1%) during 1996, 1995 and 1994, respectively. See "--CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" and THE "RATE/VOLUME VARIANCE ANALYSIS" tables.

          Loans are the main component of the Bank's earning assets. Interest and fees on loans were $13,137,000 $12,183,000, and $10,507,000 for the 12 months ended December 31, 1996, 1995, and 1994, respectively. These levels reflected increases of $954,000 (7.8%) during 1996, $1,676,000 (16.0%) during 1995, and $933,000 (9.8%) during 1994 due to a combination of steady increases in the average volume outstanding and fully taxable equivalent yields on loans over the past three years. While the level of average balances has grown to $150,356,000 in 1996 from $140,829,000 and $130,874,000 for 1995 and 1994, respectively, the fully taxable equivalent yield on loans has also shown increases of 6 basis points to 8.74% in 1996, and 57 basis points to 8.68% in 1995 from the 1994 average yield of 8.11%.

                  Interest income on investment securities held to maturity decreased $748,000 (32.4%) to $1,560,000 in 1996, following decreases of $63,000 (2.7%) to $2,308,000 in 1995 and $865,000 (26.7%) to $2,371,000 in
     1994. The 1996 decrease was due to the combination of a $10,792,000 decrease in average volume outstanding offset by a 4 basis point increase in the fully taxable equivalent yield over 1995 levels. 1995 activity also reflected a $2,991,000 decrease in the average balance which was offset by a 38 basis point increase in the yield, while the decrease during 1994 was due to both the decline in the average volume outstanding and a drop in the yield on those balances. The decrease in average outstandings for 1996 was from scheduled paydowns and calls of principal, while the significant decrease in the average volume outstanding in 1994 was due primarily to the reclassification of certain investment securities to the available for sale portfolio in connection with the adoption of SFAS No. 115. The fully taxable equivalent yields on investment securities held to maturity were 7.22% in 1996, 7.18% in 1995, and 6.80% in 1994.

                  The Company established an available for sale portfolio in 1994 with the adoption of SFAS No. 115. Interest income on such investments was $2,705,000, $1,474,000 and $677,000 for the 12 months ended December 31, 1996, 1995 and 1994, respectively. These increases in income of $1,231,000 (83.5%) and $797,000 (117.7%) were due almost entirely to increases in the average volume outstanding. The average balance outstanding of investment securities available for sale increased $19,654,000 (90.7%) to $41,332,000 in 1996 over the 1995 average balance of
     $21,678,000, which in turn represented an increase of $11,777,000 (119.0%) over the 1994 balance of $9,901,000. Theses increases reflect management's intention to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. The fully taxable equivalent yield on investment securities available for sale was 6.54% in 1996, 6.80% in 1995 and 6.84% in 1994. See "Financial
     Condition--Investment Securities."

                  Interest Expense

                  Total interest expense was $9,664,000, $8,858,000 and $6,144,000 for the years ended December 31, 1996, 1995 and 1994 respectively, representing increases of $806,000 (9.1%), $2,714,000 (44.2%) and $385,000 (6.7%) during 1996, 1995, and 1994, respectively. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $183,932,000 in 1996 from $167,836,000 in 1995 and $149,297,000 in 1994. The rates paid on these liabilities decreased 3 basis points in 1996 after increasing 116 basis points to 5.28% during 1995, and 4 basis points to 4.12% during 1994.

                  Interest on deposits, the primary component of total interest expense, increased $626,000 to $8,684,000 (7.8%) during 1996 from
     $8,058,000 in 1995, which in turn represented a $2,728,000 (51.2%) increase from the 1994 level of $5,330,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 1996 level of $166,372,000 as compared to $154,590,000 in 1995 and $132,688,000 in 1994.
     The current year increase is attributable to new deposit growth in money market deposit account and certificate of deposit balances in the normal course of business, while the prior year increase is due to increases in certificate of deposit balances from targeted promotionals. The average rates paid on interest-bearing deposits were 5.22%, 5.21%, and 4.02% for 1996, 1995, and 1994, respectively.

                  Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, was $555,000 in 1996, $650,000 in 1995, and $691,000 in 1994. These levels represent a decrease of $95,000 (14.6%) during 1996, a decrease of $41,000 (5.9%) during 1995, and an increase of $436,000 (171.0%) during

     1994. The decrease in 1996 is due to a $5,000,000 variable rate FHLB advance obtained in May 1996 which had a lower rate than prior advances, while the fluctuations in 1995 and 1994 are the result of FHLB advances and paydowns.

                  Provision for Loan Losses

                  During 1996, the Company made a total provision for loan losses of $80,000 based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and historical loan loss trends. During 1995, the Company made no provision for loan losses due to the credit quality of the loan portfolio, coupled with the relatively low loan growth and low level of net chargeoffs during the year, while during 1994 the provision for loan losses was $172,000. See "Financial Condition -- Allowance for Loan Losses and Risk Elements."

                  Noninterest Income

                  Noninterest income increased $124,000 (5.8%) to $2,267,000 for the year ended December 31, 1996 from the 1995 total of $2,143,000, which in turn represented an increase of $290,000 (15.65%) over the $1,853,000 recognized in 1994.

                  Service charges on deposit accounts increased $66,000 (9.0%) during 1996 due to increases in nonsufficient funds and overdraft charges. Service charges decreased $70,000 (8.7%) in 1995 over the prior year's level due primarily to decreases in both regular monthly service charges and nonsufficient funds and overdraft charges.

                  During 1996, the Company experienced net gains of $26,000 on the sale, in the ordinary course of business, of investment securities available for sale, as compared to net gains of $37,000 in 1995 and net losses during 1994 of $52,000. The net loss in 1994 resulted primarily from the recognition of an other than a temporary decline in the value of the Bank's investment in the Putnam American Government Income Fund. See "- Investment Securities."

                  Other noninterest income increased $68,000 (5.0%) to $1,439,000 in 1996 from $1,371,000 in 1995. Comparatively, 1995's total represents an increase of $271,000 (24.6%) from $1,100,000 in 1994. The increase in 1996 was due to a $99,000 increase in other fee income, especially ATM transaction fees, a $90,000 increase in dividends received from stock held in other companies due to a one time dividend paid in connection with the sale of Alert, offset by a $33,000 decrease in non-interest loan income and fees due to the sale of the Bank's credit card portfolio in 1995 and a decrease in rental income of $95,000. The increase in 1995 was attributable primarily to the gain of $125,000 on the sale of the Bank's credit card portfolio, coupled with increases of $46,000 in VISA/MasterCard merchant discounts and fees, $24,000 in net gains on the sale of mortgage loans and $67,000 in other fee income.

                  Noninterest Expense

                  Total noninterest expense was $6,007,000 for 1996, $6,419,000 for 1995, and $5,979,000 for 1994 reflecting a decrease of $412,000 (6.4%)
     for 1996 and increases of $440,000 (7.4%), and $519,000 (9.5%) for 1995 and
     1994, respectively.

                  Salaries and benefits decreased $46,000 (1.5%) to $2,941,000 for the year ended December 31, 1996 from the 1995 total of $2,987,000, which in turn represented an increase of $204,000 (7.3%) over the 1994 level of $2,783,000. At December 31, 1996, the Company had 102 full-time equivalent employees, a decrease of two over the level at December 31, 1995. The increase for 1995 was due primarily to merit and cost-of-living raises and the cost of benefits associated with such increases.

                  Net occupancy expense was $817,000, $724,000, and $613,000 for 1996, 1995 and 1994, respectively, representing increases of $93,000 in 1996 and $111,000 (18.1%) in 1995 over the previous year's levels. The 1996 increase is attributable to increases in furniture and equipment depreciation and lease payments on equipment. The increase in 1995 is due primarily to increases in furniture and equipment maintenance and lease payments on equipment.

                  Other noninterest expense was $2,250,000 for 1996, $2,708,000 for 1995, and $2,583,000 for 1994. These levels represent a decrease of $458,000 (16.9%) in 1996 and an increase of $125,000 (4.8%) in 1995 over the respective previous years. The 1996 decrease resulted from a $189,000 decrease in FDIC insurance from the reassessment in the second quarter of 1995, a decrease of $180,000 in losses on sale of premises and equipment due to one-time losses incurred in 1995, a decrease of $26,000 in loan related expenses, and a decrease of $38,000 in sales and use taxes, offset by increases in software expense of $60,000, in-house data processing of $26,000 and special project expense of $18,000 The Company experienced increases in several different components of its noninterest expenses in 1995. VISA/MasterCard processing fees increased $75,000 due to greater activity in credit card sales, marketing expense increased $54,000 due to additional costs associated with the Bank's conversion to a state bank charter, OREO expense increased $46,000 for property repairs, and postage expense increased $35,000 due primarily to a general increase in volume and increased cost associated with the mailing of the Company's annual report. Sales and use tax and franchise tax increased as a result of costs associated with the Bank's name change and costs of building renovations performed during the year. Offsetting these increases, the Bank experienced a decrease in its deposit insurance expense as it received, in September 1995, a recapitalization refund, including interest, from the FDIC of approximately $113,000. Also, as a well capitalized Bank, the rate paid by the Company for FDIC insurance was reduced from $0.23 per $100 to $0.04 per $100 effective in the second quarter of 1995. In 1996, the Company paid FDIC insurance assessments of $2,000. In 1997, the Company anticipates paying $25,880 in FDIC insurance assessments which include the annual FICO charges of 1.30 basis points on average deposits. See "Supervision and Regulation-FDIC Insurance Assessments."

                  Income Taxes

                  The Company's income tax expense was $1,505,000, $1,089,000, and $1,114,000 in 1996, 1995 and 1994, respectively. These levels represent an effective tax rate on pre-tax earnings of 35.3% for 1996, 34.2% for 1995, and 34.6% for 1994. Details of the tax provision for income taxes are included in Note 7, "Income Tax Expense" to the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7.      FINANCIAL STATEMENTS

      See pages 45 to 75.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III
                                   --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors and Executive Officers

       The following table sets forth certain information regarding the Company's and the Bank's directors, executive officers and principal shareholders as of December 31, 1996:

                                                                                 Shares of Common Stock
                                                                                 Beneficially Owned and
Name (Age) and Year First                    Information About Director              Percentage of
 Elected as Director                          or Executive Officer (1)               Common Stock
                                                                                     Outstanding (2)
C. Wayne Alderman (46)         Director of the Bank; Dean of Auburn University            950/*/ (3)
Bank Board: 1993                   College of Business since 1993; Associate
                                   Dean of Auburn University College of
                                   Business from 1989 to 1993; Director of
                                   Auburn University School of Accounting
                                   from 1988 to 1989.

Otis D. Alsobrook, III (45)    City President, Opelika Office and  Senior Vice          1,301/*/ (4)
                                   President of the Bank since 1990; previously
                                   Vice President of AmSouth Bank in
                                   Opelika, Alabama from 1977 to 1990.

Terry W. Andrus (44)           Director of the Bank; Administrator and Chief              300/*/ (5)
Bank Board: 1991                   Executive Officer of the East Alabama
                                   Medical Center since 1984.

Terrell E. Bishop (60)         Senior Vice President - Mortgage Lending of the          3,706/*/ (6)
                                   Bank since 1991; formerly Executive Vice
                                   President, Treasurer and Director of Charter
                                   Federal Savings and Loan Assn., West Point,
                                   Georgia, from 1964 to 1990.

Winifred H. Boyd (74)          Director of the Company and the Bank;                    15,097 (7)
Bank Board: 1981                   community civic leader.                               (1.16%)
Company Board: 1993

Curt B. Cope (43)              Director of the Bank; President of Cope                   6,721/*/
Bank Board: 1993                   International since 1994.

Robert W. Dumas (43)           Senior Vice President - Commercial Lending of             7,838/*/ (8)
                                   the Bank since 1988; Employee of the Bank
                                   since 1984.

J. E. Evans (55)
Bank Board: 1986               Director of the Bank; Owner of Evans Realty               6,000/*/
                                   since 1970.

Linda D. Fucci (49)            Chief Financial Officer, Secretary and Treasurer         77,226 (9)
                                   of the Company since 1984; Chief Financial               (5.93%)
                                   Officer and Senior Vice President of the
                                   Bank since 1988; Director and Secretary of
                                   ANB Systems since 1989; Employee of the
                                   Bank since 1972.

Jo Ann Hall (47)               Senior Vice President - Operations/                       3,894/*/ (10)
                                   Personnel/Security of the Bank since 1994;
                                   Employee of the Bank since 1974.

William F. Ham, Jr. (43)       Director of the Bank; Owner of Varsity                      352/*/ (11)
Bank Board: 1993                   Enterprises, a coin-operated laundry
                                   equipment operating company, since 1977.

Robert M. Harper (58)          Director of the Company and the Bank; Alabama             8,000/*/ (12)(19)
Bank Board: 1982                   Circuit Court Judge since 1986.
Company Board: 1991

Anne M. May (45)               Director of the Company, the Bank, and ANB               78,142 (13)
Bank Board: 1982                   Systems; Partner, Machen, McChesney &                  (6.00%)
Company Board: 1990                Chastain, Certified Public Accountants, since
                                   1973.

E. L. Spencer, Jr. (66)        Director of the Company, the Bank, and ANB              254,751 (14)
Bank Board: 1975                   Systems; Chairman of the Board of Directors           (19.55%)
Company Board: 1984                of the Bank since 1980; President and Chief
                                   Executive Officer of the Bank and the
                                   Company since 1990; President of Spencer
                                   Lumber Company since 1970. (15)

Edward L. Spencer, III (41)    Director of the Bank; Vice President of Spencer           1,900/*/ (16)
Bank Board: 1991                   Lumber Company since 1990. (15)

Emil F. Wright, Jr. (60)       Director of the Company and the Bank; Vice              142,260 (17)
Bank Board: 1973                   Chairman of the Company and the Bank                  (10.92%)
Company Board: 1984                since 1991; Ophthalmologist practicing with
                                   the Medical Arts Eye Clinic since 1971.

Directors and executive                                                                  459,405
 officers as a group                                                                     (35.26%)
 (16 persons)

The Company's 401(k) Plan                                                               69,961 (18)
                                                                                          (5.37%)


-------------------
*    Denotes less than 1% beneficial ownership.

(1) The business address of each officer and director is 100 N. Gay Street, Auburn, Alabama 36830.

(2) Information relating to beneficial ownership of Common Stock by directors is based upon information furnished by each person using "beneficial ownership" concepts set forth in rules of the Commission under the Exchange Act. Under such rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial ownership. Accordingly, directors and officers are named as beneficial owners of shares as to which they may disclaim any beneficial interest. Except as indicated in other notes to this table describing special relationships with other persons and specifying shared voting or investment power, directors and officers possess sole voting and investment power with respect to all shares of Common Stock set forth opposite their names.

(3) Includes 400 shares held jointly with Mr. Alderman's wife, as to which Mr. Alderman may be deemed to have shared voting and investment power, and 550 shares held in Mr. Alderman's Simplified Employee Pension Plan.

(4) Includes 250 shares held jointly with Mr. Alsobrook's wife, as to which Mr. Alsobrook may be deemed to have shared voting and investment power, and 1,051 shares held by the trustees for the ESOP for the benefit of Mr. Alsobrook.

(5) Includes 100 shares held jointly with Mr. Andrus' wife, as to which Mr. Andrus may be deemed to have shared voting and investment power.

(6) Includes 2,664 shares held jointly with Mr. Bishop's wife, as to which Mr. Bishop may be deemed to have shared voting and investment power, and 1,042 shares held by the trustees for the ESOP for the benefit of Mr. Bishop.

(7) Includes 6,000 shares held by Ms. Boyd's husband, as to which Ms. Boyd may be deemed to have shared voting and investment power, and as to which Ms. Boyd disclaims beneficial ownership.

(8) Includes 2,750 shares held jointly with Mr. Dumas' wife, and 808 shares held jointly with Mr. Dumas' parents, as to which Mr. Dumas may be deemed to have shared voting and investment power, and 4,280 shares held by the ESOP trustees for the benefit of Mr. Dumas.

(9) Includes 69,961 shares held by the ESOP, of which Ms. Fucci is a co-trustee, as to which Ms. Fucci may be deemed to have shared voting and investment power with E. L. Spencer, Jr. and Anne M. May, as co-trustees of the ESOP, and as to which Ms. Fucci disclaims beneficial ownership of 65,792 shares. The remaining 4,169 shares are held by the ESOP trustees for the benefit of Ms. Fucci. Also includes 7,265 shares held jointly with Ms. Fucci's husband, as to which Ms. Fucci may be deemed to have shared voting and investment power.

(10) Includes 2,588 shares held by the ESOP trustee for the benefit of Ms. Hall.

(11) Includes 100 shares held in Mr. Ham's self-directed Individual Retirement Account ("IRA").

(12) Includes 2,000 shares held in Mr. Harper's self-directed Individual Retirement Account ("IRA").

(13) Includes 69,961 shares held by the ESOP, of which Ms. May is a co-trustee, as to which Ms. May may be deemed to have shared voting and investment power with E. L. Spencer, Jr. and Linda D. Fucci, as co-trustees of the ESOP, and as to which Ms. May disclaims beneficial ownership. Also includes 145 shares held by Ms. May's daughter, as to which Ms. May may be deemed to have shared voting and investment power.

(14) Includes 69,961 shares held by the ESOP, of which Mr. Spencer is a co-trustee, as to which Mr. Spencer may be deemed to have shared voting and investment power with Linda D. Fucci and Anne M. May, as co-trustees of the ESOP, and as to which Mr. Spencer disclaims beneficial ownership of 66,971 shares. The remaining 2,990 shares are held by the ESOP trustees for the benefit of Mr. Spencer. Also includes 24,900 shares held in the Trust of
     E. L. Spencer, Sr., of which Mr. Spencer serves as trustee, and 5,000 shares held by Mr. Spencer's wife, as to which Mr. Spencer may be deemed to have shared voting and investment power.

(15) E. L. Spencer, Jr. is the father of Edward L. Spencer, III.

(16) Includes 10 shares held by a minor of which Mr. Spencer serves as custodian.

(17) Includes 9,800 shares held by DTS, a company in which Mr. Wright is a partner, as to which Mr. Wright may be deemed to have shared voting and investment power, and as to which Mr. Wright disclaims beneficial ownership of 9,702 shares. Also includes 1,500 shares held for the benefit of Mr. Wright by the Medical Arts Eye Clinic, PC Money Purchase Plan.

(18) E. L. Spencer, Jr., Linda D. Fucci, and Anne M. May are co-trustees of the 401(k) Plan. Of the 69,961 shares held by the 401(k) Plan, as to which shares the co-trustees may be deemed to have shared voting and investment power, Mr. Spencer disclaims beneficial ownership of 66,971 shares (with the remaining 2,990 shares held by the 401(k) plan trustees for the benefit of Mr. Spencer), Ms. Fucci disclaims beneficial ownership of 65,792 shares (with the remaining 4,169 shares held by the 401(k) Plan trustees for the benefit of Ms. Fucci), and Ms. May disclaims beneficial ownership of all 69,961 shares.

(19) Mr. Harper resigned from the Bank and Company Board effective February 11, 1997.

Committees and Meetings of the Board of Directors

      All Company Directors hold office until the next annual meeting of Company stockholders, unless they sooner resign, become disqualified, or are removed. All executive officers of the Company are elected annually. All Company Directors are members of the Bank's Board of Directors. Various Bank Directors are not directors of the Company.

      The Company's Board of Directors held 5 meetings during 1996 and has five standing committees: the Executive Committee, the Proxy Committee, the Personnel and Salary Committee, the Audit and Compliance Committee, and the Strategic Planning Committee. The Bank's Board of Directors held 12 meetings during 1996 and has the following standing committees separate from the Company: the Audit and Compliance Committee, the Property Committee, the Executive Committee, the Loan Committee, the Investment Committee, the Personnel and Salary Committee, and the Strategic Planning Committee. Such committees perform those duties customarily performed by similar committees at other financial institutions. All directors attended at least 75% of all meetings of the Company's and the Bank's Board and each committee on which they served.

      The Company's and the Bank's Executive Committees to act in the absence of the respective Boards of Directors on most matters that require Board approval.
E. L. Spencer, Jr., Anne M. May and Emil F. Wright, Jr. are the members of these committees for both the Company and the Bank, each of which held three meetings in 1996.

      The Company's and the Bank's Personnel and Salary Committees make recommendations to the respective Boards of Directors with respect to the compensation of executive officers and employees of the Company and the Bank. Anne M. May, Winifred H. Boyd, and Emil F. Wright, Jr. are the members of these committees for both the Company and the Bank, each of which held two meetings in 1996.

      The Company's and the Bank's Audit and Compliance Committees are composed of at least three Directors that are not serving as officers of the Company or the Bank. These committees are authorized to make an examination of the affairs of the Company and Bank, respectively, and report the results of such examinations to the respective Boards of Directors. These committees are also responsible for reviewing the reports of any independent certified public accountants' examinations and to report to the Boards on such examinations. Anne
M. May, Emil F. Wright, Winifred H. Boyd, Terry W. Andrus, C. Wayne Alderman and Curt B. Cope are the members of these committees for both the Company and the Bank, each of which held 11 meetings in 1996.

      The Company's and the Bank's Strategic Planning Committees evaluate potential acquisitions and the Company's and the Bank's long range goals and oversee the planning process for officer and director strategic planning sessions. E. L. Spencer, Jr., Anne M. May and Linda D. Fucci are the members of these committees for both the Company and the Bank, each of which held one meeting in 1996.

      The Bank's Property Committee evaluates and oversees building projects and property acquisitions. J. E. Evans, William F. Ham, Jr., Anne M. May and E. L. Spencer, Jr. are members of this committee, which held two meetings in 1996.

      The Bank's Loan Committee is comprised of three or more non-employee Directors and the Bank's CEO. This committee has the authority to examine and approve loans and discounts, to exercise authority regarding loans and discounts, to ensure adherence to the Bank's loan policy. E. L. Spencer, Jr., C. Wayne Alderman, Winifred H. Boyd, J. E. Evans, William F. Ham, Jr. and Edward Lee Spencer, III are members of this committee, which held 12 regular and at least seven phone meetings in 1996.

      The Bank's Investment Committee has the authority to examine and approve investment transactions, to exercise authority regarding investment transactions, and to ensure adherence to Bank's Investment Policy. Terry Andrus, Curt B. Cope, and Emil F. Wright are members of this committee.

      Members of the Boards of Directors that are not Company or Bank executives are paid $300 for each Board meeting attended. For his services as such, the Chairman of the Company's and the Bank's Board of Directors is paid $600 for each Board meeting attended. In addition to Board meeting fees, members of the Loan and the Audit and Compliance Committees receive $900 per year for serving on each of these committees, and members of the Personnel and Salary Committee receive $75 per meeting held. Members of the Investment Committee receive $75 per meeting attended. The chairman of the Audit and Compliance Committee receives $1,800 per year, and the Chairman of the Personnel and Salary Committee received $300 during 1996. Total directors' fees and bonuses of $100,350 were paid during 1996.

Principal Stockholders

      The Auburn National Bancorporation, Inc. 401(k) and Employee Stock Ownership Plan (the "401(k) Plan") is the only stockholder, other than E. L. Spencer, Jr. and Emil F. Wright, Jr. (whose ownership is described above), that is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock. As of December 31, 1996, the 401(k) Plan beneficially owned 69,961 shares, 5.37% of the total outstanding shares of common stock.

Compliance with Section 16(a) of the Exchange Act

      The Company's officers, directors, and 10% stockholders are required to file reports under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

      The following table sets forth certain information regarding compensation paid or to be paid by the Company or the Bank during 1996, 1995, and 1994 to E.
L. Spencer, Jr., as the Company's Chief Executive Officer. No other executive officers' aggregate salaries and bonuses in 1996 exceeded $100,000. The Company has not granted any stock options or stock appreciation rights and has not made any payouts under any long-term incentive plan.

                                            Summary Compensation Table

                                                                                         Long-Term
                                                                                        Compensation
                                              Annual Compensation(1)                       Awards
                                            --------------------------                  ------------
                                                                                   Securities Underlying
       Name and                                                    Other Annual           Options/              All Other
  Principal Position        Year        Salary        Bonus        Compensation             SARs             Compensation (2)
  ------------------        ----        ------        -----        ------------    ---------------------     ----------------
E. L. Spencer, Jr.,         1996      $168,000      $30,000           $ --                 $ --                  $55,878
Chairman, CEO
and Director of the         1995       159,148       21,000             --                   --                   40,630
Company and the
Bank                        1994       155,148       21,000             --                   --                   42,235

------------------

(1) Excludes certain personal benefits, the total value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for Mr. Spencer.

(2) Includes premiums paid on split-dollar whole life insurance of $20,000, $20,000, and $20,000; Company contributions or other allocations to the Auburn National Bancorporation, Inc. 401(k) and Employee Stock Ownership Plan of $18,878, $9,530, and $9,335; and Board of Director and board committee fees of $17,000, $11,100, and $12,900, respectively, for the years 1996, 1995, and 1994. The Company purchased the split-dollar whole life insurance policy in 1990. The premiums are $20,000 each year for 20 years, of which $120,000 has been paid and $280,000 will be paid over the next 14 years. Upon the Chairman's death, the Company will receive a return of all premiums paid, and the Chairman's spouse will receive the remaining benefits in trust. If the policy is surrendered, the Company will receive the cash surrender value up to the amount of premiums paid.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Various Company directors, officers, and their affiliates, including corporations and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of, or had transactions with, the Company and/or the Bank. All such transactions were in the ordinary course of business with the Company and/or the Bank, including borrowings, all of which the Company believes were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company and the Bank expect to continue to have such transactions on similar terms with their directors, officers, and their affiliates and associates. The aggregate amount of loans outstanding by the Bank to directors, executive officers, and related parties of the Company or the Bank as of December 31, 1996 was approximately $7,427,000, which represented approximately 32.1% of the Company's consolidated stockholders' equity on that date.

      None of the directors of the Company serves as an executive officer of, or owns, or during 1996 or 1995 owned, of record or beneficially, in excess of 10% equity interest in any business or professional entity that made during 1996, 1995, or 1994, payments to the Company or the Bank for property or services in excess of $60,000.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

3. A. Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

        B. Bylaws of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

4. Instruments Defining the Rights of Security Holders (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

10.  Material Contracts

        A. Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

        B. Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

11.  Statement Regarding Computation of Per Share Earnings.

21. Subsidiaries of Registrant (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1996, 1995, and 1994

                    With Independent Auditors' Report Thereon

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Auburn National Bancorporation, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

January 17, 1997

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES



                           Consolidated Balance Sheets
                           December 31, 1996 and 1995



                      Assets                                        1996            1995
                      ------                                        ----            ----
Cash and due from banks (note l)                              $  15,427,715       8,175,545
Federal funds sold                                               11,745,000      10,575,000
                                                              -------------    ------------
              Cash and cash equivalents                          27,172,715      18,750,545
Interest-earning deposits with other banks                            6,354           7,110
Investment securities held to maturity (fair value
    of $19,091,036 and $26,084,159 for December 31, 1996
    and 1995, respectively) (notes 2 and 6)                      19,051,036      25,760,581

Investment securities available for sale (note 2)                44,026,979      30,773,639

Loans:
    Loans, less unearned income of $91,167 and
       $156,935 at December 31, 1996 and 1995, respectively     161,718,475     140,470,965
    Less allowance for loan losses                               (2,093,682)     (2,012,133)
                                                              -------------    ------------
              Loans, net (notes 3 and 6)                        159,624,793     138,458,832
Premises and equipment, net (note 4)                              3,447,099       3,626,943
Rental property, net                                              1,899,354       1,978,192
Other assets (note 7)                                             2,827,027       2,841,630
                                                              -------------    ------------
              Total assets                                    $ 258,055,357     222,197,472
                                                              =============    ============



                                                                     (Continued)


   See accompanying summary of signigicant accounting policies and notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES


                     Consolidated Balance Sheets, Continued
                           December 31, 1996 and 1995


       Liabilities and Stockholders' Equity                                     1996           1995
       ------------------------------------                                     ----           ----
Deposits:
    Noninterest bearing                                                   $  28,406,946      25,491,056
    Interest-bearing (note 5)                                               188,320,228     160,311,472
                                                                          -------------    ------------
              Total deposits                                                216,727,174     185,802,528

Securities sold under agreements to repurchase                                4,652,834       7,010,098
Other short-term borrowings (note 6)                                          1,203,130         472,195
Other borrowed funds (note 6)                                                10,908,338       6,029,138
Accrued expenses and other liabilities                                        1,367,149       1,443,905
Employee Stock Ownership Plan debt (note 8)                                     113,940         170,946
                                                                          -------------    ------------
              Total liabilities                                             234,972,565     200,928,810

Stockholders' equity (notes 11 and 12):
    Preferred stock of $.01 par value; authorized
       200,000 shares; issued shares - none                                        --              --

    Common stock of $.01 par value; authorized 2,500,000 shares; issued
       1,319,045 shares at December 31, 1996
       and 1995                                                                  13,190          13,190
    Surplus                                                                   3,691,099       3,685,488
  Retained earnings                                                          19,942,980      17,749,910
    Less:
       Unrealized gain (loss) on mutual funds and investment
          securities available for sale, net of taxes                          (146,528)         90,775
        Treasury stock, 15,974 shares and 5,820 shares
          at December 31, 1996 and 1995,
          respectively, at cost                                                (304,009)        (99,755)
       Employee Stock Ownership Plan debt                                      (113,940)       (170,946)
                                                                          -------------    ------------
              Total stockholders' equity                                     23,082,792      21,268,662
                                                                          -------------    ------------
 Commitments and contingencies (note 9)
              Total liabilities and stockholders' equity                  $ 258,055,357     222,197,472
                                                                          =============    ============


   See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES


                      Consolidated Statements of Earnings
                 Years Ended December 31, 1996, 1995 and 1994

                                                                               1996            1995           1994
                                                                               ----            ----           ----
    Interest income:
    Interest and fees on loans                                              $13,137,404     12,183,299      10,506,815
    Interest and dividends on investment securities held to maturity:
          Taxable                                                             1,455,910      2,172,396       2,200,345
          Tax-exempt                                                            104,492        135,223         170,430
                                                                            -----------     ----------     -----------
              Total interest and dividends on investment
                 securities held to maturity                                  1,560,402      2,307,619       2,370,775

    Interest and dividends on investment securities available for sale:

          Taxable                                                             2,690,009      1,473,954         676,687
          Tax-exempt                                                             15,464             --              --
                                                                            -----------     ----------     -----------
              Total interest and dividends on investment
                 securities available for sale                                2,705,473      1,473,954         676,687

    Interest on federal funds sold                                              337,452        345,069         101,822
    Interest on interest-earning deposits with other banks                        1,550          3,215           1,820
                                                                            -----------     ----------     -----------
              Total interest income                                          17,742,281     16,313,156      13,657,919
                                                                            -----------     ----------     -----------

Interest expense:
    Interest on deposits                                                      8,684,432      8,058,254       5,329,749
    Interest on federal funds purchased                                          11,040         15,635          54,441
    Interest on securities sold under agreements to
       repurchase                                                               413,650        133,979          68,480
    Interest on other borrowings                                                554,606        649,726         691,301
                                                                            -----------     ----------     -----------
              Total interest expense                                          9,663,728      8,857,594       6,143,971
                                                                            -----------     ----------     -----------
              Net interest income                                             8,078,553      7,455,562       7,513,948
Provision for loan losses (note 3)                                               80,102           --           171,600
                                                                            -----------     ----------     -----------
              Net interest income after provision for
                 loan losses                                                  7,998,451      7,455,562       7,342,348
                                                                            -----------     ----------     -----------

Noninterest income:
    Service charges on deposit accounts                                         801,124        734,522         805,327
    Investment securities gains (losses), net (note 2)                           26,478         37,237         (52,367)
    Other (note 13)                                                           1,439,417      1,371,380       1,099,898
                                                                            -----------     ----------     -----------
              Total noninterest income                                        2,267,019      2,143,139       1,852,858
                                                                            -----------     ----------     -----------

Noninterest expense:
    Salaries and benefits (note 8)                                            2,940,791      2,986,511       2,782,913
    Net occupancy expense                                                       816,653        723,916         613,003
    Other (note 13)                                                           2,249,867      2,708,243       2,582,943
                                                                            -----------     ----------     -----------
              Total noninterest expense                                       6,007,311      6,418,670       5,978,859
                                                                            -----------     ----------     -----------
Earnings before income taxes                                                  4,258,159      3,180,031       3,216,347
Income tax expense (note 7)                                                   1,504,805      1,088,797       1,114,257
                                                                            -----------     ----------     -----------
              Net earnings                                                  $ 2,753,354      2,091,234       2,102,090
                                                                            ===========     ==========     ===========
Earnings per share                                                          $      2.11           1.61            1.69
                                                                            ===========     ==========     ===========
Weighted average shares outstanding                                           1,304,742      1,301,372       1,245,845
                                                                            ===========     ==========     ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                                                                                            Net
                                                                                      unrealized gain
                                                                                     (loss) on mutual
                                                                                         funds and
                                                                                       investment     Employee
                                                                                        securities      Stock
                                                       Common                Retained   available     Ownership  Treasury
                                              Shares    stock     Surplus    earnings    for sale     plan debt   stock    Total
                                              ------   ------     -------    -------- --------------- ---------  --------   -----
Balance at December 31, 1998                1,250,000 $12,500    2,452,088  14,493,771   (65,049)     (284,959)  (13,893) 16,594,458
Net earnings                                       -       -            -    2,102,090        -             -         -    2,102,090
Effect of adoption of FASB Statement
 No. 115, Accounting for Certain
 Investments in Debt and Equity
 Securities                                        -       -            -           -     39,000            -         -      39,000
Cash dividends paid ($0.38 per share)              -       -            -     (467,516)       -             -         -    (467,516)
Change in net unrealized gain (loss)
 on mutual funds and investment
 securities available for sale                     -       -            -           -   (322,614)           -         -    (322,614)
Payment of Employee Stock Ownership
 Plan debt                                         -       -            -           -         -         57,006        -      57,006
Purchase of treasury stock
 (5,018 shares)                                    -       -            -           -         -             -   (81,593)    (81,593)
Sale of treasury stock (1,264 shares)              -       -           361          -         -             -    20,492      20,853
                                           ---------- -------   ----------  ---------- --------      ---------  -------  ----------
Balance at December 31, 1994                1,250,000  12,500    2,452,449  16,128,345 (348,663)      (227,953) (74,994) 17,941,684

Issuance of common stock (69,045 shares)       69,045     690    1,233,729          -        -              -         -    1,233,729
Net earnings                                       _       _            _    2,091,234       _              _         _    2,091,234
Cash dividends paid ($0.36 per share)              _       _            _     (469,669)      _              _         _    (469,669)
Change in net unrealized gain (loss)
 on mutual funds and investment securities
 available for sale                                _       _            _           _   439,438             _         _     439,438
Payment of Employee Stock Ownership Plan
 debt                                              _       _            _           _        _          57,007        _      57,007
Purchase of treasury stock (1,202 shares)          _       _            _           _        _             _    (24,761)    (24,761)
                                           ---------- -------   ----------  ---------- --------      ---------  -------  ----------
Balance at December 31, 1995                1,319,045  13,190    3,685,488  17,749,910   90,775       (170,946) (99,755) 21,268,662
Net earnings                                       _       _            _    2,753,354       _              _        _    2,753,354
Cash dividends paid ($0.43 per share)              _       _            _     (560,284)      _              _        _     (560,284)
Change in net unrealized gain (loss) on
  mutual funds and investment securities
  available for sale                               _       _            _           _  (237,303)            _        _     (237,303)
Payment of Employee Stock Ownership
 Plan debt                                         _       _            _           _        _          57,006       _       57,006
Sale of treasury stock (1,111 shares)              _       _         5,611          _        _              _    16,887      22,498
Purchase of treasury stock (11,265 shares)         _       _            _           _        _              _  (221,141)   (221,141)
                                           ---------- -------   ----------  ---------- --------      ---------  -------  ----------
Balance at December 31, 1996                1,319,045 $13,190    3,691,099  19,942,980 (146,528)     (113,940) (304,009) 23,082,792
                                           ---------- -------   ----------  ---------- --------      ---------  -------  ----------



See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1996, 1995 and 1994

                                                                   1996             1995             1994
                                                                   ----             ----             ----
Cash flows from operating activities:
Net earnings                                                  $  2,753,354        2,091,234        2,102,090
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                               519,063          435,302          853,723
       Net amortization (accretion) of investment
          premiums (discounts)                                      46,623          104,234          (14,902)
       Provision for loan losses                                    80,102               --          171,600
       Loans originated for resale                             (13,730,694)     (10,391,523)      (7,089,476)
       Proceeds from sale of loans originated for resale        12,480,598        9,938,200        6,729,090
       Gain on sale of credit card loan portfolio                       --         (125,269)            --
       Loss on sale of premises and equipment                           --          178,216           12,586
       Loss on disposal of rental property                              --            6,045             --
       Gain on sale of investment securities                       (26,478)         (37,237)          (2,633)
       Other than temporary decline in market value
          of investment securities available for sale                   --               --           55,000
       (Gain) loss on sale of other real estate                         --          (39,993)          25,425
       Increase in interest receivable                            (241,612)         (72,926)        (119,844)
       Writedown on lease with bargain purchase
          option                                                        --           10,000          100,000
       (Increase) decrease in other assets                         388,073         (450,498)        (391,702)
       Increase (decrease) in interest payable                     (94,652)         239,913          276,624
       (Decrease) increase in accrued expenses
          and other liabilities                                     17,896          (50,775)         (36,148)
                                                               -----------       ----------      -----------
               Net cash provided by operating activities         2,192,273        1,834,923        2,671,433
                                                               -----------       ----------      -----------
Cash flows from investing activities:
    Proceeds from sales of investment securities
       available for sale                                        3,871,059          498,750               --
    Proceeds from maturities/calls/paydowns of
       investment securities held to maturity                    6,668,991       10,923,422        7,703,980
    Purchases of investment securities held to maturity            (17,800)        (500,000)     (12,015,698)
    Proceeds from maturities/calls/paydowns of
       investment securities available for sale                 16,102,270        6,143,749        6,715,317
    Purchases of investment securities available for sale      (33,557,621)     (24,848,140)      (6,363,091)
    Proceeds from sale of credit card loan portfolio                    --        1,008,468               --
    Proceeds from sale of student loan portfolio                        --        6,863,214               --
    Other net increase in loans                                (20,078,467)      (7,012,292)     (15,819,917)
    Purchases of premises and equipment                           (224,636)      (1,896,232)        (301,558)
    Proceeds from sale of other real estate                         82,500          680,595           31,800
    Proceeds from sales of premises and equipment                       --              375           11,959
    Additions to rental property                                   (35,745)         (68,388)          (4,155)
    Purchase of property included as other real estate                  --               --            3,100
    Proceeds from lease of other real estate                            --            4,584               --
    Net (increase) decrease in interest-bearing deposits
        with other banks                                               756             (408)           1,649
                                                               -----------       ----------      -----------
              Net cash used in investing activities            (27,188,693)      (8,202,303)     (20,036,614)
                                                               -----------       ----------      -----------

                                                                     (Continued)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

               Consolidated Statements of Cash Flows, Continued
                 Years Ended December 31, 1996, 1995 and 1994

                                                                            1996             1995             1994
                                                                            ----             ----             ----
Cash flows from financing activities:
    Net increase (decrease) in noninterest bearing deposits               2,915,890       (1,180,109)       3,771,377
    Net increase in interest-bearing deposits                            28,008,756       21,933,364       10,452,658
    Net increase (decrease) in securities sold under agreements
       to repurchase                                                     (2,357,264)       2,389,538        1,248,086
    Borrowings from FHLB                                                  5,000,000               --       10,000,000
    Repayments to FHLB                                                     (100,000)     (11,600,000)        (100,000)
    Repayments of other borrowed funds                                      (20,800)         (18,493)         (19,230)
    Net increase (decrease) in other short-term borrowings                  730,935         (261,076)        (832,952)
    Proceeds from issuance of common stock                                       --        1,233,729               --
    Proceeds from sale of treasury stock                                     22,498               --           20,853
    Purchase of treasury stock                                             (221,141)         (24,761)         (81,593)
    Dividends paid                                                         (560,284)        (469,669)        (467,516)
                                                                        -----------      -----------      -----------
              Net cash provided by financing activities                  33,418,590       12,002,523       23,991,683

Net increase in cash and cash equivalents                                 8,422,170        5,635,143        6,626,502
Cash and cash equivalents at beginning of year                           18,750,545       13,115,402        6,488,900
                                                                        -----------      -----------      -----------
Cash and cash equivalents at end of year                               $ 27,172,715       18,750,545       13,115,402
                                                                        ===========      ===========      ===========
Supplemental information on cash payments:
    Interest paid $                                                       9,758,380        8,617,681        5,867,347
                                                                        ===========      ===========      ===========
    Income taxes paid                                                  $  1,239,739        1,147,122          996,310
                                                                        ===========      ===========      ===========
Supplemental information on noncash transactions:
    Loans transferred to other real estate                             $     82,500           23,000          405,000
                                                                        ===========      ===========      ===========
    Loans to facilitate the sale of other real estate                  $         --          534,186               --
                                                                        ===========      ===========      ===========
    Securities transferred from held-to-maturity to
       available-for-sale                                              $         --               --       12,790,451
                                                                        ===========      ===========      ===========

    Change in unrealized gain (loss) on investment
      securities available for sale, net of change in deferred tax     $   (237,303)         439,438         (322,614)
                                                                        ===========      ===========      ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements



                        December 31, 1996, 1995 and 1994

Summary of Significant Accounting Policies
------------------------------------------

Business
--------

Auburn National Bancorporation, Inc. (the Company) provides a full range of banking services to individual and corporate customers in Lee County, Alabama through its subsidiary, AuburnBank (the Bank). The Company is subject to competition from other financial institutions. The Company is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The bank holding company was reincorporated in July 1994 from Alabama to Delaware to take advantage of certain provisions of Delaware law, but made no material change in the business, management, or financial condition of the Company.

Basis of Financial Statement Presentation
-----------------------------------------

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed real estate owned, management obtains independent appraisals for significant properties.

The Company's real estate loans are secured by real estate located principally in Lee County, Alabama and surrounding areas. In addition, the foreclosed real estate owned by the Company is located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area.

Management believes that the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

The accounting policies followed by the Company and its subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practice within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries, AuburnBank and ANB Systems, Inc. All significant intercompany accounts and transactions have been eliminated.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements

Cash Equivalents
----------------

Cash equivalents include amounts due from banks and federal funds sold. Federal funds are generally sold for one-day periods.

Investment Securities
---------------------

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) which requires that investment securities be held in one of three portfolios: (i) trading account securities, (ii) held-to-maturity securities, and (iii) securities available for sale. Trading account securities are to be stated at market value. The Company does not have trading account securities. Investment securities held to maturity are stated at cost adjusted for amortization of premiums and accretion of discounts. With regard to investment securities held to maturity, management has the intent and ability to hold such securities until maturity. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders' equity, net of tax effects, until realized. Once realized, gains and losses on investment securities available for sale are reflected as adjustments to current period earnings. Additionally, SFAS 115 specifies accounting principles in regard to transfers among the three portfolios and the conditions that would permit such transfers. Investment securities available for sale are classified as such due to the fact that management may decide to sell certain securities prior to maturity for liquidity, tax planning, or other valid business purposes. The adoption of SFAS 115 resulted in an addition of $39,000 to stockholders' equity at January 1, 1994, representing the tax-effected unrealized gains on the Company's investment securities available for sale of $101,000 and a tax-effected unrealized loss of $62,000 on mutual funds. With the adoption of SFAS 115, the Company transferred primarily its U.S. Treasury, U.S. Agency and CMO securities, totaling approximately $12,790,000, to the available for sale portfolio at January 1, 1994.

Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security. Gains and losses from the sale of investment securities are computed under the specific identification method.

The Company uses interest rate swaps, caps, and floors as part of its overall interest rate risk management. Any gains and losses arising from the use of interest rate contracts are deferred and amortized over the lives of the underlying assets or liabilities as an adjustment to interest income or expense. Interest income or expense related to interest rate swaps, caps, and floors is recorded over the life of the agreement as an adjustment to interest income or expense. Interest rates on variable rate derivative products held by the Bank are derived from the Telerate USD-LIBOR rate and the USD CP-HP.15.

Loans
-----

Loans are stated at principal amounts outstanding, net of unearned income. Interest on fixed rate precomputed installment loans is credited to income based on a method which approximates the level-yield method. Interest on all other loans is credited to income on the simple interest method.

It is the general policy of the Bank to discontinue the accrual of interest when principal or interest payments become more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Income on such loans is then recognized only to the extent that cash

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements

Loans, Continued
----------------

is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures, on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

When a loan is considered impaired, cash receipts are applied under the contractual terms of the loan agreement, first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has not been recognized. Any further cash receipts are recorded as recoveries of any amount previously charged off.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For those accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

Allowance for Loan Losses
-------------------------

The amount of provision for loan losses charged to earnings is based on actual loss experience and management's evaluation of the loan portfolio under current economic conditions. In addition, loans are examined for credit quality, documentation and financial information annually by a qualified non-employee loan review examiner. Such provisions, adjusted for loan charge-offs and recoveries, comprise the allowance for loan losses.

Loans are charged against the allowance when management determines such loans to be uncollectible. Subsequent recoveries are credited to the allowance.

Premises and Equipment
----------------------

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on both the double-declining balance and straight-line methods for buildings and principally on a straight-line method for furniture, fixtures, and equipment over the estimated useful lives of the assets, which range from 3 to 39 years.

Rental Property
---------------

Rental property consists of land, buildings, and furniture, fixtures, and equipment which are rented to the Bank and the general public. Rental property is stated at cost less accumulated depreciation. Depreciation is computed on both the double-declining balance and straight-line methods for buildings and principally on a straight-line method for furniture, fixtures, and equipment over the estimated useful lives of the assets.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements

Other Real Estate
-----------------

Real estate acquired through foreclosure or in lieu of foreclosure is carried at the lower of cost or fair value, adjusted for estimated selling costs. Any write-down at the time of foreclosure is charged to the allowance for loan losses. Subsequent declines in fair value below acquisition cost and gains or losses on the sale of these properties are credited or charged to earnings.

Income Taxes
------------

Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company files its federal income tax returns on a consolidated basis.

Earnings per Share
------------------

Earnings per share is determined by net earnings divided by the number of weighted average shares outstanding. The Company reserved 75,000 shares of common stock in May of 1994 for issuance under stock option plans. Since no options have been granted as of December 31, 1996, no common stock equivalents have been included in the computation of earnings per share.

Accounting Pronouncements
-------------------------

Effective January 1, 1996, the Company adpoted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65 (SFAS 122). SFAS 122 requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. SFAS 122 also requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The recognition criteria under SFAS 122 has not had a material impact on the consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans of SFAS 123 or continue to account for such plans under the current accounting standards of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Entities electing to remain with the present accounting standards must make pro-forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied. Upon the granting of any stock options, the Company plans to account for employee stock options using the accounting standards of APB Opinion No. 25 and include the required disclosures in the financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements

(1)    Cash and Due from Banks
       -----------------------

       The Bank is required to maintain certain daily cash reserve balances in accordance with Federal Reserve Board requirements. The amounts of those required balances as of December 31, 1996 and 1995 were approximately $1,117,000 and $1,149,000, respectively.

(2)    Investment Securities
       ---------------------

       The amortized cost and approximate fair value of investment securities at December 31, 1996, were as follows:

                                                                            Gross          Gross       Approximate
                                                             Amortized   unrealized     unrealized        fair
                                                               cost         gains         losses          value
                                                               ----         -----         ------          -----
       Investment securities held to maturity:
           U.S. government agencies
                excluding mortgage-
                backed securities                       $     2,027,883      16,177            --       2,044,060
            State and political
                subdivisions                                  1,469,847      50,776            --       1,520,623
            Mortgage-backed securities                       13,662,962      86,246       141,014      13,608,194
            Collateralized mortgage
                obligations                                     535,093         219            --         535,312
            Corporate bonds                                     207,294         985            --         208,279
            Other securities                                  1,147,957      26,635            24       1,174,568
                                                           ------------   ---------    ----------    ------------
                                                        $    19,051,036     181,038       141,038      19,091,036
                                                           ============   =========    ==========    ============

                                                                            Gross          Gross       Approximate
                                                             Amortized   unrealized     unrealized        fair
                                                              cost         gains         losses          value
                                                              ----         -----         ------          -----
       Investment securities available for sale:
            U.S. government agencies
                excluding mortgage-
                backed securities                       $    18,013,005      20,805       160,980      17,872,830
            Mortgage-backed securities                          364,647          --         1,556         363,091
            Collateralized mortgage
                obligations                                  24,906,147     104,037       155,224      24,854,960
            Mutual funds                                        478,211          --        31,708         446,503
            State and political subdivisions                    480,000       9,595            --         489,595
                                                           ------------   ---------    ----------    ------------
                                                        $    44,242,010     134,437       349,468      44,026,979
                                                           ============   =========    ==========    ============

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements

(2)    Investment Securities, Continued
       --------------------------------

       The amortized cost and approximate fair value of investment securities other than stock in the Federal Home Loan Bank of Atlanta (FHLB) and other equity securities at December 31, 1996, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                                     Approximate
                                                                        Amortized       fair
                                                                          cost          value
                                                                          ----          -----
       Investment securities held to maturity:

            Due in one year or less                                 $   2,072,883     2,089,770
            Due after one year through five years                         547,294       564,143
            Due after five years through ten years                        455,000       450,488
            Due after ten years                                           629,847       668,561
                                                                     ------------  ------------
                Subtotal                                                3,705,024     3,772,962

            Mortgage-backed securities                                 13,662,962    13,608,194
            Collateralized mortgage obligations                           535,093       535,312
                                                                     ------------  ------------
                Total                                               $  17,903,079    17,916,468
                                                                     ============  ============

                                                                                     Approximate
                                                                        Amortized       fair
                                                                          cost          value
                                                                          ----          -----
       Investment securities available for sale:

            Due in one year or less                                 $          --            --
            Due after one year through five years                       9,011,366     8,932,200
            Due after five years through ten years                      4,231,639     4,227,566
            Due after ten years                                         5,250,000     5,202,659
                                                                     ------------  ------------
                Subtotal                                               18,493,005    18,362,425

            Mortgage-backed securities                                    364,647       363,091
            Collateralized mortgage obligations                        24,906,147    24,854,960
            Mutual funds                                                  478,211       446,503
                                                                     ------------  ------------
                Total                                               $  44,242,010    44,026,979
                                                                     ============  ============

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements

(2) Investment Securities, Continued
    --------------------------------

       The amortized cost and approximate fair value of investment securities at December 31, 1995, were as follows:

                                                                            Gross          Gross       Approximate
                                                            Amortized    unrealized     unrealized        fair
                                                              cost          gains         losses          value
                                                              ----          -----         ------          -----
       Investment securities held to maturity:
            U.S. government agencies
                excluding mortgage-
                backed securities                         $ 2,053,708      15,412            --         2,069,120
            State and political
                subdivisions                                1,789,781      74,668            --         1,864,449
            Mortgage-backed securities                     18,887,364     267,270        49,403        19,105,231
            Collateralized mortgage
                obligations                                   998,141         506            --           998,647
            Corporate bonds                                   899,030       9,477            --           908,507
            Other securities                                1,132,557       5,648            --         1,138,205
                                                         ------------   ---------      --------      ------------
                                                         $ 25,760,581     372,981        49,403        26,084,159
                                                         ============   =========      ========      ============

                                                                           Gross          Gross        Approximate
                                                            Amortized   unrealized     unrealized         fair
                                                              cost         gains         losses           value
                                                              ----         -----         ------           -----
       Investment securities available for sale:

            U.S. treasury                                 $ 1,001,496      14,754            --         1,016,250
            U.S. government agencies
                excluding mortgage-
                backed securities                          14,962,778     119,832            --        15,082,610
            Mortgage-backed securities                      2,140,899      14,465            --         2,155,364
            Collateralized mortgage
                obligations                                12,036,124     136,114       110,074        12,062,164
            Mutual funds                                      478,212          --        20,961           457,251
                                                         ------------   ---------     ---------      ------------
                                                          $30,619,509     285,165       131,035        30,773,639
                                                         ============   =========     =========      ============

       Included in other securities held to maturity is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost in the above summaries. The investment in the stock is required of every member of the FHLB system and is included in investment securities held to maturity due to this requirement and the lack of a ready market. The investment in the stock was $859,200 and $843,900 at December 31, 1996 and 1995, respectively.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements



(2)    Investment Securities, Continued
       --------------------------------

       There were no sales of investment securities held to maturity during any of the years in the three-year period ended December 31, 1996. Proceeds from sales of investment securities available for sale were $3,871,059 and $498,750 for the years ended December 31, 1996 and 1995, respectively. There were no sales of investment securities available for sale during the year ended December 31, 1994. Gross gains of $19,083 and $22,989 were realized on those sales for the years ended December 31, 1996 and 1995, respectively. Gross gains of $14,248 and $2,633 were realized on calls of investment securities during the years ended December 31, 1995 and 1994, respectively.

       Investment securities with carrying value of $52,721,095 and $31,009,884 at December 31, 1996 and 1995, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

       The Company maintains a diversified investment portfolio, including held-to-maturity and available-for-sale securities, with limited concentration in any given region, industry, or economic characteristic. Investments in municipal governments are made throughout the U.S. with no concentration in any given state.

(3)    Loans
       -----

       At December 31, 1996 and 1995, the composition of the loan portfolio was as follows:

                                                                          1996             1995
                                                                          ----             ----
       Commercial, financial and agricultural                     $     39,212,438      35,799,798
       Real estate - construction:
            Commercial                                                   3,572,030         945,284
            Residential                                                  3,068,125       2,323,196
       Real estate - mortgage:
            Commercial                                                  42,827,126      33,592,453
            Residential                                                 58,529,443      54,384,370
       Consumer installment                                             14,600,480      13,582,799
                                                                     -------------   -------------
                Total loans                                            161,809,642     140,627,900
       Less:
            Unearned income                                                (91,167)       (156,935)
            Allowance for loan losses                                   (2,093,682)     (2,012,133)
                                                                     -------------   -------------
                Loans, net                                        $    159,624,793     138,458,832
                                                                     =============   =============

       During 1995, the Company sold its credit card loan and student loan portfolios totaling $933,767 and $6,863,214, respectively. The portfolios were sold on a whole-loan basis for total proceeds of $1,008,468 and $6,863,214, respectively. In conjunction with the sale of its credit card portfolio in 1995, the Bank reversed the portion, totaling $50,568, of the allowance for loan losses that had been maintained to absorb losses on credit card lines. A total of $125,269 was realized on the sale of the credit card loan portfolio while the student loan portfolio was sold for its book value.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




(3)    Loans, Continued
       ----------------

       During 1996 and 1995, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December_31, 1996 and 1995 amounted to $7,426,728 and $5,404,101, respectively. The change from 1995 to 1996 reflects payments of $2,365,656 and advances of $4,388,283. In management's opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

       A summary of the transactions in the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994 is as follows:

                                                                 1996               1995           1994
                                                                 ----               ----           ----
       Balance at beginning of year                          $  2,012,133        2,099,599        2,263,886
       Provision charged to earnings                               80,102               --          171,600
       Loan recoveries                                            174,050          119,521          101,239
       Loans charged off                                         (172,603)        (156,419)        (437,126)
       Reversal of credit card allowance                               --          (50,568)              --
                                                              -----------      -----------      -----------
       Balance at end of year                                $  2,093,682        2,012,133        2,099,599
                                                              ===========      ===========      ===========

       In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS 114, Accounting by Creditors for Impairment of a Loan. SFAS 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in 1995. In October 1994, the FASB issued SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, which amends the requirements of SFAS 114 regarding interest income recognition and related disclosure requirements. Initial adoption of SFAS 114 and SFAS 118 must be reflected prospectively. The Company adopted SFAS 114 and SFAS 118 on January 1, 1995 and the impact to the consolidated financial statements was not material. At December 31, 1996 and 1995, pursuant to the definition within SFAS 114, the Company had $620,438 and $855,503, respectively, of impaired loans. Impaired loans at December 31, 1996 include loans of $84,248 that had a related valuation allowance of $64,205. Impaired loans at December 31, 1995 included loans of $91,381 with a valuation allowance of $74,103.

       For the years ended December 31, 1996 and 1995, the average recorded investment in the impaired loans was $655,907 and $1,521,355, respectively. The related amount of interest income recognized during 1996 and 1995 amounted to $54,258 and $87,525 respectively.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




(3)    Loans, Continued
       ----------------

       Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $219,000 and $206,000 at December 31, 1996 and 1995, respectively. Nonaccrual loans were $107,033 and $73,000 at December 31, 1996 and 1995, respectively. If these loans had been current throughout their terms, interest income would have increased by $6,343, $3,760, and $2,100 for the years ended December 31, 1996, 1995, and 1994, respectively.

       The Company's loan servicing portfolio consisted of 730 loans with an outstanding balance of $53,774,538, 691 loans with an outstanding balance of $50,630,296, and 740 loans with an outstanding balance of $55,515,426, as of December 31, 1996, 1995, and 1994, respectively.

(4)    Premises and Equipment
       ----------------------

       Premises and equipment at December 31, 1996 and 1995 are summarized as follows:

                                                                                          1996            1995
                                                                                          ----            ----
       Land                                                                          $    407,747        407,747
       Building                                                                         2,714,002      2,691,680
       Furniture, fixtures and equipment                                                3,549,204      3,362,253
                                                                                       ----------    -----------
            Total premises and equipment                                                6,670,953      6,461,680
       Less accumulated depreciation                                                   (3,223,854)    (2,834,737)
                                                                                       ----------     ----------
                                                                                     $  3,447,099      3,626,943
                                                                                       ==========    ===========

(5)    Interest-Bearing Deposits
       -------------------------

       At December 31, 1996 and 1995, the composition of interest-bearing deposits was as follows:

                                                                                          1996           1995
                                                                                          ----           ----
       NOW, Super NOW and Automatic Transfer Service                                 $ 20,089,382       23,219,950
       Money market                                                                    42,656,180       25,642,964
       Savings                                                                         10,257,485       10,295,349
       Certificates of deposit under $100,000                                          74,476,181       77,401,422
       Certificates of deposit and other time deposits

         of $100,000 and over                                                          40,841,000       23,751,787
                                                                                     ------------   --------------
                                                                                     $188,320,228      160,311,472
                                                                                     ============   ==============


       Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $1,592,000, $1,516,000, and $922,000 in 1996, 1995, and 1994, respectively.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




(6)    Other Short-term Borrowings and Other Borrowed Funds
       ----------------------------------------------------

       Other short-term borrowings and other borrowed funds at December 31, 1996 and 1995 consisted of the following:


                                         Maturity date          Interest rate                1996        1995
                                         -------------          -------------                ----        ----
       Short-term borrowings:
          Treasury tax and
             loan (note option)        Demand                       5.20%              $   1,203,130        472,195
                                                                                        ------------    -----------
                                                                                       $   1,203,130        472,195
                                                                                        ============    ===========
       Other borrowed funds:
          Federal Home Loan
             Bank borrowings           March 2003                   5.79%              $     625,000        725,000
                                       January 2001                 5.87%                  5,000,000      5,000,000
                                       May 1998                     5.63%                  5,000,000
          Small business
             administration debt       June 2004                    3.00%                     32,180         36,857
                                       June 2004                    5.08%                    251,158        267,281
                                                                                        ------------    -----------
                                                                                       $  10,908,338      6,029,138
                                                                                        ============    ===========


       The Bank has a $25,000,000 available line of credit from the FHLB which is reviewed annually by the FHLB. The above advances are against this line of credit. Interest expense on FHLB advances was $498,705, $577,847, and $637,390 in 1996, 1995, and 1994, respectively. The interest rate on the Federal Home Loan Bank borrowing that matures in May 1998 is a variable rate. Other borrowings have fixed interest rates. The advances and line of credit are collateralized by the Bank's investment in the stock of the FHLB and all first-mortgage residential loans, which are sufficient to draw the full line of credit.

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements

(7)    Income Tax Expense
       ------------------

       Total income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994 was allocated as follows:

                                                                               1996          1995         1994
                                                                               ----          ----         ----
       Income from continuing operations                                 $  1,504,805     1,088,797      1,114,257
                                                                          ===========   ===========    ===========
       Stockholders' equity, for unrealized gains (losses)
         on investment securities available-for-sale                     $   (131,858)      235,421       (172,066)
                                                                          ===========   ===========    ===========

       For the years ended December 31, 1996, 1995, and 1994 the components of income tax expense were as follows:

                                                                               1996          1995         1994
                                                                               ----          ----         ----
       Current income tax expense:
         Federal                                                         $  1,314,952     1,045,510      1,023,540
         State                                                                134,622        71,000        100,239
                                                                          -----------   -----------    -----------
            Total                                                           1,449,574     1,116,510      1,123,779
                                                                          -----------   -----------    -----------
       Deferred income tax expense (benefit):
         Federal                                                               45,912       (19,004)        (5,522)
         State                                                                  9,319        (8,709)        (4,000)
                                                                          -----------   -----------    -----------
            Total                                                              55,231       (27,713)        (9,522)
                                                                          -----------   -----------    -----------
                                                                         $  1,504,805     1,088,797      1,114,257
                                                                          ===========   ===========    ===========

       Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings for the following reasons:

                                                                              1996          1995          1994
                                                                              ----          ----          ----
       Income tax expense at statutory rate                              $  1,447,774     1,081,211      1,093,558
       Increase (decrease) resulting from:
         Tax-exempt interest                                                  (59,513)      (69,680)       (90,698)
         State income tax expense net
            of federal income tax benefit                                      98,339        56,507         63,550
         Decrease in valuation allowance
            for deferred tax assets                                                --       (12,640)            --
         Other                                                                 18,205        33,399         47,847
                                                                             --------     ---------     ----------
                                                                         $  1,504,805     1,088,797      1,114,257
                                                                            =========     =========      =========

                                                                 (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements


(7)    Income Tax Expense, Continued
       -----------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                                  1996           1995
                                                                                                  ----           ----
       Deferred tax assets:
         Loans, principally due to allowance for loans losses                                     $619,899       584,515
         Principal amortization for leases being depreciated for tax                                67,236        62,020
         Capital loss carryforward                                                                      --        30,006
         Unrealized loss on investment securities available for sale                                68,503           --
         Other                                                                                      17,840        20,810
                                                                                                  --------    ----------
            Total gross deferred tax assets before valuation allowance                             773,478       697,351
            Less valuation allowance                                                                    --       (30,006)
                                                                                                  --------    ----------
            Total deferred tax assets                                                              773,478       667,345

       Deferred tax liabilities:
         Accrued dividend income                                                                    27,500            --
         Investment securities held to maturity and available
            for sale, principally due to differences in carrying
            at market value                                                                         24,646            --
         Premises and equipment, principally due
            to differences in depreciation                                                         294,085       285,705
         Investments, principally due to discount accretion                                         96,403        61,307
         FHLB stock dividend                                                                        21,068        21,206
         Prepaid expenses                                                                           61,112        67,441
         Loans, principally due to differences in deferred loan fees                                30,257        25,918
         Unrealized gain on investment securities available for sale                                    --        63,355
         Other                                                                                         275           908
                                                                                                  --------     ---------
                Total deferred tax liabilities                                                     555,346       525,840
                                                                                                  --------     ---------
                Net deferred tax asset                                                            $218,132       141,505
                                                                                                  ========     =========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, giving consideration to the valuation allowance recorded.

                                                             (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements

(8)    Retirement Plans
       ----------------

       The Bank sponsored two retirement plans, the Auburn National Bancorporation, Inc. Employee Incentive Plan and the Auburn National Bancorporation, Inc. Employee Stock Ownership Plan (ESOP). In January 1994, the two plans were merged into one plan, Auburn National Bancorporation, Inc. 401(k) and Employee Stock Ownership Plan. The plan covers substantially all employees. Participants become 20 percent vested in their accounts after two years of service and 100 percent vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plans amounted to $121,076, $122,862, and $98,177 in 1996, 1995, and 1994, respectively.

       During 1989, the ESOP borrowed $570,062 from an unrelated financial institution to purchase 6,306 shares of common stock of the Company. The remaining unallocated common stock acquired by the ESOP collateralizes the loan. The note is payable in annual principal installments of $57,006 and quarterly interest payments until December 31, 1998. The note bears interest at 82 percent of the lender's prime rate and is guaranteed by the Company.

(9)    Off-Balance-Sheet Risk and Contingent Liabilities
       -------------------------------------------------

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and standby letters of credit and financial guarantees. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

       The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       The financial instruments whose contract amounts represent credit risk as of December_31, 1996 are as follows:

       Commitments to extend credit                         $   6,862,000
       Standby letters of credit                            $     936,000

       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

       Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

                                                                  (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARIES

                 Summary of Significant Accounting Policies and

                   Notes to Consolidated Financial Statements


(9)   Off-Balance-Sheet Risk and Contingent Liabilities, Continued
      ------------------------------------------------------------

The Bank enters into interest rate protection contracts to help manage the Bank's interest rate exposure. These contracts include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with the movements in interest rates. Notional principal amounts often are used to express the volume of these transactions, however, the amounts potentially subject to credit risk are much smaller. The notional principal amount related to these contracts was $27,000,000 at December 31, 1996. The Company estimates its credit exposure on the purchased swaps, caps, and floors to be approximately $138,000 at December 31, 1996. The current credit exposure of derivatives is represented by the fair value of contracts with a positive fair value at the reporting date. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank's overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Although none of the interest rate protection agreements are traded on any organized exchange, the Company believes that an active secondary market exists for such contracts.

In February 1995, the Bank entered into two interest rate floors with respect to $20,000,000 in variable rate loans. These agreements allow the Bank to receive interest payments based on three month LIBOR should the floor rate fall below 5.00 percent and 6.00 percent, respectively. The agreements required the Bank to pay a fixed amount of $26,000 and $76,500, respectively, upon consummation of the agreements. The purpose of these contracts was to reduce interest rate exposure to variable assets in a low interest rate environment. In 1992, the Bank purchased an interest rate cap with a strike price of 6.00 percent to sustain the yield of a U.S. government agency inverse floater security held as an investment that matures in 1997. This nonamortizing inverse floater is not considered high risk, and the downside yield exposure is limited by the purchase of the cap.

      In June 1996, the Bank entered into an interest rate swap with respect to $5,000,000 in two-year 6 percent certificates of deposit. This agreement allows the Bank to receive fixed interest payments at 6.37 percent per annum and to pay a variable rate equal to three months LIBOR. The purpose of this contract was to reduce the Bank's effective cost of funds to better match the costs of funding variable rate loans. The Bank has secured this interest rate swap with approximately $500,000 in principal amount of mortgage-backed securities.

                                                                 (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




(9)    Off-Balance-Sheet Risk and Contingent Liabilities, Continued
       ------------------------------------------------------------

       The following table summarizes information on interest rate swaps, caps, and floors at December 31, 1996:

                                                INTEREST RATE PROTECTION CONTRACTS

                                                                                                                        Weighted
                                                                 Thousands                              Weighted         average
                                                    ---------------------------------------------     average rate      repricing
                                                     Notional          Carrying        Estimated    -----------------   frequency
                                                      amount            value         fair value    received     paid    (years)
                                                    ---------         ---------     -------------   --------     ----   ---------
        December 31, 1996
        -----------------

        Swaps:
          Receive fixed:
          Over one year through
              two years                             $ 5,000               --              27         6.37%      5.61%     0.25

    Caps and floors:
        Purchased:
          One year or less                            2,000               28               3                              0.00
          Over two years through
              five years                             10,000               16              40                              0.25
          Over two years through
              five years                             10,000               48             135        6.00%       5.87%     0.25
                                                  ---------             ----            ----
                                                  $  27,000               92             205
                                                  =========             ====            ====


          The weighted average rates received/paid are shown only for swaps, caps, and floors for which net interest amounts were receivable or payable at the end of each period. For caps and floors when the index rate has not been reached, no rate is shown. Interest rates on variable rate derivative products held by the Bank are derived from the 3-months USD-LIBOR-BBA ("British Bankers Association") rate and the USD CP-HP.15.

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings will not have a material adverse effect upon the financial position or results of operations of the Company.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




(10)   Fair Value of Financial Instruments
       -----------------------------------

Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

       (a)     Cash, Cash Equivalents, and Interest Bearing Deposits with Other
_______        ----------------------------------------------------------------
               Banks
               -----

               Fair value equals the carrying value of such assets.

       (b)     Investment Securities
_______        ---------------------

               The fair value of investment securities is based on quoted market prices.

       (c)     Loans
_______        -----

               The fair value of loans is calculated using discounted cash flows and excludes lease financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

       (d)     Off-Balance-Sheet Instruments
_______        -----------------------------

               Fair value of interest rate swaps, financial futures, and interest rate caps and floors is based on quoted market prices. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the creditworthiness of the counterparties.

       (e)     Deposits
_______        --------

               As required by SFAS 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, savings and money market deposit accounts, is equal to the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




(10)   Fair Value of Financial Instruments, Continued
       ----------------------------------------------

       (f)     Short-term Borrowings
_______        ---------------------

               The fair value of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximates their carrying value.

       (g)     Long-term Borrowings
               --------------------

               The fair value of the Company's fixed rate long-term debt is estimated using discounted cash flows based on estimated current market rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate long-term debt approximates its fair value.

       The carrying value and estimated fair value of the Company's financial instruments at December 31, 1996 and 1995 are as follows (in thousands):


                                                                   1996                     1995
        ---------------------------------------------------------------------             ---------
                                                                                Estimated               Estimated
                                                                    Carrying      fair      Carrying      fair
                                                                     amount       value      amount       value
                                                                     ------       -----      ------       -----
               Financial assets:
                 Cash and short-term investments                 $    27,179      27,179      18,758      18,758
                                                                   =========     =======    ========    ========
                 Investment securities                           $    63,078      63,118      56,534      56,858
                                                                   =========     =======    ========    ========
                 Loans, net of allowance
                    for loan losses                              $   159,625     163,560     138,459     140,411
                                                                   =========     =======    ========    ========
               Financial liabilities:
                 Deposits                                        $   216,727     217,673     185,803     186,175
                                                                   =========     =======    ========    ========
                 Short-term borrowings                           $     5,856       5,856       7,482       7,482
                                                                   =========     =======    ========    ========
                 Long-term borrowings                            $    11,022      11,964       6,200       5,748
                                                                   =========      ======    ========    ========
               Unrecognized financial instruments:
                 Interest rate contracts:
                    Swaps                                        $        --          27          --           8
                    Caps and floors                                       92         178         140         522
                                                                   ---------     -------    --------    --------
                                                                 $        92         205         140         530
                                                                   =========     =======    ========    ========

 (11)    Common Stock and Capital Requirements
         -------------------------------------

         The Company registered 172,500 shares as of February 7, 1995 at which time the Registration Statement filed on Form SB-2 became effective. The shares were offered on a best efforts method by the Company. As of May 31, 1995, the closing date of the offering, 69,045 shares had been sold at $20 each.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




  (11)   Common Stock and Capital Requirements, Continued
         ------------------------------------------------

         The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off- balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and Bank meet all capital adequacy requirements to which they are subject.

         The Bank believes it meets the requirements to be catagorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

         The Company's actual capital amounts and ratios and the aforementioned minimums for the Company and the Bank as of December 31, 1996 and 1995 are as follows (dollars in thousands):

                                                                                                                  Minimum
                                                                                              Minimum           to be well
                                                                                            for capital      capitalized under
                                                                                             adequacy        prompt corrective
                                                                       Actual                purposes        action provisions
                                                                   -----------------     ---------------     -----------------
      Auburn National Bancorporation, Inc.                         Amount      Ratio     Amount    Ratio     Amount      Ratio
                                                                   ------      -----     ------    -----     ------      -----
         As of December 31, 1996
           Total capital (to risk-weighted assets)             $    25,248    15.39%   $   13,124    8%     $   N/A       N/A
           Tier I risk-based capital (to risk-weighted assets)      23,198    14.14%        6,562    4%         N/A       N/A
           Tier I leverage capital (to average assets)              23,198     8.99%       10,322    4%         N/A       N/A

         As of December 31, 1995
           Total capital (to risk-weighted assets)                  22,932    16.16%       11,356    8%         N/A       N/A
           Tier I risk-based capital (to risk-weighted assets)      21,158    14.91%        5,678    4%         N/A       N/A
           Tier I leverage capital (to average assets)              21,158     9.52%        8,890    4%         N/A       N/A

      AuburnBank
         As of December 31, 1996
           Total capital (to risk-weighted assets)                  22,662    14.03S%      12,921    8%      16,151       10%
           Tier I risk-based capital (to risk-weighted assets)      20,643    12.78%        6,460    4%       9,691        6%
           Tier I leverage capital (to average assets)              20,643     8.09%       10,203    4%      12,753        5%

         As of December 31, 1995
           Total capital (to risk-weighted assets)                  19,917    14.34%       11,109    8%      13,889       10%
           Tier I risk-based capital (to risk-weighted assets)      18,181    13.09%        5,554    4%       8,334        6%
           Tier I leverage capital (to average assets)              18,181     8.30%        8,765    4%      10,952        5%

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements



  (12)   Dividends from Subsidiary
         -------------------------

         Dividends paid by the Bank are a source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 1996, the Bank could have declared dividends of approximately $4,226,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $16,302,000 of the Company's investment in the Bank was restricted from transfer in the form of dividends.

  (13)   Supplemental Information
         ------------------------

         Components of other noninterest income exceeding one percent of revenues for any of the years in the three-year period ended December 31, 1996, included merchant discounts and fees on MasterCard and Visa sales of $293,004, $241,254, and $194,632 in 1996, 1995, and 1994, respectively; and, gain on sale of mortgage loans of $68,433, $76,559, and $52,932 in 1996, 1995, and 1994,
respectively. Also included were servicing fees of $163,820, $169,376 and $173,803 in 1996, 1995, and 1994, respectively; and, rental income of $161,510, $175,056 and $159,258 in 1996, 1995, and 1994, respectively.

         Components of other noninterest expense exceeding 1 percent of revenues for any of the years in the three-year period ended December 31, 1996, included FDIC insurance expense of $2,000, $191,942 and $346,617 in 1996, 1995, and 1994,
respectively; and, professional fees of $225,036, $214,248, and $224,749 in 1996, 1995, and 1994, respectively. Also included were marketing expenses of $191,553, $188,040 and $133,857 in 1996, 1995, and 1994, respectively; rental property expenses of $236,206, $211,123, and $153,920 in 1996, 1995, and 1994,
respectively; and, MasterCard and Visa processing fees of $231,432, $216,891, and $134,572 in 1996, 1995, and 1994, respectively.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




    (14) Parent Company Financial Information
         ------------------------------------

         The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:


                              Parent Company Only

                           Condensed Balance Sheets

                          December 31, 1996 and 1995

        Assets                                                                              1996           1995
        ------                                                                              ----           ----
        Cash and due from banks                                                       $       43,300         405,627
        Investment securities                                                                747,775         854,321
        Investment in subsidiaries:
          Bank                                                                            20,528,398      18,395,015
          Nonbank                                                                              1,423           1,896
                                                                                        ------------    ------------
                 Total investment in subsidiaries                                         20,529,821      18,396,911

        Premises and equipment, net                                                           55,096          77,046
        Rental property                                                                    1,899,354       1,978,192
        Other assets                                                                         296,675         105,671
                                                                                        ------------    ------------
                 Total assets                                                         $   23,572,021      21,817,768
                                                                                        ============    ============
        Liabilities and Stockholders' Equity
        ------------------------------------
        Other borrowed funds                                                          $      283,338         304,138
        Accrued expenses and other liabilities                                                91,951          74,022
        Employee Stock Ownership Plan debt                                                   113,940         170,946
                                                                                        ------------    ------------
                 Total liabilities                                                           489,229         549,106

        Stockholders' equity:
          Preferred stock of $.01 par value; authorized
              200,000 shares; issued shares-none                                                  --              --
          Common stock of $.01 par value; authorized
              2,500,000 shares; issued 1,319,045
              shares at December 31, 1996 and 1995                                            13,190          13,190
          Surplus                                                                          3,691,099       3,685,488
          Retained earnings                                                               19,942,980      17,749,910

        Less:
          Employee Stock Ownership Plan debt                                                (113,940)       (170,946)
          Treasury stock, 15,974 shares and 5,820 shares in
              1996 and 1995, respectively, at cost                                          (304,009)        (99,755)
          Unrealized gain (loss) on mutual funds and investment
              securities available for sale, net of taxes                                   (146,528)         90,775
                                                                                        ------------    ------------
                 Total stockholders' equity                                               23,082,792      21,268,662
                                                                                        ------------    ------------
                 Total liabilities and stockholders' equity                           $   23,572,021      21,817,768
                                                                                        ============    ============

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and

                  Notes to Consolidated Financial Statements




    (14) Parent Company Financial Information, Continued
         -----------------------------------------------

                              Parent Company Only
                       Condensed Statements of Earnings

                 Years Ended December 31, 1996, 1995, and 1994

                                                                               1996          1995          1994
                                                                               ----          ----          ----
        Income:
          Cash dividends from bank subsidiary                           $     265,000            --            --
          Property dividend from bank subsidiary                                   --       234,692            --
          Interest on interest-earning deposits                                 7,306        26,854         7,864
          Interest on investment securities held to maturity:
              Taxable                                                           3,453         4,442        13,395
              Tax-exempt                                                       43,258        22,021        23,754
                                                                          -----------   -----------    ----------
                 Total interest on investment securities
                    held to maturity                                           46,711        26,463        37,149
                                                                          -----------   -----------    ----------
          Other income                                                        819,286       685,429       685,531
                                                                          -----------   -----------    ----------
                 Total income                                               1,138,303       973,438       730,544
        Expense:
          Interest on borrowed funds                                           26,197        28,863        16,913
          Net occupancy expense                                                25,368        49,814        73,764
          Salaries and benefits                                               322,750       321,051       282,203
          Other                                                               369,930       367,015       249,016
                                                                          -----------   -----------    ----------
                 Total expense                                                744,245       766,743       621,896
                                                                          -----------   -----------    ----------
        Earnings before income tax expense (benefit) and
          equity in undistributed earnings (loss) of subsidiaries             394,058       206,695       108,648
        Applicable income tax expense (benefit)                                10,917       (30,344)       16,451
                                                                          -----------   -----------    ----------

        Earnings before equity in undistributed
          earnings (loss) of subsidiaries                                     383,141       237,039        92,197
        Equity in undistributed earnings (loss) of subsidiaries:
          Bank                                                              2,370,686     1,854,789     2,010,317
          Other                                                                  (473)         (594)         (424)
                                                                          -----------   -----------    ----------
                 Net earnings                                           $   2,753,354     2,091,234     2,102,090
                                                                          ===========   ===========    ==========

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                               AND SUBSIDIARIES

                Summary of Significant Accounting Policies and
                  Notes to Consolidated Financial Statements


(14) Parent Company Financial Information, Continued
     -----------------------------------------------

                              Parent Company Only

                      Condensed Statements of Cash Flows

                 Years Ended December 31, 1996, 1995, and 1994

                                                                            1996           1995           1994
                                                                            ----           ----           ----
        Cash flows from operating activities:
        Net earnings                                                     $ 2,753,354      2,091,234     2,102,090
        Adjustments to reconcile net earnings to net
          cash provided by operating activities:
             Depreciation and amortization                                   124,980        136,977       137,379
             Amortization of premium on investment
               securities held to maturity                                       391          1,287            --
             Gain on sale of premises and equipment                               --             --       (11,026)
             Loss on sale of computer software                                    --             --           138
             Property dividend from bank subsidiary                               --       (234,692)           --
             Net undistributed earnings of subsidiaries                   (2,370,213)    (1,854,195)   (2,009,893)
             (Increase) decrease in other assets                            (191,004)       101,323       (70,560)
             Increase (decrease) in other liabilities                         17,929        (58,651)       61,995
                                                                         -----------   ------------  ------------
                    Net cash provided by operating  activities               335,437        183,283        210,123
        Cash flows from investing activities:
          Proceeds from paydowns of investment
             securities held to maturity                                      11,155         13,245        32,966
          Proceeds from calls of investment securities
             held to maturity                                                 95,000         50,000       300,000
          Purchase of investment securities held to maturity                      --       (500,000)           --
          Purchase of premises and equipment                                      --        (13,133)      (77,338)
          Proceeds from sale of premises and equipment                        11,554             --        14,550
          Purchase of rental property                                        (35,746)       (68,388)       (4,155)
                                                                         -----------   ------------  ------------
                    Net cash provided by (used in)
                       investing activities                                   81,963       (518,276)      266,023
        Cash flows from financing activities:
          Decrease in other borrowed funds                                   (20,800)       (14,270)           --
          Proceeds from issuance of common stock                                  --      1,233,729            --
          Purchase of Class B common stock of bank subsidiary                     --         (2,400)           --
          Proceeds from sale of treasury stock                                22,498             --        20,854
          Purchase of treasury stock                                        (221,141)       (24,761)      (81,593)
          Dividends paid                                                    (560,284)      (469,669)     (467,516)
                                                                         -----------   ------------  ------------
                    Net cash provided by (used in)
                       financing activities                                 (779,727)       722,629      (528,255)
                                                                         -----------   ------------  ------------
        Net (decrease) increase in cash and cash
          equivalents                                                       (362,327)       387,636       (52,109)
        Cash and cash equivalents at beginning of year                       405,627         17,991        70,100
                                                                         -----------   ------------  ------------
        Cash and cash equivalents at end of year                         $    43,300        405,627        17,991
                                                                         ===========   ============  ============

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 28th day of March, 1997.

                             AUBURN NATIONAL BANCORPORATION, INC.
                             (Registrant)

                             By: /S/  E. L. SPENCER, JR.
                                ------------------------
                                 E. L. Spencer, Jr.
                                 President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                Title                    Date
                  ---------                -----                    ----

 /S/  E. L. SPENCER, JR.        President, CEO and            March 28, 1997
---------------------------
E. L. Spencer, Jr.              Director


 /S/  LINDA D. FUCCI            Chief Financial Officer       March 28, 1997
---------------------------
Linda D. Fucci                  and Chief Accounting
                                Officer

 /S/  WINIFRED H. BOYD          Director                      March 28, 1997
---------------------------
Winifred H. Boyd

 /S/  ANNE M. MAY               Director                      March 28, 1997
---------------------------
Anne M. May


 /S/  EMIL F. WRIGHT, JR.       Director                      March 28, 1997
---------------------------
Emil F. Wright, Jr.

                     AUBURN NATIONAL BANCORPORATION, INC.

                                 EXHIBIT INDEX

  Exhibit                                                                                            Sequentially
  Number                                           Description                                      Numbered Page
  ------                                           -----------                                      -------------

   3.A.       Certificate of Incorporation of Auburn National Bancorporation, Inc. *                     -

   3.B.       Bylaws of Auburn National Bancorporation, Inc. *                                           -

    4.        Instruments Defining the Rights of Security Holders (See Certificate of                    -
              Incorporation and Bylaws). *

  10.A.       Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. *                      -

  10.B.       Lease and Equipment Purchase Agreement, dated September 15, 1987. *                        -

  11.         Statement Regarding Computation of Per Share Earnings                                      80

  21.         Subsidiaries of Registrant. *                                                              -

  27.         Financial Data Schedule                                                                    81

----------------------
* Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180).