Form 10QSB
period 1997-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 1997-05-15
CIK 750574

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended    MARCH 31, 1997
                               --------------------

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO_____
   -----

                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS


     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
YES_____    NO_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1997: 1,304,363 SHARES OF COMMON STOCK, $.01 PAR
                                    -------------------------------------------
VALUE PER SHARE
---------------

Transitional Small Business Disclosure Format (check one):
YES_____    NO  X
              -----

================================================================================

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                     INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
--------------------------------------------------------------------------------
Item 1  Financial Information

               Consolidated Balance Sheets as of
               March 31, 1997 and December 31, 1996                          3

               Consolidated Statements of Income for
               the Three Months Ended March 31, 1997                         4
               and 1996

               Consolidated Statements of Changes in
               Stockholders' Equity for March 31, 1997
               and December 31, 1996                                         5

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1997
               and 1996                                                      6

               Notes to Consolidated Financial Statements                    7

Item 2  Managements Discussion and Analysis of Financial Condition
        and Results of Operations                                            8


PART II.  OTHER INFORMATION
----------------------------------------------------------------

Item 6  Exhibits                                                            15

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
          MARCH 31, 1997 AND DECEMBER 31, 1996

               ASSETS                      03/31/97        12/31/96
     =========================          ===============  ============
                                          (UNAUDITED)
Cash and due from banks                      9,459,620     15,427,715
Federal funds sold and securities
 purchased under agreements to resell        8,450,000     11,745,000
                                        ---------------  ------------
       Cash and cash equivalents            17,909,620     27,172,715

Interest bearing deposits with other
 banks                                         349,597          6,354
Investment securities held to maturity
 (fair value of $16,826,294 and
 $19,091,036 at March 31, 1997 and
 December 31, 1996, respectively):
    Taxable                                 16,465,323     17,581,189
    Tax-exempt                               1,673,040      1,469,847
                                        ---------------  ------------
       Total Investment Securities Held
        to Maturity                         18,138,363     19,051,036

Investment securities available for
 sale, net (unrealized holding
 losses of $370,732 and $215,031 at
 March 31, 1997 and December 31, 1996,
 respectively)
    Taxable                                 44,799,752     43,546,979
    Tax-exempt                                 480,000        480,000
                                        ---------------  ------------
       Total Investment Securities
        Available for Sale                  45,279,752     44,026,979

Loans:
  Loans, less unearned income of
   $84,513 at March 31, 1997 and
   $91,167 at December 31, 1996            167,140,284    161,718,475

  Less allowance for loan losses
   (including valuation reserve
   for impaired loans)                      (2,119,757)    (2,093,682)
                                        ---------------  ------------
       Loans, net                          165,020,527    159,624,793

Premises and equipment, net                  3,462,967      3,447,099
Rental property, net                         1,876,543      1,899,354
Other assets                                 3,284,923      2,827,027
                                        ---------------  ------------
       TOTAL ASSETS                       $255,322,292   $258,055,357
                                        ===============  ============

          LIABILITIES & STOCKHOLDERS' EQUITY
     ==========================================

Deposits:
 Noninterest bearing                        29,149,687     28,406,946
 Interest bearing                          186,795,819    188,320,228
                                        ---------------  ------------
       Total Deposits                      215,945,506    216,727,174

Securities sold under agreements to
 repurchase                                  3,075,387      4,652,834
Other short term borrowings                        ---      1,203,130
Other borrowed funds                        11,244,008     10,908,338
Accrued expenses and other liabilities       1,436,109      1,367,149
Employee Stock Ownership Plan debt             113,940        113,940
                                        ---------------  ------------
       TOTAL LIABILITIES                   231,814,950    234,972,565

Stockholders' equity:
 Preferred stock of $.01 par value;
 authorized 200,000 shares;
 issued shares-none                                ---            ---
 Common stock of $.01 par value;
  authorized 2,500,000 shares;
  issued 1,319,045 at March 31, 1997
  and December 31, 1996,  respectivley          13,190         13,190
 Surplus                                     3,704,070      3,691,099
 Retained earnings                          20,436,412     19,942,980
                                        ---------------  ------------
                                            24,153,672     23,647,269

 Less: Unrealized loss on mutual funds
        and investment securities
        available for sale, net of taxes      (248,019)      (146,528)
       Treasury stock, 14,682 shares and
        15,974 shares at March 31, 1997
        and December 31, 1996,
        respectively, at cost                 (284,371)      (304,009)
       Employee Stock Ownership Plan debt     (113,940)      (113,940)
                                        ---------------  ------------
       NET STOCKHOLDERS' EQUITY             23,507,342     23,082,792

 Commitments                                       ---            ---
                                        ---------------  ------------
       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY              $255,322,292   $258,055,357
                                        ===============  ============

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          THREE MONTHS ENDED MARCH 31,
                                        -----------------------------

                                              1997            1996
                                          -----------    ------------
                                           (UNAUDITED)    (UNAUDITED)
INTEREST INCOME:
    Interest and fees on loans              $3,583,344     $3,086,798
    Interest and dividends on
     investment securities held to
     maturity:
        Taxable                                285,262        404,334
        Tax-exempt                              25,840         26,584
                                           -----------   ------------
            Total interest and
             dividends on investment
             securities-HTM                    311,102        430,918
    Interest and dividends on
     investment securities available
     for sale:
        Taxable                                703,400        548,013
        Tax-exempt                               5,948             --
                                           -----------   ------------
            Total interest and
             dividends on investment
             securities-AFS                    709,348        548,013
    Interest on federal funds sold             126,332        104,916
    Interest on interest-bearing
     deposits with other banks                   8,788            464
                                           -----------   ------------
            TOTAL INTEREST INCOME            4,738,914      4,171,109

INTEREST EXPENSE:
    Interest on deposits                     2,338,683      2,067,885
    Interest on securities sold under
     agreements to repurchase                   38,198        111,429
    Interest on other borrowings               166,753         97,586
                                           -----------   ------------
            TOTAL INTEREST EXPENSE           2,543,634      2,276,900
                                           -----------   ------------

            NET INTEREST INCOME              2,195,280      1,894,209
PROVISION FOR LOAN LOSSES                       58,581         (3,397)
                                           ------------  ------------
            NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES       2,136,699      1,897,606

NONINTEREST INCOME:
    Service charges on deposit accounts
    Investment securities                      205,626        184,578
     gains/(losses), net                       (40,060)         4,000
    Other                                      258,235        301,926
                                           -----------   ------------
            TOTAL NONINTEREST INCOME           423,801        490,504

NONINTEREST EXPENSE:
    Salaries and benefits                      793,180        735,005
    Net occupancy expense                      216,485        202,586
    Other                                      525,713        510,396
                                           -----------   ------------
            TOTAL NONINTEREST EXPENSE        1,535,378      1,447,987

Earnings before income tax expense           1,025,122        940,123
Income tax expense                             375,322        299,451
                                           -----------   ------------

            NET EARNINGS                    $  649,800     $  640,672
                                           ===========   ============

NET EARNINGS PER SHARE                           $0.50          $0.49
                                           ===========   ============

WEIGHTED AVERAGE SHARES OUTSTANDING          1,303,394      1,308,575
                                           ===========   ============

     See accompanying notes to consolidated financial statements.

                 AUBURN NATIONAL BANCORPORATION & SUBSIDIARIES
                        CHANGES IN STOCKHOLDERS EQUITY
           FOR THE PERIODS ENDED DECEMBER 31, 1996 AND MARCH 31, 1997

                                                                                                                  UNREALIZED
                                                                                                                GAIN/(LOSS) ON
                                                                                                                 MUTUAL FUNDS
                                                                                                                AND SECURITIES
                                                                                                 RETAINED        AVAILABLE FOR
                                                               COMMON STOCK      SURPLUS         EARNINGS             SALE
                                                               ------------   -------------   --------------   ---------------
Balance at December 31, 1995                                   $     13,190       3,685,488       17,749,910            90,775

 Net earnings                                                            --              --        2,753,354                --
 Cash dividends paid ($0.43 per share)                                   --              --         (560,284)               --
 Changes in net unrealized gain (loss) on mutual funds and
  investment securities available for sale of bank subsidiary            --              --                           (237,303)
 Payment of Employee Stock Ownership Plan Debt                           --              --               --            57,006
 Sale of treasury stock (1,111 shares)                                                5,611               --
 Purchase of treasury stock (11,265 shares)                              --              --               --                --
                                                               ------------   -------------   --------------   -----------------
Balance at December 31, 1996                                   $     13,190       3,691,099       19,942,980          (146,528)

THROUGH MARCH 31, 1997 (UNAUDITED):
Net earnings                                                             --              --          649,800                --
Cash dividends paid ($0.12 per share)                                    --              --         (156,368)               --
Change in net unrealized gain (loss) on mutual funds and
 investment securities available for sale of bank subsidiary             --              --               --          (101,491)
Sale of treasury stock (1,292 shares)                                    --          12,971               --                --
                                                               ------------   -------------   --------------   -----------------
                                                               $     13,190       3,704,070       20,436,412          (248,019)
                                                               ============   =============   ===============  =================
                                                                    TREASURY
                                                                      STOCK               TOTAL
                                                                  -------------       --------------
Balance at December 31, 1995                                            (99,755)          21,268,662

 Net earnings                                                                --            1,753,354
 Cash dividends paid ($0.43 per share)                                       --             (560,284)
  Changes in net unrealized gain (loss) on mutual funds and
  investment securities available for sale of bank subsidiary                --             (237,303)
 Payment of Employee Stock Ownership Plan Debt                               --               57,006
 Sale of treasury stock (1,111 shares)                                   16,887               22,498
 Purchase of treasury stock (11,265 shares)                            (221,141)            (221,141)
                                                                  -------------       --------------
Balance at December 31, 1996                                           (304,009)          23,082,792

THROUGH MARCH 31, 1997 (UNAUDITED):                                          --              649,800
Net earnings                                                                 --             (156,368)
Cash dividends paid ($0.12 per share)
Change in net unrealized gain (loss) on mutual funds and
 investment securities available for sale of bank subsidiary                 --             (101,491)
Sale of treasury stock (1,292 shares)                                    19,638               32,609
                                                                  -------------       --------------
Balance at March 31, 1997 (Unaudited)                                  (284,371)          23,507,342
                                                                  =============       ==============

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS  ENDED MARCH 31, 1997 AND 1996

                                              1997           1996
                                         -------------  -------------
                                           (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                              $    649,800   $    640,672
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:
        Depreciation and Amortization          179,787        226,535
        Accretion of discount & loan
         fees                                  (27,851)       (27,004)
        Provision for loan losses and
         adjustment for impaired loans          58,581         (3,397)
        Loss on sale of premises &
         equipment                               6,126            ---
        Loss on sale of other real
         estate                                  3,687            ---
        Increase in interest receivable       (299,421)      (323,844)
        Decrease/(increase) in other
         assets                               (133,874)       227,505
        Increase/(decrease) in interest
         payable                              (182,287)        21,998
        Increase in other liabilities          257,885        225,618
                                          ------------   ------------
            NET CASH PROVIDED BY
             OPERATING ACTIVITIES              512,433        988,083

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns
     of investment securities held
     to maturity                             1,143,083      1,280,987
    Purchases of investment securities
     held to maturity                         (244,400)       (15,300)
    Proceeds from maturities/calls/paydowns
     of investment securities available
     for sale                                3,831,217      3,251,189
    Proceeds from sale of investment
     securities available for sale          10,870,613        998,504
    Purchases of investment securities
     available for sale                    (16,089,964)   (18,124,063)
    Net increase in loans                   (5,458,002)    (1,876,020)
    Purchases of premises and equipment       (127,862)       (17,772)
    Purchases of rental property                   ---         (1,310)
    Net (increase)/decrease in
     interest-bearing deposits with
     other banks                              (343,243)        (3,198)
                                          ------------   ------------
            NET CASH USED IN INVESTING
             ACTIVITIES                     (6,418,558)   (14,506,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in Interest bearing
     deposits,
        NOW accounts and savings
         accounts                            3,049,359        253,924
    Net decrease in certificates of
     deposit                                (3,831,028)    (1,546,618)
    Net increase/(decrease) in
     securities sold under agreements
     to repurchase                          (1,577,447)     5,056,791
    Increase/(decrease) in borrowings
     from FHLB                                 340,000        (25,000)
    Net increase/(decrease) in other
     short-term borrowings                  (1,209,765)       234,872
    Net decrease in other long-term debt        (4,330)        (5,090)
    Proceeds from sale of Treasury Stock        19,638            ---
    Purchase of treasury stock                     ---       (181,350)
    Dividends paid                            (143,397)      (130,392)
                                          ------------   ------------
            NET CASH PROVIDED BY
             FINANCING ACTIVITIES           (3,356,970)     3,657,137
                                          ------------   ------------

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                (9,263,095)    (9,861,763)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                    27,172,715     18,750,545
                                          ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $ 17,909,620   $  8,888,782
                                          ============   ============


Supplemental information on cash
 payments:
        Interest paid                     $  2,859,417   $  2,254,902
                                          ============   ============

        Income taxes paid                 $     36,378   $     21,410
                                          ============   ============

Supplemental information on noncash
 transactions:
        Change in unrealized gain
         (loss) on investment securities
         available for sale, net of
         change in deferred tax              ($101,491)     ($272,867)
                                          ============   ============

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1- GENERAL

        The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three month periods ended March 31, 1997 and 1996.

SUMMARY

        Net income of $650,000 for the quarter ended March 31, 1997 represented an increase of $9,000 (1.4%) from the Company's net income of $641,000 for the same period of 1996. Earnings per average Share of Common Stock outstanding increased $0.01 (2.0%) to $0.50 during the first quarter of 1997 from $0.49 for the first quarter of 1996 due primarily to the increase in net income. During the three month period ended March 31, 1997 compared to the same periods of 1996, the Company experienced an increase in net interest income, while noninterest income decreased and noninterest expense increased. The net yield on total interest earning assets was 3.78% for the three months ended March 31, 1997 compared to 3.72% for the three months ended March 31, 1996. While the Prime interest rate was at a slightly higher level during the first three months of 1997, compared to the first three months of 1996, this increase in the net yield on interest earning assets is due primarily to the repricing of the one and two year special offering certificates of deposit to current market rates. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

        Total assets of $255,322,000 at March 31, 1997 reflected a decrease of $2,733,000 (1.0%) over total assets of $258,055,000, at December 31, 1996. This decrease resulted primarily from decreases in cash and due from banks and federal funds sold and securities purchased under agreement to resell, offset by increases in total loans, net of unearned income.

FINANCIAL CONDITION

        INVESTMENT SECURITIES

        Investment securities held to maturity were $18,138,000 and $19,051,000 at March 31, 1997 and December 31, 1996, respectively. This decline of $913,000 (4.8%) resulted almost entirely from scheduled paydowns and calls of principal. The increase of $1,253,000 (2.9%) in investment securities available for sale to $45,280,000 at March 31, 1997 from $44,027,000 at December 31, 1996, reflects the reinvestment from investment securities held to maturity. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning.

        Federal funds sold decreased $3,295,000 (28.0%) to $8,450,000 at March 31, 1997 from $11,745,000 at December 31, 1996. This decrease is a result of the expected outflow of public funds. These fluctuations reflect normal activity in the Bank's funds management efforts.

        LOANS

        Total loans, net of unearned income, of $167,140,000 at March 31, 1997 reflected an increase of $5,422,000 (3.4%) compared to the total loans of $161,718,000, net of unearned income, at December 31, 1996. This growth continues to occur primarily in the commercial and consumer real estate mortgage portfolios due to strong customer demand and a stable local real estate market. Commercial and consumer real estate mortgage loans represented approximately 29.3% and 37.6% of the Bank's total loan portfolio at March 31, 1997, respectively. In addition, the Bank experienced some growth in its commercial installment loans during the first three months of 1997. The net yield on loans was 8.84% for the three months ended March 31, 1997 compared to 8.80% for the three months ended March 31, 1996. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

        ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

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

        The allowance for loan losses, including the valuation reserve for impaired loans, was $2,120,000 at March 31, 1997. Management believes that this level of reserves (1.27% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

        During the first three months of 1997, the Bank made $59,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, coupled with the relatively low level of net charge-offs. For the three months ended March 31, 1997, the Bank had charge-offs of $47,000 and recoveries of $14,000.

        Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At March 31, 1997, 9 loans totaling $1,454,000, or 0.87% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 69 loans totaling 2,269,000, or 1.4% of total loans outstanding, net of unerned income, at December 31, 1996.

        Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, were $62,000 at March 31, 1997 compared to $107,000 at December 31, 1996. This change resulted primarily from a decrease of $45,000 in nonaccrual loans.

        DEPOSITS

        Total deposits decreased $781,000 (0.4%) to $215,946,000 at March 31, 1997, as compared to $216,727,000 at December 31, 1996. Noninterest-bearing deposits increased $743,000 (2.6%) during the first three months of 1997 while total interest-bearing deposits decreased $1,524,000 (0.8%) to $186,796,000 at March 31, 1997 from $188,320,000 at December 31, 1996. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 5.12% for the three months ended March 31, 1997 compared to 5.27% for the same period of 1996. During the first three months of 1997, the Bank experienced an increase of approximately $955,000 (16.9%) in its Money Market Deposit accounts. In addition, certificates of deposits under $100,000 decreased approximately $3,831,000 (1.8%) during the first three months of 1997. The Company considers the shifts in the deposit mix and the deposit runoff to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

        CAPITAL RESOURCES AND LIQUIDITY

        The Company's consolidated stockholders' equity was $23,507,000 at March 31, 1997, compared to $23,083,000 at December 31, 1996. This represents an increase of $424,000 (1.8%) during the first three months of 1997. Net earnings for the first three months of 1997 continues to exceed net earnings for the same period of 1996. However, the Company experienced a change to an unrealized loss, net of taxes, at March 31, 1997 from an unrealized loss, net of taxes, at December 31, 1996 on its investment securities available for sale. In addition, during the three month period ended March 31, 1997, the Company reissued 1,292 shares of Treasury Stock in conjunction with the Dividend Reinvestment Plan. During the first three months of 1997, cash dividends of $156,000, or $0.12 per Share, were declared on Common Stock.

        The Company's Leverage capital ratio was 9.29%, Tier I capital ratio was 14.25% and Total Capital ratio was 15.50% at March 31, 1997. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% leverage capital, 4.0% Tier I capital and 8.0% Total Capital. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

        The primary source of liquidity during the first three months of 1997 continues to be through maturities, calls and paydowns of investment securities, investment securities sold under agreements to repurchase, coupled with an additional advance from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to purchase investment securities available for sale and to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $10,965,000, leaving credit available, net of advances drawn down, of approximately $14,035,000 at March 31, 1997.

        Net cash provided by operating activities of $512,000 for the three months ended March 31, 1997, consisted primarily of net earnings. Net cash used in investing activities of $6,419,000 funded investment securities available for sale purchases and loan growth of $16,090,000 and $5,458,000, respectively, offset by proceeds from investment sales, maturities, calls and paydowns of $10,871,000. The $3,357,000 in net cash used by financing activities resulted from decreases of $1,577,000 in securities sold under agreements to repurchase and $1,210,000 in decreases in other short-term borrowings.

        INTEREST RATE SENSITIVITY MANAGEMENT

        At March 31, 1997, interest sensitive assets that repriced or matured within the next 12 months were $139,893,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $133,079,000. The cumulative GAP position of a positive $6,814,000, resulted in a GAP ratio of 105%. This compares to a cumulative GAP position at December 31, 1996, of a negative $19,636,000 and a GAP ratio of 87.3%. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilites that reprice within the GAP period, and that net interest income may be adversely affected in a falling rate environment as rates earned on interest-earning assets fall more quickly than rates paid on interest-bearing liabilities. The change in the GAP position is due primarily to the lengthing of maturity of the certificates of deposit less than $100,000 as the two year, special rate certificates of deposit, offered in February 1995, matured during the first quarter of 1997 and were repriced for two years. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at March 31, 1997, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over 12 months.


RESULTS OF OPERATIONS

        NET INCOME

        Net income increased $9,000 (1.4%) to $650,000 for the three month period ending March 31, 1997 compared to $641,000 for the same period of 1996. Earnings per average Share of Common Stock outstanding was $0.50 and $0.49 for the first quarter of 1997 and 1996, respectively, an increase of 2.0%. The increases for the three month period ending March 31, 1997, compared to the same period of 1996, resulted primarily from increases in net interest income and increases in service charges on deposit acccounts, offset by losses on investment securities and increases in salaries and benefits, net occupancy expense and income tax expense.

        NET INTEREST INCOME

        Net interest income was $2,195,000 for the first quarter of 1997. The increase of $301,000 (15.9%) over $1,894,000 for the same period of 1996, resulted as interest income increased and interest expense increased only moderately. The net taxable equivalent yield on the Company's interest earning assets remained the same during the first three months of 1997, compared to the same period of 1996. However, the net yield on earning assets increased six basis points from year-end 1996. During the first quarter of 1997, the Prime interest rate increased 25 basis points to 8.50%. This prime rate is slightly higher than its level for the first three months of 1996. During the first quarter of 1997, the Company's GAP position became more asset sensitive to changes in interest rates as compared to December 31, 1996. The Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

        INTEREST INCOME

        Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $4,739,000 and $4,171,000 for the three months ended March 31, 1997 and 1996, respectively. This represents an increase of $568,000 (13.6%) for the first quarter of 1997. This change for the first three months of 1997 resulted as the average volume of interest earning assets outstanding increased $29,861,000 (14.4%) over the same period of 1996 while the fully taxable equivalent yields on these assets remained the same. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

        Loans are the main component of the Bank's earning assets. Interest and fees on loans were $3,583,000 and $3,087,000 for the first quarter of 1997 and 1996, respectively. This reflects an increase of $496,000 (16.1%) during the three months ended March 31, 1997 over the same period of 1996. The average volume of loans increased $23,063,000 (16.3%) during the first three months of 1997 compared to the same period of 1996, while the Company's yield on loans increased four basis points comparing these same periods.

        Interest income on investment securities held to maturity decreased $120,000 (27.8%) to $311,000 for the first three months of 1997, compared to $431,000 for the same period of 1996. These declines were attributed almost entirely to the 20.7% decline in the average volume outstanding. The fully taxable equivalent yield on these average balances declined 50 basis points. For the three month period ended March 31, 1997, interest income on investment securities available for sale increased $161,000 (29.4%) to $709,000 from 548,000 for the same period of 1996. The Company's average volume of investment securities available for sale was $9,837,000 (29.5%) greater for the first three months of 1997, compared to the same period of 1996, while the fully taxable equivalent yield on these average balances increased nine basis points. Management continues to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

        INTEREST EXPENSE

        Total interest expense increased $267,000 (11.7%) to $2,544,000 for the first quarter of 1997 compared to $2,277,000 for the same period of 1996. These changes resulted as the Company's average interest-bearing liabilities outstanding increased 15.6% and the rates paid on these liabilities decreased 13 basis points during the first three months of 1997 compared to the same period of 1996. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

        Interest on deposits, the primary component of total interest expense, increased $271,000 (13.1%) to $2,339,000 for the first quarter of 1997 compared to $2,068,000 for the same period of 1996. While the Bank has allowed the one and two year, special rate certificates of deposit to adjust downward to its current market interest rates, the Company is still experiencing some of the effects of offering above market rates on its two year certificates of deposit during the first quarter of 1995. This campaign, to develop a larger local core deposit base and market share, is a factor on the Bank's overall increased cost of funds. Other factors include a shift into higher yielding money market deposit accounts, as well as increases in time deposits open accounts ("TDOA") accounts.

        Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, was $205,000 and $209,000 for the first quarter of 1997 and 1996, respectively. This decrease of $4,000 (1.9%) was due primarily to a decrease in expense on investment securities sold under agreements to repurchase, offset by an increase in interest on other borrowings.


        PROVISION FOR LOAN LOSSES

        The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $59,000 for the three months ended March 31, 1997 compared to a credit of $3,000 for the three months ended March 31, 1996. The increase in the provision for loan losses during the first three months of 1997, is entirely due to the significant increase in the loan portfolio. See "---Allowance for Loan LosseS AND RISK ELEMENTS."

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

TAXABLE EQUIVALENT BASIS

                                                                        THREE MONTHS ENDED MARCH 31,
                                 -------------------------------------------------------------------------------------------------
                                                       1997                             1996                          1995
                                 -------------------------------------------------------------------------------------------------
                                    AVERAGE                   YIELD/    AVERAGE               YIELD/    AVERAGE             YIELD/
      ASSETS                        BALANCE      INTEREST      RATE     BALANCE    INTEREST    RATE     BALANCE   INTEREST   RATE
---------------------------      ------------   -----------  --------  ---------  ----------  -------  --------   --------  ------
Interest Earning Assets:
 Loans, net of unearned
  income (1)                      $   164,470         3,583      8.84%   141,407       3,094     8.80%  141,690      2,951    8.45%
 Investment securities
  held to maturity:
  Taxable                              18,454           285      6.26%    23,654         404     6.87%   33,994        571    6.81%
  Tax-exempt (2)                        1,547            39     10.36%     1,565          40    10.28%    1,918         56   11.84%
                                 --------------------------          -----------------------         ---------------------
    Total investment
     securities held to
     maturity                          20,001           324      6.58%    25,219         444     7.08%   35,912        627    7.08%
 Investment securities
  available for sale:
  Taxable                              42,656           704      6.69%    33,342         548     6.61%   11,957        207    7.02%
  Tax-exempt (2)                          523             9      7.05%        --          --                 --         --
                                 --------------------------          -----------------------         ---------------------
    Total investment
     securities available
     for sale                          43,179           713      6.70%    33,342         548     6.61%   11,957        207    7.02%
 Federal funds sold                     9,218           126      5.54%     7,250         105     5.82%    5,759         91    6.41%
 Interest bearing deposits
  with other banks                        249             9     14.66%        38           0     4.91%       44          1    9.22%
                                 --------------------------          -----------------------         ---------------------
    Total interest earning
     assets                           237,117         4,755      8.13%   207,256       4,191     8.13%  195,362      3,877    8.05%
Allowance for loan losses              (2,104)                            (2,057)                        (2,129)
Cash and due from banks                 7,841                              6,707                          6,929
Premises and equipment                  3,464                              3,603                          2,283
Rental property, net                    1,891                              2,037                          1,505
Other assets                            2,944                              2,601                          4,213
                                 ------------                        -----------                     ----------
    Total Assets                 $    251,153                            220,147                        208,163
                                 ============                        ===========                     ==========

     LIABILITIES & SHAREHOLDERS' EQUITY
     ----------------------------------

Interest bearing
 liabilities:
 Deposits:
  Demand                         $     19,628            99      2.05%    21,518         116     2.17%   20,259        126    2.52%
  Savings and Money Market             51,835           545      4.26%    34,770         313     3.62%   36,187        347    3.89%
  Certificates of deposits
   less than $100,000                  73,315         1,160      6.42%    76,571       1,230     6.46%   68,429        934    5.54%
  Certificates of deposit and
   other time deposits of
   $100,000 or more                    40,329           535      5.38%    24,960         409     6.59%   20,793        275    5.36%
                                 --------------------------          -----------------------         ---------------------
   Total interest bearing
    deposits                          185,107         2,339      5.12%   157,819       2,068     5.27%  145,668      1,682    4.68%
 Federal funds purchased
  and securities sold
  under agreements to
  repurchase                            2,973            38      5.18%     8,146         111     5.48%    2,637         38    5.84%
 Other short term
  borrowings                              382             9      9.55%       505           8     6.37%    6,932        130    7.61%
 Other borrowed funds                  11,061           156      5.72%     6,014          87     5.82%    9,315        148    6.44%
 Employee stock ownership
  plan debt                               114             2      7.12%       171           3     7.06%      228          4    7.12%
                                 --------------------------          -----------------------         ---------------------
   Total interest bearing
    liabilities                       199,637         2,544      5.17%   172,655       2,277     5.30%  164,780      2,002    4.93%
Noninterest bearing demand
 deposits                              26,403                             24,144                         23,559
Accrued expenses and other
 liabilities                            1,802                              1,864                          1,491
Shareholder's equity                   23,311                             21,484                         18,333
                                 ------------                        -----------                     ----------
   Total Liabilities and
    shareholder's equity         $    251,153                            220,147                        208,163
                                 ============                        ===========                     ==========
Net Interest Income                                  $2,211                            1,914                         1,875
                                             ==============                     ============                   ===========
Net Yield on Total
 Interest Earning Assets                                         3.78%                           3.72%                        3.89%
                                                            ==========                       =========                     ========

_______________
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

        NONINTEREST INCOME

        Noninterest income decreased $67,000 (13.7%) to $424,000 for the first quarter of 1997 from $491,000 for the same period of 1996. These decreases are primarily the result of losses on investment securities of $40,000 and decreases in noninterest loan income and fees, offset by increases in service charges on deposit accounts and rental income.

        Service charges on deposits accounts increased $21,000 (11.4%) to $206,000 for the first quarter of 1997 from $185,000 for the first quarter of 1996. These increases are due primarily to an increase in income on nonsufficient funds and overdraft charges coupled with a slight general increase in regular monthly services charges on deposit accounts.

        Other noninterest income decreased $44,000 (14.6%) to $258,000 for the first quarter of 1997 from $302,000 for the same period of 1996. These decreases for the three months ended March 31, 1997 resulted primarily from reductions in noninterest loan income and fees.

        NONINTEREST EXPENSE

        Total noninterest expense was $1,535,000 and $1,448,000 for the first quarter of 1997 and 1996, respectively, representing an increase of $87,000 or 6.0%. These increases were due primarily to increases in salaries and benefits expense, OREO expenses, FDIC deposit insurance premium expense and professional fees expense.

        Salaries and benefits expense was $793,000 and $735,000 for the three months ended March 31, 1997 and 1996, respectively. This represents an increase of $58,000 (7.9%) in the first quarter of 1997 compared to the first quarter of 1996. These increases are due to merit and cost-of-living raises and the cost of benefits associated with such increases.

        Net occupancy expense was $216,000 for the first quarter of 1997, which represented an increase of $13,000 (6.4%) over the level of $203,000 for the same period of 1996. These increases continue to result from increases in depreciation expense associated with the renovation of the Bank's main office and Kroger branch and service contracts on furniture and equipment due to the purchase of computer equipment, coupled with a slight decrease during the first three months of 1997 in general furniture and equipment repair and maintenance expense.

        For the first quarter of 1997, other noninterest expense increased $16,000 (3.2%) to $526,000 from $510,000 for the first quarter of 1996. These increases were due primarily to increases in the Bank's FDIC deposit insurance premium expense of $6,000, OREO expense of $5,000, and professional fees expense of $7,000. The increase in the FDIC deposit insurance premium expense was the result of the FDIC Board's action to increase the Bank Insurance Fund ("BIF") premiums and to assess annual FICO charges of 1.30 basis points on average deposits.

        INCOME TAXES

        Income tax expense was $375,000 and $299,000 for the first quarter of 1997 and 1996, respectively. This represents an increase of $76,000 (25.4%) in the first quarter of 1997 compared to the first quarter of 1996. These levels represent an effective tax rate on pre-tax earnings of 36.6% for the three months ended March 31, 1997 and 31.9% for the same period of 1996.

                                  SIGNATURES


     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUBURN NATIONAL BANCORPORATION, INC.
                                                  (Registrant)



Date:       May 7, 1997                 By:      /s/ E. L. Spencer, Jr.
     -----------------------------          ------------------------------
                                                 E. L. Spencer, Jr.
                                                 President, CEO and
                                                 Director



Date:        May 7, 1997                By:      /s/ Linda D. Fucci
     ------------------------------         ------------------------------
                                                 Linda D. Fucci
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                     AUBURN NATIONAL BANCORPORATION, INC.

                                 EXHIBIT INDEX

Exhibit                                                     Sequentially
Number                   Description                        Numbered Page
------                   -----------                        -------------
4.A       Certificate of Incorporation of Auburn National
          Bancorporation, Inc.  *                                 ---

4.B       Bylaws of Auburn National Bancorporation, Inc.  *       ---

10.A      Auburn National Bancorporation, Inc. 1994 long
          Long-term Incentive Plan.  *                            ---

10.B      Lease and Equipment Purchase Agreement, Dated
          September 15, 1987.  *                                  ---


11        Statement Regarding Computation of Per Share
          Earnings                                                 16

27        Financial Data Schedule                                  17

_________________________
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.