Form 10QSB
period 1997-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 1997-08-13
CIK 750574

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended      June 30, 1997
                               ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 1997: 1,306,101 shares of common stock, $.01 par
                                   -------------------------------------------
value per share
---------------

Transitional Small Business Disclosure Format (check one):
Yes         No  X
   -----      -----

================================================================================

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------

Item 1  Financial Information

                 Consolidated Balance Sheets as of
                 June 30, 1997 and December 31, 1996                          3

                 Consolidated Statements of Income for
                 the Three Months and Six Months Ended
                 June 30, 1997 and 1996                                       4

                 Consolidated Statements of Changes in
                 Stockholders' Equity for June 30, 1997
                 and December 31, 1996                                        5

                 Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 1997
                 and 1996                                                     6

                 Notes to Consolidated Financial Statements                   7

Item 2  Managements Discussion and Analysis of Financial Condition
        and Results of Operations                                             8


PART II.  OTHER INFORMATION
----------------------------------------------------------------

Item 4  Submission of Matters to a Vote of Security Holders                  16

Item 6  Exhibits                                                             17


              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996

                                   ASSETS                                                6/30/97              12/31/96
                    ------------------------------------                          --------------------   -------------------
                                                                                       (UNAUDITED)
Cash and due from banks                                                                     9,092,604            15,427,715
Federal funds sold and securities purchased under agreements to resell                      6,170,000            11,745,000
                                                                                  --------------------   -------------------
                Cash and cash equivalents                                                  15,262,604            27,172,715

Interest bearing deposits with other banks                                                    308,009                 6,354
Investment securities held to maturity (fair value of $15,236,612 and
    $19,091,036 at June 30, 1997 and December 31, 1996, respectively):
        Taxable                                                                            14,871,691            17,581,189
        Tax-exempt                                                                          1,524,202             1,469,847
                                                                                  --------------------   -------------------
                Total Investment Securities Held to Maturity                               16,395,893            19,051,036

Investment securities available for sale, net (unrealized holding gains of
    $242,374 and unrealized holding losses of $215,031 at June 30, 1997 and
    December 31, 1996, respectively)
        Taxable                                                                            45,947,702            43,546,979
        Tax-exempt                                                                            480,000               480,000
                                                                                  --------------------   -------------------
                Total Investment Securities Available for Sale                             46,427,702            44,026,979

Loans:
    Loans, less unearned income of $64,996 at June 30, 1997
        and $91,167 at December 31, 1996                                                  173,869,080           161,718,475
    Less allowance for loan losses (including valuation reserve
        for impaired loans)                                                                (2,171,168)           (2,093,682)
                                                                                  --------------------   -------------------
                Loans, net                                                                171,697,912           159,624,793

Premises and equipment, net                                                                 3,693,996             3,447,099
Rental property, net                                                                        1,854,636             1,899,354
Other assets                                                                                2,881,731             2,827,027
                                                                                  --------------------   -------------------
                Total assets                                                             $258,522,483          $258,055,357
                                                                                  ====================   ===================

                    LIABILITIES & STOCKHOLDERS' EQUITY
                   ------------------------------------
Deposits:
  Noninterest bearing                                                                      30,835,802            28,406,946
  Interest bearing                                                                        189,110,629           188,320,228
                                                                                  --------------------   -------------------
           Total Deposits                                                                 219,946,431           216,727,174

Securities sold under agreements to repurchase                                              1,139,331             4,652,834
Other short term borrowings                                                                       ---             1,203,130
Other borrowed funds                                                                       11,209,032            10,908,338
Accrued expenses and other liabilities                                                      1,571,121             1,367,149
Employee Stock Ownership Plan debt                                                            113,940               113,940
                                                                                  --------------------   -------------------
           Total liabilities                                                              233,979,855           234,972,565

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
    issued shares-none                                                                            ---                   ---
  Common stock of $.01 par value; authorized 2,500,000 shares;
    issued 1,319,045 at June 30, 1997 and December 31, 1996,
    respectively                                                                               13,190                13,190
  Surplus                                                                                   3,704,070             3,691,099
  Retained earnings                                                                        21,089,879            19,942,980
                                                                                  --------------------   -------------------
                                                                                           24,807,139            23,647,269

  Less: Unrealized gain/(loss) on mutual funds and investment securities
           available for sale, net of taxes                                                   142,448              (146,528)
        Treasury stock, 15,050 shares and 15,974 shares at
           June 30, 1997 and December 31, 1996, respectively, at cost                        (293,019)             (304,009)
        Employee Stock Ownership Plan debt                                                   (113,940)             (113,940)
                                                                                  --------------------   -------------------
           Net stockholders' equity                                                        24,542,628            23,082,792

  Commitments                                                                                     ---                   ---
                                                                                  --------------------   -------------------
           Total liabilities and stockholders' equity                                    $258,522,483          $258,055,357
                                                                                  ====================   ===================

         See accompanying notes to consolidated financial statements.

     AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
            Consolidated Statements of Earnings
For The Three Months and Six Months Ended June 30, 1997 and 1996


                                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                                         ----------------------------  ----------------------------

                                                                             1997           1996           1997           1996
                                                                         -------------  -------------  -------------  -------------
                                                                          (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Interest income:
  Interest and fees on loans                                                $3,778,258     $3,157,880     $7,361,602     $6,244,678
  Interest and dividends on investment securities held to maturity:
    Taxable                                                                    263,148        369,653        548,410        773,987
    Tax-exempt                                                                  24,625         26,235         50,465         52,819
                                                                         -------------  -------------  -------------  -------------
      Total interest and dividends on investment securities-HTM                287,773        395,888        598,875        826,806
  Interest and dividends on investment securities available for sale:
    Taxable                                                                    771,583        711,690      1,474,983      1,259,703
    Tax-exempt                                                                   5,947          3,569         11,895          3,569
                                                                         -------------  -------------  -------------  -------------
      Total interest and dividends on investment securities-AFS                777,530        715,259      1,486,878      1,263,272
  Interest on federal funds sold                                                68,787         18,022        195,119        122,938
  Interest on interest-bearing deposits with other banks                        29,481            349         38,269            813
                                                                         -------------  -------------  -------------  -------------
      Total interest income                                                  4,941,829      4,287,398      9,680,743      8,458,507

Interest expense:
  Interest on deposits                                                       2,323,150      2,049,029      4,661,833     4,116,914
  Interest on securities sold under agreements to repurchase                    64,417        128,907        102,615       240,336
  Interest on other borrowings                                                 165,716        123,377        332,469       220,963
                                                                         -------------  -------------  -------------  -------------
      Total interest expense                                                 2,553,283      2,301,313      5,096,917      4,578,213
                                                                         -------------  -------------  -------------  -------------

      Net interest income                                                    2,388,546      1,986,085      4,583,826      3,880,294
Provision for loan losses                                                       55,358         (1,300)       113,939         (4,697)
                                                                         -------------  -------------  -------------  -------------
      Net interest income after provision for loan losses                    2,333,188      1,987,385      4,469,887      3,884,991

Noninterest income:
  Service charges on deposit accounts                                          215,547        204,512        421,173        389,090
  Investment securities gains/(losses), net                                          0          5,639        (40,060)         9,639
  Other                                                                        345,019        372,447        603,254        674,373
                                                                         -------------  -------------  -------------  -------------
      Total noninterest income                                                 560,566        582,598        984,367      1,073,102

Noninterest expense:
  Salaries and benefits                                                        777,113        703,784      1,570,293      1,438,789
  Net occupancy expense                                                        266,348        199,306        482,833        401,892
  Other                                                                        604,412        605,630      1,130,125      1,116,026
                                                                         -------------  -------------  -------------  -------------
      Total noninterest expense                                              1,647,873      1,508,720      3,183,251      2,956,707

Earnings before income tax expense                                           1,245,881      1,061,263      2,271,003      2,001,386
Income tax expense                                                             440,468        348,540        815,790        647,991
                                                                         -------------  -------------  -------------  -------------

      Net earnings                                                            $805,413       $712,723     $1,455,213     $1,353,395
                                                                         =============  =============  =============  =============
Net earnings per share                                                           $0.62          $0.55          $1.12          $1.04
                                                                         =============  =============  =============  =============

Weighted average shares outstanding                                          1,304,179      1,302,943      1,303,704      1,306,021
                                                                         =============  =============  =============  =============


See accompanying notes to consolidated financial statements.

     AUBURN NATIONAL BANCORPORATION & SUBSIDIARIES
             CHANGES IN STOKCHOLDERS EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 1996 AND JUNE 30, 1997

                                                                                                                      Unrealized
                                                                                                                     Gain/(Loss) on
                                                                                                                      Mutual Funds
                                                                                                                     and Securities
                                                                                                      Retained       Available for
                                                                        Common Stock     Surplus      Earnings            Sale
                                                                       -------------   -----------  --------------  ----------------
Balance at December 31, 1995                                         $        13,190    3,685,488      17,749,910            90,775

  Net earnings                                                                   ---          ---       2,753,354               ---
  Cash dividends paid ($0.43 per share)                                          ---          ---        (560,284)              ---
  Change in net unrealized gain (loss) on mutual funds and
      investment securities available for sale of bank subsidiary                ---          ---             ---          (237,303)
  Payment of Employee Stock Ownership Plan Debt                                  ---          ---             ---               ---
  Sale of treasury stock (1,111 shares)                                                     5,611
  Purchase of treasury stock (11,265 shares)                                     ---          ---             ---               ---
                                                                       --------------  -----------  --------------  ----------------
Balance at December 31, 1996                                         $        13,190    3,691,099      19,942,980          (146,528)


Through June 30, 1997 (Unaudited):
Net earnings                                                                     ---          ---       1,455,213               ---
Cash dividends paid ($0.24 per share)                                            ---          ---        (312,848)              ---
Change in net unrealized gain (loss) on mutual funds and
    investment securities available for sale of bank subsidiary                  ---          ---           4,534           288,976
Sale of treasury stock (1,292 shares)                                            ---       12,971             ---               ---
Purchase of treasury stock (368 shares)                                          ---          ---             ---               ---
                                                                       --------------  -----------  --------------  ----------------
Balance at June 30, 1997 (Unaudited)                                 $        13,190    3,704,070      21,089,879           142,448
                                                                       ==============  ===========  ==============  ================

                                                                     Employee Stock
                                                                       Ownership              Treasury
                                                                       Plan debt                Stock               Total
                                                                    ----------------     -------------------    -------------
Balance at December 31, 1995                                               (170,946)                (99,755)      21,268,662

  Net earnings                                                                  ---                     ---        2,753,354
  Cash dividends paid ($0.43 per share)                                         ---                     ---         (560,284)
  Change in net unrealized gain (loss) on mutual funds and
      investment securities available for sale of bank subsidiary               ---                     ---         (237,303)
  Payment of Employee Stock Ownership Plan Debt                              57,006                     ---           57,006
  Sale of treasury stock (1,111 shares)                                                              16,887           22,498
  Purchase of treasury stock (11,265 shares)                                    ---                (221,141)        (221,141)
                                                                    ----------------     -------------------    -------------
Balance at December 31, 1996                                               (113,940)               (304,009)      23,082,792


Through June 30, 1997 (Unaudited):
Net earnings                                                                    ---                     ---        1,455,213
Cash dividends paid ($0.24 per share)                                           ---                     ---         (312,848)
Change in net unrealized gain (loss) on mutual funds and
    investment securities available for sale of bank subsidiary                 ---                     ---          293,510
Sale of treasury stock (1,292 shares)                                           ---                  19,638           32,609
Purchase of treasury stock (368 shares)                                         ---                  (8,648)          (8,648)
                                                                    ----------------     -------------------    -------------
Balance at June 30, 1997 (Unaudited)                                       (113,940)               (293,019)      24,542,628
                                                                    ================     ===================    =============

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
       Consolidated Statements of Cash Flow
  For The Six Months Ended June 30, 1997 and 1996

                                                                               1997                      1996
                                                                        --------------------      --------------------
                                                                            (UNAUDITED)               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                 $1,455,213                $1,353,395
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and Amortization                                               318,122                   433,127
    Accretion of discount & loan fees                                           (44,153)                  (66,438)
    Provision for loan losses and adjustment for impaired loans                 113,939                    (4,697)
    Loss on sale of premises & equipment                                          6,126                       186
    Loss on sale of other real estate                                             3,687                       ---
    Increase in Interest receivable                                            (242,044)                 (169,789)
    Decrease/(Increase) in other assets                                         (19,764)                  129,630
    Decrease in interest payable                                                (37,859)                  (63,414)
    Increase in other liabilities                                               255,433                    60,809
                                                                        --------------------      --------------------
      Net cash provided by operating activities                               1,808,700                 1,672,809

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls/paydowns of investment
    securities held to maturity                                               2,872,557                 4,407,167
  Purchases of Investment securities held to maturity                          (244,400)                  (17,700)
  Proceeds from maturities/calls/paydowns of investment
    securities available for sale                                             5,293,087                 7,826,657
  Proceeds from sale of investment securities available for sale             10,870,613                 2,535,079
  Purchases of investment securities available for sale                     (18,076,850)              (23,413,803)
  Net increase in loans                                                     (12,190,745)              (10,163,735)
  Purchases of premises and equipment                                          (454,179)                  (67,030)
  Purchases of rental property                                                   (1,670)                   (1,310)
  Net increase in interest-bearing deposits with
    other banks                                                                (301,655)                   (4,194)
                                                                        --------------------      --------------------
      Net cash used in investing activities                                 (12,233,242)              (18,898,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in Interest bearing deposits,
    NOW accounts and savings accounts                                         7,050,285                 5,955,509
  Net decrease in certificates of deposit                                    (3,831,028)               (3,287,714)
  Net decrease in securities sold under agreements
    to repurchase                                                            (3,513,503)                 (908,051)
  Increase in borrowings from FHLB                                              310,419                 4,950,000
  Net increase/(decrease) in other short-term borrowings                     (1,203,130)                  944,941
  Net decrease in other long-term debt                                           (9,725)                  (10,255)
  Proceeds from sale of Treasury Stock                                           19,638                       ---
  Purchase of treasury stock                                                     (8,648)                 (221,141)
  Dividends paid                                                               (299,877)                 (273,607)
                                                                        --------------------      --------------------
       Net cash provided by financing activities                             (1,485,569)                7,149,682
                                                                        --------------------      --------------------

Net decrease in cash and cash equivalents                                   (11,910,111)              (10,076,378)
Cash and cash equivalents at beginning of year                               27,172,715                18,750,545
                                                                        --------------------      --------------------
Cash and cash equivalents at end of period                                  $15,262,604                $8,674,167
                                                                        ====================      ====================


Supplemental information on cash payments:
    Interest paid                                                            $5,192,556                $4,641,627
                                                                        ====================      ====================

    Income taxes paid                                                          $680,055                  $606,592
                                                                        ====================      ====================

Supplemental information on noncash transactions:
    Change in unrealized gain (loss) on investment securities
      available for sale, net of change in deferred tax                        $288,976                 ($370,610)
                                                                        ====================      ====================


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


Note 2- Accounting Pronouncements

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The expected impact on the Company's financial statements of the provisions of Statement 128 is not expected to be material.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosures of Information about Capital Structure" (Statement 129). Statement 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that Statement 129 will require significant revision of prior disclosures since the statement lists required disclosures that have been included in a number of previously existing separate statements or opinions.


Note 3- Derivatives Disclosure

     In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997.

     As part of its overall interest rate risk management activities, the Company utilizes off-balance sheet derivatives to modify the repricing characteristics of on-balance sheet assets and liabilities. The primary instruments utilized by the Company are interest rate swaps and interest rate floor and cap arrangements. The fair value of these off-balance sheet derivative financial instruments are based on dealer quotes and third party financial models.

     Interest rate swaps, floors and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. The impact of such derivatives has been determined by Management to be immaterial to its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the six month periods ended June 30, 1997 and 1996.

Summary

     Net income of $805,000 for the quarter ended June 30, 1997 represented an increase of $92,000 (12.9%) from the Company's net income of $713,000 for the same period of 1996. Earnings per average Share of Common Stock outstanding increased $0.07 (12.9%) to $0.62 during the second quarter of 1997 from $0.55 for the second quarter of 1996 due primarily to the increase in net income. Net income increased $102,000 (7.5%) to $1,455,000 for the six month period ended June 30, 1997 compared to $1,353,000 for the same period of 1996. During the three month and six month periods ended June 30, 1997 compared to the same periods of 1996, the Company experienced an increase in net interest income, while noninterest income decreased and noninterest expense increased. The net yield on total interest earning assets was 3.89% for the six months ended June 30, 1997 compared to 3.74% for the six months ended June 30, 1996. While the Prime interest rate was at a slightly higher level during the first six months of 1997, compared to the first six months of 1996, this increase in the net yield on interest earning assets is due primarily to an increase in total loans, net of unearned income of 10 basis points and the repricing of the one and two year special offering certificates of deposit to current market rates. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $258,522,000 at June 30, 1997 reflected an increase of $467,000 (0.2%) over total assets of $258,055,000, at December 31, 1996. This increase resulted primarily from increases in total loans, net of unearned income, offset by decreases in cash and due from banks and federal funds sold and securities purchased under agreement to resell.

Financial Condition

     Investment Securities

     Investment securities held to maturity were $16,396,000 and $19,051,000 at June 30, 1997 and December 31, 1996, respectively. This decline of $2,655,000 (13.9%) resulted entirely from scheduled paydowns and calls of principal. The increase of $2,401,000 (5.4%) in investment securities available for sale to $46,428,000 at June 30, 1997 from $44,027,000 at December 31, 1996, reflects the reinvestment from investment securities held to maturity. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning.

     Federal funds sold decreased $5,575,000 (47.5%) to $6,170,000 at June 30, 1997 from $11,745,000 at December 31, 1996. This decrease is a result of the expected outflow of public funds. These fluctuations reflect normal activity in the Bank's funds management efforts.

     Loans

     Total loans, net of unearned income, of $171,698,000 at June 30, 1997 reflected an increase of $9,980,000 (6.2%) compared to the total loans of $161,718,000, net of unearned income, at December 31, 1996. This growth continues to occur primarily in the commercial and consumer real estate mortgage portfolios due to strong customer demand and a stable local real estate market. Commercial and consumer real estate mortgage loans represented approximately 29.2% and 36.6% of the Bank's total loan portfolio at June 30, 1997, respectively. In addition, the Bank experienced some growth in its commercial installment loans during the first six months of 1997. The net yield on loans was 8.86% for the six months ended June 30, 1997 compared to 8.76% for the six months ended June 30, 1996. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

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

     The allowance for loan losses, including the valuation reserve for impaired loans, was $2,171,000 at June 30, 1997. Management believes that this level of reserves (1.26% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

     During the first six months of 1997, the Bank made $114,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, coupled with the relatively low level of net charge-offs. For the six months ended June 30, 1997, the Bank had charge-offs of $73,000 and recoveries of $36,000.

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At June 30, 1997, 62 loans totaling $1,328,000, or 0.77% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 69 loans totaling 2,269,000, or 1.4% of total loans outstanding, net of unearned income, at December 31, 1996.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, were $111,000 at June 30, 1997 compared to $107,000 at December 31, 1996. This change resulted primarily from an increase of $49,000 in nonaccrual loans.

     Deposits

     Total deposits  increased $3,219,000 (1.5%) to $219,946,000 at June 30,
1997, as compared to $216,727,000 at December 31, 1996. Noninterest-bearing deposits increased $2,429,000 (8.5%) during the first six months of 1997 while total interest-bearing deposits increased $791,000 (0.4%) to $189,111,000 at June 30, 1997 from $188,320,000 at December 31, 1996. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 5.06% for the six months ended June 30 31, 1997 compared to 5.22% for the same period of 1996. During the first six months of 1997, the Bank experienced an increase of approximately $12,396,000 (6.7%) in its Money Market Deposit accounts and an increase of approximately $9,891,000 (5.9%) in its certificate of deposits and other time deposits of $100,000 or more. In addition, certificates of deposits under $100,000 decreased approximately $2,866,000 (1.7%) during the first six months of 1997. The Company considers the shifts in the deposit mix and the deposit runoff to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $24,543,000 at June 30, 1997, compared to $23,083,000 at December 31, 1996. This represents an increase of $1,460,000 (6.3%) during the first six months of 1997. Net earnings for the first six months of 1997 continues to exceed net earnings for the same period of 1996. However, the Company experienced a change to an unrealized gain, net of taxes, at June 30, 1997 from an unrealized loss, net of taxes, at December 31, 1996 on its investment securities available for sale. In addition, during the six month period ended June 30, 1997, the Company purchased 368 shares of Treasury Stock and reissued 1,292 shares of Treasury Stock in conjunction with the Dividend Reinvestment Plan. During the first six months of 1997, cash dividends of $313,000, or $0.24 per Share, were declared on Common Stock.

     The Company's Leverage capital ratio was 9.54%, Tier I capital ratio was 14.33% and Total Capital ratio was 15.58% at June 30, 1997. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% leverage capital, 4.0% Tier I capital and 8.0% Total Capital. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary source of liquidity during the first six months of 1997 continues to be through maturities, calls and paydowns of investment securities, investment securities sold under agreements to repurchase, coupled with an additional advance from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to purchase investment securities available for sale and to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $10,926,000, leaving credit available, net of advances drawn down, of approximately $14,074,000 at June 30, 1997.

     Net cash provided by operating activities of $1,809,000 for the six months ended June 30, 1997, consisted primarily of net earnings. Net cash used in investing activities of $12,233,000 funded investment securities available for sale purchases and loan growth of $18,077,000 and $12,191,000, respectively, offset by proceeds from investment sales, maturities, calls and paydowns of $10,871,000. The $1,486,000 in net cash used by financing activities resulted from decreases of $3,514,000 in securities sold under agreements to repurchase and $1,203,000 in decreases in other short-term borrowings.

     Interest Rate Sensitivity Management

     At June 30, 1997, interest sensitive assets that repriced or matured within the next 12 months were $126,157,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $161,779,000. The cumulative GAP position of a negative $35,622,000, resulted in a GAP ratio of 78.0%. This compares to a cumulative GAP position at December 31, 1996, of a negative $19,636,000 and a GAP ratio of 87.3%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. The Company entered into a $10,000,000 notional value interest rate swap during the second quarter of 1997 to reduce the cost of funds on its 2 year 6.25% certificates of deposit and to better match funding of variable rate assets. Based on the Asset and Liability Committee's ("ALCO's") alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at June 30, 1997, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over 12 months.


Results of Operations

     Net Income

     Net income increased $92,000 (12.9%) to $805,000 for the three month period ending June 30, 1997 compared to $713,000 for the same period of 1996. Earnings per average Share of Common Stock outstanding was $0.62 and $0.55 for the second quarter of 1997 and 1996, respectively, an increase of 12.7%. Net income increased $102,000 (7.5%) to $1,455,000 for the six month period ended June 30, 1997, compared to $1,353,000 for the same period of 1996. The increases for the three and six month periods ending June 30, 1997, compared to the same period of 1996, resulted primarily from increases in net interest income and increases in service charges on deposit accounts, offset by losses on investment securities and increases in salaries and benefits, net occupancy expense and income tax expense.

     Net Interest Income

     Net interest income was $2,389,000 for the second quarter of 1997. The increase of $403,000 (20.3%) over $1,986,000 for the same period of 1996, resulted as interest income increased and interest expense increased only moderately. Net interest income increased $704,000 (18.1%) to $4,584,000 for the six months ended June 30, 1997, compared to $3,880,000 for June 30, 1996. The net taxable equivalent yield on the Company's interest earning assets increased eight basis points during the first six months of 1997, compared to the same period of 1996. Also, the net yield on earning assets increased 20 basis points from year-end 1996. The prime rate for the first six months of 1997 was slightly higher than its level for the first six months of 1996. During the second quarter of 1997, the Company's GAP position became more asset sensitive to changes in interest rates as compared to December 31, 1996. The

Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

     Interest Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $4,942,000 and $4,287,000 for the three months ended June 30, 1997 and 1996, respectively. This represents an increase of $655,000 (15.3%) for the second quarter of 1997. For the six months ended June 30, 1997, interest income was $9,681,000, an increase of $1,222,000 (14.4%) compared to $8,459,000 for the same period of 1996. This change for the first six months of 1997 resulted as the average volume of interest earning assets outstanding increased $28,315,000 (13.4%) over the same period of 1996 while the fully taxable equivalent yields on these assets increased eight basis points. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $3,778,000 and $3,158,000 for the second quarter of 1997 and 1996, respectively. This reflects an increase of $620,000 (19.6%) during the three months ended June 30, 1997 over the same period of 1996. For the six month period ended June 30, 1997, interest and fees on loans increased $1,117,000 (17.9%) to $7,362,000 from $6,245,000 for the same period of 1996. The average volume of loans increased $23,900,000 (16.6%) during the first six months of 1997 compared to the same period of 1996, while the Company's yield on loans increased 10 basis points comparing these same periods.

     Interest income on investment securities held to maturity decreased $108,000 (27.3%) to $288,000 for the three month period ended June 30, 1997, compared to $396,000 for the same period of 1996. Interest income on investment securities held to maturity decreased $228,000 (27.6%) to $599,000 from $827,000 for the same period of 1996. These declines were attributed almost entirely to the 26.0% decline in the average volume outstanding. The fully taxable equivalent yield on these average balances declined six basis points. For the three month period ended June 30, 1997, interest income on investment securities available for sale increased $63,000 (8.8%) to $778,000 from 715,000 for the same period of 1996. For the six months ended June 30, 1997, interest income on investment securities available for sale increased $224,000 (17.7%) to $1,487,000 from $1,263,000 for the same period of 1996. The Company's average volume of investment securities available for sale was $6,361,000 (16.5%) greater for the first six months of 1997, compared to the same period of 1996, while the fully taxable equivalent yield on these average balances increased 10 basis points. Management continues to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

     Interest Expense

     Total interest expense increased $252,000 (11.0%) to $2,553,000 for the second quarter of 1997 compared to $2,301,000 for the same period of 1996. Total interest expense increased $519,000 (11.3%) to $5,097,000 from $4,578,000 for the six months ended June 30, 1997 and 1996, respectively. These changes resulted as the Company's average interest-bearing liabilities outstanding increased 14.7% and the rates paid on these liabilities decreased 15 basis points during the first six months of 1997 compared to the same period of 1996. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

     Interest on deposits, the primary component of total interest expense, increased $274,000 (13.4%) to $2,323,000 for the second quarter of 1997 compared to $2,049,000 for the same period of 1996. Interest on deposits was $4,662,000 and $4,117,000 for the six months ended June 30, 1997 and 1996, respectively. This represents an increase of $545,000 or 13.2%. While the Bank has allowed the one and two year, special rate certificates of deposit to adjust downward to its current market interest rates, the Company is still experiencing some of the effects of offering above market rates on its two year certificates of deposit during the first quarter of 1995. This campaign, to develop a larger local core deposit base and market share, is a factor on the Bank's overall increased cost of funds. Other factors include a shift into higher yielding money market deposit accounts, as well as increases in time deposits open accounts ("TDOA") accounts.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

                                                                                           Six Months Ended June 30,
                                                                                       ---------------------------------
                                                                                                     1997
                                                                                       ---------------------------------
                                                                                         Average               Yield/
                        ASSETS                                                           Balance    Interest    Rate
        =====================================                                            =======    ========    ====
Interest Earning Assets:
    Loans, net of unearned income (1)                                                  $   167,543      7,362      8.86%
    Investment securities held to maturity:
        Taxable                                                                             16,502        548      6.70%
        Tax-exempt (2)                                                                       1,558         77     10.03%
                                                                                         ---------------------
                Total investment securities held to maturity                                18,060        625      6.98%
    Investment securities available for sale:
        Taxable                                                                             44,477      1,475      6.69%
        Tax-exempt (2)                                                                         501         18      7.32%
                                                                                         ---------------------
                Total investment securities available for sale                              44,978      1,493      6.69%
    Federal funds sold                                                                       7,030        195      5.59%
    Interest bearing deposits with other banks                                               1,592         38      4.81%
                                                                                         ---------------------
                Total interest earning assets                                              239,203      9,713      8.19%
Allowance for loan losses                                                                   (2,124)
Cash and due from banks                                                                      7,635
Premises and equipment                                                                       3,559
Rental property, net                                                                         1,880
Other assets                                                                                 3,196
                                                                                         ----------
                Total Assets                                                           $   253,349
                                                                                         ==========

         LIABILITIES & SHAREHOLDERS' EQUITY
        =====================================
Interest bearing liabilities:
    Deposits:
        Demand                                                                         $    19,826        201      2.04%
        Savings and Money Market                                                            54,615      1,191      4.40%
        Certificates of deposits less than $100,000                                         72,273      2,252      6.28%
      Certificates of deposit and other time deposits of $100,000 or more                   38,863      1,017      5.28%
                                                                                         ---------------------
            Total interest bearing deposits                                                185,577      4,661      5.06%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                           3,948        103      5.26%
    Other short term borrowings                                                                190          9      9.55%
    Other borrowed funds                                                                    11,145        320      5.79%
    Employee stock ownership plan debt                                                         114          4      7.08%
                                                                                         ---------------------
            Total interest bearing liabilities                                             200,974      5,097      5.11%
Noninterest bearing demand deposits                                                         26,936
Accrued expenses and other liabilities                                                       1,872
Shareholder's equity                                                                        23,567
                                                                                         ----------
            Total Liabilities and shareholder's equity                                 $   253,349
                                                                                         ==========
Net Interest Income                                                                                    $4,616
                                                                                                    ==========
Net Yield on Total Interest Earning Assets                                                                         3.89%
                                                                                                                =========

                                                                                           Six Months Ended June 30,
                                                                                       ---------------------------------
                                                                                                     1996
                                                                                       ---------------------------------
                                                                                       Average                 Yield/
                        ASSETS                                                         Balance    Interest      Rate
        =====================================                                          =======    ========      ====
Interest Earning Assets:
    Loans, net of unearned income (1)                                                  143,643       6,258           8.76%
    Investment securities held to maturity:
        Taxable                                                                         22,845         774           6.81%
        Tax-exempt (2)                                                                   1,560          80          10.31%
                                                                                      ---------------------
                Total investment securities held to maturity                            24,405         854           7.04%
    Investment securities available for sale:
        Taxable                                                                         38,475       1,260           6.59%
        Tax-exempt (2)                                                                     142           5           7.08%
                                                                                      ---------------------
                Total investment securities available for sale                          38,617       1,265           6.59%
    Federal funds sold                                                                   4,207         123           5.88%
    Interest bearing deposits with other banks                                              16           1          12.57%
                                                                                      ---------------------
                Total interest earning assets                                          210,888       8,501           8.11%
Allowance for loan losses                                                               (2,040)
Cash and due from banks                                                                  6,887
Premises and equipment                                                                   3,572
Rental property, net                                                                     1,991
Other assets                                                                             2,725
                                                                                      ---------
                Total Assets                                                           224,023
                                                                                      =========

         LIABILITIES & SHAREHOLDERS' EQUITY
        =====================================
Interest bearing liabilities:
    Deposits:
        Demand                                                                          20,652         213           2.07%
        Savings and Money Market                                                        37,729         709           3.78%
        Certificates of deposits less than $100,000                                     75,870       2,403           6.37%
      Certificates of deposit and other time deposits of $100,000 or more               24,337         792           6.54%
                                                                                      ---------------------
            Total interest bearing deposits                                            158,588       4,117           5.22%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                       8,851         240           5.45%
    Other short term borrowings                                                            519          14           5.42%
    Other borrowed funds                                                                 7,044         201           5.74%
    Employee stock ownership plan debt                                                     171           6           7.06%
                                                                                      ---------------------
            Total interest bearing liabilities                                         175,173       4,578           5.26%
Noninterest bearing demand deposits                                                     25,441
Accrued expenses and other liabilities                                                   1,896
Shareholder's equity                                                                    21,513
                                                                                      ---------
            Total Liabilities and shareholder's equity                                 224,023
                                                                                      =========
Net Interest Income                                                                                  3,923
                                                                                                   ========
Net Yield on Total Interest Earning Assets                                                                           3.74%
                                                                                                                ===========

-------------------
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

     Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, was $230,000 and $252,000 for the second quarter of 1997 and 1996, respectively. This represents a decrease of $22,000 or 8.7%. For the six months ended June 30, 1997, interest expense on borrowed funds decreased $26,000 (5.6%) to $435,000 from $461,000 for the same period of 1996. These decreases for both the three month and six month periods ended June 30, 1997 are due primarily to decreases in expense on investment securities sold under agreements to repurchase, offset by increases in interest on other borrowings.


     Provision for Loan Losses

     The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $114,000 for the six months ended June 30, 1997 compared to a credit of $5,000 for the six months ended June 30, 1996. The increase in the provision for loan losses during the first six months of 1997, is entirely due to the significant increases in the loan portfolio. See "---ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."


     Noninterest Income

     Noninterest income decreased $22,000 (3.8%) to $561,000 for the second quarter of 1997 from $583,000 for the same period of 1996. Noninterest income was $984,000 and $1,073,000 for the six months ended June 30, 1997 and 1996, respectively. This represents a decrease of $89,000 or 8.3%. These decreases are primarily the result of losses on investment securities of $40,000 and decreases in noninterest loan income and fees, offset by increases in service charges on deposit accounts and rental income.

     Service charges on deposits accounts increased $11,000 (5.4%) to $216,000 for the second quarter of 1997 from $205,000 for the second quarter of 1996. Service charges on deposit accounts was $421,000 and $389,000 for the six months ended June 30, 1997 and 1996, respectively. This represents an increase of $32,000 or 8.2%. These increases are due primarily to an increase in income on nonsufficient funds and overdraft charges coupled with a slight general increase in regular monthly services charges on deposit accounts.

     Other noninterest income decreased $27,000 (7.3%) to $345,000 for the second quarter of 1997 from $372,000 for the same period of 1996. Other noninterest income was $603,000 and $674,000 for the six months ended June 30, 1997 and 1996, respectively. This represents a decrease of $71,000 or 10.5%. These decreases for both the three month and six month periods ended June 30, 1997 resulted primarily from reductions in noninterest loan income and fees.

     Noninterest Expense

     Total noninterest expense was $1,648,000 and $1,509,000 for the second quarter of 1997 and 1996, respectively, representing an increase of $139,000 or 9.2%. For the six months ended June 30, 1997, total noninterest expense increased $226,000 (7.6%) to $3,183,000 from $2,957,000 for the same period of
1996. These increases were due primarily to increases in salaries and benefits expense, marketing expenses, FDIC deposit insurance premium expense and professional fees expense.

     Salaries and benefits expense was $777,000 and $704,000 for the three months ended June 30, 1997 and 1996, respectively. This represents an increase of $73,000 (10.4%) in the second quarter of 1997 compared to the second quarter of 1996. During the six month period ended June 30, 1997, salaries and benefits expense increased $131,000 (9.1%0 to $1,570,000 from $1,439,000 for the same period of 1996. These increases are due to merit and cost-of-living raises and the cost of benefits associated with such increases.

     Net occupancy expense was $266,000 for the second quarter of 1997, which represented an increase of $67,000 (33.7%) over the level of $199,000 for the same period of 1996. For the six month period ended June 30, 1997, net occupancy expense increased $81,000 (20.0%) to $483,000 from $402,000 for the same period of 1996. These increases continue to result from increases in depreciation expense associated with the renovation of the Bank's main office, Kroger branch, and addition of the Winn-Dixie branch and service contracts on furniture and equipment due to the purchase of computer equipment, coupled with a slight decrease during the first six months of 1997 in general furniture and equipment repair and maintenance expense.

     For the second quarter of 1997, other noninterest expense decreased $2,000 (0.3%) to $604,000 from $606,000 for the second quarter of 1996. Other noninterest expense was $1,130,000 and $1,116,000 for the six months ended June 30, 1997 and 1996, respectively. This represents an increase of $14,000 or 1.3%. These increases were due primarily to increases in the Bank's FDIC deposit insurance premium expense of $14,000, Professional fees expense of $18,000 and marketing expense of $29,000. The increase in the FDIC deposit insurance premium expense was the result of the FDIC Board's action to increase the Bank Insurance Fund ("BIF") premiums and to assess annual FICO charges of 1.30 basis points on average deposits.

     Income taxes

     Income tax expense was $440,000 and $349,000 for the second quarter of 1997 and 1996, respectively. This represents an increase 91,000 or 26.0%. For the six months ended June 30, 1997, income tax expense increased $168,000 (25.9%) to $816,000 from $648,000 for the six months ended June 30, 1996. These levels represent an effective tax rate on pre-tax earnings of 35.9% for the six months ended June 30, 1997 and 32.4% for the same period of 1996.

                                  SIGNATURES


     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AUBURN NATIONAL BANCORPORATION, INC.
                                                  (Registrant)



Date:       August 11, 1997               By:   /s/ E. L. Spencer, Jr.
     ---------------------------------       ------------------------------
                                                E. L. Spencer, Jr.
                                                President, CEO and
                                                Director



Date:        August 11, 1997              By:   /s/ Linda D. Fucci
     ---------------------------------       ------------------------------
                                                Linda D. Fucci
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                           PART II  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday May 13, 1997, at 3:00 in the afternoon. This meeting was held for the purpose of considering the election of five directors to the Board of Directors to serve one year terms expiring at the Company's 1998 Annual Meeting of Shareholders and until their successors have been elected and quantified.

     As to the election of five directors, Messrs E.L. Spencer, Jr., Emil F. Wright, Jr., J.E. Evans and Ms. Winifred H. Boyd and Ms. Anne M. May were all elected to the Board of Directors with 1,100,744 votes cast FOR all nominees, except for Ms. May who received 1,091,114 votes FOR her election and 9,630 votes cast to WITHHOLD AUTHORITY and Mr. Evans who received 1,090,609 votes FOR his election and 10,134 votes cast to WITHHOLD AUTHORITY.

                     AUBURN NATIONAL BANCORPORATION, INC.

                                 EXHIBIT INDEX


Exhibit                                                           Sequentially
Number                           Description                      Numbered Page
------                           -----------                      -------------
4.A          Certificate of Incorporation of Auburn National
             Bancorporation, Inc.  *                                   ---

4.B          Bylaws of Auburn National Bancorporation, Inc.  *         ---

10.A         Auburn National Bancorporation, Inc. 1994 long
             Long-term Incentive Plan.  *                              ---

10.B         Lease and Equipment Purchase Agreement, Dated
             September 15, 1987.  *                                    ---


11           Statement Regarding Computation of Per Share
             Earnings                                                   18

27           Financial Data Schedule                                    19





-------------------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.