Form 10QSB
period 1997-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 1997-11-12
CIK 750574

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB



(Mark One)



[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange

     Act of 1934.
For the quarterly period ended      SEPTEMBER 30, 1997
                               --------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

Commission file number            0-26486
                       ---------------------------


                     AUBURN NATIONAL BANCORPORATION, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)



           DELAWARE                                           63-0885779

(State or Other Jurisdiction of                             (I.R.S.Employer
Incorporation or Organization)                             Identification No.)



          165 EAST MAGNOLIA AVENUE, SUITE 203, AUBURN, ALABAMA  36830
          -----------------------------------------------------------
                   (Address of Principal Executive Offices)



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

YES_____    NO_____



                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 1997: 1,308,191 SHARES OF COMMON STOCK, $.01
                                      ---------------------------------------
PAR VALUE PER SHARE
-------------------



Transitional Small Business Disclosure Format (check one):
YES_____    NO  X
              -----

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES



                                 INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE
--------------------------------------------------------------------------------

Item 1  Financial Information


          Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996                          3


          Consolidated Statements of Income for
          the Three Months and Nine Months Ended
          September 30, 1997 and 1996                                       4

          Consolidated Statements of Changes in
          Stockholders' Equity for the Nine Months Ended
          September 30, 1997 and the Year Ended
          December 31, 1996                                                 5

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1997
          and 1996                                                          6

          Notes to Consolidated Financial Statements                        7



Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           8



PART II.  OTHER INFORMATION
-----------------------------------------------------------------



Item 6  Exhibits                                                          16


AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
             Consolidated Balance Sheets
      September 30, 1997 and December 31, 1996
                     (UNAUDITED)

                             ASSETS                                           9/30/97                                   12/31/96
                 ----------------------------                             ----------------                          ----------------

Cash and due from banks                                                   $     8,621,683                           $    15,427,715
Federal funds sold and securities purchased under agreements to resell          4,545,000                                11,745,000
                                                                          ----------------                          ----------------
                Cash and cash equivalents                                      13,166,683                                27,172,715

Interest bearing deposits with other banks                                        642,631                                     6,354
Investment securities held to maturity (fair value of $18,122,846 and
    $19,091,036 at September 30, 1997 and December 31, 1996,
     respectively):
        Taxable                                                                17,204,139                                17,581,189
        Tax-exempt                                                              1,524,366                                 1,469,847
                                                                          ----------------                          ----------------
                Total Investment Securities Held to Maturity                   18,728,505                                19,051,036

Investment securities available for sale, net
        Taxable                                                                45,307,006                                43,546,979
        Tax-exempt                                                                480,000                                   480,000
                                                                          ----------------                          ----------------
                Total Investment Securities Available for Sale                 45,787,006                                44,026,979

Loans:
    Loans, less unearned income of $46,580 at September 30, 1997
        and $91,167 at December 31, 1996                                      178,023,715                               161,718,475
    Less allowance for loan losses                                             (2,178,630)                               (2,093,682)
                                                                          ----------------                          ----------------
                Loans, net                                                    175,845,085                               159,624,793

Premises and equipment, net                                                     3,625,782                                 3,447,099
Rental property, net                                                            1,830,999                                 1,899,354
Other assets                                                                    3,313,910                                 2,827,027
                                                                          ----------------                          ----------------
                Total assets                                                 $262,940,601                              $258,055,357
                                                                          ================                          ================

         LIABILITIES & STOCKHOLDERS' EQUITY
       --------------------------------------

Deposits:
  Noninterest bearing                                                     $    29,781,366                           $    28,406,946
  Interest bearing                                                            192,234,900                               188,320,228
                                                                          ----------------                          ----------------
                Total Deposits                                                222,016,266                               216,727,174

Securities sold under agreements to repurchase                                  2,145,276                                 4,652,834
Other short term borrowings                                                           ---                                 1,203,130
Other borrowed funds                                                           11,164,129                                10,908,338
Accrued expenses and other liabilities                                          2,268,656                                 1,367,149
Employee Stock Ownership Plan debt                                                113,940                                   113,940
                                                                          ----------------                          ----------------
                Total liabilities                                             237,708,267                               234,972,565

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                              ---                                       ---
  Common stock of $.01 par value; authorized 2,500,000 shares;
      issued 1,319,045 at September 30, 1997 and December 31, 1996,
      respectively                                                                 13,190                                    13,190
  Surplus                                                                       3,719,905                                 3,691,099
  Retained earnings                                                            21,790,548                                19,942,980
                                                                          ----------------                          ----------------
                                                                               25,523,643                                23,647,269

  Unrealized gain/(loss) on mutual funds and investment
           securities available for sale, net of taxes                             79,362                                  (146,528)
  Treasury stock, 12,944 shares and 15,974 shares at
           September 30, 1997 and December 31, 1996, respectively, at cost       (256,731)                                 (304,009)
  Employee Stock Ownership Plan debt                                             (113,940)                                 (113,940)
                                                                          ----------------                          ----------------
                Net stockholders' equity                                       25,232,334                                23,082,792

                Total liabilities and stockholders' equity                $   262,940,601                           $   258,055,357
                                                                          ================                          ================

See accompanying notes to consolidated financial statements.


   AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
          Consolidated Statements of Earnings
For The Three Months and Nine Months Ended September 30, 1997 and 1996

                                                 Three Months Ended September 30,      Nine Months Ended September 30,
                                                 --------------------------------      -------------------------------

                                                     1997            1996                   1997             1996
                                                 ------------     -----------            -----------      -----------
                                                 (UNAUDITED)       (UNAUDITED)            (UNAUDITED)      (UNAUDITED)
Interest income:
    Interest and fees on loans                    $3,947,688        $3,391,918            $11,309,290       $9,636,596
    Interest and dividends on investment
     securities held to maturity:
        Taxable                                      291,706          323,993                840,116        1,097,980
        Tax-exempt                                    24,830           26,098                 75,295           78,917
                                                 -----------      ------------           ------------     ------------
            Total interest and dividends on
              investment securities-HTM              316,536          350,091                915,411        1,176,897
    Interest and dividends on investment
      securities  available for sale:
        Taxable                                      734,011          706,088              2,208,994        1,965,791
        Tax-exempt                                     5,948            5,947                 17,843            9,516
                                                 -----------      ------------           ------------     ------------
            Total interest and dividends on
             investment securities-AFS               739,959          712,035              2,226,837        1,975,307
    Interest on federal funds sold                    86,870           56,306                281,989          179,244
    Interest on interest-bearing deposits with
      other banks                                     22,852              384                 61,121            1,197
                                                 -----------      ------------           ------------     ------------
            Total interest income                  5,113,905        4,510,734             14,794,648       12,969,241

Interest expense:
    Interest on deposits                           2,436,737        2,191,609              7,098,570        6,308,523
    Interest on securities sold under agreements
      to repurchase                                   18,991          112,344                121,606          352,680
    Interest on other borrowings                     163,458          167,042                495,927          388,005
                                                 -----------      ------------           ------------     ------------
            Total interest expense                 2,619,186        2,470,995              7,716,103        7,049,208
                                                 -----------      ------------           ------------     ------------

            Net interest income                    2,494,719        2,039,739              7,078,545        5,920,033
Provision for loan losses                             78,837           44,674                192,776           39,977
                                                 -----------      ------------           ------------     ------------
            Net interest income after provision
              for loan losses                      2,415,882        1,995,065              6,885,769        5,880,056

Noninterest income:
    Service charges on deposit accounts              218,557          203,172                639,730          592,262
    Investment securities gains/(losses), net              0                0                (40,060)           9,639
    Other                                            262,401          295,591                865,655          969,964
                                                 -----------      ------------           ------------     ------------
            Total noninterest income                 480,958          498,763              1,465,325        1,571,865

Noninterest expense:
    Salaries and benefits                            721,888          726,725              2,292,181        2,165,514
    Net occupancy expense                            245,993          195,398                728,826          597,290
    Other                                            550,209          548,976              1,680,334        1,665,002
                                                 -----------      ------------           ------------     ------------
            Total noninterest expense              1,518,090        1,471,099              4,701,341        4,427,806

Earnings before income tax expense                 1,378,750        1,022,729              3,649,753        3,024,115
Income tax expense                                   516,815          385,403              1,332,605        1,033,394
                                                 -----------      ------------           ------------     ------------

            Net earnings                            $861,935         $637,326             $2,317,148       $1,990,721
                                                 ===========      ============           ============     ============

Net earnings per share                                 $0.66            $0.49                  $1.78            $1.53
                                                 ===========      ============           ============     ============

Weighted average shares outstanding                1,305,575        1,302,793              1,304,423        1,305,136
                                                 ===========      ============           ============     ============

Dividends per share                                    $0.12            $0.11                  $0.36            $0.32
                                                 ===========      ============           ============     ============

See accompanying notes to consolidated financial statements.


            AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                     CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997


                                                                                   Unrealized
                                                                                 Gain/(Loss) on
                                                                                  Mutual Funds    Employee
                                                                                 and Securities     Stock
                                              Common                  Retained    Available for   Ownership     Treasury
                                               Stock      Surplus     Earnings        Sale        Plan debt       Stock     Total
                                            --------    ----------  -----------  --------------  ------------  ---------  ---------

Balance at December 31, 1995                 $13,190    3,685,488   17,749,910       90,775       (170,946)     (99,755) 21,268,662

  Net earnings                                  ---          ---     2,753,354         ---            ---          ---    2,753,354
  Cash dividends paid ($0.43 per share)         ---          ---      (560,284)        ---            ---          ---     (560,284)
  Change in net unrealized gain (loss)
      on mutual funds and investment
      securities available for sale
      of bank subsidiary                        ---          ---          ---      (237,303)          ---          ---     (237,303)
  Payment of Employee Stock Ownership
      Plan Debt                                 ---          ---          ---          ---          57,006         ---       57,006
  Sale of treasury stock (1,111 shares)                     5,611                                               16,887       22,498
  Purchase of treasury stock
      (11,265 shares)                           ---          ---          ---          ---           ---      (221,141)    (221,141)
                                             --------   ---------  -----------    ---------      ---------    ---------  -----------
Balance at December 31, 1996                 $13,190    3,691,099   19,942,980     (146,528)      (113,940)   (304,009)  23,082,792


Through September 30, 1997 (Unaudited):
Net earnings                                    ---          ---     2,317,148         ---           ---          ---     2,317,148
Cash dividends paid ($0.36 per share)           ---          ---      (469,580)        ---           ---          ---      (469,580)
Change in net unrealized gain (loss)
    on mutual funds and investment
    securities available for sale of
    bank subsidiary                             ---          ---           ---      225,890          ---          ---       225,890
Sale of treasury stock (3,398 shares)           ---        28,806         ---          ---           ---        55,926       84,732
Purchase of treasury stock (368 shares)         ---          ---          ---          ---           ---        (8,648)      (8,648)
                                             --------   ---------   ----------    ---------   -----------   ----------  -----------
Balance at September 30, 1997 (Unaudited)    $13,190    3,719,905   21,790,548       79,362      (113,940)    (256,731)  25,232,334
                                             ========   ==========  ==========    =========   ===========   ==========   ==========

See accompanying notes to consolidated financial statements.


         AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                Consolidated Statements of Cash Flows
       For The Nine Months  Ended September 30, 1997 and 1996

                                                                      1997           1996
                                                                  ------------   ------------
                                                                  (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                       $2,317,148     $1,990,721
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                 475,253        626,560
        Accretion of investment discounts & loan fees                 (95,158)      (101,384)
        Provision for loan losses                                     192,776         39,977
        Loss on sale of premises & equipment                            6,126            186
        Loss on sale of other real estate                               3,687           ---
        Increase in interest receivable                              (617,917)      (572,426)
        (Increase)/decrease in other assets                           (31,439)       142,866
        Increase/(decrease) in interest payable                        11,006       (129,291)
        Increase in other liabilities                                 890,501        219,711
                                                                  ------------   ------------
            Net cash provided by operating activities               3,151,983      2,216,920

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                 3,680,272      5,492,133
    Purchases of investment securities held to maturity            (3,366,275)          ---
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                               5,843,600      2,535,075
    Proceeds from sale of investment securities available
        for sale                                                   10,870,613      5,915,851
    Purchases of investment securities available for sale         (18,076,850)   (21,387,565)
    Net increase in loans                                         (16,413,068)   (21,472,325)
    Purchases of premises and equipment                              (499,059)      (181,100)
    Purchases of rental property                                       (1,670)        (1,310)
    Net increase in interest-bearing deposits with
        other banks                                                  (636,277)       (16,729)
                                                                  ------------   ------------
            Net cash used in investing activities                 (18,598,714)   (29,115,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in non-interest bearing deposits,
        NOW accounts and savings accounts                           9,120,120     17,355,524
    Net (decrease)/increase in certificates of deposit             (3,831,028)     5,804,238
    Net (decrease)/increase in securities sold under agreements
        to repurchase                                              (2,507,558)     2,076,731
    Increase in borrowings from FHLB                                  270,976      4,925,000
    Net (decrease)/increase in other short-term borrowings         (1,203,130)       800,513
    Net decrease in other long-term debt                              (15,185)       (15,477)
    Proceeds from sale of Treasury Stock                               84,732         16,887
    Purchase of treasury stock                                         (8,648)      (221,141)
    Dividends paid                                                   (469,580)      (411,335)
                                                                  ------------   ------------
            Net cash provided by financing activities               1,440,699     30,330,940
                                                                  ------------   ------------

Net (decrease)/increase in cash and cash equivalents              (14,006,032)     3,431,890
Cash and cash equivalents at beginning of period                   27,172,715     18,750,543
                                                                  ------------   ------------
Cash and cash equivalents at end of period                        $13,166,683    $22,182,433
                                                                  ============   ============


Supplemental information on cash payments:
        Interest paid                                              $7,705,097     $7,178,499
                                                                  ============   ============

        Income taxes paid                                            $822,846     $1,033,394
                                                                  ============   ============

Supplemental information on noncash transactions:
        Change in unrealized gain (loss) on investment
            securities available for sale, net of change
            in deferred tax                                         $225,890      ($459,628)
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





NOTE 2- ACCOUNTING PRONOUNCEMENTS



          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The impact on the Company's financial statements of the provisions of Statement 128 is not expected to be material.



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


NOTE 3 - DERIVATIVES DISCLOSURE


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 1997 and 1996.



SUMMARY


     Net income of $862,000 for the quarter ended September 30, 1997 represented an increase of $225,000 (35.3%) from the Company's net income of $637,000 for the same period of 1996. Earnings per average Share of Common Stock outstanding increased $0.17 (34.6%) to $0.66 during the third quarter of 1997 from $0.49 for the third quarter of 1996. Net income increased $326,000 (16.4%) to $2,317,000 for the nine month period ended September 30, 1997 compared to $1,991,000 for the same period of 1996. During the three month and nine month periods ended September 30, 1997 compared to the same periods of 1996, the Company experienced increases in net interest income and noninterest expense due to continued growth of the Company, offset by slight decreases in noninterest
income.   The net yield on total interest earning assets was 3.91% for the nine months ended September 30, 1997 compared to 3.68% for the nine months ended September 30, 1996. While the Prime interest rate was at a slightly higher level during the first nine months of 1997, compared to the first nine months of 1996, this increase in the net yield on interest earning assets is due primarily to the repricing of the one and two year special offering certificates of deposit to current market rates. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.



     Total assets of $262,941,000 at September 30, 1997 reflected an increase of $4,886,000 (1.9%) over total assets of $258,055,000, at December 31, 1996. This increase resulted primarily from increases in total loans, net of unearned income, offset by decreases in cash and due from banks and federal funds sold and securities purchased under agreement to resell.



FINANCIAL CONDITION

     INVESTMENT SECURITIES

     Investment securities held to maturity were $18,729,000 and $19,051,000 at September 30, 1997 and December 31, 1996, respectively. This decline of $322,000 (1.7%) resulted almost entirely from scheduled paydowns and calls of principal. The increase of $1,760,000 (4.0%) in investment securities available for sale to $45,787,000 at September 30, 1997 from $44,027,000 at December 31, 1996, reflects the reinvestment of funds from maturities of investment securities held to maturity. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning.

     Federal funds sold decreased $7,200,000 (61.3%) to $4,545,000 at September 30, 1997 from $11,745,000 at December 31, 1996. This decrease is a result of the expected outflow of public funds. These fluctuations reflect normal activity in the Bank's funds management efforts.

     LOANS

     Total loans, net of unearned income, of $178,024,000 at September 30, 1997 reflected an increase of $16,306,000 (10.1%) compared to the total loans of $161,718,000, net of unearned income, at December 31, 1996. This growth continues to occur primarily in the commercial and consumer real estate mortgage portfolios due to strong customer demand and a stable local real estate market. Commercial and consumer real estate mortgage loans represented approximately 25.6% and 36.0% of the Bank's total loan portfolio at September 30, 1997, respectively. In addition, the Bank experienced some growth in its consumer installment loans during the first nine months of 1997. The net yield on loans was 8.86% for the nine months ended September 30, 1997 compared to 8.74% for the nine months ended September 30, 1996. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

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


     The allowance for loan losses was $2,179,000 at September 30, 1997. Management believes that this level of reserves (1.22% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

     During the first nine months of 1997, the Bank made $193,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, coupled with the relatively low level of net charge-offs. For the nine months ended September 30, 1997, the Bank had charge-offs of $162,000 and recoveries of $54,000.

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At September 30, 1997, 85 loans totaling $2,732,000, or 1.53% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 69 loans totaling $2,269,000, or 1.4% of total loans outstanding, net of unearned income, at December 31, 1996. At September 30, 1997, the amount of impaired loans was $585,000 compared to $620,000 at December 31, 1996.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, were $76,000 at September 30, 1997 compared to $107,000 at December 31, 1996. This change resulted from a decrease of $31,000 in nonaccrual loans.

     DEPOSITS

     Total deposits increased $5,289,000 (2.4%) to $222,016,000 at September 30, 1997, as compared to $216,727,000 at December 31, 1996. Noninterest-bearing deposits increased $1,374,000 (4.8%) during the first nine months of 1997 while total interest-bearing deposits increased $3,915,000 (2.1%) to $192,235,000 at September 30, 1997 from $188,320,000 at December 31, 1996. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 5.05% for the nine months ended September 30, 1997 compared to 5.22% for the same period of 1996. During the first nine months of 1997, the Bank experienced an increase of approximately $10,042,000 (23.5%) in its Money Market Deposit accounts. This increase was offset by a decrease in certificates of deposits under $100,000 of approximately $2,561,000 (3.3%) during the first nine months of 1997 and a decrease in public deposits of approximately $3,615,000. The Company considers the shifts in the deposit mix and the deposit runoff to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     CAPITAL RESOURCES AND LIQUIDITY

     The Company's consolidated stockholders' equity was $25,232,000 at September 30, 1997, compared to $23,083,000 at December 31, 1996. This represents an increase of $2,149,000 (9.3%) during the first nine months of 1997. Net earnings for the first nine months of 1997 continues to exceed net earnings for the same period of 1996. In addition, the Company experienced a change in the fair value of its investment securities available for sale to an unrealized gain, net of taxes, at September 30, 1997 from an unrealized loss, net of taxes, at December 31, 1996. Also, during the nine month period ended September 30, 1997, the Company purchased 368 shares of Treasury Stock and reissued 3,398 shares of Treasury Stock in conjunction with the Dividend Reinvestment Plan. During the first nine months of 1997, cash dividends of $470,000, or $0.36 per Share, were declared on Common Stock, compared to $417,000, or $0.32 per Share for the first nine months of 1996.

     The Company's Leverage capital ratio was 8.59%, Tier I capital ratio was 12.81% and Total Capital ratio was 14.04% at September 30, 1997. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0%
leverage capital, 4.0% Tier I capital and 8.0% Total Capital.   Based on current
regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary source of liquidity during the first nine months of 1997 continues to be through maturities, calls and paydowns of investment securities, investment securities sold under agreements to repurchase, coupled with an additional advance from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to purchase investment securities available for sale and to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $10,896,000, leaving credit available, net of advances drawn down, of approximately $14,104,000 at September 30, 1997.

     Net cash provided by operating activities of $3,152,000 for the nine months ended September 30, 1997, consisted primarily of net earnings. Net cash used in investing activities of $18,599,000 funded investment securities available for sale purchases and loan growth of $18,077,000 and $16,413,000, respectively, offset by proceeds from investment sales, maturities, calls and paydowns of $10,871,000. The $1,441,000 in net cash provided by financing activities resulted from a net increase in deposits of $5,289,000 offset by decreases of $2,508,000 in securities sold under agreements to repurchase and $1,203,000 in decreases in other short-term borrowings.

     INTEREST RATE SENSITIVITY MANAGEMENT

     At September 30, 1997, interest sensitive assets that repriced or matured within the next 12 months were $139,425,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $165,384,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $25,959,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 84.3%. This compares to a cumulative GAP position at December 31, 1996, of a negative $19,636,000 and a GAP ratio of 87.3%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. The Company entered into a $10,000,000 notional value interest rate swap during the second quarter of 1997 to reduce the cost of funds on its 2 year 6.25% certificates of deposit and to better match funding of variable rate assets. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at September 30, 1997, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over 12 months.



RESULTS OF OPERATIONS

     NET INCOME

     Net income increased $225,000 (35.3%) to $862,000 for the three month period ending September 30, 1997 compared to $637,000 for the same period of 1996. Earnings per average Share of Common Stock outstanding was $0.66 and $0.49 for the third quarter of 1997 and 1996, respectively, an increase of 34.7%. Net income increased $326,000 (16.4%) for the nine month period ended September 30, 1997.. The increases for the three and nine month periods ending September 30, 1997, compared to the same period of 1996, resulted primarily from increases in net interest income and increases in service charges on deposit accounts, offset by decreases in other income, losses on investment securities and increases in salaries and benefits, net occupancy expense and income tax expense.

     NET INTEREST INCOME

     Net interest income was $2,495,000 for the third quarter of 1997. The increase of $455,000 (22.3%) over $2,040,000 for the same period of 1996, resulted as interest income increased and interest expense increased only moderately due to lower average rates paid on deposits. Net interest income increased $1,159,000 (19.6%) to $7,079,000 for the nine months ended September 30, 1997, compared to $5,920,000 for the nine months ended

September 30, 1996. The net taxable yield on the Company's interest earning assets increased 11 basis points during the first nine months of 1997, compared to the same period of 1996. Also, the net yield on earning assets increased nine basis points from year-end 1996. The prime rate for the first nine months of 1997 was slightly higher than its level for the first nine months of 1996. During the third quarter of 1997, the Company's GAP position became more liability sensitive to changes in interest rates as compared to December 31, 1996. The Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     INTEREST INCOME

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $5,114,000 and $4,511,000 for the three months ended September 30, 1997 and 1996, respectively. This represents an increase of $603,000 (13.4%) for the third quarter of 1997. For the nine months ended September 30, 1997, interest income was $14,795,000, an increase of $1,826,000 (14.1%) compared to $12,969,000 for the same period of 1996. This change for the first nine months of 1997 resulted as the average volume of interest earning assets outstanding increased $27,129,000 (12.6%) over the same period of 1996. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $3,948,000 and $3,392,000 for the third quarter of 1997 and 1996, respectively. This reflects an increase of $556,000 (16.4%) during the three months ended September 30, 1997 over the same period of 1996. For the nine month period ended September 30, 1997, interest and fees on loans increased $1,672,000 (17.3%) to $11,309,000 from $9,637,000 for the same period of 1996.
The average volume of loans increased $23,343,000 (15.9%) as of September 30, 1997 compared to the same period of 1996, while the Company's yield on loans increased 12 basis points comparing these same periods.

     Interest income on investment securities held to maturity decreased $34,000 (9.6%) to $317,000 for the three month period ended September 30, 1997, compared to $350,000 for the same period of 1996. Interest income on investment securities held to maturity decreased $261,000 (22.2%) to $915,000 from $1,177,000 for the nine months ended September 30, 1997 as compared to the same period of 1996. These declines were attributed almost entirely to the 24.0% decline in the average volume outstanding, as the net yield on these average balances increased 16 basis points. For the three month period ended September 30, 1997, interest income on investment securities available for sale increased $28,000 (3.9%) to $740,000 from $712,000 for the same period of 1996. Interest income on investment securities available for sale increased $252,000 (12.7%) to $2,227,000 from $1,975,000 for the nine months ended September 30, 1997 as compared to the same period of 1996. The Company's average volume of investment securities available for sale was $5,547,000 (13.8%) greater for the first nine months of 1997, compared to the same period of 1996, while the net yield on these average balances decreased 6 basis points. Management continues to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     INTEREST EXPENSE

     Total interest expense increased $148,000 (6.0%) to $2,619,000 for the third quarter of 1997 compared to $2,471,000 for the same period of 1996. Total interest expense increased $667,000 (9.5%) to $7,716,000 from $7,049,000 for the nine months ended September 30, 1997 and 1996, respectively. These changes resulted as the Company's average interest-bearing liabilities outstanding increased 13.1% while the rates paid on these liabilities decreased 17 basis points during the first nine months of 1997 compared to the same period of 1996. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, increased $245,000 (11.2%) to $2,437,000 for the third quarter of 1997 compared to $2,192,000 for the same period of 1996. Interest on deposits was $7,099,000 and $6,309,000 for the nine months ended September 30, 1997 and 1996, respectively. This represents an increase of $790,000 or 12.5%. While the Bank has allowed the one and two year, special rate certificates of deposit to adjust downward to its current market interest rates, the Company is still experiencing some of the effects of offering above market rates on its two year certificates of deposit during the first quarter of 1995.

This campaign, to develop a larger local core deposit base and market share, is a factor on the Bank's overall increased cost of funds. Other factors include a shift into higher yielding money market deposit accounts, as well as increases in time deposits open accounts ("TDOA") accounts.

     Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, was $182,000 and $279,000 for the third quarter of 1997 and 1996, respectively. This represents a decrease of $97,000 or 34.8%. For the nine months ended September 30, 1997, interest expense on borrowed funds decreased $123,000 (16.6%) to $618,000 from $741,000 for the same period of 1996. These decreases for both the three month and nine month periods ended September 30, 1997 are due to decreases in both the average volume and rate paid on investment securities sold under agreements to repurchase, offset by increases in the level of other borrowings. The volume of investment securities sold under agreements to repurchase has decreased due to certain public funds being moved from such repurchase agreements into money market accounts during 1997.

     PROVISION FOR LOAN LOSSES

     The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $193,000 for the nine months ended September 30, 1997 compared to $40,000 for the nine months ended September 30, 1996. The increase in the provision for loan losses during the first nine months of 1997, is entirely due to the significant increases in the loan portfolio. See "--Allowance for Loan LosseS AND RISK ELEMENTS."


     NONINTEREST INCOME

     Noninterest income decreased $18,000 (3.6%) to $481,000 for the third quarter of 1997 from $499,000 for the same period of 1996. Noninterest income was $1,465,000 and $1,572,000 for the nine months ended September 30, 1997 and 1996, respectively. This represents a decrease of $107,000 or 6.8%. These changes are primarily the result of losses on investment securities of $40,000 and decreases in noninterest loan income and fees, offset by increases in service charges on deposit accounts.

     Service charges on deposits accounts increased $16,000 (7.9%) to $219,000 for the third quarter of 1997 from $203,000 for the third quarter of 1996. Service charges on deposit accounts was $640,000 and $592,000 for the nine months ended September 30, 1997 and 1996, respectively. This represents an increase of $48,000 or 8.1%. These increases are due primarily to an increase in income on nonsufficient funds and overdraft charges coupled with a slight general increase in regular monthly services charges on deposit accounts.

     Other noninterest income decreased $34,000 (11.5%) to $262,000 for the third quarter of 1997 from $296,000 for the same period of 1996. Other noninterest income was $866,000 and $970,000 for the nine months ended September 30, 1997 and 1996, respectively. This represents a decrease of $104,000 or 10.7%. These decreases for the both the three month and nine month periods ended September 30, 1997 resulted from a slight decrease in rental income and the receipt in the third quarter of 1996 of a one-time dividend paid in connection with the sale of Alert stock held by the Company.


     NONINTEREST EXPENSE

     Total noninterest expense was $1,518,000 and $1,471,000 for the third quarter of 1997 and 1996, respectively, representing an increase of $47,000 or 3.2%. For the nine months ended September 30, 1997, total noninterest expense increased $273,000 (6.2%) to $4,701,000 from $4,428,000 for the same period of
1996. These increases were due primarily to increases in salaries and benefits expense, FDIC deposit insurance premium expense and professional fees expense.

     Salaries and benefits expense was $722,000 and $727,000 for the three months ended September 30, 1997 and 1996, respectively. This represents a decrease of $5,000 (0.7%) in the third quarter of 1997 compared to the third quarter of 1996. During the nine month period ended September 30, 1997, salaries and benefits expense increased $126,000 (5.8%) to $2,292,000 from $2,166,000 for the same period of 1996. This increase is due to merit and cost-of-living raises and the cost of benefits associated with such increases.

     Net occupancy expense was $246,000 for the third quarter of 1997, which represented an increase of $51,000 (26.2%) over the level of $195,000 for the same period of 1996. For the nine month period ended September 30, 1997, net occupancy expense increased $132,000 (22.1%) to $729,000 form $597,000 for the same period of 1996. These increases continue to result from increases in depreciation expense associated with the renovation of the Bank's main office, Kroger branch, and addition of the Winn-Dixie branch and service contracts on furniture and equipment due to the purchase of computer equipment, coupled with a slight decrease during the first nine months of 1997 in general furniture and equipment repair and maintenance expense.

     For the third quarter of 1997, other noninterest expense increased $1,000 (0.2%) to $550,000 from $549,000 for the third quarter of 1996. Other noninterest expense was $1,680,000 and $1,665,000 for the nine months ended September 30, 1997 and 1996, respectively. This represents an increase of $15,000 or 0.9%.


     INCOME TAXES

     Income tax expense was $517,000 and $385,000 for the third quarter of 1997 and 1996, respectively. This represents an increase of $132,000 or 34.3%. For the nine months ended September 30, 1997, income tax expense increased $300,000 (29.0%) to $1,333,000 from $1,033,000 for the nine months ended September 30, 1996. These levels represent an effective tax rate on pre-tax earnings of 36.5% for the nine months ended September 30, 1997 and 34.2% for the same period of 1996.

     IMPACT OF INFLATION AND CHANGING PRICES

     Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services since such prices are effected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of desired performance levels. However, relatively low levels of inflation in recent years have resulted in a rather insignificant effect on the Company's operations.


AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates


                                                                                      Nine Months Ended June 30,
                                                                   ------------------------------  ------------------------------
                                                                              1997                            1996
                                                                   ------------------------------  ------------------------------
                                                                       Average              Yield/     Average              Yield/
                             ASSETS                                    Balance   Interest    Rate      Balance   Interest    Rate
               --------------------------------                        -------   --------   ------     -------   --------   ------
Interest Earning Assets:
    Loans, net of unearned income (1)                               $   170,580    11,309      8.86%    147,237     9,637      8.74%
    Investment securities held to maturity:
        Taxable                                                          16,100       840      6.98%     21,666     1,098      6.77%
        Tax-exempt                                                        1,547        75      6.51%      1,555        79      6.79%
                                                                      --------------------            --------------------
                Total investment securities held to maturity             17,647       915      6.93%     23,221     1,177      6.77%
    Investment securities available for sale:
        Taxable                                                          45,193     2,209      6.54%     39,884     1,966      6.58%
        Tax-exempt                                                          494        18      4.87%        256        10      5.22%
                                                                      --------------------            --------------------
                Total investment securities available for sale           45,687     2,227      6.52%     40,140     1,976      6.58%
    Federal funds sold                                                    6,672       282      5.65%      4,373       179      5.47%
    Interest bearing deposits with other banks                            1,536        61      5.31%         22         1      6.07%
                                                                      --------------------            --------------------
                Total interest earning assets                           242,122    14,794      8.17%    214,993    12,970      8.06%
Allowance for loan losses                                                (2,136)                         (2,045)
Cash and due from banks                                                   7,601                           7,027
Premises and equipment                                                    3,596                           3,552
Rental property, net                                                      1,868                           1,969
Other assets                                                              3,699                           2,811
                                                                      ----------                      ----------
                Total Assets                                        $   256,750                         228,307
                                                                      =========                       =========

          LIABILITIES & STOCKHOLDERS' EQUITY
        ---------------------------------------
Interest bearing liabilites:
    Deposits:
        Demand                                                      $    19,985       312      2.09%     20,135       311      2.06%
        Savings and Money Market                                         57,826     1,934      4.47%     39,860     1,164      3.90%
        Certificates of deposits less than $100,000                      72,028     3,220      5.98%     75,365     3,757      6.66%
        Certificates of deposit and other time deposits of
           $100,000 or more                                              38,145     1,632      5.72%     25,976     1,077      5.54%
                                                                     --------------------            --------------------
            Total interest bearing deposits                             187,984     7,098      5.05%    161,336     6,309      5.22%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                        3,119       122      5.23%      8,569       353      5.50%
    Other short term borrowings                                             276        11      5.33%        549        22      5.35%
    Other borrowed funds                                                 11,010       480      5.83%      8,357       357      5.71%
    Employee stock ownership plan debt                                      114         5      5.86%        171         9      7.03%
                                                                      --------------------            --------------------
            Total interest bearing liabilities                          202,503     7,716      5.09%    178,982     7,050      5.26%
Noninterest bearing demand deposits                                      27,658                          25,759
Accrued expenses and other liabilities                                    2,565                           1,876
Stockholder's equity                                                     24,024                          21,690
                                                                      ----------                      ----------
            Total Liabilities and shareholder's equity              $   256,750                         228,307
                                                                       =========                       =========
Net Interest Income                                                                $7,078                           5,920
                                                                                 =========                       =========
Net Yield on Total Interest Earning Assets                                                     3.91%                           3.68%
                                                                                           =========                       =========

(1) Loans on nonaccrual status have been included in the computation of average balances.

                                  SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AUBURN NATIONAL BANCORPORATION, INC.
                                                    (Registrant)



Date:  November 11, 1997               By: /s/ E. L. Spencer, Jr.
     ---------------------                ---------------------------
                                           E. L. Spencer, Jr.
                                           President, CEO and Director



Date:  November 11, 1997               By: /s/ Linda D. Fucci
     ----------------------                -----------------------
                                           Linda D. Fucci
                                           Chief Financial Officer and
                                           Principal Accounting Officer

PART II  OTHER INFORMATION


                     AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)

                                 EXHIBIT INDEX



Exhibit                                                          Sequentially
Number        Description                                        Numbered Page
------        -----------                                        -------------

4.A    Certificate of Incorporation of Auburn National
          Bancorporation, Inc.  *                                      ---

4.B    Bylaws of Auburn National Bancorporation, Inc.  *               ---

10.A   Auburn National Bancorporation, Inc. 1994 long
          Long-term Incentive Plan.  *                                 ---

10.B   Lease and Equipment Purchase Agreement, Dated
          September 15, 1987.  *                                       ---

11     Statement Regarding Computation of Per Share
          Earnings                                                      17


27     Financial Data Schedule                                          18




-------------------------
* Incorporated by reference from Registrant's Registration
Statement on Form SB-2.


(b) There were no reports filed on Form 8-K for the quarter ended September 30, 1997.