Form 10KSB40
period 1997-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 1998-03-31
CIK 750574

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997        Commission File No.  0-26486

                     Auburn National Bancorporation, Inc.
                (Name of small business issuer in its charter)

          Delaware                                               63-0885779
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      165 East Magnolia Avenue, Suite 203
                             Auburn, Alabama 36830
                                (334) 821-9200
         (Address and telephone number of principal executive offices)

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                     Name of each exchange
      Title of each class                             on which registered
      -------------------                              ------------------
                                                            None

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Stock of $.01 par value
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $21,920,381.

The aggregate market value of the common stock held by non-affiliates of registrant as of February 27, 1998, computed by reference to the price at which the stock was sold as of such date, was $46,894,405.

As of February 27, 1998, there were issued and outstanding 1,308,191 shares of the registrant's $.01 par value common stock.

Transitional Small Business Disclosure Format:     Yes  [_]    No  [ x ]

                                    PART I


     SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
     Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from those expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements including those described under interest rate management, due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.


ITEM 1.    BUSINESS

     Auburn National Bancorporation, Inc. ("the Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company was incorporated in Delaware in 1990, and in 1994 it succeeded its Alabama predecessor as the bank holding company controlling AuburnBank, an Alabama state bank with its principal office in Auburn, Alabama (the "Bank"). The Company and its predecessor have controlled the Bank since 1984. As a bank holding company, the Company facilitates the Bank's ability to serve its customers' requirements for financial services. The holding company structure permits diversification by the Company into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable law. The holding company structure also provides greater financial and operating flexibility than is presently permitted to the Bank. During 1997, the Company also owned 100% of the stock of ANB Systems, Inc., an inactive subsidiary ("ANB Systems," and collectively with the Bank, the "Subsidiaries") which was dissolved on November 11, 1997.

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

(iii) investments of money market instruments, U.S. government and agency obligations, and state, county, and municipal bonds; and (iv) other financial services. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Services

The Bank offers checking, savings, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDAs") and certificates of deposit, and is an active residential mortgage lender in its primary service area ("PSA"). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products. During 1995, the Bank sold its credit card portfolio and began providing credit cards, including MasterCard(R), MasterCard Gold, Visa(R), and Visa Gold through an agent bank arrangement with Columbus Bank & Trust Company in Columbus, Georgia. The Bank is one of the largest providers of automated teller services in East Alabama with 13 locations and was one of the nine original founders of Alabama Network, Inc. (Alert(R)), an Alabama ATM network that processes more than 18 million transactions annually. As of December 31, 1996, the Bank owned 12.5% of the stock of Alert(R). The Company was a one eighth owner of Alert(R). On January 1, 1997, Alert(R), Internet, Inc., and Southeast Switch, Inc. merged to become Honor Technologies, Inc. (Honor). At December 31, 1996, the Company was paid a one time special dividend of $150,000 from Alert(R), in connection with the merger of these ATM networks. Pursuant to such merger, the Company received an equity position in Honor equal to 0.3125% of combined total equity and a 30 month waiver of certain fees in Honor. The Bank's Tiger Teller ATM cards can be used internationally through the Cirrus(R) network. Starting in 1998, the Bank is offering VISA Checkcards, which are ATM cards with the VISA logo that work like checks but can be used anywhere VISA is accepted.

Competition

     The banking business in Alabama, including Lee County, is highly competitive with respect to loans, deposits, and other services, and the area is dominated by a number of major banks and bank holding companies which have numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans, and other business with these banks, as well as with credit unions, mortgage companies, insurance companies, and other local and nonlocal financial institutions, including services offered through the mail, by telephone and over the Internet. Among the advantages that certain of these institutions have vis-a-vis the Bank are their ability to finance extensive advertising campaigns and to allocate and diversify their assets among loans and securities of the highest yield and in locations with the greatest demand.

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

Selected Economic Data

     The Bank's primary service area ("PSA") includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Lee County's population is approximately 96,000, which ranks it 11th in the state. The 1994 per capita income in Lee County was $15,438, which ranked it 32nd in the state. Unemployment has been relatively low in Lee County, and during 1997, the County had average unemployment of 3.6%.

     Approximately 71% of the land in Lee County is devoted to agriculture, with 91% comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company's PSA include magnetic recording tapes, tires, textiles, small gasoline engines, and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, Quantegy Corporation, Uniroyal-Goodrich, West Point Stevens, and Briggs & Straton.

Loans and Loan Concentrations

     The Bank makes loans for commercial, financial, and agricultural purposes, as well as for real estate mortgage, real estate construction, and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate construction, agricultural, and consumer lending than with real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards, which are substantially similar for each type of loan, used in evaluating each extension of credit on an individual basis. These standards include a review of the economic conditions affecting the borrower, the borrower's financial strength and capacity to repay the debt, the underlying collateral, and the borrower's past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan.

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

Employees

     At December 31, 1997, the Company had 2 full-time equivalent employees, both of which are officers, and the Bank had 102 full-time equivalent employees, including 13 officers.

                          SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's and the Bank's business. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

Bank Holding Company Regulation

     The Company, as a bank holding company, is subject to supervision and regulation by the Federal Reserve under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Bank. The State of Alabama does not regulate bank holding companies.

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

     The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or any non-bank subsidiaries. The Company and the Bank are also subject to Section 23A of the Federal Reserve Act, which defines "covered transactions," which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank as prevailing at the time for transactions with unaffiliated companies.

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

Bank Regulation Generally

     The Bank is subject to supervision, regulation, and examination by the Federal Reserve and the Alabama Superintendent, which monitor all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, and capital. In addition, the Federal Reserve is responsible for conducting special, periodic examinations for compliance with federal regulations. The Bank is a member of the FDIC Bank Insurance Fund ("BIF") and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See "FDIC Insurance Assessments."

     The powers of Alabama chartered banks include certain provisions designed to provide such banks with competitive equality to the powers of national banks regulated by the Office of the Comptroller of the Currency ("OCC").

     In December 1996, the Federal Reserve adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including capital adequacy, asset quality, management, earnings, and liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component for sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is generally given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor, and control exposure to market risk and the nature and complexity of interest rate risk exposure arising from nontrading positions.

     Under the Community Reinvestment Act of 1977 (the "CRA"), the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, is required to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. An unsatisfactory CRA record may constitute grounds for denial of such application.

     Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors were replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests are applied by the institutions's primary federal regulator taking into account such factors as: (i) demographic data about the community;
(ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The lending test - the most important of the three tests for all institutions other than wholesale and limited purpose (e.g. credit card) banks - evaluates an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

     Each of these lending categories are weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test includes: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies take into account in making their assessments, lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions are required to report data on their small business and small farm loans as well as their mortgage loans.

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

     In addition, a financial institution has the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it has developed in cooperation with local community groups. In order to be rated under a strategic plan, an institution is required to obtain the prior approval of its federal regulator.

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

Payment of Dividends

     The Company is a legal entity separate and distinct from its subsidiary. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses. During 1997, the Bank paid cash dividends of $697,000 to the Company.

     In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory and state authorities are authorized to determine, under certain circumstances relating to the financial condition of a state member bank or a bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve and the Alabama Superintendent have indicated that paying dividends that deplete a state member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve and the Alabama Superintendent have indicated that financial depository institutions should generally pay dividends only out of current operating earnings.

Capital

    The Federal Reserve has adopted final risk-based capital guidelines for bank holding companies and state member banks. As fully phased-in at the end of 1992, the guideline for a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill ("Tier 1 risk-based capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of any loan loss allowance ("Tier 2 risk-based capital" and, together with Tier 1 risk-based capital, "Total risk-based capital").

     In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks which provide for a minimum leverage ratio of Tier 1 risk-based capital to adjusted average quarterly assets ("Tier 1 leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

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

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total risk-based capital ratio, Tier 1 risk-based capital ratio, and the Tier 1 leverage ratio. Under the regulations, a state member bank will be (i) well capitalized if it has a Total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by a federal regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of less than 4% (3% in certain circumstances), (iv) significantly undercapitalized if it has a Total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of less than 3%, or
(v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets. Under the current guidelines, the Company and the Bank are considered well capitalized.

     As of December 31, 1997, the consolidated capital ratios of the Company and the Bank were as follows:


                                             Regulatory
                                                Minimum          Company       Bank
                                             ----------          -------       ------
          Tier 1 risk-based capital ratio          4.0%           14.06%       12.72%
          Total risk-based capital ratio           8.0%           15.22%       13.89%
          Tier 1 leverage ratio                3.0-5.0%            9.80%        8.84%


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

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments (FICO). The Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"), and it has no deposit insured by the Savings Association Insurance Fund ("SAIF"). Prior to January 1, 1996, the annual premiums ranged from $.04 to $.31 for every $100 of BIF deposits. In 1996, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods beginning January 1, 1996, the annual premiums range from zero to $.27 for every $100 of deposits. In addition, the FDIC Board eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996, by crediting such amount against each BIF member's first semiannual assessment in 1997. EGRPRA recapitalized the FDIC's SAIF Fund to bring it into parity with BIF. As part of this recapitalization, The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF. The actual annual assessment rates for FICO for 1997 have been set at 1.296 basis points for BIF-assessable deposits and 6.480 basis points for SAIF deposits.

     Each financial institution is assigned to one of three capital groups -well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. For the years 1996 and before the actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the years ended December 31, 1997, 1996 and 1995 the Bank paid $26,000, $2,000 and $192,000, respectively, in BIF deposit insurance premiums.

Legislative and Regulatory Changes

     Various legislative and regulatory proposals regarding changes in banking, and the regulation of banks and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Alabama. Among other items under consideration are changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

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

Fiscal and Monetary Policy

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company cannot be predicted. While the Federal Reserve increased the discount rate once in 1995 to curb inflation, it lowered the discount rate in January 1996 to avoid a possible stalling of a period of moderate economic growth. There have been no changes to the discount rate since January 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Effects of Inflation and Changing Prices" and "-Interest Rate Sensitivity Management."

ITEM 2.   DESCRIPTION OF PROPERTY

     The Bank conducts its business from its main office and three branches. The main office is located in the center of Auburn, Alabama, in a 16,150 square foot building that is owned by the Bank. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank's operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces.

     The Bank's Kroger branch is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama. On September 15, 1987, the Bank entered into a 15-year lease agreement for approximately 300 square feet of space in the supermarket. This branch offers the full line of the Bank's services, with the exception of loans and safe deposit boxes.

     The Opelika branch is located in Opelika, Alabama, in a 4,000 square foot building. This branch is owned by the Bank and was built in 1991. This branch offers the full line of the Bank's services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles, including two handicapped spaces.

     The Bank's Winn Dixie branch which opened on April 3, 1997 is located in the Winn Dixie supermarket in the Tiger Crossing Shopping Center on the south side of Auburn, Alabama. The Bank entered into a five year lease agreement for approximately 350 square feet of space in the supermarket. This branch offers the full line of the Bank's services, with the exception of loans and safe deposit boxes.

     The Bank has entered into a contract with Wal-mart to open a full service branch subject to approval from the State Banking Department and the Federal Reserve Bank inside the Wal-mart in Phenix City, Alabama, which is 10 miles south of Auburn, Alabama. The branch is tentatively scheduled to open August 1998. The Bank's initial investment in fixed assets are expected to be approximately $320,000. In the first year of operation, the Bank estimates that income will be reduced by approximately $150,000, due to various factors such as depreciation expense, start-up costs, and operating costs related to this branch.

     The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

     In addition, the Bank leases from the Company approximately 8,300 square feet of space in the AuburnBank Center (the "Center"), which is located next to the main office. This building, which has approximately 18,000 square feet of space, is also leased to outside third parties. Leases between the Bank and the Company are based on the same terms and conditions as leases to outside third parties leasing space in the same building. The Bank's data processing activities, as well as other operations, are located in this leased space. The parking lot provides parking for approximately 120 vehicles, including handicapped parking.

     The Bank also owns a two-story building located directly behind the main office. The first floor of this building is leased to outside third parties.

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

     In 1994, the Bank acquired a piece of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank ("UST") containing petroleum products from the site. In March 1995, the Alabama Department of Environmental Management ("ADEM") requested that the Bank submit a Secondary Investigation Plan ("Secondary Investigation") as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy
R. Weston, Inc. ("Weston"), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM's Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. Quarterly groundwater monitoring will continue in 1998 as required by ADEM. Samples from the eight (8) existing monitoring wells will be collected and analyzed by Roy F. Weston, Inc. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 1998 will be approximately $9,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective February 7, 1995, the Company engaged in a public offering (the "Public Offering"). The Company's Common Stock is listed on the Nasdaq SmallCap Market, under the symbol AUBN. The following table sets forth, for the indicated periods, the high and low closing sale prices for Company's Common Stock as reported on the Nasdaq SmallCap Market.



                                            Estimated                       Cash
                                            Price Range                  Dividends
                                            Per Share(1)                 Declared
                                       ---------------------             ----------
                                        High             Low
                                        ----             ---
              1997
              First Quarter           $  27.50         $  23.50          $  0.12
              Second Quarter             26.00            23.00             0.12
              Third Quarter              29.50            23.50             0.12
              Fourth Quarter             41.50            34.00             0.12

              1996
              First Quarter              20.25            19.00             0.10
              Second Quarter             20.25            19.25             0.11
              Third Quarter              20.50            19.25             0.11
              Fourth Quarter             23.50            21.50             0.11
--------------

              (1)  The price information represents actual transactions.

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

     The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company during the three years ended December 31, 1997, 1996 and 1995. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Summary

     Net earnings increased $327,000 (11.9%) to $3,080,000 during 1997 from $2,753,000 for the year ended December 31, 1996. Basic income per share was $2.36 and $2.11 for 1997 and 1996, respectively, an increase of 11.8%. Comparatively, net earnings during 1996 increased $662,000 (31.7%) from the 1995 total of $2,091,000, while basic income per share showed a similar increase of $0.50 per share for 1996 from a 1995 per share total of $1.61. The increase in net earnings for 1997 is attributable to higher net interest income for the year. The increase in 1996 was due to higher levels of net interest income and noninterest income and lower noninterest expense as compared to 1995. See "FINANCIAL CONDITION -- CAPITAL RESOURCES" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" tables.

     Total assets at December 31, 1997 and 1996 were $264,734,000 and $258,055,000, an increase of $6,679,000 (2.6%). The Company's growth during 1997 resulted primarily from the growth in loans. See "FINANCIAL CONDITION-INVESTMENT SECURITIES AND LIQUIDITY."

Financial Condition

     Investment Securities

     Investment securities held to maturity were $14,364,000 and $17,903,000 at December 31, 1997 and 1996, respectively. This decline of $3,539,000 (19.8%) in 1997 resulted entirely from scheduled paydowns, calls and maturities. The securities available for sale portfolio was $40,446,000 and $44,027,000 at December 31, 1997 and 1996, respectively. This decrease of $3,581,000 (8.1%) reflects the reinvestment of investment funds to fund loan growth. See "-- LOANS AND LIQUIDITY."

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

     The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:


                                                          Amortized Cost
                                                            December 31,
                                                --------------------------------
                                                1997          1996          1995
                                                ------        -----         ----
                                                          (In thousands)

    Investment Securities Held to Maturity:
       U.S. government agency                   $ 3,216       2,028        2,054
       State and political subdivisions           1,479       1,470        1,790
       Mortgage-backed securities                 9,470      13,663       18,887
       Collateralized mortgage obligations          199         535          998
       Other                                         --         207          899
                                                 -------       ------      -----
              Total investment securities
                  held to maturity              $14,364      17,903       24,628
                                                ========     ======       ======

     The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:




                                                              Total Fair Value
                                                     ----------------------------------
                                                     1997             1996         1995
                                                     ----             ----         ----
                                                              (In thousands)

    Investment Securities Available for Sale:
       Treasury                                    $    --              --         1,016
       U.S. Government agency                       12,097           17,873       15,084
       State and political subdivisions                498              490           --
       Mortgage-backed securities                    7,990              363        2,155
       Collateralized mortgage obligations          19,861           24,854       12,062
       Mutual funds                                     --              447          457
                                                   --------          ------       ------
              Total investment securities
               available for sale                  $ 40,446          44,027       30,774
                                                   --------          ------       ------


     All investment securities are subjected to the "Stress Test" on a semi-annual basis. Securities are tested as to their average life, average life sensitivity and price volatility. At December 31, 1997 and 1996, all CMOs passed their most recent Federal Financial Institutions Examination Council's ("FFIEC") stress test. As a result, none were considered high risk. There are no interest only ("I/Os") or principal only ("P/Os") securities.

     At December 31, 1997, the Bank owned CMOs with a total amortized cost of $19,859,000. All of the CMOs are rated AAA. The CMOs are all backed by federal agency guaranteed mortgages except for 3 issues in the amount of $7,298,000 which are privately issued mortgage pass-through certificates. Fair values for the private placement CMOs were estimated based on fair values for similar instruments.

     The MBS portfolio's total amortized cost of $17,428,000 at December 31, 1997, is a mixture of fixed rate mortgages, adjustable rate mortgages ("ARMs"), and loans with balloon payments. At the time of purchase, the Bank looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

     The following table presents the maturities and weighted average yields of investment securities held to maturity at December 31, 1997:

                                        Maturities of Held-to-Maturity
                                             Investment Securities
                                                 Amortized Cost

                                                                           After one        After five
                                                     Within                 through          through       After
                                                     one year              five years        10 years      10 years
                                                     --------              ----------       ----------     --------
                                                                                 (In thousands)

U.S. government agencies, excluding
    mortgage-backed securities                           $ --                      --              --         3,216
State and political subdivision securities                 --                     796              410          273
Mortgage-backed securities                                 208                    273            3,555        5,434
Collateralized mortgage obligations                        --                      --               --          199
                                                          ----                  -----            -----        -----
      Total investment securities
        held to maturity                                $  208                  1,069            3,965        9,122
                                                          ====                  =====            =====        =====





                                                                           Weighted average yields

                                                                            After one      After five
                                                            Within          through          through         After
                                                            one year        five years       10 years       10 years
                                                            --------        ----------     ---------        --------
U.S. government agencies, excluding
    mortgage-backed securities                                 --                  --               --       8.01%
State and political subdivision securities                     --                6.49%           5.30%       7.58%
Mortgage-backed securities                                  6.98%                6.82%           6.16%       6.93%
Collateralized mortgage obligations                            --                  --               --       6.09%
                                                            -----                -----           -----       -----
Total weighted average yield                                6.98%                6.53%           6.09%       7.30%


                                                                        Maturities of Available for Sale
                                                                             Investment Securities
                                                                                 Amortized Cost

                                                                            After one      After five
                                                            Within          through          through        After
                                                            one year        five years       10 years       10 years
                                                            --------        ----------     ----------       --------
                                                                                   (In thousands)

U.S. government agencies, excluding
    mortgage-backed securities                                 $  --             9,986           2,070           --
State and political subdivision securities                        --                --             480           --
Mortgage-backed securities                                        --               237           7,720           --
Collateralized mortgage obligations                             5,921            4,897           7,894          948
                                                               ------            -----           -----          ---
      Total investment securities
       held to maturity                                        $5,921           15,120          18,164          948
                                                               ======           ======          ======          ===
                                                                            Weighted average yields

                                                                            After one      After five
                                                            Within          through          through        After
                                                            one year        five years       10 years       10 years
                                                            -------         ----------     ----------       --------

U.S. government agencies, excluding
    mortgage-backed securities                                   --                6.31%        6.14%            --
State and political subdivision securities                       --                  --         4.96%            --
Mortgage-backed securities                                       --                6.81%        6.50%            --
Collateralized mortgage obligations                            5.98%               6.79%        7.06%          7.83%
                                                               -----               -----        -----          -----
Total weighted average yield                                   5.98%               6.45%        6.73%          7.83%




     Loans

     Total loans, net of unearned income, of $183,368,000 at December 31, 1997, reflected an increase of $23,743,000 (14.9%), over total loans, net of unearned income, of $159,625,000 at December 31, 1996. The primary growth during 1997 occurred in the real estate mortgage and commercial, financial and agricultural loan area. The real estate mortgage loan component of the loan portfolio increased $12,469,000 (12.3%) to $113,826,000 at December 31, 1997 over the 1996 balance of $101,357,000 and represented 61.3% of the total loan portfolio at December 31, 1997, as compared to 62.7% at December 31, 1996. This growth was attributable to the increase in commercial real estate mortgages of $8,887,000 (20.8%) combined with an increase in residential real estate mortgage loans of $3,582,000 (6.1%).

     The commercial, financial and agricultural portfolio increased $7,116,000 (18.1%) to $46,329,000 at December 31, 1997 compared to $39,213,000 at December
31, 1996. The increase was due primarily to increased demand for commercial credits. Commercial, financial and agricultural loans represented 25.0% and 24.2% of the total loans at December 31, 1997 and 1996, respectively.

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

     In addition to originating mortgage loans for its own portfolio, the Company also actively originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association ("FNMA") with the Company maintaining the servicing, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 1997, the Bank sold mortgage loans totaling approximately $9,899,000, to FNMA, with the Bank maintaining the servicing, and sold mortgage loans, totaling approximately $4,393,000, to mortgage servicing companies, with servicing released. At December 31, 1997, the Bank was servicing loans totaling approximately $54,744,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See "- Effects of Inflation and Changing Prices."



     The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

                                                                               Loan Portfolio Composition
                                                                                      December 31,
                                                                 ------------------------------------------------------

                                                                 1997        1996        1995        1994         1993
                                                                 ----        ----        ----        ----         ----
                                                                                   (In thousands)

Commercial, financial and agricultural                          $ 46,329     39,213      35,800      32,443      27,728
Real estate - construction:
    Commercial                                                     3,172      3,572         945       1,076       1,959
    Residential                                                    3,583      3,068       2,323       1,657       2,342
Real estate - mortgage:
    Commercial                                                    51,714     42,827      33,593      33,517      30,179
    Residential                                                   62,112     58,530      54,384      50,677      42,614
Consumer installment                                              18,620     14,600      13,583      21,168      19,800
                                                                --------    -------     -------     -------     -------
       Total loans                                              $185,530    161,810     140,628     140,538     124,622

Less:
    Unearned income                                                  (37)       (91)       (157)       (210)       (138)
    Allowance for loan losses                                     (2,125)    (2,094)     (2,012)     (2,100)     (2,264)
                                                                --------    -------     -------     -------     -------
       Loans, net                                               $183,368    159,625     138,459     138,228     122,220
                                                                ========    =======     =======     =======     =======


The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 1997:

                                                                           Loan Portfolio Maturing
                                                                            After one
                                                            Within          through          After
                                                            one year        five years       five years     Total
                                                            --------        ----------       ----------     -----
                                                                               In thousands)

Commercial, financial and agricultural                       $27,767         14,610           3,952         46,329
Real estate - construction                                     6,445            310             --           6,755
Real estate - mortgage                                        17,752         18,729          77,345        113,826
Consumer installment                                           8,817          9,102             701         18,620
                                                             -------         ------          ------        -------
       Total loans                                            60,781         42,751          81,998        185,530
                                                             =======         ======          ======        =======
Variable-rate loans                                           30,630          6,575          73,666        110,871
Fixed-rate loans                                              30,151         36,176           8,332         74,659
                                                              ------         ------          ------        -------
       Total loans                                           $60,781         42,751          81,998        185,530
                                                             =======         ======          ======        =======




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

     The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's Credit Administration area and presented to the Loan Committee on a quarterly basis. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio and adequacy of the allowance.

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

     The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:


                                                             Allowance for Loan Loss Activity for year ended
                                                                               December 31,
                                                                               ------------

                                                    1997           1996            1995          1994           1993
                                                    ----           ----            ----          ----           ----
                                                                             (In thousands)

Balance at beginning of period                   $  2,094          2,012           2,100          2,264          1,510
Provision for loan losses                             285             80              --            172            222
Charge-offs:
    Commercial, financial, and
    agricultural                                      146             64              43             90              7
    Real estate                                         1              1               1            164             11
    Consumer                                          173            108             113            183             46
                                                      ---            ---             ---            ---            ---
        Total charge-offs                             320            173             157            437             64
Recoveries:
    Commercial, financial and
    agricultural                                       15            100               4              7            375
    Real estate                                         3              5              28             34            180
    Consumer                                           48             70              88             60             41
                                                       --             --              --             --             --
        Total recoveries                               66            175             120            101            596
                                                       --            ---             ---            ---            ---

Net charge-offs (recoveries)                          254             (2)             37            336           (532)
Other adjustments (1)                                  --             --             (51)            --             --
                                                      ---            ---            ----            ---           -----
Balance at end of period                     $      2,125          2,094           2,012          2,100           2,264
                                                    =====          =====          ======          =====           =====

Ratio of allowance for loan losses to loans
outstanding, net of unearned discount                1.15%          1.29%           1.43%          1.50%           1.82%

Ratio of allowance for loan losses
to nonaccrual loans, renegotiated loans,
and other nonperforming assets                         --       1,957.01%       1,468.61%        156.72%         249.61%

Ratio of net charge-offs (recoveries) to
average loans outstanding, net of
unearned income                                      0.15%        (0.001)%          0.03%          0.26%         (0.43)%

------------------------

(1) In conjunction with the sale of its credit card portfolio in 1995, the Bank reversed the portion of the allowance for loan losses that had been maintained to absorb losses on credit card lines.

     During 1997, the Company had loan charge-offs totaling $320,000 and recoveries of $66,000, as compared to $173,000 in charge-offs and recoveries of $175,000 in the prior year. Management believes that the $2,125,000 in allowance for loan losses at December 31, 1997 (1.15% of total outstanding loans, net of unearned income) at such date is adequate to absorb known risks in the portfolio. However, no assurance can be given that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans.

     While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has in place a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the specific and potential loss of certain loans classified as problem credits and uses a three-year historical loss factor on the general loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for particular problem loans where management has identified specific losses. Level II allowances are set aside to cover potential losses associated with problem loans which possess more than a normal degree of credit risk but where no specific losses have been identified. These loans have been criticized or classified by the Bank's regulators, external loan reviewers engaged by the Bank, or internally by management. The three-year historical loss factor for Level II problem loans is applied to the total Level II loans in determining the allocation. Level III is the unallocated general allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents, readily marketable collateral, and portions of the portfolio that are partially covered by a U.S. Government or government agency guaranty. Adjustments are then made for local economic conditions and anticipated loan growth. The allocation for Level III is determined by applying the historical loss factor, derived from the prior three years actual experience, to the adjusted outstanding balance for this classification. The Company is currently expanding its methodology to determine the adequacy of the allowance for loan losses by major loan types. This change is not expected to have a material adverse effect on the financial condition or the results of operation of the Company or the Bank.

     Based on historical trends and management's assessment of the quality of the loan portfolio, the Company presently estimates that gross loan charge-offs for the 12-month period ending December 31, 1998 will be approximately $90,000, $31,000 and $116,000 for the commercial, financial and agricultural; real estate mortgage; and consumer installment loan categories, respectively. During this same period, the Company does not anticipate any chargeoffs in its real estate construction loan category. There is no assurance that the actual experience during this period will not be materially different from these estimates.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"), which amends SFAS No. 114, with no material effect on its financial condition or results of operations. At December 31, 1997, the Company had approximately $578,000 of impaired loans, which included 1 loan, totaling approximately $72,000 with a valuation allowance of approximately $49,000. No valuation allowance was deemed necessary for the remaining $506,000 of impaired loans. In comparison, at December 31, 1996, the Company had approximately $620,000 of impaired loans, which included 1 loan, totaling approximately $84,000 with a valuation allowance of approximately $64,000. No valuation allowance was deemed necessary for the remaining $536,000 of impaired loans.

     Nonperforming Assets

     Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and loans that are past due 90 days or more.

     Nonperforming assets were $276,000, $219,000, and $270,000 at December 31, 1997, 1996, and 1995, respectively. These levels represent an increase of $57,000 (26.0%) for the year ended 1997, and a decrease of $51,000 (18.9%) for the year ended 1996. The increase is mainly due to a overdrawn checking account. The decrease during 1996 is attributable to the disposal of other nonperforming assets offset by a slight increase in nonaccrual loans.

     An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:



                                                                           Nonperforming Assets
                                                                                December 31,
                                                                                ------------
                                                               1997        1996       1995       1994        1993
                                                               ----        ----       ----       ----        ----
                                                                              (In thousands)
Nonaccrual loans                                            $    --          107       73          27         30
Renegotiated loans                                               --           --       --          --         --
Other nonperforming assets (primarily
   other real estate)                                            --           --       64       1,313        877
Accruing loans 90 days or more past due                         276          112      133         120         32
                                                                ---          ---      ---         ---         --
         Total nonperforming assets                         $   276          219      270       1,460        939
                                                                ===          ===      ===       =====        ===

Nonaccrual loans and renegotiated loans
   as a % of total loans                                         --         0.07%    0.05%       0.02%      0.02%
Nonaccrual loans, renegotiated loans and other
   nonperforming assets as a percentage of total
   loans, net of unearned income                                 --         0.07%    0.10%       0.95%      0.72%
Nonperforming assets as a percentage of
   total loans, net of unearned income                         0.15%        0.14%    0.19%       1.03%      0.75%



     If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $0, $6,300, and $3,800 for the years ended December 31, 1997, 1996 and 1995 respectively. The amount of interest income earned and collected on nonaccrual loans which is included in net income was $0 for 1997, $2,200 for 1996 and $3,800 for 1995.

     Other Potential Problem Loans

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At December 31, 1997, 73 loans totaling approximately $2,681,000 or 1.5% of total net loans were considered potential problem loans.

     Deposits

     Total deposits increased $7,251,000 (3.4%) to $223,978,000 at December 31, 1997, as compared to $216,727,000 at December 31, 1996. Noninterest-bearing deposits were $32,638,000 and $28,407,000 while total interest-bearing deposits were $191,340,000 and $188,320,000 at December 31, 1997 and 1996, respectively.
This positive trend is the result of management's decision to maintain a competitive position in its deposit rate structure coupled with the Bank's marketing efforts to attract local deposits. At December 31, 1997, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 14.6%, while MMDAs, NOWs and regular savings made up approximately 37.2%, certificates of deposit under $100,000 comprised approximately 31.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 16.5%. At December 31, 1996, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.1%, while MMDAs, NOWs and regular savings made up approximately 33.7%, certificates of deposit under $100,000 comprised approximately 34.3%, and certificates of deposit and other time deposits of $100,000 or more comprised 18.9%.

     The composition of total deposits for the last three years is presented in the following table:



                                                            December 31,
                              -----------------------------------------------------------------------------------------------
                                       1997                               1996                               1995
                                       ----                               ----                               ----
                                            % Change                             % Change                          % Change
                                           from prior                           from prior                         from prior
                                  Amount     year end              Amount        year end              Amount      year end
                                  ------     --------              -------        --------             ------     ---------
                                                                 (Dollars in thousands)

Demand deposits                   $  32,638       14.89 %          28,407            11.44 %             25,491       (4.42)%
Interest bearing deposits:
  NOWs                               22,423       11.62 %          20,089           (13.48)%             23,220       (2.19)%
  MMDAs                              50,678       18.81 %          42,656            66.35 %             25,643       (0.84)%
  Savings                            10,217       (0.39)%          10,257            (0.37)%             10,295       (6.15)%
  Certificates of deposit
    under $100,000                   71,136       (4.49)%          74,477            (3.78)%             77,402       29.87 %
Certificates of deposit and other
  time deposits of $100,000
  and over                           36,886       (9.68)%          40,841            71.95 %             23,752       30.46 %
                                     ------       -------          ------            ------             ------       ------

Total interest bearing
  deposits                          191,340       16.04 %         188,320            17.47 %            160,312       15.85 %
                                    -------       ------          -------            ------             -------       ------
 Total deposits                   $ 223,978        3.35 %         216,727            16.64 %            185,803       12.57 %
                                    =======       ======          =======            ======             =======       ======


     The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table immediately following:

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                                      Years Ended December 31,
                                                           -------------------------------------------------------------------------
                                                                            1997                                 1996
                                                           ------------------------------------- -----------------------------------
                                                              Average                    Yield/     Average                  Yield/
                     ASSETS                                   Balance      Interest       Rate      Balance      Interest     Rate
------------------------------------------------              -------      --------       ----      -------      --------     ----
Interest Earning Assets:
  Loans, net of unearned income (1)                    $        172,742       15,220      8.81%      150,356       13,067      8.69%
  Investment securities held to maturity:
      Taxable                                                    15,274        1,047      6.85%       20,794        1,456      7.00%
      Tax-exempt (2)                                              1,540          152      9.87%        1,549          158     10.20%
                                                         ----------------------------            -------------------------
        Total investment securities held to maturity             16,814        1,199      7.13%       22,343        1,614      7.22%
  Investment securities available for sale:
      Taxable                                                    44,555        2,886      6.48%       41,020        2,619      6.38%
      Tax-exempt (2)                                                491           36      7.33%          312           23      7.28%
                                                         ----------------------------            -------------------------
        Total investment securities available for sale           45,046        2,922      6.49%       41,332        2,642      6.39%
  Federal funds sold                                              6,778          388      5.72%        6,249          337      5.39%
  Interest bearing deposits with other banks                      1,446           81      5.60%           25            2      8.00%
                                                         ----------------------------            -------------------------
        Total interest earning assets                           242,826       19,810      8.16%      220,305       17,661      8.02%
Allowance for loan losses                                        (2,151)                              (2,055)
Cash and due from banks                                           7,652                                7,207
Premises and equipment                                            3,597                                3,530
Rental property, net                                              1,859                                1,954
Other assets                                                      3,879                                2,905
                                                         ---------------                         ------------
        Total Assets                                   $        257,662                              233,846
                                                         ===============                         ============

LIABILITIES & SHAREHOLDERS' EQUITY
------------------------------------------------

Interest bearing liabilites:
  Deposits:
      Demand                                           $         20,143          426      2.11%       20,042          414      2.07%
      Savings and Money Market                                   59,098        2,660      4.50%       42,219        1,680      3.98%
      Certificates of deposits less than $100,000                71,933        4,495      6.25%       75,139        4,998      6.65%
      Certificates of deposit and other time
          deposits of $100,000 or more                           37,808        1,972      5.22%       28,972        1,592      5.49%
                                                         ----------------------------            -------------------------
        Total interest bearing deposits                         188,982        9,553      5.05%      166,372        8,684      5.22%
  Federal funds purchased and securities sold under
      agreements to repurchase                                    2,868          128      4.46%        7,784          425      5.46%
  Other short term borrowings                                        94            9      9.57%          602           30      4.98%
  Other borrowed funds                                           11,160          645      5.78%        9,003          513      5.70%
  Employee stock ownership plan debt                                113            8      7.08%          171           12      7.02%
                                                         ----------------------------            -------------------------
        Total interest bearing liabilities                      203,217       10,343      5.09%      183,932        9,664      5.25%
Noninterest bearing demand deposits                              27,941                               26,131
Accrued expenses and other liabilities                            2,070                                1,896
Shareholders' equity                                             24,434                               21,887
                                                         ---------------                         ------------
        Total Liabilities and shareholders' equity     $        257,662                              233,846
                                                         ===============                         ============
Net Interest Income                                                           $9,467                               $7,997
                                                                        =============                        =============
Net Yield on Total Interest Earning Assets                                                3.90%                                3.63%
                                                                                     ==========                            =========




                                                                           Years Ended December 31,
                                                            -----------------------------------------------
                                                                                     1995
                                                            -----------------------------------------------
                                                                    Average                          Yield/
                    ASSETS                                          Balance       Interest           Rate
------------------------------------------------                    -------       --------           ----
Interest Earning Assets:
  Loans, net of unearned income (1)                                 140,829         12,118            8.60%
  Investment securities held to maturity:
      Taxable                                                        31,427          2,173            6.91%
      Tax-exempt (2)                                                  1,708            205           12.00%
                                                             ------------------------------
        Total investment securities held to maturity                 33,135          2,378            7.18%
  Investment securities available for sale:
      Taxable                                                        21,678          1,388            6.40%
      Tax-exempt (2)                                                     --             --              --
                                                             ------------------------------
        Total investment securities available for sale               21,678          1,388            6.40%
  Federal funds sold                                                  5,784            345            5.96%
  Interest bearing deposits with other banks                             48              3            6.25%
                                                             ------------------------------
        Total interest earning assets                               201,474         16,232            8.06%
Allowance for loan losses                                            (2,224)
Cash and due from banks                                               6,346
Premises and equipment                                                2,876
Rental property, net                                                  1,943
Other assets                                                          3,533
                                                             ---------------
        Total Assets                                                213,948
                                                             ===============

LIABILITIES & SHAREHOLDERS' EQUITY
------------------------------------------------

Interest bearing liabilites:
  Deposits:
      Demand                                                         19,435            468            2.41%
      Savings and Money Market                                       34,555          1,317            3.81%
      Certificates of deposits less than $100,000                    76,489          4,757            6.22%
      Certificates of deposit and other time
          deposits of $100,000 or more                               24,111          1,516            6.29%
                                                             ------------------------------
        Total interest bearing deposits                             154,590          8,058            5.21%
  Federal funds purchased and securities sold under
      agreements to repurchase                                        2,599            150            5.77%
  Other short term borrowings                                           712             38            5.34%
  Other borrowed funds                                                9,708            595            6.13%
  Employee stock ownership plan debt                                    227             17            7.49%
                                                             ------------------------------
        Total interest bearing liabilities                          167,836          8,858            5.28%
Noninterest bearing demand deposits                                  24,350
Accrued expenses and other liabilities                                1,869
Shareholders' equity                                                 19,893
                                                             ---------------
        Total Liabilities and shareholders' equity                  213,948
                                                             ===============
Net Interest Income                                                                  7,374
                                                                            ===============
Net Yield on Total Interest Earning Assets                                                            3.66%
                                                                                                  =========

------------------
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

     The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1997:

                                      Maturities of Time Deposits over $100,000
                                                   December 31, 1997
                                                   -----------------
                                                     (In thousands)


Three months or less..........................                $15,202
After three within six months.................                  5,398
After six within twelve months................                  3,646
After twelve months...........................                 12,640
                                                              -------
    Total.....................................                $36,886
                                                              =======


Weighted Average rate on time deposits
    of $100,000 or more at period-end.........                   6.10%



Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.


                              Maximum                                                                   Weighted
Year ended                  Outstanding at        Average        Interest Rate       Ending         Average Interest
December 31                 any Month-end         Balance         During Year       Balance         Rate at Year-end
-----------                 -------------         -------        -------------      -------         -----------------
                                                       (Dollars in thousands)

1997                           $8,516              $2,963             5.30%          $1,274               5.29%
1996                           12,774              $8,386             5.42%          $5,856               5.13%



(1) Consists of federal funds purchased, treasury tax and loan, securities sold under agreements to repurchase, and borrowings from the FHLB-Atlanta that mature either overnight or on a fixed maturity not to exceed three months.

     Capital Resources

     The Company's consolidated stockholders' equity was $26,047,000 and $23,083,000 at December 31, 1997 and 1996, respectively, an increase of $2,964,000 (12.8%) since year end 1996. This represents a continuation of positive trends from prior periods. The Company has been able to fund its capital growth primarily through retained earnings.

     During 1997, cash dividends of $627,000 or $0.48 per share, were declared on the Common Stock as compared to $560,000, or $0.43 per share, in 1996, representing an increase of $67,000 (12.0%). The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy. Management believes that a strong capital position is vital to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See "Supervision and Regulation."

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

       Certain financial ratios for the Company for the last three years are presented in the following table:

                                                                    Equity and Asset Ratios
                                                                         December 31,
                                                       -----------------------------------------------
                                                        1997                1996                 1995
                                                       -----               -----                ------

       Return on average assets                         1.20%               1.18%                0.98%
       Return on average equity                        12.61%              12.58%               10.51%
       Common dividend payout ratio                    20.34%              20.38%               22.36%
       Average equity to average asset ratio            9.48%               9.36%                9.30%




       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject. See "Supervision and Regulation."

       The following table sets forth the Bank's actual capital levels and the related required capital levels at December 31, 1997:


                              Actual             Required
                             Capital    Actual    Capital
                              Amount     Ratio    Amount           Required Ratio
                             -------    ------   --------    --------------------------
Tier 1 Risk-Based Capital    $23,104    12.72%    $ 7,264    greater than or equal to 4%
Leverage Capital              23,104     8.84%     10,453    greater than or equal to 4%
Total Qualifying Capital      25,229    13.89%     14,529    greater than or equal to 8%


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

       On January 1, 1996, the Company adopted the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Such instruments include stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. SFAS No. 123 provides a choice for accounting for employee stock compensation plans. A company can elect to use the new fair-value-based method of accounting for employee stock compensation plans, under which compensation cost is measured and recognized in results of operations, or it can continue to account for these plans under the current accounting standards. Entities electing to remain with the present accounting standards must make disclosure of what net income and earnings per share would have been if the fair-value-based method of accounting had been applied. No options were granted in 1997, though upon the granting of any stock options in future periods, the Company plans to account for employee stock options using the present accounting standards and to include the required disclosures in the financial statements.

       During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share. Under SFAS No. 128 entities with complex capital structures are required to present basic and diluted earnings per share. Diluted earnings per share reflects the effect of dilutive potential outstanding shares. The Company has no potential outstanding shares that would result in diluted earnings per share, thus only basic earnings per share are presented.

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

       Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. In addition to deposits and repurchase agreements, the Bank has participated in the FHLB-Atlanta's advance program. Advances include both fixed and variable terms and are taken out with varying maturities. The Bank has a current line of credit of $25,000,000. This line is collateralized by a blanket lien against its one to four family residential properties. At December 31, 1997, the Bank had credit available from FHLB-Atlanta of $14,124,000, and had $10,876,000 in advances drawn down.

       Overall, net cash provided from financing activities decreased $31,015,000 (92.8%) to $2,404,000 during 1997 from the previous year's total of $33,419,000. Net cash provided by operating activities increased $1,704,000 (77.7%) to $3,896,000 from $2,192,000 for the year ended December 31, 1997.
$18,590,000 of the cash was used in investing activities during 1997.

       The Company depends mainly on management fees and lease payments for building and equipment, from the Bank, for its liquidity. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each Subsidiary based on their individual tax positions as if each entity filed a separate tax return. Other sources of liquidity may include the sale of stock. The Company provides services to the Bank for which they are paid a management fee comparable to a third party vendor. The Bank paid the Company $295,000 and $277,000 in management fees and $187,000 and $180,000 in lease payments for the years ended December 31, 1997 and 1996, respectively. These funds were used to pay operating expenses and fund dividends to the Company's shareholders.

       Management has made the decision to allow the Bank's capital position to grow in order to increase its legal lending limit. As a result of this decision, the Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow. Accordingly, the Bank paid the Company $697,000, $265,000, and $0 in cash dividends for 1997, 1996, and 1995 respectively.

       Year 2000

       The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed a plan to resolve any modifications necessary in order be prepared for the new millennium. Any modifications are expected to be completed by December 31, 1998. The Company has received certification of Year 2000 compliance from their critical vendors used in the major operations of the Company. The Company has followed the Federal Reserve guidelines for preparing for Year 2000. The Company also reports quarterly to the Board the progress of the Year 2000 project. Accordingly, the Company does not expect the Year 2000 issue to pose any significant operational problems and has not discovered any Year 2000 problems with significant counter-parties that it believes will have material effect on the financial position or results of operations of the Company. However, the Company has not fully evaluated the effect of any Year 2000 problems on its loan and deposit customers, and no assurance can be given that potential Year 2000 problems of those with whom the Company does business will not occur, and if they occur, that the consequences to the Company will not be material. The total cost of the project is estimated not to exceed $20,000 and is estimated to be funded through operating cash flows.

         Interest Rate Sensitivity Management

         An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap ("GAP"). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank's balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 5.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, the Bank's net interest income at December 31, 1997, would increase approximately 0.83% in a rising rate environment and decrease approximately 0.75% in a falling rate environment. Interest rate scenario models are prepared on the Bank's Balance Sheet Information System created by Darling Consulting Group.

         For purposes of measuring interest rate sensitivity, Company management assumes that the asset and liability balances remain constant over the 12-month period. Deposit withdrawals are only considered in measuring liquidity. Although demand and savings accounts are subject to immediate withdrawal, all passbook savings and regular NOW accounts are reflected to reprice in over 5 years due to their historically stable volume and limited repricing. High balance MMDAs and NOW accounts are considered volatile and, as such, are shown as repricing in 1-3 months. Assets and liabilities that are subject to interest rate changes are shown as repricing immediately.


                                                                      Interest Sensitivity Analysis

                                                                                                        Over Five
                                                                One to       Four to      One to        Years and
                                                                Three        Twelve       Five          Non-rate
December 31, 1997                                  Immediate    Months       Months       Years         Sensitive    Total
                                                   ---------    ------       ------       -----         ---------  ---------
                                                                              (In thousands)
Earning Assets:
   Loans, net of unearned                          $ 31,094     24,168       38,237       84,380        7,614        185,493
   Taxable investment securities                         --      2,494        5,955        4,436           --         12,885
   Tax-exempt investment securities                      --        273          201        1,005           --          1,479
   Investment securities available for sale              --     14,728        5,852       19,616          250         40,446
   Federal funds sold and securities
     purchased under agreements to resell             2,615         --           --           --           --          2,615
   Interest bearing deposits with other banks         1,723         --           --           --           --          1,723
                                                  ---------    -------      -------      -------      -------        -------
     Total earning assets                            35,432     41,663       50,245      109,437        7,864        244,641
                                                  ---------    -------      -------      -------      -------        -------
Interest bearing liabilities:
   Demand deposits                                       --      3,207           --           --       19,216         22,423
   Savings and Money Market                          50,678         --           --           --       10,217         60,895
   Certificates of deposit less than $100,000            --     12,470       25,972       32,694           --         71,136
   Certificates of deposit and other
    time deposits of $100,000 or more                    --     15,202        9,044       12,640           --         36,886
   Federal funds purchased and securities
     sold under agreements to repurchase              1,274         --           --           --           --          1,274
   Other short-term borrowings                           --         --           --           --           --             --
   FHLB and other borrowings                             --      5,030           90        5,665          410         11,195
                                                  ---------    -------      -------      -------      -------        -------
     Total interest bearing liabilities              51,952     35,909       35,106       50,999       29,843        203,809

Noninterest bearing sources of funds, net                --         --           --           --       32,639         32,639
Off-balance sheet items-asset/(liability)                --     (5,000)       5,000       10,000           --         10,000
                                                  ---------    -------      -------      -------      -------        -------
Interest sensitivity gap                            (16,520)       754       20,139       68,438      (54,618)        18,193
                                                  ---------    -------      -------      -------      -------        -------
Cumulative interest sensitivity gap               $ (16,520)   (15,766)       4,373       72,811       18,193
                                                  =========    =======      =======      =======      =======



     The interest sensitive assets at December 31, 1997, that reprice or mature within 12 months were $127,340,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $122,967,000. At December 31, 1997, the 12 month cumulative GAP position, including the effect of off-balance sheet items, was a positive $4,373, resulting in a GAP ratio of 104.0%. A positive GAP indicates that the Company has more interest-bearing assets than interest-earning liabilities that reprice within the GAP period.

     The Bank enters into interest rate protection contracts to help manage its interest rate exposure. These contracts include interest rate swaps, caps and floors. Interest rate swap transactions involve the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. Interest rate caps and floors are purchased by the Bank for a non-refundable fixed amount. The Bank receives interest based on the underlying notional principal amount if the specified index rises above the cap rate or falls below the floor strike rate. Notional principal amounts are used to express the volume of these transactions, but because they are never exchanged, the amounts subject to credit risk are much smaller. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank's overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Current contracts are issued by a securities broker-dealer and were entered into with the purpose of managing the Bank's interest rate exposure. Although none of the interest rate protection agreements are traded on any organized exchange, an active secondary market is available to the Company for such contracts.

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

     The following table presents the Company's interest rate swaps and floors position as of December 31, 1997:

                                                                                                                   Weighted
                                                                                                                    Average
                                                                                            Weighted               Remaining
                                             Notional       Carrying       Estimated      Average Rate(1)            Life
                                             Amount          Value        Fair Value     Received    Paid           (Years)
                                             ------          -----        ----------     --------    -----        ---------
                                                      (Dollars in thousands)
Swaps:
   Receive fixed:
      One year or less                       $ 5,000          --                8         6.37%      5.91%           0.50
      Over one year through two years         10,000          --               68         6.42%      5.88%           1.25

Floors
   Purchased
      Over two years through five years       10,000           11              11                                    2.25
      Over two years through five years       10,000           32              73         6.00%      5.81%           2.25
                                             ------
                                             $35,000
                                             =======

________________
(1) The weighted average rates received/paid are shown only for swaps and floors for which net interest amounts were receivable or payable at the end of each period. For floors when the index rate has not been reached, no rate is shown. Interest rates on variable rate derivative products held by the Bank are derived from the 3 Month-LIBOR-BBA ("British Bankers Association") rate.

     In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997.

     As part of its overall interest rate risk management activities, the Company utilizes off-balance sheet derivatives to modify the repricing characteristics of on-balance sheet assets and liabilities. The primary instruments utilized by the Company are interest rate swaps and interest rate floor and cap agreements. The fair values of these off-balance sheet derivative financial instruments are based on dealer quotes and third party financial models.

     Interest rate swaps, floor and caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in the fair values of the swaps, floors and caps are not recorded in the consolidated statements of income because these agreements are being treated as a synthetic alteration of the designated assets or liabilities. The Company considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or finite pool of assets or liabilities; (ii) there is a high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability; and
(iv) the swap term is less than or equal to the remaining term of the designated asset or liability. The criteria for consideration for a floor or cap as a synthetic alteration of an asset or liability are generally the same as those for a swap arrangement.

     If the swap, floor or cap arrangements are terminated before their maturity, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the designated asset or liability as an adjustment to interest income or expense. If the designated asset or liability is sold or matures, the swap agreement is marked to market and the gain or loss is included with the gain or loss on the sale/maturity of the designated asset or liability. Changes in the fair value of any undesignated swaps, floors and caps are included in other income in the consolidated statement of income. The impact of such derivatives has been determined by Management to be immaterial to its financial statements.

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



Results of Operations

         Net Income

         Net income increased $327,000 (11.9%) to $3,080,000 during 1997 from $2,753,000 for the year ended December 31, 1996. Basic income per share was $2.36 and $2.11 for 1997 and 1996, respectively, an increase of 11.8%. Comparatively, net income during 1996 increased $662,000 (31.7%) from the 1995 year end total of $2,091,000, while basic income per share showed a similar increase of $0.50 per share for 1996 from a 1995 per share total of $1.61.

         The increase in net income for 1997 is attributable to higher net interest income offset by a decrease in noninterest income. The increase in 1996 compared to 1995 was due to higher net interest income and noninterest income and lower noninterest expense for the year.

         Net Interest Income

         Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company's earnings. Net interest income was $9,403,000 for the year ended December 31, 1997. This increase of $1,466,000 (18.5%) over 1996 is due to the increase in average interest earning assets during 1997 and an increase in the net yield on earning assets of 27 basis points.

         Net interest income for 1996 was $7,937,000, $633,000 (8.7%) higher than 1995 net interest income of $7,304,000. This increase over 1995 is due to the increase in average interest earning assets during 1997 which offset a decrease in the net yield on earning assets of 3 basis points.

         The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in net interest income of $43,525 during 1997 compared to a net increase in 1996 of $6,000 and a decrease in net interest income of $56,000 during 1995. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See "-- Interest Rate Sensitivity Management", the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table appearing elsewhere herein and the "Rate/Volume Variance Analysis" tables immediately following.


                                                 Rate/Volume Variance Analysis
          Taxable-Equivalent Basis (1)(2)                                                 Change Due to
            Years Ended December 31,                            Net                                                 Rate/
              1997 Compared to 1996                            change                   Rate       Volume          volume
                                                               ------                   ----       ------          ------
                                                                                          (In thousands)
Interest income:
   Loans, net of unearned income                               $2,153                   207        1,973             (27)
   Investment securities held to maturity:
      Taxable                                                    (409)                  (22)        (379)             (8)
      Tax-exempt                                                   (6)                   (5)          (1)             --

         Total investment securities-HTM                         (415)                  (27)        (380)             (8)
   Investment securities available for sale:
      Taxable                                                     267                    41          229              (3)
      Tax-exempt                                                   13                    --           13              --
                                                                   --                    --           --              --
         Total investment securities-AFS                          280                    41          242              (3)
   Federal funds sold                                              51                    22           31              (2)
   Interest bearing deposits with other banks                      79                   (35)          80              34
                                                               ------                 -----        -----           -----
         Total earning assets                                  $2,148                   208        1,946              (6)
                                                               ======                 =====        =====           =====

Interest expense:
   Deposits:
     Demand                                                    $   12                    10            2              --
     Savings                                                      980                   308          760             (88)
     Certificates of deposit less than $100,000                  (503)                 (290)        (200)            (13)
     Certificates of deposit and other time
     deposits of $100,000 or more                                 380                  (106)         461              25
                                                               ------                 -----        -----           -----
         Total interest bearing deposits                          869                   (78)       1,023             (76)

   Federal funds purchased and securities sold
   under agreements to repurchase                                (297)                  (29)        (219)            (49)
   Other short term borrowings                                    (21)                    4          (48)             23
   Other borrowed funds                                           128                     8          121              (1)
                                                               ------                     -        -----           -----
         Total interest bearing liabilities                    $  679                   (95)         877            (103)
                                                               ======                 =====        =====           =====
-------------

(1) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume have been allocated to the rate and volume components in proportion to the relationship of the dollar amounts of the change in each.


                                              Rate/Volume Variance Analysis
          Taxable-Equivalent Basis (1)(2)                                                 Change Due to
            Years Ended December 31,                       Net                                                            Rate/
               1996 Compared to 1995                      change                       Rate            Volume             volume
                                                          ------                       ----            ------             -------
                                                                                            (In thousands)
Interest income:
   Loans, net of unearned income                          $  949                        129              827                 (7)
   Investment securities held to maturity:
      Taxable                                               (717)                        18             (743)                 8
      Tax-exempt                                             (47)                       (28)             (16)                (3)
                                                              --                         --               --                  -
         Total investment securities-HTM                    (764)                       (10)            (759)                 5
   Investment securities available for sale:
      Taxable                                              1,231                         (7)           1,232                  6
      Tax-exempt                                              23                         --               --                 23
                                                              --                         --               --                 --
         Total investment securities-AFS                   1,254                         (7)           1,232                 29
   Federal funds sold                                         (8)                       (35)              25                  2
   Interest bearing deposits with other banks                 (1)                        --               (1)                --
                                                          ------                       ----            -----               ----
         Total earning assets                             $1,430                         77            1,324                 29
                                                          ======                       ====            =====               ====

Interest expense:
   Deposits:
     Demand                                               $  (54)                       (70)              13                  3
     Savings                                                 363                         71              305                (13)
     Certificates of deposit less than $100,000              241                        325              (90)                 6
     Certificates of deposit and other time
     deposits of $100,000 or more                             76                       (230)             267                 39
                                                          ------                       ----             ----               ----
         Total interest bearing deposits                     626                         96              495                 35

   Federal funds purchased and securities sold
     under agreements to repurchase                          346                         88              325                (67)
   Other short term borrowings                              (130)                        (4)            (109)               (17)
   Other borrowed funds                                      135                        134                3                 (2)
                                                          ------                       ----                -               ----
         Total interest bearing liabilities               $  977                        314              714                (51)
                                                          ======                       ====             ====               ====
-------------

(1) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume have been allocated to the rate and volume components in proportion to the relationship of the dollar amounts of the change in each.

              Interest Income

              Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $19,746,000, $17,601,000, and $16,162,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Average interest earning assets increased $22,521,000 (10.2%) during 1997, $18,831,000 (9.4%) during 1996, and $21,979,000 (12.2%) during
1995, while the fully taxable equivalent yields on average earning assets increased 14 basis points in 1997 after decreasing 4 basis points in 1996 and increasing 34 basis points in 1995. The combination of these factors resulted in increases in interest income of $2,145,000 (12.1%), $1,439,000 (8.9%) and
$2,504,000 (18.3%) during 1997, 1996 and 1995, respectively. See "--Consolidated Average Balances, Interest Income/Expense and Yields/Rates" and the "Rate/Volume Variance Analysis" tables.

Loans are the main component of the Bank's earning assets. Interest and fees on loans were $15,220,000, $13,067,000, and $12,118,000 for the years ended
December 31, 1997, 1996, and 1995, respectively. These levels reflected increases of $2,153,000 (16.5%) during 1997, $949,000 (7.8%) during 1996, and
$1,611,000 (15.3%) during 1995 due to a combination of steady increases in the average volume outstanding and fully taxable equivalent yields on loans over the past three years. While the level of average balances has grown to $172,742,000 in 1997 from $150,356,000 and $140,829,000 for 1996 and 1995, respectively, the fully taxable equivalent yield on loans has also shown increases of 12 basis points to 8.81% in 1997, and 9 basis points to 8.69% in 1996 from the 1995 average yield of 8.60%.

       Interest income on investment securities held to maturity decreased $413,000 (26.4%) to $1,147,000 in 1997, following decreases of $748,000 (32.4%)
to $1,560,000 in 1996 and $63,000 (2.7%) to $2,308,000 in 1995. The 1997
decrease was due to the combination of a $5,529,000 decrease in average volume outstanding and a 9 basis point decrease in the fully taxable equivalent yield over 1996 levels. The 1996 decrease was due to a combination of a $10,792,000 decrease in average volume outstanding offset by a 4 basis point increase in the fully taxable equivalent yield over 1995 levels. The decrease in average outstandings for 1997 and 1996 was due to scheduled paydowns and calls of principal. The fully taxable equivalent yields on investment securities held to maturity were 7.13% in 1997, 7.22% in 1996, and 7.18% in 1995.

       The Company established an available for sale portfolio in 1994 with the adoption of SFAS No. 115. Interest income on such investments was $2,910,000, $2,634,000 and $1,388,000 for the years ended December 31, 1997, 1996 and 1995, respectively. These increases in income from such portfolio of $276,000 (10.5%) and $1,246,000 (89.8%) for 1997 and 1996, respectively were due almost entirely to increases in the average volume outstanding. The average balance outstanding of investment securities available for sale increased $3,714,000 (9.0%) to $45,046,000 in 1997 over the 1996 average balance of $41,332,000, which in turn represented an increase of $19,654,000 (90.7%) over the 1995 balance of $21,678,000. Theses increases reflect management's intention to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. The fully taxable equivalent yield on investment securities available for sale was 6.49% in 1997, 6.39% in 1996 and 6.40% in 1995. See "Financial Condition--Investment Securities."

       Interest Expense

       Total interest expense was $10,343,000, $9,664,000 and $8,858,000 for the years ended December 31, 1997, 1996 and 1995 respectively, representing increases of $679,000 (7.0%), of $806,000 (9.1%) and $2,714,000 (44.2%) during
1997, 1996, and 1995, respectively. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $203,217,000 in 1997 from $183,932,000 in 1996 and $167,836,000 in
1995. The rates paid on these liabilities decreased 16 basis points in 1997 to 5.09% after decreasing 3 basis points to 5.25% during 1996, and decreasing 116 basis points to 5.28% during 1995.

       Interest on deposits, the primary component of total interest expense, increased $869,000 to $9,553,000 (10.0%) during 1997 from $8,684,000 in 1996, which in turn represented a $626,000 (7.8%) increase from the 1995 level of $8,058,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 1997 level of $188,982,000 as compared to $166,372,000 in 1996 and $154,590,000 in 1995. The 1997 increase is attributable to growth in money market deposit accounts in the normal course of business, while the 1996 increase was due to new deposit growth in money market deposit account and growth in certificate of deposit balances also in the normal course of business. The average rates paid on interest-bearing deposits were 5.05%, 5.22%, and 5.21% for 1997, 1996, and 1995, respectively.

       Interest expense on borrowed funds, including both short term borrowings and other borrowed funds, was $662,000 in 1997, $555,000 in 1996, and $650,000 in 1995. These levels represent an increase of $107,000 (19.3%) during 1997, a decrease of $95,000 (14.6%) during 1996, and a decrease of $41,000 (5.9%) during 1995. The increase in 1997 is due to a full year of interest expense relating to a $5,000,000 FHLB advance drawn in May 1996 compared to 7 months of interest expense in 1996.

       Provision for Loan Losses

       During 1997, the Company made a total provision for loan losses of $285,000 based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and historical loan loss trends. During 1996, the Company made a total provision for loan losses of $80,000. For 1995, the Company made no provision for loan losses due to the credit quality of the loan portfolio, coupled with the relatively low loan growth and low level of net charge-offs during the year. See "Financial Condition -- Allowance for Loan Losses and Risk Elements."

        Noninterest Income

        Noninterest income decreased $233,000 (9.7%) to $2,175,000 for the year ended December 31, 1997 from the 1996 total of $2,408,000, which in turn represented an increase of $114,000 (5.0%) over the total of $2,294,000 for 1995.

        Service charges on deposit accounts increased $64,000 (8.0%) during 1997 and $66,000 (9.0%) in 1996 both primarily due to increases in nonsufficient funds and overdraft charges.

        During 1997, the Company experienced net losses of $60,000 on the sale, in the ordinary course of business, of investment securities available for sale, as compared to net gains of $26,000 in 1996 and $37,000 in 1995. See "FINANCIAL CONDITION - INVESTMENT SECURITIES."

        Other noninterest income decreased $212,000 (13.4%) to $1,369,000 in 1997 from $1,581,000 in 1996. Comparatively, the 1996 total represents an increase of $58,000 (3.8%) from $1,523,000 in 1995. The decrease in 1997 was due to a $30,000 decrease in rental income, a $18,000 increase in ATM transaction fees and a $151,000 decrease in stock dividends from other companies primarily due to the one time dividend paid in 1996 in connection with the sale of Alert. The increase in 1996 was due to a $99,000 increase in other fee income, especially ATM transaction fees, a $162,000 increase in dividends received from stock held in other companies primarily due to a one time dividend paid in connection with the sale of Alert, offset by a $33,000 decrease in non-interest loan income and fees due to the sale of the Bank's credit card portfolio in 1995 and a decrease in rental income of $95,000.

        Noninterest Expense

        Total noninterest expense was $6,385,000 for 1997, $6,007,000 for 1996, and $6,419,000 for 1995 reflecting an increase of $378,000 (6.3%) for 1997, a decrease of $412,000 (6.4%) for 1996 and an increase of $440,000 (7.4%) for
1995.

        Salaries and benefits increased $202,000 (6.9%) to $3,143,000 for the year ended December 31, 1997 and decreased $46,000 (1.5%) to $2,941,000 for the year ended December 31, 1996 from the 1995 total of $2,987,000. At December 31, 1997, the Company had 104 full-time equivalent employees, an increase of 2 over the level at December 31, 1996. The salary and benefit increase over 1996 was primarily due to merit and cost-of-living raises and the cost of benefits associated with such increases.

        Net occupancy expense was $972,000, $817,000, and $724,000 for 1997,
1996 and 1995, respectively, representing increases of $155,000 (19.0%) in 1997 and $93,000 (12.8%) in 1996 over the previous year's levels. The 1997 increase resulted primarily from a $30,000 increase in property taxes, a $24,000 increase in furniture and equipment depreciation, a $18,000 increase in service contract expense, a $43,000 increase in leases payments due to the new Winn Dixie branch and a $40,000 increase in equipment lease payments. The 1996 increase is attributable to increases in furniture and equipment depreciation and lease payments on equipment.

        Other noninterest expense was $2,270,000 for 1997, $2,250,000 for 1996, and $2,708,000 for 1995. These levels represent an increase of $20,000 (0.9%) in 1997 and a decrease of $458,000 (16.9%) in 1996 over the respective previous years. The 1997 increase resulted from a $40,000 increase in electronic services due to

Mastercard/Visa processing expenses and ATM expenses, $25,000 increase in FDIC assessment due to an increase in premiums, $70,000 decrease in professional fees mainly due to expenses in 1996 to set up the Dividend reinvestment plan, and a $28,000 increase in marketing expenses due to the Winn Dixie branch opening and the promotion of the Checkcard. The 1996 decrease resulted from a $189,000 decrease in FDIC insurance from the reassessment of insurance rates in the second quarter of 1995, a decrease of $180,000 in losses on sale of premises and equipment due to one-time losses incurred in 1995, a decrease of $26,000 in loan related expenses, and a decrease of $38,000 in sales and use taxes, offset by increases in software expense of $60,000, in-house data processing of $26,000 and special project expense of $18,000. See "Supervision and Regulation-FDIC Insurance Assessments."

        Income Taxes

        The Company's income tax expense was $1,828,000, $1,505,000, and $1,089,000 in 1997, 1996 and 1995, respectively. These levels represent an effective tax rate on pre-tax earnings of 37.2% for 1997, 35.3% for 1996, and 34.2% for 1995. Details of the tax provision for income taxes are included in
Note 8, "Income Tax Expense" to the Notes to the Consolidated Financial Statements included elsewhere herein.


ITEM 7.  FINANCIAL STATEMENTS

         See pages 44 to 74.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board of Directors and Executive Officers

         The following table sets forth certain information regarding the Company's and the Bank's directors, executive officers and principal shareholders as of December 31, 1997:

                                                                                                 Shares of Common Stock
                                                                                                 Beneficially Owned and
Name (Age) and Year First                                                                        Percentage of Common
   Elected as Director                Information About Director or Executive Officer(1)         Stock Outstanding (2)

C. Wayne Alderman (47)                Director of the Bank; Dean of Auburn University                   1,113* (3)
Bank Board: 1993                       College of Business since 1993; member of
                                       Auburn University staff since 1988.

Otis D. Alsobrook, III (46)           City President, Opelika Office and  Senior Vice                   1,586* (4)
                                       President of the Bank since 1990; previously Vice
                                       President of AmSouth Bank in  Opelika, Alabama
                                       from 1977 to 1990.


Terry W. Andrus (45)                Director of the Bank; President and Chief Executive                    300* (5)
Bank Board: 1991                     Officer of the East Alabama Medical Center since
                                     1984.

Terrell E. Bishop (61)              Senior Vice President - Mortgage Lending of the                      4,993* (6)
                                     Bank since 1991; formerly Executive Vice
                                     President, Treasurer and Director of Charter
                                     Federal Savings and Loan Assn., West Point,
                                     Georgia, from 1964 to 1990.

Winifred H. Boyd (75)               Director of the Company and the Bank; community                      15,294 (7)
Bank Board: 1981                     civic leader.                                                        1.16%
Company Board: 1993

Curt B. Cope (44)                   Director of the Bank; President of Cope International                7,138*
Bank Board: 1993                     since 1994; Previous owner and President of
                                     PowerGuard, Inc.

Robert W. Dumas (44)                Senior Vice President - Commercial & Consumer                        8,215* (8)
                                     Lending of the Bank since 1988; Employee of the
                                     Bank since 1984.

J. E. Evans (56)                    Director of the Bank; Owner of Evans Realty since                    6,000*
Bank Board: 1986                     1970.

Linda D. Fucci (50)                 Chief Financial Officer, Secretary and Treasurer of                  72,174 (9)
                                     the Company since 1984; Chief Financial Office                        5.52%
                                     and Senior Vice President of the Bank since 1988;
                                     Employee of the Bank since 1972

Jo Ann Hall (48)                    Senior Vice President - Operations of the Bank since                 4,219* (10)
                                     1994; Employee of the Bank since 1974.

William F. Ham, Jr. (44)            Director of the Bank; Owner of Varsity Enterprises, a                  352* (11)
Bank Board: 1993                     coin-operated laundry equipment operating
                                     company, since 1977.

David E. Housel (51)                Director of the Bank; Director of Auburn University                     60*
Bank Board: 1997                     Athletics since 1994; Member of the Auburn
                                     University staff since 1970.

Anne M. May (46)                    Director of the Company and the Bank; Partner,                       73,084 (12)
Bank Board: 1982                     Machen, McChesney & Chastain, Certified Public                         5.59%
Company Board: 1990                  Accountants, since 1973.

E. L. Spencer, Jr. (67)             Director of the Company and the Bank; Chairman of                   252,370 (13)(14)
Bank Board: 1975                     the Board of Directors of the Bank since 1980;                       19.29%
Company Board: 1984                  President and Chief Executive Officer of the Bank
                                     and the Company since 1990; President of Spencer
                                     Lumber Company since 1970. (14)


Edward L. Spencer, III (42)           Director of the Bank; Vice President of Spencer                     1,900* (15)
Bank Board: 1991                       Lumber Company since 1990. (14)

Emil F. Wright, Jr. (61)              Director of the Company and the Bank; Vice                         142,260 (16)
Bank Board: 1973                       Chairman of the Company and the Bank since                          10.87%
Company Board: 1984                    1991; practicing law clerk 1998; former
                                       Ophthalmologist practicing with the Medical Arts
                                       Eye Clinic 1971 - 1997.

Directors and executive                                                                                   451,430
officers as a group                                                                                        34.51%
(16 persons)

__________________
*  Denotes less than 1% beneficial ownership.


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

(3) Includes 413 shares held jointly with Mr. Alderman's wife, as to which Mr. Alderman may be deemed to have shared voting and investment power, and 700 shares held in Mr. Alderman's Simplified Employee Pension Plan.

(4) Includes 250 shares held jointly with Mr. Alsobrook's wife, as to which Mr. Alsobrook may be deemed to have shared voting and investment power, and 1,336 shares held by the trustees for the ESOP for the benefit of Mr. Alsobrook.

(5) Includes 100 shares held jointly with Mr. Andrus' wife, as to which Mr. Andrus may be deemed to have shared voting and investment power.

(6) Includes 3,664 shares held jointly with Mr. Bishop's wife, as to which Mr. Bishop may be deemed to have shared voting and investment power, and 1,329 shares held by the trustees for the ESOP for the benefit of Mr. Bishop.

(7) Includes 6,000 shares held by Ms. Boyd's husband, as to which Ms. Boyd may be deemed to have shared voting and investment power, and as to which Ms. Boyd disclaims beneficial ownership.

(8) Includes 2,750 shares held jointly with Mr. Dumas' wife, and 828 shares held jointly with Mr. Dumas' parents, as to which Mr. Dumas may be deemed to have shared voting and investment power, and 4,639 shares held by the ESOP trustees for the benefit of Mr. Dumas.

(9) Includes 64,726 shares held by the ESOP, of which Ms. Fucci is a co-trustee, as to which Ms. Fucci may be deemed to have shared voting and investment power with E. L. Spencer, Jr. and Anne M. May, as co-trustees of the ESOP, and as to which Ms. Fucci disclaims beneficial ownership of 60,213 shares. The remaining 4,513 shares are held by the ESOP trustees for the benefit of Ms. Fucci. Also includes 7,448 shares held jointly with Ms. Fucci's husband, as to which Ms. Fucci may be deemed to have shared voting and investment power.

(10)  Includes 2,884 shares held by the ESOP trustee for the benefit of Ms.
      Hall.

(11) Includes 100 shares held in Mr. Ham's self-directed Individual Retirement Account ("IRA").

(12) Includes 64,726 shares held by the ESOP, of which Ms. May is a co-trustee, as to which Ms. May may be deemed to have shared voting and investment power with E. L. Spencer, Jr. and Linda D. Fucci, as co-trustees of the ESOP, and as to which Ms. May disclaims beneficial ownership. Also includes 149 shares held by Ms. May's daughter, as to which Ms. May may be deemed to have shared voting and investment power.

(13) Includes 64,726 shares held by the ESOP, of which Mr. Spencer is a co-trustee, as to which Mr. Spencer may be deemed to have shared voting and investment power with Linda D. Fucci and Anne M. May, as co-trustees of the ESOP, and as to which Mr. Spencer disclaims beneficial ownership of 61,254 shares. The remaining 3,472 shares are held by the ESOP trustees for the benefit of Mr. Spencer. Also includes 24,900 shares held in the Trust of E. L. Spencer, Sr., of which Mr. Spencer serves as trustee, and 5,000 shares held by Mr. Spencer's wife, as to which Mr. Spencer may be deemed to have shared voting and investment power.

(14)  E. L. Spencer, Jr. is the father of Edward L. Spencer, III.

(15) Includes 10 shares held by a minor of which Mr. Spencer serves as custodian.

(16) Includes 9,800 shares held by DTS, a company in which Mr. Wright is a partner, as to which Mr. Wright may be deemed to have shared voting and investment power, and as to which Mr. Wright disclaims beneficial ownership of 9,702 shares. Also includes 1,500 shares held for the benefit of Mr. Wright by the Medical Arts Eye Clinic, PC Money Purchase Plan.

Committees and Meetings of the Board of Directors

      All Company Directors hold office until the next annual meeting of Company stockholders, unless they sooner resign, become disqualified, or are removed. All executive officers of the Company are elected annually. All Company Directors are members of the Bank's Board of Directors. Various Bank Directors are not directors of the Company.

      The Company's Board of Directors held 6 meetings during 1997 and has five standing committees: the Executive Committee, the Proxy Committee, the Personnel and Salary Committee, the Audit and Compliance Committee, and the Strategic Planning Committee. The Bank's Board of Directors held 12 meetings during 1997 and has the following standing committees separate from the Company: the Audit and Compliance Committee, the Property Committee, the Executive Committee, the Loan Committee, the Asset Liability Committee, the Personnel and Salary Committee, and the Strategic Planning Committee. Such committees perform those duties customarily performed by similar committees at other financial institutions. All directors attended at least 75% of all meetings of the Company's and the Bank's Board and each committee on which they served.

      The Company's and the Bank's Executive Committees are authorized to act in the absence of the respective Boards of Directors on most matters that require Board approval. The members of this committee for the Company are E. L. Spencer, Jr., Anne M. May, and Emil F. Wright, Jr. The members of this committee for the Bank are E. L. Spencer, Jr., Anne M. May, Emil F. Wright, Jr., and Winifred H. Boyd. Both the Company's and the Bank's committees held 4 meetings in 1997.

      The Company's Proxy Committee is authorized to act on behalf of Company stockholders when authorized by Proxy. E. L. Spencer,Jr., Winifred H. Boyd and Emil F. Wright, Jr. are the members of this committee, which held 1 meeting in 1997.

      The Company's and the Bank's Personnel and Salary Committees make recommendations to the respective Boards of Directors with respect to the compensation of executive officers and employees of the Company and the Bank. Anne M. May, Winifred H. Boyd. Emil F. Wright, Jr. and Terry Andrus are the members of these committees for both the Company and the Bank, each of which held 3 meetings in 1997.

      The Company's and the Bank's Audit and Compliance Committees are composed of at least three Directors that are not serving as officers of the Company or the Bank. These committees are authorized to make an examination of the affairs of the Company and Bank, respectively, and report the results of such examinations to the respective Boards of Directors. These committees are also responsible for reviewing the reports of any independent certified public accountants' examinations and to report to the Boards on such examinations. Anne
M. May, Emil F. Wright, Winifred H. Boyd, Terry W. Andrus, C. Wayne Alderman and Edward L. Spencer, III are the members of these committees for both the Company and the Bank, each of which held 12 meetings in 1997.

      The Company's and the Bank's Strategic Planning Committees evaluate potential acquisitions and the Company's and the Bank's long range goals and oversees the planning process for officer and director strategic planning sessions. The members of this committee for the Company are E. L. Spencer, Jr., Anne M. May, and Linda D. Fucci. The members of this committee for the Bank are
E. L. Spencer, Jr., Anne M. May, Linda D. Fucci and Terry Andrus. Both the Company's and Bank's committees held 1 meeting in 1997.

      The Bank's Property Committee evaluates and oversees building projects and property acquisitions. J. E. Evans, William F. Ham,Jr., Anne M. May and E. L. Spencer, Jr. are members of this committee, which held 2 meetings in 1997.

      The Bank's Loan Committee is comprised of three or more non-employee Directors and the Bank's CEO. This committee has the authority to examine and approve loans and discounts, to exercise authority regarding loans and discounts, to ensure adherence to the Bank's loan policy. E. L. Spencer, Jr., C. Wayne Alderman, Winifred H. Boyd, J. E. Evans, William F. Ham, Jr. and Edward Lee Spencer, III are members of this committee, which held 12 regular and at least 7 phone meetings in 1997.

      The Bank's Asset Liability Committee is responsible for managing the Bank's exposure to interest rate risk and its liquidity position and for developing and monitoring strategies to protect performance and safety. Terry Andrus, Curt B. Cope, David E. Housel and Emil F. Wright are members of this committee.

      Members of the Boards of Directors that are not Company or Bank executives are paid $300 for each Board meeting attended. For his services as such, the Chairman of the Company's and the Bank's Board of Directors is paid $600 for each Board meeting attended. In addition to Board meeting fees, members of the Loan and the Audit and Compliance Committees receive $900 per year for serving on each of these committees, and members of the Personnel and Salary Committee receive $75 per meeting held. Members of the Asset Liability Committee receive $75 per meeting attended. The chairman of the Audit and Compliance Committee receives $1,800 per year, and the Chairman of the Personnel and Salary Committee received $450 during 1997. Total directors' fees and bonuses of $103,875 were paid during 1997.

Principal Stockholders

      EL. Spencer, Jr. and Emil F. Wright, Jr. (whose ownership is described above) are the only stockholders that are known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

Compliance with Section 16(a) of the Exchange Act

    The Company's officers, directors, and 10% stockholders are required to file reports under Section 16(a) of the Exchange Act and no such persons failed to file any such reports, on a timely basis, as disclosed to the Company by such persons.



ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

    The following table sets forth certain information regarding compensation paid or to be paid by the Company or the Bank during 1997, 1996 and 1995 to E. L. Spencer, Jr., as the Company's Chief Executive Officer and during 1997 to Robert W. Dumas, a Bank Senior Vice President. No other executive officers' aggregate salaries and bonuses in 1997 exceeded $100,000. The Company has not granted any stock options or stock appreciation rights and has not made any payouts under any long-term incentive plan.

                           Summary Compensation Table

                                                                                    Long-Term
                                                                                   Compensation
                                              Annual Compensation (1)                 Awards
                                              -----------------------              ------------
                                                                              Securities Underlying
          Name and                                            Other Annual           Options/              All Other
     Principal Position     Year     Salary         Bonus     Compensation             SARs               Compensation
     ------------------     ----     ------        -------    ------------         ------------           ------------
E. L. Spencer, Jr.,         1997   $176,000        $35,000       $ -                    $ -               $26,389 (2)
Chairman, CEO               1996    168,000         30,000         -                      -                44,319 (2)
and Director of the         1995    159,148         21,000         -                      -                40,630 (2)
Company and the Bank

Robert W. Dumas             1997   $ 83,738        $18,500         -                      -                 5,319 (4)
Senior Vice                 1996           (3)
President of the Bank       1995           (3)

------------------
(1) Excludes certain personal benefits, the total value of which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for Mr.Spencer and Mr. Dumas.
(2) Includes Company contributions or other allocations to the 401(k) Plan of $8,289, 7,319, and $9,530; and Board of Directors and Board committee fees of $18,100, $17,000, and $11,100, respectively, for the years 1997, 1996, and 1995. Includes premiums paid on split-dollar whole life insurance policy of $20,000 for the years 1996 and 1995. The Company purchased the split-dollar whole life policy in 1990. Through 1996, premiums paid totaled $120,000. In 1997, the Company elected to reduce the base face amount to $208,530 and to use a portion of the cash value to purchase the paid up value of $42,357. Beginning in 1997, dividends earned by the policy will be used to pay annual premiums of $8,777 or to purchase additional insurance. Should the dividends be insufficient to pay the annual premium, the Company will either make a payment of the difference or reduce the face amount of insurance accordingly. Upon the Chairman's death, the Company will receive a return of all premiums paid, and the Chairman's spouse will receive the remaining benefits in trust. If the policy surrendered, the Company will receive the cash surrender value. The policy is reevaluated on an annual basis by the Personnel and Salary Committee.
(3) Reporting not required for 1996 and 1995 since the aggregate salary and bonuses did not exceed $100,000.

(4) Includes Company contributions or other allocations to the 401(k) Plan of $5,319.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 9 "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Various Company directors, officers, and their affiliates, including corporations and firms of which they are officers or in which they and/or their families have an ownership interest, are customers of, or had transactions with, the Company and/or the Bank. All such transactions were in the ordinary course of business with the Company and/or the Bank, including borrowings, all of which the Company believes were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company and the Bank expect to continue to have such transactions on similar terms with their directors, officers, and their affiliates and associates. The aggregate amount of loans outstanding by the Bank to directors, executive officers, and related parties of the Company or the Bank as of December 31, 1997 was approximately $7,073,000, which represented approximately 27.1% of the Company's consolidated stockholders' equity on that date.

     None of the directors of the Company serves as an executive officer of, or owns, or during 1997 or 1996 owned, of record or beneficially, in excess of 10% equity interest in any business or professional entity that made during 1997, 1995, or 1995, payments to the Company or the Bank for property or services in excess of $60,000.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

3         A.    Certificate of Incorporation of Auburn National Bancorporation,
          Inc. (incorporated by reference from Registrant's
          Registration Statement on Form SB-2 (File No. 33-86180)).

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

21.    Subsidiaries of Registrant

23.    Consent of Accountants

27.    Financial Data Schedule


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                       Consolidated Financial Statements

                       December 31, 1997, 1996, and 1995


                   With Independent Auditors' Report Thereon

                         Independent Auditors' Report



The Board of Directors
Auburn National Bancorporation, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheets of Auburn
National Bancorporation, Inc. and subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Atlanta, Georgia
February 17, 1998

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets

                          December 31, 1997 and 1996

                     Assets                                        1997               1996
                     ------                                        ----               ----

Cash and due from banks (note 2)                               $ 12,268,412         15,427,715
Federal funds sold                                                2,615,000         11,745,000
                                                               ------------        -----------
           Cash and cash equivalents                             14,883,412         27,172,715

Interest-earning deposits with other banks                        1,722,982              6,354

Investment securities held to maturity (fair value
   of $14,401,723 and $17,916,468 for December 31, 1997
   and 1996, respectively) (note 3)                              14,364,262         17,903,079

Investment securities available for sale (note 3)                40,445,856         44,026,979

Loans:
   Loans, less unearned income of $36,706 and $91,167
     at December 31, 1997 and 1996, respectively                185,493,178        161,718,475
   Less allowance for loan losses                                (2,125,104)        (2,093,682)
                                                               ------------        -----------
           Loans, net (notes 4 and 7)                           183,368,074        159,624,793

Premises and equipment, net (note 5)                              3,520,542          3,447,099
Rental property, net                                              1,807,359          1,899,354
Other assets (note 8)                                             4,621,187          3,974,984

                                                               ------------        -----------
           Total assets                                        $264,733,674        258,055,357
                                                               ============        ===========

See accompanying notes to consolidated financial statements.

                     Liabilities and Stockholders' Equity          1997               1996
                     ------------------------------------          ----               ----

Deposits:
    Noninterest-bearing                                        $ 32,638,352         28,406,946
    Interest-bearing (note 6)                                   191,339,635        188,320,228
                                                               ------------        -----------
          Total deposits                                        223,977,987        216,727,174

Securities sold under agreements to repurchase                    1,273,507          4,652,834
Other short-term borrowings (note 7)                                      -          1,203,130
Other borrowed funds (note 7)                                    11,138,850         10,908,338
Accrued expenses and other liabilities                            2,238,989          1,367,149
Employee Stock Ownership Plan debt (note 9)                          56,934            113,940
                                                               ------------        -----------
          Total liabilities                                     238,686,267        234,972,565
                                                               ------------        -----------
Stockholders' equity (notes 12 and 13):
    Preferred stock of $.01 par value; authorized
      200,000 shares; issued shares - none                                -                  -
    Common stock of $.01 par value; authorized 2,500,000
      shares; issued 1,319,045 shares at December 31, 1997
      and 1996                                                       13,190             13,190
    Surplus                                                       3,733,853          3,691,099
    Retained earnings                                            22,396,461         19,942,980
    Unrealized gain (loss) on mutual funds and investment
      securities available for sale, net of taxes                   175,436           (146,528)
    Less:
      Treasury stock, 10,854 shares and 15,974 shares
        at December 31, 1997 and 1996,
        respectively, at cost                                      (214,599)          (304,009)
      Employee Stock Ownership Plan debt                            (56,934)          (113,940)
                                                               ------------        -----------
          Total stockholders' equity                             26,047,407         23,082,792

Commitments and contingencies (note 10)


                                                               ------------        -----------
          Total liabilities and stockholders' equity           $264,733,674        258,055,357
                                                               ============        ===========

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years Ended December 31, 1997, 1996, and 1995

                                                                   1997              1996             1995
                                                                   ----              ----             ----

Interest income:
    Interest and fees on loans                                 $15,219,545       13,067,275        12,118,238
                                                               -----------       ----------        ----------

    Interest and dividends on investment securities
      held to maturity:
        Taxable                                                  1,047,042        1,455,910         2,172,396
        Tax-exempt                                                  99,505          104,492           135,223
                                                               -----------       ----------        ----------
          Total interest and dividends on investment
              securities held to maturity                        1,146,547        1,560,402         2,307,619
                                                               -----------       ----------        ----------
    Interest and dividends on investment securities
      available for sale:
        Taxable                                                  2,886,436        2,618,820         1,387,669
        Tax-exempt                                                  23,785           15,464                 -
                                                               -----------       ----------        ----------
          Total interest and dividends on investment
               securities available for sale                     2,910,221        2,634,284         1,387,669
                                                               -----------       ----------        ----------

    Interest on federal funds sold                                 387,773          337,452           345,069
    Interest on interest-earning deposits with other banks          81,421            1,550             3,215
                                                               -----------       ----------        ----------
          Total interest income                                 19,745,507       17,600,963        16,161,810
                                                               -----------       ----------        ----------

Interest expense:
    Interest on deposits                                         9,553,095        8,684,432         8,058,254
    Interest on federal funds purchased                                 86           11,040            15,635
    Interest on securities sold under agreements
      to repurchase                                                127,727          413,650           133,979
    Interest on other borrowings                                   661,592          554,606           649,726
                                                               -----------      -----------       -----------
          Total interest expense                                10,342,500        9,663,728         8,857,594
                                                               -----------      -----------       -----------

          Net interest income                                    9,403,007        7,937,235         7,304,216

Provision for loan losses (note 4)                                 285,245           80,102                 -
                                                               -----------      -----------        ----------
          Net interest income after provision
              for loan losses                                    9,117,762        7,857,133         7,304,216
                                                               -----------      -----------        ----------
Noninterest income:
    Service charges on deposit accounts                            865,473          801,124           734,522
    Investment securities gains (losses), net (note 3)             (59,876)          26,478            37,237
    Other (note 14)                                              1,369,277        1,580,735         1,522,726
                                                               -----------      -----------        ----------
          Total noninterest income                               2,174,874        2,408,337         2,294,485
                                                               -----------      -----------        ----------

Noninterest expense:
    Salaries and benefits (note 9)                               3,142,740        2,940,791         2,986,511
    Net occupancy expense                                          972,108          816,653           723,916
    Other (note 14)                                              2,269,782        2,249,867         2,708,243
                                                               -----------      -----------       -----------
          Total noninterest expense                              6,384,630        6,007,311         6,418,670
                                                               -----------      -----------       -----------

          Earnings before income taxes                           4,908,006        4,258,159         3,180,031

Income tax expense (note 8)                                      1,827,963        1,504,805         1,088,797
                                                               -----------      -----------       -----------

          Net earnings                                         $ 3,080,043        2,753,354         2,091,234
                                                               ===========      ===========       ===========

Basic income per share                                         $      2.36             2.11              1.61
                                                               ===========      ===========       ===========

Weighted-average shares outstanding                              1,305,482        1,304,742         1,301,372
                                                               ===========      ===========       ===========

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996, and 1995

                                                                             Common                         Retrained
                                                               Shares        stock            Surplus       earnings
                                                               ------        ------           -------       ----------
Balance at December 31, 1994                                  1,250,000      $12,500         2,452,449      16,128,345
Issuance of common stock (69,045 shares)                         69,045          690         1,233,039               -
Net earnings                                                          -            -                 -       2,091,234
Cash dividends paid ($0.36 per share)                                 -            -                 -        (469,669)
Change in net unrealized gain (loss) on mutual funds
    and investment securities available for sale                      -            -                 -               -
Payment of Employee Stock Ownership Plan debt                         -            -                 -               -
Purchase of Treasury stock (1,202 shares)                             -            -                 -               -
                                                              ---------      -------         ---------      ----------
Balance at December 31, 1995                                  1,319,045       13,190         3,685,488      17,749,910

Net earnings                                                          -            -                 -       2,753,354
Cash dividends paid ($0.43 per share)                                 -            -                 -        (560,284)
Change in net unrealized gain (loss) on mutual funds
    and investment securities available for sale                      -            -                 -               -
Payment of Employee Stock Ownership Plan debt                         -            -                 -               -
Sale of Treasury stock (1,111 shares)                                 -            -             5,611               -
Purchase of Treasury stock (11,265 shares)                            -            -                 -               -
                                                              ---------      -------         ---------      ----------
Balance at December 31, 1996                                  1,319,045       13,190         3,691,099      19,942,980

Net earnings                                                          -            -                 -       3,080,043
Cash dividends paid ($0.48 per share)                                 -            -                 -        (626,562)
Change in net unrealized gain (loss) on mutual funds
    and investment securities available for sale                      -            -                 -               -
Payment of Employee Stock Ownership Plan debt                         -            -                 -               -
Sale of Treasury stock (5,488 shares)                                 -            -            42,754               -
Purchase of Treasury stock (368 shares)                               -            -                 -               -
                                                              ---------      -------         ---------      ----------
Balance at December 31, 1997                                  1,319,045      $13,190         3,733,853      22,396,461
                                                              =========      =======         =========      ==========

                                                         Net unrealized
                                                          gain (loss) on
                                                           mutual funds       Employee
                                                         and investment         stock
                                                            securities        ownership          Treasury
                                                       available for sale     plan debt            stock          Total
                                                       ------------------    ----------          --------         -----
Balance at December 31, 1994                                (348,663)        (227,953)          (74,994)      17,941,684
Issuance of common stock (69,045 shares)                           -                -                 -        1,233,729
Net earnings                                                       -                -                 -        2,091,234
Cash dividends paid ($0.36 per share)                              -                -                 -         (469,669)
Change in net unrealized gain (loss) on mutual funds
    and investment securities available for sale             439,438                -                 -          439,438
Payment of Employee Stock Ownership Plan debt                      -           57,007                 -           57,007
Purchase of Treasury stock (1,202 shares)                          -                -           (24,761)         (24,761)
                                                            --------         --------          --------       ----------
Balance at December 31, 1995                                  90,775         (170,946)          (99,755)      21,268,662

Net earnings                                                       -                -                 -        2,753,354
Cash dividends paid ($0.43 per share)                              -                -                 -         (560,284)
Change in net unrealized gain (loss) on mutual funds
    and investment securities available for sale            (237,303)               -                 -         (237,303)
Payment of Employee Stock Ownership Plan debt                      -           57,006                 -           57,006
Sale of Treasury stock (1,111 shares)                              -                -            16,887           22,498
Purchase of Treasury stock (11,265 shares)                         -                -          (221,141)        (221,141)
                                                            --------         --------          --------       ----------
Balance at December 31, 1996                                (146,528)        (113,940)         (304,009)      23,082,792

Net earnings                                                       -                -                 -        3,080,043
Cash dividends paid ($0.48 per share)                              -                -                 -         (626,562)
Change in net unrealized gain (loss) on mutual funds
    and investment securities available for sale             321,964                -                 -          321,964
Payment of Employee Stock Ownership Plan debt                      -           57,006                 -           57,006
Sale of Treasury stock (5,488 shares)                              -                -            98,058          140,812
Purchase of Treasury stock (368 shares)                            -                -            (8,648)          (8,648)
                                                            --------         --------          --------       ----------
Balance at December 31, 1997                                 175,436          (56,934)         (214,599)      26,047,407
                                                            ========         ========          ========       ==========

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1997, 1996, and 1995

                                                                           1997                1996              1995
                                                                           ----                ----              ----
Cash flows from operating activities:
Net earnings                                                         $  3,080,043          2,753,354         2,091,234
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                                        524,338            519,063           435,302
     Net amortization (accretion) of investment
       premiums (discounts)                                               (95,906)            46,623           104,234
     Provision for loan losses                                            285,245             80,102                 -
     Deferred tax (benefit) expense                                       (76,861)            55,231           (27,713)
     Loans originated for resale                                      (14,185,691)       (13,730,694)      (10,391,523)
     Proceeds from sale of loans originated for resale                 14,184,327         12,480,598         9,938,200
     Gain on sale of credit card loan portfolio                                 -                  -          (125,269)
     Loss on sale of premises and equipment                                     -                  -           178,216
     Loss on disposal of rental property                                        -                  -             6,045
     Loss (gain) on sale of investment securities                          59,876            (26,478)          (37,237)
     Loss (gain) on sale of other real estate                               3,687                  -           (39,993)
     Increase in interest receivable                                     (261,171)          (241,612)          (72,926)
     Writedown on lease with bargain purchase option                            -                  -            10,000
     (Increase) decrease in other assets                                 (493,632)           332,842          (422,785)
     Increase (decrease) in interest payable                              129,857            (94,652)          239,913
     Increase (decrease) in accrued expenses and
       other liabilities                                                  741,983             17,896           (50,775)
                                                                     ------------        -----------       -----------
         Net cash provided by operating activities                      3,896,095          2,192,273         1,834,923
                                                                     ------------        -----------       -----------
Cash flows from investing activities:
   Proceeds from sales of investment securities available for sale     11,288,950          3,871,059           498,750
   Proceeds from maturities/calls/paydowns of investment
     securities held to maturity                                        6,908,351          6,668,991        10,923,422
   Purchases of investment securities held to maturity                 (3,325,876)           (17,800)         (500,000)
   Proceeds from maturities/calls/paydowns of
     investment securities available for sale                          14,699,633         16,102,270         6,143,749
   Purchases of investment securities available for sale              (21,907,663)       (33,557,621)      (24,848,140)
   Proceeds from sale of credit card loan portfolio                             -                  -         1,008,468
   Proceeds from sale of student loan portfolio                                 -                  -         6,863,214
   Other net increase in loans                                        (24,092,861)       (20,078,467)       (7,012,292)
   Purchases of premises and equipment                                   (504,116)          (224,636)       (1,896,232)
   Proceeds from sale of other real estate                                 62,012             82,500           680,595
   Proceeds from sales of premises and equipment                                -                  -               375
   Additions to rental property                                            (1,670)           (35,745)          (68,388)
   Proceeds from lease of other real estate                                     -                  -             4,584
   Net (increase) decrease in interest-bearing deposits
     with other banks                                                  (1,716,628)               756              (408)
                                                                     ------------        -----------       -----------
         Net cash used in investing activities                       $(18,589,868)       (27,188,693)       (8,202,303)
                                                                     ------------        -----------       -----------


                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years Ended December 31, 1997, 1996, and 1995

                                                                           1997             1996              1995
                                                                           ----             ----              ----
Cash flows from financing activities:
   Net increase (decrease) in noninterest-bearing deposits           $  4,231,406         2,915,890        (1,180,109)
   Net increase in interest-bearing deposits                            3,019,407        28,008,756        21,933,364
   Net (decrease) increase in securities sold under
     agreements to repurchase                                          (3,379,327)       (2,357,264)        2,389,538
   Borrowings from FHLB                                                   251,261         5,000,000                 -
   Repayments to FHLB                                                           -          (100,000)      (11,600,000)
   Repayments of other borrowed funds                                     (20,749)          (20,800)          (18,493)
   Net (decrease) increase in other short-term borrowings              (1,203,130)          730,935          (261,076)
   Proceeds from issuance of common stock                                       -                 -         1,233,729
   Proceeds from sale of treasury stock                                   140,812            22,498                 -
   Purchase of treasury stock                                              (8,648)         (221,141)          (24,761)
   Dividends paid                                                        (626,562)         (560,284)         (469,669)
                                                                     ------------        ----------       -----------
         Net cash provided by financing activities                      2,404,470        33,418,590        12,002,523
                                                                     ------------        ----------       -----------

         Net (decrease) increase in cash and
           cash equivalents                                           (12,289,303)        8,422,170         5,635,143

Cash and cash equivalents at beginning of year                         27,172,715        18,750,545        13,115,402
                                                                     ------------        ----------       -----------

Cash and cash equivalents at end of year                             $ 14,883,412        27,172,715        18,750,545
                                                                     ============        ==========       ===========

Supplemental information on cash payments:
   Interest paid                                                     $ 10,212,643         9,758,380         8,617,681
                                                                     ============        ==========       ===========

   Income taxes paid                                                 $  1,596,005         1,239,739         1,147,122
                                                                     ============        ==========       ===========
Supplemental information on noncash transactions:
   Loans transferred to other real estate                            $    129,699            82,500            23,000
                                                                     ============        ==========       ===========

   Loans to facilitate the sale of other real estate                 $     64,000                 -           534,186
                                                                     ============        ==========       ===========
   Change in unrealized gain (loss) on investment securities
     available for sale, net of change in deferred tax               $    321,964          (237,303)          439,438
                                                                     ============        ==========       ===========

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995

(1)    Summary of Significant Accounting Policies
       ------------------------------------------
       Auburn National Bancorporation, Inc. (the Company) provides a full range of banking services to individual and corporate customers in Lee County, Alabama and surrounding counties through its subsidiary, AuburnBank (the
       Bank). The Company is subject to competition from other financial institutions. The Company is also subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       Principles of Consolidation
       ---------------------------
       The consolidated financial statements include the accounts of the Company and its subsidiary, AuburnBank. During the year ended December 31, 1997, the Company merged its existing subsidiary, ANB Systems, Inc. into the Company. All significant intercompany accounts and transactions have been eliminated.

       Cash Equivalents
       ----------------
       Cash equivalents include amounts due from banks and federal funds sold. Federal funds are generally sold for one-day periods.

       Investment Securities
       ---------------------
       The Company accounts for investment securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities whereby investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held-to-maturity securities, and (iii) securities available for sale. Trading account securities are to be stated at fair value. The Company does not have trading account securities. Investment securities held to maturity are those for which the Company has both the intent and ability to hold until maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders' equity, net of tax effects, until realized.

       Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security, taking into consideration prepayment assumptions. Gains and losses from the sale of investment securities are computed under the specific identification method.

       A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

       The Company uses interest rate swaps, caps, and floors as part of its overall interest rate risk management. Any gains and losses arising from the use of interest rate contracts are deferred and amortized over the lives of the underlying assets or liabilities as an adjustment to interest income or expense. Interest income or expense related to interest rate swaps, caps, and floors is recorded over the life of the agreement as an adjustment to interest income or expense. Interest rates on variable rate derivative products held by the Bank are derived from the Telerate USD-LIBOR rate.

       Loans
       -----
       Loans are stated at principal amounts outstanding, net of unearned income. Interest on fixed rate precomputed installment loans is credited to income based on a method which approximates the level-yield method. Interest on all other loans is credited to income on the simple interest method.

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       It is the general policy of the Bank to discontinue the accrual of interest when principal or interest payments become more than ninety days' delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

       The Company adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, on January 1, 1995. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

       Allowance for Loan Losses
       -------------------------
       The amount of provision for loan losses charged to earnings is based on actual loss experience and management's evaluation of the loan portfolio under current economic conditions. In addition, loans are examined for credit quality, documentation, and financial information annually by a qualified non-employee loan review examiner. Such provisions, adjusted for loan charge-offs and recoveries, comprise the allowance for loan losses.

       Loans are charged against the allowance when management determines such loans to be uncollectible. Subsequent recoveries are credited to the allowance.


                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       Premises and Equipment
       ----------------------
       Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on both the double-declining balance and straight-line methods for buildings and principally on a straight-line method for furniture, fixtures, and equipment over the estimated useful lives of the assets, which range from three to 39 years.

       Rental Property
       ---------------
       Rental property consists of land; buildings; and furniture, fixtures, and equipment which are rented to the Bank and the general public. Rental property is stated at cost less accumulated depreciation. Depreciation is computed on both the double-declining balance and straight-line methods for buildings and principally on a straight-line method for furniture, fixtures, and equipment over the estimated useful lives of the assets.

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

       Earnings per Share
       ------------------
       Basic income per share is computed on the weighted-average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company reserved 75,000 shares of common stock in May 1994 for issuance under stock option plans; however, no options have been granted as of December 31, 1997, thus there are no potential common shares that would result in diluted earnings per share.


                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       Accounting Pronouncements
       -------------------------
       In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 130 is effective for financial statements for both interim and annual periods beginning after December 15, 1997.

       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997. The Company does not have any segments other than banking that are considered material.

       Reclassifications
       -----------------
       Certain of the 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

(2)    Cash and Due from Banks
       -----------------------
       The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve Board requirements. The amounts of those required balances as of December 31, 1997 and 1996 were approximately $1,243,000 and $1,117,000, respectively.

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(3)    Investment Securities
       ---------------------
       The amortized cost and approximate fair value of investment securities at December 31, 1997, were as follows:

                                                                        Gross          Gross       Approximate
                                                      Amortized      unrealized     unrealized         fair
                                                        cost            gains         losses          value
                                                     -----------     ----------     ----------     -----------
       Investment securities held to maturity:
         U.S. government agencies excluding
           mortgage-backed securities                $ 3,216,614            -         71,264        3,145,350
         State and political subdivisions              1,478,866       41,216                       1,520,082
         Mortgage-backed securities                    9,469,748       67,907              -        9,537,655
         Collateralized mortgage obligations             199,034            -            398          198,636
                                                     -----------      -------         ------       ----------
                                                     $14,364,262      109,123         71,662       14,401,723
                                                     ===========      =======         ======       ==========

                                                                        Gross          Gross       Approximate
                                                      Amortized      unrealized     unrealized         fair
                                                         cost           gains         losses          value
                                                     -----------     ----------     ----------     -----------
       Investment securities available for sale:
         U.S. government agencies excluding
           mortgage-backed securities                $12,056,107       41,107              -       12,097,214
         Mortgage-backed securities                    7,957,596       32,576              -        7,990,172
         Collateralized mortgage obligations          19,659,759      234,443         33,519       19,860,683
         State and political subdivisions                480,000       17,787              -          497,787
                                                     -----------      -------         ------       ----------
                                                     $40,153,462      325,913         33,519       40,445,856
                                                     ===========      =======         ======       ==========

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       The amortized cost and approximate fair value of investment securities at December 31, 1997, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                           Approximate
                                                           Amortized           fair
                                                              cost            value
                                                         ------------      -----------
         Investment securities held to maturity:
             Due in one year or less                     $         -                 -
             Due after one year through five years           795,578           552,925
             Due after five years through ten years          410,000           684,940
             Due after ten years                           3,489,902         3,427,567
                                                         -----------        ----------
                    Subtotal                               4,695,480         4,665,432

             Mortgage-backed securities                    9,469,748         9,537,655
             Collateralized mortgage obligations             199,034           198,636
                                                         -----------        ----------

                    Total                                $14,364,262        14,401,723
                                                         ===========        ==========

                                                                           Approximate
                                                          Amortized            fair
                                                             cost             value
                                                         -----------       -----------

         Investment securities available for sale:
             Due in one year or less                     $         -                 -
             Due after one year through five years         9,986,600        10,033,814
             Due after five years through ten years        2,549,507         2,561,187
             Due after ten years                                   -                 -
                                                         -----------        ----------
                    Subtotal                              12,536,107        12,595,001

             Mortgage-backed securities                    7,957,596         7,990,172
             Collateralized mortgage obligations          19,659,759        19,860,683
                                                         -----------        ----------
                    Total                                $40,153,462        40,445,856
                                                         ===========        ==========

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       The amortized cost and approximate fair value of investment securities at December 31, 1996, were as follows:

                                                                        Gross          Gross        Approximate
                                                       Amortized      unrealized     unrealized        fair
                                                        cost            gains          losses          value
                                                     -----------      ----------     ----------     -----------
       Investment securities held to maturity:
         U.S. government agencies excluding
           mortgage-backed securities                $ 2,027,883       16,177              -        2,044,060
         State and political subdivisions              1,469,847       50,776              -        1,520,623
         Mortgage-backed securities                   13,662,962       86,246        141,014       13,608,194
         Collateralized mortgage obligations             535,093          219              -          535,312
         Corporate bonds                                 207,294          985              -          208,279
                                                     -----------      -------        -------       ----------
                                                     $17,903,079      154,403        141,014       17,916,468
                                                     ===========      =======        =======       ==========

                                                                      Gross          Gross        Approximate
                                                      Amortized     unrealized     unrealized         fair
                                                        cost          gains          losses          value
                                                     -----------    ----------     ----------     -----------
       Investment securities available for sale:
         U.S. government agencies excluding
           mortgage-backed securities                $18,013,005       20,805        160,980       17,872,830
         Mortgage-backed securities                      364,647            -          1,556          363,091
         Collateralized mortgage obligations          24,906,147      104,037        155,224       24,854,960
         Mutual funds                                    478,211            -         31,708          446,503
         State and political subdivisions                480,000        9,595              -          489,595
                                                     -----------      -------        -------       ----------
                                                     $44,242,010      134,437        349,468       44,026,979
                                                     ===========      =======        =======       ==========

       There were no sales of investment securities held to maturity during any of the years in the three-year period ended December 31, 1997. Proceeds from sales of investment securities available for sale were $11,288,950, $3,871,059, and $498,750 for the years ended December 31, 1997, 1996, and
       1995, respectively. Gross losses of $59,876 were realized on sales of investment securities for the year ended December 31, 1997. Gross gains of $26,478 and $37,237 were realized on sales for the years ended December 31, 1996 and 1995, respectively.

       Investment securities with an aggregate carrying value of $50,086,378 and $52,721,095 at December 31, 1997 and 1996, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

       The Company maintains a diversified investment portfolio, including held-to-maturity and available-for-sale securities, with limited concentration in any given region, industry, or economic characteristic. Investments in municipal governments are made throughout the U.S. with no concentration in any given state.

       Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $899,600 and $859,200 at December 31, 1997 and 1996,
       respectively.

                                                                    (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(4)    Loans
       -----
       At December 31, 1997 and 1996, the composition of the loan portfolio was as follows:

                                                                     1997               1996
                                                                     ----               ----
           Commercial, financial, and agricultural              $ 46,328,523         39,212,438
           Real estate - construction:
              Commercial                                           3,172,382          3,572,030
              Residential                                          3,582,534          3,068,125
           Real estate - mortgage:
              Commercial                                          51,713,918         42,827,126
              Residential                                         62,112,576         58,529,443
           Consumer installment                                   18,619,951         14,600,480
                                                                ------------        -----------
                    Total loans                                  185,529,884        161,809,642
           Less:
              Unearned income                                        (36,706)           (91,167)
              Allowance for loan losses                           (2,125,104)        (2,093,682)
                                                                ------------        -----------
                    Loans, net                                  $183,368,074        159,624,793
                                                                ============        ===========

       During 1997 and 1996, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 1997 and 1996 amounted to $7,072,874 and $8,260,845, respectively. The change from 1996 to 1997 reflects payments of $7,613,296 and advances of $6,425,325. In management's opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

       A summary of the transactions in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                           1997           1996           1995
                                                           ----           ----           ----
         Balance at beginning of year                  $2,093,682      2,012,133      2,099,599
         Provision charged to earnings                    285,245         80,102              -
         Loan recoveries                                   66,224        174,050        119,521
         Loans charged off                               (320,047)      (172,603)      (156,419)
         Reversal of credit card allowance                      -              -        (50,568)
                                                       ----------      ---------      ---------
         Balance at end of year                        $2,125,104      2,093,682      2,012,133
                                                       ==========      =========      =========

       At December 31, 1997 and 1996, the Company had $578,130 and $620,438, respectively, of impaired loans. Impaired loans at December 31, 1997 include loans of $71,983 that had a related valuation allowance of $49,450. Impaired loans at December 31, 1996 include loans of $84,248 that had a related valuation allowance of $64,205.

                                                                    (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

       For the years ended December 31, 1997, 1996, and 1995, the average recorded investment in the impaired loans was $593,750, $655,907, and $1,521,355, respectively. The related amount of interest income recognized during 1997, 1996, and 1995 amounted to $54,459, $54,258, and $87,525, respectively.

       Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $276,000 and $219,000 at December 31, 1997 and 1996, respectively. There were no nonaccrual loans at December 31, 1997. Nonaccrual loans were $73,000 at December 31, 1996. The impact of nonaccrual loans on interest income for the years ended December 31, 1997, 1996, and 1995 was not significant.

       The Company's loan servicing portfolio consisted of 832 loans with an outstanding balance of $63,565,693, 730 loans with an outstanding balance of $53,774,538, and 691 loans with an outstanding balance of $50,630,296, as of December 31, 1997, 1996, and 1995, respectively.

(5)    Premises and Equipment
       ----------------------
       Premises and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                           1997               1996
                                                           ----               ----
         Land                                          $   407,747            407,747
         Buildings                                       2,713,251          2,713,251
         Furniture, fixtures, and equipment              3,961,765          3,549,955
                                                       -----------         ----------
                  Total premises and equipment           7,082,763          6,670,953

         Less accumulated depreciation                  (3,562,221)        (3,223,854)
                                                       -----------         ----------

                                                       $ 3,520,542          3,447,099
                                                       ===========         ==========

(6)    Interest-Bearing Deposits
       -------------------------
       At December 31, 1997 and 1996, the composition of interest-bearing deposits was as follows:

                                                           1997                1996
                                                           ----                ----
         NOW, Super NOW, and Automatic
           Transfer Service                            $ 22,422,519         20,089,382
         Money market                                    50,677,710         42,656,180
         Savings                                         10,217,311         10,257,485
         Certificates of deposit under $100,000          71,136,109         74,476,181
         Certificates of deposit and other time
           deposits of $100,000 and over                 36,885,986         40,841,000
                                                       ------------        -----------
                                                       $191,339,635        188,320,228
                                                       ============        ===========

                                                                    (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

       Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $1,972,000, $1,592,000, and $1,516,000 in 1997, 1996, and 1995, respectively.

(7)    Other Short-term Borrowings and Other Borrowed Funds
       ----------------------------------------------------
       Other short-term borrowings and other borrowed funds at December 31, 1997 and 1996 consisted of the following:

                                            Maturity date       Interest rate        1997             1996
                                            -------------       -------------        ----             ----
         Short-term borrowings:
             Treasury tax and
               loan (note option)           Demand                  5.20%       $         -        1,203,130
                                                                                ===========       ==========
         Other borrowed funds:
             Federal Home Loan
               Bank borrowings              February 2017           6.64            351,261                -
                                            March 2003              5.79            525,000          625,000
                                            January 2001            5.87          5,000,000        5,000,000
                                            May 1998                5.63          5,000,000        5,000,000
             Small business
               administration debt          June 2004               3.00             27,355           32,180
                                            June 2004               5.08            235,234          251,158
                                                                                -----------       ----------

                                                                                $11,138,850       10,908,338
                                                                                ===========       ==========

       The Bank has a $25,000,000 available line of credit from the FHLB which is reviewed annually by the FHLB. The above advances are against this line of credit. Interest expense on FHLB advances was $630,494, $498,705, and $577,847 in 1997, 1996, and 1995, respectively. The interest rate on the Federal Home Loan Bank borrowing that matures in May 1998 is a variable rate. Other borrowings have fixed interest rates. The advances and line of credit are collateralized by the Bank's investment in the stock of the FHLB and all first mortgage residential loans, which are sufficient to draw the full line of credit.

(8)    Income Tax Expense
       ------------------
       Total income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 was allocated as follows:

                                                           1997          1996            1995
                                                           ----          ----            ----
         Income from continuing operations             $1,827,963      1,504,805      1,088,797
                                                       ==========      =========      =========

         Stockholders' equity, for unrealized
             gains (losses) on investment securities
             available-for-sale                        $  185,461       (131,858)       235,421
                                                       ==========      =========      =========

                                                                    (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

       For the years ended December 31, 1997, 1996, and 1995 the components of income tax expense were as follows:

                                                           1997           1996          1995
                                                           ----           ----          ----
         Current income tax expense:
             Federal                                   $1,733,135      1,314,952      1,045,510
             State                                        171,689        134,622         71,000
                                                       ----------      ---------      ---------
                    Total                               1,904,824      1,449,574      1,116,510
                                                       ----------      ---------      ---------

         Deferred income tax expense (benefit):
             Federal                                      (68,833)        45,912        (19,004)
             State                                         (8,028)         9,319         (8,709)
                                                       ----------      ---------      ---------
                    Total                                 (76,861)        55,231        (27,713)
                                                       ----------      ---------      ---------
                                                       $1,827,963      1,504,805      1,088,797
                                                       ==========      =========      =========

       Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings as follows:

                                                           1997           1996           1995
                                                           ----           ----           ----
         Income tax expense at statutory rate          $1,668,722      1,447,774      1,081,211
         Increase (decrease) resulting from:
           Tax-exempt interest                            (49,177)       (59,513)       (69,680)
           State income tax expense net
              of federal income tax benefit               108,016         95,001         41,112
           Increase (decrease) in valuation allowance
              for deferred tax assets                       7,956              -        (12,640)
           Other                                           92,446         21,543         48,794
                                                       ----------      ---------      ---------
                                                       $1,827,963      1,504,805      1,088,797
                                                       ==========      =========      =========

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                          1997          1996
                                                                          ----          ----
         Deferred tax assets:
           Loans, principally due to allowance for
              loan losses                                              $658,913        619,899
           Principal amortization for leases being
              depreciated for tax                                        77,487         67,236
           Capital loss carryforward                                      7,956              -
           Unrealized loss on investment securities
              available for sale                                              -         68,503
           Other                                                         17,313         17,840
                                                                       --------        -------
                    Total gross deferred tax assets before
                      valuation allowance                               761,669        773,478

           Valuation allowance                                           (7,956)             -
                                                                       --------        -------
                    Total deferred tax assets                           753,713        773,478
                                                                       --------        -------

         Deferred tax liabilities:
           Accrued dividend income                                            -         27,500
           Premises and equipment, principally due
              to differences in depreciation                            280,058        294,085
           Investments, principally due to discount
              accretion                                                 109,337         96,403
           FHLB stock dividend                                           21,068         21,068
           Prepaid expenses                                              69,952         61,112
           Loans, principally due to differences in
              deferred loan fees                                         42,681         30,257
           Unrealized gain on investment securities
              available for sale                                        116,958              -
           Other                                                          4,127         24,921
                                                                       --------        -------
                    Total deferred tax liabilities                      644,181        555,346
                                                                       --------        -------
                    Net deferred tax asset                             $109,532        218,132
                                                                       ========        =======

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

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(9)    Retirement Plans
       ----------------
       The Bank sponsored two retirement plans, the Auburn National Bancorporation, Inc. Employee Incentive Plan and the Auburn National Bancorporation, Inc. Employee Stock Ownership Plan (ESOP). In January 1994, the two plans were merged into one plan, Auburn National Bancorporation, Inc. 401(k) and Employee Stock Ownership Plan. The plan covers substantially all employees. Participants become 20 percent vested in their accounts after two years of service and 100 percent vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $125,870, $121,076, and $122,862 in 1997, 1996, and 1995, respectively.

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

(10)   Off-Balance-Sheet Risk and Contingent Liabilities
       -------------------------------------------------
       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and standby letters of credit and financial guarantees. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

       The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       The financial instruments whose contract amounts represent credit risk as of December 31, 1997 are as follows:

         Commitments to extend credit                        $3,750,000
         Standby letters of credit                            2,205,000

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

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       The Bank enters into interest rate protection contracts to help manage the Bank's interest rate exposure. These contracts include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with the movements in interest rates. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. The notional principal amount related to these contracts was $35,000,000 at December 31, 1997. The Company estimates its current credit exposure on the purchased swaps, caps, and floors to be approximately $117,000 at December 31, 1997. The current credit exposure of derivatives is represented by the excess of the fair value of contracts over the respective carrying value for those contracts with a net positive fair value at the reporting date. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank's overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Although none of the interest rate protection agreements are traded on any organized exchange, the Company believes that an active secondary market exists for such contracts.

       In February 1995, the Bank entered into two interest rate floors with respect to $20,000,000 in variable rate loans. These agreements allow the Bank to receive interest payments based on three-month LIBOR should the floor rate fall below 5.00% and 6.00%, respectively. The agreements required the Bank to pay a fixed amount of $26,000 and $76,500, respectively, upon consummation of the agreements. The purpose of these contracts was to reduce interest rate exposure to variable assets in a low interest rate environment.

       In June 1996, the Bank entered into an interest rate swap with respect to $5,000,000 in two-year six percent certificates of deposit. This agreement allows the Bank to receive fixed interest payments at 6.37% per annum and to pay a variable rate equal to three months LIBOR. The purpose of this contract was to reduce the Bank's effective cost of funds to better match the costs of funding variable rate loans. The Bank has secured this interest rate swap with approximately $500,000 in principal amount of mortgage-backed securities.

       In May 1997, the Bank entered into an interest rate swap with respect to $10,000,000 in two-year 6.25% certificates of deposit. This agreement allows the Bank to receive fixed interest payments at 6.42% per annum and to pay a variable rate equal to three-month LIBOR. The purpose of this contract was to reduce the Bank's effective cost of funds to better match the costs of funding variable rate loans.

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       The following table summarizes information on interest rate swaps and floors at December 31, 1997:

                       INTEREST RATE PROTECTION CONTRACTS

                                                                                                    Weighted-
                                                    Thousands                     Weighted-          average
                                       -----------------------------------       average rate       remaining
                                       Notional    Carrying     Estimated      -----------------      life
                                        amount      value       fair value     Received     Paid     (years)
                                       --------    --------     ----------     --------     ----    ---------
       December 31, 1997

       Swaps:
          Receive fixed:
             One year or less          $ 5,000         -             8          6.37%       5.91       0.50
             Over one year through
               two years                10,000         -            68          6.42%       5.88       1.25

       Floors:
          Purchased:
             Over two years through
               five years               10,000        11            11             -           -       2.25
             Over two years through
               five years               10,000        32            73          6.00%       5.81       2.25
                                       -------        --           ---
                                       $35,000        43           160
                                       =======        ==           ===

       All interest rate protection contracts reprice quarterly. The weighted-average rates received/paid are shown only for swaps and floors for which net interest amounts were receivable or payable at the end of each period. For floors when the index rate has not been reached, no rate is shown. Interest rates on variable rate derivative products held by the Bank are derived from the USD-LIBOR rate.

       The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings will not have a material adverse effect upon the financial position or results of operations of the Company.

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


(11)   Fair Value of Financial Instruments
       -----------------------------------

       Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

       The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

           (a)   Cash, Cash Equivalents, and Interest-Bearing Deposits with
                 ----------------------------------------------------------
                 Other Banks
                 -----------
                 Fair value equals the carrying value of such assets.

           (b)   Investment Securities
                 ---------------------
                 The fair value of investment securities is based on quote market prices.

           (c)   Loans
                 -----
                 The fair value of loans is calculated using discounted cash flows and excludes lease financing arrangements. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

           (d)   Off-Balance-Sheet Instruments
                 -----------------------------
                 Fair value of interest rate swaps, financial futures, and interest rate caps and floors is based on quoted market prices. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the creditworthiness of the counterparties.

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

           (e)   Deposits
                 --------
                 As required by SFAS 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW accounts, savings, and money market deposit accounts, is equal to the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

           (f)   Short-term Borrowings
                 ---------------------
                 The fair value of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximates their carrying value.

           (g)   Long-term Borrowings
                 --------------------
                 The fair value of the Company's fixed rate long-term debt is estimated using discounted cash flows based on estimated current market rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate long-term debt approximates its fair value.

       The carrying value and estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows (in thousands):

                                                                  1997                      1996
                                                         ----------------------    ----------------------
                                                                      Estimated                 Estimated
                                                         Carrying      fair        Carrying       fair
                                                          amount       value        amount        value
                                                         --------     ---------    --------     ---------
         Financial assets:
             Cash and short-term investments             $ 16,606      16,606       27,179        27,179
                                                         ========     =======      =======       =======
             Investment securities                       $ 54,810      54,848       61,930        61,970
                                                         ========     =======      =======       =======

             Loans, net of allowance
               for loan losses                           $183,368     186,582      159,625       163,560
                                                         ========     =======      =======       =======

         Financial liabilities:
             Deposits                                    $223,978     223,387      216,727       217,673
                                                         ========     =======      =======       =======

             Short-term borrowings                       $  1,274       1,274        5,856         5,856
                                                         ========     =======      =======       =======

             Long-term borrowings                        $ 11,196      10,999       11,022        11,964
                                                         ========     =======      =======       =======

         Off-balance sheet financial instruments:
             Interest rate contracts:
               Swaps                                     $      -          76            -           27
               Caps and floors                                 43          84           92          178
                                                         --------     -------      -------       ------

                                                         $     43         160           92          205
                                                         --------     -------      -------       ------

                                                                    (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(12)   Common Stock and Capital Requirements
       -------------------------------------
       The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and Bank meet all capital adequacy requirements to which they are subject.

       As of December 31, 1997, based on its most recent notification the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


       The actual capital amounts and ratios and the aforementioned minimums as of December 31, 1997 and 1996 are as follows (dollars in thousands):


                                                                                                               Minimum
                                                                                           Minimum            to be well
                                                                                          for capital      capitalized under
                                                                                           adequacy        prompt corrective
                                                                         Actual            purposes        action provisions
                                                                    ----------------    ---------------    -----------------
                                                                     Amount   Ratio      Amount   Ratio     Amount     Ratio
                                                                    --------  -----     --------  -----    --------    -----
         Auburn National Bancorporation, Inc.
             As of December 31, 1997
               Total capital (to risk-weighted assets)              $27,997   15.22%    $14,717    8%         N/A      N/A
               Tier I risk-based capital (to risk-weighted assets)   25,872   14.06       7,359    4          N/A      N/A
               Tier I leverage capital (to average assets)           25,872    9.80      10,561    4          N/A      N/A

             As of December 31, 1996
               Total capital (to risk-weighted assets)              $25,248   15.39%    $13,124    8%         N/A      N/A
               Tier I risk-based capital (to risk-weighted assets)   23,198   14.14       6,562    4          N/A      N/A
               Tier I leverage capital (to average assets)           23,198    8.99      10,322    4          N/A      N/A

         AuburnBank
             As of December 31, 1997
               Total capital (to risk-weighted assets)              $25,229   13.89%    $14,529    8%    $ 18,161      10%
               Tier I risk-based capital (to risk-weighted assets)   23,104   12.72       7,264    4       10,897       6
               Tier I leverage capital (to average assets)           23,104    8.84      10,453    4       13,066       5

             As of December 31, 1996
               Total capital (to risk-weighted assets)              $22,662   14.03%    $12,921    8%    $ 16,151      10%
               Tier I risk-based capital (to risk-weighted assets)   20,643   12.78       6,460    4        9,691       6
               Tier I leverage capital (to average assets)           20,643    8.09      10,203    4       12,753       5

(13)   Dividends from Subsidiary
       -------------------------
       Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 1997, the Bank could have declared dividends of approximately $1,214,394 without prior approval of regulatory authorities. As a result of this limitation, approximately $22,065,755 of the Company's investment in the Bank was restricted from transfer in the form of dividends.

(14)   Supplemental Information
       ------------------------
       Components of other noninterest income exceeding one percent of revenues for any of the years in the three-year period ended December 31, 1997, included merchant discounts and fees on MasterCard and Visa sales of $310,416, $293,004, and $241,254 in 1997, 1996, and 1995, respectively;
       and, gain on sale of mortgage loans of $76,747, $68,433, and $76,559 in 1997, 1996, and 1995, respectively. Also included were servicing fees of $166,538, $163,820, and $169,376 in 1997, 1996, and 1995, respectively;
       and, rental income of $138,618, $161,510, and $175,056 in 1997, 1996, and
       1995, respectively.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

       Components of other noninterest expense exceeding one percent of revenues for any of the years in the three-year period ended December 31, 1997, included FDIC insurance expense of $26,315, $2,000, and $191,942 in 1997, 1996, and 1995, respectively; and, professional fees of $155,635, $225,036, and $214,248 in 1997, 1996, and 1995, respectively. Also included were marketing expenses of $221,504, $191,553, and $188,040 in 1997, 1996, and 1995, respectively; rental property expenses of $239,192, $236,206, and $211,123 in 1997, 1996, and 1995, respectively; and,
       MasterCard and Visa processing fees of $254,863, $231,432, and $216,891 in 1997, 1996, and 1995, respectively.

(15)   Parent Company Financial Information

       The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:

                              Parent Company Only

                           Condensed Balance Sheets

                          December 31, 1997 and 1996

                                        Assets                                    1997             1996
                                        ------                                    ----             ----
         Cash and due from banks                                              $   474,460            43,300
         Investment securities                                                    693,221           747,775
         Investment in subsidiaries:
             Bank                                                              23,280,149        20,528,398
             Nonbank                                                                    -             1,423
                                                                              -----------        ----------
                    Total investment in subsidiaries                           23,280,149        20,529,821

         Premises and equipment, net                                               68,194            55,096
         Rental property                                                        1,807,359         1,899,354
         Other assets                                                             154,238           296,675
                                                                              -----------        ----------
                    Total assets                                              $26,477,621        23,572,021
                                                                              ===========        ==========
                      Liabilities and Stockholders' Equity
                      ------------------------------------
         Other borrowed funds                                                 $   262,589           283,338
         Accrued expenses and other liabilities                                   110,691            91,951
         Employee Stock Ownership Plan debt                                        56,934           113,940
                                                                              -----------        ----------
                    Total liabilities                                             430,214           489,229
                                                                              -----------        ----------

         Stockholders' equity:
             Preferred stock of $.01 par value; authorized
               200,000 shares; issued shares - none                                     -                 -
             Common stock of $.01 par value; authorized
               2,500,000 shares; issued 1,319,045
               shares at December 31, 1997 and 1996                                13,190            13,190
             Surplus                                                            3,733,853         3,691,099
             Retained earnings                                                 22,396,461        19,942,980
             Unrealized gain (loss) on mutual funds and investment
               securities available for sale, net of taxes                        175,436          (146,528)

         Less:
             Employee Stock Ownership Plan debt                                   (56,934)         (113,940)
             Treasury stock, 10,854 shares and 15,974 shares in
               1997 and 1996, respectively, at cost                              (214,599)         (304,009)
                                                                              -----------        ----------
                    Total stockholders' equity                                 26,047,407        23,082,792
                                                                              -----------        ----------
                    Total liabilities and stockholders' equity                $26,477,621        23,572,021
                                                                              ===========        ----------

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                              Parent Company Only

                       Condensed Statements of Earnings

                 Years Ended December 31, 1997, 1996, and 1995

                                                                         1997         1996         1995
                                                                         ----         ----         ----
         Income:
             Cash dividends from bank subsidiary                     $  697,000      265,000            -
             Property dividend from bank subsidiary                           -            -      234,692
             Interest on interest-earning deposits                            -        7,306       26,854

             Interest on investment securities held to maturity:
               Taxable                                                    3,822        3,453        4,442
               Tax-exempt                                                37,765       43,258       22,021
                                                                     ----------    ---------    ---------
                      Total interest on investment securities
                         held to maturity                                41,587       46,711       26,463
                                                                     ----------    ---------    ---------
             Other income                                               612,970      819,286      685,429
                                                                     ----------    ---------    ---------
                      Total income                                    1,351,557    1,138,303      973,438
                                                                     ----------    ---------    ---------

         Expense:
             Interest on borrowed funds                                  22,450       26,197       28,863
             Net occupancy expense                                       24,218       25,368       49,814
             Salaries and benefits                                      357,186      322,750      321,051
             Other                                                      331,948      369,930      367,015
                                                                     ----------    ---------    ---------
                      Total expense                                     735,802      744,245      766,743
                                                                     ----------    ---------    ---------

                      Earnings before income tax expense
                         (benefit) and equity in undistributed
                         earnings (loss) of subsidiaries                615,755      394,058      206,695

         Applicable income tax expense (benefit)                        (35,924)      10,917      (30,344)
                                                                     ----------    ---------    ---------
                      Earnings before equity in undistributed
                         earnings (loss) of subsidiaries                651,679      383,141      237,039

         Equity in undistributed earnings (loss) of subsidiaries:
             Bank                                                     2,429,787    2,370,686    1,854,789
             Other                                                       (1,423)        (473)        (594)
                                                                     ----------    ---------    ---------
                      Net earnings                                   $3,080,043    2,753,354    2,091,234
                                                                     ==========    =========    =========

                                                                    (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                              Parent Company Only

                      Condensed Statements of Cash Flows

                 Years Ended December 31, 1997, 1996, and 1995

                                                                          1997         1996          1995
                                                                          ----         ----          ----
         Cash flows from operating activities:
         Net earnings                                                $ 3,080,043    2,753,354    2,091,234
         Adjustments to reconcile net earnings to net
             cash provided by operating activities:
               Depreciation and amortization                             116,919      124,980      136,977
               Amortization of premium on investment
                 securities held to maturity                                   -          391        1,287
               Property dividend from bank subsidiary                          -            -     (234,692)
               Net undistributed earnings of subsidiaries             (2,428,364)  (2,370,213)  (1,854,195)
               Decrease (increase) in other assets                       142,437     (191,004)     101,323
               Increase (decrease) in other liabilities                   18,740       17,929      (58,651)
                                                                     -----------    ---------    ---------
                      Net cash provided by operating
                         activities                                      929,775      335,437      183,283
                                                                     -----------    ---------    ---------

         Cash flows from investing activities:
             Proceeds from paydowns of investment
               securities held to maturity                                 9,554       11,155       13,245
             Proceeds from calls of investment securities
               held to maturity                                           45,000       95,000       50,000
             Purchase of investment securities held to maturity                -            -     (500,000)
             Purchase of premises and equipment                          (83,488)           -      (13,133)
             Proceeds from sale of premises and equipment                 47,444       11,554            -
             Purchase of rental property                                  (1,978)     (35,746)     (68,388)
                                                                     -----------    ---------    ---------
                      Net cash provided by (used in)
                         investing activities                             16,532       81,963     (518,276)
                                                                     -----------    ---------    ---------

         Cash flows from financing activities:
             Decrease in other borrowed funds                            (20,749)     (20,800)     (14,270)
             Proceeds from issuance of common stock                            -            -    1,233,729
             Purchase of Class B common stock of bank
               subsidiary                                                      -            -       (2,400)
             Proceeds from sale of treasury stock                        140,812       22,498            -
             Purchase of treasury stock                                   (8,648)    (221,141)     (24,761)
             Dividends paid                                             (626,562)    (560,284)    (469,669)
                                                                     -----------    ---------    ---------
                      Net cash (used in) provided by
                         financing activities                           (515,147)    (779,727)     722,629
                                                                     -----------    ---------    ---------

                      Net increase (decrease) in cash and cash
                         equivalents                                     431,160     (362,327)     387,636

         Cash and cash equivalents at beginning of year                   43,300      405,627       17,991
                                                                     -----------    ---------    ---------

         Cash and cash equivalents at end of year                    $   474,460       43,300      405,627
                                                                     ===========    =========    =========

                                                                    (Continued)

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 26th day of March, 1998.

                                            AUBURN NATIONAL BANCORPORATION, INC.
                                            (Registrant)


                                            By: /s/ E.L. SPENCER, JR.
                                                ---------------------
                                                E.L. Spencer, Jr.
                                                President


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                       Title                   Date
               ---------                       -----                   ----
   /s/  E.L. SPENCER, JR.              President, CEO and         March 26, 1998
 ----------------------------------    Director
 E.L. Spencer, Jr.


   /s/  LINDA D. FUCCI                 Chief Financial Officer    March 26, 1998
 ----------------------------------    and Chief Accounting
 Linda D. Fucci                        Officer


   /s/  WINIFRED H. BOYD               Director                   March 26, 1998
 ----------------------------------
 Winifred H. Boyd


   /s/  ANNE M. MAY                     Director                   March 26, 1998
 ----------------------------------
 Anne M. May


   /s/  EMIL F. WRIGHT, JR.            Director                   March 26, 1998
 ----------------------------------
 Emil F. Wright, Jr.

                     AUBURN NATIONAL BANCORPORATION, INC.

                                 EXHIBIT INDEX

 Exhibit                                                            Sequentially
 Number                        Description                         Numbered Page
--------                       -----------                         -------------
   3.A.     Certificate of Incorporation of Auburn National
            Bancorporation, Inc. *                                        -

   3.B.     Bylaws of Auburn National Bancorporation, Inc. *              -

   4.       Instruments Defining the Rights of Security Holders
            (See Certificate of Incorporation and Bylaws). *              -

  10.A.     Auburn National Bancorporation, Inc. 1994 Long-Term
            Incentive Plan. *                                             -

  10.B.     Lease and Equipment Purchase Agreement, dated
            September 15, 1987. *                                         -

  21.       Subsidiaries of Registrant                                   77

  23.       Consent of Accountants                                       78

  27.       Financial Data Schedule                                      79

----------------------
* Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180).