Form 10QSB
period 1998-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 1998-05-15
CIK 750574

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended      March 31, 1998
                               ------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

Commission file number        0-26486
                       -------------------

                      Auburn National Bancorporation, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                             63-0885779
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1998: 1,308,191 shares of common stock, $.01
                                        --------------------------------------
par value per share
-------------------

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                     INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------

Item 1   Financial Information

                  Consolidated Balance Sheets as of
                  March 31, 1998 and December 31, 1997                        3

                  Consolidated Statements of Income for
                  the Three Months Ended March 31, 1998
                  and 1997                                                    4

                  Consolidated Statements of Changes in
                  Stockholders' Equity for March 31, 1998
                  and December 31, 1997                                       5

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1998
                  and 1997                                                    6

                  Notes to Consolidated Financial Statements                  7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8



PART II.  OTHER INFORMATION
--------------------------------------

Item 6   Exhibits                                                            15

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
            Consolidated Balance Sheets
        March 31, 1998 and December 31, 1997
                (Unaudited)





                  ASSETS                                                              3/31/98              12/31/97
     -------------------------------------                                       ---------------       ---------------

Cash and due from banks                                                          $    8,864,416        $   12,268,412
Federal funds sold and securities purchased under agreements to resell                9,815,000             2,615,000
                                                                                 ---------------       ---------------
           Cash and cash equivalents                                                 18,679,416            14,883,412

Interest bearing deposits with other banks                                            3,361,412             1,722,982
Investment securities held to maturity (fair value of $13,262,484 and
  $14,401,723 at March 31, 1998 and December 31, 1997,
  respectively):
    Taxable                                                                          12,041,981            12,885,396
    Tax-exempt                                                                        1,204,906             1,478,866
                                                                                 ---------------       ---------------
           Total Investment Securities Held to Maturity                              13,246,887            14,364,262

Investment securities available for sale, net
    Taxable                                                                          45,320,189            39,965,856
    Tax-exempt                                                                          480,000               480,000
                                                                                 ---------------       ---------------
           Total Investment Securities Available for Sale                            45,800,189            40,445,856

Loans:
  Loans, less unearned income of $28,027 at March 31, 1998
    and $36,706 at December 31, 1997                                                190,959,892           185,493,178
  Less allowance for loan losses                                                     (2,229,859)           (2,125,104)
                                                                                 ---------------       ---------------
           Loans, net                                                               188,730,033           183,368,074

Premises and equipment, net                                                           3,472,595             3,520,542
Rental property, net                                                                  1,801,619             1,807,359
Other assets                                                                          4,360,884             4,621,187
                                                                                 ---------------       ---------------
           Total assets                                                          $  279,453,035        $  264,733,674
                                                                                 ===============       ===============

       LIABILITIES & STOCKHOLDERS' EQUITY
     -------------------------------------

Deposits:
  Noninterest bearing                                                            $   35,843,586        $   32,638,352
  Interest bearing                                                                  190,677,259           191,339,635
                                                                                 ---------------       ---------------
           Total Deposits                                                           226,520,845           223,977,987

Securities sold under agreements to repurchase                                        3,036,478             1,273,507
Other borrowed funds                                                                 21,104,960            11,138,850
Accrued expenses and other liabilities                                                2,032,566             2,238,989
Employee Stock Ownership Plan debt                                                       56,934                56,934
                                                                                 ---------------       ---------------
           Total liabilities                                                        252,751,783           238,686,267

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
    issued shares-none                                                                      ---                   ---
  Common stock of $.01 par value; authorized 2,500,000 shares;
    issued 1,319,045 at March 31, 1998 and December 31, 1997,
    respectively                                                                         13,190                13,190
  Surplus                                                                             3,733,853             3,733,853
  Retained earnings                                                                  23,066,858            22,396,461
                                                                                 ---------------       ---------------
                                                                                     26,813,901            26,143,504

  Accumulated other comprehensive income                                                158,884               175,436
  Treasury stock, 10,854 shares at March 31, 1998 and
       December 31, 1997, at cost                                                      (214,599)             (214,599)
  Employee Stock Ownership Plan debt                                                    (56,934)              (56,934)
                                                                                 ---------------       ---------------
           Total stockholders' equity                                                26,701,252            26,047,407

           Total liabilities and stockholders' equity                            $  279,453,035        $  264,733,674
                                                                                 ===============       ===============

See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
                       Consolidated Statements of Income
              For The Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                            -------------------------------
                                                                                1998               1997
                                                                            ------------       ------------
Interest income:
    Interest and fees on loans                                               $4,124,000         $3,583,344
    Interest and dividends on investment securities held to maturity:
        Taxable                                                                 269,823            265,173
        Tax-exempt                                                               21,568             25,840
                                                                            ------------       ------------
            Total interest and dividends on investment securities-HTM           291,391            291,013
    Interest and dividends on investment securities available for sale:
        Taxable                                                                 628,220            703,400
        Tax-exempt                                                                5,948              5,948
                                                                            ------------       ------------
            Total interest and dividends on investment securities-AFS           634,168            709,348
    Interest on federal funds sold                                               76,112            126,332
    Interest on interest-bearing deposits with other banks                       27,935              8,788
                                                                            ------------       ------------
            Total interest income                                             5,153,606          4,718,825

Interest expense:
    Interest on deposits                                                      2,375,432          2,338,683
    Interest on securities sold under agreements to repurchase                   32,000             38,198
    Interest on other borrowings                                                218,516            166,753
                                                                            ------------       ------------
            Total interest expense                                            2,625,948          2,543,634
                                                                            ------------       ------------

            Net interest income                                               2,527,658          2,175,191
Provision for loan losses                                                        86,030             58,581
                                                                            ------------       ------------
            Net interest income after provision for loan losses               2,441,628          2,116,610

Noninterest income:
    Service charges on deposit accounts                                         206,486            205,626
    Investment securities gains/(losses), net                                     7,168            (40,060)
    Other                                                                       544,513            308,921
                                                                            ------------       ------------
            Total noninterest income                                            758,167            474,487

Noninterest expense:
    Salaries and benefits                                                       720,240            783,564
    Net occupancy expense                                                       254,118            224,025
    Other                                                                       839,807            558,386
                                                                            ------------       ------------
            Total noninterest expense                                         1,814,165          1,565,975

Earnings before income tax expense                                            1,385,630          1,025,122
Income tax expense                                                              532,085            375,322
                                                                            ------------       ------------

            Net earnings                                                       $853,545           $649,800
                                                                            ============       ============

Basic earnings per share                                                          $0.65              $0.50
                                                                            ============       ============

Weighted average shares outstanding                                           1,308,191          1,303,394
                                                                            ============       ============

Dividends per share                                                               $0.14              $0.12
                                                                            ============       ============

         See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE THREE MONTHS ENDED MARCH 31, 1998


                                                                                                                      Retained
                                                                                 Common Stock        Surplus          Earnings
                                                                                --------------     ------------     ------------
Balance at December 31, 1996                                                  $        13,190        3,691,099       19,942,980

  Net earnings                                                                            ---              ---        3,080,043
  Cash dividends paid ($0.48 per share)                                                   ---              ---         (626,562)
  Change in net unrealized gain (loss) on mutual funds and
      investment securities available for sale of bank subsidiary                         ---              ---              ---
  Payment of Employee Stock Ownership Plan Debt                                           ---              ---              ---
  Sale of treasury stock (5,488 shares)                                                                 42,754
  Purchase of treasury stock (368 shares)                                                 ---              ---              ---
                                                                                --------------     ------------     ------------
Balance at December 31, 1997                                                  $        13,190        3,733,853       22,396,461


Through March 31, 1998 (Unaudited):
Net earnings                                                                              ---              ---          853,545
Cash dividends paid ($0.14 per share)                                                     ---              ---         (183,148)
Change in net unrealized gain (loss) on mutual funds and
    investment securities available for sale of bank subsidiary                           ---              ---              ---
                                                                                --------------     ------------     ------------
Balance at March 31, 1998 (Unaudited)                                         $        13,190        3,733,853       23,066,858
                                                                                ==============     ============     ============
                                                                      Accumulated
                                                                          Other       Employee Stock
                                                                     Comprehensive       Ownership     Treasury
                                                                         Income          Plan debt      Stock            Total
                                                                     --------------   ---------------  ----------     ------------
Balance at December 31, 1996                                              (146,528)         (113,940)   (304,009)      23,082,792

  Net earnings                                                                 ---               ---         ---        3,080,043
  Cash dividends paid ($0.48 per share)                                        ---               ---         ---         (626,562)
  Change in net unrealized gain (loss) on mutual funds and
      investment securities available for sale of bank subsidiary          321,964               ---         ---          321,964
  Payment of Employee Stock Ownership Plan Debt                                ---            57,006         ---           57,006
  Sale of treasury stock (5,488 shares)                                                                   98,058          140,812
  Purchase of treasury stock (368 shares)                                      ---               ---      (8,648)          (8,648)
                                                                     --------------   ---------------  ----------     ------------
Balance at December 31, 1997                                               175,436           (56,934)   (214,599)      26,047,407


Through March 31, 1998 (Unaudited):
Net earnings                                                                   ---               ---         ---          853,545
Cash dividends paid ($0.14 per share)                                          ---               ---         ---         (183,148)
Change in net unrealized gain (loss) on mutual funds and
    investment securities available for sale of bank subsidiary            (16,552)              ---         ---          (16,552)
                                                                     --------------   ---------------  ----------     ------------
Balance at March 31, 1998 (Unaudited)                                      158,884           (56,934)   (214,599)      26,701,252
                                                                     ==============   ===============  ==========     ============

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
         Consolidated Statements of Cash Flows
   For The Three Months Ended March 31, 1998 and 1997
                     (Unaudited)

                                                                                   1998               1997
                                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $853,545           $649,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                              168,266            179,787
        Accretion of investment discounts & loan fees                              (85,145)           (27,851)
        Provision for loan losses                                                   86,030             58,581
        Loss on sale of premises & equipment                                           ---              6,126
        Loss on sale of other real estate                                              ---              3,687
        Decrease/(increase) in interest receivable                                 139,359           (299,421)
        Decrease/(increase) in other assets                                         99,659           (133,874)
        Increase/(decrease) in interest payable                                      1,588           (182,287)
        (Decrease)/increase in other liabilities                                  (196,978)           257,885
                                                                              -------------      -------------
            Net cash provided by operating activities                            1,066,324            512,433
                                                                              -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                              1,174,989          1,143,083
    Purchases of investment securities held to maturity                                ---           (244,400)
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                            1,624,449          3,831,217
    Proceeds from sale of investment securities available for sale                     ---         10,870,613
    Purchases of investment securities available for sale                       (7,002,277)       (16,089,964)
    Net increase in loans                                                       (5,447,989)        (5,458,002)
    Purchases of premises and equipment                                            (53,363)          (127,862)
    Purchases of rental property                                                   (16,490)               ---
    Net increase in interest-bearing deposits with
        other banks                                                             (1,638,430)          (343,243)
                                                                              -------------      -------------
            Net cash used in investing activities                              (11,359,111)        (6,418,558)
                                                                              -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in non-interest bearing deposits,
        NOW accounts and savings accounts                                        5,632,435          3,049,359
    Net increase in certificates of deposit                                     (3,089,577)        (3,831,028)
    Net (decrease)/increase in securities sold under agreements
        to repurchase                                                            1,762,971         (1,577,447)
    Increase in borrowings from FHLB                                             9,970,438            340,000
    Net decrease in other short-term borrowings                                        ---         (1,209,765)
    Net decrease in other long-term debt                                            (4,328)            (4,330)
    Proceeds from sale of Treasury Stock                                               ---             19,638
    Purchase of treasury stock                                                         ---                ---
    Dividends paid                                                                (183,148)          (143,397)
                                                                              -------------      -------------
            Net cash provided/(used) by financing activities                    14,088,791         (3,356,970)
                                                                              -------------      -------------

Net (decrease)/increase in cash and cash equivalents                             3,796,004         (9,263,095)
Cash and cash equivalents at beginning of period                                14,883,412         27,172,715
                                                                              -------------      -------------
Cash and cash equivalents at end of period                                     $18,679,416        $17,909,620
                                                                              =============      =============


Supplemental information on cash payments:
        Interest paid                                                           $2,624,360         $2,725,921
                                                                              =============      =============

        Income taxes paid                                                         $248,198            $36,378
                                                                              =============      =============

Supplemental information on noncash transactions:
        Change in unrealized gain (loss) on investment securities
            available for sale, net of change in deferred tax                     ($16,552)         ($101,491)
                                                                              =============      =============

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements


Note 1- General

         The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.



Note 2- Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the three months ended March 31, 1998 was $836,993 compared to $548,309 for the three months ended March 31, 1997.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 1998 and 1997.

Summary

         Net income of $854,000 for the quarter ended March 31, 1998 represented an increase of $204,000 (31.4%) from the Company's net income of $650,000 for the same period of 1997. Basic income per share increased $0.15 (30.0%) to $0.65 during the first quarter of 1998 from $0.50 for the first quarter of 1997. During the three months ended March 31, 1998 compared to the same period of 1997, the Company experienced increases in net interest income and noninterest income offset by an increase in noninterest expense due to continued growth of the Company. The net yield on total interest earning assets was 8.19% for the three months ended March 31, 1998 compared to 8.11% for the three months ended March 31, 1997. The increase in the net yield on interest earning assets is due primarily to the yield of investment securities held to maturity. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Total assets of $279,453,000 at March 31, 1998 reflected an increase of $14,719,000 (5.6%) over total assets of $264,734,000, at December 31, 1997. This increase resulted primarily from increases in total loans, net of unearned income, federal funds sold and securities purchased under agreement to resell and investments available for sale. This was offset by a decrease in cash and due from banks.

Financial Condition

         Investment Securities

         Investment securities held to maturity were $13,247,000 and $14,364,000 at March 31, 1998 and December 31, 1997, respectively. This decrease of $1,117,000 (7.8%) resulted almost entirely from scheduled paydowns and calls of principal. The increase of $5,354,000 (13.2%) in investment securities available for sale to $45,800,000 at March 31, 1998 from $40,446,000 at December 31, 1997, reflects the purchase of U.S. government agency securities. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning.

         Federal funds sold increased $7,200,000 (275.3%) to $9,815,000 at March 31, 1998 from $2,615,000 at December 31, 1997. This increase is a result of a temporary investment. These fluctuations reflect normal activity in the Bank's funds management efforts.

         Loans

         Total loans, net of unearned income, of $190,860,000 at March 31, 1998 reflected an increase of $5,367,000 (2.9%) compared to the total loans of $185,493,000, net of unearned income, at December 31, 1997. This growth continues to occur in the commercial and consumer real estate mortgage portfolios due to strong customer demand and a stable local real estate market. Commercial and consumer real estate mortgage loans represented the majority of the loan portfolio with approximately 27.78% and 32.43% of the Bank's total loan portfolio at March 31, 1998, respectively. In addition, the Bank experienced growth in its commercial, financial and agricultural loans during the first three months of 1998. The net yield on loans was 8.93% for the three months ended March 31, 1998 compared to 8.86% for the three months ended March 31, 1997. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Allowance for Loan Losses and Risk Elements

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance and the appropriate provision required to maintain a level considered adequate to absorb inherent losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

         The allowance for loan losses was $2,230,000 at March 31, 1998. Management believes that this level of reserves (1.17% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

         During the first three months of 1998, the Bank made $86,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, coupled with the relatively low level of net charge-offs. For the three months ended March 31, 1998, the Bank had charge-offs of $2,000 and recoveries of $21,000.

         Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At March 31, 1998, 89 loans totaling $2,840,000, or 1.49% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 73 loans totaling $2,681,000, or 1.45% of total loans outstanding, net of unearned income, at December 31, 1997. At March 31, 1998, the amount of impaired loans was $571,000 compared to $578,000 at December 31, 1997.

         Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, and accruing loans 90 days or more past due were $856,000 at March 31, 1998 compared to $276,000 at December 31, 1997. This change resulted primarily from a increase of $437,000 in nonaccrual loans.

         Deposits

         Total deposits increased $2,543,000 (1.1%) to $226,521,000 at March 31, 1998, as compared to $223,978,000 at December 31, 1997. Noninterest-bearing deposits increased $3,206,000 (9.8%) during the first three months of 1998 while total interest-bearing deposits decreased $663,000 (0.4%) to $190,677,000 at March 31, 1998 from $191,340,000 at December 31, 1997. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 5.00% for the three months ended March 31, 1998 compared to 5.14% for the same period of 1997. During the first three months of 1998, the Bank experienced a decrease of approximately $4,129,000 (8.2%) in its money market deposit accounts. This decrease was offset by an increase in certificates of deposits over $100,000 of approximately $2,445,000 (6.6%) during the first three months of 1998. The Company considers the shifts in the deposit mix and the deposit runoff to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Capital Resources and Liquidity

         The Company's consolidated stockholders' equity was $26,701,000 at March 31, 1998, compared to $26,047,000 at December 31, 1997. This represents an increase of $654,000 (2.5%) during the first three months of 1998. Net earnings for the first three months of 1997 continues to exceed net earnings for the same period of 1997. In addition, the Company experienced a change in the fair value of its investment securities available for sale to an unrealized gain, net of taxes, of $159,000 at March 31, 1998 from an unrealized gain, net of taxes, of $175,000 at December 31, 1997. During the first three months of 1998, cash dividends of $183,000, or $0.14 per share, were declared on Common Stock, compared to $156,000, or $0.12 per share for the first three months of 1997.

         The Company's Tier 1 leverage ratio was 9.80%, Tier I risk-based capital ratio was 14.33% and Total risk-based capital ratio was 15.50% at March 31, 1998. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

         The primary source of liquidity during the first three months of 1998 continues to be through maturities, calls and paydowns of investment securities, investment securities sold under agreements to repurchase, coupled with an additional advance from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to purchase investment securities available for sale and to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $20,847,000, leaving credit available, net of advances drawn down, of approximately $4,153,000 at March 31, 1998.

         Net cash provided by operating activities of $1,066,000 for the three months ended March 31, 1998, consisted primarily of net earnings. Net cash used in investing activities of $11,359,000 funded investment securities available for sale purchases and loan growth of $7,002,000 and $5,448,000, respectively, offset by proceeds from investment sales, maturities, calls and paydowns of $2,799,000. The $14,089,000 in net cash provided by financing activities resulted primarily from a net increase in deposits of $2,542,000, increases of $1,763,000 in securities sold under agreements to repurchase and $9,970,000 in increases in FHLB-Atlanta advances.

         Interest Rate Sensitivity Management

         At March 31, 1998, interest sensitive assets that repriced or matured within the next 12 months were $158,100,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $161,306,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $3,206,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 98.0%. This compares to a cumulative GAP position at December 31, 1997, of a positive $4,373,000 and a GAP ratio of 104.0%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-bearing assets than interest-earning liabilities that reprice within the GAP period. The Company entered into a $10,000,000 notional value interest rate swap during the second quarter of 1997 to reduce the cost of funds on its 2 year 6.25% certificates of deposit and to better match funding of variable rate assets. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at March 31, 1998, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over 12 months.

Results of Operations

         Net Income

         Net income increased $204,000 (31.4%) to $854,000 for the three month period ending March 31, 1998 compared to $650,000 for the same period of 1997. Basic income per share was $0.65 and $0.50 for the first quarter of 1998 and 1997, respectively, an increase of 30.0%. The increases for the three month period ending March 31, 1998, compared to the same period of 1997, resulted primarily from increases in net interest income and noninterest income offset by increases in noninterest expense.


         Net Interest Income

         Net interest income was $2,528,000 for the first quarter of 1998. The increase of $353,000 (16.2%) over $2,175,000 for the same period of 1997, resulted primarily from the increase in interest and fees on loans. The net taxable yield on the Company's interest earning assets increased 6 basis points during the first three months of 1998, compared to the same period of 1997. During the first quarter of 1998, the Company's GAP position became more liability sensitive to changes in interest rates as compared to December 31, 1997. The Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates.

See "FINANCIAL CONDITION - INTEREST RATE SENSITIVITY MANAGEMENT" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest Income

         Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $5,154,000 and $4,719,000 for the three months ended March 31, 1998 and 1997, respectively. This represents an increase of $435,000 (9.2%) for the first quarter of 1998. This change for the first three months of 1997 resulted as the average volume of interest earning assets outstanding increased $16,012,000 (6.8%) over the same period of 1997. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Loans are the main component of the Bank's earning assets. Interest and fees on loans were $4,124,000 and $3,583,000 for the first quarter of 1998 and 1997, respectively. This reflects an increase of $541,000 (15.1%) during the three months ended March 31, 1998 over the same period of 1997. The average volume of loans increased $22,756,000 (13.8%) as of March 31, 1998 compared to the same period of 1997, while the Company's yield on loans also increased
3 basis points comparing these same periods.

         Interest income on investment securities held to maturity for the three month period ended March 31, 1998, was comparable to the same period of 1997 at $291,000. There was a 26.4% decline in the average volume outstanding, as the net yield on these average balances increased 230 basis points. For the three month period ended March 31, 1998, interest income on investment securities available for sale decreased $75,000 (10.6%) to $634,000 from $709,000 for the same period of 1997. The Company's average volume of investment securities available for sale was $389,000 (0.9%) greater for the first three months of 1998, compared to the same period of 1997, while the net yield on these average balances decreased 78 basis points. Management continues to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest Expense

         Total interest expense increased $82,000 (3.2%) to $2,626,000 for the first quarter of 1998 compared to $2,544,000 for the same period of 1997. These changes resulted as the Company's average interest-bearing liabilities outstanding increased 5.2% while the rates paid on these liabilities decreased 13 basis points during the first three months of 1998 compared to the same period of 1997. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest on deposits, the primary component of total interest expense, increased $36,000 (1.5%) to $2,375,000 for the first quarter of 1998 compared to $2,339,000 for the same period of 1997. While the Bank has allowed the one and two year, special rate certificates of deposit to adjust downward to its current market interest rates, the Company is still experiencing some of the effects of offering above market rates on its two year certificates of deposit during the first quarter of 1995. This campaign, to develop a larger local core deposit base and market share, is a factor on the Bank's overall increased cost of funds. Other factors include a shift into higher yielding money market deposit accounts, as well as increases in time deposit open accounts ("TDOA").

         Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, were $219,000 and $167,000 for the first quarter of 1998 and 1997, respectively. This represents an increase of $52,000 or 31.1%. These increases for the three month period ended March 31, 1998 are due to a 36.2% increase in the average volume offset by a 6 basis point decrease in the rate paid on other borrowed funds. The increase is primarily from the increase in FHLB-Atlanta advances and securities sold under agreements to repurchase.


         Provision for Loan Losses

         The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $86,000 for the three months ended March 31,1998 compared to $59,000 for the three months ended
March 31, 1997. The increase
in the provision for loan losses during the first three months of 1998, is entirely due to the significant increases in the loan portfolio. See "---ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."

         Noninterest Income

         Noninterest income increased $284,000 (59.9%) to $758,000 for the first quarter of 1998 from $474,000 for the same period of 1997. These changes are primarily the result of gain on investment securities of $7,000, increases in noninterest loan income and fees and increases in stock dividends from other companies.

         Service charges on deposits accounts for the first quarter of 1998 were comparative to the first quarter of 1997 at $206,000. This however is a result of an increases in nonsufficient funds and overdraft charges offset by a decrease in service charges on savings accounts.

         Other noninterest income increased $236,000 (76.4%) to $545,000 for the first quarter of 1998 from $309,000 for the same period of 1997. These increases for the three month period ended March 31, 1998 resulted from an increase in noninterest loan income and fees due to increases in loan growth and stock dividends from other companies.

         Noninterest Expense

         Total noninterest expense was $1,814,000 and $1,566,000 for the first quarter of 1998 and 1997, respectively, representing an increase of $248,000 or 15.8%. These increases were due primarily to increases in lease payments on furniture and equipment, VISA checkcard expenses and advertising. This is offset by a decrease in salaries and benefits expense.

         Salaries and benefits expense was $720,000 and $784,000 for the three months ended March 31, 1998 and 1997, respectively. This represents a decrease of $64,000 (8.2%) in the first quarter of 1998 compared to the first quarter of 1997. Overall employee levels remain consistent with a slight decrease due to additional costs allocated to loan origination activity.

         Net occupancy expense was $254,000 for the first quarter of 1998, which represented an increase of $30,000 (13.4%) over the level of $224,000 for the same period of 1997. These increases continue to result from increases in depreciation expense associated with the addition of the Winn-Dixie branch and service contracts on furniture and equipment due to the purchase of computer equipment, coupled with a slight increase during the first three months of 1998 in small furniture and equipment purchases.

         For the first quarter of 1998, other noninterest expense increased $282,000 (50.5%) to $840,000 from $558,000 for the first quarter of 1997. This increase is due to the VISA checkcard expenses due to the launch in 1998 and an increase in advertising.

         Income taxes

         Income tax expense was $532,000 and $375,000 for the first quarter of 1998 and 1997, respectively. This represents an increase of $157,000 or 41.9%. These levels represent an effective tax rate on pre-tax earnings of 38.4% for the three months ended March 31, 1998 and 36.6% for the same period of 1997.

         Impact of Inflation and changing prices

         Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of desired performance levels. However, relatively low levels of inflation in recent years have resulted in a rather insignificant effect on the Company's operations.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
Consolidated Average Balances, Interest Income/Expense and Yields/Rates

                                                                                             Three Months Ended March 31,
                                                                                   -----------------------------------------------
                                                                                                         1998
                                                                                   -----------------------------------------------
                                                                                         Average                         Yield/
                              ASSETS                                                     Balance       Interest           Rate
                  ------------------------------------                                   -------       --------           ----
                                                                                                  (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income (1)                                               $      187,226      4,124             8.93%
    Investment securities held to maturity:
        Taxable                                                                             12,486        270             8.77%
        Tax-exempt (2)                                                                       1,383         33             9.80%
                                                                                    --------------------------
                Total investment securities held to maturity                                13,869        303             8.87%
    Investment securities available for sale:
        Taxable                                                                             43,097        628             5.91%
        Tax-exempt (2)                                                                         480          9             7.68%
                                                                                    --------------------------
                Total investment securities available for sale                              43,577        637             5.93%
    Federal funds sold                                                                       5,634         76             5.47%
    Interest bearing deposits with other banks                                               1,664         28             6.82%
                                                                                    --------------------------
                Total interest earning assets                                              251,970      5,168             8.32%
Allowance for loan losses                                                                   (2,170)
Cash and due from banks                                                                      7,682
Premises and equipment                                                                       3,515
Rental property, net                                                                         1,787
Other assets                                                                                 4,065
                                                                                    ---------------
                Total Assets                                                        $      266,849
                                                                                    ===============

                            LIABILITIES & STOCKHOLDERS' EQUITY
                            ----------------------------------

Interest bearing liabilities:
    Deposits:
        Demand                                                                      $       21,012        110             2.12%
        Savings and Money Market                                                            61,982        695             4.55%
        Certificates of deposits less than $100,000                                         71,554      1,084             6.14%
           Certificates of deposit and other time deposits of $100,000 or more              38,046        486             5.18%
                                                                                    --------------------------
            Total interest bearing deposits                                                192,594      2,375             5.00%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                           2,308         32             5.62%
    Other short term borrowings                                                                  0          0             0.00%
    Other borrowed funds                                                                    15,066        218             5.87%
    Employee stock ownership plan debt                                                          56          1             7.24%
                                                                                    --------------------------
            Total interest bearing liabilities                                             210,024      2,626             5.07%
Noninterest bearing demand deposits                                                         28,385
Accrued expenses and other liabilities                                                       2,165
Stockholder's equity                                                                        26,275
                                                                                    ---------------
            Total Liabilities and shareholder's equity                              $      266,849
                                                                                    ===============
Net Interest Income                                                                                    $2,542
                                                                                                      ========
Net Yield on Total Interest Earning Assets                                                                                4.09%
                                                                                                                         ======

                                                                                             Three Months Ended March 31,
                                                                                   -----------------------------------------------
                                                                                                         1997
                                                                                   -----------------------------------------------
                                                                                         Average                         Yield/
                              ASSETS                                                     Balance       Interest           Rate
                  ------------------------------------                                   -------       --------           ----
                                                                                                  (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income (1)                                                      164,470      3,583             8.86%
    Investment securities held to maturity:
        Taxable                                                                             17,295        265             6.23%
        Tax-exempt (2)                                                                       1,547         39            10.36%
                                                                                    --------------------------
                Total investment securities held to maturity                                18,842        304             6.57%
    Investment securities available for sale:
        Taxable                                                                             42,656        703             6.70%
        Tax-exempt (2)                                                                         523          9             7.07%
                                                                                    --------------------------
                Total investment securities available for sale                              43,179        712             6.71%
    Federal funds sold                                                                       9,218        126             5.56%
    Interest bearing deposits with other banks                                                 249          9            14.70%
                                                                                    --------------------------
                Total interest earning assets                                              235,958      4,734             8.16%
Allowance for loan losses                                                                   (2,104)
Cash and due from banks                                                                      7,841
Premises and equipment                                                                       3,464
Rental property, net                                                                         1,891
Other assets                                                                                 4,103
                                                                                    ---------------
                Total Assets                                                               251,153
                                                                                    ===============

                            LIABILITIES & STOCKHOLDERS' EQUITY
                            ----------------------------------

Interest bearing liabilities:
    Deposits:
        Demand                                                                              19,628         99             2.05%
        Savings and Money Market                                                            51,835        545             4.28%
        Certificates of deposits less than $100,000                                         73,315      1,160             6.43%
           Certificates of deposit and other time deposits of $100,000 or more              40,329        535             5.39%
                                                                                    --------------------------
            Total interest bearing deposits                                                185,107      2,339             5.14%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                           2,973         38             5.20%
    Other short term borrowings                                                                382          9             9.58%
    Other borrowed funds                                                                    11,061        165             6.07%
    Employee stock ownership plan debt                                                         114          2             7.13%
                                                                                    --------------------------
            Total interest bearing liabilities                                             199,637      2,553             5.20%
Noninterest bearing demand deposits                                                         26,403
Accrued expenses and other liabilities                                                       1,802
Stockholder's equity                                                                        23,311
                                                                                    ---------------
            Total Liabilities and shareholder's equity                                     251,153
                                                                                    ===============
Net Interest Income                                                                                     2,181
                                                                                                      ========
Net Yield on Total Interest Earning Assets                                                                                3.76%
                                                                                                                         ======

---------------
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                                  SIGNATURES


         In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AUBURN NATIONAL BANCORPORATION, INC.
                                                     (Registrant)



Date:         May 14, 1998               By:  /s/ E. L. Spencer, Jr.
     ------------------------------         ----------------------------------
                                              E. L. Spencer, Jr.
                                              CEO and Director




Date:         May 14, 1998               By: /s/ Linda D. Fucci
     ------------------------------         -----------------------------
                                             Linda D. Fucci
                                             Chief Financial Officer and
                                             Principal Accounting Officer

PART II  OTHER INFORMATION



                           AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)
                                       EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                         Description                         Numbered Page
------                         -----------                         -------------

 4.A         Certificate of Incorporation of Auburn National
             Bancorporation, Inc.  *                                    ---

 4.B         Bylaws of Auburn National Bancorporation, Inc.  *          ---

10.A         Auburn National Bancorporation, Inc. 1994 long
             Long-term Incentive Plan.  *                               ---

10.B         Lease and Equipment Purchase Agreement, Dated
             September 15, 1987.  *                                     ---

27           Financial Data Schedule                                     16





--------------
*Incorporated by reference from Registrant's Registration
 Statement on Form SB-2.


(b) There were no reports filed on Form 8-K for the quarter ended March 31, 1998.

PART II OTHER INFORMATION



                     AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)

                                 EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                         Description                        Numbered Page
-------                        -----------                        -------------

4.A           Certificate of Incorporation of Auburn National
              Bancorporation, Inc. *                                    ---

4.B           Bylaws of Auburn National Bancorporation, Inc. *          ---

10.A          Auburn National Bancorporation, Inc. 1994 long
              Long-term Incentive Plan. *                               ---

10.B          Lease and Equipment Purchase Agreement, Dated
              September 15, 1987. *                                     ---


27            Financial Data Schedule                                    16






------------
*Incorporated by reference from Registrant's Registration
 Statement on Form SB-2.


 (b) There were no reports filed on Form 8-K for the quarter ended March 31, 1998.