Form 10QSB
period 1998-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 1998-08-14
CIK 750574

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QSB


(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended      June 30, 1998
                               ---------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

Commission file number            0-26486
                       ---------------------------


                     Auburn National Bancorporation, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                       63-0885779
(State or Other Jurisdiction of                       (I.R.S.Employer
Incorporation or Organization)                        Identification No.)



          165 East Magnolia Avenue, Suite 203, Auburn, Alabama  36830
-------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


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

YES_____    NO_____


                     APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 30, 1998: 3,924,573 shares of common stock, $.01 par
                                   -------------------------------------------
value per share
---------------


Transitional Small Business Disclosure Format (check one):
YES         NO  X
   -----      -----

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY



                                 INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE
-----------------------------------------------------------------------------

Item 1  Financial Information


                  Consolidated Balance Sheets as of
                  June 30, 1998 and December 31, 1997                   3

                  Consolidated Statements of Earnings for
                  the Three Months and Six Months Ended
                  June 30, 1998 and 1997                                4

                  Consolidated Statements of Changes in
                  Stockholders' Equity for the Six Months
                  Ended June 30, 1998 and the Year Ended
                  December 31, 1997                                     5

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1998
                  and 1997                                              6

                  Notes to Consolidated Financial Statements            7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       8



PART II.  OTHER INFORMATION
-----------------------------------------------------------------


Item 4  Submission of Matters to a Vote of Security Holders            16

Item 5  Other Events                                                   16

Item 6  Exhibits                                                       17

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
                          Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                               ASSETS                                                          6/30/98                   12/31/97
             ---------------------------------------                                        -------------             -------------
Cash and due from banks                                                                     $   9,721,569             $  12,268,412
Federal funds sold and securities purchased under agreements to resell                          5,490,000                 2,615,000
                                                                                            -------------             -------------
                Cash and cash equivalents                                                      15,211,569                14,883,412

Interest bearing deposits with other banks                                                      2,206,685                 1,722,982
Investment securities held to maturity (fair value of $12,730,356 and
    $14,401,723 at June 30, 1998 and December 31, 1997,
     respectively):
        Taxable                                                                                11,370,014                12,885,396
        Tax-exempt                                                                              1,204,639                 1,478,866
                                                                                            -------------             -------------
                Total Investment Securities Held to Maturity                                   12,574,653                14,364,262

Investment securities available for sale
        Taxable                                                                                51,351,138                39,965,856
        Tax-exempt                                                                                480,000                   480,000
                                                                                            -------------             -------------
                Total Investment Securities Available for Sale                                 51,831,138                40,445,856

Loans:
    Loans, less unearned income of $24,582 at June 30, 1998
        and $36,706 at December 31, 1997                                                      203,488,224               185,493,178
    Less allowance for loan losses                                                             (2,580,777)               (2,125,104)
                                                                                            -------------             -------------
                Loans, net                                                                    200,907,447               183,368,074

Premises and equipment, net                                                                     3,410,913                 3,520,542
Rental property, net                                                                            1,806,284                 1,807,359
Other assets                                                                                    5,048,143                 4,621,187
                                                                                            -------------             -------------
                Total assets                                                                $ 292,996,832             $ 264,733,674
                                                                                            =============             =============
                            LIABILITIES & STOCKHOLDERS' EQUITY
                     -------------------------------------------------
Deposits:
  Noninterest bearing                                                                       $  33,156,818             $  32,638,352
  Interest bearing                                                                            195,687,291               191,339,635
                                                                                            -------------             -------------
                Total Deposits                                                                228,844,109               223,977,987

Securities sold under agreements to repurchase                                                  4,059,301                 1,273,507
Other borrowed funds                                                                           31,070,596                11,138,850
Accrued expenses and other liabilities                                                          1,792,464                 2,238,989
Employee Stock Ownership Plan debt                                                                 56,934                    56,934
                                                                                            -------------             -------------
                Total liabilities                                                             265,823,404               238,686,267

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                                               --                        --
  Common stock of $.01 par value; authorized 8,500,000 shares;
      issued 3,957,135 at June 30, 1998 and December 31, 1997,
      respectively                                                                                 39,571                    39,571
  Surplus                                                                                       3,707,472                 3,707,472
  Retained earnings                                                                            23,536,992                22,396,461
                                                                                            -------------             -------------
                                                                                               27,284,035                26,143,504

  Accumulated other comprehensive income                                                          160,926                   175,436
  Treasury stock, 32,562 shares at June 30, 1998 and
           December 31, 1997, at cost                                                            (214,599)                 (214,599)
  Employee Stock Ownership Plan debt                                                              (56,934)                  (56,934)
                                                                                            -------------             -------------
                Total stockholders' equity                                                     27,173,428                26,047,407

                Total liabilities and stockholders' equity                                  $ 292,996,832             $ 264,733,674
                                                                                            =============             =============


  See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
                             Consolidated Statements of Earnings
              For The Three Months and Six Months Ended June 30, 1998 and 1997
                                          (Unaudited)

                                                                                  Three Months Ended June 30,
                                                                               -------------------------------
                                                                                   1998                1997
                                                                               -----------         -----------
Interest income:
    Interest and fees on loans                                                 $ 4,349,755         $ 3,778,258
    Interest and dividends on investment securities held to maturity:
        Taxable                                                                    143,368             283,237
        Tax-exempt                                                                  18,694              24,625
                                                                               -----------         -----------
            Total interest and dividends on investment securities-HTM              162,062             307,862
    Interest and dividends on investment securities available for sale:
        Taxable                                                                    761,904             771,583
        Tax-exempt                                                                   5,947               5,947
                                                                               -----------         -----------
            Total interest and dividends on investment securities-AFS              767,851             777,530
    Interest on federal funds sold                                                  72,066              68,787
    Interest on interest-bearing deposits with other banks                          33,819              29,481
                                                                               -----------         -----------
            Total interest income                                                5,385,553           4,961,918

Interest expense:
    Interest on deposits                                                         2,392,717           2,323,150
    Interest on securities sold under agreements to repurchase                      42,756              64,417
    Interest on other borrowings                                                   311,120             165,716
                                                                               -----------         -----------
            Total interest expense                                               2,746,593           2,553,283
                                                                               -----------         -----------

            Net interest income                                                  2,638,960           2,408,635
Provision for loan losses                                                          390,000              55,358
                                                                               -----------         -----------
            Net interest income after provision for loan losses                  2,248,960           2,353,277

Noninterest income:
    Service charges on deposit accounts                                            238,864             215,547
    Investment securities gains/(losses), net                                         (308)                  0
    Other                                                                          355,752             274,754
                                                                               -----------         -----------
            Total noninterest income                                               594,308             490,301

Noninterest expense:
    Salaries and benefits                                                          755,231             767,151
    Net occupancy expense                                                          248,014             258,808
    Other                                                                          670,892             571,738
                                                                               -----------         -----------
            Total noninterest expense                                            1,674,137           1,597,697

Earnings before income tax expense                                               1,169,131           1,245,881
Income tax expense                                                                 515,851             440,468
                                                                               -----------         -----------

            Net earnings                                                       $   653,280         $   805,413
                                                                               ===========         ===========

Basic earnings per share                                                       $      0.17         $      0.21
                                                                               ===========         ===========

Weighted average shares outstanding                                              3,924,573           3,912,537
                                                                               ===========         ===========

Dividends per share                                                            $      0.05         $      0.04
                                                                               ===========         ===========

                                                                                  Six Months Ended June 30,
                                                                               -------------------------------
                                                                                  1998                1997
                                                                               -----------        -----------
Interest income:
    Interest and fees on loans                                                 $ 8,473,755        $ 7,361,602
    Interest and dividends on investment securities held to maturity:
        Taxable                                                                    413,191            548,410
        Tax-exempt                                                                  40,262             50,465
                                                                               -----------        -----------
            Total interest and dividends on investment securities-HTM              453,453            598,875
    Interest and dividends on investment securities available for sale:
        Taxable                                                                  1,390,124          1,474,983
        Tax-exempt                                                                  11,895             11,895
                                                                               -----------        -----------
            Total interest and dividends on investment securities-AFS            1,402,019          1,486,878
    Interest on federal funds sold                                                 148,178            195,119
    Interest on interest-bearing deposits with other banks                          61,754             38,269
                                                                               -----------        -----------
            Total interest income                                               10,539,159          9,680,743

Interest expense:
    Interest on deposits                                                         4,768,149          4,661,833
    Interest on securities sold under agreements to repurchase                      74,756            102,615
    Interest on other borrowings                                                   529,636            332,469
                                                                               -----------        -----------
            Total interest expense                                               5,372,541          5,096,917
                                                                               -----------        -----------

            Net interest income                                                  5,166,618          4,583,826
Provision for loan losses                                                          476,030            113,939
                                                                               -----------        -----------
            Net interest income after provision for loan losses                  4,690,588          4,469,887

Noninterest income:
    Service charges on deposit accounts                                            445,350            421,173
    Investment securities gains/(losses), net                                        6,860            (40,060)
    Other                                                                          703,057            583,675
                                                                               -----------        -----------
            Total noninterest income                                             1,155,267            964,788

Noninterest expense:
    Salaries and benefits                                                        1,475,471          1,550,715
    Net occupancy expense                                                          502,132            482,833
    Other                                                                        1,313,491          1,130,124
                                                                               -----------        -----------
            Total noninterest expense                                            3,291,094          3,163,672

Earnings before income tax expense                                               2,554,761          2,271,003
Income tax expense                                                               1,047,936            815,790
                                                                               -----------        -----------

            Net earnings                                                       $ 1,506,825        $ 1,455,213
                                                                               ===========        ===========

Basic earnings per share                                                       $      0.38        $      0.37
                                                                               ===========        ===========

Weighted average shares outstanding                                              3,924,573          3,911,112
                                                                               ===========        ===========

Dividends per share                                                            $      0.09        $      0.08
                                                                               ===========        ===========

                           See accompanying notes to consolidated financial
                                           statements.

                AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE SIX MONTHS ENDED JUNE 30, 1998




                                                                                                                       Accumulated
                                                                                                                          Other
                                                                                                        Retained      Comprehensive
                                                                 Common Stock          Surplus          Earnings          Income
                                                                 ------------         ---------        ----------     -------------
Balance at December 31, 1996                                     $    13,190          3,691,099        19,942,980          (146,528)

  Net earnings                                                          --                 --           3,080,043              --
  Cash dividends paid ($0.16 per share)                                 --                 --            (626,562)             --
  Change in accumulated other comprehensive income                      --                 --                --             321,964
  Payment of Employee Stock Ownership Plan Debt                         --                 --                --                --
  Sale of treasury stock (5,488 shares)                                                  42,754
  Purchase of treasury stock (368 shares)                               --                 --                --                --
  Three for one stock split effected in form of dividend,
     subsequent to December 31, 1997 (note 4)                         26,381            (26,381)             --                --
                                                                 -----------        -----------       -----------       -----------
Balance at December 31, 1997                                     $    39,571          3,707,472        22,396,461           175,436


Through June 30, 1998 (Unaudited):
  Net earnings                                                          --                 --           1,506,825              --
  Cash dividends paid ($0.09 per share)                                 --                 --            (366,294)             --
  Change in accumulated other comprehensive income                      --                 --                --             (14,510)
                                                                 -----------        -----------       -----------       -----------
Balance at June 30, 1998 (Unaudited)                             $    39,571          3,707,472        23,536,992           160,926
                                                                 ===========        ===========       ===========       ===========

                                                                  Employee Stock
                                                                    Ownership           Treasury
                                                                    Plan debt            Stock              Total
                                                                  --------------        --------          ---------
Balance at December 31, 1996                                        (113,940)           (304,009)         23,082,792

  Net earnings                                                          --                  --             3,080,043
  Cash dividends paid ($0.16 per share)                                 --                  --              (626,562)
  Change in accumulated other comprehensive income                      --                  --               321,964
  Payment of Employee Stock Ownership Plan Debt                       57,006                --                57,006
  Sale of treasury stock (5,488 shares)                                                   98,058             140,812
  Purchase of treasury stock (368 shares)                               --                (8,648)             (8,648)
  Three for one stock split effected in form of dividend,
     subsequent to December 31, 1997 (note 4)                           --                  --                  --
                                                                 -----------         -----------         -----------
Balance at December 31, 1997                                         (56,934)           (214,599)         26,047,407


Through June 30, 1998 (Unaudited):
  Net earnings                                                          --                  --             1,506,825
  Cash dividends paid ($0.09 per share)                                 --                  --              (366,294)
  Change in accumulated other comprehensive income                      --                  --               (14,510)
                                                                 -----------         -----------         -----------
Balance at June 30, 1998 (Unaudited)                                 (56,934)           (214,599)         27,173,428
                                                                 ===========         ===========         ===========


See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For The Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                                 1998                      1997
                                                                                             ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                 $  1,506,825              $  1,455,213
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                                             343,313                   318,122
        Accretion of investment discounts & loan fees                                            (176,079)                  (44,153)
        Provision for loan losses                                                                 476,030                   113,939
        Loss on sale of premises & equipment                                                         --                       6,126
        Loss on sale of other real estate                                                            --                       3,687
        Increase in interest receivable                                                          (175,543)                 (242,044)
        Increase in other assets                                                                 (285,811)                  (19,764)
        Increase/(decrease) in interest payable                                                   111,644                   (37,859)
        (Decrease)/increase in other liabilities                                                 (548,496)                  255,433
                                                                                             ------------              ------------
            Net cash provided by operating activities                                           1,251,883                 1,808,700
                                                                                             ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                                             2,331,492                 2,872,557
    Purchases of investment securities held to maturity                                          (425,000)                 (244,400)
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                                           4,979,929                 5,293,087
    Proceeds from sale of investment securities available for sale                              4,970,457                10,870,613
    Purchases of investment securities available for sale                                     (21,355,538)              (18,076,850)
    Net increase in loans                                                                     (18,015,403)              (12,190,745)
    Purchases of premises and equipment                                                           (99,114)                 (454,179)
    Purchases of rental property                                                                  (44,214)                   (1,670)
    Net increase in interest-bearing deposits with
        other banks                                                                              (483,703)                 (301,655)
                                                                                             ------------              ------------
            Net cash used in investing activities                                             (28,141,094)              (12,233,242)
                                                                                             ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease)/increase in non-interest bearing deposits,
        NOW accounts and savings accounts                                                      (1,003,835)                7,050,285
    Net increase/(decrease) in certificates of deposit                                          5,869,957                (3,831,028)
    Net increase/(decrease) in securities sold under agreements
        to repurchase                                                                           2,785,794                (3,513,503)
    Net increase in borrowings from FHLB                                                       19,940,876                   310,419
    Net decrease in other short-term borrowings                                                      --                  (1,203,130)
    Net decrease in other long-term debt                                                           (9,130)                   (9,725)
    Proceeds from sale of Treasury Stock                                                             --                      19,638
    Purchase of treasury stock                                                                       --                      (8,648)
    Dividends paid                                                                               (366,294)                 (299,877)
                                                                                             ------------              ------------
            Net cash provided/(used) by financing activities                                   27,217,368                (1,485,569)
                                                                                             ------------              ------------

Net increase/(decrease) in cash and cash equivalents                                              328,157               (11,910,111)
Cash and cash equivalents at beginning of period                                               14,883,412                27,172,715
                                                                                             ------------              ------------
Cash and cash equivalents at end of period                                                   $ 15,211,569              $ 15,262,604
                                                                                             ============              ============
Supplemental information on cash payments:
        Interest paid                                                                        $  5,260,897              $  5,134,776
                                                                                             ============              ============
        Income taxes paid                                                                    $  1,212,147              $    680,055
                                                                                             ============              ============

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements




Note 1 - General


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



Note 2 - Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on securities. Total comprehensive income for the six months ended June 30, 1998 was $1,492,000 compared to $1,744,000 for the six months ended June 30, 1997. Total comprehensive income for the three months ended June 30, 1998 was $655,322 compared to $1,195,879 for the three months ended June 30, 1997.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of Statement 133 on the Company's financial statements upon adoption.


Note 3 - Derivatives Disclosure

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

Note 4 - Stockholders' Equity

On May 14, 1998, the Company's Board of Directors approved a three for one stock split effected in the form of a dividend payable on June 25, 1998 to shareholders of record on June 10, 1998. All share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding resulting from the stock split. Common stock and surplus have been restated also to reflect the stock split retroactively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 1998 and 1997.

Summary

     Net income of $653,000 for the quarter ended June 30, 1998 represented a decrease of $152,000 (18.9%) from the Company's net income of $805,000 for the same period of 1997. Basic income per share decreased $0.04 (19.0%) to $0.17 during the second quarter of 1998 from $0.21 for the second quarter of 1997. Net income increased $52,000 (3.6%) to $1,507,000 for the six month period ended June 30, 1998 compared to $1,455,000 for the same period of 1997. During the six month period ended June 30, 1998 compared to the same period of 1997, the Company experienced increases in net interest income, noninterest income and provision for loan losses offset by an increase in noninterest expense due to continued growth of the Company. The net yield on total interest earning assets was 8.28% for the six months ended June 30, 1998 compared to 8.23% for the six months ended June 30, 1997. The increase in the net yield on interest earning assets is due to an increase in the yield of loans and interest bearing deposits with other banks offset by a decrease in the yield of investment securities. The decrease in the Company's net income during the second quarter of 1998 compared to the same period of 1997 is primarily due to the increase in the provision for loan losses. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $292,997,000 at June 30, 1998 reflected an increase of $28,263,000 (10.7%) over total assets of $264,734,000, at December 31, 1997.
This increase resulted primarily from increases in total loans, net of unearned income, federal funds sold and securities purchased under agreement to resell and investment securities available for sale. This was offset by a decrease in cash and due from banks and investment securities held to maturity.

Financial Condition

     Investment Securities

     Investment securities held to maturity were $12,575,000 and $14,364,000 at June 30, 1998 and December 31, 1997, respectively. This decrease of $1,789,000 (12.5%) resulted from scheduled paydowns and calls of principal. The increase of $11,385,000 (28.2%) in investment securities available for sale to $51,831,000 at June 30, 1998 from $40,446,000 at December 31, 1997, reflects the purchase of U.S. government agency securities. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning.

     Federal funds sold increased $2,875,000 (109.9%) to $5,490,000 at June 30, 1998 from $2,615,000 at December 31, 1997. This increase is a result of a temporary investment. These fluctuations reflect normal activity in the Bank's funds management efforts.

     Loans

     Total loans, net of unearned income, of $203,488,000 at June 30, 1998 reflected an increase of $17,995,000 (9.7%) compared to the total loans of $185,493,000, net of unearned income, at December 31, 1997. This growth continues to occur in the commercial and consumer real estate mortgage portfolios due to strong customer demand and a stable local real estate market. In addition, the Bank experienced growth in its commercial, financial and agricultural loans during the first six months of 1998. Commercial real estate, consumer real estate and commercial, financial and agricultural loans represented the majority of the loan portfolio with approximately 30.7%, 28.1% and 27.6% of the Bank's total loans, net of unearned income at June 30, 1998, respectively. The net yield on loans was 8.90% for the six months ended June 30, 1998 compared to 8.86% for the six months ended June 30, 1997. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Allowance for Loan Losses and Risk Elements

     The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance and the appropriate provision required to maintain a level considered adequate to absorb inherent loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

     The allowance for loan losses was $2,581,000 at June 30, 1998. Management believes that this level of reserves (1.27% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

     During the first six months of 1998, the Bank made $476,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, coupled with the relatively low level of net charge-offs. For the six months ended June 30, 1998, the Bank had charge-offs of $75,000 and recoveries of $55,000; however, management's assessment of the credit quality of the loan portfolio indicated deterioration of a large individual credit such that management's estimate of the necessary level of the allowance increased. This credit in the amount of $4,099,000 is included in potential problem loans and the relationship continues to be monitored as part of the Bank's overall credit administration procedures

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At June 30, 1998, 92 loans totaling $6,556,000, or 3.22% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 73 loans totaling $2,681,000, or 1.45% of total loans outstanding, net of unearned income, at December 31, 1997. At June 30, 1998, the amount of impaired loans were $353,000 compared to $578,000 at December 31, 1997.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, and accruing loans 90 days or more past due were $978,000 at June 30, 1998 compared to $276,000 at December 31, 1997. This change resulted primarily from an increase of $466,000 in nonaccrual loans due primarily to one relationship.

     Deposits

     Total deposits increased $4,866,000 (2.2%) to $228,844,000 at June 30,
1998, as compared to $223,978,000 at December 31, 1997. Noninterest-bearing deposits increased $519,000 (1.6%) during the first six months of 1998 while total interest-bearing deposits also increased $4,347,000 (2.3%) to $195,687,000 at June 30, 1998 from $191,340,000 at December 31, 1997. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 5.00% for the six months ended June 30, 1998 compared to 5.06% for the same period of 1997. During the first six months of 1998, the Bank experienced an increase in certificates of deposits over $100,000 of $5,411,000 (14.7%). This increase was offset by a slight decrease in NOW accounts of $1,465,000 (6.5%) during the first six months of 1998. The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $27,173,000 at June 30, 1998, compared to $26,047,000 at December 31, 1997. This represents an increase of $1,126,000 (4.3%) during the first six months of 1998. Net earnings for the first six months of 1998 continues to exceed net earnings for the same period of 1997. In addition, the Company experienced a change in accumulated other comprehensive income to $161,000 at June 30, 1998 from $175,000 at December 31, 1997. During the first six months of 1998, cash dividends of $366,000, or $0.09 per share, were declared on Common Stock, compared to $313,000, or $0.08 per share for the first six months of 1997. On May 14, 1998 the Company declared a three for one stock split effected in the form of a 200 percent stock dividend for all shareholders of record on June 10, 1998 (see note 4).

     The Company's Tier 1 leverage ratio was 9.22%, Tier I risk-based capital ratio was 13.46% and Total risk-based capital ratio was 14.71% at June 30, 1998. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary source of liquidity during the first six months of 1998 is through investment securities sold under agreements to repurchase, additional advances from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta") and deposit growth. The Company used these funds primarily to purchase investment securities available for sale and to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $30,817,000, leaving credit available, net of advances drawn down, of approximately $9,183,000 at June 30, 1998.

     Net cash provided by operating activities of $1,252,000 for the six months ended June 30, 1998, consisted primarily of net earnings. Net cash used in investing activities of $28,141,000 funded investment securities available for sale purchases and loan growth of $21,356,000 and $18,015,000, respectively, offset by proceeds from investment sales, maturities, calls and paydowns of $12,281,000. The $27,217,000 in net cash provided by financing activities resulted primarily from a net increase in deposits of $4,866,000, increases of $2,786,000 in securities sold under agreements to repurchase and $19,941,000 in increases in FHLB-Atlanta advances.

     Interest Rate Sensitivity Management

     At June 30, 1998, interest sensitive assets that repriced or matured within the next 12 months were $165,157,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $156,823,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a positive $8,334,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 105.3%. This compares to a twelve month cumulative GAP position at December 31, 1997, of a positive $4,373,000 and a GAP ratio of 104.0%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at June 30, 1998, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over 12 months.

Results of Operations

     Net Income

     Net income decreased $152,000 (18.9%) to $653,000 for the three month period ended June 30, 1998 compared to $805,000 for the same period of 1997. Basic income per share was $0.17 and $0.21 for the second quarter of 1998 and 1997, respectively, a decrease of 19.0%. Net income increased $52,000 (3.6%) to $1,507,000 for the six month period ending June 30, 1998, compared to $1,455,000 for the same period of 1997. During the six month period ended June 30, 1998 compared to the same period of 1997, the Company experienced increases in net interest income, noninterest income and provision for loan losses offset by an increase in noninterest expense due to continued growth of the Company.

     Net Interest Income

     Net interest income was $2,639,000 for the second quarter of 1998. The increase of $230,000 (9.5%) over $2,409,000 for the same period of 1997, resulted primarily from the increase in interest and fees on loans. Net interest income increased $583,000 (12.7%) to $5,167,000 for the six months ended June 30, 1998, compared to $4,584,000 for the six months ended June 30, 1997. The net taxable yield on the Company's interest earning assets increased 5 basis points during the first six months of 1998, compared to the same period of 1997. During the second quarter of 1998, the Company's GAP position became more asset sensitive to changes in interest rates as compared to December 31, 1997. The Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $5,386,000 and $4,962,000 for the three months ended June 30, 1998 and 1997, respectively. This represents an increase of $424,000 (8.5%) for the second quarter of 1998. For the six months ended June 30, 1998 interest income was $10,539,000, an increase of $858,000 (8.9%) compared to $9,681,000 for the same period of 1997. This change for the first six months of 1998 resulted as the average volume of interest earning assets outstanding increased $19,150,000 (8.0%) over the same period of 1997. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $4,350,000 and $3,778,000 for the second quarter of 1998 and 1997, respectively. This reflects an increase of $572,000 (15.1%) during the three months ended June 30, 1998 over the same period of 1997. For the six month period ended June 30, 1998, interest and fees on loans increased $1,112,000 (15.1%) to $8,474,000 from $7,362,000 for the same period of 1997. The average volume of loans increased $24,549,000 (14.7%) as of June 30, 1998 compared to the same period of 1997, while the Company's yield on loans increased 4 basis points comparing these same periods.

     Interest income on investment securities held to maturity for the three month period ended June 30, 1998, decreased $146,000 (47.4%) to $162,000 from $308,000 for the same period of 1997. Interest income on investment securities held to maturity for the six month period ended June 30, 1998, decreased $146,000 (24.4%) to $453,000 from $599,000 for the same period of 1997. There was a 21.1% decline in the average volume outstanding for the first six months of 1998 compared to the same period of 1997, and the net yield on these average balances also decreased 30 basis points. For the three month period ended June 30, 1998, interest income on investment securities available for sale decreased $10,000 (1.3%) to $768,000 from $778,000 for the same period of 1997. For the six months ended June 30, 1998, interest income on investment securities available for sale decreased $85,000 (5.7%) to $1,402,000 from $1,487,000 for the same period of 1997. The Company's average volume of investment securities available for sale decreased by $443,000 (1.0%) for the first six months of 1998, compared to the same period of 1997, while the net yield on these average balances also decreased 31 basis points. Management continues to reinvest runoff from the investment securities held to maturity portfolio and to invest new funds into investment securities available for sale to maintain flexibility in its liquidity planning. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Expense

     Total interest expense increased $194,000 (7.6%) to $2,747,000 for the second quarter of 1998 compared to $2,553,000 for the same period of 1997. Total interest expense increased $276,000 (5.4%) to $5,373,000 from $5,097,000 for the six months ended June 30, 1998 and 1997, respectively. These changes resulted as the Company's average interest-bearing liabilities outstanding increased 6.5% while the rates paid on these liabilities decreased 5 basis points during the first six months of 1998 compared to the same period of 1997. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, increased $70,000 (3.0%) to $2,393,000 for the second quarter of 1998 compared to $2,323,000 for the same period of 1997. Interest on deposits were $4,768,000 and $4,662,000 for the six months ended June 30, 1998 and 1997, respectively.

     Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, was $311,000 and $166,000 for the second quarter of 1998 and 1997, respectively. This represents an increase of $145,000 or 87.3%. For the six months ended June 30, 1998, interest expense on borrowed funds increased

$198,000 (59.3%) to $530,000 from $332,000 for the same period of 1997.  These increases for the three month and six month periods ended June 30, 1998 are due to a 66.3% increase in the average volume offset by a 5 basis point decrease in the rate paid on other borrowed funds. The increase is primarily from the increase in FHLB-Atlanta advances and securities sold under agreements to repurchase.

     Provision for Loan Losses

     The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $476,000 for the six months ended June 30,1998 compared to $114,000 for the six months ended June 30, 1997. The increase in the provision for loan losses during the first six months of 1998 reflects an additional provision for possible loan losses of $300,000 in the second quarter to reflect significant growth in the loan portfolio and the recent identification of potential problem loans to a commercial customer.
See "---Allowance for Loan Losses and Risk Elements."

     Noninterest Income

     Noninterest income increased $104,000 (21.2%) to $594,000 for the second quarter of 1998 from $490,000 for the same period of 1997. Noninterest income was $1,155,000 and $965,000 for the six months ended June 30, 1998 and 1997, respectively. These changes are the result of gain on investment securities of $7,000, increases in services charges on deposit accounts and changes in other noninterest income.

     Service charges on deposit accounts for the second quarter of 1998 increased $23,000 (10.6%) to $239,000 from $216,000 for the second quarter of 1997. Service charges on deposit accounts was $445,000 and $421,000 for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily due to increases in nonsufficient funds and overdraft charges.

     Other noninterest income increased $81,000 (29.5%) to $356,000 for the second quarter of 1998 from $275,000 for the same period of 1997. Other noninterest income was $703,000 and $584,000 for the six months ended June 30, 1998 and 1997, respectively. These increases for the three month period ended June 30, 1998 resulted from an increase in noninterest loan income and fees due to increases in loan growth and stock dividends from other companies.

     Noninterest Expense

     Total noninterest expense was $1,674,000 and $1,598,000 for the second quarter of 1998 and 1997, respectively, representing a increase of $76,000 or 4.8%. For the six months ended June 30, 1998, total noninterest expense increased $127,000 (4.0%) to $3,291,000 from $3,164,000 for the same period of
1997. These increases for the six month period ended June 30, 1998 were due to increases in net occupancy expense and other noninterest expense offset by decreases in salaries and benefits expense.

     Salaries and benefits expense was $755,000 and $767,000 for the three months ended June 30, 1998 and 1997, respectively. This represents a decrease of $12,000 (1.6%) in the second quarter of 1998 compared to the second quarter of 1997. For the six months ended June 30, 1998, total salaries and benefits expense decreased $76,000 (4.9%) to $1,475,000 from $1,551,000 for the same period of 1997. Overall employee levels remain consistent with a slight decrease due to additional costs allocated to loan origination activity.

     Net occupancy expense was $248,000 for the second quarter of 1998, which represented a decrease of $11,000 (4.2%) over the level of $259,000 for the same period of 1997. For the six month period ended June 30, 1998, net occupancy expense increased $19,000 (3.9%) to $502,000 from $483,000 for the same period of 1997. The six month period increase is due to increases in expenses associated with furniture and equipment purchases due to the purchase of computer equipment. The three month period corresponding decrease is due to lease payments on furniture and equipment.

     For the second quarter of 1998, other noninterest expense increased $99,000 (17.3%) to $671,000 from $572,000 for the second quarter of 1997. Other noninterest expense was $1,313,000 and $1,130,000 for the six months ended June 30, 1998 and 1997, respectively. This increase is due to the expenses associated with the introduction of the VISA checkcard that was launched in 1998 and expenses associated with establishing the Company's technology plan.

     Income Taxes

     Income tax expense was $516,000 and $440,000 for the second quarter of 1998 and 1997, respectively. This represents an increase of $76,000 or 17.3%. For the six months ended June 30, 1998, income tax expense increased $232,000 (28.4%) to $1,048,000 from $816,000 for the six months ended June 30, 1997.
These levels represent an effective tax rate on pre-tax earnings of 41.0% for the six months ended June 30, 1998 and 35.9% for the same period of 1997.

     Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed a plan to resolve the mission critical modifications necessary in order be prepared for the new millennium. Modifications are expected to be completed by December 31, 1998. The Company has received certification of Year 2000 compliance from their critical vendors used in the major operations of the Company. The Company has followed the Federal Reserve guidelines for preparing for Year 2000. The Company also reports quarterly to the Board the progress of the Year 2000 project. Accordingly, the Company does not expect the Year 2000 issue to pose any significant operational problems and has not discovered any Year 2000 problems with significant counter-parties that it believes will have material effect on the financial position or results of operations of the Company. However, the Company has not fully evaluated the effect of any Year 2000 problems on its loan and deposit customers, and no assurance can be given that potential Year 2000 problems of those with whom the Company does business will not occur, and if they occur, that the consequences to the Company will not be material. The total cost of the project is estimated not to exceed $250,000, a portion of which will be capitalized, and is estimated to be funded through operating cash flows.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
Consolidated Average Balances, Interest Income/Expense and Yields/Rates

                                                                                            Six Months Ended June 30,
                                                                                -------------------------------------------------
                                                                                                       1998
                                                                                -------------------------------------------------
                                                                                     Average                            Yield/
                           ASSETS                                                    Balance          Interest           Rate
                ---------------------------                                          -------          --------           ----
                                                                                                 (Dollars in thousands)
Interest Earning Assets:

    Loans, net of unearned income (1)                                               $ 192,092              8,474             8.90%
    Investment securities held to maturity:
        Taxable                                                                        12,022                413             6.93%
        Tax-exempt (2)                                                                  1,293                 61             9.45%
                                                                                    -----------------------------
                Total investment securities held to maturity                           13,315                474             7.17%
    Investment securities available for sale:
        Taxable                                                                        44,055              1,390             6.36%
        Tax-exempt (2)                                                                    480                 18             7.64%
                                                                                    -----------------------------
                Total investment securities available for sale                         44,535              1,408             6.38%
    Federal funds sold                                                                  5,324                148             5.61%
    Interest bearing deposits with other banks                                          1,913                 62             6.54%
                                                                                    -----------------------------
                Total interest earning assets                                         257,179             10,566             8.28%
Allowance for loan losses                                                              (2,214)
Cash and due from banks                                                                 7,661
Premises and equipment                                                                  3,482
Rental property, net                                                                    1,795
Other assets                                                                            4,349
                                                                                    ----------
                Total Assets                                                        $ 272,252
                                                                                    ==========

                            LIABILITIES & STOCKHOLDERS' EQUITY
                           ------------------------------------

Interest bearing liabilities:
    Deposits:
        Demand                                                                      $  20,912                222             2.14%
        Savings and Money Market                                                       60,837              1,358             4.50%
        Certificates of deposits less than $100,000                                    71,593              2,190             6.17%
        Certificates of deposits and other time deposits of $100,000 or more           39,021                998             5.16%
                                                                                    -----------------------------
            Total interest bearing deposits                                           192,363              4,768             5.00%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                      2,990                 75             5.06%
    Other short term borrowings                                                             0                  0             0.00%
    Other borrowed funds                                                               18,538                528             5.74%
    Employee stock ownership plan debt                                                     56                  2             7.20%
                                                                                    -----------------------------
            Total interest bearing liabilities                                        213,947              5,373             5.06%
Noninterest bearing demand deposits                                                    29,341
Accrued expenses and other liabilities                                                  1,141
Stockholder's equity                                                                   27,823
                                                                                    ----------
            Total Liabilities and shareholder's equity                              $ 272,252
                                                                                    ==========
Net Interest Income                                                                                     $  5,193
                                                                                                        =========
Net Yield on Total Interest Earning Assets                                                                                   4.07%
                                                                                                                           =======
                                                                                ----------------------------------------------------
                                                                                                        1997
                                                                                ----------------------------------------------------
                                                                                      Average                              Yield/
                                                                                      Balance            Interest           Rate
                                                                                      =======            ========           ====
Interest Earning Assets:
    Loans, net of unearned income (1)                                                 167,543              7,362             8.86%
    Investment securities held to maturity:
        Taxable                                                                        15,328                548             7.21%
        Tax-exempt (2)                                                                  1,558                 77            10.00%
                                                                                    -----------------------------
                 Total investment securities held to maturity                          16,886                625             7.47%
    Investment securities available for sale:
        Taxable                                                                        44,477              1,475             6.69%
        Tax-exempt (2)                                                                    501                 18             7.32%
                                                                                    -----------------------------
                 Total investment securities available for sale                        44,978              1,493             6.69%
    Federal funds sold                                                                  7,030                195             5.59%
    Interest bearing deposits with other banks                                          1,592                 38             4.81%
                                                                                    -----------------------------
                Total interest earning assets                                         238,029              9,713             8.23%
Allowance for loan losses                                                              (2,124)
Cash and due from banks                                                                 7,635
Premises and equipment                                                                  3,559
Rental property, net                                                                    1,880
Other assets                                                                            4,370
                                                                                     ---------
                Total Assets                                                          253,349
                                                                                     =========
                            LIABILITIES & STOCKHOLDERS' EQUITY

Interest bearing liabilities:
    Deposits:
        Demand                                                                         19,826                201             2.04%
        Savings and Money Market                                                       54,615              1,191             4.40%
        Certificates of deposits less than $100,000                                    72,273              2,252             6.28%
        Certificates of deposits and other time deposits of $100,000 or more           38,863              1,017             5.28%
                                                                                    -----------------------------
            Total interest bearing deposits                                           185,577              4,661             5.06%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                      3,948                103             5.26%
    Other short term borrowings                                                           190                  9             9.55%
    Other borrowed funds                                                               11,145                320             5.79%
    Employee stock ownership plan debt                                                    114                  4             7.08%
                                                                                    -----------------------------
            Total interest bearing liabilities                                        200,974              5,097             5.11%
Noninterest bearing demand deposits                                                    26,936
Accrued expenses and other liabilities                                                  1,872
Stockholder's equity                                                                   23,567
                                                                                     ---------
             Total Liabilities and shareholder's equity                               253,349
                                                                                     =========
Net Interest Income                                                                                        4,616
Net Yield on Total Interest Earning Assets                                                               ========
                                                                                                                             3.91%
                                                                                                                           =======

--------------------

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



                                           AUBURN NATIONAL BANCORPORATION, INC.

                                                  (Registrant)



Date:      August 13, 1998                 By:    /s/ E. L. Spencer, Jr.
     ----------------------------             ------------------------------
                                                  E. L. Spencer, Jr.
                                                  President, CEO and Director



Date:      August 13, 1998                 By:    /s/ Linda D. Fucci
     ----------------------------             ------------------------------
                                                  Linda D. Fucci
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday May 12, 1998, at 3:00 in the afternoon. This meeting was held for the purpose of considering the election of five directors to the Board of Directors to serve one year terms expiring at the Company's 1999 Annual Meeting of Shareholders and until their successors have been elected and qualified, to approve the increase in the number of authorized shares of the Company's common stock to 8,500,000 and to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company.

         As to the election of five directors, Messers E.L Spencer, Jr., Emil
F. Wright, Jr., J.E. Evans, Terry Andrus and Anne M. May were all elected to the Board of Directors with 1,143,419 votes cast FOR all nominees, except for Terry Andrus who received 1,142,601 votes FOR his election and 818 votes cast AGAINST and J.E. Evans who received 1,140,745 votes FOR his election and 2,674 votes cast AGAINST.

         As to the approval to increase the number of authorized shares of the Company's common stock, the matter was approved with 1,091,408 votes cast FOR, 40,978 votes cast AGAINST and 11,033 votes ABSTAIN.

         As to the ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company, the ratification was approved. There were 1,142,219 votes cast FOR, 200 votes cast against and 1,000 votes ABSTAIN.

ITEM 5.  OTHER EVENTS

         The proxy statement solicited by the Company's Board of Directors with respect to the Company's 1999 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 27, 1999.

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

10.A        Auburn National Bancorporation, Inc. 1994
            Long-term Incentive Plan. *                               ---

10.B        Lease and Equipment Purchase Agreement, Dated
            September 15, 1987. *                                     ---

27          Financial Data Schedule                                    18




-------------------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.


(b) Reports filed on Form 8-K for the quarter ended June 30, 1998:

       Form 8-K dated May 12, 1998
              Filed under Item 5 - Other Events and relates to the Certificate of Amendment of Certificate of Incorporation and the press release of second quarter earnings.


       Form 8-K dated May 14, 1998
              Filed under Item 5 - Other Events and relates to $0.14 cash dividend and 200% stock dividend press release and press release regarding the plans of opening of a new branch in Phenix City, Alabama.