Form 10QSB
period 1998-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 1998-11-13
CIK 750574

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      September 30, 1998
                               ---------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

Commission file number            0-26486
                      ----------------------------

                      Auburn National Bancorporation, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                             63-0885779
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
Yes X  No
   ---   ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes    No
   ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 1998: 3,924,573 shares of common stock, $.01
                                         ---------------------------------------
par value per share
-------------------

Transitional Small Business Disclosure Format (check one):
Yes    No X
   ---   ---

               AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY


                                      INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
-------------------------------------------------------------------------------

Item 1   Financial Information

                  Consolidated Balance Sheets as of
                  September 30, 1998 and December 31, 1997                 3

                  Consolidated Statements of Earnings for
                  the Three Months and Nine Months Ended
                  September 30, 1998 and 1997                              4

                  Consolidated Statements of Changes in
                  Stockholders' Equity for the Nine Months Ended
                  September 30, 1998 and the Year Ended
                  December 31, 1997                                        5

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1998
                  and 1997                                                 6

                  Notes to Consolidated Financial Statements               7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8



PART II.  OTHER INFORMATION
----------------------------------------

Item 5   Other Events                                                      16

Item 6   Exhibits                                                          17

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
            Consolidated Balance Sheets
      September 30, 1998 and December 31, 1997
                    (Unaudited)

                      ASSETS                                                                      9/30/98                12/31/97
       -----------------------------------                                                     -------------          -------------

Cash and due from banks                                                                        $  10,268,727          $  12,268,412
Federal funds sold and securities purchased under agreements to resell                               450,000              2,615,000
                                                                                               -------------          -------------
                Cash and cash equivalents                                                         10,718,727             14,883,412

Interest bearing deposits with other banks                                                         1,106,320              1,722,982
Investment securities held to maturity (fair value of $8,802,695 and
    $14,401,723 at September 30, 1998 and December 31, 1997,
     respectively):
        Taxable                                                                                    7,441,004             12,885,396
        Tax-exempt                                                                                 1,204,713              1,478,866
                                                                                               -------------          -------------
                Total Investment Securities Held to Maturity                                       8,645,717             14,364,262

Investment securities available for sale
        Taxable                                                                                   51,918,556             39,965,856
        Tax-exempt                                                                                   849,266                480,000
                                                                                               -------------          -------------
                Total Investment Securities Available for Sale                                    52,767,822             40,445,856

Loans:
    Loans, less unearned income of $19,500 at September 30, 1998
        and $36,706 at December 31, 1997                                                         210,059,753            185,493,178
    Less allowance for loan losses                                                                (2,779,688)            (2,125,104)
                                                                                               -------------          -------------
                Loans, net                                                                       207,280,065            183,368,074

Premises and equipment, net                                                                        3,484,658              3,520,542
Rental property, net                                                                               1,781,381              1,807,359
Other assets                                                                                       5,199,068              4,621,187
                                                                                               -------------          -------------
                Total assets                                                                   $ 290,983,758          $ 264,733,674
                                                                                               =============          =============

        LIABILITIES & STOCKHOLDERS' EQUITY
        ----------------------------------

Deposits:
  Noninterest bearing                                                                          $  33,554,666          $  32,638,352
  Interest bearing                                                                               189,434,699            191,339,635
                                                                                               -------------          -------------
                Total Deposits                                                                   222,989,365            223,977,987

Federal funds purchased and securities sold under agreements
      to repurchase                                                                                6,854,153              1,273,507
Other borrowed funds                                                                              31,035,781             11,138,850
Accrued expenses and other liabilities                                                             1,810,822              2,238,989
Employee Stock Ownership Plan debt                                                                    56,934                 56,934
                                                                                               -------------          -------------
                Total liabilities                                                                262,747,055            238,686,267

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                                                  --                     --
  Common stock of $.01 par value; authorized 8,500,000 shares;
      issued 3,957,135 at September 30, 1998 and December 31, 1997,
      respectively                                                                                    39,571                 39,571
  Surplus                                                                                          3,707,472              3,707,472
  Retained earnings                                                                               24,354,268             22,396,461
                                                                                               -------------          -------------
                                                                                                  28,101,311             26,143,504

  Accumulated other comprehensive income                                                             406,925                175,436
  Treasury stock, 32,562 shares at September 30, 1998 and
           December 31, 1997, at cost                                                               (214,599)              (214,599)
  Employee Stock Ownership Plan debt                                                                 (56,934)               (56,934)
                                                                                               -------------          -------------
                Total stockholders' equity                                                        28,236,703             26,047,407
                                                                                               -------------          -------------

                Total liabilities and stockholders' equity                                     $ 290,983,758          $ 264,733,674
                                                                                               =============          =============

              See accompanying notes to consolidated financial statements.

                AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
                       Consolidated Statements of Earnings
     For The Three Months and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                              Three Months Ended            Nine Months Ended
                                                                                 September 30,                 September 30,
                                                                          ---------------------------  ----------------------------
                                                                              1998           1997           1998           1997
                                                                          ------------   ------------   ------------   ------------
Interest income:
    Interest and fees on loans                                            $  4,430,212   $  3,947,687   $ 12,903,967   $ 11,309,289
    Interest and dividends on investment securities held to maturity:
        Taxable                                                                157,228        216,112        570,419        764,522
        Tax-exempt                                                              15,662         24,830         55,924         75,295
                                                                          ------------   ------------   ------------   ------------
            Total interest and dividends on investment securities-HTM          172,890        240,942        626,343        839,817
    Interest and dividends on investment securities available for sale:
        Taxable                                                                850,422        751,782      2,240,546      2,226,765
        Tax-exempt                                                               8,191          5,948         20,086         17,843
                                                                          ------------   ------------   ------------   ------------
            Total interest and dividends on investment securities-AFS          858,613        757,730      2,260,632      2,244,608
    Interest on federal funds sold                                              68,113         86,870        216,291        281,989
    Interest on interest-bearing deposits with other banks                      38,669         22,852        100,423         61,121
                                                                          ------------   ------------   ------------   ------------
            Total interest income                                            5,568,497      5,056,081     16,107,656     14,736,824

Interest expense:
    Interest on deposits                                                     2,440,198      2,436,750      7,208,347      7,098,583
    Interest on federal funds purchased and securities sold under
      agreements to repurchase                                                  41,238         18,991        115,994        121,606
    Interest on other borrowings                                               444,420        163,445        974,056        495,914
                                                                          ------------   ------------   ------------   ------------
            Total interest expense                                           2,925,856      2,619,186      8,298,397      7,716,103
                                                                          ------------   ------------   ------------   ------------

            Net interest income                                              2,642,641      2,436,895      7,809,259      7,020,721
Provision for loan losses                                                      180,000         78,837        656,030        192,776
                                                                          ------------   ------------   ------------   ------------
            Net interest income after provision for loan losses              2,462,641      2,358,058      7,153,229      6,827,945

Noninterest income:
    Service charges on deposit accounts                                        258,303        218,557        703,653        639,730
    Investment securities gains/(losses), net                                    7,417              0         14,277        (40,060)
    Other                                                                      372,460        339,804      1,075,517        923,479
                                                                          ------------   ------------   ------------   ------------
            Total noninterest income                                           638,180        558,361      1,793,447      1,523,149

Noninterest expense:
    Salaries and benefits                                                      821,049        741,466      2,296,520      2,292,181
    Net occupancy expense                                                      246,152        245,993        748,284        728,826
    Other                                                                      714,400        550,210      2,027,891      1,680,334
                                                                          ------------   ------------   ------------   ------------
            Total noninterest expense                                        1,781,601      1,537,669      5,072,695      4,701,341

Earnings before income tax expense                                           1,319,220      1,378,750      3,873,981      3,649,753
Income tax expense                                                             305,716        516,815      1,353,652      1,332,605
                                                                          ------------   ------------   ------------   ------------

            Net earnings                                                  $  1,013,504   $    861,935   $  2,520,329   $  2,317,148
                                                                          ============   ============   ============   ============

Basic earnings per share                                                  $       0.26   $       0.22   $       0.64   $       0.59
                                                                          ============   ============   ============   ============

Weighted average shares outstanding                                          3,924,573      3,916,724      3,924,573      3,913,270
                                                                          ============   ============   ============   ============

Dividends per share                                                       $       0.05   $       0.04   $       0.14   $       0.12
                                                                          ============   ============   ============   ============


     See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                                                                                        Accumulated
                                                                                                           Other
                                                                                          Retained      Comprehensive
                                                            Common Stock    Surplus       Earnings         Income
                                                            -----------   -----------    -----------    -----------
Balance at December 31, 1996                                $    13,190     3,691,099     19,942,980       (146,528)

  Net earnings                                                       --            --      3,080,043             --
  Cash dividends paid ($0.16 per share)                              --            --       (626,562)            --
  Change in accumulated other comprehensive income                   --            --             --        321,964
  Payment of Employee Stock Ownership Plan Debt                      --            --             --             --
  Sale of treasury stock (5,488 shares)                              --        42,754             --             --
  Purchase of treasury stock (368 shares)                            --            --             --             --
  Three for one stock split effected in form of dividend,
     subsequent to December 31, 1997 (note 4)                    26,381       (26,381)            --             --
                                                            -----------   -----------    -----------    -----------
Balance at December 31, 1997                                $    39,571     3,707,472     22,396,461        175,436

Through SEPTEMBER 30, 1998:
  Net earnings                                                       --            --      2,520,329             --
  Cash dividends paid ($0.14 per share)                              --            --       (562,522)            --
  Change in accumulated other comprehensive income                   --            --             --        231,489
                                                            -----------   -----------    -----------    -----------
Balance at September 30, 1998                               $    39,571     3,707,472     24,354,268        406,925
                                                            ===========   ===========    ===========    ===========


                                                           Employee Stock
                                                             Ownership       Treasury
                                                             Plan debt        Stock          Total
                                                            -----------    -----------    -----------
Balance at December 31, 1996                                   (113,940)      (304,009)    23,082,792

  Net earnings                                                       --             --      3,080,043
  Cash dividends paid ($0.16 per share)                              --             --       (626,562)
  Change in accumulated other comprehensive income                   --             --        321,964
  Payment of Employee Stock Ownership Plan Debt                  57,006             --         57,006
  Sale of treasury stock (5,488 shares)                              --         98,058        140,812
  Purchase of treasury stock (368 shares)                            --         (8,648)        (8,648)
  Three for one stock split effected in form of dividend,
     subsequent to December 31, 1997 (note 4)                        --             --             --
                                                            -----------    -----------    -----------
Balance at December 31, 1997                                    (56,934)      (214,599)    26,047,407

Through SEPTEMBER 30, 1998:
  Net earnings                                                       --             --      2,520,329
  Cash dividends paid ($0.14 per share)                              --             --       (562,522)
  Change in accumulated other comprehensive income                   --             --        231,489
                                                            -----------    -----------    -----------
Balance at September 30, 1998                                   (56,934)      (214,599)    28,236,703
                                                            ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
         Consolidated Statements of Cash Flows
   For The Nine Months Ended September 30, 1998 and 1997
                       (Unaudited)

                                                                                                    1998                    1997
                                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                    $  2,520,329           $  2,317,148
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                                                529,801                475,253
        Accretion of investment discounts & loan fees                                               (220,094)               (95,158)
        Provision for loan losses                                                                    656,030                192,776
        Loss on sale of premises & equipment                                                           1,181                  6,126
        Loss on sale of other real estate                                                                 --                  3,687
        Increase in interest receivable                                                              (85,398)              (617,917)
        Increase in other assets                                                                    (538,338)               (31,439)
        Increase in interest payable                                                                   5,314                 11,006
        (Decrease)/increase in other liabilities                                                    (587,807)               890,501
                                                                                                ------------           ------------
            Net cash provided by operating activities                                              2,281,018              3,151,983
                                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                                                6,283,202              3,680,272
    Purchases of investment securities held to maturity                                             (425,000)            (3,366,275)
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                                              9,771,821              5,843,600
    Proceeds from sale of investment securities available for sale                                 4,970,458             10,870,613
    Purchases of investment securities available for sale                                        (26,693,874)           (18,076,850)
    Net increase in loans                                                                        (24,568,021)           (16,413,068)
    Purchases of premises and equipment                                                             (283,170)              (499,059)
    Purchases of rental property                                                                     (44,214)                (1,670)
    Net decrease/(increase) in interest-bearing deposits with
        other banks                                                                                  616,662               (636,277)
                                                                                                ------------           ------------
            Net cash used in investing activities                                                (30,372,136)           (18,598,714)
                                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease)/increase in non-interest bearing deposits,
        NOW accounts and savings accounts                                                         (9,473,351)             9,120,120
    Net increase/(decrease) in certificates of deposit                                             8,484,729             (3,831,028)
    Net increase/(decrease) in securities sold under agreements
        to repurchase                                                                              5,580,646             (2,507,558)
    Net increase in borrowings from FHLB                                                          19,911,313                270,976
    Net decrease in other short-term borrowings                                                           --             (1,203,130)
    Net decrease in other long-term debt                                                             (14,382)               (15,185)
    Proceeds from sale of Treasury Stock                                                                  --                 84,732
    Purchase of treasury stock                                                                            --                 (8,648)
    Dividends paid                                                                                  (562,522)              (469,580)
                                                                                                ------------           ------------
            Net cash provided by financing activities                                             23,926,433              1,440,699
                                                                                                ------------           ------------
Net decrease in cash and cash equivalents                                                         (4,164,685)           (14,006,032)
Cash and cash equivalents at beginning of period                                                  14,883,412             27,172,715
                                                                                                ------------           ------------
Cash and cash equivalents at end of period                                                      $ 10,718,727           $ 13,166,683
                                                                                                ============           ============


Supplemental information on cash payments:
        Interest paid                                                                           $  8,293,083           $  7,705,097
                                                                                                ============           ============

        Income taxes paid                                                                       $  1,717,573           $    822,846
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


Note 2 - Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on securities. Total comprehensive income for the nine months ended September 30, 1998 was $2,752,000 compared to $2,543,000 for the nine months ended September 30, 1997. Total comprehensive income for the three months ended September 30, 1998 was $1,260,000 compared to $798,000 for the three months ended September 30, 1997.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of Statement 133 on the Company's financial statements upon adoption.

         In October 1998, the FASB issued Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise, an amendment of FASB Statement of No. 65" (SFAS 134). SFAS 134 is effective for the first quarter beginning after December 15, 1998. The Company does not believe the provisions of SFAS 134 will have significant impact on the financial statements upon adoption.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 1998 and 1997.

Summary

         Net income of $1,014,000 for the quarter ended September 30, 1998 represented an increase of $152,000 (17.6%) from the Company's net income of $862,000 for the same period of 1997. Basic income per share increased $0.04 (18.2%) to $0.26 during the third quarter of 1998 from $0.22 for the third quarter of 1997. Net income increased $203,000 (8.8%) to $2,520,000 for the nine month period ended September 30, 1998 compared to $2,317,000 for the same period of 1997. During the nine month period ended September 30, 1998 compared to the same period of 1997, the Company experienced increases in net interest income, noninterest income, provision for loan losses and noninterest expense due to continued growth of the Company. The net yield on total interest earning assets remained the same at 8.21% for both the nine months ended September 30, 1998 and September 30, 1997. The consistency of the net yield on interest earning assets is due to an increase in the yield of investments securities held to maturity due to paydowns, maturities and calls and an increase in interest bearing deposits with other banks offset by a decrease in the yield of investment securities available for sale. The increase in the Company's net income during the third quarter of 1998 compared to the same period of 1997 is primarily due to the increase in the interest and fees on loans. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Total assets of $290,984,000 at September 30, 1998 reflected an increase of $26,250,000 (9.9%) over total assets of $264,734,000, at December 31, 1997. This increase resulted primarily from increases in total loans, net of unearned income and investment securities available for sale. This was offset by a decrease in cash and cash equivalents and investment securities held to maturity.

Financial Condition

         Investment Securities and Federal Funds Sold

         Investment securities held to maturity were $8,646,000 and $14,364,000 at September 30, 1998 and December 31, 1997, respectively. This decrease of $5,718,000 (39.8%) resulted from scheduled paydowns and calls of principal amounts. The increase of $12,322,000 (30.5%) in investment securities available for sale to $52,768,000 at September 30, 1998 from $40,446,000 at December 31, 1997, reflects the purchase of U.S. government agency securities and mortgage backed securities. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning.

         Federal funds sold decreased $2,165,000 (82.8%) to $450,000 at September 30, 1998 from $2,615,000 at December 31, 1997. These fluctuations reflect normal activity in the Bank's funds management efforts.

         Loans

         Total loans, net of unearned income, of $210,060,000 at September 30, 1998 reflected an increase of $24,567,000 (13.2%) compared to the total loans of $185,493,000, net of unearned income, at December 31, 1997. This growth continues to occur in the commercial and consumer real estate mortgage portfolios due to strong customer demand and a stable local real estate market. In addition, the Bank experienced growth in its commercial, financial and agricultural loans during the first nine months of 1998. Consumer real estate, commercial real estate and commercial, financial and agricultural loans represented the majority of the loan portfolio with approximately 29.81%, 29.47% and 26.31% of the Bank's total loans, net of unearned income at September 30, 1998, respectively. The net yield on loans was 8.80% for the nine months ended September 30, 1998 compared to 8.86% for the nine months ended September 30, 1997. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Allowance for Loan Losses and Risk Elements

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance and the appropriate provision required to maintain the allowance at a level considered adequate to absorb inherent loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

         The allowance for loan losses was $2,780,000 at September 30, 1998. Management believes that this level of reserves (1.32% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

         During the first nine months of 1998, the Bank made $656,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, coupled with the relatively low level of net charge-offs. For the nine months ended September 30, 1998, the Bank had charge-offs of $95,000 and recoveries of $94,000; however, management's assessment of the credit quality of the loan portfolio indicated deterioration of a large individual credit such that management's estimate of the necessary level of the allowance increased. This credit is included in nonaccrual loans and the relationship continues to be monitored as part of the Bank's overall credit administration procedures.

         Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, and accruing loans 90 days or more past due were $5,271,000 at September 30, 1998 compared to $276,000 at December 31, 1997. This change resulted mainly from an increase of $4,995,000 in nonaccrual loans due primarily to relationship mentioned above.

         Other potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At September 30, 1998, 108 loans totaling $3,181,000, or 1.51% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 73 loans totaling $2,681,000, or 1.45% of total loans outstanding, net of unearned income, at December 31, 1997. At September 30, 1998, the amount of impaired loans were $4,099,000 compared to $578,000 at December 31, 1997. This increase in impaired loans also resulted mainly from the relationship mentioned above.

         Deposits

         Total deposits decreased $989,000 (0.4%) to $222,989,000 at September 30, 1998, as compared to $223,978,000 at December 31, 1997. Noninterest-bearing deposits increased $917,000 (2.8%) during the first nine months of 1998 while total interest-bearing deposits decreased $1,905,000 (1.0%) to $189,435,000 at September 30, 1998 from $191,340,000 at December 31, 1997. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 4.99% for the nine months ended September 30, 1998 compared to 5.05% for the same period of 1997. During the first nine months of 1998, the Bank experienced an increase in certificates of deposits over $100,000 of $8,093,000 (21.9%). This increase was offset by a decrease in money market accounts of $8,669,000 (17.1%) during the first nine months of 1998. The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Capital Resources and Liquidity

         The Company's consolidated stockholders' equity was $28,237,000 at September 30, 1998, compared to $26,047,000 at December 31, 1997. This represents an increase of $2,190,000 (8.4%) during the first nine months of 1998. Net earnings for the first nine months of 1998 continues to exceed net earnings for the same period of 1997. In addition, the Company experienced a change in accumulated other comprehensive income to $407,000 at September 30, 1998 from $175,000 at December 31, 1997. During the first nine months of 1998, cash dividends of

$563,000, or $0.14 per share, were declared on Common Stock, compared to $470,000, or $0.12 per share for the first nine months of 1997. On May 14, 1998 the Company declared a three for one stock split effected in the form of a 200 percent stock dividend for all shareholders of record on June 10, 1998 (see note
4).

         The Company's Tier 1 leverage ratio was 9.51%, Tier I risk-based capital ratio was 13.36% and Total risk-based capital ratio was 14.61% at September 30, 1998. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

         The primary source of liquidity during the first nine months of 1998 is through federal funds purchased, investment securities sold under agreements to repurchase, additional advances from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to purchase investment securities available for sale and to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $30,788,000, leaving credit available, net of advances drawn down, of approximately $9,212,000 at September 30, 1998.

         Net cash provided by operating activities of $2,281,000 for the nine months ended September 30, 1998, consisted primarily of net earnings. Net cash used in investing activities of $30,372,000 funded investment securities available for sale purchases and loan growth of $26,694,000 and $24,568,000, respectively, offset by proceeds from sales, maturities, calls and paydowns of investment securities available for sale of $14,742,000. The $23,926,000 in net cash provided by financing activities resulted primarily from increases of $5,581,000 in securities sold under agreements to repurchase and increases of $19,911,000 in FHLB-Atlanta advances offset by a net decrease in deposits of $988,000.

         Interest Rate Sensitivity Management

         At September 30, 1998, interest sensitive assets that repriced or matured within the next 12 months were $160,312,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $152,737,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a positive $7,575,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 105%. This compares to a twelve month cumulative GAP position at December 31, 1997, of a positive $4,373,000 and a GAP ratio of 104.0%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at September 30, 1998, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over 12 months.

Results of Operations

         Net Income

         Net income increased $152,000 (17.6%) to $1,014,000 for the three month period ended September 30, 1998 compared to $862,000 for the same period of 1997. Basic income per share was $0.26 and $0.22 for the third quarter of 1998 and 1997, respectively, an increase of 18.2%. Net income increased $203,000 (8.8%) to $2,520,000 for the nine month period ending September 30, 1998, compared to $2,317,000 for the same period of 1997. During the nine month period ended September 30, 1998 compared to the same period of 1997, the Company experienced increases in net interest income, noninterest income, provision for loan losses and noninterest expense due to continued growth of the Company.

         Net Interest Income

         Net interest income was $2,643,000 for the third quarter of 1998. The increase of $206,000 (8.5%) over $2,437,000 for the same period of 1997, resulted primarily from the increase in interest and fees on loans. Net interest income increased $788,000 (11.2%) to $7,809,000 for the nine months ended September 30, 1998, compared to $7,021,000 for the nine months ended September 30, 1997. Such increases resulted from overall growth in the Company's interest earning assets as net taxable yield on the Company's interest earning assets is comparable during the first nine months of 1998 compared to the same period of 1997. During the third quarter of 1998, the Company's GAP position became more asset sensitive to changes in interest rates as compared to December 31, 1997. The Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates. See "FINANCIAL CONDITION - INTEREST RATE SENSITIVITY MANAGEMENT" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest Income

         Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $5,568,000 and $5,056,000 for the three months ended September 30, 1998 and 1997, respectively. This represents an increase of $512,000 (10.1%) for the third quarter of 1998. For the nine months ended September 30, 1998 interest income was $16,108,000, an increase of $1,371,000 (9.3%) compared to $14,737,000 for the same period of 1997. This change for the first nine months of 1998 resulted as the average volume of interest earning assets outstanding increased $21,905,000 (9.1%) over the same period of 1997. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Loans are the main component of the Bank's earning assets. Interest and fees on loans were $4,430,000 and $3,948,000 for the third quarter of 1998 and 1997, respectively. This reflects an increase of $482,000 (12.2%) during the three months ended September 30, 1998 over the same period of 1997. For the nine month period ended September 30, 1998, interest and fees on loans increased $1,595,000 (14.1%) to $12,904,000 from $11,309,000 for the same period of 1997.
The average volume of loans increased $25,392,000 (14.9%) as of September 30, 1998 compared to the same period of 1997, while the Company's yield on loans decreased 6 basis points comparing these same periods.

         Interest income on investment securities held to maturity for the three month period ended September 30, 1998, decreased $68,000 (28.2%) to $173,000 from $241,000 for the same period of 1997. Interest income on investment securities held to maturity for the nine month period ended September 30, 1998, decreased $214,000 (25.5%) to $626,000 from $840,000 for the same period of 1997. There was a 28.9% decline in the average volume of investment securities held to maturity outstanding for the first nine months of 1998 compared to the same period of 1997, while the net yield on these average balances increased 32 basis points. For the three month period ended September 30, 1998, interest income on investment securities available for sale increased $101,000 (13.3%) to $859,000 from $758,000 for the same period of 1997. For the nine months ended September 30, 1998, interest income on investment securities available for sale increased $16,000 (0.7%) to $2,261,000 from $2,245,000 for the same period of 1997. The Company's average volume of investment securities available for sale increased by $2,831,000 (6.4%) for the first nine months of 1998, compared to the same period of 1997, while the net yield on these average balances decreased 36 basis points. Management continues to reinvest runoff from the investment securities held to maturity portfolio into investment securities available for sale to maintain flexibility in its liquidity planning. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest Expense

         Total interest expense increased $307,000 (11.7%) to $2,926,000 for the third quarter of 1998 compared to $2,619,000 for the same period of 1997. Total interest expense increased $582,000 (7.5%) to $8,298,000 from $7,716,000 for the nine months ended September 30, 1998 and 1997, respectively. These changes resulted as the Company's average interest-bearing liabilities outstanding increased 8.1% while the rates paid on these liabilities decreased 3 basis points during the first nine months of 1998 compared to the same period of 1997. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest on deposits, the primary component of total interest expense, increased $3,000 (0.1%) to $2,440,000 for the third quarter of 1998 compared to $2,437,000 for the same period of 1997. Interest on deposits were $7,208,000 and $7,099,000 for the nine months ended September 30, 1998 and 1997, respectively.

         Interest expense on borrowed funds, including both short term borrowing and other borrowed funds, was $444,000 and $163,000 for the third quarter of 1998 and 1997, respectively. This represents an increase of $281,000 or 172.4%. For the nine months ended September 30, 1998, interest expense on borrowed funds increased $478,000 (96.4%) to $974,000 from $496,000 for the same period of 1997. These increases for the three month and nine month periods ended September 30, 1998 are due to a 107.8% increase in the average volume offset by a 18 basis point decrease in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances, federal funds purchased and securities sold under agreements to repurchase.

         Provision for Loan Losses

         The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $656,000 for the nine months ended September 30,1998 compared to $193,000 for the nine months ended September 30, 1997. The increase in the provision for loan losses during the first nine months of 1998 reflects an additional provision for possible loan losses of $300,000 in the second quarter to reflect significant growth in the loan portfolio and the recent identification of potential problem loans to a commercial customer. See "---ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."


         Noninterest Income

         Noninterest income increased $80,000 (14.3%) to $638,000 for the third quarter of 1998 from $558,000 for the same period of 1997. Noninterest income was $1,793,000 and $1,523,000 for the nine months ended September 30, 1998 and 1997, respectively.

         Service charges on deposit accounts for the third quarter of 1998 increased $39,000 (17.8%) to $258,000 from $219,000 for the third quarter of 1997. Service charges on deposit accounts was $704,000 and $640,000 for the nine months ended September 30, 1998 and 1997, respectively. These increases are primarily due to increases in nonsufficient funds and overdraft charges.

         Other noninterest income increased $32,000 (9.4%) to $372,000 for the third quarter of 1998 from $340,000 for the same period of 1997. Other noninterest income was $1,076,000 and $923,000 for the nine months ended September 30, 1998 and 1997, respectively. These increases primarily resulted from an increase in noninterest loan income and fees due to increases in loan growth and an increase in stock dividends from other companies.

         Noninterest Expense

         Total noninterest expense was $1,782,000 and $1,538,000 for the third quarter of 1998 and 1997, respectively, representing an increase of $244,000 or 15.9%. For the nine months ended September 30, 1998, total noninterest expense increased $372,000 (7.9%) to $5,073,000 from $4,701,000 for the same period of
1997. These increases for the nine month period ended September 30, 1998 were due to increases in salaries and benefits expense and other noninterest expense. Net occupancy expense is comparable to the same period of 1997.

         Salaries and benefits expense was $821,000 and $741,000 for the three months ended September 30, 1998 and 1997, respectively. This represents an increase of $80,000 (10.8%) in the third quarter of 1998 compared to the third quarter of 1997. For the nine months ended September 30, 1998, total salaries and benefits expense increased $5,000 (0.2%) to $2,297,000 from $2,292,000 for the same period of 1997. Overall employee levels have increased from the same period of 1997 offset by a slight decrease due to additional costs allocated to loan origination activity.

         Net occupancy expense was $246,000 for the third quarter of 1998, which is comparable to the same period of 1997. For the nine month period ended September 30, 1998, net occupancy expense increased $19,000 (2.6%) to $748,000 from $729,000 for the same period of 1997. The nine month period increase is primarily due to increases in expenses for furniture and equipment service contracts.

         For the third quarter of 1998, other noninterest expense increased $164,000 (29.8%) to $714,000 from $550,000 for the third quarter of 1997. Other noninterest expense was $2,028,000 and $1,680,000 for the nine months ended September 30, 1998 and 1997, respectively. These increases are mainly due to the expenses associated with the introduction of the VISA checkcard that was launched in 1998 and professional fees associated with establishing the Company's technology plan.

         Income taxes

         Income tax expense was $306,000 and $517,000 for the third quarter of 1998 and 1997, respectively. For the nine months ended September 30, 1998, income tax expense increased $21,000 (1.6%) to $1,354,000 from $1,333,000 for the nine months ended September 30, 1997. These levels represent an effective tax rate on pre-tax earnings of 35.0% for the nine months ended September 30, 1998 and 36.5% for the same period of 1997.

         Year 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed a plan to resolve the mission critical modifications necessary in order to be prepared for the new millennium. The Company has reviewed both information technology (IT) systems and non-IT systems. Modifications are expected to be completed by June 30, 1999. The Company has received certification of Year 2000 compliance from their critical vendors used in the major operations of the Company. The Company has followed the Federal Reserve guidelines for preparing for Year 2000. The Company also reports quarterly to the Board the progress of the Year 2000 project. Accordingly, the Company does not expect the Year 2000 issue to pose any significant operational problems and has not discovered any Year 2000 problems with significant counter-parties that it believes will have material effect on the financial position or results of operations of the Company. However, the Company has not fully evaluated the effect of any Year 2000 problems on its loan and deposit customers, and no assurance can be given that potential Year 2000 problems of those with whom the Company does business will not occur, and if they occur, that the consequences to the Company will not be material.

The total cost of the project is estimated not to exceed $250,000 and is estimated to be funded through operating cash flows. Contingency Plans have been or are being developed to ensure direction in the event a non-compliant system or component is detected. The Company currently has in place a disaster recovery plan. A business resumption plan and a remediation plan are also being developed based upon certain circumstances. These plans will provide the Company direction in the event an unforeseen circumstance arises due to the Year 2000. All plans will be finalized and implemented by September 30, 1999.


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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
Consolidated Average Balances, Interest Income/Expense and Yields/Rates

                                                                                    Nine Months Ended September 30,
                                                                     ---------------------------------------------------------------
                                                                                 1998                              1997
                                                                     ------------------------------  -------------------------------
                                                                     Average                Yield/   Average                  Yield/
                            ASSETS                                   Balance    Interest     Rate    Balance     Interest      Rate
                =============================                        =======    ========   ========  =======     ========    =======
                                                                                        (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income (1)                               $ 195,972     12,904     8.80%    170,580      11,309      8.86%
    Investment securities held to maturity:
        Taxable                                                        11,279        570     6.76%     16,100         765      6.35%
        Tax-exempt (2)                                                  1,264         85     8.97%      1,547         114      9.82%
                                                                    --------------------             --------------------
                Total investment securities held to maturity           12,543        655     6.98%     17,647         879      6.66%
    Investment securities available for sale:
        Taxable                                                        46,731      2,241     6.41%     43,956       2,227      6.77%
        Tax-exempt (2)                                                    550         30     7.37%        494          27      7.38%
                                                                    --------------------             --------------------
                Total investment securities available for sale         47,281      2,271     6.42%     44,450       2,254      6.78%
    Federal funds sold                                                  5,138        216     5.62%      6,672         282      5.65%
    Interest bearing deposits with other banks                          1,856        100     7.20%      1,536          61      5.31%
                                                                    --------------------             --------------------
                Total interest earning assets                         262,790     16,146     8.21%    240,885      14,785      8.21%
Allowance for loan losses                                              (2,335)                         (2,136)
Cash and due from banks                                                 7,813                           7,601
Premises and equipment                                                  3,477                           3,596
Rental property, net                                                    1,796                           1,868
Other assets                                                            4,693                           4,936
                                                                     ---------                       ---------
                Total Assets                                        $ 278,234                         256,750
                                                                     =========                       =========

                            LIABILITIES & STOCKHOLDERS' EQUITY
                            ----------------------------------
Interest bearing liabilities:
    Deposits:
        Demand                                                      $  20,720        329     2.12%     19,985         314      2.10%
        Savings and Money Market                                       60,173      2,002     4.45%     57,826       1,932      4.47%
        Certificates of deposits less than $100,000                    71,486      3,309     6.19%     72,028       3,361      6.24%
        Certificates of deposits and other time deposits of
         $100,000 or more                                              40,635      1,568     5.16%     38,145       1,492      5.23%
                                                                     -------------------              -------------------
            Total interest bearing deposits                           193,014      7,208     4.99%    187,984       7,099      5.05%
    Federal funds purchased and securities sold under
        agreements to repurchase                                        3,030        116     5.12%      3,119         122      5.23%
    Other short term borrowings                                             0          0     0.00%        276           9      4.36%
    Other borrowed funds                                               22,883        971     5.67%     11,010         481      5.84%
    Employee stock ownership plan debt                                     57          3     6.97%        114           6      6.89%
                                                                     -------------------              -------------------
            Total interest bearing liabilities                        218,984      8,298     5.07%    202,503       7,717      5.10%
Noninterest bearing demand deposits                                    29,878                          27,658
Accrued expenses and other liabilities                                  1,604                           2,565
Stockholder's equity                                                   27,768                          24,024
                                                                     --------                         -------
            Total Liabilities and shareholder's equity              $ 278,234                         256,750
                                                                     ========                        ========
Net Interest Income                                                               $7,848                            7,068
                                                                               =========                         ========
Net Yield on Total Interest Earning Assets                                                   3.99%                             3.92%
                                                                                           =======                            ======

--------------
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                                   SIGNATURES


         In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AUBURN NATIONAL BANCORPORATION, INC.
                                                  (Registrant)



Date: November 13, 1998                      By: /s/ E. L. Spencer, Jr.
     ---------------------                  ------------------------------------
                                                E. L. Spencer, Jr.
                                                President, Chief Executive
                                                Officer and Director




Date: November 13, 1998                      By: /s/ Linda D. Fucci
     ---------------------                  ------------------------------------
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

                      AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)
                                            EXHIBIT INDEX

Exhibit                                                            Sequentially
Number                      Description                            Numbered Page
------                      -----------                            -------------

 4.A      Certificate of Incorporation of Auburn National
          Bancorporation, Inc.*                                          ---

 4.B      Bylaws of Auburn National Bancorporation, Inc.*                ---

10.A      Auburn National Bancorporation, Inc. 1994
          Long-term Incentive Plan.*                                     ---

10.B      Lease and Equipment Purchase Agreement, Dated
          September 15, 1987.*                                           ---


27        Financial Data Schedule                                         18




--------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.


(b) Reports filed on Form 8-K for the quarter ended September 30, 1998:

         none