Form 10KSB40
period 1998-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 1999-03-26
CIK 750574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998         Commission File No.  0-26486

                      Auburn National Bancorporation, Inc.
                 (Name of small business issuer in its charter)

            Delaware                                          63-0885779
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
          None                                                    None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, Par Value, $.01 Per Share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Issuer's revenues for its most recent fiscal year were $24,199,672.

The aggregate market value of the common stock held by non-affiliates of registrant as of February 26, 1999, computed by reference to the price at which the stock was sold as of such date, was $41,352,176.

As of February 26, 1999, there were issued and outstanding 3,924,573 shares of the registrant's $.01 par value common stock.

Transitional Small Business Disclosure Format:     Yes  [  ]    No  [ x ]

                       Documents Incorporated by Reference
                       -----------------------------------
Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 11, 1999 are incorporated by reference into Part III.

                                     PART I


     SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from those expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements including those described under interest rate management, due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of allowances for loan losses and estimations of values of collateral and various financial assets and liabilities. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.


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

Services

The Bank offers checking, savings, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDAs") and certificates of deposit, and is an active residential mortgage lender in its primary service area ("PSA"). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products. During 1995, the Bank sold its credit card portfolio and began providing credit cards, including MasterCard(R), MasterCard Gold, Visa(R), and Visa Gold through an agent bank arrangement with Columbus Bank & Trust Company in Columbus, Georgia. The Bank is one of the largest providers of automated teller services in East Alabama with 15 locations and was one of the nine original founders of Alabama Network, Inc. (Alert(R)), an Alabama ATM network that processes more than 18 million transactions annually. On January 1, 1997, Alert(R), Internet, Inc., and Southeast Switch, Inc. merged to become Honor Technologies, Inc. ("Honor"). Pursuant to such merger, the Company received an equity position in Honor equal to 0.3125% of combined total equity and a 30 month waiver of certain fees in Honor. The Bank's Tiger Teller ATM cards can be used internationally through the Cirrus(R) network. In 1998, the Bank began offering VISA Checkcards, which are debit cards with the VISA logo that work like checks but can be used anywhere VISA is accepted, including ATMs.

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

     The Bank faces further competition for loans and deposits from a wide variety of local and nonlocal financial institutions. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial intermediaries such as thrifts, credit unions, mortgage companies, insurance companies, and other financial institution intermediaries may be expected to intensify further. Community banks also have experienced significant competition for deposits from mutual funds, insurance companies, and other investment companies, and money center banks' offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank. In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisition of banks by bank holding companies, such that any bank holding company located outside Alabama may presently acquire any bank based in Alabama or any other state, regardless of state law to the contrary, subject to certain deposit-percentage, aging requirements, and other restrictions. Alabama has also opted in to the provisions of the Interstate Banking Act which now permit national and state-chartered banks to branch interstate through acquisitions of banks in other states. See "SUPERVISION AND REGULATION."

Selected Economic Data

     The Bank's primary service area ("PSA") includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Lee County's population is approximately 98,000, which ranks it 11th in the state. The 1996 per capita income in Lee County was $17,236, which ranked it 32nd in the state. Unemployment has been relatively low in Lee County, and during 1998, the County had average unemployment of 2.2%, which is the 3rd lowest unemployment rate in Alabama.

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

Employees

     At December 31, 1998, the Company had 2 full-time equivalent employees, both of which are officers, and the Bank had 106 full-time equivalent employees, including 22 officers.

                           SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the status or regulations applicable to the Company's and the Bank's business. Supervision, regulation, and examination of the Company and the Bank and their respective subsidiary by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company's business.

Bank Holding Company Regulation

     The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's Subsidiary. The State of Alabama does not regulate bank holding companies.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiary. A bank holding company, may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     The Company is a legal entity separate and distinct from the Bank and its other subsidiary. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiary. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiary are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

     The BHC Act, as amended by the Interstate Banking Act, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Alabama may now acquire a bank located in any other state, and any bank holding company located outside Alabama may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Alabama has adopted legislation opting into interstate branching, effective May 31, 1997. Alabama has also adopted legislation, which became effective on September 29, 1995, that allows Alabama banks to establish a branch in any other state, territory, or country in accordance with federal law or the law of such other state, territory, or country and upon prior approval of the Alabama Superintendent.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiary in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance

Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiary in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

     The Federal Reserve has amended its Regulation Y to implement certain provisions of The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"). Among other things, these amendments to Federal Reserve Regulation Y reduced the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expanded the list of nonbanking activities permitted under Regulation Y; reduced certain limitations on previously permitted activities; and amended Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.

Bank and Bank Subsidiary Regulation Generally

     The Bank is subject to supervision, regulation, and examination by the Federal Reserve and the Alabama Superintendent which monitors all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See "FDIC Insurance Assessments".

     The powers of Alabama chartered banks include certain provisions designed to provide such banks with competitive equality to the powers of national banks regulated by the Office of the Comptroller of the Currency ("OCC").

     In December 1996, the Federal Reserve adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS"), effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component for Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

Community Reinvestment Act

     The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"), and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities.

     Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank's primary federal regulator using a lending test, an investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

     The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Housing and Urban Development, the Department of Justice (the "DJ"), and the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Payment of Dividends

     The Company is a legal entity separate and distinct from its subsidiary. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses. During 1998, the Bank paid cash dividends of $385,000 to the Company.

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

Capital

     The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of any loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

     In addition, the federal regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% - 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases, and depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure,
(ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 1998, the consolidated capital ratios of the Company and the Bank were as follows:

                                        Regulatory
                                         Minimum       Company         Bank
                                         -------       -------         ----

      Tier 1 risk-based capital ratio        4.0%        13.33%       12.33%
      Total risk-based capital ratio         8.0%        14.58%       13.58%
      Tier 1 leverage ratio              3.0-5.0%         9.29%        8.57%

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had any material impact on the Company and the Bank or their respective operations.

FDICIA

     FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

Enforcement Policies and Actions

     The Federal Reserve and the FDIC monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

Depositor Preference

     The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

Fiscal and Monetary Policy

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted.

FDIC Insurance Assessments

     The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"), and it has no deposit insured by the Savings Association Insurance Fund ("SAIF"). Prior to January 1, 1996, the annual premiums ranged from $.04 to $.31 for every $100 of BIF deposits. In 1996, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods beginning January 1, 1996, the annual premiums range from zero to $.27 for every $100 of deposits. In addition, the FDIC Board eliminated the $2,000 minimum annual assessment previously imposed on all insured institutions. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF. The actual FICO 1998 annual assessment rates on deposits were approximately 1.2 basis points for BIF-assessable deposits.

     Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. For the years 1996 and before the actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the years ended December 31, 1998, 1997 and 1996 the Bank paid $0, $0 and $2,000, respectively, in BIF deposit insurance premiums, and paid approximately $27,000 and $26,000 in FICO assessments during 1998 and 1997, respectively.


Legislative and Regulatory Changes

     Various changes have been proposed with respect to restructuring and changing the regulation of the financial services industry. FIRREA required a study of the deposit insurance system. On February 5, 1991, the Department of the Treasury released "Modernizing the Financial System; Recommendations for Safer, More Competitive Banks". Among other matters, this study analyzed and made recommendations regarding reduced bank competitiveness and financial strength, overextension of deposit insurance, the fragmented regulatory system and the under- capitalized deposit insurance fund. It proposed restoring competitiveness by allowing banking organizations to participate in a full range of financial services outside of insured commercial banks. Deposit insurance coverage would be narrowed to promote market discipline.

     The Interstate Banking Act also directed the Secretary of the Treasury to take a broad look at the strengths and weaknesses of the United States' financial services system. In June 1997, the Treasury Department proposed legislation to eliminate what it deemed outmoded barriers to competition among financial services providers. On November 17, 1997, the United States Department of the Treasury released its study "American Finance for the 21st Century" which considered changes in the financial services industry during the next 10 years and beyond and reviewed the adequacy of existing statutes and legislation.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. The FDIC is considering possibly adding risk measures in determining deposit insurance assessments. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

ITEM 2. DESCRIPTION OF PROPERTY

     The Bank conducts its business from its main office and four branches. The main office is located in the center of Auburn, Alabama, in a 16,150 square foot building that is owned by the Bank. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank's operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces.

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

     The Bank's Winn-Dixie branch opened April 3, 1997, at the Winn Dixie supermarket in the Tiger Crossing Shopping Center on the south side of Auburn, Alabama. The Bank has a five year lease agreement for approximately 350 square feet of space in the supermarket. This branch offers the full line of the Bank's deposit and other services, except loans and safe deposit boxes.

     The Bank's Wal-Mart branch was opened August 19, 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 20 miles south of Auburn, Alabama. The Bank has a five year lease agreement for approximately 600 square feet of space in the Wal-Mart. This branch offers the full line of the Bank's deposit and other services, except loans and safe deposit boxes.

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

     The Bank also owns a two-story building located directly behind the main office. The first floor of this building is leased to unaffiliated third parties.

     The Company owns a commercial office building (the "Hudson Building") located across the street from the main office in downtown Auburn. The Hudson Building has two floors and a basement which contain approximately 14,395 square feet of leasable space. Approximately 73.2% of this building is available for rent by third-party tenants. The Bank occupies approximately 3,900 square feet, which includes a portion of the basement level used for storage and office space used to house certain bank functions. The Bank pays rent to the Company based on current market rates for such space.

     In 1994, the Bank acquired a piece of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank ("UST") containing petroleum products from the site. In March 1995, the Alabama Department of Environmental Management ("ADEM") requested that the Bank submit a Secondary Investigation Plan ("Secondary Investigation") as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy
R. Weston, Inc. ("Weston"), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM's Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. Quarterly groundwater monitoring will continue in 1999 as required by ADEM. Samples from the eight (8) existing monitoring wells will be collected and analyzed by Roy F. Weston, Inc. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 1999 will be approximately $9,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is listed on the Nasdaq SmallCap Market, under the symbol AUBN. As of February 26, 1999, there were approximately 3,924,573 shares of the Company's Common Stock issued and outstanding, which were held by approximately 450 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for Company's Common Stock as reported on the Nasdaq SmallCap Market.

                                     Closing                       Cash
                                      Price                     Dividends
                                 Per Share (1)(2)              Declared (2)
                            ---------------------------     -------------------
                                 High           Low
  1998
  First Quarter            $    19.67     $    12.77       $       0.04
  Second Quarter                24.00          18.17               0.05
  Third Quarter                 29.25          17.94               0.05
  Fourth Quarter                17.50          15.88               0.05

  1997
  First Quarter                  9.17           7.83               0.04
  Second Quarter                 8.67           7.67               0.04
  Third Quarter                  9.83           7.83               0.04
  Fourth Quarter                13.83          11.33               0.04
-------------

(1)  The price information represents actual transactions.

(2) The price information for 1997 and the first quarter of 1998 is restated to reflect the Company's three for one stock split in the form of a dividend in June 1998.

     On May 12, 1998, the Company's Board of Directors approved a three for one stock split effected in the form of a dividend payable on June 25, 1998 to shareholders of record on June 10, 1998. All share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding resulting from the stock split. Common stock and surplus have been restated also to reflect the stock split retroactively.

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

     The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company during the three years ended December 31, 1998, 1997 and 1996. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Summary

     Net earnings increased $359,000 (11.7%) to $3,439,000 during 1998 from $3,080,000 for the year ended December 31, 1997. Basic income per share was $0.88 and $0.79 for 1998 and 1997, respectively, an increase of 11.4%. Comparatively, net earnings during 1997 increased $327,000 (11.9%) from the 1996 total of $2,753,000, while basic income per share showed a similar increase of $0.09 per share for 1997 from a 1996 per share total of $0.70. The increase in net earnings for 1998 is attributable to higher net interest income and higher noninterest income offset by higher noninterest expense for the year. The increase in 1997 was due to higher levels of net interest income offset by lower noninterest income and higher noninterest expense compared to 1996. See "FINANCIAL CONDITION -- CAPITAL RESOURCES" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" tables.

     Total assets at December 31, 1998 and 1997 were $307,874,000 and $264,029,000, reflecting growth of $43,845,000 (16.6%). The Company's growth during 1998 resulted primarily from the growth in loans. Deposits grew $9,527,000 (4.3%) from $223,978,000 at year-end 1997 to $233,505,000 at year-end
1998. See "FINANCIAL CONDITION-DEPOSITS AND LOANS and LIQUIDITY."

Financial Condition

     Investment Securities

     Investment securities held to maturity were $8,094,000 and $14,364,000 at December 31, 1998 and 1997, respectively. This decline of $6,270,000 (43.7%) in 1998 resulted entirely from scheduled paydowns, calls and maturities. The securities available for sale portfolio was $63,586,000 and $40,446,000 at December 31, 1998 and 1997, respectively. This increase of $23,140,000 (57.2%) reflects purchases in the fourth quarter for approximately $10,000,000 to pre-refund callable U.S. government agency securities which the Bank expects will be called in the first quarter of 1999. In addition, proceeds from held-to-maturity securities that were called or matured during 1998 were shifted by management to available for sale securities to maintain flexibility in its liquidity planning. See "-- LIQUIDITY."

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

   The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

                                                                                       Amortized Cost
                                                                                        December 31,
                                                                         ------------------------------------------
                                                                          1998             1997               1996
                                                                         ------           ------             ------
                                                                                       (In thousands)
    Investment Securities Held to Maturity:
        U.S. government agency                                        $       --            3,216             2,028
        State and political subdivisions                                   1,585            1,479             1,470
        Mortgage-backed securities                                         6,509            9,470            13,663
        Collateralized mortgage obligations                                   --              199               535
        Other                                                                 --               --               207
                                                                      -----------        --------          --------
                Total investment securities
                    held to maturity                                  $    8,094           14,364            17,903
                                                                      ===========        ========          ========

     The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:

                                                                                   Cost and Unrealized Gain
                                                                                         December 31,
                                                                        ---------------------------------------------
                                                                         1998               1997                1996
                                                                        ------             ------              ------
                                                                                        (In thousands)
    Investment Securities Available for Sale:
        U.S. Government agency                                            17,340           12,097              17,873
        State and political subdivisions                                     883              498                 490
        Mortgage-backed securities                                        17,711            7,990                 363
        Collateralized mortgage obligations                               27,652           19,861              24,854
        Mutual funds                                                          --               --                 447
                                                                        --------         --------            --------
                Total investment securities
        available for sale                                           $    63,586           40,446              44,027
                                                                        ========         ========            ========

     At December 31, 1998, the Bank owned CMOs with a total amortized cost of $27,525,000. All of the CMOs are rated AAA. The CMOs are all backed by federal agency guaranteed mortgages, except for 2 issues in the amount of $427,000 which are privately issued mortgage pass-through certificates. Fair values for the private placement CMOs were estimated based on fair values for similar instruments.

     The MBS portfolio's total amortized cost of $24,140,000 at December 31, 1998, is a mixture of fixed rate mortgages, adjustable rate mortgages ("ARMs"), and securities with balloon payments. At the time of purchase, the Bank looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

     The following tables present the maturities and weighted average yields of investment securities at December 31, 1998:

                                                                                       Maturities of Held-to-Maturity
                                                                                           Investment Securities
                                                                                              Amortized Cost

                                                                                    After one          After five
                                                                   Within            through            through            After
                                                                  one year          five years          10 years          10 years
                                                                  --------          ----------          --------          --------
                                                                                             (In thousands)
State and political subdivision securities                        $     595                200               365               425
Mortgage-backed securities                                               21                184             4,780             1,524
                                                                  ---------         ----------           -------        ----------
      Total investment securities
        held to maturity                                          $     616                384             5,145             1,949
                                                                  =========           ========          ========          ========

                                                                             Weighted Average Yields of Held-to-Maturity
                                                                                       Investment Securities

                                                                                    After one          After five
                                                                   Within            through            through            After
                                                                  one year          five years          10 years          10 years
                                                                  --------          ----------          ---------         --------

State and political subdivision securities (1)                       6.91%              5.91%             5.30%              7.25%
Mortgage-backed securities                                           9.33%              6.84%             6.39%              6.87%
                                                              -----------            -------         ---------            -------
Total weighted average yield                                         7.00%              6.35%             6.31%              6.96%

(1) Weighted average yields have not been computed on a tax-equivalent basis.

                                                                                           Maturities of Available for Sale
                                                                                                Investment Securities
                                                                                                    Amortized Cost

                                                                                    After one          After five
                                                                                     through            through            After
                                                                                    five years          10 years          10 years
                                                                                    ----------          --------          --------
                                                                                                      (In thousands)
U.S. government agencies, excluding
    mortgage-backed securities                                                      $    9,985             7,041                --
State and political subdivision securities                                                  --               848                --
Mortgage-backed securities                                                                 145             2,646            14,839
Collateralized mortgage obligations                                                         --               555            26,970
                                                                                    ----------         ---------          --------
      Total investment securities
        available for sale                                                           $  10,130            11,090            41,809
                                                                                    ==========           =======         =========

                                                                                    Weighted Average Yields of Available for Sale
                                                                                                 Investment Securities

                                                                                      After one          After five
                                                                                       through            through            After
                                                                                      five years          10 years          10 years
                                                                                      ----------          ---------         --------
U.S. government agencies, excluding
    mortgage-backed securities                                                             6.34%              6.04%              --
State and political subdivision securities (1)                                               --               4.67%              --
Mortgage-backed securities                                                                 6.79%              6.11%            6.01%
Collateralized mortgage obligations                                                          --               8.66%            6.24%
                                                                                     ----------          ---------         --------
Total weighted average yield                                                               6.35%              6.08%            6.16%

(1) Weighted average yields have not been computed on a tax-equivalent basis.


     Loans

     Total loans, net of unearned income, were $218,687,000 at December 31, 1998, an increase of $33,194,000 (17.9%), over total loans, net of unearned income, of $185,493,000 at December 31, 1997. The primary growth during 1998 occurred in the real estate mortgage and commercial, financial and agricultural loan areas. The commercial, financial and agricultural portfolio increased $14,746,000 (31.8%) to $61,075,000 at December 31, 1998 compared to $46,329,000 at December 31, 1997. The increase was due primarily to increased demand for commercial credits. Commercial, financial and agricultural loans represented 27.9% and 25.0% of the total loans at December 31, 1998 and 1997, respectively.

     The real estate mortgage loan component of the loan portfolio increased $11,622,000 (10.2%) to $125,448,000 at December 31, 1998, over the 1997 balance of $113,826,000 and represented 57.3% of the total loan portfolio at December 31, 1998, as compared to 61.3% at December 31, 1997. This growth in real estate mortgage loans was attributable to the increase in commercial real estate mortgages of $9,399,000 (18.2%) combined with an increase in residential real estate mortgage loans of $2,223,000 (3.6%), reflecting lower rates to borrowers and strong demand in the Bank's market for those products.

     The respective increases in commercial real estate mortgage loans and commercial, financial and agricultural loans also reflects management's focus on balancing the composition of its loan portfolio by increasing the volume of loans in these categories.

     In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association ("FNMA") with the Bank retaining the servicing, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 1998, the Bank sold mortgage loans totaling approximately $24,662,000, to FNMA, with the Bank retaining the servicing, and sold mortgage loans, totaling approximately $5,899,000, to the mortgage servicing company, with servicing released. At December 31, 1998, the Bank was servicing loans totaling approximately $65,661,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See "- EFFECTS OF INFLATION AND CHANGING PRICES."

     The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

                                                                               Loan Portfolio Composition
                                                                                      December 31,
                                                              -------------------------------------------------------------
                                                              1998          1997           1996          1995          1994
                                                              ----          ----           ----          ----          ----
                                                                                      (In thousands)
Commercial, financial and agricultural                 $      61,075      46,329         39,213        35,800        32,443
Real estate - construction:
    Commercial                                                 8,112       3,172          3,572           945         1,076
    Residential                                                4,544       3,583          3,068         2,323         1,657
Real estate - mortgage:
    Commercial                                                61,113      51,714         42,827        33,593        33,517
    Residential                                               64,335      62,112         58,530        54,384        50,677
Consumer installment                                          19,523      18,620         14,600        13,583        21,168
                                                              ------      ------         ------        ------        ------
        Total loans                                    $     218,702     185,530        161,810       140,628       140,538

Less:
    Unearned income                                              (15)        (37)           (91)         (157)         (210)
    Allowance for loan losses                                 (2,808)     (2,125)        (2,094)       (2,012)       (2,100)
                                                            ---------   --------       --------      --------      --------
        Loans, net                                     $     215,879     183,368        159,625       138,459       138,228
                                                            ========    ========       ========      ========    ==========


     The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 1998:

                                                                                       Loan Portfolio Maturing

                                                                                     After one
                                                                   Within             through             After
                                                                  one year          five years         five years           Total
                                                                  --------          ----------         ----------           -----
                                                                                           (In thousands)
Commercial, financial and agricultural                      $       37,702              18,373             5,000            61,075
Real estate - construction                                          10,729               1,927                --            12,656
Real estate - mortgage                                              14,211              14,248            96,989           125,448
Consumer installment                                                 8,916              10,053               554            19,523
                                                                 ---------          ----------        ----------         ---------
        Total loans                                                 71,558              44,601           102,543           218,702
                                                                  ========            ========         =========          ========

Variable-rate loans                                                 28,117               8,314            76,270           112,701
Fixed-rate loans                                                    43,441              36,287            26,273           106,001
                                                                  --------            --------         ---------         ---------
        Total loans                                         $       71,558              44,601           102,543           218,702
                                                                  ========            ========         =========           ========

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

     Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Loan Committee are informed of the status of delinquent and "watch" or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Loan Committee as to loan charge-offs on a monthly basis.

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

     While it is the Bank's policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:


                                                                     Allowance for Loan Loss Activity for year ended
                                                                                       December 31,
                                                                                       ------------
                                                          1998            1997             1996            1995            1994
                                                          ----            ----             ----            ----            ----
                                                                                      (In thousands)
Balance at beginning of period                        $      2,125          2,094           2,012            2,100           2,264
Provision for loan losses                                      891            285              80               --             172
Charge-offs:
    Commercial, financial, and agricultural                     42            146              64               43              90
    Real estate                                                 --              1               1                1             164
    Consumer                                                   272            173             108              113             183
                                                               ---            ---             ---              ---             ---
        Total charge-offs                                      314            320             173              157             437
Recoveries:
    Commercial, financial and agricultural                       7             15             100                4               7
    Real estate                                                  2              3               5               28              34
    Consumer                                                    97             48              70               88              60
                                                                --             --              --               --              --
        Total recoveries                                       106             66             175              120             101
                                                               ---             --             ---              ---             ---

Net charge-offs (recoveries)                                   208            254             (2)               37             336
Other adjustments (1)                                           --             --              --             (51)              --
                                                                --             --              --             ----              --
Balance at end of period                              $      2,808          2,125           2,094            2,012           2,100
                                                             =====          =====           =====            =====           =====

Ratio of allowance for loan losses to loans
    outstanding, net of unearned discount                     1.28%          1.15%           1.29%            1.43%           1.50%
Ratio of allowance for loan losses
    to nonaccrual loans, renegotiated loans,
    and other nonperforming assets                           61.14%             --       1,957.01%        1,468.61%         156.72%
Ratio of net charge-offs (recoveries) to
    average loans outstanding, net of
    unearned income                                           0.10%          0.15%        (0.001)%            0.03%           0.26%

-----------------
(1) In conjunction with the sale of its credit card portfolio in 1995, the Bank reversed the portion of the allowance for loan losses that had been maintained to absorb losses on credit card lines.


     During 1998, the Company had loan charge-offs totaling $314,000 and recoveries of $106,000, as compared to $320,000 in charge-offs and recoveries of $66,000 in the prior year. Management believes that the $2,808,000 in allowance for loan losses at December 31, 1998, (1.28% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans. The substantial decrease in the ratio of the allowance for loan and lease losses to nonperforming assets between year-end 1997 and year-end 1998 was primarily due to the placement in nonaccrual status of the impaired loan relationship discussed below. Management's assessment of the credit quality of the loan portfolio during 1998 indicated deterioration of a $4.098 million commercial credit such that management's estimate of the necessary level of the allowance increased. This entire credit has been impaired and included in nonaccrual loans since July 1998. The relationship continues to be monitored as part of the Bank's overall credit administration procedures.

     While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has in place a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the determination of the specific and potential loss allowance for certain loans classified as problem credits and uses a three-year historical loss factor to determine the loss allocation for the remainder of the loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for particular problem loans where management has identified specific losses. Level II allowances are set aside to cover potential losses associated with problem loans which possess more than a normal degree of credit risk but where no specific losses have been identified. These loans have been criticized or classified by the Bank's regulators, external loan reviewers engaged by the Bank, or internally by management. The three-year historical loss factors, subject to certain minimums, for Level II problem loans are applied to the total Level II loans in determining the allocation. Level III is the allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents, readily marketable collateral, and portions of the portfolio that are partially covered by a U.S. Government or government agency guaranty. Adjustments are then made for local economic conditions. The allocation for Level III is determined by applying the historical loss factor, derived from the prior three years actual experience, to the adjusted outstanding balance for this classification. The Company is currently expanding its methodology to determine the adequacy of the allowance for loan losses by major loan types. This change is not expected to have a material adverse effect on the Company's consolidated financial condition or the results of operation.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"), which amends SFAS No. 114, with no material effect on its financial condition or results of operations. At December 31, 1998, the Company had approximately $4,098,000 of impaired loans, which included 3 loans to the same borrower with a total valuation allowance of approximately $564,000. This valuation allowance was established following an independent evaluation of a portion of the collateral securing all 3 loans. In comparison, at December 31, 1997, the Company had approximately $578,000 of impaired loans, which included 1 loan, totaling approximately $72,000 with a valuation allowance of approximately $49,000. No valuation allowance was deemed necessary for the remaining $506,000 of impaired loans in 1997. This increase in impaired loans in 1998 resulted mainly from the relationship mentioned previously.




     Nonperforming Assets

     Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

     Nonperforming assets were $4,897,000, $276,000, and $219,000 at December 31, 1998, 1997, and 1996, respectively. These levels represent an increase of $4,621,000 (1674.3%) for the year ended December 31, 1998, and an increase of $57,000 (26.0%) for the year ended December 31, 1997. The increase in 1998 is primarily due to the $4.078 million commercial loan relationship that is classified as impaired. The increase in 1997 is mainly due to a overdrawn checking account.

     An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

                                                                                       Nonperforming Assets
                                                                                           December 31,
                                                                                           ------------
                                                                 1998            1997          1996          1995           1994
                                                                 ----            ----          ----          ----           ----
                                                                                             (In thousands)
Nonaccrual loans                                             $   4,593              --          107             73             27
Renegotiated loans                                                  --              --           --             --             --
Other nonperforming assets (primarily
    other real estate)                                              --              --           --             64          1,313
Accruing loans 90 days or more past due                            304             276          112            133            120
                                                                   ---             ---          ---            ---            ---

        Total nonperforming assets                           $   4,897             276          219            270          1,460
                                                                 =====             ===          ===            ===          =====

Nonaccrual loans and renegotiated loans
    as a % of total loans, net of unearned income                2.10%              --        0.07%          0.05%          0.02%
Nonaccrual loans, renegotiated loans and other
nonperforming assets as a percentage of total
    loans, net of unearned income                                2.10%              --        0.07%          0.10%          0.95%
Nonperforming assets as a percentage of
    total loans, net of unearned income                          2.24%           0.15%        0.14%          0.19%          1.03%

     If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $183,000, $0, and $6,300 for the years ended December 31, 1998, 1997 and 1996 respectively. The amount of interest income earned and collected on nonaccrual loans which is included in net income was $33,000 for 1998, $0 for 1997 and $2,200 for 1996.


     Other Potential Problem Loans

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At December 31, 1998, the Company had identified 77 loans totaling approximately $2,654,000 or 1.2% of total loans, net of unearned income were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed.


     Deposits

     Total deposits increased $9,527,000 (4.3%) to $233,505,000 at December 31, 1998, as compared to $223,978,000 at December 31, 1997. Noninterest-bearing deposits were $34,724,000 and $32,638,000 while total interest-bearing deposits were $198,781,000 and $191,340,000 at December 31, 1998 and 1997, respectively.
This trend is the result of management's decision to maintain a competitive position in its deposit rate structure coupled with the Bank's marketing efforts to attract local deposits and fund its loan growth. At December 31, 1998, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 14.9%, while MMDAs, NOWs and regular savings made up approximately 31.9%, certificates of deposit under $100,000 comprised approximately 31.0%, and certificates of deposit and other time deposits of $100,000 or more comprised 22.2%. At December 31, 1997, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 14.6%, while

MMDAs, NOWs and regular savings made up approximately 37.1%, certificates of deposit under $100,000 comprised approximately 31.8%, and certificates of deposit and other time deposits of $100,000 or more comprised 16.5%.




     The composition of total deposits for the last three years is presented in the following table:


                                                                                        December 31,
                                               ------------------------------------------------------------------------------------
                                                        1998                         1997                          1996
                                                        ----                         ----                          ----
                                                          % Change                       % Change                        % Change
                                                          from prior                     from prior                      from prior
                                               Amount      year end        Amount         year end         Amount         year end
                                               ------     ----------       ------        ----------        ------        ----------
                                                                               (Dollars in thousands)
Demand deposits                             $  34,724        6.39%          32,638         14.89%          28,407           11.44%
Interest bearing deposits:
  NOWs                                         21,606       (3.64)%         22,423         11.62%          20,089          (13.48)%
  MMDAs                                        42,271      (16.59)%         50,678         18.81%          42,656           66.35%
  Savings                                      10,536        3.12%          10,217         (0.39)%         10,257           (0.37)%
  Certificates of deposit
     under $100,000                            72,425        1.81%          71,136         (4.49)%         74,477           (3.78)%
  Certificates of deposit and
     other time deposits of
     $100,000 and over                         51,943       40.82%          36,886         (9.68)%         40,841           71.95%
                                               ------       ------         -------         ------         -------          ------
  Total interest bearing deposits             198,781        3.89%         191,340         16.04%         188,320          17.47%
                                              -------        -----         -------         ------         -------          ------
      Total deposits                        $ 233,505        4.25%         223,978          3.35%         216,727          16.64%
                                              =======        =====         =======          =====         =======          ======


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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                         Year Ended December 31,
                                                            -----------------------------------------------
                                                                                  1998
                                                            -----------------------------------------------
                                                                 Average                         Yield/
        ASSETS                                                   Balance         Interest         Rate
---------------------                                            =======         ========         ====
                                                                          (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income (1)                       $      200,230          17,468        8.72%
    Investment securities:
        Taxable                                                     59,450           3,787        6.37%
        Tax-exempt (2)                                               1,875             164        8.76%
                                                            -------------------------------
                Total investment securities                         61,325           3,951        6.44%
    Federal funds sold                                               4,200             236        5.62%
    Interest bearing deposits with other banks                       1,589             120        7.55%
                                                            -------------------------------
                Total interest earning assets                      267,344          21,775        8.14%
Allowance for loan losses                                           (2,437)
Cash and due from banks                                              7,997
Premises and equipment                                               3,481
Rental property, net                                                 1,795
Other assets                                                         4,863
                                                            ----------------
                Total Assets                               $       283,043
                                                            ================

         LIABILITIES & STOCKHOLDERS' EQUITY
--------------------------------------------------------

Interest bearing liabilites:
    Deposits:
        Demand                                             $        20,646             428        2.07%
        Savings and Money Market                                    58,461           2,531        4.33%
        Certificates of deposits less than $100,000                 71,616           4,411        6.16%
        Certificates of deposit and other time
            deposits of $100,000 or more                            42,685           2,187        5.12%
                                                            -------------------------------
            Total interest bearing deposits                        193,408           9,557        4.94%
    Federal funds purchased and securities sold under
        agreements to repurchase                                     4,554             226        4.96%
    Other short term borrowings                                          0               0        0.00%
    Other borrowed funds                                            24,935           1,402        5.62%
    Employee stock ownership plan debt                                  57               4        7.02%
                                                            -------------------------------
            Total interest bearing liabilities                     222,954          11,189        5.02%
Noninterest bearing demand deposits                                 30,292
Accrued expenses and other liabilities                               1,737
Stockholders' equity                                                28,060
                                                            ---------------
            Total liabilities and stockholders' equity     $       283,043
                                                            ===============
Net Interest Income                                                                $10,586
                                                                           ================
Net Yield on Total Interest Earning Assets                                                        3.96%
                                                                                           =============

                                                                        Year Ended December 31,
                                                            -----------------------------------------------
                                                                                  1997
                                                            -----------------------------------------------
                                                                 Average                         Yield/
        ASSETS                                                   Balance         Interest         Rate
---------------------                                            =======         ========         ====
                                                                          (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income (1)                              172,742          15,323        8.87%
    Investment securities:
        Taxable                                                     59,829           3,933        6.57%
        Tax-exempt (2)                                               2,031             188        9.28%
                                                            -------------------------------
                Total investment securities                         61,860           4,121        6.66%
    Federal funds sold                                               6,778             388        5.72%
    Interest bearing deposits with other banks                       1,446              81        5.60%
                                                            -------------------------------
                Total interest earning assets                      242,826          19,913        8.20%
Allowance for loan losses                                           (2,151)
Cash and due from banks                                              7,652
Premises and equipment                                               3,597
Rental property, net                                                 1,859
Other assets                                                         3,879
                                                            ---------------
                Total Assets                                       257,662
                                                            ===============

                LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------------------------
Interest bearing liabilities:
  Deposits:
        Demand                                                      20,143             426        2.11%
        Savings and Money Market                                    59,098           2,660        4.50%
        Certificates of deposits less than $100,000                 71,933           4,495        6.25%
        Certificates of deposit and other time
            deposits of $100,000 or more                            37,808           1,952        5.16%
                                                            -------------------------------
            Total interest bearing deposits                        188,982           9,533        5.04%
    Federal funds purchased and securities sold under
        agreements to repurchase                                     2,868             148        5.16%
    Other short term borrowings                                         94               9        9.57%
    Other borrowed funds                                            11,160             645        5.78%
    Employee stock ownership plan debt                                 113               8        7.08%
                                                            -------------------------------
            Total interest bearing liabilities                     203,217          10,343        5.09%
Noninterest bearing demand deposits                                 27,941
Accrued expenses and other liabilities                               2,070
Stockholders' equity                                                24,434
                                                            ---------------
            Total liabilities and stockholders' equity             257,662
                                                            ===============
Net Interest Income                                                                 $9,570
                                                                           ================
Net Yield on Total Interest Earning Assets                                                        3.94%
                                                                                           =============

                                                                       Year Ended December 31,
                                                            -----------------------------------------------
                                                                                  1996
                                                            -----------------------------------------------
                                                                 Average                         Yield/
        ASSETS                                                   Balance         Interest         Rate
---------------------                                            =======         ========         ====
                                                                          (Dollars in thousands)
Interest Earning Assets:
    Loans, net of unearned income (1)                              150,356          13,067        8.69%
    Investment securities:
        Taxable                                                     61,814           4,075        6.59%
        Tax-exempt (2)                                               1,861             180        9.72%
                                                            -------------------------------
                Total investment securities                         63,675           4,255        6.68%
    Federal funds sold                                               6,249             337        5.39%
    Interest bearing deposits with other banks                          25               2        8.00%
                                                            -------------------------------
                Total interest earning assets                      220,305          17,661        8.02%
Allowance for loan losses                                           (2,055)
Cash and due from banks                                              7,207
Premises and equipment                                               3,530
Rental property, net                                                 1,954
Other assets                                                         2,905
                                                            ---------------
                Total Assets                                       233,846
                                                            ===============

         LIABILITIES & STOCKHOLDERS' EQUITY
------------------------------------------------------

Interest bearing liabilites:
    Deposits:
        Demand                                                      20,042             414        2.07%
        Savings and Money Market                                    42,219           1,680        3.98%
        Certificates of deposits less than $100,000                 75,139           4,998        6.65%
        Certificates of deposit and other time
            deposits of $100,000 or more                            28,972           1,592        5.49%
                                                            -------------------------------
            Total interest bearing deposits                        166,372           8,684        5.22%
    Federal funds purchased and securities sold under
        agreements to repurchase                                     7,784             425        5.46%
    Other short term borrowings                                        602              30        4.98%
    Other borrowed funds                                             9,003             513        5.70%
    Employee stock ownership plan debt                                 171              12        7.02%
                                                            -------------------------------
            Total interest bearing liabilities                     183,932           9,664        5.25%
Noninterest bearing demand deposits                                 26,131
Accrued expenses and other liabilities                               1,896
Stockholders' equity                                                21,887
                                                            ---------------
            Total liabilities and stockholders' equity             233,846
                                                            ===============
Net Interest Income                                                                 $7,997
                                                                           ================
Net Yield on Total Interest Earning Assets                                                        3.63%
                                                                                           =============

====================
(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

     The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1998:

                                       Maturities of Time Deposits over $100,000
                                                  December 31, 1998
                                                  -----------------
                                                   (In thousands)

Three months or less.......................      $       25,276
After three within six months..............               7,203
After six within twelve months.............               4,563
After twelve months........................              14,901
                                                     ----------
    Total..................................      $       51,943
                                                     ==========

Weighted Average rate on time deposits
    of $100,000 or more at period-end......               5.40%


Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.


                              Maximum                                                                            Weighted
     Year ended           Outstanding at           Average           Interest Rate           Ending          Average Interest
     December 31           any Month-end           Balance            During Year           Balance          Rate at Year-end
     -----------           -------------           -------            -----------           -------          ----------------
                                                     (Dollars in thousands)
        1998                  $12,944               $4,554               4.96%               $12,944               4.99%
        1997                    8,516                2,962               5.30%                 1,274               5.29%
        1996                   12,774                8,386               5.42%                 5,856               5.13%

(1) Consists of federal funds purchased; treasury, tax and loan; securities sold under agreements to repurchase; and borrowings from the FHLB-Atlanta that mature either overnight or on a fixed maturity not to exceed three months.

     Capital Resources

     The Company's consolidated stockholders' equity was $28,943,000 and $26,047,000 at December 31, 1998 and 1997, respectively, an increase of $2,896,000 (11.1%) since year end 1997. The Company has funded its capital growth primarily through retained earnings since its early 1995 sale of common stock that raised approximately $1,234,000 of net proceeds to the Company.

     On May 12, 1998, the Company's Board of Directors approved a three for one stock split effected in the form of a dividend payable on June 25, 1998 to shareholders of record on June 10, 1998. All share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding resulting from the stock split. Common stock and surplus have been restated also to reflect the stock split retroactively.

     During 1998, cash dividends of $759,000 or $0.19 per share, were declared on the Common Stock as compared to $627,000, or $0.16 per share, in 1997, representing an increase of $132,000 (21.1%). The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is vital to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See "SUPERVISION AND REGULATION."

     Certain financial ratios for the Company for the last three years are presented in the following table:

                                                       Equity and Asset Ratios
                                                            December 31,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    --------  --------  --------

   Return on average assets                           1.22%      1.20%    1.18%
   Return on average equity                          12.26%     12.61%   12.58%
   Common dividend payout ratio                      21.59%     20.25%   20.00%
   Average equity to average asset ratio              9.91%      9.48%    9.36%

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject. See "SUPERVISION AND REGULATION."

     The following table sets forth the Bank's actual capital levels and the related required capital levels at December 31, 1998:

                                       Actual                       Required
                                      Capital        Actual         Capital       Required
                                       Amount        Ratio           Amount        Ratio
                                       ------        -----           ------        -----
Tier 1 Risk-Based Capital       $     26,173        12.33%         $ 12,213   greater than or equal to 4%
Leverage Capital                      26,173         8.57%            8,495   greater than or equal to 4%
Total Qualifying Capital              28,829        13.58%           16,988   greater than or equal to 8%

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" for the Company consists of items recorded directly in stockholder's equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Effective January 1, 1998, the Company also adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not have any segments other than banking that are considered material.


     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS No. 133 on the Company's financial statements upon adoption.

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

     Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB-Atlanta's advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. The Bank has a current line of credit of $40,000,000. This line is collateralized by a blanket lien against its one to four family residential mortgage loans. At December 31, 1998, the Bank had credit available from FHLB-Atlanta of $9,242,000, and had $30,758,000 in advances drawn down.

     Overall, net cash provided from financing activities increased $37,896,000 (1576.4%) to $40,300,000 during 1998 from the previous year's total of $2,404,000. Net cash provided by operating activities decreased $718,000 (18.5%) to $3,174,000 from $3,892,000 for the year ended December 31, 1998. $48,878,000 of cash was used in investing activities during 1998.

     The Company depends mainly on dividends, management fees and lease payments from the Bank, for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $385,000, $697,000, and $265,000 in cash dividends for 1998, 1997, and 1996 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to a third party vendor. The Bank paid the Company $314,000 and $295,000 in management fees and $187,000 and $187,000 in lease payments for the years ended December 31, 1998 and 1997, respectively. These funds were used to pay operating expenses and fund dividends to the Company's shareholders. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each Subsidiary based on their individual tax positions as if each entity filed a separate tax return.

     Management has made the decision to allow the Bank's capital position to grow to support its growth in capital adequacy.

     Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed a plan to resolve the mission critical modifications necessary in order to be prepared for the new millennium. The Company has reviewed both information technology (IT) systems and non-IT systems. All mission critical systems have been upgraded, as needed, and tested. The majority of the remaining systems have been tested, however, final modifications are expected to be completed by June 30, 1999. The Company has received certification of Year 2000 compliance from their critical vendors used in the major operations of the Company. The Company has followed the Federal Reserve guidelines for preparing for Year 2000. The Company also reports quarterly to its Board of Directors the progress of the Year 2000 project. Accordingly, the Company does not expect the Year 2000 issue to pose any significant operational problems and has not discovered any Year 2000 problems with significant counter-parties that it believes will have material effect on the financial position or results of operations of the Company. However, the Company has not fully evaluated the effect of any Year 2000 problems on its loan and deposit customers. No assurance can be given that potential Year 2000 problems of those with whom the Company does business will not occur, and if they occur, that the consequences to the Company will not be material.

     The total cost of the Year 2000 project is estimated not to exceed $250,000, of which $100,750 was expensed through 1998, and is estimated to be funded through operating cash flows. Contingency Plans have been developed to ensure direction in the event a non-compliant system or component is detected. The Company currently has in place a disaster recovery plan. A business resumption plan and a remediation plan have been developed based upon certain circumstances. Part of the business resumption plan includes an agreement with a third-party vendor which would enable the Bank to use the third-parties' computer systems as a worst case scenario. These plans will provide the Company direction in the event an unforeseen circumstance arises due to the Year 2000. The Bank has held Y2K Customer Awareness Seminars, mailed Y2K information to all customers, requested copies of the status of loan customers' Y2K plan and examined all large loan customers for potential impacts on the customer's creditworthiness. All plans will be finalized and implemented by September 30, 1999.

     Interest Rate Sensitivity Management

     An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap ("GAP"). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank's balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 5.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, the Bank's net interest income at December 31, 1998, would decrease approximately 1.39% in a rising rate environment and increase approximately 1.57% in a falling rate environment. Interest rate scenario models are prepared on the Bank's Balance Sheet Information System created by Darling Consulting Group.

     For purposes of measuring interest rate sensitivity, Company management assumes that the asset and liability balances remain constant over the 12-month period. Deposit withdrawals are only considered in measuring liquidity. Although demand and savings accounts are subject to immediate withdrawal, all passbook savings and regular NOW accounts are reflected to reprice in over 5 years due to their historically stable volume and limited repricing. High balance MMDAs and NOW accounts are considered volatile and, as such, are shown as repricing in 1-3 months. Certificates of deposits are spread according to their contractual maturity. Investment securities and loans reflect either the contractual maturity, call date, repricing date, or in the case of mortgage related products, a market prepayment assumption.

                                                                          Interest Sensitivity Analysis
                                                                                                             Over Five
                                                                    One to      Four to          One to      Years and
                                                                    Three        Twelve            Five       Non-rate
December 31, 1998                                  Immediate        Months       Months           Years      Sensitive       Total
                                                   ---------        ------       ------           -----      ---------      -------
                                                                                (In thousands)
Earning Assets:
   Loans, net of unearned                         $   42,778        24,157       32,737         100,122         18,893      218,687
   Taxable investment securities                          --         1,232        1,078           3,193          1,431        6,934
   Tax-exempt investment securities                       --           255           80             431            394        1,160
   Investment securities available for sale               --         6,669        7,324          25,677         23,359       63,029
   Federal funds sold and securities
      purchased under agreements to resell               260            --           --              --             --          260
   Interest bearing deposits with other banks            134            --           --              --             --          134
                                                     --------     --------     --------       ---------      ---------     --------
      Total earning assets                            43,172        32,313       41,219         129,423         44,077      290,204
                                                     -------      --------     --------       ---------      ---------     --------
Interest bearing liabilities:
   Demand deposits                                        --         1,829           --              --         54,502       56,331
   Savings and Money Market                               --        42,270           --              --         10,536       52,806
   Certificates of deposit less than $100,000             --        32,286       22,131          18,007             --       72,424
   Certificates of deposit and other
      time deposits of $100,000 or more                   --        24,862       11,766          15,316             --       51,944
   Federal funds purchased and securities
      sold under agreements to repurchase                 --        12,944           --             --              --        12,944

   Other short-term borrowings                            --            --           --              --             --           --
   FHLB and other borrowings                              --            24           72          10,537         20,367       31,000
                                                   ---------      --------      -------        --------        -------     --------
      Total interest bearing liabilities                  --       114,215       33,969          43,860         85,405      277,449

Interest sensitivity gap                              43,172       (81,902)       7,250          85,563        (41,328)      12,755
                                                   ---------      ---------     -------        --------        -------     ========
Cumulative interest sensitivity gap               $   43,172       (38,730)     (31,480)         54,083         12,755
                                                   =========      =========     ========       ========        =======

     The interest sensitive assets at December 31, 1998, that reprice or mature within 12 months were $116,704,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $148,184,000. At December 31, 1998, the 12 month cumulative GAP position, including the effect of off-balance sheet items, was a negative $31,480, resulting in a GAP ratio of 79.0%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period.

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

     The Bank's Asset Liability Management Policy states that establishing limits on interest rate swaps, caps, and floors can be somewhat confusing or misleading since the notional amount by which these instruments are expressed is never exchanged between counterparties and therefore is not "at risk." Furthermore, since they represent off-balance sheet tools used by ALCO to manage imbalances in the Bank's balance sheet in a prudent and cost effective manner, the appropriate volume of swaps for the Bank is not static; it changes with elements such as the economic environment, the capital position, and the ability to efficiently replicate hedging actions in the cash markets. The Bank endeavors to limit outstanding notional value of off-balance sheet contracts executed for purposes of managing net interest income to 25% of total assets as reported in the most recent quarterly call report. Notional value of off-balance sheet contracts executed with one counterparty are limited to 10% of total assets as reported in the Bank's most recent quarterly call report.

     The following table presents the Company's interest rate swaps and floors position as of December 31, 1998:

                                                                                                                           Weighted
                                                                                                                           Average
                                                                                                     Weighted             Remaining
                                                Notional       Carrying       Estimated          Average Rate (1)             Life
                                                 Amount          Value        Fair Value           Received Paid            (Years)
                                                 ------          -----        ----------           -------------            -------
                                                     (Dollars in thousands)
Swaps:
   Receive fixed:
      One year or less                             10,000            --             41           6.42%          5.88%         0.25

Floors
   Purchased
      Over two years through five years            10,000             6             20             --             --          1.25
      Over two years through five years            10,000            17            106           6.00%            --          1.25
                                               ----------            --            ---
                                               $   30,000          $ 23          $ 167
                                               ==========          =====         =====

     ----------------
(1) The weighted average rates received/paid are shown only for swaps and floors for which net interest amounts were receivable or payable at the end of each period. For floors when the index rate has not been reached, no rate is shown. Interest rates on variable rate derivative products held by the Bank are derived from the 3 month LIBOR rate.

     As part of its overall interest rate risk management activities, the Company utilizes off-balance sheet derivatives to modify the repricing characteristics of on-balance sheet assets and liabilities. The primary instruments utilized by the Company are interest rate swaps and interest rate floor and cap agreements. The fair values of these off-balance sheet derivative financial instruments are based on dealer quotes and third party financial models. See "Results of Operations - Net Interest Income."

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

     Effects of Inflation and Changing Prices

     Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce the Company's volume of such activities and the income from the sale of residential mortgage loans in the secondary market.


Results of Operations

     Net Income

     Net income increased $359,000 (11.7%) to $3,439,000 during 1998 from $3,080,000 for the year ended December 31, 1997. Basic income per share was $0.88 and $0.79 for 1998 and 1997, respectively, an increase of 11.4%. Comparatively, net income during 1997 increased $327,000 (11.9%) from the 1996 total of $2,753,000, while basic income per share showed a similar increase of $0.09 per share for 1997 from a 1996 per share total of $0.70.

     The increase in net income for 1998 is attributable to higher net interest income and noninterest income offset by a higher noninterest expense. The increase in 1997 was due to higher net interest income offset by lower noninterest income and higher noninterest expense for the year.


     Net Interest Income

     Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company's earnings. Net interest income was $10,531,000 for the year ended December 31, 1998. This increase of $1,024,000 (10.8%) over 1997 is due to the increase in average interest earning assets during 1998 and an increase in the net yield on total interest earning assets of 2 basis points to 3.96%.

     Net interest income for 1997 was $9,507,000, $1,570,000 (20.0%) higher than 1996 net interest income of $7,937,000. This increase over 1996 is due to the increase in average interest earning assets during 1997 and an increase in the net yield on total interest earning assets of 31 basis points to 3.94%.

     The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in net interest income of $93,194, $43,525 and $6,000 during 1998, 1997 and 1996, respectively. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See "-- INTEREST RATE

SENSITIVITY MANAGEMENT", the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table appearing elsewhere herein and the "RATE/VOLUME VARIANCE ANALYSIS" tables immediately following.

                                                            Rate/Volume Variance Analysis
             Taxable-Equivalent Basis (1)(2)                                                 Change Due to
                 Years Ended December 31,                         Net                                              Rate/
                  1998 Compared to 1997                         change              Rate             Volume        volume
                                                                ------              ----             ------        ------
                                                                                             (In thousands)
Earning Assets:
   Loans, net of unearned income                            $    2,145               (293)           2,398             40
   Investment securities:
      Taxable                                                     (146)              (121)             (24)            (1)
      Tax-exempt                                                   (24)               (10)             (13)            (1)
                                                                   ----               ----             ----            ---
         Total investment securities                              (170)              (131)             (37)            (2)
   Federal funds sold                                             (152)                (4)            (145)            (3)
   Interest bearing deposits with other banks                       39                 31               11             (3)
                                                                 -----               -----           -----            ----
         Total earning assets                               $    1,862               (397)           2,227             32
                                                                 =====               =====           =====            ====

Interest bearing liabilities:
   Deposits:
     Demand                                                 $        2                 (9)              11             --
     Savings                                                      (129)              (100)             (28)            (1)
     Certificates of deposit less than $100,000                    (84)               (64)             (20)            --
     Certificates of deposit and other time
       deposits of $100,000 or more                                235                (17)             250              2
                                                                   ---                ----             ---              -
         Total interest bearing deposits                            24               (190)             213              1

   Federal funds purchased and securities sold
      under agreements to repurchase                                78                 (8)              83             (3)
   Other short term borrowings                                      (9)                --               --             (9)
   Other borrowed funds                                            753                (42)             772             23
                                                                   ---                ----             ---             --
       Total interest bearing liabilities                   $      846               (240)           1,068             18
                                                                   ===               =====           =====             ==

-------------
(1) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.

                                                                  Rate/Volume Variance Analysis
             Taxable-Equivalent Basis (1)(2)                                           Change Due to
                 Years Ended December 31,                        Net                                                   Rate/
                  1997 Compared to 1996                        change              Rate             Volume             volume
                                                               ------              ----             ------             ------
                                                                                       (In thousands)
Earning Assets:
   Loans, net of unearned income                            $     2,256                310            1,986                 (40)
   Investment securities:
      Taxable                                                      (142)               (11)            (131)                 --
      Tax-exempt                                                      8                 (9)              16                   1
                                                                      -                 ---              --                   -
         Total investment securities                               (134)               (20)            (115)                  1
   Federal funds sold                                                51                 22               31                  (2)
   Interest bearing deposits with other banks                        79                (35)              80                  34
                                                                     --                ----              --                  --
         Total earning assets                               $     2,252                277            1,982                  (7)
                                                                  =====                ===            =====                  ===

Interest bearing liabilities:
   Deposits:
     Demand                                                 $        12                 10                2                  --
     Savings                                                        980                308              760                 (88)
     Certificates of deposit less than $100,000                    (503)              (290)            (200)                (13)
     Certificates of deposit and other time
       deposits of $100,000 or more                                 360               (126)             457                  29
                                                                    ---               -----             ---                  --
         Total interest bearing deposits                            849                (98)           1,019                 (72)

   Federal funds purchased and securities sold
      under agreements to repurchase                               (277)                (9)            (253)                (15)
   Other short term borrowings                                      (21)                 4              (48)                 23
   Other borrowed funds                                             128                  8              121                  (1)
                                                                    ---                  -              ---                  ---
       Total interest bearing liabilities                   $       679                (95)             839                 (65)
                                                                    ===                ====             ===                 ====

-------------
(1) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.

     Interest Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $21,720,000, $19,849,000, and $17,601,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Average interest earning assets increased $24,518,000 (10.0%) during 1998, $22,521,000 (10.2%) during 1997, and $18,831,000 (9.4%) during 1996, while the fully taxable equivalent yields on average earning assets decreased 6 basis points in 1998 after increasing 18 basis points in 1997 and decreasing 4 basis points in 1996. The combination of these factors resulted in increases in interest income of $1,871,000 (9.4%), $2,248,000 (12.8%) and $1,439,000 (8.9%)
during 1998, 1997 and 1996, respectively. See "--CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" and THE "RATE/VOLUME VARIANCE ANALYSIS" tables.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $17,468,000, $15,323,000, and $13,067,000 for the years ended
December 31, 1998, 1997, and 1996, respectively. These levels reflected increases of $2,145,000 (14.0%) during 1998, $2,256,000 (17.3%) during

1997, and $949,000 (7.8%) during 1996 due to increases in the average volume outstanding on loans over the past three years. While the level of average balances has grown to $200,230,000 in 1998 from $172,742,000 and $150,356,000 for 1997 and 1996, respectively, the fully taxable equivalent yield on loans decreased 15 basis points to 8.72% in 1998, and increased 18 basis points to 8.87% in 1997 from the 1996 average yield of 8.69%.

     Interest income on investment securities decreased $161,000 (4.0%) to $3,896,000 in 1998, following a decrease of $138,000 (3.3%) to $4,057,000 in
1997 and an increase of $500,000 (13.5%) to $4,195,000 in 1996. The 1998 decrease was due to the combination of a $535,000 decrease in average volume outstanding and a 22 basis point decrease in the fully taxable equivalent yield over 1997 levels. The 1997 decrease was due to the combination of a $1,815,000 decrease in average volume outstanding and a 2 basis point decrease in the fully taxable equivalent yield over 1996 levels. The fully taxable equivalent yields on investment securities were 6.44% in 1998, 6.66% in 1997, and 6.68% in 1996. See "FINANCIAL CONDITION--INVESTMENT SECURITIES."

     Interest Expense

     Total interest expense was $11,189,000, $10,343,000 and $9,664,000 for the years ended December 31, 1998, 1997 and 1996 respectively, representing increases of $846,000 (8.2%), $679,000 (7.0%) and $806,000 (9.1%) during 1998,
1997, and 1996, respectively. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $222,954,000 in 1998 from $203,217,000 in 1997 and $183,932,000 in
1996. The rates paid on these liabilities decreased 7 basis points in 1998 to 5.02% after decreasing 16 basis points to 5.09% during 1997, and decreasing 3 basis points to 5.25% during 1996.

     Interest on deposits, the primary component of total interest expense, increased $24,000 to $9,557,000 (0.3%) during 1998 from $9,533,000 in 1997, which in turn represents a $849,000 (9.8%) increase from the 1996 level of $8,684,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 1998 level of $193,408,000 as compared to $188,982,000 in 1997 and $166,372,000 in 1996. The 1998 increase is attributable to growth in certificates of deposit over $100,000 accounts in the normal course of business, while the 1997 increase was due to new deposit growth in money market deposit accounts also in the normal course of business. The average rates paid on interest-bearing deposits were 4.94%, 5.04%, and 5.22% for 1998, 1997, and 1996, respectively.

     Interest expense on borrowed funds, including both short term borrowings and other borrowed funds, was $1,406,000 in 1998, $662,000 in 1997, and $555,000
in 1996. These levels represent an increase of $744,000 (112.4%) during 1998, an increase of $107,000 (19.3%) during 1997, and a decrease of $95,000 (14.6%)
during 1996. The increase in 1998 is primarily due to increases in FHLB advances of $19,882,000 compared to 1997.

     Provision for Loan Losses

     During 1998, the Company made a total provision for loan losses of $891,000 based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. During 1997 and 1996, the Company made total provisions for loan losses of $285,000 and $80,000, respectively. See "FINANCIAL CONDITION -- ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."


     Noninterest Income

     Noninterest income increased $408,000 (19.7%) to $2,479,000 for the year ended December 31, 1998, from the 1997 total of $2,071,000, which in turn represented a decrease of $337,000 (14.0%) from the total of $2,408,000 for 1996.

     Service charges on deposit accounts increased $113,000 (13.1%) during 1998 and $64,000 (8.0%) in 1997 both primarily due to increases in nonsufficient funds and overdraft charges.

     During 1998, the Company experienced net gains of $14,000 on the sale, in the ordinary course of business, of investment securities available for sale, as compared to net losses of $60,000 in 1997 and net gains of $26,000 in 1996. See "FINANCIAL CONDITION - INVESTMENT SECURITIES."

     Other noninterest income increased $222,000 (17.6%) to $1,487,000 in 1998 from $1,265,000 in 1997. Comparatively, the 1997 total represented a decrease of $316,000 (20.0%) from $1,581,000 in 1996. The increase in 1998 was due to a
$81,000 increase in Mastercard/VISA income mainly due to one merchant, a $64,000 increase in stock dividends resulting from additional shares purchased in Southeastern Bankcard Association, Inc. and FHLB Atlanta stock, offset by a $34,000 decrease in lease income due to lease expirations. The decrease in 1997 was due to a $30,000 decrease in rental income, an $18,000 increase in ATM transaction fees and a $151,000 decrease in dividends from other companies primarily due to the one time dividend of $150,000 paid in 1996 in connection with the sale of Alert. See "Item 1 - Business - Services"

     Noninterest Expense

     Total noninterest expense was $6,838,000 for 1998, $6,385,000 for 1997, and $6,007,000 for 1996 reflecting an increase of $453,000 (7.1%) for 1998, an increase of $378,000 (6.3%) for 1997 and a decrease of $412,000 (6.4%) for 1996.

     Salaries and benefits increased $94,000 (3.0%) to $3,237,000 for the year ended December 31, 1998, and increased $202,000 (6.9%) to $3,143,000 for the year ended December 31, 1997, from the 1996 total of $2,941,000. At December 31, 1998, the Company had 108 full-time equivalent employees, an increase of 4 over the level at December 31, 1997. At December 31, 1997, the Company had 104 full-time equivalent employees, an increase of 2 over the level at December 31, 1996. The salary and benefit increases for 1998 and 1997 were primarily due to new hires and merit raises and the cost of benefits associated with such increases.

     Net occupancy expense was $1,022,000, $972,000, and $817,000 for 1998, 1997
and 1996, respectively, representing increases of $50,000 (5.1%) in 1998 and $155,000 (19.0%) in 1997 over the previous year's levels. The 1998 increase resulted primarily from a $17,000 increase in furniture and equipment depreciation due to the opening of the Wal-Mart branch, a $16,000 increase in real estate rentals of the Wal-Mart branch, and a $16,000 increase in lease payments for furniture and equipment due new leases on computer equipment. The 1997 increase resulted primarily from a $30,000 increase in property taxes, a $24,000 increase in furniture and equipment depreciation, a $18,000 increase in service contract expense, a $43,000 increase in leases payments due to the new Winn Dixie branch and a $40,000 increase in equipment lease payments.

     Other noninterest expense was $2,578,000 for 1998, $2,270,000 for 1997, and $2,250,000 for 1996. These levels represent an increase of $308,000 (13.6%) in 1998 and an increase of $20,000 (0.9%) in 1997 over the respective previous years. The 1998 increase resulted from a $54,000 increase in loan expenses, including legal, loan review and administration, primarily related to the $4.078 million commercial loan classified as impaired, a $106,000 increase in Mastercard/VISA expense due to the merchant mentioned above, a $44,000 increase in ATM expense due to increases in ATM rent and courier expenses, a $37,000 increase in network expenses due to the Visa Checkcard that was launched in 1998, a $99,000 increase in professional fees due to management's development of a strategic plan, a $20,000 increase in director's fees due to an increase in board meeting fees, offset by a $27,000 decrease in computer software expense due to fully amortized software, a $37,000 decrease in personnel, education and training and a $37,000 decrease in marketing expense due to 1997 expenses for the Winn Dixie branch opening and promotion for the Visa Checkcard.

     The 1997 increase resulted from a $40,000 increase in electronic services due to Mastercard/Visa processing expenses and ATM expenses, a $25,000 increase in FICO assessments, $70,000 decrease in professional fees mainly due to expenses in 1996 to set up the dividend reinvestment plan, and a $28,000 increase in marketing expenses due to the Winn Dixie branch opening and the promotion of the Checkcard. See "SUPERVISION AND REGULATION-FDIC INSURANCE ASSESSMENTS."

        Income Taxes

        The Company's income tax expense was $1,842,000, $1,828,000, and $1,505,000 in 1998, 1997 and 1996, respectively. These levels represent an effective tax rate on pre-tax earnings of 34.9% for 1998, 37.2% for 1997, and 35.3% for 1996. Details of the tax provision for income taxes are included in
Note 10, "Income Tax Expense" in the Notes to the Consolidated Financial Statements included elsewhere herein.


ITEM 7. FINANCIAL STATEMENTS

     See pages 38 to 72.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by this item is set forth under the heading "Information about Nominees for Directors" on Pages 2 through 4 and under the heading "Executive Officers" on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on May 11, 1999, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

     Information required by this item is set forth under the heading "Meetings and Committees of the Board of Directors" on Pages 4 and 5 and under the heading "Summary Compensation of Executive Officers" on Pages 6 and 7 of the definitive proxy statement for the Company's Annual Meeting to be held on May 11, 1999, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth under the heading "Information about Nominees for Directors" on Pages 2 through 4 of the definitive proxy statement for the Company's Annual Meeting to be held on May 11, 1999, and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth under the heading "Certain Transactions and Business Relationships on Page 8 of the definitive proxy statement for the Company's Annual Meeting to be held on May 11, 1999, and is incorporated herein by reference.

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

21.  Subsidiaries of Registrant

23.  Consent of Accountants

27.  Financial Data Schedule


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


                    With Independent Auditors' Report Thereon

                          Independent Auditors' Report



The Board of Directors
Auburn National Bancorporation, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                               KPMG LLP

Atlanta, Georgia
February 4, 1999

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                         Assets                             1998                    1997
                                                                     --------------------   ---------------------
Cash and due from banks (note 2)                                  $          9,220,225              12,268,412
Federal funds sold                                                             260,000               2,615,000
                                                                     --------------------   ---------------------
                      Cash and cash equivalents                              9,480,225              14,883,412
                                                                     --------------------   ---------------------
Interest-earning deposits with other banks                                     133,600               1,722,982
Investment securities held to maturity (fair value
     of $8,227,385 and $14,401,723 for December 31, 1998
     and 1997, respectively) (note 3)                                        8,094,283              14,364,262
Investment securities available for sale (note 3)                           63,585,573              40,445,856
Loans:
     Loans, less unearned income of $15,494 and $36,706
        at December 31, 1998 and 1997, respectively                        218,686,991             185,493,178
     Less allowance for loan losses                                         (2,808,307)             (2,125,104)
                                                                     --------------------   ---------------------
                      Loans, net (notes 4 and 8)                           215,878,684             183,368,074
                                                                     --------------------   ---------------------
Premises and equipment, net (note 5)                                         3,434,964               3,520,542
Rental property, net                                                         1,760,294               1,807,359
Other assets (note 10)                                                       5,506,649               3,916,190

                                                                     --------------------   ---------------------
                      Total assets                                $        307,874,272             264,028,677
                                                                     ====================   =====================

See accompanying notes to consolidated financial statements.

                          Liabilities and Stockholders' Equity                             1998                     1997
                                                                                    -------------------     ---------------------
Deposits:
     Noninterest-bearing                                                       $          34,724,182                32,638,352
     Interest-bearing (note 6)                                                           198,780,568               191,339,635
                                                                                    -------------------     ---------------------
                         Total deposits                                                  233,504,750               223,977,987
Securities sold under agreements to repurchase (note 7)                                   12,944,004                 1,273,507
Other borrowed funds (note 8)                                                             31,000,458                11,138,850
Accrued expenses and other liabilities                                                     1,481,564                 1,533,992
Employee Stock Ownership Plan debt (note 11)                                                      --                    56,934
                                                                                    -------------------     ---------------------
                         Total liabilities                                               278,930,776               237,981,270
                                                                                    -------------------     ---------------------
Stockholders' equity (notes 14 and 15):
     Preferred stock of $.01 par value; authorized
        200,000 shares; issued shares - none                                                      --                        --
     Common stock of $.01 par value; authorized 8,500,000
        shares; issued 3,957,135 shares at December 31, 1998
        and 1997                                                                              39,571                    39,571
     Additional paid-in capital                                                            3,707,472                 3,707,472
     Retained earnings                                                                    25,077,126                22,396,461
     Accumulated other comprehensive income                                                  333,926                   175,436
     Less:
        Treasury stock, 32,562 shares at December 31,
           1998 and 1997, at cost                                                           (214,599)                 (214,599)
        Employee Stock Ownership Plan debt                                                        --                   (56,934)
                                                                                 -------------------     ---------------------
                         Total stockholders' equity                                       28,943,496                26,047,407
Commitments and contingencies (note 12)
                                                                                 -------------------     ---------------------

                         Total liabilities and stockholders' equity               $      307,874,272               264,028,677
                                                                                 ===================     =====================

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years Ended December 31, 1998, 1997, and 1996

                                                                                1998                1997                 1996
                                                                           ---------------    -----------------    -----------------

Interest income:
     Interest and fees on loans                                         $    17,467,725           15,323,433           13,067,275
                                                                           ---------------    -----------------    -----------------

     Interest and dividends on investment securities:
        Taxable                                                               3,787,501            3,933,478            4,074,730
        Tax-exempt                                                              108,308              123,290              119,956
                                                                           ---------------    -----------------    -----------------

                      Total interest and dividends on investment
                         securities                                           3,895,809            4,056,768            4,194,686

     Interest on federal funds sold                                             236,494              387,773              337,452
     Interest on interest-earning deposits with other banks                     120,268               81,421                1,550
                                                                           ---------------    -----------------    -----------------

                      Total interest income                                  21,720,296           19,849,395           17,600,963
                                                                           ---------------    -----------------    -----------------

Interest expense:
     Interest on deposits (note 6)                                            9,557,171            9,532,606            8,684,432
     Interest on federal funds purchased                                             --                   86               11,040
     Interest on securities sold under agreements
        to repurchase (note 7)                                                  225,524              148,216              413,650
     Interest on other borrowings (note 8)                                    1,406,271              661,592              554,606
                                                                           ---------------    -----------------    -----------------

                      Total interest expense                                 11,188,966           10,342,500            9,663,728
                                                                           ---------------    -----------------    -----------------

                      Net interest income                                    10,531,330            9,506,895            7,937,235

Provision for loan losses (note 4)                                              891,030              285,245               80,102
                                                                           ---------------    -----------------    -----------------

                      Net interest income after provision
                         for loan losses                                      9,640,300            9,221,650            7,857,133
                                                                           ---------------    -----------------    -----------------

Noninterest income:
     Service charges on deposit accounts                                        978,303              865,473              801,124
     Investment securities gains (losses), net (note 3)                          14,277              (59,876)              26,478
     Other (note 16)                                                          1,486,796            1,265,389            1,580,735
                                                                           ---------------    -----------------    -----------------

                      Total noninterest income                                2,479,376            2,070,986            2,408,337
                                                                           ---------------    -----------------    -----------------

Noninterest expense:
     Salaries and benefits (note 11)                                          3,237,336            3,142,740            2,940,791
     Net occupancy expense                                                    1,022,405              972,108              816,653
     Other (note 16)                                                          2,578,477            2,269,782            2,249,867
                                                                           ---------------    -----------------    -----------------

                      Total noninterest expense                               6,838,218            6,384,630            6,007,311
                                                                           ---------------    -----------------    -----------------

                      Earnings before income taxes                            5,281,458            4,908,006            4,258,159

Income tax expense (note 10)                                                  1,842,041            1,827,963            1,504,805
                                                                           ---------------    -----------------    -----------------


                      Net earnings                                      $     3,439,417            3,080,043            2,753,354
                                                                           ===============    =================    =================


Basic income per share (note 1)                                         $           .88                  .79                  .70
                                                                           ===============    =================    =================


Weighted-average shares outstanding (note 1)                                  3,924,573            3,916,446            3,914,226
                                                                           ===============    =================    =================


See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY
   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                 Years ended December 31, 1998, 1997, and 1996


                                                                             Common stock
                                                                        ----------------------  Additional
                                                         Comprehensive                           paid-in      Retained
                                                             income       Shares      Amount     capital      earnings
                                                         -------------  ----------  ----------  ----------  -----------
Balance at December 31, 1995                                             3,957,135  $   39,571   3,659,107   17,749,910
Comprehensive income:
  Net earnings                                           $   2,753,354          --                      --    2,753,354
  Other comprehensive income (loss) due to unrealized
    gain (loss) on mutual funds and investment
    securities available for sale, net (note 9)               (237,303)         --          --          --           --
                                                          ------------

                Total comprehensive income               $   2,516,051
                                                          ============
Cash dividends paid ($0.14 per share)                                           --          --          --     (560,284)
Payment of Employee Stock Ownership Plan debt                                   --          --          --           --
Sale of Treasury stock (1,111 shares)                                           --          --       5,611           --
Purchase of Treasury stock (11,265 shares)                                      --          --          --           --
                                                                        ----------  ----------  ----------  -----------
Balance at December 31, 1996                                             3,957,135      39,571   3,664,718   19,942,980

Comprehensive income:
  Net earnings                                           $   3,080,043          --          --          --    3,080,043
  Other comprehensive income due to unrealized
    gain (loss) on mutual funds and investment
    securities available for sale, net (note 9)                321,964          --          --          --           --
                                                          ------------

                Total comprehensive income               $   3,402,007
                                                          ============
Cash dividends paid ($0.16 per share)                                           --          --          --     (626,562)
Payment of Employee Stock Ownership Plan debt                                   --          --          --           --
Sale of Treasury stock (5,488 shares)                                           --          --      42,754           --
Purchase of Treasury stock (368 shares)                                         --          --          --           --
                                                                        ----------  ----------  ----------  -----------
Balance at December 31, 1997                                             3,957,135      39,571   3,707,472   22,396,461

Comprehensive income:
  Net earnings                                           $   3,439,417          --          --          --    3,439,417
  Other comprehensive income due to unrealized
    gain (loss) on mutual funds and investment
    securities available for sale, net (note 9)                158,490          --          --          --           --
                                                          ------------

                Total comprehensive income               $   3,597,907
                                                          ============
Cash dividends paid ($0.19 per share)                                           --          --          --     (758,752)
Payment of Employee Stock Ownership Plan debt                                   --          --          --           --
                                                                        ----------  ----------  ----------  -----------

Balance at December 31, 1998                                             3,957,135  $   39,571   3,707,472   25,077,126
                                                                        ==========  ==========  ==========  ===========


                                                          Accumulated    Employee
                                                             other         stock
                                                         comprehensive   ownership    Treasury
                                                             income      plan debt     stock        Total
                                                         -------------  -----------  ----------  -----------
Balance at December 31, 1995                                    90,775     (170,946)    (99,755)  21,268,662
Comprehensive income:
  Net earnings                                                      --           --          --    2,753,354
  Other comprehensive income (loss) due to unrealized
    gain (loss) on mutual funds and investment
    securities available for sale, net (note 9)               (237,303)          --          --     (237,303)


                Total comprehensive income

Cash dividends paid ($0.14 per share)                               --           --          --     (560,284)
Payment of Employee Stock Ownership Plan debt                       --       57,006          --       57,006
Sale of Treasury stock (1,111 shares)                               --           --      16,887       22,498
Purchase of Treasury stock (11,265 shares)                          --           --    (221,141)    (221,141)
                                                          ------------  -----------  ----------  -----------
Balance at December 31, 1996                                  (146,528)    (113,940)   (304,009)  23,082,792

Comprehensive income:
  Net earnings                                                      --           --          --    3,080,043
  Other comprehensive income due to unrealized
    gain (loss) on mutual funds and investment
    securities available for sale, net (note 9)                321,964           --          --      321,964


                Total comprehensive income

Cash dividends paid ($0.16 per share)                               --           --          --     (626,562)
Payment of Employee Stock Ownership Plan debt                       --       57,006          --       57,006
Sale of Treasury stock (5,488 shares)                               --           --      98,058      140,812
Purchase of Treasury stock (368 shares)                             --           --      (8,648)      (8,648)
                                                          ------------  -----------  ----------  -----------
Balance at December 31, 1997                                   175,436      (56,934)   (214,599)  26,047,407

Comprehensive income:
  Net earnings                                                      --           --          --    3,439,417
  Other comprehensive income due to unrealized
    gain (loss) on mutual funds and investment
    securities available for sale, net (note 9)                158,490           --          --      158,490


                Total comprehensive income

Cash dividends paid ($0.19 per share)                               --           --          --     (758,752)
Payment of Employee Stock Ownership Plan debt                       --       56,934          --       56,934
                                                          ------------  -----------  ----------  -----------

Balance at December 31, 1998                                   333,926           --    (214,599)  28,943,496
                                                          ============  ===========  ==========  ===========

See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1998, 1997, and 1996

                                                                                     1998                1997               1996
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
Net earnings                                                                     $  3,439,417          3,080,043          2,753,354
Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation and amortization                                                 606,127            524,338            519,063
        Net (accretion) amortization of investment
           discounts/premiums                                                         (89,505)           (95,906)            46,623
        Provision for loan losses                                                     891,030            285,245             80,102
        Deferred tax (benefit) expense                                                (84,982)           (76,861)            55,231
        Loans originated for resale                                               (31,294,332)       (14,185,691)       (13,730,694)
        Proceeds from sale of loans originated for resale                          30,561,484         14,184,327         12,480,598
        (Gain) loss on sale of investment securities                                  (14,277)            59,876            (26,478)
        Increase in interest receivable                                              (346,662)          (261,171)          (241,612)
        (Increase) decrease in other assets                                          (441,377)          (493,632)           332,842
        (Decrease) increase in interest payable                                      (151,352)           129,857            (94,652)
        Increase in accrued expenses and other liabilities                             98,924            741,983             17,896
                                                                                  -----------        -----------        -----------
                      Net cash provided by operating activities                     3,174,495          3,892,408          2,192,273
                                                                                  -----------        -----------        -----------
Cash flows from investing activities:
     Proceeds from sales of investment securities available
        for sale                                                                    4,970,085         11,288,950          3,871,059
     Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                                 6,844,848          6,908,351          6,668,991
     Purchases of investment securities held to maturity                             (425,000)        (3,325,876)           (17,800)
     Proceeds from maturities/calls/paydowns of
        investment securities available for sale                                   17,689,859         14,699,633         16,102,270
     Purchases of investment securities available for sale                        (45,581,599)       (21,907,663)       (33,557,621)
     Other net increase in loans                                                  (32,668,792)       (24,092,861)       (20,078,467)
     Purchases of premises and equipment                                             (359,187)          (504,116)          (224,636)
     Proceeds from sale of other real estate                                               --             65,699             82,500
     Additions to rental property                                                     (48,094)            (1,670)           (35,745)
        with other banks                                                            1,589,382         (1,716,628)               756
     Increase in investment in FHLB stock                                            (889,300)                --                 --
                                                                                  -----------        -----------        -----------
                      Net cash used in investing activities                       (48,877,798)       (18,586,181)       (27,188,693)
                                                                                  -----------        -----------        -----------
     Cash flows from financing activities:
        Net increase in noninterest-bearing deposits                                2,085,830          4,231,406          2,915,890
        Net increase in interest-bearing deposits                                   7,440,933          3,019,407         28,008,756
        Net increase (decrease) in securities sold under
           agreements to repurchase                                                11,670,497         (3,379,327)        (2,357,264)
        Borrowings from FHLB                                                       25,000,000            251,261          5,000,000
        Repayments to FHLB                                                         (5,118,256)                --           (100,000)
        Repayments of other borrowed funds                                            (20,136)           (20,749)           (20,800)
        Net (decrease) increase in other short-term borrowings                             --         (1,203,130)           730,935
        Proceeds from sale of treasury stock                                               --            140,812             22,498
        Purchase of treasury stock                                                         --             (8,648)          (221,141)
        Dividends paid                                                               (758,752)          (626,562)          (560,284)
                                                                                  -----------        -----------        -----------
                      Net cash provided by financing activities                    40,300,116          2,404,470         33,418,590
                                                                                  -----------        -----------        -----------
                      Net (decrease) increase in cash and
                         cash equivalents                                          (5,403,187)       (12,289,303)         8,422,170
     Cash and cash equivalents at beginning of year                                14,883,412         27,172,715         18,750,545
                                                                                  -----------        -----------        -----------
     Cash and cash equivalents at end of year                                    $  9,480,225         14,883,412         27,172,715
                                                                                  ===========        ===========        ===========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                 Years Ended December 31, 1998, 1997, and 1996

                                                                       1998                    1997                   1996
                                                                 ------------------     -------------------    --------------------
                                                                                                                     (Continued)
  Supplemental information on cash payments:
     Interest paid                                          $         11,340,318              10,212,643               9,758,380
                                                                 ==================     ===================    ====================
     Income taxes paid                                      $          2,161,351               1,596,005               1,239,739
                                                                 ==================     ===================    ====================
  Supplemental information on noncash transactions:
     Loans transferred to other real estate                 $               --                   129,699                  82,500
                                                                 ==================     ===================    ====================
     Loans to facilitate the sale of other real estate      $               --                    64,000                    --
                                                                 ==================     ===================    ====================

  See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996


(1)  Summary of Significant Accounting Policies

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

     The accounting policies followed by the Company and its subsidiary and the methods of applying these principles conform with generally accepted accounting principles and with general practice within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

     (a)  Basis of Financial Statement Presentation

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

                       December 31, 1998, 1997, and 1996



(b)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary, AuburnBank. During the year ended December 31, 1997, the Company merged its existing subsidiary, ANB Systems, Inc. into the Company. All significant intercompany accounts and transactions have been eliminated.

(c)  Cash Equivalents

     Cash equivalents include amounts due from banks and federal funds sold. Federal funds are generally sold for one-day periods.

(d)  Investment Securities

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

     A decline in the market value below cost of any available for sale or held to maturity security that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

     The Company uses interest rate swaps, caps, and floors as part of its overall interest rate risk management. Any premiums or discounts arising from the use of interest rate contracts are deferred and amortized over the lives of the underlying assets or liabilities as an adjustment to interest income or expense. Interest income or expense related to interest rate swaps, caps, and floors is recorded over the life of the agreement as an adjustment to interest income or expense. Interest rates on variable rate derivative products held by the Bank are derived from the three- month LIBOR rate.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996


(e)  Loans

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

     The Company accounts for impaired loans in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Under the provisions of SFAS 114 and 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For those accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

     The Bank originates mortgage loans to be held for sale only for loans that have been pre-approved by the investor. The Bank bears minimal interest rate risk on these loans. Such loans are stated at the lower of cost or aggregate market.

(f)  Allowance for Loan Losses

     The amount of provision for loan losses charged to earnings is based on actual loss experience and management's evaluation of the loan portfolio under current economic conditions. In addition, loans are examined for credit quality, documentation, and financial information annually by a qualified non-employee loan review examiner. Such provisions, adjusted for loan charge-offs and recoveries, comprise the allowance for loan losses. Provision amounts are largely determined based on loan classifications determined through credit quality review using estimated loss factors based on historical loss experience. Such loss factors are adjusted periodically based on changes in loss experience.

     Loans are charged against the allowance when management determines such loans to be uncollectible. Subsequent recoveries are credited to the allowance.

(g)  Premises and Equipment

     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on both the double-declining balance and straight-line methods for buildings and principally on a straight-line method for furniture, fixtures, and equipment over the estimated useful lives of the assets, which range from three to 39 years.

(h)  Rental Property

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

(i)  Other Real Estate

     Real estate acquired through foreclosure or in lieu of foreclosure is carried at the lower of cost or fair value, as determined by independent appraisals, adjusted for estimated selling costs. Any write-down at the time of foreclosure is charged to the allowance for loan losses. Subsequent declines in fair value below acquisition cost and gains or losses on the sale of these properties are credited or charged to earnings.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996




(j)  Derivative Financial Instruments

     The Bank uses derivative financial instruments to swap floating rate assets or liabilities to fixed rate and to hedge the interest rate spread between assets and liabilities. These transactions serve to better match the repricing characteristics of various assets and liabilities, reduce spread risk, adjust overall rate sensitivity and enhance net interest income.

     Interest rate swaps, purchased floors, and purchased caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in fair values of the swaps, purchased floors, or purchased caps are not recorded in the consolidated statements of income because these agreements are being treated as a synthetic alteration of the designated assets or liabilities. The Bank considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or finite pool of assets or liabilities; (ii) there is a high correlation at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability; and (iv) the swap term is less than or equal to the remaining term of the designated asset or liability. The criteria for consideration of a floor or cap as a synthetic alteration of an asset or liability are generally the same as those for a swap arrangement.

     If the swap, floor, or cap arrangements are terminated before their maturity, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the designated asset or liability as an adjustment to interest income or expense. If the designated asset or liability is sold or matures, the swap agreement is marked to market and the gain or loss is included in the gain or loss on the sale/maturity of the designated asset or liability.

(k)  Income Taxes

     Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company files its federal income tax returns on a consolidated basis.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996



(l)  Earnings per Share

     Basic income per share is computed on the weighted-average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company reserved 75,000 shares of common stock in May 1994 for issuance under stock option plans; however, no options have been granted as of December 31, 1998, thus there are no potential common shares that would result in diluted earnings per share.

     On May 14, 1998, the Company's Board of Directors approved a three-for-one stock split effected in the form of a dividend payable on June 25, 1998 to shareholders of record on June 10, 1998. All share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding resulting from the stock split.

(m)  Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" for the Company consists of items recorded directly in stockholders' equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.


(n)  Segment Disclosures

     Effective January 1, 1998, the Company also adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not have any segments other than banking that are considered material.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996




     (o)  Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS No. 133 on the Company's financial statements upon adoption.

     (p)  Reclassifications

          Certain of the 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.


(2)  Cash and Due from Banks

     The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve Board requirements. The amounts of those required balances as of December 31, 1998 and 1997 were approximately $1,397,000 and $1,243,000, respectively.


(3)  Investment Securities

     The amortized cost and approximate fair value of investment securities at December 31, 1998, were as follows:

                                                                                    Gross               Gross
                                                               Amortized          unrealized         unrealized          Approximate
                                                                  cost              gains              losses             fair value
                                                             ---------------    ---------------     --------------     ------------
        Investment securities held to maturity:
            State and political subdivisions             $       1,585,000            29,911                  --           1,614,911
            Mortgage-backed securities                           6,509,283           103,418                 227           6,612,474
                                                             ---------------    ---------------     --------------     -------------

                                                         $       8,094,283           133,329                 227           8,227,385
                                                             ===============    ===============     ==============     =============

        Investment securities available for sale:
            U.S. government agencies excluding
               mortgage-backed securities                $      17,025,648           313,834                  --          17,339,482
            Mortgage-backed securities                          17,630,259            91,407              10,619          17,711,047
            Collateralized mortgage obligations                 27,524,735           229,643             102,818          27,651,560
            State and political subdivisions                       848,388            35,096                  --             883,484
                                                              --------------    ---------------     --------------     -------------

                                                         $      63,029,030           669,980             113,437          63,585,573
                                                             ===============    ===============     ==============     =============

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

     The amortized cost and approximate fair value of investment securities at December 31, 1998, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                             Amortized              Approximate
                                                                                cost                 fair value
                                                                          -----------------     ---------------------
         Investment securities held to maturity:
             Due in one year or less                                  $           595,000                 602,048
             Due after one year through five years                                200,000                 202,978
             Due after five years through ten years                               365,000                 381,877
             Due after ten years                                                  425,000                 428,008
                                                                          -----------------     ---------------------
                      Subtotal                                                  1,585,000               1,614,911

             Mortgage-backed securities                                         6,509,283               6,612,474
                                                                          -----------------     ---------------------

                      Total                                           $         8,094,283               8,227,385
                                                                          =================     =====================

         Investment securities available for sale:
             Due after one year through five years                    $         9,984,690              10,119,482
             Due after five years through ten years                             7,889,346               8,103,484
                                                                          -----------------     ---------------------
                      Subtotal                                                 17,874,036              18,222,966

             Mortgage-backed securities                                        17,630,259              17,711,047
             Collateralized mortgage obligations                               27,524,735              27,651,560
                                                                          -----------------     ---------------------

                                                                      $        63,029,030              63,585,573
                                                                          =================     =====================

The amortized cost and approximate fair value of investment securities at December 31, 1997, were as follows:

                                                                                   Gross              Gross
                                                             Amortized          unrealized         unrealized          Approximate
                                                               cost                gains             losses             fair value
                                                          ----------------     --------------     --------------     ---------------

        Investment securities held to maturity:
            U.S. government agencies excluding
               mortgage-backed securities             $       3,216,614                 --             71,264            3,145,350
            State and political subdivisions                  1,478,866             41,216                 --            1,520,082
            Mortgage-backed securities                        9,469,748             67,907                 --            9,537,655
            Collateralized mortgage obligations                 199,034                 --                398              198,636
                                                          ----------------     --------------     --------------     ---------------


                                                      $      14,364,262            109,123             71,662           14,401,723
                                                          ================     ==============     ==============     ===============


        Investment securities available for sale:
            U.S. government agencies excluding
               mortgage-backed securities             $      12,056,107             41,107                 --           12,097,214
            Mortgage-backed securities                        7,957,596             32,576                 --            7,990,172
            Collateralized mortgage obligations              19,659,759            234,443             33,519           19,860,683
            State and political subdivisions                    480,000             17,787                 --              497,787
                                                          ----------------     --------------     --------------     ---------------


                                                      $      40,153,462            325,913             33,519           40,445,856
                                                          ================     ==============     ==============     ===============


                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

     There were no sales of investment securities held to maturity during any of the years in the three-year period ended December 31, 1998. Proceeds from sales of investment securities available for sale were $4,970,085, $11,288,950, and $3,871,059 for the years ended December 31, 1998, 1997, and 1996, respectively. Gross losses of $59,876 were realized on sales of investment securities for the year ended December 31, 1997. Gross gains of $14,277 and $26,478 were realized on sales for the years ended December 31, 1998 and 1996, respectively.

     Investment securities with an aggregate carrying value of $65,826,237 and $50,086,378 at December 31, 1998 and 1997, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

     The Company maintains a diversified investment portfolio, including held-to-maturity and available-for-sale securities, with limited concentration in any given region, industry, or economic characteristic. Investments in municipal governments are made throughout the U.S. with no concentration in any given state.

     Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $1,788,900 and $899,600 at December 31, 1998 and 1997, respectively.


(4)  Loans

     At December 31, 1998 and 1997, the composition of the loan portfolio was as follows:

                                                                              1998                  1997
                                                                      ------------------    --------------------

                    Commercial, financial, and agricultural        $        61,074,779            46,328,523
                    Real estate - construction:
                        Commercial                                           8,112,199             3,172,382
                        Residential                                          4,543,748             3,582,534
                    Real estate - mortgage:
                        Commercial                                          61,113,412            51,713,918
                        Residential                                         60,135,660            58,645,606
                    Real estate - held for sale                              4,199,818             3,466,970
                    Consumer installment                                    19,522,869            18,619,951
                                                                      ------------------    --------------------
                                 Total loans                               218,702,485           185,529,884

                    Less:
                        Unearned income                                        (15,494)              (36,706)
                        Allowance for loan losses                           (2,808,307)           (2,125,104)
                                                                      ------------------    --------------------

                                 Loans, net                        $       215,878,684           183,368,074
                                                                      ==================    ====================

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

During 1998 and 1997, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 1998 and 1997 amounted to $7,404,807 and $7,072,874, respectively. The change from 1997 to 1998 reflects payments of $7,197,008 and advances of $7,528,941. In management's opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

A summary of the transactions in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                                          1998                  1997                    1996
                                                                  ------------------    ------------------     -------------------
         Balance at beginning of year                          $        2,125,104             2,093,682               2,012,133
         Provision charged to earnings                                    891,030               285,245                  80,102
         Loan recoveries                                                  105,901                66,224                 174,050
         Loans charged off                                               (313,728)             (320,047)               (172,603)
                                                                  ------------------    ------------------     -------------------

         Balance at end of year                                $        2,808,307             2,125,104               2,093,682
                                                                  ==================    ==================     ===================


At December 31, 1998 and 1997, the Company had $4,098,533 and $578,130,
respectively, of impaired loans. Impaired loans at December 31, 1998 consist of one loan with a related valuation allowance of $564,313. Impaired loans at December 31, 1997 include loans of $71,983 that had a related valuation allowance of $49,450.

For the years ended December 31, 1998, 1997, and 1996, the average recorded investment in the impaired loans was $2,370,393, $593,750, and $655,907, respectively. The related amount of interest income recognized during 1998, 1997, and 1996 amounted to $110,367, $54,459, and $54,258, respectively.

Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $4,896,756 and $276,000 at December 31, 1998 and 1997, respectively. Nonaccrual loans were $4,593,108 at December 31, 1998. There were no nonaccrual loans at December 31, 1997. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $183,000 in 1998 and $6,000 in 1996. The amount of interest collected and recorded on nonaccrual loans was approximately $33,000 in 1998 and $2,000 in 1996.

The Company's loan servicing portfolio consisted of 869 loans with an outstanding balance of $65,661,064, 832 loans with an outstanding balance of $63,565,693, and 730 loans with an outstanding balance of $53,774,538, as of December 31, 1998, 1997, and 1996, respectively.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(5)  Premises and Equipment

Premises and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                                  1998                   1997
                                                            ------------------    --------------------
         Land                                            $          407,747                407,747
         Buildings                                                2,730,244              2,713,251
         Furniture, fixtures, and equipment                       3,824,649              3,961,765
                                                            ------------------    --------------------
                      Total premises and equipment                6,962,640              7,082,763

         Less accumulated depreciation                           (3,527,676)            (3,562,221)
                                                            ------------------    --------------------

                                                         $        3,434,964              3,520,542
                                                            ==================    ====================

(6)  Interest-Bearing Deposits

At December 31, 1998 and 1997, the composition of interest-bearing deposits was as follows:

                                                                                              1998                   1997
                                                                                        ------------------    --------------------
         NOW, Super NOW, and Automatic Transfer Service                              $        21,606,033             22,422,519
         Money market                                                                         42,270,612             50,677,710
         Savings                                                                              10,535,711             10,217,311
         Certificates of deposit under $100,000                                               72,424,754             71,136,109
         Certificates of deposit and other time
             deposits of $100,000 and over                                                    51,943,458             36,885,986
                                                                                        ------------------    --------------------

                                                                                     $       198,780,568            191,339,635
                                                                                        ==================    ====================

Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $2,187,000, $1,972,000, and $1,592,000 in 1998, 1997, and 1996, respectively.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


     The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1998.

                            Years ending December 31,
                            -------------------------

            1999                                      $       33,734,483
            2000                                              11,880,153
            2001                                               1,727,151
            2002                                               1,226,908
            2003                                               2,843,513
            Thereafter                                           531,250
                                                       -----------------

                                                      $       51,943,458
                                                       =================

(7)  Securities Sold Under Agreements to Repurchase

     The securities sold under agreements to repurchase at December 31, 1998 and 1997 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under agreements to repurchase as of and for the years ended December 31, 1998, 1997, and 1996.

                                                                             1998                 1997                 1996
                                                                       -----------------     ----------------    -----------------
         Weighted-average borrowing rate at year-end                        4.99%                 5.29                 5.12
                                                                       =================     ================    =================

         Weighted-average borrowing rate during
             the year                                                       4.96%                 5.16                 5.46
                                                                       =================     ================    =================

         Average daily balance during the year                        $     4,554,000             2,868,000            7,784,000
                                                                       =================     ================    =================

         Maximum month-end balance during the year                    $    12,944,004             8,516,000           12,067,000
                                                                       =================     ================    =================

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(8)  Other Borrowed Funds

     Other borrowed funds at December 31, 1998 and 1997 consisted of the following:

                                                        Maturity             Interest
                                                          date                 rate              1998                 1997
                                                   --------------------     ------------    ----------------     ----------------

        Federal Home Loan Bank borrowings          February 2017               6.64      $        333,005              351,261
                                                   March 2003                  5.79               425,000              525,000
                                                   January 2001                5.87             5,000,000            5,000,000
                                                   May 1998                    5.63                    --            5,000,000
                                                   January 2008                5.46             5,000,000                   --
                                                   March 2008                  5.51             5,000,000                   --
                                                   June 2008                   5.51            10,000,000                   --
                                                   October 2003                3.90             5,000,000                   --

        Small Business Administration debt         June 2004                   3.00                21,842               27,355
                                                   June 2004                   5.08               220,611              235,234
                                                                                            ----------------     ----------------

                                                                                         $     31,000,458           11,138,850
                                                                                            ================     ================

     The Bank has a $40,000,000 available line of credit from the FHLB which is reviewed annually by the FHLB. The above advances are against this line of credit. Interest expense on FHLB advances was $1,386,924, $630,494, and $498,705 in 1998, 1997, and 1996, respectively. All interest rates on outstanding advances are fixed interest rates. The advances and line of credit are collateralized by the Bank's investment in the stock of the FHLB and all first mortgage residential loans, which are sufficient to draw the full line of credit.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(9)  Other Comprehensive Income

     The following table sets forth the amounts of other comprehensive income included in stockholders' equity along with the related tax effect for the years ended December 31, 1998, 1997, and 1996.

                                                                                                   Tax                 Net of
                                                                           Pretax               (expense)               tax
                                                                           amount                benefit               amount
                                                                      ------------------    ------------------    -----------------
           1998:
               Net unrealized holding gains on
                  investment securities available
                  for sale arising during the year                 $         278,426              (111,370)             167,056
               Less reclassification adjustment
                  for net gains realized in net
                  income                                                      14,277                (5,711)               8,566
                                                                      ------------------    ------------------    -----------------

               Other comprehensive income                          $         264,149              (105,659)             158,490
                                                                      ==================    ==================    =================

           1997:
               Net unrealized holding gains on
                  investment securities available
                  for sale arising during the year                 $         447,549              (163,577)             283,972
               Less reclassification adjustment for
                  net losses realized in net income                          (59,876)               21,884              (37,992)
                                                                      ------------------    ------------------    -----------------

               Other comprehensive income                          $         507,425              (185,461)             321,964
                                                                      ==================    ==================    =================

           1996:
               Net unrealized holding losses on
                  investment securities available
                  for sale arising during the year                 $        (342,683)              122,401             (220,282)
               Less reclassification adjustment
                  for net gains realized in net
                  income                                                      26,478                (9,457)              17,021
                                                                      ------------------    ------------------    -----------------

               Other comprehensive income loss                     $        (369,161)              131,858             (237,303)
                                                                      ==================    ==================    =================

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(10) Income Tax Expense

     Total income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 was allocated as follows:

                                                                           1998                 1997                  1996
                                                                     ------------------    ----------------     -----------------
         Income from continuing operations                        $        1,842,041            1,827,963            1,504,805
                                                                     ==================    ================     =================

         Stockholders' equity, for accumulated other
             comprehensive income                                 $          105,659              185,461             (131,858)
                                                                     ==================    ================     =================

     For the years ended December 31, 1998, 1997, and 1996 the components of income tax expense were as follows:

                                                                            1998                 1997                  1996
                                                                      ------------------    ----------------     -----------------
         Current income tax expense:
             Federal                                               $        1,760,302            1,733,135            1,314,952
             State                                                            166,721              171,689              134,622
                                                                      ------------------    ----------------     -----------------
                      Total                                                 1,927,023            1,904,824            1,449,574
                                                                      ------------------    ----------------     -----------------

         Deferred income tax expense (benefit):
             Federal                                                          (75,526)             (68,833)              45,912
             State                                                             (9,456)              (8,028)               9,319
                                                                                                                 -----------------
                                                                      ------------------    ----------------
                      Total                                                   (84,982)             (76,861)              55,231
                                                                      ------------------    ----------------     -----------------

                                                                   $        1,842,041            1,827,963            1,504,805
                                                                      ==================    ================     =================

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


     Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings as follows:


                                                                            1998                 1997                  1996
                                                                      ------------------    ----------------     -----------------
         Income tax expense at statutory rate                      $        1,795,696            1,668,722            1,447,774
         Increase (decrease) resulting from:
             Tax-exempt interest                                              (36,625)             (49,177)             (59,513)
             State income tax expense net of Federal
                income tax benefit                                            103,795              108,016               95,001
             Increase (decrease) in valuation allowance
                for deferred tax assets                                        (1,533)               7,956                   --
             Other                                                            (19,292)              92,446               21,543
                                                                      ------------------    ----------------     -----------------

                                                                   $        1,842,041            1,827,963            1,504,805
                                                                      ==================    ================     =================

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                              1998                   1997
                                                                                        ------------------    --------------------

         Deferred tax assets:
             Loans, principally due to allowance for loan losses                     $         700,465               658,913
             Principal amortization for leases being
                depreciated for tax                                                             92,677                77,487
             Capital loss carry forward                                                          6,423                 7,956
             Other                                                                              17,629                17,313
                                                                                        ------------------    --------------------
                      Total gross deferred tax assets before
                          valuation allowance                                                  817,195               761,669

             Valuation allowance                                                                (6,423)               (7,956)
                                                                                        ------------------    --------------------
                      Total deferred tax assets                                                810,772               753,713
                                                                                        ------------------    --------------------

         Deferred tax liabilities:
             Premises and equipment, principally due
                to differences in depreciation                                                 263,927               280,058
             Investments, principally due to discount accretion                                 87,864               109,337
             FHLB stock dividend                                                                21,068                21,068
             Prepaid expenses                                                                   64,800                69,952
             Loans, principally due to differences in
                deferred loan fees                                                              57,151                42,681
             Unrealized gain on investment securities
                available for sale                                                             222,617               116,958
             Other                                                                               4,490                 4,127
                                                                                        ------------------    --------------------
                      Total deferred tax liabilities                                           721,917               644,181
                                                                                        ------------------    --------------------

                      Net deferred tax asset                                         $          88,855               109,532
                                                                                        ==================    ====================

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


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


(11) Retirement Plans

     The Bank sponsored two retirement plans, the Auburn National Bancorporation, Inc. Employee Incentive Plan and the Auburn National Bancorporation, Inc. Employee Stock Ownership Plan (ESOP). In January 1994, the two plans were merged into one plan, Auburn National Bancorporation, Inc. 401(k) and Employee Stock Ownership Plan. The plan covers substantially all employees. Participants become 20 percent vested in their accounts after two years of service and 100 percent vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $130,123, $125,870, and $121,076 in 1998, 1997, and 1996, respectively.

     During 1989, the ESOP borrowed $570,062 from an unrelated financial institution to purchase 6,306 shares of common stock of the Company. The remaining unallocated common stock acquired by the ESOP collateralizes the loan. The note was payable in annual principal installments of $57,006 and quarterly interest payments until December 31, 1998. The note was paid in full as of December 31, 1998.


(12) Off-Balance-Sheet Risk and Contingent Liabilities

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

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


        The financial instruments whose contract amounts represent credit risk as of December 31, 1998 are as follows:

         Commitments to extend credit                          $   4,065,000
         Standby letters of credit                                 1,925,000

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

     The Bank enters into interest rate protection contracts to help manage the Bank's interest rate exposure. These contracts include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with the movements in interest rates. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. The notional principal amount related to these contracts was $30,000,000 at December 31, 1998. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank's overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Although none of the interest rate protection agreements are traded on any organized exchange, the Company believes that an active secondary market exists for such contracts.

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

                        December 31, 1998, 1997, and 1996


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

     The following table summarizes information on interest rate swaps and floors at December 31, 1998:

                                             INTEREST RATE PROTECTION CONTRACTS

                                                         Thousands                         Weighted-average rate
                                        ---------------------------------------------     -------------------------
                                                                                                                         Weighted-
                                                                                                                          average
                                        Notional        Carrying         Estimated                                       remaining
                                         amount           value          fair value        Received         Paid       life (years)
                                        ----------     ------------     -------------     ------------     --------    -------------

   Swaps:
      Receive fixed:
        One year or less            $     10,000            --                41             6.42%           5.88%           .25

   Floors:
      Purchased:
        Over two years through
           five years                     10,000             6                20               --            --             1.25
        Over two years through
           five years                     10,000            17               106             6.00%           --             1.25
                                        ----------     ------------     -------------

                                    $     30,000            23               167
                                        ==========     ============     =============

     All interest rate protection contracts above reprice quarterly. The weighted-average rates received/paid are shown only for swaps and floors for which net interest amounts were receivable or payable at the end of each period. For floors when the index rate has not been reached, no rate is shown. Interest rates on variable rate derivative products held by the Bank are derived from the three-month LIBOR rate.

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

                     AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(13) Fair Value of Financial Instruments

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

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

(a)  Cash, Cash Equivalents, and Interest-Bearing Deposits with Other Banks

     Fair value equals the carrying value of such assets.

(b)  Investment Securities

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

                        December 31, 1998, 1997, and 1996

(e)  Deposits

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

     The carrying value and estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 are as follows (in thousands):

                                                                 1998                                      1997
                                                  ------------------------------------     --------------------------------------
                                                     Carrying            Estimated            Carrying             Estimated
                                                      amount            fair value             amount             fair value
                                                  ----------------    ----------------     ----------------    ------------------
    Financial assets:
       Cash and short-term investments           $      9,614                9,614               16,606              16,606
                                                  ================    ================     ================    ==================

       Investment securities                     $     71,680               71,813               54,810              54,848
                                                  ================    ================     ================    ==================

       Loans, net of allowance
         for loan losses                         $    215,879              221,028              183,368             186,582
                                                  ================    ================     ================    ==================

    Financial liabilities:
       Deposits                                  $    233,505              234,146              223,978             223,387
                                                  ================    ================     ================    ==================

       Short-term borrowings                     $     12,944               12,944                1,274               1,274
                                                  ================    ================     ================    ==================

       Long-term borrowings                      $     31,000               31,423               11,196              10,999
                                                  ================    ================     ================    ==================

    Off-balance sheet financial instruments:
         Interest rate contracts:
            Swaps                                $         --                   41                   --                  76
            Caps and floors                                23                  126                   43                  84
                                                  ----------------    ----------------     ----------------    ------------------

                                                 $         23                  167                   43                 160
                                                  ================    ================     ================    ==================

                    AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(14) Common Stock and Capital Requirements

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and Bank meet all capital adequacy requirements to which they are subject.

     As of December 31, 1998, based on its most recent notification, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                    AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


     The actual capital amounts and ratios and the aforementioned minimums as of December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                                                      Minimum                  Minimum to be well
                                                                                    for capital                capitalized under
                                                                                      adequacy                 prompt corrective
                                                         Actual                       purposes                 action provisions
                                                --------------------------    -------------------------     ------------------------

                                                 Amount          Ratio          Amount          Ratio         Amount         Ratio
                                                ----------     -----------    ------------     --------     -----------    ---------

  Auburn National Bancorporation, Inc.
     As of December 31, 1998
       Total capital (to risk-weighted
          assets)                           $     31,294         14.58%    $    17,169           8%            N/A            N/A
       Tier I risk-based capital (to risk-
          weighted assets)                        28,610         13.33           8,584           4             N/A            N/A
       Tier I leverage capital (to
          average assets)                         28,610          9.29          12,315           4             N/A            N/A

     As of December 31, 1997
       Total capital (to risk-weighted
          assets)                           $     27,997         15.22%    $    14,717           8%            N/A            N/A
       Tier I risk-based capital (to risk-
          weighted assets)                        25,872         14.06           7,359           4             N/A            N/A
       Tier I leverage capital (to
          average assets)                         25,872          9.80          10,561           4             N/A            N/A

  AuburnBank
     As of December 31, 1998
       Total capital (to risk-weighted
          assets)                           $     28,829         13.58%    $    16,988           8%     $     21,235         10%
       Tier I risk-based capital (to risk-
          weighted assets)                        26,173         12.33          12,213           4            12,741          6
       Tier I leverage capital (to
          average assets)                         26,173          8.57           8,495           4            15,266          5

     As of December 31, 1997
       Total capital (to risk-weighted
          assets)                           $     25,229         13.89%    $    14,529           8%     $     18,161         10%
       Tier I risk-based capital (to risk-
          weighted assets)                        23,104         12.72           7,264           4            10,897          6
       Tier I leverage capital (to
          average assets)                         23,104          8.84          10,453           4            13,066          5

                    AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(15) Dividends from Subsidiary

     Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year's earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 1998, the Bank could have declared dividends of approximately $8,253,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $18,254,000 of the Company's investment in the Bank was restricted from transfer in the form of dividends.


(16) Supplemental Information

     Components of other noninterest income exceeding one percent of revenues for any of the years in the three-year period ended December 31, 1998, included merchant discounts and fees on MasterCard and Visa sales of $391,315, $310,416, and $293,004 in 1998, 1997, and 1996, respectively;
     and, gain on sale of mortgage loans of $134,715, $76,747, and $68,433 in 1998, 1997, and 1996, respectively. Also included were servicing fees of $176,522, $166,538, and $163,820 in 1998, 1997, and 1996, respectively;
     and, rental income of $150,623, $138,618, and $161,510 in 1998, 1997, and
     1996, respectively.

     Components of other noninterest expense exceeding one percent of revenues for any of the years in the three-year period ended December 31, 1998, included professional fees of $254,981, $155,635, and $225,036 in 1998, 1997, and 1996, respectively. Also included were marketing expenses of $184,512, $221,504, and $191,553 in 1998, 1997, and 1996, respectively;
     rental property expenses of $238,570, $239,192, and $236,206 in 1998, 1997, and 1996, respectively; and, MasterCard and Visa processing fees of $371,361, $254,863, and $231,432 in 1998, 1997, and 1996, respectively.

                    AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996


(17) Parent Company Financial Information

     The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:

                                                         Parent Company Only
                                                       Condensed Balance Sheets
                                                      December 31, 1998 and 1997

                                           Assets                                             1998                   1997
                                                                                        ------------------    --------------------
         Cash and due from banks                                                     $          170,713                474,460
         Investment securities                                                                  642,228                693,221
         Investment in bank subsidiary                                                       26,506,602             23,280,149
         Premises and equipment, net                                                             44,346                 68,194
         Rental property                                                                      1,760,294              1,807,359
         Other assets                                                                           152,346                154,238
                                                                                        ------------------    --------------------

                      Total assets                                                   $       29,276,529             26,477,621
                                                                                        ==================    ====================

                            Liabilities and Stockholders' Equity

         Other borrowed funds                                                        $          242,453                262,589
         Accrued expenses and other liabilities                                                  90,580                110,691
         Employee Stock Ownership Plan debt                                                          --                 56,934
                                                                                        ------------------    --------------------
                      Total liabilities                                                         333,033                430,214
                                                                                        ------------------    --------------------

         Stockholders' equity:
             Preferred stock of $.01 par value; authorized
                200,000 shares; issued shares - none                                                 --                     --
             Common stock of $.01 par value; authorized
                8,500,000 shares; issued 3,957,135
                shares at December 31, 1998 and 1997                                             39,571                 39,571
             Additional paid-in capital                                                       3,707,472              3,707,472
             Retained earnings                                                               25,077,126             22,396,461
             Accumulated other comprehensive income                                             333,926                175,436
         Less:
             Employee Stock Ownership Plan debt                                                      --                (56,934)
             Treasury stock, 10,854 shares in 1998 and 1997,
                at cost                                                                        (214,599)              (214,599)
                                                                                        ------------------    --------------------
                      Total stockholders' equity                                             28,943,496             26,047,407
                                                                                        ------------------    --------------------

                      Total liabilities and stockholders' equity                     $       29,276,529             26,477,621
                                                                                        ==================    ====================

                    AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                                                         Parent Company Only
                                                   Condensed Statements of Earnings
                                            Years Ended December 31, 1998, 1997, and 1996

                                                                        1998                  1997                    1996
                                                                  ------------------    ------------------     -------------------
         Income:

            Cash dividends from bank subsidiary                $         385,000               697,000                  265,000
            Interest on interest-earning deposits                             --                    --                    7,306

            Interest on investment securities:
              Taxable                                                      1,764                 3,822                    3,453
              Tax-exempt                                                  34,982                37,765                   43,258
                                                                  ------------------    ------------------     -------------------
                    Total interest on investment
                      securities                                          36,746                41,587                   46,711
                                                                  ------------------    ------------------     -------------------

            Other income                                                 640,358               612,970                  819,286
                                                                  ------------------    ------------------     -------------------
                    Total income                                       1,062,104             1,351,557                1,138,303
                                                                  ------------------    ------------------     -------------------

         Expense:
            Interest on borrowed funds                                    19,347                22,450                   26,197
            Net occupancy expense                                         24,819                24,218                   25,368
            Salaries and benefits                                        332,685               357,186                  322,750
            Other                                                        341,021               331,948                  369,930
                                                                  ------------------    ------------------     -------------------
                    Total expense                                        717,872               735,802                  744,245
                                                                  ------------------    ------------------     -------------------

                    Earnings before income tax
                      expense (benefit) and equity in
                      undistributed earnings (loss) of
                      subsidiaries                                       344,232               615,755                  394,058

         Applicable income tax expense (benefit)                         (27,222)              (35,924)                  10,917
                                                                  ------------------    ------------------     -------------------
                    Earnings before equity in
                      undistributed earnings (loss) of
                      subsidiaries                                       371,454               651,679                  383,141

         Equity in undistributed earnings (loss) of subsidiaries:
              Bank                                                     3,067,963             2,429,787                2,370,686
              Other                                                           --                (1,423)                    (473)
                                                                  ------------------    ------------------     -------------------

                    Net earnings                               $       3,439,417             3,080,043                2,753,354
                                                                  ==================    ==================     ===================

                    AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                                                         Parent Company Only
                                                  Condensed Statements of Cash Flows
                                            Years Ended December 31, 1998, 1997, and 1996

                                                                                1998                 1997                1996
                                                                           ----------------     ---------------     ---------------
         Cash flows from operating activities:
            Net earnings                                                $       3,439,417           3,080,043           2,753,354
            Adjustments to reconcile net earnings to net cash
              provided by operating activities:
                 Depreciation and amortization                                    119,007             116,919             124,980
                 Amortization of premium on investment
                    securities held to maturity                                        --                  --                 391
                 Net undistributed earnings of subsidiaries                    (3,067,963)         (2,428,364)         (2,370,213)
                 Decrease (increase) in other assets                                1,892             142,437            (191,004)
                 (Decrease) increase in other liabilities                         (20,111)             18,740              17,929
                                                                           ----------------     ---------------     ---------------
                    Net cash provided by operating activities                     472,242             929,775             335,437
                                                                           ----------------     ---------------     ---------------

         Cash flows from investing activities:
            Proceeds from paydowns of investment
              securities held to maturity                                           5,993               9,554              11,155
            Proceeds from calls of investment securities                           45,000
              held to maturity                                                                         45,000              95,000
            Purchase of premises and equipment                                         --             (83,488)                 --
            Proceeds from sale of premises and equipment                               --              47,444              11,554
            Purchase of rental property                                           (48,094)             (1,978)            (35,746)
                                                                           ----------------     ---------------     ---------------
                    Net cash provided by investing activities                       2,899              16,532              81,963
                                                                           ----------------     ---------------     ---------------

         Cash flows from financing activities:
            Decrease in other borrowed funds                                      (20,136)            (20,749)            (20,800)
            Proceeds from sale of treasury stock                                       --             140,812              22,498
            Purchase of treasury stock                                                 --              (8,648)           (221,141)
            Dividends paid                                                       (758,752)           (626,562)           (560,284)
                                                                           ----------------     ---------------     ---------------
                    Net cash used in financing activities                        (778,888)           (515,147)           (779,727)
                                                                           ----------------     ---------------     ---------------

                    Net (decrease) increase in cash and cash
                       equivalents                                               (303,747)            431,160            (362,327)

         Cash and cash equivalents at beginning of year                           474,460              43,300             405,627
                                                                           ----------------     ---------------     ---------------

         Cash and cash equivalents at end of year                       $         170,713             474,460              43,300
                                                                           ================     ===============     ===============

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 26th day of March, 1999.

                                      AUBURN NATIONAL BANCORPORATION, INC.
                                      (Registrant)


                                      By: /s/  E. L. SPENCER, JR.
                                          ---------------------------
                                          E. L. Spencer, Jr.
                                          President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                           Title                       Date
        ---------                           -----                       ----

 /s/  E. L. SPENCER, JR.             President, CEO and           March 26, 1999
------------------------------       Director
E. L. Spencer, Jr.


 /s/  LINDA D. FUCCI                 Chief Financial Officer      March 26, 1999
------------------------------       and Chief Accounting
Linda D. Fucci                       Officer


 /s/  TERRY W. ANDRUS                Director                     March 26, 1999
------------------------------
Terry W. Andrus

 /s/  ANNE M. MAY                    Director                     March 26, 1999
------------------------------
Anne M. May


 /s/  EMIL F. WRIGHT, JR.            Director                     March 26, 1999
------------------------------
Emil F. Wright, Jr.

                      AUBURN NATIONAL BANCORPORATION, INC.

                                  EXHIBIT INDEX


        Exhibit                                                                                                      Sequentially
        Number                                                  Description                                          Numbered Page
        ------                                                  -----------                                          -------------

         3.A.            Certificate of Incorporation of Auburn National Bancorporation, Inc. *                            -

         3.B.            Bylaws of Auburn National Bancorporation, Inc. *                                                  -

          4.             Instruments  Defining the Rights of Security Holders (See Certificate of
                         Incorporation and Bylaws). *                                                                      -


         10.A.           Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. *                             -

         10.B.           Lease and Equipment Purchase Agreement, dated September 15, 1987. *                               -

          21.            Subsidiaries of Registrant                                                                       75

          23.            Consent of Accountants                                                                           76

          27.            Financial Data Schedule                                                                          77

----------------------
* Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180).