Form 10-Q
period 1999-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 1999-05-14
CIK 750574

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended   MARCH 31, 1999
                                ---------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

Commission file number     0-26486
                       ---------------

                     AUBURN NATIONAL BANCORPORATION, INC.
            (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                          63-0885779
(State or Other Jurisdiction of                         (I.R.S.Employer
Incorporation or Organization)                          Identification No.)


          165 EAST MAGNOLIA AVENUE, SUITE 203, AUBURN, ALABAMA  36830
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 1999: 3,924,573 SHARES OF COMMON STOCK, $.01 PAR
                                    -------------------------------------------
VALUE PER SHARE
---------------

Transitional Small Business Disclosure Format (check one):
YES_____    NO  X
              -----

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY


                                     INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------
Item 1   Financial Information

               Consolidated Balance Sheets as of
               March 31, 1999 and December 31, 1998                           3

               Consolidated Statements of Earnings for
               the Three Months Ended March 31, 1999 and 1998                 4

               Consolidated Statements of Changes in
               Stockholders' Equity for the Three Months Ended March 31, 1999
               and the Year Ended December 31, 1998                           5

               Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1999
               and 1998                                                       6

               Notes to Consolidated Financial Statements                     7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8


PART II. OTHER INFORMATION
----------------------------------------

Item 5   Other Events                                                        16

Item 6   Exhibits                                                            17

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

                       ASSETS                                                    3/31/99                       12/31/9
       ------------------------------------------                           --------------------        ---------------------
Cash and due from banks                                                            $ 10,160,704                  $ 9,220,225
Federal funds sold                                                                    2,200,000                      260,000
                                                                            --------------------        ---------------------
                Cash and cash equivalents                                            12,360,704                    9,480,225

Interest-earning deposits with other banks                                              700,588                      133,600
Investment securities held to maturity (fair value of $7,202,755 and
    $8,227,385 at March 31, 1999 and December 31, 1998,
     respectively):                                                                   7,100,102                    8,094,283
Investment securities available for sale                                             64,035,043                   63,585,573

Loans:
    Loans, less unearned income of $11,134 at March 31, 1999
        and $15,494 at December 31, 1998, respectively                              230,437,128                  218,686,991
    Less allowance for loan losses                                                   (2,744,803)                  (2,808,307)
                                                                            --------------------        ---------------------
                Loans, net                                                          227,692,325                  215,878,684

Premises and equipment, net                                                           3,520,894                    3,434,964
Rental property, net                                                                  1,735,391                    1,760,294
Other assets                                                                          6,088,220                    5,506,649
                                                                            --------------------        ---------------------
                TOTAL ASSETS                                                       $323,233,267                 $307,874,272
                                                                            ====================        =====================

                LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------------------------
Deposits:
  Noninterest-bearing                                                              $ 36,401,957                 $ 34,724,182
  Interest-bearing                                                                  214,962,700                  198,780,568
                                                                            --------------------        ---------------------
                Total deposits                                                      251,364,657                  233,504,750

Securities sold under agreements to repurchase                                        4,788,685                   12,944,004
Other borrowed funds                                                                 35,966,010                   31,000,458
Accrued expenses and other liabilities                                                1,940,236                    1,481,564
                                                                            --------------------        ---------------------
                TOTAL LIABILITIES                                                   294,059,588                  278,930,776

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                                    ---                          ---
  Common stock of $.01 par value; authorized 8,500,000 shares;
      issued 3,957,135 shares                                                            39,571                       39,571
  Additional paid-in capital                                                          3,707,472                    3,707,472
  Retained earnings                                                                  25,792,914                   25,077,126
  Accumulated other comprehensive income (loss)                                        (151,679)                     333,926
  Less:
  Treasury stock, 32,562 shares at March 31, 1999 and
           December 31, 1998, at cost                                                  (214,599)                    (214,599)
                                                                            --------------------        ---------------------
                TOTAL STOCKHOLDERS' EQUITY                                           29,173,679                   28,943,496
                                                                            --------------------        ---------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $323,233,267                 $307,874,272
                                                                            ====================        =====================

         See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                              -------------------------------------------------
                                                                                      1999                        1998
                                                                              ----------------------      ---------------------
INTEREST INCOME:
    Interest and fees on loans                                                 $          4,615,498        $         4,124,000
    Interest and dividends on investment securities:
        Taxable                                                                           1,137,139                    898,043
        Tax-exempt                                                                           20,905                     27,516
                                                                              ----------------------      ---------------------
            Total interest and dividends on investment securities                         1,158,044                    925,559
    Interest on federal funds sold                                                           55,872                     76,112
    Interest on interest-earning deposits with other banks                                   29,656                     27,935
                                                                              ----------------------      ---------------------
            TOTAL INTEREST INCOME                                                         5,859,070                  5,153,606

INTEREST EXPENSE:
    Interest on deposits                                                                  2,419,964                  2,375,432
    Interest on federal funds purchased and securities sold under
        agreements to repurchase                                                            166,099                     32,000
    Interest on other borrowings                                                            438,666                    218,516
                                                                              ----------------------      ---------------------
            TOTAL INTEREST EXPENSE                                                        3,024,729                  2,625,948
                                                                              ----------------------      ---------------------

            NET INTEREST INCOME                                                           2,834,341                  2,527,658
PROVISION FOR LOAN LOSSES                                                                   150,000                     86,030
                                                                              ----------------------      ---------------------
            NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           2,684,341                  2,441,628

NONINTEREST INCOME:
    Service charges on deposit accounts                                                     260,374                    206,486
    Investment securities gains/(losses), net                                                (1,944)                     7,168
    Other                                                                                   414,222                    349,125
                                                                              ----------------------      ---------------------
            TOTAL NONINTEREST INCOME                                                        672,652                    562,779

NONINTEREST EXPENSE:
    Salaries and benefits                                                                   928,514                    722,061
    Net occupancy expense                                                                   262,041                    254,117
    Other                                                                                   667,599                    642,599
                                                                              ----------------------      ---------------------
            TOTAL NONINTEREST EXPENSE                                                     1,858,154                  1,618,777

Earnings before income tax expense                                                        1,498,839                  1,385,630
Income tax expense                                                                          547,577                    532,085
                                                                              ----------------------      ---------------------

            NET EARNINGS                                                       $            951,262        $           853,545
                                                                              ======================      =====================

BASIC EARNINGS PER SHARE                                                       $               0.24        $              0.22
                                                                              ======================      =====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                       3,924,573                  3,924,573
                                                                              ======================      =====================

DIVIDENDS PER SHARE                                                            $               0.06        $              0.05
                                                                              ======================      =====================

See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE THREE MONTHS ENDED MARCH
                                   31, 1999
                                  (UNAUDITED)

                                                                                                                 ACCUMULATED
                                                                                                                   OTHER
                                                                                                 RETAINED       COMPREHENSIVE
                                                           COMMON STOCK          SURPLUS         EARNINGS          INCOME
                                                         ----------------      -----------     ------------   -----------------
BALANCE AT DECEMBER 31, 1996                               $     39,571          3,664,718      19,942,980       (146,528)

  Net earnings                                                      ---                ---       3,080,043            ---
  Cash dividends paid ($0.16 per share)                             ---                ---        (626,562)           ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                  ---                ---             ---        321,964
  Payment of Employee Stock Ownership Plan Debt                     ---                ---             ---            ---
  Sale of treasury stock (5,488 shares)                                             42,754
  Purchase of treasury stock (368 shares)                           ---                ---             ---            ---
                                                           ------------          ---------     -----------    -------------
BALANCE AT DECEMBER 31, 1997                               $     39,571          3,707,472      22,396,461        175,436

  Net earnings                                                      ---                ---       3,439,417            ---
  Cash dividends paid ($0.19 per share)                             ---                ---        (758,752)           ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                  ---                ---             ---        158,490
                                                           ------------          ---------     -----------    -------------
BALANCE AT DECEMBER 31, 1998                               $     39,571          3,707,472      25,077,126        333,926
                                                           ============          =========     ===========    =============

THROUGH MARCH 31, 1999:
-----------------------
  Net earnings                                                      ---                ---         951,262            ---
  Cash dividends paid ($0.06 per share)                             ---                ---        (235,474)           ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                  ---                ---             ---       (485,605)
                                                          -------------          ---------     -----------    -------------
BALANCE AT MARCH 31, 1999                                        39,571          3,707,472      25,792,914       (151,679)
                                                          =============          =========     ===========    =============


                                                                    EMPLOYEE STOCK
                                                                      OWNERSHIP              TREASURY
                                                                      PLAN DEBT               STOCK               TOTAL
                                                                   ---------------       --------------        -----------
BALANCE AT DECEMBER 31, 1996                                              (113,940)            (304,009)        23,082,792

  Net earnings                                                                 ---                  ---          3,080,043
  Cash dividends paid ($0.16 per share)                                        ---                  ---           (626,562)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                             ---                  ---            321,964
  Payment of Employee Stock Ownership Plan Debt                             57,006                  ---             57,006
  Sale of treasury stock (5,488 shares)                                                          98,058            140,812
  Purchase of treasury stock (368 shares)                                      ---               (8,648)            (8,648)
                                                                   ---------------       --------------        -----------
BALANCE AT DECEMBER 31, 1997                                               (56,934)            (214,599)        26,047,407

  Net earnings                                                                 ---                  ---          3,439,417
  Cash dividends paid ($0.19 per share)                                        ---                  ---           (758,752)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                          56,934                  ---            215,424
                                                                   ---------------       --------------        -----------
BALANCE AT DECEMBER 31, 1998                                                     0             (214,599)        28,943,496
                                                                   ===============       ==============        ===========

THROUGH MARCH 31, 1999:
-----------------------
  Net earnings                                                                 ---                  ---            951,262
  Cash dividends paid ($0.06 per share)                                        ---                  ---           (235,474)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                             ---                  ---           (485,605)
                                                                   ---------------       --------------        -----------
BALANCE AT MARCH 31, 1999                                                        0             (214,599)        29,173,679
                                                                   ===============       ==============        ===========


See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                                                    1999                       1998
                                                                            --------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                       $    951,262               $    853,545
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                                   142,262                    168,266
        Amortization/(accretion) of investment discounts & loan fees                     11,053                    (85,145)
        Provision for loan losses                                                       150,000                     86,030
        Loss on sale of premises & equipment                                              7,600                        ---
        (Increase)/decrease in interest receivable                                     (153,194)                   139,359
        (Increase)/decrease in other assets                                            (335,674)                    99,659
        (Decrease)/increase in interest payable                                         (44,971)                     1,588
        Increase/(decrease) in other liabilities                                        726,261                   (196,978)
                                                                            --------------------      ---------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,454,599                  1,066,324
                                                                            --------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                                     990,390                  1,174,989
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                                 6,707,902                  1,624,449
    Purchases of investment securities available for sale                            (7,973,975)                (7,002,277)
    Net increase in loans                                                           (11,963,641)                (5,447,989)
    Purchases of premises and equipment                                                (207,340)                   (53,363)
    Proceeds from sale of premises and equipment                                          4,866                        ---
    Purchases of rental property                                                            ---                    (16,490)
    Net increase in interest-bearing deposits with
        other banks                                                                    (566,988)                (1,638,430)
                                                                            --------------------      ---------------------
            NET CASH USED IN INVESTING ACTIVITIES                                   (13,008,786)               (11,359,111)
                                                                            --------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in non-interest bearing deposits,
        NOW accounts and savings accounts                                            21,027,756                  5,632,435
    Net decrease in certificates of deposit                                          (3,167,849)                (3,089,577)
    Net (decrease)/increase in securities sold under agreements
        to repurchase                                                                (8,155,319)                 1,762,971
    Net increase in borrowings from FHLB                                              4,970,438                  9,970,438
    Net decrease in other long-term debt                                                 (4,886)                    (4,328)
    Dividends paid                                                                     (235,474)                  (183,148)
                                                                            --------------------      ---------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                14,434,666                 14,088,791
                                                                            --------------------      ---------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             2,880,479                  3,796,004
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      9,480,225                 14,883,412
                                                                            --------------------      ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 12,360,704               $ 18,679,416
                                                                            ====================      =====================


Supplemental information on cash payments:
        Interest paid                                                              $  3,069,700               $  2,624,360
                                                                            ====================      =====================

        Income taxes paid                                                          $    167,064               $    248,198
                                                                            ====================      =====================

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999


NOTE 1 - GENERAL

         The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended
31, 1998.


NOTE 2 - COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended March 31, 1999 was $466,000 compared to $837,000 for the three months ended March 31, 1998.


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


NOTE 4 - ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 is effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 1999. The Company does not believe the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 1999 and 1998.

SUMMARY

         Net income of $951,000 for the quarter ended March 31, 1999 represented an increase of $97,000 (11.4%) from the Company's net income of $854,000 for the same period of 1998. Basic income per share increased $0.02 (9.1%) to $0.24 during the first quarter of 1999 from $0.22 for the first quarter of 1998. During the three month period ended March 31, 1999 compared to the same period of 1998, the Company experienced increases in net interest income, noninterest income, provision for loan losses and noninterest expense due to continued growth of the Company. The net yield on total interest-earning assets was 7.83% for the three months ended March 31, 1999 compared to 8.32% for the three months ended March 31, 1998. The decrease in the net yield on interest-earning assets is due to a decrease in the yield of total loans, net of unearned income, investments securities, interest-bearing deposits with other banks and federal funds sold. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

         Total assets of $323,233,000 at March 31, 1999 reflected an increase of $15,359,000 (5.0%) over total assets of $307,874,000, at December 31, 1998.
This increase resulted primarily from increases in total loans, net of unearned income, federal funds sold and investment securities available for sale. This was offset by a decrease in investment securities held to maturity.


FINANCIAL CONDITION

         INVESTMENT SECURITIES AND FEDERAL FUNDS SOLD

         Investment securities held to maturity were $7,100,000 and $8,094,000 at March 31, 1999 and December 31, 1998, respectively. This decrease of $994,000 (12.3%) resulted from scheduled paydowns and calls of principal amounts. The increase of $449,000 (0.7%) in investment securities available for sale to $64,035,000 at March 31, 1999 from $63,586,000 at December 31, 1998, reflects an increase in U.S. government agency securities offset by a decrease in mortgage backed securities and a decline in the overall market value. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning.

         Federal funds sold increased $1,940,000 (746.2%) to $2,200,000 at March 31, 1999 from $260,000 at December 31, 1998. These fluctuations reflect normal activity in the Bank's funds management efforts.

         LOANS

         Total loans, net of unearned income, of $230,437,000 at March 31, 1999 reflected an increase of $11,750,000 (5.4%) compared to the total loans of $218,687,000, net of unearned income, at December 31, 1998. In addition, the Bank experienced growth in its commercial, financial and agricultural loans and commercial real estate construction loans during the first three months of 1999 due to strong customer demand and a stable local market. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 30.19%, 29.85% and 27.88% of the Bank's total loans, net of unearned income at March 31, 1999, respectively. The net yield on loans was 8.40% for the three months ended March 31, 1999 compared to 8.93% for the three months ended March 31, 1998. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

         ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance and the appropriate provision required to maintain the allowance at a level considered adequate to absorb inherent loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for credit losses.

         The allowance for loan losses was $2,745,000 at March 31, 1999. Management believes that this level of allowance (1.19% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

         During the first three months of 1999, the Bank made $150,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio. For the three months ended March 31, 1999, the Bank had charge-offs of $233,000 and recoveries of $20,000.

         Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, and accruing loans 90 days or more past due were $4,659,000 at March 31, 1999 compared to $4,897,000 at December 31, 1998. During
1998, management's assessment of the credit quality of the loan portfolio indicated deterioration of a large individual credit such that management's estimate of the necessary level of the allowance increased. This credit is included in nonaccrual loans and the relationship continues to be monitored as part of the Bank's overall credit administration procedures.

         Other potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At March 31, 1999, 70 loans totaling $2,441,000, or 1.06% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 77 loans totaling $2,654,000, or 1.21% of total loans outstanding, net of unearned income, at December 31, 1998. At March 31, 1999 and December 31, 1998, respectively, the amount of impaired loans were $4,098,000, which included 3 loans to the same borrower resulting from the relationship mentioned above.

         DEPOSITS

         Total deposits increased $17,860,000 (7.7%) to $251,365,000 at March 31, 1999, as compared to $233,505,000 at December 31, 1998. Noninterest-bearing deposits increased $1,678,000 (4.8%) during the first three months of 1999 while total interest-bearing deposits also increased $16,182,000 (8.1%) to $214,963,000 at March 31, 1999 from $198,781,000 at December 31, 1998. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 4.65% for the three months ended March 31, 1999 compared to 5.00% for the same period of 1998. During the first three months of 1999, the Bank experienced an significant increase in money market accounts of $15,776,000 (37.3%) and NOW accounts $3,072,000 (14.2%). These increases were offset by a decrease in certificates of deposits less than $100,000 of $3,238,000 (4.5%) during the first three months of 1999. The significant increase in money market accounts is due to a $10 million increase in public funds. The Company considers the other shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

         CAPITAL RESOURCES AND LIQUIDITY

         The Company's consolidated stockholders' equity was $29,174,000 at March 31, 1999, compared to $28,943,000 at December 31, 1998. This represents an increase of $231,000 (0.8%) during the first three months of 1999. Net earnings for the first three months of 1999 exceeds net earnings for the same period of 1998. In addition, the Company experienced a change in accumulated other comprehensive income to a loss of $152,000 at March 31, 1999 from a gain of $334,000 at December 31, 1998. During the first three months of 1999, cash dividends of $235,000, or $0.06 per share, were declared on Common Stock, compared to $183,000, or $0.05 per share for the first three months of 1998.

         The Company's Tier 1 leverage ratio was 9.07%, Tier I risk-based capital ratio was 12.90% and Total risk-based capital ratio was 14.10% at March 31, 1999. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

         The primary source of liquidity during the first three months of 1999 is through investment securities sold under agreements to repurchase, and additional advances from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $35,728,000, leaving credit available, net of advances drawn down, of approximately $14,272,000 at March 31, 1999.

         Net cash provided by operating activities of $1,455,000 for the three months ended March 31, 1999, consisted primarily of net earnings. Net cash used in investing activities of $13,009,000 funded loan growth and investment securities available for sale purchases of $11,964,000 and $7,974,000, respectively, offset by proceeds from sales, maturities, calls and paydowns of investment securities available for sale of $6,708,000. The $14,435,000 in net cash provided by financing activities resulted primarily from increases of $21,028,000 in non-interest bearing deposits, NOW accounts and savings accounts offset by a net decrease in securities sold under agreements to purchase of $8,155,000.

         INTEREST RATE SENSITIVITY MANAGEMENT

         At March 31, 1999, interest sensitive assets that repriced or matured within the next 12 months were $149,905,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $154,429,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $4,524,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 97.1%. This compares to a twelve month cumulative GAP position at December 31, 1998, of a negative $31,480 and a GAP ratio of 79.0%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at March 31, 1999, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over 12 months.


RESULTS OF OPERATIONS

         NET INCOME

         Net income increased $97,000 (11.4%) to $951,000 for the three month period ended March 31, 1999 compared to $854,000 for the same period of 1998. Basic income per share was $0.24 and $0.22 for the first quarter of 1999 and 1998, respectively, an increase of 9.1%. During the three month period ended March 31, 1999 compared to the same period of 1998, the Company experienced increases in net interest income, noninterest income, provision for loan losses and noninterest expense due to continued growth of the Company.


         NET INTEREST INCOME

         Net interest income was $2,834,000 for the first quarter of 1999. The increase of $306,000 (12.1%) over $2,528,000 for the same period of 1998, resulted primarily from the increase in interest and fees on loans and interest and dividends from investment securities offset by increases in interest on deposits and interest on other borrowings. Such increases resulted from overall growth in the Company's average interest-earning assets offset by a decrease in net taxable yield on the Company's interest-earning assets during the first three months of 1999 compared to the same period of 1998. During the first quarter of 1999, the Company's GAP position became less liability sensitive to changes in interest rates as compared to December 31, 1998. The Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

         INTEREST INCOME

         Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $5,859,000 and $5,154,000 for the three months ended March 31, 1999 and 1998, respectively. This represents an increase of $705,000 (13.7%) for the first quarter of 1999. This change for the first three months of 1999 resulted as the average volume of interest earning assets outstanding increased $51,902,000 (20.6%) over the same period of 1998, while the Company's yield on interest earning assets decreased 49 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

         Loans are the main component of the Bank's earning assets. Interest and fees on loans were $4,615,000 and $4,124,000 for the first quarter of 1999 and 1998, respectively. This reflects an increase of $491,000 (11.9%) during the three months ended March 31, 1999 over the same period of 1998. The average volume of loans increased $35,529,000 (19.0%) as of March 31, 1999 compared to the same period of 1998, while the Company's yield on loans decreased 53 basis points comparing these same periods.

         For the three month period ended March 31, 1999, interest income on investment securities increased $232,000 (25.1%) to $1,158,000 from $926,000 for the same period of 1998. The Company's average volume of investment securities increased by $16,028,000 (27.9%) for the first three months of 1999, compared to the same period of 1997, while the net yield on these average balances decreased 19 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

         INTEREST EXPENSE

         Total interest expense increased $399,000 (15.2%) to $3,025,000 for the first quarter of 1999 compared to $2,626,000 for the same period of 1998. This change resulted as the Company's average interest-bearing liabilities increased 22.6% while the rates paid on these liabilities decreased 30 basis points during the first three months of 1999 compared to the same period of 1998. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

         Interest on deposits, the primary component of total interest expense, increased $45,000 (1.9%) to $2,420,000 for the first quarter of 1999 compared to $2,375,000 for the same period of 1998. The increase for the three month period ended March 31, 1999 is due to a 9.6% increase in the average volume offset by a 35 basis point decrease in the rate paid on interest-bearing deposits.

         Interest expense on other borrowed funds, was $439,000 and $219,000 for the first quarter of 1999 and 1998, respectively. This represents an increase of $220,000 or 100.5%. This increase for the three month period ended March 31, 1999 is due to a 118.6% increase in the average volume offset by a 46 basis point decrease in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.


         PROVISION FOR LOAN LOSSES

         The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $150,000 for the three months ended March 31, 1999 compared to $86,000 for the three months ended March 31, 1998. The increase in the provision for loan losses during the first three months of 1999 compared to the same period of 1998, is to reflect the significant growth in the loan portfolio. See "---Allowance for Loan Losses AND RISK ELEMENTS."


         NONINTEREST INCOME

         Noninterest income increased $110,000 (19.5%) to $673,000 for the first quarter of 1999 from $563,000 for the same period of 1998. This increase for the first quarter is due to increases in service charges on deposit accounts and other nointerest income offset by a $2,000 loss on investment securities.

         Service charges on deposit accounts for the first quarter of 1999 increased $54,000 (26.2%) to $260,000 from $206,000 for the first quarter of 1998. These increases are primarily due to increases in nonsufficient funds and overdraft charges.

         Other noninterest income increased $65,000 (18.6%) to $414,000 for the first quarter of 1999 from $349,000 for the same period of 1998. This increase primarily resulted from an increase in Mastercard/VISA discounts and fees due to the Auburn University's acceptance of Mastercard/VISA for tuition and an increase in stock dividends from stock owned in other companies.

         NONINTEREST EXPENSE

         Total noninterest expense was $1,858,000 and $1,619,000 for the first quarter of 1999 and 1998, respectively, representing an increase of $239,000 or 14.8%. This increase was due to increases in salaries and benefits expense, net occupancy expense and other noninterest expense.

         Salaries and benefits expense was $929,000 and $722,000 for the three months ended March 31, 1999 and 1998, respectively. This represents an increase of $207,000 (28.7%) in the first quarter of 1999 compared to the first quarter of 1998. This increase is primarily due to the increase in overall employee levels from the same period of 1998.

         Net occupancy expense was $262,000 and $254,000 for the first quarter of 1999 and 1998, respectively, representing an increase of $8,000 or 3.2%. The increase is primarily due to increases in lease payments for computer equipment, lease payments on building due to the addition of the Wal-Mart branch and depreciation on furniture and equipment offset by a decrease in small furniture and equipment purchases.

         For the first quarter of 1999, other noninterest expense increased $25,000 (3.9%) to $668,000 from $643,000 for the first quarter of 1998. This increase is mainly due to the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above.

         Income taxes

         Income tax expense was $548,000 and $532,000 for the first quarter of 1999 and 1998, respectively. These levels represent an effective tax rate on pre-tax earnings of 36.6% for the three months ended March 31, 1999 and 38.4% for the same period of 1998.

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

         The total cost of the Year 2000 project is estimated not to exceed $250,000, of which $100,750 was expensed through 1998, and the remaining expenses are estimated to be funded through operating cash flows. Contingency Plans have been developed to ensure direction in the event a non-compliant system or component is detected. The Company currently has in place a disaster recovery plan. A business resumption plan and a remediation plan have been developed based upon certain circumstances. Part of the business resumption plan includes an agreement with a third-party vendor which would enable the Bank to use the third-parties' computer systems as a worst case scenario. These plans will provide the Company direction in the event an unforeseen circumstance arises due to the Year 2000. The Bank has held Year 2000 Customer Awareness Seminars, mailed Year 2000 information to all customers, requested copies of the status of loan customers' Year 2000 plan and examined all large loan customers for potential impacts on the customer's creditworthiness. All plans will be finalized and implemented by September 30, 1999.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES TAXABLE EQUIVALENT BASIS

                                                                              THREE MONTHS ENDED MARCH 31,
                                                         ---------------------------------------------------------------------
                                                                         1999                                1998
                                                         -----------------------------------   -------------------------------
                                                            AVERAGE                  YIELD/     AVERAGE               YIELD/
                           ASSETS                           BALANCE     INTEREST      RATE      BALANCE    INTEREST    RATE
           -------------------------------------         ----------     --------     ------    ---------   --------  ---------
                                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans, net of unearned income (1)                    $  222,755       4,615      8.40%      187,226    4,124       8.93%
    Investment securities:
        Taxable                                              71,785       1,137      6.42%       55,583      898       6.55%
        Tax-exempt (2)                                        1,689          32      7.64%        1,863       42       9.24%
                                                         -----------------------               ------------------
                Total investment securities                  73,474       1,169      6.45%       57,446      940       6.64%
    Federal funds sold                                        4,993          56      4.55%        5,634       76       5.47%
    Interest-bearing deposits with other banks                2,650          30      4.59%        1,664       28       6.82%
                                                         -----------------------               ------------------
                Total interest-earning assets               303,872       5,870      7.83%      251,970    5,168       8.32%
Allowance for loan losses                                    (2,863)                             (2,170)
Cash and due from banks                                       8,925                               7,682
Premises and equipment                                        3,509                               3,515
Rental property, net                                          1,751                               1,787
Other assets                                                  5,675                               4,065
                                                         -----------                           ---------
                Total assets                             $  320,869                             266,849
                                                         ===========                           =========

            LIABILITIES & STOCKHOLDERS' EQUITY
           -------------------------------------

Interest-bearing liabilites:
    Deposits:
        Demand                                           $   24,758         139      2.28%       21,012      110       2.12%
        Savings and money market                             62,749         631      4.08%       61,982      695       4.55%
        Certificates of deposits less than $100,000          71,370       1,027      5.84%       71,554    1,084       6.14%
        Certificates of deposits and other time
         deposits of $100,000 or more                        52,208         623      4.84%       38,046      486       5.18%
                                                         -----------------------               ------------------
            Total interest-bearing deposits                 211,085       2,420      4.65%      192,594    2,375       5.00%
    Federal funds purchased and securities sold under
         agreements to repurchase                            13,439         166      5.01%        2,308       32       5.62%
    Other borrowed funds                                     32,928         439      5.41%       15,066      218       5.87%
    Employee stock ownership plan debt                            0           0      0.00%           56        1       7.14%
                                                         -----------------------               ------------------
            Total interest-bearing liabilities              257,452       3,025      4.77%      210,024    2,626       5.07%
Noninterest-bearing deposits                                 31,963                              28,385
Accrued expenses and other liabilities                        2,166                               2,165
Stockholders' equity                                         29,288                              26,275
                                                         -----------                           ---------
            Total liabilities and stockholders' equity   $  320,869                             266,849
                                                         ===========                           =========
Net interest income                                                      $2,845                            2,542
                                                                      ==========                        =========
Net yield on total interest-earning assets                                           3.80%                             4.09%
                                                                                 ==========                         =========

________________
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                                  SIGNATURES


         In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AUBURN NATIONAL BANCORPORATION, INC.
                                      (Registrant)



Date:          May 14, 1999                      By: /s/ E. L. Spencer, Jr.
     -------------------------------                ------------------------
                                                    E. L. Spencer, Jr.
                                                    President, Chief Executive
                                                    Officer and Director



Date:          May 14, 1999                      By: /s/ Linda D. Fucci
     -------------------------------                --------------------------
                                                    Linda D. Fucci
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer

PART II  OTHER INFORMATION


ITEM 5.  OTHER EVENTS

         The proxy statement solicited by the Company's Board of Directors with respect to the Company's 2000 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 27, 2000.

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

---------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.

 (b)  Reports filed on Form 8-K for the quarter ended March 31, 1999:

          none