Form 10-Q
period 1999-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 1999-08-12
CIK 750574

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended   June 30, 1999
                              -------------------

    [ ]     Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________


Commission file number         0-26486
                      ------------------------

                      Auburn National Bancorporation, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      63-0885779
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 30, 1999: 3,924,573 shares of common stock, $.01 par
                                    ------------------------------------------
value per share
---------------

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                         PAGE
-------------------------------------------------------------------------------------------
Item 1   Financial Information

                  Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                                     3

                  Consolidated Statements of Earnings for
                  the Three Months and Six Months Ended
                  June 30, 1999 and 1998                                                  4

                  Consolidated Statements of Changes in
                  Stockholders' Equity for the Six Months Ended June 30, 1999
                  and the Year Ended December 31, 1998 and 1997                           5

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 1999
                  and 1998                                                                6

                  Notes to Consolidated Financial Statements                              7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        8



PART II.  OTHER INFORMATION
------------------------------------------------

Item 5   Other Events                                                                    16

Item 6   Exhibits                                                                        17

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998
                                   (Unaudited)

                        ASSETS                                                    6/30/99                12/31/98
               ------------------------                                       ---------------        ---------------
Cash and due from banks                                                         $ 11,665,979            $ 9,220,225
Federal funds sold                                                                 4,015,000                260,000
                                                                             ---------------        ---------------
           Cash and cash equivalents                                              15,680,979              9,480,225

Interest-earning deposits with other banks                                         2,163,839                133,600
Investment securities held to maturity (fair value of $6,692,179 and
    $8,227,385 at June 30, 1999 and December 31, 1998,
     respectively):                                                                6,698,605              8,094,283
Investment securities available for sale                                          59,666,228             63,585,573

Loans:
    Loans, less unearned income of $10,449 at June 30, 1999
        and $15,494 at December 31, 1998, respectively                           250,341,969            218,686,991
    Less allowance for loan losses                                                (2,812,499)            (2,808,307)
                                                                              ---------------        ---------------
                Loans, net                                                       247,529,470            215,878,684

Premises and equipment, net                                                        3,481,925              3,434,964
Rental property, net                                                               1,716,401              1,760,294
Other assets                                                                       6,899,503              5,506,649
                                                                              ---------------        ---------------
                Total assets                                                    $343,836,950           $307,874,272
                                                                              ===============        ===============

                           LIABILITIES & STOCKHOLDERS' EQUITY
                           ----------------------------------
Deposits:
  Noninterest-bearing                                                           $ 40,196,006           $ 34,724,182
  Interest-bearing                                                               233,153,386            198,780,568
                                                                              ---------------        ---------------
                Total deposits                                                   273,349,392            233,504,750

Securities sold under agreements to repurchase                                     3,300,004             12,944,004
Other borrowed funds                                                              35,931,075             31,000,458
Accrued expenses and other liabilities                                             2,007,817              1,481,564
                                                                              ---------------        ---------------
                Total liabilities                                                314,588,288            278,930,776

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                                 ---                    ---
  Common stock of $.01 par value; authorized 8,500,000 shares;
      issued 3,957,135 shares                                                         39,571                 39,571
  Additional paid-in capital                                                       3,707,472              3,707,472
  Retained earnings                                                               26,529,827             25,077,126
  Accumulated other comprehensive income (loss)                                     (813,609)               333,926
  Less:
  Treasury stock, 32,562 shares at June 30, 1999 and
           December 31, 1998, at cost                                               (214,599)              (214,599)
                                                                              ---------------        ---------------
                Total stockholders' equity                                        29,248,662             28,943,496
                                                                              ---------------        ---------------

                Total liabilities and stockholders' equity                      $343,836,950           $307,874,272
                                                                              ===============        ===============

             See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                       Consolidated Statements of Earnings
        For The Three Months and Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                         Three Months Ended June 30,
                                                                                   ----------------------------------------
                                                                                         1999                   1998
                                                                                   ------------------     -----------------
Interest income:
    Interest and fees on loans                                                            $5,012,596            $4,349,754
    Interest and dividends on investment securities:
        Taxable                                                                            1,062,297               905,273
        Tax-exempt                                                                            19,757                24,641
                                                                                   ------------------     -----------------
            Total interest and dividends on investment securities                          1,082,054               929,914
    Interest on federal funds sold                                                            58,569                72,066
    Interest on interest-bearing deposits with other banks                                    23,853                33,819
                                                                                   ------------------     -----------------
            Total interest income                                                          6,177,072             5,385,553

Interest expense:
    Interest on deposits                                                                   2,592,863             2,392,717
    Interest on federal funds purchased and securities sold under
        agreements to repurchase                                                              46,428                42,756
    Interest on other borrowings                                                             501,738               311,121
                                                                                   ------------------     -----------------
            Total interest expense                                                         3,141,029             2,746,594
                                                                                   ------------------     -----------------

            Net interest income                                                            3,036,043             2,638,959
Provision for loan losses                                                                    182,017               390,000
                                                                                   ------------------     -----------------
            Net interest income after provision for loan losses                            2,854,026             2,248,959

Noninterest income:
    Service charges on deposit accounts                                                      285,513               238,864
    Investment securities gains/(losses), net                                                  8,117                  (308)
    Other                                                                                    434,376               357,397
                                                                                   ------------------     -----------------
            Total noninterest income                                                         728,006               595,953

Noninterest expense:
    Salaries and benefits                                                                    905,046               756,875
    Net occupancy expense                                                                    290,652               248,015
    Other                                                                                    850,617               670,891
                                                                                   ------------------     -----------------
            Total noninterest expense                                                      2,046,315             1,675,781

Earnings before income tax expense                                                         1,535,717             1,169,131
Income tax expense                                                                           563,329               515,851
                                                                                   ------------------     -----------------

            Net earnings                                                                    $972,388              $653,280
                                                                                   ==================     =================

Basic earnings per share                                                                       $0.25                 $0.17
                                                                                   ==================     =================

Weighted average shares outstanding                                                        3,924,573             3,924,573
                                                                                   ==================     =================

Dividends per share                                                                           $ 0.06                $ 0.04
                                                                                   ==================     =================

                                                                                           Six Months Ended June 30,
                                                                                   ------------------------------------------
                                                                                         1999                    1998
                                                                                   ------------------     -------------------
Interest income:
    Interest and fees on loans                                                            $9,628,094              $8,473,754
    Interest and dividends on investment securities:
        Taxable                                                                            2,199,436               1,803,316
        Tax-exempt                                                                            40,662                  52,157
                                                                                   ------------------     -------------------
            Total interest and dividends on investment securities                          2,240,098               1,855,473
    Interest on federal funds sold                                                           114,441                 148,178
    Interest on interest-bearing deposits with other banks                                    53,509                  61,754
                                                                                   ------------------     -------------------
            Total interest income                                                         12,036,142              10,539,159

Interest expense:
    Interest on deposits                                                                   5,012,827               4,768,149
    Interest on federal funds purchased and securities sold under
        agreements to repurchase                                                             212,527                  74,756
    Interest on other borrowings                                                             940,404                 529,637
                                                                                   ------------------     -------------------
            Total interest expense                                                         6,165,758               5,372,542
                                                                                   ------------------     -------------------

            Net interest income                                                            5,870,384               5,166,617
Provision for loan losses                                                                    332,017                 476,030
                                                                                   ------------------     -------------------
            Net interest income after provision for loan losses                            5,538,367               4,690,587

Noninterest income:
    Service charges on deposit accounts                                                      545,887                 445,350
    Investment securities gains/(losses), net                                                  6,173                   6,860
    Other                                                                                    848,598                 706,522
                                                                                   ------------------     -------------------
            Total noninterest income                                                       1,400,658               1,158,732

Noninterest expense:
    Salaries and benefits                                                                  1,833,560               1,478,936
    Net occupancy expense                                                                    552,693                 502,132
    Other                                                                                  1,518,216               1,313,490
                                                                                   ------------------     -------------------
            Total noninterest expense                                                      3,904,469               3,294,558

Earnings before income tax expense                                                         3,034,556               2,554,761
Income tax expense                                                                         1,110,906               1,047,936
                                                                                   ------------------     -------------------

            Net earnings                                                                  $1,923,650              $1,506,825
                                                                                   ==================     ===================

Basic earnings per share                                                                       $0.49                   $0.38
                                                                                   ==================     ===================

Weighted average shares outstanding                                                        3,924,573               3,924,573
                                                                                   ==================     ===================

Dividends per share                                                                           $ 0.12                  $ 0.09
                                                                                   ==================     ===================

See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE SIX MONTHS
                              ENDED JUNE 30, 1999
                                   (Unaudited)

                                                                                                               Accumulated
                                                                            Additional                            Other
                                                                              Paid-In          Retained        Comprehensive
                                                           Common Stock       Capital          Earnings        Income/(Loss)
                                                           ------------     ----------         --------        -------------
Balance at December 31, 1996                                $   39,571       3,664,718        19,942,980         (146,528)

  Net earnings                                                     ---             ---         3,080,043              ---
  Cash dividends paid ($0.16 per share)                            ---             ---          (626,562)             ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                 ---             ---               ---          321,964
  Payment of Employee Stock Ownership Plan Debt                    ---             ---               ---              ---
  Sale of treasury stock (5,488 shares)                                         42,754
  Purchase of treasury stock (368 shares)                          ---             ---               ---              ---
                                                              ---------    ------------     -------------    -------------
Balance at December 31, 1997                                $   39,571       3,707,472        22,396,461          175,436

  Net earnings                                                     ---             ---         3,439,417              ---
  Cash dividends paid ($0.19 per share)                            ---             ---          (758,752)             ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                 ---             ---               ---          158,490
  Payment of Employee Stock Ownership Plan Debt                    ---             ---               ---              ---
                                                              ---------    ------------     -------------    -------------
Balance at December 31, 1998                                $   39,571       3,707,472        25,077,126          333,926
                                                              =========    ============     =============    =============

Through JUNE 30, 1999:
  Net earnings                                                     ---             ---         1,923,650              ---
  Cash dividends paid ($0.12 per share)                            ---             ---          (470,949)             ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                 ---             ---               ---       (1,147,535)
                                                              ---------    ------------     -------------    -------------
Balance at June 30, 1999                                    $   39,571       3,707,472        26,529,827         (813,609)
                                                              =========    ============     =============    =============

                                                              Employee Stock
                                                                 Ownership        Treasury
                                                                 Plan debt          Stock         Total
                                                              --------------      --------        -----

Balance at December 31, 1996                                     (113,940)        (304,009)     23,082,792

  Net earnings                                                        ---              ---       3,080,043
  Cash dividends paid ($0.16 per share)                               ---              ---        (626,562)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                    ---              ---         321,964
  Payment of Employee Stock Ownership Plan Debt                    57,006              ---          57,006
  Sale of treasury stock (5,488 shares)                                             98,058         140,812
  Purchase of treasury stock (368 shares)                             ---           (8,648)         (8,648)
                                                               -----------     ------------     ----------
Balance at December 31, 1997                                      (56,934)        (214,599)     26,047,407

  Net earnings                                                        ---              ---       3,439,417
  Cash dividends paid ($0.19 per share)                               ---              ---        (758,752)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                    ---              ---         158,490
  Payment of Employee Stock Ownership Plan Debt                    56,934              ---          56,934
                                                               -----------     ------------     ----------
Balance at December 31, 1998                                            0         (214,599)     28,943,496
                                                               ===========     ============     ==========

Through JUNE 30, 1999:
  Net earnings                                                        ---              ---       1,923,650
  Cash dividends paid ($0.12 per share)                               ---              ---        (470,949)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                    ---              ---      (1,147,535)
                                                               -----------     ------------     ----------
Balance at June 30, 1999                                                0         (214,599)     29,248,662
                                                               ===========     ============     ==========

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For The Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                          1999                     1998
                                                                                 --------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                           $1,923,650                 $1,506,825
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                                     294,971                    343,313
        Amortization/(accretion) of investment discounts & loan fees                       34,061                   (176,079)
        Provision for loan losses                                                         332,017                    476,030
        Loss on sale of premises & equipment                                               56,019                        ---
        Increase in interest receivable                                                  (560,117)                  (175,543)
        Increase in other assets                                                         (309,421)                  (285,811)
        Increase in interest payable                                                      162,605                    111,644
        Increase/(decrease) in other liabilities                                          586,266                   (548,496)
                                                                              --------------------      ---------------------
            Net cash provided by operating activities                                   2,520,051                  1,251,883
                                                                              --------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                                     1,388,832                  2,331,492
    Purchases of investment securities held to maturity                                       ---                   (425,000)
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                                  12,845,609                  4,979,929
    Proceeds from sale of investment securities available for sale                            ---                  4,970,457
    Purchases of investment securities available for sale                             (10,866,037)               (21,355,538)
    Net increase in loans                                                             (31,982,803)               (18,015,403)
    Purchases of premises and equipment                                                  (335,605)                   (99,114)
    Proceeds from sale of premises and equipment                                            5,706                        ---
    Purchases of rental property                                                           (5,070)                   (44,214)
    Net increase in interest-bearing deposits with
        other banks                                                                    (2,030,239)                  (483,703)
                                                                              --------------------      ---------------------
            Net cash used in investing activities                                     (30,979,607)               (28,141,094)
                                                                              --------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase/(decrease) in non-interest bearing deposits,
        NOW accounts and savings accounts                                              33,366,239                 (1,003,835)
    Net increase in certificates of deposit                                             6,478,403                  5,869,957
    Net (decrease)/increase in securities sold under agreements
        to repurchase                                                                  (9,644,000)                 2,785,794
    Net increase in borrowings from FHLB                                                4,940,876                 19,940,876
    Net decrease in other long-term debt                                                  (10,259)                    (9,130)
    Dividends paid                                                                       (470,949)                  (366,294)
                                                                              --------------------      ---------------------
            Net cash provided by financing activities                                  34,660,310                 27,217,368
                                                                              --------------------      ---------------------

Net increase in cash and cash equivalents                                               6,200,754                    328,157
Cash and cash equivalents at beginning of period                                        9,480,225                 14,883,412
                                                                              --------------------      ---------------------
Cash and cash equivalents at end of period                                            $15,680,979                $15,211,569
                                                                              ====================      =====================


Supplemental information on cash payments:
        Interest paid                                                                  $6,003,153                 $5,260,897
                                                                              ====================      =====================

        Income taxes paid                                                              $1,008,821                 $1,212,147
                                                                              ====================      =====================

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBISIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 1999


Note 1 - General

         The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.



Note 2 - Comprehensive Income

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended June 30, 1999 was $310,000 compared to $655,000 for the three months ended June 30, 1998. Total comprehensive income for the six months ended June 30, 1999 was $776,000 compared to $1,492,000 for the six months ended June 30, 1998.


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

Note 4 - Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement 137). Statement 137 is effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 2000.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 was effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 1999. This effective date of this statement is superceded by Statement 137 mentioned above. The Company does not know if the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 1999 and 1998.

Summary

         Net income of $972,000 for the quarter ended June 30, 1999 represented an increase of $319,000 (48.9%) from the Company's net income of $653,000 for the same period of 1998. Basic income per share increased $0.08 (47.1%) to $0.25 during the second quarter of 1999 from $0.17 for the second quarter of 1998. Net income increased $417,000 (27.7%) to $1,924,000 for the six month period ended June 30, 1999 compared to $1,507,000 for the same period of 1998. During the six month period ended June 30, 1999 compared to the same period of 1998, the Company experienced increases in net interest income, noninterest income and noninterest expense due to the continued growth of the Company offset by a decrease in provision for loan losses due to $300,000 additional provision for loan losses in the second quarter of 1998. The net yield on total interest-earning assets was 7.85% for the six months ended June 30, 1999 compared to 8.28% for the six months ended June 30, 1998. The decrease in the net yield on interest-earning assets is due to a decrease in the yield of total loans, net of unearned income, investment securities, interest-bearing deposits with other banks and federal funds sold. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Total assets of $343,837,000 at June 30, 1999 reflected an increase of $35,963,000 (11.7%) over total assets of $307,874,000, at December 31, 1998.
This increase resulted primarily from increases in total loans, net of unearned income, federal funds sold. This was offset by a decrease in investment securities available for sale and investment securities held to maturity.


Financial Condition

         Investment Securities and Federal Funds Sold

         Investment securities held to maturity were $6,699,000 and $8,094,000 at June 30, 1999 and December 31, 1998, respectively. This decrease of $1,395,000 (17.2%) resulted from scheduled paydowns and calls of principal amounts. The decrease of $3,920,000 (6.2%) in investment securities available for sale to $59,666,000 at June 30, 1999 from $63,586,000 at December 31, 1998, reflects an increase in U.S. government agency securities offset by a decrease in mortgage backed securities and CMOs. The decrease is also the result of a decline in the overall market value. The shift into investment securities available for sale is a deliberate move by management to maintain flexibility in its liquidity planning.

         Federal funds sold increased  $3,755,000  (1,444.2%) to $4,015,000 at
June 30, 1999 from $260,000 at December 31, 1998. These fluctuations reflect normal activity in the Bank's funds management efforts.

         Loans

         Total loans, net of unearned income, of $250,342,000 at June 30, 1999 reflected an increase of $31,655,000 (14.5%) compared to the total loans of $218,687,000, net of unearned income, at December 31, 1998. In addition, the Bank primarily experienced growth in its commercial, financial and agricultural loans, commercial real estate construction loans, residential real estate construction loans and commercial real estate loans during the first six months of 1999 due to strong customer demand and a stable local market. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 32.13%, 30.60% and 33.26% of the Bank's total loans, net of unearned income at June 30, 1999, respectively. The net yield on loans was 8.39% for the six months ended June 30, 1999 compared to 8.90% for the six months ended June 30, 1998. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

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

         The allowance for loan losses was $2,812,000 at June 30, 1999. Management believes that this level of allowance (1.12% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio.

         During the first six months of 1999, the Bank made $332,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio. For the six months ended June 30, 1999, the Bank had charge-offs of $372,000 and recoveries of $44,000.

         Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, and accruing loans 90 days or more past due were $4,824,000 at June 30, 1999 compared to $4,897,000 at December 31, 1998. During
1998, management's assessment of the credit quality of the loan portfolio indicated deterioration of a large individual credit such that management's estimate of the necessary level of the allowance increased. This credit is included in nonaccrual loans and the relationship continues to be monitored as part of the Bank's overall credit administration procedures.

         Other potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At June 30, 1999, 84 loans totaling $3,897,000, or 1.56% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 77 loans totaling $2,654,000, or 1.21% of total loans outstanding, net of unearned income, at December 31, 1998. At June 30, 1999 and December 31, 1998, respectively, the amount of impaired loans were $4,098,000, which included 3 loans to the same borrower resulting from the relationship mentioned above.

         Deposits

         Total deposits increased $39,844,000 (17.1%) to $273,349,000 at June 30, 1999, as compared to $233,505,000 at December 31, 1998. Noninterest-bearing deposits increased $5,472,000 (15.8%) during the first six months of 1999 while total interest-bearing deposits also increased $34,372,000 (17.3%) to $233,153,000 at June 30, 1999 from $198,781,000 at December 31, 1998. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 4.63% for the six months ended June 30, 1999 compared to 5.00% for the same period of 1998. During the first six months of 1999, the Bank experienced a significant increase in money market accounts of $22,037,000 (52.1%), NOW accounts of $5,048,000 (23.4%) and certificates of deposits greater than $100,000 of $8,725,000 (16.8%). These increases were offset by a decrease in certificates of deposits less than $100,000 of $2,575,000 (3.6%) during the first six months of 1999. The significant increase in money market accounts is due to a $14 million increase in public funds and the increase in certificates of deposits greater than $100,000 is due to a $6 million increase in brokered deposits. The Company considers the other shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Capital Resources and Liquidity

         The Company's consolidated stockholders' equity was $29,249,000 at June 30, 1999, compared to $28,943,000 at December 31, 1998. This represents an increase of $306,000 (1.1%) during the first six months of 1999. Net earnings for the first six months of 1999 exceeds net earnings for the same period of 1998. In addition, the Company experienced a change in accumulated other comprehensive income to a net accumulated loss of $814,000 at June 30, 1999 from a gain of $334,000 at December 31, 1998. During the first six months of 1999, cash dividends of $471,000, or $0.12 per share, were declared on Common Stock, compared to $366,000, or $0.09 per share for the first six months of 1998.

         The Company's Tier 1 leverage ratio was 8.74%, Tier I risk-based capital ratio was 12.19% and Total risk-based capital ratio was 13.33% at June 30, 1999. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

         The primary source of liquidity during the first six months of 1999 is through deposit growth and additional advances from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $35,699,000, leaving credit available, net of advances drawn down, of approximately $14,301,000 at June 30, 1999.

         Net cash provided by operating activities of $2,520,000 for the six months ended June 30, 1999, consisted primarily of net earnings. Net cash used in investing activities of $30,980,000 funded loan growth and investment securities available for sale purchases of $31,983,000 and $10,866,000, respectively, offset by proceeds from maturities, calls and paydowns of investment securities available for sale of $12,845,000. The $34,660,000 in net cash provided by financing activities resulted primarily from increases of $33,366,000 in non-interest bearing deposits, NOW accounts and savings accounts offset by a net decrease in securities sold under agreements to purchase of $9,644,000.

         Interest Rate Sensitivity Management

         At June 30, 1999, interest sensitive assets that repriced or matured within the next 12 months were $152,691,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $164,347,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $11,656,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 93.0%. This compares to a twelve month cumulative GAP position at December 31, 1998, of a negative $31,480 and a GAP ratio of 79.0%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at June 30, 1999, the Company's asset/liability model indicated that the changes in the Company's net interest income would be less than 5.0% over 12 months.



Results of Operations

         Net Income

         Net income increased $319,000 (48.9%) to $972,000 for the three month period ended June 30, 1999 compared to $653,000 for the same period of 1998. Basic income per share was $0.25 and $0.17 for the second quarter of 1999 and 1998, respectively, an increase of 47.1%. Net income increased $417,000 (27.7%) to $1,924,000 for the six month period ending June 30, 1999, compared to $1,507,000 for the same period of 1998. During the six month period ended June 30, 1999 compared to the same period of 1998, the Company experienced increases in net interest income, noninterest income, and noninterest expense due to the continued growth of the Company offset by a decrease in provision for loan losses due to the $300,000 additional provision for loan losses in the second quarter of 1998.

         Net Interest Income

         Net interest income was $3,036,000 for the second quarter of 1999. The increase of $397,000 (15.0%) over $2,639,000 for the same period of 1998, resulted primarily from the increase in interest and fees on loans and interest and dividends from investment securities offset by increases in interest on deposits and interest on other borrowings. Net interest income increased $703,000 (13.6%) to $5,870,000 for the six months ended June 30, 1999, compared to $5,167,000 for the six months ended June 30, 1998. Such increases resulted from overall growth in the Company's average interest-earning assets offset by a decrease in net taxable yield on the Company's interest-earning assets during the first six months of 1999 compared to the same period of 1998. Through the second quarter of 1999, the Company's GAP position remained less liability sensitive to changes in interest rates as compared to December 31, 1998. The Company continues to regularly review and manage its asset/liability position in an effort to reduce the negative effects of changing rates. See "FINANCIAL CONDITION - INTEREST RATE SENSITIVITY MANAGEMENT" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest Income

         Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $6,177,000 and $5,386,000 for the three months ended June 30, 1999 and 1998, respectively. This represents an increase of $791,000 (14.7%) for the second quarter of 1999 compared to 1998. For the six months ended June 30, 1999 interest income was $12,036,000, an increase of $1,497,000 (14.2%) compared to $10,539,000 for the same period of 1998. This change for the first six months of 1999 resulted as the average volume of interest earning assets outstanding increased $52,426,000 (20.4%) over the same period of 1998, while the Company's yield on interest earning assets decreased 43 basis points. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Loans are the main component of the Bank's earning assets. Interest and fees on loans were $5,013,000 and $4,350,000 for the second quarter of 1999 and 1998, respectively. This reflects an increase of $663,000 (15.2%) during the three months ended June 30, 1999 over the same period of 1998. For the six month period ended June 30, 1999, interest and fees on loans increased $1,154,000 (13.6%) to $9,628,000 from $8,474,000 for the same period of 1998. The average volume of loans increased $39,191,000 (20.4%) as of June 30, 1999 compared to the same period of 1998, while the Company's yield on loans decreased 51 basis points comparing these same periods.

         For the three month period ended June 30, 1999, interest income on investment securities increased $152,000 (16.3%) to $1,082,000 from $930,000 for the same period of 1998. Interest income on investment securities for the six month period ended June 30, 1999, increased $385,000 (20.8%) to $2,240,000 from $1,855,000 for the same period of 1998. The Company's average volume of investment securities increased by $13,660,000 (23.6%) for the first six months of 1999, compared to the same period of 1998, while the net yield on these average balances decreased 18 basis points. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest Expense

         Total interest expense increased $394,000 (14.3%) to $3,141,000 for the second quarter of 1999 compared to $2,747,000 for the same period of 1998. Total interest expense increased $793,000 (14.8%) to $6,166,000 from $5,373,000 for the six months ended June 30, 1999 and 1998, respectively. This change resulted as the Company's average interest-bearing liabilities increased 22.4% while the rates paid on these liabilities decreased 31 basis points during the first six months of 1999 compared to the same period of 1998. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest on deposits, the primary component of total interest expense, increased $200,000 (8.4%) to $2,593,000 for the second quarter of 1999 compared to $2,393,000 for the same period of 1998. Interest on deposits were $5,013,000 and $4,768,000 for the six months ended June 30, 1999 and 1998, respectively. The increase for the six month period ended June 30, 1999 is due to a 13.4% increase in the average volume offset by a 37 basis point decrease in the rate paid on interest-bearing deposits.

         Interest expense on other borrowed funds, was $502,000 and $311,000 for the second quarter of 1999 and 1998, respectively. This represents an increase of $191,000 or 61.4%. For the six months ended June 30, 1999, interest expense on borrowed funds increased $410,000 (77.4%) to $940,000 from $530,000 for the same period of 1998. This increase for the six month period ended June 30, 1999 is due to a 89.0% increase in the average volume offset by a 33 basis point decrease in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

         Provision for Loan Losses

         The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $332,000 for the six months ended June 30, 1999 compared to $476,000 for the six months ended June 30, 1998. The decrease in the provision for loan losses during the first six months of 1999 compared to the same period of 1998, is due to an additional provision for possible loan losses of $300,000 during the second quarter of 1998 which reflected the significant growth in the loan portfolio during 1998 and the identification of potential problems loans to a commercial customer. In addition, the level of monthly provision has increased during 1999 due to loan growth. See "---ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."

         Noninterest Income

         Noninterest income increased $132,000 (22.1%) to $728,000 for the second quarter of 1999 from $596,000 for the same period of 1998. Noninterest income was $1,401,000 and $1,159,000 for the six months ended June 30, 1999 and 1998, respectively. This increase for the second quarter is due to increases in service charges on deposit accounts and other noninterest income.

         Service charges on deposit accounts for the second quarter of 1999 increased $47,000 (19.7%) to $286,000 from $239,000 for the second quarter of 1998. Service charges on deposit accounts was $546,000 and $445,000 for the six months ended June 30, 1999 and 1998, respectively These increases are primarily due to increases in nonsufficient funds and overdraft charges due to an increase in nonsufficient fund items.

         Other noninterest income increased $77,000 (21.6%) to $434,000 for the second quarter of 1999 from $357,000 for the same period of 1998. Other noninterest income was $849,000 and $707,000 for the six months ended June 30, 1999 and 1998, respectively. This increase primarily resulted from an increase in Mastercard/VISA discounts and fees due to the Auburn University's acceptance of Mastercard/VISA for tuition and an increase in stock dividends from stock owned in other companies offset by a loss on premises and equipment primarily for computer equipment that was not Year 2000 compliant.

         Noninterest Expense

         Total noninterest expense was $2,046,000 and $1,676,000 for the second quarter of 1999 and 1998, respectively, representing an increase of $370,000 or 22.1%. For the six months ended June 30, 1999, total noninterest expense increased $609,000 (18.5%) to $3,904,000 from $3,295,000 for the same period of
1998. This increase was due to increases in salaries and benefits expense, net occupancy expense and other noninterest expense.

         Salaries and benefits expense was $905,000 and $757,000 for the three months ended June 30, 1999 and 1998, respectively. This represents an increase of $148,000 (19.6%) in the second quarter of 1999 compared to the second quarter of 1998. For the six months ended June 30, 1999, total salaries and benefits expense increased $355,000 (24.0%) to $1,834,000 from $1,479,000 for the same period of 1998. This increase is primarily due to the increase in overall employee levels from the same period of 1998.

         Net occupancy expense was $291,000 and $248,000 for the second quarter of 1999 and 1998, respectively, representing an increase of $43,000 or 17.3%. For the six month period ended June 30, 1999, net occupancy expense increased $51,000 (10.2%) to $553,000 from $502,000 for the same period of 1998. The increase is primarily due to increases in lease payments for computer equipment, lease payments on building due to the addition of the Wal-Mart branch and depreciation on furniture and equipment offset by a decrease in small furniture and equipment purchases.


         For the second quarter of 1999, other noninterest expense increased $180,000 (26.8%) to $851,000 from $671,000 for the second quarter of 1998. Other noninterest expense was $1,518,000 and $1,313,000 for the six months ended June 30, 1999 and 1998, respectively. This increase is mainly due to the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above and legal fees on loans related to certain nonaccrual loans.

         Income taxes

         Income tax expense was $563,000 and $516,000 for the second quarter of 1999 and 1998, respectively. For the six months ended June 30, 1999, income tax expense increased $63,000 (6.0%) to $1,111,000 from $1,048,000 for the six months ended June 30, 1998. These levels represent an effective tax rate on pre-tax earnings of 36.6% for the six months ended June 30, 1999 which is consistent with the Company's annual effective rate.

         Year 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed a plan to resolve the mission critical modifications necessary in order to be prepared for the new millennium. The Company has reviewed both information technology (IT) systems and non-IT systems. All mission critical systems have been upgraded, as needed, and tested. The majority of the remaining systems have been tested and modified. The Company has received certification of Year 2000 compliance from their critical vendors used in the major operations of the Company. The Company has followed the Federal Reserve guidelines for preparing for Year 2000. The Company also reports quarterly to its Board of Directors the progress of the Year 2000 project. Accordingly, the Company does not expect the Year 2000 issue to pose any significant operational problems and has not discovered any Year 2000 problems with significant counter-parties that it believes will have material effect on the financial position or results of operations of the Company. However, the Company has not fully evaluated the effect of any Year 2000 problems on its loan and deposit customers. No assurance can be given that potential Year 2000 problems of those with whom the Company does business will not occur, and if they occur, that the consequences to the Company will not be material.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis


                                                                                               Six Months Ended June 30,
                                                                                  --------------------------------------------------
                                                                                                          1999
                                                                                  --------------------------------------------------
                                                                                       Average                            Yield/
                                                       ASSETS                          Balance          Interest           Rate
                                                       ------                          -------          --------          ------
                                                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans, net of unearned income (1)                                           $           231,283            9,628          8.39%
    Investment securities:
        Taxable                                                                              69,883            2,199          6.35%
        Tax-exempt (2)                                                                        1,627               62          7.70%
                                                                                  -----------------------------------
                Total investment securities                                                  71,510            2,261          6.38%
    Federal funds sold                                                                        4,777              114          4.81%
    Interest-bearing deposits with other banks                                                2,035               54          5.35%
                                                                                  -----------------------------------
                Total interest-earning assets                                               309,605           12,057          7.85%
Allowance for loan losses                                                                    (2,808)
Cash and due from banks                                                                       9,282
Premises and equipment                                                                        3,514
Rental property, net                                                                          1,759
Other assets                                                                                  5,908
                                                                                  ------------------
                Total assets                                                    $           327,260
                                                                                  ==================

                            LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilites:
    Deposits:
        Demand                                                                  $            25,059              286          2.30%
        Savings and money market                                                             67,517            1,381          4.12%
        Certificates of deposits less than $100,000                                          70,317            2,026          5.81%
        Certificates of deposits and other time deposits of $100,000 or more                 55,245            1,320          4.82%
                                                                                  -----------------------------------
            Total interest-bearing deposits                                                 218,138            5,013          4.63%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                            8,769              213          4.90%
    Other borrowed funds                                                                     35,029              940          5.41%
    Employee stock ownership plan debt                                                            0                0          0.00%
                                                                                  -----------------------------------
            Total interest-bearing liabilities                                              261,936            6,166          4.75%
Noninterest-bearing deposits                                                                 33,553
Accrued expenses and other liabilities                                                        2,081
Stockholders' equity                                                                         29,690
                                                                                  ------------------
            Total liabilities and stockholders' equity                          $           327,260
                                                                                  ==================
Net interest income                                                                                           $5,891
                                                                                                    =================
Net yield on total interest-earning assets                                                                                    3.84%
                                                                                                                     ===============

                                                                                               Six Months Ended June 30,
                                                                                     ----------------------------------------------
                                                                                                          1998
                                                                                     ----------------------------------------------
                                                                                        Average                             Yield/
                                       ASSETS                                           Balance          Interest            Rate
                                       ------                                           -------          --------           ------
Interest-earning assets:
    Loans, net of unearned income (1)                                                    192,092             8,474            8.90%
    Investment securities:
        Taxable                                                                           56,077             1,803            6.48%
        Tax-exempt (2)                                                                     1,773                79            8.99%
                                                                                     ------------------------------
                Total investment securities                                               57,850             1,882            6.56%
    Federal funds sold                                                                     5,324               148            5.61%
    Interest-bearing deposits with other banks                                             1,913                62            6.54%
                                                                                     ------------------------------
                Total interest-earning assets                                            257,179            10,566            8.28%
Allowance for loan losses                                                                 (2,214)
Cash and due from banks                                                                    7,661
Premises and equipment                                                                     3,482
Rental property, net                                                                       1,795
Other assets                                                                               4,349
                                                                                     ------------
                Total assets                                                             272,252
                                                                                     ============
                            LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilites:
    Deposits:
        Demand                                                                            20,912               222            2.14%
        Savings and money market                                                          60,837             1,358            4.50%
        Certificates of deposits less than $100,000                                       71,593             2,190            6.17%
        Certificates of deposits and other time deposits of $100,000 or more              39,021               998            5.16%
                                                                                     ------------------------------
            Total interest-bearing deposits                                              192,363             4,768            5.00%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                         2,990                75            5.06%
    Other borrowed funds                                                                  18,538               528            5.74%
    Employee stock ownership plan debt                                                        56                 2            7.10%
                                                                                     ------------------------------
            Total interest-bearing liabilities                                           213,947             5,373            5.06%
Noninterest-bearing deposits                                                              29,341
Accrued expenses and other liabilities                                                     1,141
Stockholders' equity                                                                      27,823
                                                                                     ------------
            Total liabilities and stockholders' equity                                   272,252
                                                                                     ============
Net interest income                                                                                          5,193
                                                                                                      =============
Net yield on total interest-earning assets                                                                                    4.07%
                                                                                                                        ============

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


                                      AUBURN NATIONAL BANCORPORATION, INC.
                                            (Registrant)



Date:    August 12, 1999               By:  /s/ E. L. Spencer, Jr.
     -----------------------                ----------------------------------
                                            E. L. Spencer, Jr.
                                            President, Chief Executive
                                            Officer and Director




Date:    August 12, 1999               By:  /s/ Linda D. Fucci
     -----------------------                ----------------------------------
                                            Linda D. Fucci
                                            Chief Financial Officer and
                                            Principal Accounting Officer

PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday May 11, 1999, at 3:00 in the afternoon. This meeting was held for the purpose of considering the election of five directors to the Board of Directors to serve one year terms expiring at the Company's 2000 Annual Meeting of Shareholders and until their successors have been elected and qualified, and to ratify the appointment of KPMG, LLP as the independent auditors for the Company.

     As to the election of five directors, Messers E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus and Anne M. May were all elected to the Board of Directors with 3,154,301 votes cast FOR and 5,795 votes cast WITHHOLD AUTHORITY all nominees.

     As to the ratification of the appointment of KPMG, LLP as the independent auditors for the Company, the ratification was approved. There were 3,147,351 votes cast FOR, and 12,745 votes cast ABSTAIN.


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


----------------
*    Incorporated by reference from Registrant's Registration Statement on Form
     SB-2.

(b)  Reports filed on Form 8-K for the quarter ended June 30, 1999:

          none