Form 10-Q
period 1999-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 1999-11-12
CIK 750574

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended      September 30, 1999
                               --------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period            to
                          ----------    ----------

Commission file number            0-26486
                       ---------------------------


                     Auburn National Bancorporation, Inc.
            (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                             63-0885779
(State or Other Jurisdiction of                             (I.R.S.Employer
Incorporation or Organization)                             Identification No.)



          165 East Magnolia Avenue, Suite 203, Auburn, Alabama  36830
 -----------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 1999: 3,924,573 shares of common stock, $.01
                                      ---------------------------------------
par value per share
-------------------

Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                 INDEX

                                                                           PAGE
                                                                          ------
PART I.  FINANCIAL INFORMATION
--------------------------------

Item 1   Financial Information

            Consolidated Balance Sheets as of
            September 30, 1999 and December 31, 1998                         3

            Consolidated Statements of Earnings for
            the Three Months and Nine Months Ended
            September 30, 1999 and 1998                                      4

            Consolidated Statements of Changes in Stockholders'
            Equity for the Nine Months Ended September 30, 1999 and
            the Years Ended December 31, 1998 and 1997                       5

            Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1999
            and 1998                                                         6

            Notes to Consolidated Financial Statements                       7


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8


PART II. OTHER INFORMATION
--------------------------------

Item 5   Other Events                                                       14

Item 6   Exhibits                                                           16

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
            Consolidated Balance Sheets
     September 30, 1999 and December 31, 1998
                    (Unaudited)

                             ASSETS                                         9/30/99               12/31/98
      -----------------------------------------------------             ----------------      ----------------
Cash and due from banks                                                 $    12,942,510       $     9,220,225
Federal funds sold                                                            9,500,000               260,000
                                                                        ----------------      ----------------
                Cash and cash equivalents                                    22,442,510             9,480,225

Interest-earning deposits with other banks                                    2,177,299               133,600
Investment securities held to maturity (fair value of $10,384,173 and $8,227,385 at September 30, 1999 and December 31, 1998,
    respectively):                                                           10,421,942             8,094,283
Investment securities available for sale                                     62,200,725            63,585,573

Loans:
    Loans, less unearned income of $8,541 at September 30, 1999
        and $15,494 at December 31, 1998, respectively                      259,130,936           218,686,991
    Less allowance for loan losses                                           (3,891,792)           (2,808,307)
                                                                        ----------------      ----------------
                Loans, net                                                  255,239,144           215,878,684

Premises and equipment, net                                                   3,452,439             3,434,964
Rental property, net                                                          1,692,005             1,760,294
Other assets                                                                  7,697,521             5,506,649
                                                                        ----------------      ----------------
                Total assets                                            $   365,323,585       $   307,874,272
                                                                        ================      ================

        LIABILITIES & STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing                                                   $    39,583,976       $    34,724,182
  Interest-bearing                                                          247,484,462           198,780,568
                                                                        ----------------      ----------------
                Total deposits                                              287,068,438           233,504,750

Securities sold under agreements to repurchase                                3,278,635            12,944,004
Other borrowed funds                                                         43,896,099            31,000,458
Accrued expenses and other liabilities                                        1,991,241             1,481,564
                                                                        ----------------      ----------------
                Total liabilities                                           336,234,413           278,930,776

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                            ---                   ---
  Common stock of $.01 par value; authorized 8,500,000 shares;
      issued 3,957,135 shares                                                    39,571                39,571
  Additional paid-in capital                                                  3,707,472             3,707,472
  Retained earnings                                                          26,620,967            25,077,126
  Accumulated other comprehensive income (loss)                              (1,064,239)              333,926
  Less:
  Treasury stock, 32,562 shares at September 30, 1999 and
           December 31, 1998, at cost                                          (214,599)             (214,599)
                                                                        ----------------      ----------------
                Total stockholders' equity                                   29,089,172            28,943,496
                                                                        ----------------      ----------------

                Total liabilities and stockholders' equity              $   365,323,585       $   307,874,272
                                                                        ================      ================

See accompanying notes to consolidated financial statements.

         AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                 Consolidated Statements of Earnings
For The Three Months and Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                            -------------------------      --------------------------
                                                                1999           1998             1999           1998
                                                            ----------     ----------      -----------    -----------
Interest income:
    Interest and fees on loans                              $5,388,482     $4,430,213      $15,016,576    $12,903,967
    Interest and dividends on investment securities:
        Taxable                                              1,080,000      1,007,649        3,279,436      2,810,965
        Tax-exempt                                              18,598         23,853           59,260         76,010
                                                            ----------     ----------      -----------    -----------
            Total interest and dividends on investment
             securities                                      1,098,598      1,031,502        3,338,696      2,886,975
    Interest on federal funds sold                              50,043         68,113          164,484        216,291
    Interest on interest-bearing deposits with other
     other banks                                                24,035         38,669           77,544        100,423
                                                            ----------     ----------      -----------    -----------
            Total interest income                            6,561,158      5,568,497       18,597,300     16,107,656

Interest expense:
    Interest on deposits                                     2,770,276      2,440,198        7,783,103      7,208,347
    Interest on federal funds purchased and securities
     sold under agreements to repurchase                        56,315         41,238          268,842        115,994
    Interest on other borrowings                               560,192        444,419        1,500,596        974,056
                                                            ----------     ----------      -----------    -----------
            Total interest expense                           3,386,783      2,925,855        9,552,541      8,298,397
                                                            ----------     ----------      -----------    -----------

            Net interest income                              3,174,375      2,642,642        9,044,759      7,809,259
Provision for loan losses                                    1,142,310        180,000        1,474,327        656,030
                                                            ----------     ----------      -----------    -----------
            Net interest income after provision for
             loan losses                                     2,032,065      2,462,642        7,570,432      7,153,229

Noninterest income:
    Service charges on deposit accounts                        300,172        258,303          846,059        703,653
    Investment securities gains/(losses), net                   (6,022)         7,417              151         14,277
    Other                                                      416,072        368,995        1,264,670      1,075,517
                                                            ----------     ----------      -----------    -----------
            Total noninterest income                           710,222        634,715        2,110,880      1,793,447

Noninterest expense:
    Salaries and benefits                                      955,728        817,584        2,789,288      2,296,520
    Net occupancy expense                                      292,257        246,152          844,950        748,284
    Other                                                      795,783        714,401        2,313,999      2,027,891
                                                            ----------     ----------      -----------    -----------
            Total noninterest expense                        2,043,768      1,778,137        5,948,237      5,072,695

Earnings before income tax expense                             698,519      1,319,220        3,733,075      3,873,981
Income tax expense                                             214,922        305,716        1,325,828      1,353,652
                                                            ----------     ----------      -----------    -----------

            Net earnings                                    $  483,597     $1,013,504      $ 2,407,247    $ 2,520,329
                                                            ==========     ==========      ===========    ===========

Basic and diluted earnings per share                             $0.12          $0.26            $0.61          $0.64
                                                            ==========     ==========      ===========    ===========

Weighted average shares outstanding                          3,924,573      3,924,573        3,924,573      3,924,573
                                                            ==========     ==========      ===========    ===========

Dividends per share                                              $0.10          $0.05            $0.22          $0.14
                                                            ==========     ==========      ===========    ===========

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE
                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                                                                   Accumulated    Employee
                                                         Additional                   Other         Stock
                                                Common     Paid-In    Retained    Comprehensive   Ownership   Treasury
                                                 Stock     Capital    Earnings    Income/(Loss)   Plan debt     Stock       Total
                                               --------  ----------  -----------  --------------  ----------  ---------  -----------
Balance at December 31, 1996                   $ 39,571   3,664,718  19,942,980        (146,528)   (113,940)  (304,009)  23,082,792

 Net earnings                                      ---         ---    3,080,043            ---         ---        ---     3,080,043
 Cash dividends paid ($0.16 per share)             ---         ---     (626,562)           ---         ---        ---      (626,562)
 Other comprehensive income due to unrealized
  gain (loss) on investment securities
  available for sale, net                          ---         ---         ---          321,964        ---        ---       321,964
 Payment of Employee Stock Ownership
  Plan Debt                                        ---         ---         ---             ---       57,006       ---        57,006
 Sale of treasury stock (5,488 shares)                       42,754                                             98,058      140,812
 Purchase of treasury stock (368 shares)           ---         ---         ---             ---         ---      (8,648)      (8,648)
                                               --------  ----------  -----------  --------------  ----------  ---------  -----------
Balance at December 31, 1997                   $ 39,571   3,707,472  22,396,461         175,436     (56,934)  (214,599)  26,047,407

 Net earnings                                      ---         ---    3,439,417            ---         ---        ---     3,439,417
 Cash dividends paid ($0.19 per share)             ---         ---     (758,752)           ---         ---        ---      (758,752)
 Other comprehensive income due to unrealized
  gain (loss) on investment securities
  available for sale, net                          ---         ---         ---          158,490        ---        ---       158,490
 Payment of Employee Stock Ownership
  Plan Debt                                        ---         ---         ---             ---       56,934       ---        56,934
                                               --------  ----------  -----------  --------------  ----------  ---------  -----------
Balance at December 31, 1998                   $ 39,571   3,707,472  25,077,126         333,926           0   (214,599)  28,943,496

Through SEPTEMBER 30, 1999:
 Net earnings                                      ---         ---    2,407,247            ---         ---        ---     2,407,247
 Cash dividends paid ($0.22 per share)             ---         ---     (863,406)           ---         ---        ---      (863,406)
 Other comprehensive income due to unrealized
  gain (loss) on investment securities
  available for sale, net                          ---         ---          ---      (1,398,165)       ---        ---    (1,398,165)
                                               --------  ----------  -----------  --------------  ----------  ---------  -----------
Balance at September 30, 1999                  $ 39,571   3,707,472  26,620,967      (1,064,239)          0   (214,599)  29,089,172
                                               ========  ==========   ==========   =============  ==========  =========   ==========

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For The Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                         1999           1998
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                          $2,407,247     $2,520,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                    446,471        529,801
        Accretion of investment discounts & loan fees                     (9,382)      (220,094)
        Provision for loan losses                                      1,474,327        656,030
        Loss on sale of premises & equipment                              57,609          1,181
        Increase in interest receivable                                 (577,242)       (85,398)
        Increase in other assets                                        (939,805)      (538,338)
        Increase in interest payable                                     281,253          5,314
        Increase/(decrease) in other liabilities                         451,042       (587,807)
                                                                     ------------   ------------
            Net cash provided by operating activities                  3,591,520      2,281,018
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                    2,083,458      6,283,202
    Purchases of investment securities held to maturity               (4,363,642)      (425,000)
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                 16,458,326      9,771,821
    Proceeds from sale of investment securities available for sale           ---      4,970,458
    Purchases of investment securities available for sale            (17,441,846)   (26,693,874)
    Net increase in loans                                            (40,834,787)   (24,568,021)
    Purchases of premises and equipment                                 (418,480)      (283,170)
    Proceeds from sale of premises and equipment                           5,951            ---
    Purchases of rental property                                          (5,070)       (44,214)
    Net (increase)/decrease in interest-bearing deposits with
        other banks                                                   (2,043,699)       616,662
                                                                     ------------   ------------
            Net cash used in investing activities                    (46,559,789)   (30,372,136)
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase/(decrease) in non-interest bearing deposits,
        NOW accounts and savings accounts                             30,004,217     (9,473,351)
    Net increase in certificates of deposit                           23,559,471      8,484,729
    Net (decrease)/increase in securities sold under agreements
        to repurchase                                                 (9,665,369)     5,580,646
    Net increase in borrowings from FHLB                              12,911,313     19,911,313
    Net decrease in other long-term debt                                 (15,672)       (14,382)
    Dividends paid                                                      (863,406)      (562,522)
                                                                     ------------   ------------
            Net cash provided by financing activities                 55,930,554     23,926,433
                                                                     ------------   ------------

Net increase/(decrease) in cash and cash equivalents                  12,962,285     (4,164,685)
Cash and cash equivalents at beginning of period                       9,480,225     14,883,412
                                                                     ------------   ------------
Cash and cash equivalents at end of period                           $22,442,510    $10,718,727
                                                                     ============   ============

Supplemental information on cash payments:
        Interest paid                                                $ 9,271,288    $ 8,293,083
                                                                     ============   ============

        Income taxes paid                                            $ 1,623,229    $ 1,717,573
                                                                     ============   ============

            AUBURN NATIONAL BANCORPORATION, INC. AND SUBISIDIARIES
                Notes to the Consolidated Financial Statements
                              September 30, 1999


Note 1 - General

     The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


Note 2 - Comprehensive Income

     In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended September 30, 1999 was $233,000 compared to $1,260,000 for the three months ended
September 30, 1998. Total comprehensive income for the nine months ended September 30, 1999 was $1,009,000 compared to $2,752,000 for the nine months ended September 30, 1998.


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


Note 4 - Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133" (Statement 137). Statement 133 is effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 2000. The Company can not predict whether the provisions of Statement 133 as amended by Statement 137 will have a significant impact on its financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 1999 and 1998.

     Certain of the matters discussed are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from those expressed or implied by such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements including those described under interest rate management, due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet; and the failure of assumptions underlying the establishment of allowances for loan losses and estimations of values of collateral and various financial assets and liabilities. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements.


Summary

     Net income of $484,000 for the quarter ended September 30, 1999 represented a decrease of $530,000 (52.3%) from the Company's net income of $1,014,000 for the same period of 1998. Basic earnings per share decreased $0.14 (53.8%) to $0.12 during the third quarter of 1999 from $0.26 for the third quarter of 1998. Net income decreased $113,000 (4.5%) to $2,407,000 for the nine month period ended September 30, 1999 compared to $2,520,000 for the same period of 1998. During the nine month period ended September 30, 1999 compared to the same period of 1998, the Company experienced increases in net interest income, provision for loan losses, noninterest income and noninterest expense due to the continued growth of the Company. The net yield on total interest-earning assets declined to 7.87% for the nine months ended September 30, 1999 from 8.21% for the nine months ended September 30, 1998. The decrease in the net yield on interest-earning assets is due to a decrease in the yield of total loans, net of unearned income, investment securities, interest-bearing deposits with other banks and federal funds sold. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $365,324,000 at September 30, 1999 increased of $57,450,000 (18.7%) over total assets of $307,874,000, at December 31, 1998. This increase resulted primarily from increases in total loans, net of unearned income, and cash and cash equivalents.


Financial Condition

     Investment Securities and Federal Funds Sold

     Investment securities held to maturity were $10,422,000 and $8,094,000 at September 30, 1999 and December 31, 1998, respectively. This increase of $2,328,000 (28.8%) was primarily the result of purchase of a U.S. government agency security for $4,364,000, offset by $2,083,000 of scheduled paydowns, maturities and calls of principal amounts.

     Investment securities available for sale decreased $1,385,000 (2.2%) to $62,201,000 at September 30, 1999 from $63,586,000 at December 31, 1998. This reflects a decline in the overall market value and a decrease in CMOs. This decrease is offset by an increase in U.S. government agency and mortgage backed securities.

     Federal funds sold increased to $9,500,000 at September 30, 1999 from $260,000 at December 31, 1998. This increase is primarily due to approximately $5 million of deposits. In addition, this reflects normal activity in the Bank's funds management efforts.

     Loans

     Total loans, net of unearned income, of $259,131,000 at September 30, 1999 reflected an increase of $40,444,000 (18.5%) compared to the total loans of $218,687,000, net of unearned income, at December 31, 1998. The Bank primarily experienced growth in all categories of during the first nine months of 1999 due to strong customer demand and a growing market. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 35.06%, 30.07% and 35.27% of the Bank's total loans, net of unearned income at September 30, 1999, respectively. The net yield on loans was 8.38% for the nine months ended September 30, 1999 compared to 8.80% for the nine months ended September 30, 1998. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.


     Allowance for Loan Losses and Risk Elements

     The allowance for loan losses reflects management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance and the appropriate provision required to maintain the allowance at a level considered adequate in relation to estimated loan losses. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for credit losses.

     The allowance for loan losses was $3,892,000 at September 30, 1999. Management believes that this level of allowance (1.50% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances or other events will not result in increased losses in the Bank's loan portfolio.

     During the first nine months of 1999, the Bank made $1,474,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio. This increase from the prior year reflects an additional provision for loan losses of approximately $932,000 in the third quarter of 1999. This provision was taken primarily as a result of a deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and regulatory examination conducted in the third quarter of 1999. In June 1998, the Bank made $300,000 of additional provision to the allowance for loan loss due to management's assessment of the deterioration of a large individual credit. This credit in the amount of $4,099,000 continues to be a nonperforming loan and the relationship continues to be monitored as part of the Bank's overall credit administration procedures. For the nine months ended September 30, 1999, the Bank had charge-offs of $464,000 and recoveries of $74,000.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, and accruing loans 90 days or more past due were $5,397,000 at September 30, 1999 compared to $4,897,000 at December 31, 1998.
If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $300,000 for the nine months ended September 30, 1999.

     Other potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At September 30, 1999, 103 loans totaling $12,046,000, or 4.65% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 77 loans totaling $2,654,000, or 1.21% of total loans outstanding, net of unearned income, at December 31, 1998. This increase reflects increased scrutiny being given to credit quality during examinations, and continued deterioration in certain credits. In addition, the majority of this increase results from 7 loans totaling $6,336,000. At September 30, 1999 and December 31, 1998, respectively, the amount of impaired loans were $4,099,000, which included 3 loans to the same borrower resulting from the relationship mentioned above.


     Deposits

     Total deposits increased $53,563,000 (22.9%) to $287,068,000 at
September 30, 1999, as compared to $233,505,000 at December 31, 1998. Noninterest-bearing deposits increased $4,860,000 (14.0%) during the first nine months of 1999, while total interest-bearing deposits increased $48,703,000 (24.5%) to $247,484,000 at September 30, 1999 from $198,781,000 at December 31,
1998. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. The average rate paid on interest-bearing deposits was 4.65% for the nine months ended September 30, 1999 compared to 4.99% for the same period of 1998. During the first nine months of 1999, the Bank experienced significant increases in certificates of deposits greater than $100,000 of $24,656,000 (47.5%), money market accounts of $18,042,000 (42.7%), and NOW accounts of $6,074,000 (28.1%).
The significant increase in money market accounts is due to a $18 million increase in public funds and the increase in certificates of deposits greater than $100,000 is due to a $16 million increase in brokered certificates of deposits. The Company considers the other shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.


     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $29,089,000 at September 30, 1999, compared to $28,943,000 at December 31, 1998. This represents an increase of $146,000 (0.5%) during the first nine months of 1999. Net earnings for the first nine months of 1999 was $2,407,000 compared to $2,520,000 for the same period of 1998. In addition, the Company experienced a change in accumulated other comprehensive income to a net accumulated loss of $1,064,000 at September 30, 1999 from a gain of $334,000 at December 31, 1998 due to overall decline in market value. During the first nine months of 1999, cash dividends of $863,000, or $0.22 per share, were declared on Common Stock, compared to $563,000, or $0.14 per share for the first nine months of 1998.

     The Company's Tier 1 leverage ratio was 8.25%, Tier I risk-based capital ratio was 11.60% and Total risk-based capital ratio was 12.86% at September 30, 1999. These ratios exceed the minimum regulatory capital percentages of 3.0% to 5.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary sources of liquidity during the first nine months of 1999 were deposit growth and $12,911,000 of additional advances from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). The Company used these funds primarily to fund new loan growth. Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $43,669,000, leaving credit available, net of advances drawn down, of approximately $6,331,000 at September 30, 1999.

     Net cash provided by operating activities of $3,592,000 for the nine months ended September 30, 1999, consisted primarily of net earnings and the impact of the provision for loan losses. Net cash used in investing activities of $46,560,000 funded loan growth and investment securities available for sale purchases of $40,835,000 and $17,442,000, respectively, offset by proceeds from maturities, calls and paydowns of investment securities available for sale of $16,458,000. The $55,931,000 in net cash provided by financing activities resulted primarily from increases of $30,004,000 in non-interest bearing deposits, NOW accounts and savings accounts, increases in certificates of deposit of $23,559,000 and increases in borrowings from FHLB of $12,911,000 offset by a net decrease in securities sold under agreements to purchase of $9,665,000.


     Interest Rate Sensitivity Management

     At September 30, 1999, interest sensitive assets that repriced or matured within the next 12 months were $163,785,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $166,791,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $3,006,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 98.2%. This compares to a twelve month cumulative GAP position at December 31, 1998, of a negative $31,480,000 and a GAP ratio of 79.0%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at September 30, 1999 and various assumptions and estimates, the Company's asset/liability model predicts that the changes in the Company's net interest income would be less than 5.0% over 12 months. Such estimates and predictions are forecasts which may or may not be realized.

Results of Operations

     Net Income

     Net income decreased $530,000 (52.3%) to $484,000 for the three month period ended September 30, 1999 compared to $1,014,000 for the same period of 1998. Basic earnings per share was $0.12 and $0.26 for the third quarter of 1999 and 1998, respectively, a decrease of 53.8%. Net income decreased $113,000 (4.5%) to $2,407,000 for the nine month period ended September 30, 1999, compared to $2,520,000 for the same period of 1998. During the nine month period ended September 30, 1999 compared to the same period of 1998, the Company experienced increases in net interest income, provision for loan losses, noninterest income, and noninterest expense due to the continued growth of the Company.


     Net Interest Income

     Net interest income was $3,174,000 for the third quarter of 1999. The increase of $531,000 (20.1%) over $2,643,000 for the same period of 1998, resulted primarily from the increase in interest and fees on loans and interest and dividends from investment securities offset by increases in interest on deposits and interest on other borrowings. Net interest income increased $1,236,000 (15.8%) to $9,045,000 for the nine months ended September 30, 1999, compared to $7,809,000 for the nine months ended September 30, 1998. Such increases resulted from overall growth in the Company's average interest-earning assets offset by a decrease in net taxable yield on the Company's interest-earning assets during the first nine months of 1999 compared to the same period of 1998. Through the third quarter of 1999, the Company's GAP position remained less liability sensitive to changes in interest rates as compared to December 31, 1998. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.


     Interest Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $6,561,000 and $5,568,000 for the three months ended September 30, 1999 and 1998, respectively. This represents an increase of $993,000 (17.8%) for the third quarter of 1999 compared to 1998. For the nine months ended September 30, 1999 interest income was $18,597,000, an increase of $2,489,000 (15.5%) compared to $16,108,000 for the same period of 1998. This change for the first nine months of 1999 resulted as the average volume of interest earning assets outstanding increased $53,583,000 (20.4%) over the same period of 1998, while the Company's yield on interest earning assets decreased 34 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $5,388,000 and $4,430,000 for the third quarter of 1999 and 1998, respectively. This reflects an increase of $958,000 (21.6%) during the three months ended September 30, 1999 over the same period of 1998. For the nine month period ended September 30, 1999, interest and fees on loans increased $2,113,000 (16.4%) to $15,017,000 from $12,904,000 for the same period of 1998.
The average volume of loans increased $43,571,000 (22.2%) as of September 30, 1999 compared to the same period of 1998, while the Company's yield on loans decreased 42 basis points comparing these same periods.

     For the three month period ended September 30, 1999, interest income on investment securities increased $67,000 (6.5%) to $1,099,000 from $1,032,000 for the same period of 1998. Interest income on investment securities for the nine month period ended September 30, 1999, increased $452,000 (15.7%) to $3,339,000 from $2,887,000 for the same period of 1998. The Company's average volume of investment securities increased by $10,655,000 (17.8%) for the first nine months of 1999, compared to the same period of 1998, while the net yield on these average balances decreased 15 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Expense

     Total interest expense increased $461,000 (15.8%) to $3,387,000 for the third quarter of 1999 compared to $2,926,000 for the same period of 1998. Total interest expense increased $1,255,000 (15.1%) to $9,553,000 from $8,298,000 for the nine months ended September 30, 1999 and 1998, respectively. This change resulted as the Company's average interest-bearing liabilities increased 22.3% while the rates paid on these liabilities decreased 30 basis points during the first nine months of 1999 compared to the same period of 1998. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, increased $330,000 (13.5%) to $2,770,000 for the third quarter of 1999 compared to $2,440,000 for the same period of 1998. Interest on deposits were $7,783,000 and $7,208,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase for the nine month period ended September 30, 1999 is due to a 15.8% increase in the average volume offset by a 34 basis point decrease in the rate paid on interest-bearing deposits.

     Interest expense on other borrowed funds, was $560,000 and $444,000 for the third quarters of 1999 and 1998, respectively. This represents an increase of $116,000 or 26.1%. For the nine months ended September 30, 1999, interest expense on borrowed funds increased $527,000 (54.1%) to $1,501,000 from $974,000 for the same period of 1998. This increase for the nine month period ended September 30, 1999 is due to a 61.6% increase in the average volume offset by a 24 basis point decrease in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.


     Provision for Loan Losses

     The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $1,474,000 for the nine months ended September 30, 1999 compared to $656,000 for the nine months ended September 30, 1998. The increase in the provision for loan losses during the first nine months of 1999 compared to the same period of 1998, is due to an additional provision for loan losses of $932,000 during the third quarter of 1999. This provision was taken primarily as a result of a deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a recent regulatory examination. In addition, the level of monthly provision has increased during 1999 due to loan growth. In June 1998, an additional provision for loan losses of $300,000 was made to reflect significant growth in the loan portfolio and the identification of potential problem loans to a commercial customer. See "--Allowance for Loan Losses And Risk Elements."


     Noninterest Income

     Noninterest income increased $75,000 (11.8%) to $710,000 for the third quarter of 1999 from $635,000 for the same period of 1998. Noninterest income was $2,111,000 and $1,793,000 for the nine months ended September 30, 1999 and 1998, respectively. This increase for the third quarter is due to increases in service charges on deposit accounts and other noninterest income.

     Service charges on deposit accounts for the third quarter of 1999 increased $42,000 (16.3%) to $300,000 from $258,000 for the third quarter of 1998. Service charges on deposit accounts were $846,000 and $704,000 for the nine months ended September 30, 1999 and 1998, respectively. These increases are primarily due to increases in nonsufficient funds and overdraft charges due to an increase in nonsufficient fund items.

     Other noninterest income increased $47,000 (12.7%) to $416,000 for the third quarter of 1999 from $369,000 for the same period of 1998. Other noninterest income was $1,265,000 and $1,076,000 for the nine months ended September 30, 1999 and 1998, respectively. This increase primarily resulted from an increase in Mastercard/VISA discounts and fees due to the Auburn University's acceptance of Mastercard/VISA for tuition, an increase in ATM service charges, an increase in checkcard income and an increase in stock dividends from stock owned in other companies. This increase is offset by a loss on premises and equipment primarily for computer equipment that was not Year 2000 compliant.


     Noninterest Expense

     Total noninterest expense was $2,044,000 and $1,778,000 for the third quarter of 1999 and 1998, respectively, representing an increase of $266,000 or 15.0%. For the nine months ended September 30, 1999, total noninterest expense increased $875,000 (17.2%) to $5,948,000 from $5,073,000 for the same period of 1998. This increase was due to increases in salaries and benefits expense, net occupancy expense and other noninterest expense.

     Salaries and benefits expense was $956,000 and $818,000 for the three months ended September 30, 1999 and 1998, respectively. This represents an increase of $138,000 (16.9%) in the third quarter of 1999 compared to the third quarter of 1998. For the nine months ended September 30, 1999, total salaries and benefits expense increased $492,000 (21.4%) to $2,789,000 from $2,297,000 for the same period of 1998. This increase is primarily due to the increase in overall employee levels from the same period of 1998.

     Net occupancy expense was $292,000 and $246,000 for the third quarters of 1999 and 1998, respectively, representing an increase of $46,000 or 18.7%. For the nine month period ended September 30, 1999, net occupancy expense increased $97,000 (13.0%) to $845,000 from $748,000 for the same period of 1998. The increase is primarily due to increases in lease payments for computer equipment, lease payments on building due to the addition of the Wal-Mart branch and depreciation on furniture and equipment.

     For the third quarter of 1999, other noninterest expense increased $82,000 (11.5%) to $796,000 from $714,000 for the third quarter of 1998. Other noninterest expense was $2,314,000 and $2,028,000 for the nine months ended September 30, 1999 and 1998, respectively. This increase is mainly due to the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, professional fees for strategic tax services and legal fees related to certain nonaccrual loans.


     Income taxes

     Income tax expense was $215,000 and $306,000 for the third quarters of 1999 and 1998, respectively. For the nine months ended September 30, 1999, income tax expense decreased $28,000 (2.1%) to $1,326,000 from $1,354,000 for the nine months ended September 30, 1998. These levels represent an effective tax rate on pre-tax earnings of 35.5% for the nine months ended September 30, 1999 which is consistent with the Company's annual effective rate. In addition, the Company engaged in a tax strategy involving real estate.


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

     The total cost of the Year 2000 project is estimated not to exceed $250,000, of which $100,750 was expensed through 1998, and the remaining expenses are estimated to be funded through operating cash flows. Contingency Plans have been developed to ensure direction in the event a non-compliant system or component is detected. The Company currently has in place a disaster recovery plan. A business resumption plan and a remediation plan have been developed based upon certain circumstances. Part of the business resumption plan includes an agreement with a third-party vendor which would enable the Bank to use the third-party's computer systems as a worst case scenario. These plans will provide the Company direction in the event an unforeseen circumstance arises due to the Year 2000. The Bank has held Year 2000 Customer Awareness Seminars, mailed Year 2000 information to all customers, requested copies of the status of loan customers' Year 2000 plan and examined all large loan customers for potential impacts on the customer's creditworthiness. All plans have been finalized and implemented.

     Impact of Inflation and changing prices

     Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services because such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of desired performance levels. However, relatively low levels of inflation in recent years have resulted in a rather insignificant effect on the Company's operations.


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

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
    Consolidated Average Balances, Interest Income/Expense and Yields/Rates
                           Taxable Equivalent Basis

                                                                             Nine Months Ended September 30,
                                                              --------------------------------------------------------------
                                                                           1999                            1998
                                                              ------------------------------  ------------------------------
                                                               Average              Yield/     Average              Yield/
                     ASSETS                                    Balance   Interest    Rate      Balance   Interest    Rate
     ---------------------------------------                  ---------  --------  ---------  ---------  --------  ---------
                                                                                  (Dollars in thousands)
Interest-earning assets:
    Loans, net of unearned income (1)                         $ 239,543    15,017      8.38%    195,972    12,904      8.80%
    Investment securities:
        Taxable                                                  68,880     3,279      6.36%     58,010     2,811      6.48%
        Tax-exempt (2)                                            1,599        89      7.47%      1,814       115      8.48%
                                                              --------------------            --------------------
                Total investment securities                      70,479     3,368      6.39%     59,824     2,926      6.54%
    Federal funds sold                                            4,509       164      4.86%      5,138       216      5.62%
    Interest-bearing deposits with other banks                    1,842        78      5.66%      1,856       100      7.20%
                                                              --------------------            --------------------
                Total interest-earning assets                   316,373    18,627      7.87%    262,790    16,146      8.21%
Allowance for loan losses                                        (2,834)                         (2,335)
Cash and due from banks                                           9,524                           7,813
Premises and equipment                                            3,506                           3,477
Rental property, net                                              1,742                           1,796
Other assets                                                      6,320                           4,693
                                                              ----------                      ----------
                Total assets                                  $ 334,631                         278,234
                                                              ==========                       =========

        LIABILITIES & STOCKHOLDERS' EQUITY
     ---------------------------------------

Interest-bearing liabilites:
    Deposits:
        Demand                                                $  25,731       452      2.35%     20,720       329      2.12%
        Savings and money market                                 69,735     2,180      4.18%     60,173     2,002      4.45%
        Certificates of deposits less than $100,000              70,328     3,041      5.78%     71,486     3,309      6.19%
        Certificates of deposits and other time deposits
          of $100,000 or more                                    57,787     2,110      4.88%     40,635     1,568      5.16%
                                                              --------------------            --------------------
            Total interest-bearing deposits                     223,581     7,783      4.65%    193,014     7,208      4.99%
    Federal funds purchased and securities sold under
      agreements to repurchase                                    7,364       269      4.88%      3,030       116      5.12%
    Other borrowed funds                                         36,968     1,501      5.43%     22,883       971      5.67%
    Employee stock ownership plan debt                                0         0      0.00%         57         3      6.94%
                                                              --------------------            --------------------
            Total interest-bearing liabilities                  267,913     9,553      4.77%    218,984     8,298      5.07%
Noninterest-bearing deposits                                     34,735                          29,878
Accrued expenses and other liabilities                            2,225                           1,604
Stockholders' equity                                             29,758                          27,768
                                                              ----------                      ----------
            Total liabilities and stockholders' equity        $ 334,631                         278,234
                                                              ==========                      ==========
Net interest income                                                      $  9,074                           7,848
                                                                         =========                       =========
Net yield on total interest-earning assets                                             3.83%                           3.99%
                                                                                   =========                       =========

------------
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                     AUBURN NATIONAL BANCORPORATION, INC.


Item 6(a)

                                 EXHIBIT INDEX

Exhibit                                                             Sequentially
Number              Description                                    Numbered Page
------              -----------                                    -------------

 3.A      Certificate of Incorporation of Auburn National
          Bancorporation, Inc.  *                                       ---

 3.B      Bylaws of Auburn National Bancorporation, Inc.  *             ---

10.A      Auburn National Bancorporation, Inc. 1994
          Long-term Incentive Plan.  *                                  ---

10.B      Lease and Equipment Purchase Agreement, Dated
          September 15, 1987.  *                                        ---

27        Financial Data Schedule                                        18



-------------------------
* Incorporated by reference from Registrant's Registration Statement on
  Form SB-2.


(b) Reports filed on Form 8-K for the quarter ended September 30, 1999:

       Form 8-K dated October 1, 1999

          Filed under Item 5 Other Events and relates to the press release of third quarter earnings.

                                  SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               AUBURN NATIONAL BANCORPORATION, INC.

                                      (Registrant)



Date:      November 12, 1999          By:    /s/ E. L. Spencer, Jr.
     -----------------------------        -------------------------------------
                                          E. L. Spencer, Jr.
                                          President, Chief Executive
                                          Officer and Director


Date:      November 12, 1999          By:    /s/ Linda D. Fucci
     -----------------------------        -------------------------------------
                                          Linda D. Fucci
                                          Chief Financial Officer and
                                          Principal Accounting Officer