Form 10-K405
period 1999-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2000-03-30
CIK 750574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999        Commission File No.  0-26486

                              Auburn National Bancorporation, Inc.
                     (Exact name of registrant as specified in its charter)


                 Delaware                                 63-0885779
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the common stock held by non-affiliates of registrant as of February 29, 2000 computed by reference to the price at which the stock was sold as of such date, was $36,213,800.

As of February 29, 2000, there were issued and outstanding 3,924,573 shares of the registrant's $.01 par value common stock.

                       Documents Incorporated by Reference
                       -----------------------------------
Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2000 are incorporated by reference into Part III.

                                     PART I

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

          Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report are forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "assessment," "contemplate," "expect," "estimate," "continue," "intend" or similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

          These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.


ITEM 1.         BUSINESS

      Auburn National Bancorporation, Inc. ("the Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company was incorporated in Delaware in 1990, and in 1994 it succeeded its Alabama predecessor as the bank holding company controlling AuburnBank, an Alabama state member bank with its principal office in Auburn, Alabama (the "Bank"). The Company and its predecessor have controlled the Bank since 1984. As a bank holding company, the Company facilitates the Bank's ability to serve its customers' requirements for financial services. The holding company structure permits diversification by the Company into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable law. The holding company structure also provides greater financial and operating flexibility than is presently permitted to the Bank.

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

General

      The Company's business is conducted primarily through the Bank. The Bank's business consists of (i) accepting demand, savings, and time deposits; (ii) making loans to consumers, businesses, and other institutions; (iii) investments in money market instruments, U.S. government and agency obligations, and state, county, and municipal bonds; and (iv) other financial services. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area ("PSA"). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products. The Bank is one of the largest providers of automated teller services in East Alabama with 15 locations. The Bank's Tiger Teller ATM cards can be used internationally through the Cirrus(R) network. In 1998, the Bank began offering VISA Checkcards, which are debit cards with the VISA logo that work like checks but can be used anywhere VISA is accepted, including ATMs. In 1999, the Bank launched its web page on the World Wide Web. In conjunction with the web page, the Bank began offering on-line banking and bill payment services.

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

      The Bank faces further competition for loans and deposits from a wide variety of local and nonlocal financial institutions. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial intermediaries such as thrifts, credit unions, mortgage companies, insurance companies, and other financial institution intermediaries may be expected to intensify further. Community banks also have experienced significant competition for deposits from mutual funds, insurance companies, and other investment companies, and money center banks' offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank. Since September 29, 1995, any bank holding company located outside Alabama may presently acquire any bank based in Alabama or generally, any other state, subject to certain deposit-percentage, aging requirements, and other restrictions. Alabama has also opted to the provisions of the Interstate Banking Act which permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. See "SUPERVISION AND REGULATION."

Selected Economic Data

      The Bank's PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Lee County's population is approximately 100,900. The 1996 per capita income in Lee County was $17,236, which ranked it 32nd in the state. Unemployment has been relatively low in Lee County, and during 1999, the County had average unemployment of 2.2%, which is the 3rd lowest unemployment rate in Alabama.

      Approximately 71% of the land in Lee County is devoted to agriculture, with 91% comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company's PSA include magnetic recording tapes, tires, textiles, small gasoline engines, and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, Quantegy Corporation, Uniroyal-Goodrich, West Point Stevens, and Briggs & Stratton.

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

Employees

      At December 31, 1999, the Company had 2 full-time equivalent employees, both of which are officers, and the Bank had 113 full-time equivalent employees, including 25 officers.

Statistical Information

      Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is included in response to Item 6 and Item 8 of the Annual Report on Form 10-K.

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

Bank Holding Company Regulation

         The Company, as a bank holding company, is subject to supervision and regulation by the Federal Reserve under the BHC Act. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's Bank. The State of Alabama does not regulate bank holding companies.

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

         In November 1999, Congress enacted the German-Leach-Bliley Act ("GLB Act"), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are well-capitalized and well-managed and meet certain other conditions can elect to become "financial holding companies." As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company does not currently intend to become a financial holding company in order to exercise the broader activity powers provided by GLB Act, it may elect to do so in the future.

         The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines "covered transactions", which include extensions of credit, and limits a bank's covered transactions with any affiliate to 10% of such bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiary are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the bank or its subsidiary as prevailing at the time for transactions with unaffiliated companies.

         Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiary in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiary in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.


Bank and Bank Subsidiary Regulation

         The Bank is subject to supervision, regulation, and examination by the Federal Reserve and the Alabama Superintendent of Banks, which monitor all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See "FDIC Insurance Assessments".

         The powers of Alabama-chartered banks include certain provisions designed to provide such banks with competitive equality to the powers of national banks regulated by the Office of the Comptroller of the Currency ("OCC").

         The Federal Reserve has adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS"), effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under UFIRS, each financial institution is assigned a confidential composite "CAMELS" rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

         The GLB Act requires the Banks and their affiliated companies to adopt and disclose policies regarding the sharing of personal information it obtains from its customers with third parties. The GLB Act also permits the Banks to engage in "financial activities" through subsidiaries similar to that permitted financial holding companies.

Community Reinvestment Act

         The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"), and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities. The Bank had a CRA rating of satisfactory as of December 31, 1999.

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

         The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In April 1994, the Department of Housing and Urban Development, the Department of Justice (the "DJ"), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Payment of Dividends

         The Company is a legal entity separate and distinct from the Bank. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses. During 1999, the Bank paid cash dividends of $855,000 to the Company.

         In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory and state authorities are authorized to determine, under certain circumstances relating to the financial condition of a state member bank or a bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve and the Alabama Superintendent have indicated that paying dividends that deplete a state member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve and the Alabama Superintendent also have indicated that financial depository institutions should generally pay dividends only out of current operating earnings.

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

         In addition, the federal regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 1.0% - 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company's risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

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

      As of December 31, 1999, the consolidated capital ratios of the Company and the Bank were as follows:

                                     Regulatory
                                      Minimum           Company         Bank
                                      -------           -------         ----

Tier 1 risk-based capital ratio            4.0%         11.28%         10.59%
Total risk-based capital ratio             8.0%         12.53%         11.84%
Tier 1 leverage ratio                  3.0-5.0%          8.02%          7.52%


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

FDICIA

         FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth composition, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal regulatory agencies deem appropriate.

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

Enforcement Policies and Actions

         The Federal Reserve and the Superintendent monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

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

FDIC Insurance Assessments

         The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"), and it has no deposit insured by the Savings Association Insurance Fund ("SAIF"). Beginning in 1996, the FDIC has applied a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, the annual premiums range from zero to $.27 for every $100 of deposits. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized FICO to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF, through the earlier of its merger of BIF and SAIF on December 31, 1999. The FICO assessments are set quarterly, and for BIF in 1999 ranged from 1.16 to 1.22 basis points. The FICO assessment rates for both BIF and SAIF for the first quarter of 2000 are 2.12 basis points.

         Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 1999, the Bank paid $0, respectively, in BIF deposit insurance premiums, and paid approximately $28,000 and $27,000 in FICO assessments during 1999 and 1998, respectively.


Legislative and Regulatory Changes

         Various legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments. The FDIC changed, effective April 1, 2000, its deposit insurance assessments to more timely reflect changes in risk, and is engaged in a comprehensive review of its insurance premiums and how to better measure and price deposit insurance in light of an insured bank's size and risk. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of Fannie Mae and Freddie Mac Services.

ITEM 2.   DESCRIPTION OF PROPERTY

      The Bank conducts its business from its main office and five branches. The main office is located in the center of Auburn, Alabama, in a 16,150 square foot building that is owned by the Bank. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank's operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces.

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

      The Bank's Winn-Dixie branch opened April 3, 1997, at the Winn Dixie supermarket in the Tiger Crossing Shopping Center on the south side of Auburn, Alabama. The Bank has a five-year lease agreement for approximately 350 square feet of space in the supermarket. This branch offers the full line of the Bank's deposit and other services, except loans and safe deposit boxes.

      The Bank's Wal-Mart branch was opened August 19, 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 20 miles south of Auburn, Alabama. The Bank has a five-year lease agreement for approximately 600 square feet of space in the Wal-Mart. This branch offers the full line of the Bank's deposit and other services, except loans and safe deposit boxes.

      The Bank's Hurtsboro branch was opened June 28, 1999. This branch is located in Hurtsboro, Alabama, about 40 miles south of Auburn, Alabama, in a 1,000 square foot building. This branch was built in 1999 and is owned by the Bank. This branch offers the full line of the Bank's services and has drive-through windows and an ATM. This branch offers parking for approximately 8 vehicles, including a handicapped ramp.

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

      The Company owns a commercial office building (the "Hudson Building") located across the street from the main office in downtown Auburn. The Hudson Building has two floors and a basement which contain approximately 14,395 square feet of leasable space. Approximately 63.2% of this building is available for rent by third-party tenants. The Bank occupies approximately 5,300 square feet, which includes a portion of the basement level used for storage and office space used to house certain bank functions. The Bank pays rent to the Company based on current market rates for such space.

      In 1994, the Bank acquired a piece of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank ("UST") containing petroleum products from the site. In March 1995, the Alabama Department of Environmental Management ("ADEM") requested that the Bank submit a Secondary Investigation Plan ("Secondary Investigation") as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy F. Weston, Inc. ("Weston"), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM's Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2000 as required by ADEM. Samples from the eight (8) existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2000 will be approximately $13,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.




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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the Nasdaq SmallCap Market, under the symbol "AUBN". As of February 29, 2000, there were approximately 3,924,573 shares of the Company's Common Stock issued and outstanding, which were held by approximately 450 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company's Common Stock as reported on the Nasdaq SmallCap Market.


                                           Closing                   Cash
                                            Price                 Dividends
                                       Per Share (1)(2)          Declared (2)
                                    -----------------------     ---------------
                                     High          Low
                                     ----          ---
       1999
       First Quarter            $    18.00    $    14.00        $    0.06
       Second Quarter                18.50         15.94             0.06
       Third Quarter                 17.50         12.38             0.10
       Fourth Quarter                15.75         12.75             0.10

       1998
       First Quarter                 19.67    $    12.77    $        0.04
       Second Quarter                24.00         18.17             0.05
       Third Quarter                 29.25         17.94             0.05
       Fourth Quarter                17.50         15.88             0.05

      ---------------
      (1)  The price information represents actual transactions.

      (2) The price information for the first quarter of 1998 is restated to reflect the Company's three for one stock split in the form of a dividend in June 1998.

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


ITEM 6.   SELECTED FINANCIAL DATA



                                               1999           1998           1997           1996          1995
                                           -------------  -------------  -------------  ------------- -------------

Earnings
--------
Net Interest Income                            $ 12,128       $ 10,531       $  9,507       $  7,937      $  7,304
Provision for Loan Losses                         2,506            891            285             80            --
Net Income                                        2,922          3,439          3,080          2,753         2,091
Per Share: (1)
      Net Income                                   0.74           0.88           0.79           0.70          0.54
      Cash Dividend                                0.32           0.19           0.16           0.14          0.12
      Book Value                                   7.25           7.37           6.64           5.90          5.40
      Issued                                  3,957,135      3,957,135      3,957,135      3,957,135     3,957,135
      Weighted Average Outstanding            3,924,573      3,924,573      3,916,446      3,914,226     3,914,226
      (1) Restated to reflect the three for one stock split in the form of a 6/28/98 dividend.

Financial Condition
-------------------
Total Assets                                    377,518        307,874        264,029        258,055       222,197
Loans (Net of Unearned Income)                  260,606        218,687        185,493        161,718       140,471
Investment Securities                            77,867         71,680         54,810         61,930        55,401
Total Deposits                                  294,722        233,505        223,978        216,727       185,803
Long Term Debt                                   46,861         31,000         11,138         10,908         6,029
Shareholders' Equity                             28,442         28,943         26,047         23,083        21,269


Selected Ratios
---------------
Return on Average Total Assets                    0.85%          1.22%          1.20%          1.18%         0.98%
Return on Average Total Equity                    9.86%         12.26%         12.61%         12.58%        10.51%
Average Stockholders' Equity to
      Average Assets                              8.62%          9.91%          9.48%          9.36%         9.30%
Reserve For Loans As a % Of Loans
      (Net of Unearned Income)                    1.45%          1.28%          1.15%          1.29%         1.43%
Loans (Net of Unearned Income)
      To Total Deposits                          88.42%         93.65%         82.82%         74.62%        75.60%



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS


         The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with "BUSINESS" and "FINANCIAL STATEMENTS AND RELATED NOTES."

         The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company during the three years ended December 31, 1999, 1998 and 1997. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Summary

         Net earnings decreased $517,000 (15.0%) to $2,922,000 during 1999 from $3,439,000 for the year ended December 31, 1998. Basic income per share was $0.74 and $0.88 for 1999 and 1998, respectively, a decrease of 15.9%. Comparatively, net earnings during 1998 increased $359,000 (11.7%) from the 1997 total of $3,080,000, while basic income per share showed a similar increase of $0.09 per share for 1998 from a 1997 per share total of $0.79. The decrease in net earnings for 1999 is mainly attributable to an increase in provision for loan losses. The increase in 1998 was due to higher levels of net interest income, and noninterest income offset by higher noninterest expense compared to 1997. See "FINANCIAL CONDITION -- CAPITAL RESOURCES" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" tables.

         Total assets at December 31, 1999 and 1998 were $377,518,000 and $307,874,000, reflecting growth of $69,644,000 (22.6%). The Company's growth during 1999 resulted primarily from the growth in loans and cash and cash equivalents. Deposits grew $61,217,000 (26.2%) from $233,505,000 at year-end 1998 to $294,722,000 at year-end 1999. See "FINANCIAL CONDITION-DEPOSITS AND LOANS AND LIQUIDITY."

Financial Condition

         Investment Securities

         Investment securities held to maturity were $10,068,000 and $8,094,000 at December 31, 1999 and 1998, respectively. This increase of $1,974,000 (24.4%) in 1999 resulted from a large increase in U.S. government agency securities that offset decreases in state and political subdivisions and mortgage-backed securities. The investment securities available for sale portfolio was $67,799,000 and $63,586,000 at December 31, 1999 and 1998, respectively. This increase of $4,213,000 (6.6%) reflects purchases of mortgage-backed securities. In addition, proceeds from held-to-maturity securities that were called or matured during 1999 were shifted by management to available for sale securities to maintain flexibility in its liquidity planning. See "-- LIQUIDITY."

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

         The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

                                                                             Amortized Cost
                                                                              December 31,
                                                                -----------------------------------------

                                                                   1999           1998           1997
                                                                -----------     ----------     ----------
Investment Securities Held to Maturity:
   U.S. government agency                                    $       4,508             --          3,216
   State and political subdivisions                                    731          1,585          1,479
   Mortgage-backed securities                                        4,829          6,509          9,470
   Collateralized mortgage obligations                                  --             --            199
                                                                -----------     ----------     ----------
         Total investment securities
           held to maturity                                  $      10,068          8,094         14,364
                                                                ===========     ==========     ==========


         The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:
                                                                               Fair Value
                                                                              December 31,
                                                                -----------------------------------------

                                                                   1999           1998           1997
                                                                -----------     ----------     ----------
Investment Securities Available for Sale:
   U.S. government agency                                    $      17,871         17,340         12,097
   State and political subdivisions                                    845            883            498
   Mortgage-backed securities                                       20,138         17,711          7,990
   Collateralized mortgage obligations                              25,945         27,652         19,861
   Commercial paper                                                  3,000             --             --
                                                                -----------     ----------     ----------
         Total investment securities
           available for sale                                $      67,799         63,586         40,446
                                                                ===========     ==========     ==========

         At December 31, 1999, the Bank owned CMOs with a total amortized cost of $27,377,000. All of the CMOs are rated AAA. The CMOs are all backed by federal agency guaranteed mortgages, except for one issue in the amount of $26,000 which is a privately issued mortgage pass-through certificate. Fair values for the private placement CMOs were estimated based on fair values for similar instruments.

         The MBS portfolio's total amortized cost of $25,676,000 at December 31, 1999, is a mixture of fixed rate mortgages, adjustable rate mortgages ("ARMs"), and securities with balloon payments. At the time of purchase, the Bank looks at various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.


         The following tables present the maturities and weighted average yields of investment securities at

December 31, 1999:


                                                                    Maturities of Held-to-Maturity
                                                                         Investment Securities
                                                                            Amortized Cost
                                                       ----------------------------------------------------------
                                                                         After one          After         After
                                                         Within           through           five           ten
                                                        one year           five            through        years
                                                                           years          ten years
                                                       ------------      -----------     -----------     --------
                                                                            (In thousands)
   U.S. government agency                           $           --               --              --        4,508
   State and political subdivisions                             --               --             320          411
   Mortgage-backed securities                                   88            4,415             326           --
                                                       ------------      -----------     -----------     --------

         Total investment securities
           held to maturity                         $           88            4,415             646        4,919
                                                       ============      ===========     ===========     ========

                                                               Weighted Average Yields of Held-to-Maturity
                                                                          Investment Securities
     U.S. government agency                                  --  %            --  %          --  %        7.99
     State and political subdivisions (1)                    --  %            --  %        7.83  %        6.89
     Mortgage-backed securities                            5.98  %          6.49  %        6.26  %          --
           Total weighted average yield                    5.98  %          6.49  %        7.04  %        7.97
(1) Weighted average yields have not been computed on a tax-equivalent basis.

                                                                   Maturities of Available for Sale
                                                                         Investment Securities
                                                                            Amortized Cost
                                                        -----------------------------------------------------------
                                                                          After one      After five        After
                                                          Within           through        through        ten years
                                                         one year         five years     ten years
                                                        ------------      -----------    -----------     ---------
                                                                            (In thousands)
   U.S. government agency                           $           --            1,999          16,801           --
   State and political subdivisions                             --              594             250           --
   Mortgage-backed securities                                   --            6,091          14,756           --
   Collateralized mortgage obligations                          --            6,814          19,605          958
   Commercial paper                                          2,987               --              --           --
                                                       ------------      -----------     -----------     --------
         Total investment securities
           available for sale                       $        2,987           15,498          51,412          958
                                                       ============      ===========     ===========     ========

                                                              Weighted Average Yields of Available for Sale
                                                                          Investment Securities
                                                        ----------------------------------------------------------
                                                                          After one      After five       After
                                                          Within           through         through         ten
                                                         one year         five years      ten years       years
                                                        ------------      -----------    ------------    ---------

     U.S. government agency                                  --  %          5.63  %        6.27  %          --
     State and political subdivisions (1)                    --  %          6.46  %        7.42  %          --
     Mortgage-backed securities                              --  %          6.68  %        6.43  %          --
     Collateralized mortgage obligations                     --  %          6.20  %        6.42  %        8.96
     Commercial paper                                      5.95  %            --  %          --  %          --
           Total weighted average yield                    5.95  %          6.32  %        6.38  %        8.96

(1) Weighted average yields have not been computed on a tax-equivalent basis.


         Loans

          Total loans, net of unearned income, were $260,606,000 at December 31, 1999, an increase of $41,919,000 (19.2%), over total loans, net of unearned income, of $218,687,000 at December 31, 1998. The primary growth during 1999 occurred in the commercial, financial and agricultural, real estate construction and real estate mortgage loan areas. The commercial, financial and agricultural portfolio increased $16,161,000 (26.5%) to $77,236,000 at December 31, 1999
compared to $61,075,000 at December 31, 1998. The increase was due primarily to increased demand for commercial credits. Commercial, financial and agricultural loans represented 29.6% and 27.9% of the total loans at December 31, 1999 and 1998, respectively.

         The real estate mortgage loan component of the loan portfolio increased $15,823,000 (12.6%) to $141,272,000 at December 31, 1999, over the 1998 balance of $125,449,000 and represented 54.2% of the total loan portfolio at December 31, 1999, as compared to 57.4% at December 31, 1998. This growth in real estate mortgage loans was attributable to the increase in commercial real estate mortgages of $14,170,000 (23.2%) combined with an increase in residential real estate mortgage loans of $1,653,000 (2.6%), reflecting lower rates to borrowers and strong demand in the Bank's market for those products.

         In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association ("FNMA") with the Bank retaining the servicing, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 1999, the Bank sold mortgage loans totaling approximately $16,803,000, to FNMA, with the Bank retaining the servicing, and sold mortgage loans, totaling approximately $2,486,000, to the mortgage servicing company, with servicing released. At December 31, 1999, the Bank was servicing loans totaling approximately $70,284,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See "-- EFFECTS OF INFLATION AND CHANGING PRICES."

         The following table presents the composition of the loan portfolio by major categories at the end of the last five years:


                                                     1999          1998           1997          1996          1995
                                                   ----------    ----------     ----------    ----------    ----------
Commercial, financial and agricultural         $      77,236        61,075         46,329        39,213        35,800
Real estate - construction:
    Commercial                                        16,591         8,112          3,172         3,572           945
    Residential                                        5,653         4,544          3,583         3,068         2,323
Real estate - mortgage:
    Commercial                                        75,284        61,113         51,714        42,827        33,593
    Residential                                       65,988        64,335         62,112        58,530        54,384
Consumer installment                                  19,862        19,523         18,620        14,600        13,583
                                                   ----------    ----------     ----------    ----------    ----------
       Total loans                             $     260,614       218,702        185,530       161,810       140,628
Less:
    Unearned income                                      (7)          (15)           (37)          (91)         (157)
    Allowance for loan losses                        (3,775)       (2,808)        (2,125)       (2,094)       (2,012)
                                                   ----------    ----------     ----------    ----------    ----------
       Loans, net                              $     256,832       215,879        183,368       159,625       138,459
                                                   ==========    ==========     ==========    ==========    ==========



         The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 1999:

                                                                     Maturities of Loan Portfolio
                                                       ----------------------------------------------------------

                                                                         After one        After
                                                         Within           through         five
                                                        one year         five years      through         Total
                                                                                         ten years
                                                       ------------      -----------     ----------    ---------
                                                                            (In thousands)
   Commercial, financial and agricultural           $       39,678           30,970          6,588        77,236
   Real estate - construction                               18,016            1,134          3,094        22,244
   Real estate - mortgage                                   10,112           20,705        110,455       141,272
   Consumer installment                                      8,459           10,590            813        19,862
                                                       ------------      -----------     ----------    ----------
         Total loans                                        76,265           63,399        120,950       260,614
                                                       ============      ===========     ==========    ==========

   Variable-rate loans                                      25,738           15,358         88,814       129,910
   Fixed-rate loans                                         50,527           48,041         32,136       130,704
                                                       ------------      -----------     ----------    ----------
         Total loans                                $       76,265           63,399        120,950       260,614
                                                       ============      ===========     ==========    ==========

         Allowance for Loan Losses and Risk Elements

         Interest on loans is normally accrued from the date an advance is made. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Thereafter, any interest income on a nonaccrual loan is recognized only on a cash basis.

         The Company's policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on nonaccrual status.

         Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Director's Loan Committee are informed of the status of delinquent and "watch" or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Director's Loan Committee as to loan charge-offs on a monthly basis.

         The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's Credit Administration area and presented to the Director's Loan Committee on a monthly basis. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio and adequacy of the allowance.

         The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See "SUPERVISION AND REGULATION."

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

         The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

                                                         Allowance for Loan Loss Activity for year ended
                                                                           December 31,
                                                 -----------------------------------------------------------------
                                                   1999         1998           1997          1996         1995
                                                   ----         ----           ----          ----         ----
                                                                          (In thousands)
Balance at beginning of period                  $    2,808          2,125      2,094         2,012          2,100
Provision for loan losses                            2,506            891        285            80             --
Charge-offs:
    Commercial, financial, and agricultural          1,018             42        146            64             43
    Real estate                                        277             --          1             1              1
    Consumer                                           336            272        173           108            113
                                                       ---            ---        ---           ---            ---
        Total charge-offs                            1,631            314        320           173            157
Recoveries:
    Commercial, financial and agricultural               5              7         15           100              4
    Real estate                                          1              2          3             5             28
    Consumer                                            86             97         48            70             88
                                                        --             --         --            --             --
        Total recoveries                                92            106         66           175            120
                                                        --            ---         --           ---            ---

Net charge-offs (recoveries)                         1,539            208        254           (2)             37
Other adjustments (1)                                   --             --         --            --           (51)
                                                        --             --         --            --           ----
Balance at end of period                        $    3,775          2,808      2,125         2,094          2,012
                                                     =====          =====      =====         =====          =====

Ratio of allowance for loan losses to loans
    outstanding, net of unearned income              1.45%          1.28%      1.15%         1.29%          1.43%
Ratio of allowance for loan losses
    to nonaccrual loans, renegotiated loans,
    and other nonperforming assets                  57.34%         61.14%         --     1,957.01%      1,468.61%
Ratio of net charge-offs (recoveries) to
    Average loans outstanding, net of
    Unearned income                                  0.63%          0.10%      0.15%      (0.001)%          0.03%

------------
(1) In conjunction with the sale of its credit card portfolio in 1995, the Bank reversed the portion of the allowance for loan losses that had been maintained to absorb losses on credit card lines.

         During the first six months of 1999, the Bank recorded $332,000 in provision for loan losses based on internal reviews, growth in the loan portfolio and other components of its normal allowance methodology. During Summer 1999, the Bank was examined by the Federal Reserve, which criticized a number of loans and credits held by the Bank. As a result of such examination and deterioration of certain credits, the Bank increased its allowance for loan losses by an additional $932,000. The Bank's regulators required the Bank to review its loan portfolio and improve its loan and credit policies and credit practices. As a result, the Bank has been engaged in vigorous review of its loan approval and credit grading processes and had identified additional potential problem loans that had not been previously identified; such that the potential problem loans were approximately $10,798,000 at December 31, 1999. Since Summer 1999, the Bank has sought to better price its loan consistent with its cost of funds and its assessment of potential credit risk, along with general increase in interest rates which has had the effect of slowing the Bank's loan growth. The Bank's more rigorous internal reviews and changes in its credit practices, may result in additions to the allowance for loan losses, and the identification of additional potential problem loans.

         During 1999, the Company had loan charge-offs totaling $1,631,000 and recoveries of $92,000, as compared to $314,000 in charge-offs and recoveries of $106,000 in the prior year. Such deterioration primarily related to several large commercial loans in various industries which were identified as problem credits in the reviews and examinations as discussed above. Management believes that the $3,775,000 in allowance for loan losses at December 31, 1999 (1.45% of total outstanding loans, net of unearned income), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans. The decrease in the ratio of the allowance for loan losses to nonperforming assets between year-end 1998 and year-end 1999 was primarily due to an increase in nonaccrual loans offset by an increase in provision for loan losses. The increase in charge-offs for commercial, financial, and agricultural is primarily due to a charge-off of one large credit of $800,000 resulting from this credit filing for bankruptcy. Management's assessment of the credit quality of the loan portfolio during 1998 indicated deterioration of a $4.098 million commercial credit such that management's estimate of the necessary level of the allowance increased. This entire credit has been classified as impaired and included in nonaccrual loans since July 1998. The relationship continues to be monitored as part of the Bank's overall credit administration procedures.

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

         On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"), which amends SFAS No. 114, with no material effect on its financial condition or results of operations. At December 31, 1999, the Company had approximately $5,177,000 of impaired loans, which included loans to two borrowers with a total valuation allowance of approximately $345,000. In comparison, at December 31, 1998, the Company had approximately $4,098,000 of impaired loans, which included three loans to the same borrower with a total valuation allowance of approximately $564,000.


         Nonperforming Assets

         Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

         Nonperforming assets were $6,853,000, $4,897,000, and $276,000 at
December 31, 1999, 1998, and 1997, respectively. These levels represent an increase of $1,956,000 (39.9%) for the year ended December 31, 1999, and an increase of $4,621,000 (1674.3%) for the year ended December 31, 1998. The increase in 1999 was due to a deterioration in certain loans determined by a recent analysis and loan reviews performed during a normal independent loan review and recent regulatory examination. The increase in 1998 was primarily due to the $4.078 million commercial loan relationship that is classified as impaired.

         An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

                                                                       Nonperforming Assets
                                                                           December 31,
                                                      1999         1998         1997        1996        1995
                                                      ----         ----         ----        ----        ----
                                                                          (In thousands)
Nonaccrual loans                                    $   6,075       4,593          --         107          73
Renegotiated loans                                         --          --          --          --          --
Other nonperforming assets (primarily
  other real estate)                                      509          --          --          --          64
Accruing loans 90 days or more past due                   269         304         276         112         133
                                                          ---         ---         ---         ---         ---

        Total nonperforming assets                  $   6,853       4,897         276         219         270
                                                        =====       =====         ===         ===         ===

Nonaccrual loans and renegotiated loans
  as a % of total loans, net of unearned income         2.33%       2.10%          --       0.07%       0.05%
Nonaccrual loans, renegotiated loans and
  other nonperforming assets as a percentage of
  total loans, net of unearned income                   2.53%       2.10%          --       0.07%       0.10%
Nonperforming assets as a percentage of
  total loans, net of unearned income                   2.63%       2.24%       0.15%       0.14%       0.19%


         If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $428,000, $183,000, and $0 for the years ended December 31, 1999, 1998 and 1997 respectively. The amount of interest income earned and collected on nonaccrual loans which is included in net income was $27,000 for 1999, $33,000 for 1998 and $0 for 1997.


         Other Potential Problem Loans

         Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At December 31, 1999, the Company had identified 92 loans totaling approximately $10,798,000 or 4.1% of total loans, net of unearned income which were considered potential problem loans. At December 31, 1998, the Company had identified 77 loans totaling approximately $2,654,000 or 1.2% of total loans, net of unearned income which were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed. The increase in 1999 was due to a deterioration in certain loans determined by a recent analysis and loan reviews performed during a normal independent loan review and recent regulatory examination.


         Deposits

         Total deposits increased $61,217,000 (26.2%) to $294,722,000 at
December 31, 1999, as compared to $233,505,000 at December 31, 1998. Noninterest-bearing deposits were $38,868,000 and $34,724,000 while total interest-bearing deposits were $255,854,000 and $198,781,000 at December 31, 1999 and 1998, respectively. This trend is the result of management's decision to maintain a competitive position in its deposit rate structure coupled with the Bank's marketing efforts to attract local deposits and fund its loan growth. In addition, the increase in

MMDAs is due to a $19 million increase in public funds. The increase in certificates of deposit and other time deposits of $100,000 and over is due to a $16 million increase in brokered certificates of deposit. At December 31, 1999, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.2%, while MMDAs, NOWs and regular savings made up approximately 35.5%, certificates of deposit under $100,000 comprised approximately 24.6%, and certificates of deposit and other time deposits of $100,000 or more comprised 26.7%. At December 31, 1998, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 14.9%, while MMDAs, NOWs and regular savings made up approximately 31.9%, certificates of deposit under $100,000 comprised approximately 31.0%, and certificates of deposit and other time deposits of $100,000 or more comprised 22.2%.

         The composition of total deposits for the last three years is presented in the following table:

                                                                          December 31,
                                        ---------------------------------------------------------------------------------
                                                 1999                         1998                        1997
                                                 ----                         ----                        ----
                                                     % Change                     % Change                    % Change
                                                    from prior                   from prior                  from prior
                                          Amount     year end           Amount    year end         Amount     year end
                                          ------     --------           ------    --------         ------     --------
                                                                     (Dollars in thousands)
Demand deposits                       $   38,868        11.93%          34,724        6.39%         32,638       14.89%
Interest bearing deposits:
  NOWs                                    33,987        57.30%          21,606       (3.64)%        22,423       11.62%
  MMDAs                                   59,219        40.09%          42,271      (16.59)%        50,678       18.81%
  Savings                                 11,493         9.08%          10,536        3.12%         10,217       (0.39)%
  Certificates of deposit
    under $100,000                        72,517         0.13%          72,425        1.81%         71,136       (4.49)%
  Certificates of deposit
    and other time deposits of
      $100,000 and over                   78,638        51.39%          51,943       40.82%         36,886       (9.68)%
                                          ------        ------          ------       ------        -------       -------
  Total interest bearing deposits        255,854        28.71%         198,781        3.89%        191,340       16.04%
                                         -------        ------         -------        -----        -------       ------
      Total deposits                  $  294,722        26.22%         233,505        4.25%        223,978        3.35%
                                         =======        ======         =======        =====        =======        =====


         The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table immediately following:

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                                 Twelve Months Ended December 31,
                                                            ---------------------------------------------------------------------
                                                                             1999                                1998
                                                            ---------------------------------       -----------------------------
                                                              Average                  Yield/       Average                Yield/
                    ASSETS                                    Balance      Interest     Rate        Balance    Interest     Rate
                  ==========                                  =======      ========     ====        =======    ========     ====
                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans, net of unearned income (1)                       $   243,938       20,393     8.36%       200,230      17,468     8.72%
    Investment securities:
        Taxable                                                  70,842        4,551     6.42%        59,450       3,787     6.37%
        Tax-exempt (2)                                            1,515          112     7.40%         1,875         164     8.75%
                                                              -----------------------              ----------------------
                Total investment securities                      72,357        4,663     6.44%        61,325       3,951     6.44%
    Federal funds sold                                            6,796          347     5.11%         4,200         236     5.62%
    Interest-earnings deposits with other banks                   1,940          113     5.82%         1,589         120     7.55%
                                                              -----------------------              ----------------------
                Total interest-earning assets                   325,031       25,516     7.85%       267,344      21,775     8.14%
Allowance for loan losses                                        (3,093)                              (2,437)
Cash and due from banks                                           9,833                                7,997
Premises and equipment                                            3,482                                3,481
Rental property, net                                              1,727                                1,795
Other assets                                                      6,729                                4,863
                                                              ----------                           ----------
                Total assets                                $   343,709                              283,043
                                                              ==========                           ==========

      LIABILITIES & STOCKHOLDERS' EQUITY
    ======================================

Interest-bearing liabilities:
    Deposits:
        Demand                                              $    26,795          658     2.46%        20,646         428     2.07%
        Savings and money market                                 69,787        2,958     4.24%        58,461       2,531     4.33%
        Certificates of deposits less than $100,000              70,934        4,118     5.81%        71,616       4,411     6.16%
        Certificates of deposits and other time
           deposits of $100,000 or more                          62,700        3,147     5.02%        42,685       2,187     5.12%
                                                              -----------------------              ----------------------
            Total interest-bearing deposits                     230,216       10,881     4.73%       193,408       9,557     4.94%
    Federal funds purchased and securities sold under
        agreements to repurchase                                  6,832          336     4.92%         4,554         226     4.96%
    Other short term borrowings                                       0            0     0.00%             0           0     0.00%
    Other borrowed funds                                         39,236        2,132     5.43%        24,935       1,402     5.62%
    Employee stock ownership plan debt                                0            0     0.00%            57           4     6.92%
                                                              -----------------------              ----------------------
            Total interest-bearing liabilities                  276,284       13,349     4.83%       222,954      11,189     5.02%
Noninterest-bearing deposits                                     35,417                               30,292
Accrued expenses and other liabilities                            2,371                                1,737
Stockholders' equity                                             29,637                               28,060
                                                              ----------                           ----------
            Total liabilities and stockholders' equity      $   343,709                              283,043
                                                              ==========                           ==========
Net interest income                                                          $12,167                              10,586
                                                                        =============                        ============
Net yield on total interest-earning assets                                               3.74%                               3.96%
                                                                                     =========                           =========


                                                            Twelve Months Ended December 31,
                                                          ------------------------------------
                                                                           1997
                                                          ------------------------------------
                                                             Average                 Yield/
                    ASSETS                                   Balance     Interest     Rate
       =================================                     =======     ========     ====
Interest-earning assets:
    Loans, net of unearned income (1)                         172,742      15,323      8.87%
    Investment securities:
        Taxable                                                59,829       3,933      6.57%
        Tax-exempt (2)                                          2,031         188      9.26%
                                                            ----------------------
                Total investment securities                    61,860       4,121      6.66%
    Federal funds sold                                          6,778         388      5.72%
    Interest-earnings deposits with other banks                 1,446          81      5.60%
                                                            ----------------------
                Total interest-earning assets                 242,826      19,913      8.20%
Allowance for loan losses                                      (2,151)
Cash and due from banks                                         7,652
Premises and equipment                                          3,597
Rental property, net                                            1,859
Other assets                                                    3,879
                                                            ----------
                Total assets                                  257,662
                                                            ==========

      LIABILITIES & STOCKHOLDERS' EQUITY
    ======================================
Interest-bearing liabilities:
    Deposits:
        Demand                                                 20,143         426      2.11%
        Savings and money market                               59,098       2,660      4.50%
        Certificates of deposits less than $100,000            71,933       4,495      6.25%
        Certificates of deposits and other time
           deposits of $100,000 or more                        37,808       1,952      5.16%
                                                            ----------------------
            Total interest-bearing deposits                   188,982       9,533      5.04%
    Federal funds purchased and securities sold under
        agreements to repurchase                                2,868         148      5.16%
    Other short term borrowings                                    94           9      9.57%
    Other borrowed funds                                       11,160         645      5.78%
    Employee stock ownership plan debt                            113           8      6.98%
                                                            ----------------------
            Total interest-bearing liabilities                203,217      10,343      5.09%
Noninterest-bearing deposits                                   27,941
Accrued expenses and other liabilities                          2,070
Stockholders' equity                                           24,434
                                                            ----------
            Total liabilities and stockholders' equity        257,662
                                                            ==========
Net interest income                                                         9,570
                                                                      ============
Net yield on total interest-earning assets                                             3.94%
                                                                                  ==========

================================================================================
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

         The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1999

                                            Maturities of Time Deposits over $100,000
                                                       December 31, 1999
                                                       -----------------
                                                        (In thousands)
Three months or less.............................      $     28,680
After three within six months....................            25,193
After six within twelve months...................             7,163
After twelve months..............................            17,602
                                                             ------
    Total........................................      $     78,638
                                                          =========

Weighted Average rate on time deposits
    of $100,000 or more at period-end............              5.86%


Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.

                   Maximum                                               Weighted
  Year ended   Outstanding at   Average    Interest Rate    Ending   Average Interest
 December 31    any Month-end   Balance     During Year    Balance   Rate at Year-end
 -----------    -------------   -------     -----------    -------   ----------------
                                (Dollars in thousands)
     1999          $13,548       $6,832        4.92%        $8,866        5.30%
     1998           12,944        4,554        4.96%        12,944        4.99%
     1997            8,516        2,962        5.30%         1,274        5.29%

(1) Consists of federal funds purchased; treasury, tax and loan deposits; securities sold under agreements to repurchase.


         Capital Resources

         The Company's consolidated stockholders' equity was $28,442,000 and $28,943,000 at December 31, 1999 and 1998, respectively, a decrease of $501,000 (1.7%) since year-end 1998. The decrease in stockholders' equity for 1999 is due to an increase in cash dividends paid combined with the decrease in the accumulated other comprehensive income due to unrealized loss on mutual funds and investment securities available for sale offset by net income for 1999. The Company has funded its capital growth primarily through retained earnings since its early 1995 sale of common stock that raised approximately $1,234,000 of net proceeds to the Company.

         On May 12, 1998, the Company's Board of Directors approved a three-for-one stock split effected in the form of a dividend payable on June 25, 1998 to shareholders of record on June 10, 1998. All share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding resulting from the stock split. Common stock and surplus have been restated also to reflect the stock split retroactively.

         During 1999, cash dividends of $1,256,000 or $0.32 per share, were declared on the Common Stock as compared to $759,000, or $0.19 per share, in 1998, representing an increase of $497,000 (65.5%). The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is vital to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See "SUPERVISION AND Regulation."

         Certain financial ratios for the Company for the last three years are presented in the following table:

                                                     Equity and Asset Ratios
                                                           December 31,
                                                     1999     1998     1997
                                                     ----     ----     ----

       Return on average assets                      0.85%    1.22%    1.20%
       Return on average equity                      9.86%   12.26%   12.61%
       Common dividend payout ratio                 43.24%   21.59%   20.25%
       Average equity to average asset ratio         8.62%    9.91%    9.48%

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject. See "SUPERVISION AND REGULATION."

         The following table sets forth the Bank's actual capital levels and the related required capital levels at December 31, 1999:


                                              Actual                Required
                                             Capital   Actual        Capital           Required
                                              Amount    Ratio         Amount             Ratio
                                              ------    -----         ------             -----
       Tier 1 Risk-Based Capital           $  28,228   10.59%     $   10,659      greater than or equal to 4%
       Leverage Capital                       28,228    7.52%         15,015      greater than or equal to 4%
       Total Qualifying Capital               31,564   11.84%         21,318      greater than or equal to 8%


         In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement 137). Statement 133 is effective for financial statements for the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company can not predict whether the provisions of Statement 133 as amended by Statement 137 will have a significant impact on its financial statements upon adoption.

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

         Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB-Atlanta's advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. The Bank has a current line of credit of $50,000,000. This line is collateralized by a blanket lien against its one to four family residential mortgage loans. At December 31, 1999, the Bank had credit available from FHLB-Atlanta of $3,360,000, and had $46,640,000 in advances drawn down.

         Overall, net cash provided from financing activities increased $28,444,000 (70.6%) to $68,744,000 during 1999 from the previous year's total of $40,300,000. Net cash provided by operating activities decreased $1,782,000 (56.1%) to $1,392,000 from $3,174,000 for the year ended December 31, 1999.
$52,244,000 of cash was used in investing activities during 1999.

         The Company depends mainly on dividends, management fees and lease payments from the Bank, for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $855,000, $385,000, and $697,000 in cash dividends for 1999, 1998, and 1997 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to a third-party vendor. The Bank paid the Company $354,000 and $314,000 in management fees and $188,000 and $187,000 in lease payments for the years ended December 31, 1999 and 1998, respectively. These funds were used to pay operating expenses and fund dividends to the Company's shareholders. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each Subsidiary based on their individual tax positions as if each entity filed a separate tax return.

         The Bank's liquidity, especially its loan to deposit ratio was criticized by the Bank's regulators in Summer 1999. The Bank has reduced its loan to deposit ratio from 91.58% at June 30, 1999 to 88.42% at December 31, 1999. Since Summer 1999, the Bank has been more carefully monitoring its liquidity, and has sought to better price its loans consistent with its costs of funds and the Bank's assessment of potential credit risk. This has slowed and is expected to continue to slow the Bank's loan growth and related loan revenues.

         Year 2000

         The Company has been aware of the issues associated with the programming code in existing computer systems relative to the Year 2000 issue. The Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and developed a plan to resolve the mission critical modifications necessary in order to be prepared for the new millennium. The Company reviewed both information technology (IT) systems and non-IT systems. All mission critical systems were upgraded, as needed, and tested. The Company received certification of Year 2000 compliance from their critical vendors used in the major operations of the Company. As of February 29, 2000 there have not been any significant disruptions relative to the Year 2000 issue. The Bank continues to monitor the effects on third parties, including its borrowers.

         The total cost of the Year 2000 project was $137,000, which was expensed in 1999 and 1998. The Company currently has in place a disaster recovery plan. A business resumption plan and a remediation plan have been developed based upon certain circumstances. The Bank has continued to monitor borrower status and requested copies of the status of loan customers' Year 2000 plan and examined all large loan customers for potential impacts on the customer's creditworthiness.

         Interest Rate Sensitivity Management

         An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap ("GAP"). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank's balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 5.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, the Bank's net interest income at December 31, 1999, would increase approximately 2.32% in a rising rate environment and decrease approximately

2.61% in a falling rate environment. Interest rate scenario models are prepared on the Bank's Balance Sheet Information System created by Darling Consulting Group.

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


                          Interest Sensitivity Analysis

                                                                                               Over Five
                                                          One to      Four to       One to     Years and
                                                          Three        Twelve         Five      Non-rate
December 31, 1999                         Immediate       Months       Months        Years     Sensitive      Total
                                          ---------       ------       ------        -----     ---------      -----
                                                                        (In thousands)
Earning Assets:
   Loans, net of unearned                  $     --       89,179       53,318       99,724        18,385    260,606
   Taxable investment securities                 --           --           --        1,455         8,293      9,748
   Tax-exempt investment securities              --           --           --           --           320        320
   Investment securities available
     for sale                                    --        5,689       12,028       17,171        32,911     67,799
   Federal funds sold and securities
     purchased under agreements to
     resell                                  15,710           --           --           --            --     15,710
   Interest earning deposits with
     other banks                              1,270           --           --           --            --      1,270
                                            -------     --------      -------      -------       -------    -------
     Total earning assets                    16,980       94,868       65,346      118,350        59,909    355,453
                                            -------     --------      -------      -------       -------    -------
Interest bearing liabilities:
   Demand deposits                               --       12,989           --           --        20,998     33,987
   Savings and Money Market                      --       59,218           --           --        11,494     70,712
   Certificates of deposit less than
     $100,000                                    --       27,383       22,814       22,319             1     72,517
   Certificates of deposit and other
     time deposits of $100,000 or more           --       22,558       25,852       20,228        10,000     78,638
   Federal funds purchased and securities
     sold under agreements to repurchase         --        5,866           --           --            --      5,866
   FHLB and other borrowings                     --        3,012           36       10,223        33,590     46,861
                                            -------     --------      -------      -------       -------    -------
     Total interest bearing liabilities          --      131,026       48,702       52,770        76,083    308,581

Interest sensitivity gap                     16,980      (36,158)      16,644       65,580       (16,174)    46,872
                                            -------     --------      -------      -------       -------    =======
Cumulative interest sensitivity gap        $ 16,980      (19,178)      (2,534)      63,046        46,872
                                            =======     =========     ========     =======       =======


         The interest sensitive assets at December 31, 1999, that reprice or mature within 12 months were $177,194,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $179,728,000. At December 31, 1999, the 12 month cumulative GAP position, was a negative $2,534, resulting in a GAP ratio of 99%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period.

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


         The following table presents the Company's interest rate swaps and floors position as of December 31, 1999:

                                                                                                       Weighted
                                                                                                       Average
                                                                                      Weighted        Remaining
                                             Notional    Carrying      Estimated   Average Rate (1)     Life
                                              Amount       Value      Fair Value   Received    Paid    (Years)
                                              ------       -----      ----------   --------    ----    -------
                                                   (Dollars in thousands)
Swaps:
   Receive fixed:
      Over one year through two years         10,000          --         (140)       5.44%     6.08%     1.25
      Over two years through five years        5,000          --         (243)       5.68%     6.17%     3.25
      Over five years through ten years        5,000          --         (150)       7.25%     6.12%     8.75
      Over ten years                           5,000          --         (144)       7.75%     6.13%    13.75

Floors
   Purchased
      One year or less                        10,000           1           --          --        --      0.25

      One year or less                        10,000           2           --        6.00%       --      0.25
                                          ----------           -           --

                                          $   45,000         $ 3        $(677)
                                          ==========         ====       ======

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


Results of Operations


         Net Income

         Net income decreased $517,000 (15.0%) to $2,922,000 during 1999 from $3,439,000 for the year ended December 31, 1998. Basic income per share was $0.74 and $0.88 for 1999 and 1998, respectively, a decrease of 15.9%. Comparatively, net income during 1998 increased $359,000 (11.7%) from the 1997 total of $3,080,000, while basic income per share showed a similar increase of $0.09 per share for 1998 from a 1997 per share total of $0.79.

         The decrease in net income for 1999 is attributable to higher provision for loan losses and noninterest expense offset by a higher net interest income and noninterest income. The increase in net income for 1998 was attributable to higher net interest income and noninterest income offset by a higher noninterest expense.


         Net Interest Income

         Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company's earnings. Net interest income was $12,128,000 for the year ended December 31, 1999. This increase of $1,597,000 (15.2%) over 1998 is due to the increase in average interest earning assets during 1999 offset by a decrease in the net yield on total interest earning assets of 22 basis points to 3.74%.

         Net interest income for 1998 was $10,531,000, $1,024,000 (10.8%) higher than 1997 net interest income of $9,507,000. This increase over 1997 was due to the increase in average interest earning assets during 1998 and an increase in the net yield on total interest earning assets of 2 basis points to 3.96%.

         The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in net interest income of $131,000, $93,000 and $43,000 during 1999, 1998 and 1997, respectively. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See "-- INTEREST RATE SENSITIVITY MANAGEMENT", the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table appearing elsewhere herein and the "RATE/VOLUME VARIANCE ANALYSIS" tables immediately following.

















                                       Rate/Volume Variance Analysis
         Taxable-Equivalent Basis (1)(2)                            Change Due to
             Years Ended December 31,                  Net                              Rate/
              1999 Compared to 1998                   change      Rate       Volume    Volume
                                                      ------      ----       ------    ------
                                                                  (In thousands)
Earning Assets:

   Loans, net of unearned income                    $   2,925       (729)      3,813      (159)

   Investment securities:
      Taxable                                             764         32         726         6
      Tax-exempt                                          (52)       (25)        (32)        5
                                                          ----       ----        ----        -
         Total investment securities                      712          7         694        11
   Federal funds sold                                     111        (22)        146       (13)
   Interest earning deposits with other banks              (7)       (27)         26        (6)
                                                           ---       ----         --        ---
         Total earning assets                       $   3,741       (771)      4,679      (167)
                                                        =====       =====      =====      =====

Interest bearing liabilities:
   Deposits:
     Demand                                         $     230         79         127        24
     Savings and money market                             427        (53)        490       (10)
     Certificates of deposit less than $100,000          (293)      (253)        (42)        2
     Certificates of deposit and other time
       deposits of $100,000 or more                       960        (45)      1,026       (21)
                                                          ---        ----      -----       ----
         Total interest bearing deposits                1,324       (272)      1,601        (5)

   Federal funds purchased and securities sold
      under agreements to repurchase                      110         (2)        113        (1)
   Other borrowed funds                                   726        (48)        801       (27)
                                                          ---        ----        ---       ----
      Total interest bearing liabilities            $   2,160       (322)      2,515       (33)
                                                        =====       =====      =====       ====

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

















                          Rate/Volume Variance Analysis
         Taxable-Equivalent Basis (1)(2)                           Change Due to
             Years Ended December 31,                  Net                              Rate/
              1998 Compared to 1997                   Change     Rate       Volume     volume
                                                      ------     ----       ------     ------
                                                                  (In thousands)
Earning Assets:
   Loans, net of unearned income                    $   2,145      (253)      2,438        (40)


   Investment securities:
      Taxable                                            (146)     (122)        (25)         1
      Tax-exempt                                          (24)      (10)        (15)         1
                                                          ----      ----        ----         -
         Total investment securities                     (170)     (132)        (40)         2
   Federal funds sold                                    (152)       (7)       (148)         3
   Interest earning deposits with other banks              39        28           8          3
                                                           --        --           -          -
         Total earning assets                       $   1,862      (364)      2,258        (32)
                                                        =====      =====      =====        ====

Interest bearing liabilities:
   Deposits:
     Demand                                         $       2        (8)         10          0
     Savings and money market                            (129)     (101)        (29)         1
     Certificates of deposit less than $100,000           (84)      (64)        (20)         -
     Certificates of deposit and other time
       deposits of $100,000 or more                       235       (15)        252         (2)
                                                          ---       ----        ---         ---
         Total interest bearing deposits                   24      (188)        213         (1)

   Federal funds purchased and securities sold
      under agreements to repurchase                       78        (6)         87         (3)
   Other short term borrowings                             (9)        -           -         (9)
   Other borrowed funds                                   753       (19)        795        (23)
                                                          ---       ----        ---        ----
       Total interest bearing liabilities           $     846      (213)      1,095        (36)
                                                          ===      =====      =====        ====

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


              Interest Income

              Interest income is a function of the volume of interest-earning assets and their related yields. Interest income was $25,477,000, $21,720,000, and $19,849,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Average interest-earning assets increased $57,687,000 (21.6%) during 1999, $24,518,000 (10.0%) during 1998, and
     $22,521,000 (10.2%) during 1997, while the fully taxable equivalent yields on average earning assets decreased 29 basis points in 1999 after decreasing 6 basis points in 1998 and increasing 18 basis points in 1997. The combination of these factors resulted in increases in interest income of $3,757,000 (17.3%), $1,871,000 (9.4%) and $2,248,000 (12.8%) during
     1999, 1998, and 1997, respectively. See "--CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" and THE "RATE/VOLUME VARIANCE ANALYSIS" tables.

              Loans are the main component of the Bank's earning assets. Interest and fees on loans were $20,392,000, $17,468,000, and $15,323,000 for the years ended December 31, 1999, 1998, and 1997, respectively. These levels reflected increases of $2,924,000 (16.7%) during 1999, $2,145,000 (14.0%) during 1998, and $2,256,000 (17.3%) during 1997 due to increases in the average volume outstanding on loans over the past three years. While the level of average balances has grown to $243,938,000 in 1999 from $200,230,000 and $172,742,000 for 1998 and 1997, respectively, the fully taxable equivalent yield on loans decreased 36 basis points to 8.36% in 1999, and decreased 15 basis points to 8.72% in 1998 from the 1997 average yield of 8.87%.

              Interest income on investment securities increased $729,000 (18.7%) to $4,625,000 in 1999, following a decrease of $161,000 (4.0%) to $3,896,000 in 1998 and a decrease of $138,000 (3.3%) to $4,057,000 in 1997. The 1999 increase was due to a
     $11,032,000 increase in average volume outstanding and a comparable fully taxable equivalent yield compared to 1998 levels. The 1998 decrease was due to the combination of a $535,000 decrease in average volume outstanding and a 22 basis point decrease in the fully taxable equivalent yield over 1997 levels. The fully taxable equivalent yields on investment securities were 6.44% in 1999, 6.44% in 1998, and 6.66% in 1997. See "FINANCIAL
     CONDITION--INVESTMENT SECURITIES."

              Interest Expense

              Total interest expense was $13,349,000, $11,189,000 and $10,343,000 for the years ended December 31, 1999, 1998, and 1997 respectively, representing increases of $2,160,000 (19.3%), $846,000 (8.2%) and $679,000 (7.0%) during 1999, 1998, and 1997, respectively. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $276,284,000 in 1999 from $222,954,000 in 1998 and $203,217,000 in 1997. The rates paid on these liabilities decreased 19 basis points in 1999 to 4.83% after decreasing 7 basis points to 5.02% during 1998, and decreasing 16 basis points to 5.09% during 1997.

              Interest on deposits, the primary component of total interest expense, increased $1,324,000 to $10,881,000 (13.9%) during 1999 from
     $9,557,000 in 1998, which in turn represents a $24,000 (0.3%) increase from the 1997 level of $9,533,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 1999 level of $230,216,000 as compared to $193,408,000 in 1998 and $188,982,000 in 1997.
     The 1998 increase is mainly attributable to growth in certificates of deposit over $100,000 accounts in the normal course of business. The average rates paid on interest-bearing deposits were 4.73%, 4.94%, and 5.04% for 1999, 1998, and 1997, respectively.

              Interest expense on borrowed funds was $2,132,000 in 1999, $1,406,000 in 1998, and $662,000 in 1997. These levels represent an increase of $726,000 (51.6%) during 1999, an increase of $744,000 (112.4%)
     during 1998, and an increase of $107,000 (19.3%) during 1997. The increase in 1999 is primarily due to increases in FHLB advances of $15,882,000 compared to 1998.

              Provision for Loan Losses

              During 1999, the Company made a total provision for loan losses of $2,506,000 based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. This provision was taken primarily as a result of a deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a recent regulatory examination. In addition, the level of monthly provision has increased during 1999 due to loan growth. During 1998 and 1997, the Company made total provisions for loan losses of $891,000 and $285,000, respectively. See "FINANCIAL CONDITION -- ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."

              Noninterest Income

              Noninterest income increased $519,000 (20.9%) to $2,998,000 for the year ended December 31, 1999, from the 1998 total of $2,479,000, which in turn represented an increase of $408,000 (19.7%) from the total of $2,071,000 for 1997.

              Service charges on deposit accounts increased $186,000 (19.0%) during 1999 and $113,000 (13.1%) in 1998 both primarily due to increases in nonsufficient funds and overdraft charges mainly due to an increase in the number of items.

     Other noninterest income increased $346,000 (23.3%) to $1,833,000 in 1999 from $1,487,000 in 1998. Comparatively, the 1998 total represented an increase of $222,000 (17.5%) from $1,265,000 in 1997. The increase in 1999 was primarily due to an increase in Mastercard/VISA discounts and fees due to the Auburn University's acceptance of Mastercard/VISA for tuition, an increase in ATM service charges, an increase in checkcard income and an increase in stock dividends from stock owned in other companies. This increase was offset by a loss on premises and equipment primarily for computer equipment that was not Year 2000 compliant. The increase in 1998 was due to an increase in Mastercard/VISA income mainly due to one merchant, an increase in stock dividends resulting from additional shares purchased in Southeastern Bankcard Association, Inc. and FHLB Atlanta stock, offset by a decrease in lease income due to lease expirations. See "ITEM 1 - BUSINESS - SERVICES."


              Noninterest Expense

              Total noninterest expense was $8,138,000 for 1999, $6,838,000 for 1998, and $6,385,000 for 1997 reflecting an increase of $1,300,000 (19.0%)
     for 1999, an increase of $453,000 (7.1%) for 1998 and an increase of $378,000 (6.3%) for 1997.

              Salaries and benefits increased $615,000 (19.0%) to $3,852,000 for the year ended December 31, 1999, and increased $94,000 (3.0%) to $3,237,000 for the year ended December 31, 1998, from the 1997 total of $3,143,000. At December 31, 1999, the Company had 115 full-time equivalent employees, an increase of 7 over the level at December 31, 1998. At December 31, 1998, the Company had 108 full-time equivalent employees, an increase of 4 over the level at December 31, 1997. The salary and benefit increases for 1999 and 1998 were primarily due to new hires and merit raises and the cost of benefits associated with such increases.

              Net occupancy expense was $1,116,000, $1,022,000, and $972,000 for
     1999, 1998 and 1997, respectively, representing increases of $94,000 (9.2%) in 1999 and $50,000 (5.1%) in 1998 over the previous year's levels. The 1999 increase is primarily due to increases in lease payments for computer equipment, lease payments on building due to the addition of the Wal-Mart branch and depreciation on furniture and equipment.

              The 1998 increase resulted primarily from an increase in furniture and equipment depreciation due to the opening of the Wal-Mart branch, an increase in real estate rentals of the Wal-Mart branch, and an increase in lease payments for furniture and equipment due to new leases of computers.

              Other noninterest expense was $3,169,000 for 1999, $2,578,000 for 1998, and $2,270,000 for 1997. These levels represent an increase of $591,000 (22.9%) in 1999 and an increase of $308,000 (13.6%) in 1998 over the respective previous years. The 1999 increase resulted from expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, professional fees for strategic tax services and legal fees related to certain nonaccrual loans.

              The 1998 increase resulted from an increase in loan expenses, including legal, loan review and administration, primarily related to the $4.078 million commercial loan classified as impaired, an increase in Mastercard/VISA expense due to the merchant mentioned above, an increase in ATM expense due to increases in ATM rent and courier expenses, an increase in network expenses due to the Visa Checkcard that was launched in 1998, an increase in professional fees due to management's development of a strategic plan, an increase in director's fees due to an increase in board meeting fees, offset by a decrease in computer software expense due to fully amortized software, a decrease in personnel, education and training and a decrease in marketing expense due to 1997 expenses for the Winn Dixie branch opening and promotion for the Visa Checkcard. See "SUPERVISION AND REGULATION-FDIC INSURANCE ASSESSMENTS."


              Income Taxes

              The Company's income tax expense was $1,559,000, $1,842,000, and $1,828,000 in 1999, 1998, and 1997, respectively. These levels represent an effective tax rate on pre-tax earnings of 34.8% for 1999, 34.8% for 1998, and 37.2% for 1997. Details of the tax provision for income taxes are included in Note 10, "Income Tax Expense" in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk, with respect to the company, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although the Company manages other risk, such as credit and liquidity, management considers interest rate risk to be the more significant market risk and could potentially have the largest material effect on the Company's financial condition. Further, the Company believes the potential reduction of net interest income may to be more significant than the effect of reduced fair market values. The Company does not maintain a trading portfolio, therefore is not exposed to risk from trading activities. Nor does it deal in international instruments, therefore the Company is not exposed to foreign currency risk.

        The Company's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO). ALCO has established policies and limits to monitor, measure and coordinate the Company's sources, uses and pricing of funds.

        The Company manages the relationship of interest sensitive assets to interest sensitive liabilities and the resulting effect on net interest income. The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a rise and fall in interest rates of 200 basis points over a twelve and twenty-four month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets. The assumptions are based on nationally published prepayment speeds on given assets when interest rates rise or decrease by 200 basis points or more.

        Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change the interest income and expense associated with the Company's interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of the Company's earnings. ALCO utilizes the results of the simulation model and the static GAP report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

        The Company makes use of off-balance sheet interest rate contracts to protect its net interest income against changes in interest rates. At year-end, the Company had off-balance sheet interest rate floor agreements with a notional value of $20 million and off-balance sheet interest rate swap agreements with a notional value of $25 million. All of these contracts were negotiated to protect the Company's balance sheet against a fall in interest rates. All are matched to specific assets and liabilities and none were booked for the purpose of trading. The effect of these instruments is considered in the simulation models.

        Currently the Company's income exposure to changes in market rates is relatively low. The Company measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, the Company had, at year-end, a very slight exposure to rising rates and a benefit from falling rates. In performing these shock tests, the Company also runs a scenario based on a steeping of the current yield curve. In a steeping yield curve environment, the Company again experienced a very slight exposure to rising rates and a benefit from falling rates.

        The following chart reflects the Company's sensitivity to changes in interest rates as of December 31, 1999. Numbers are based on a flat balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested in like instruments at either current interest rates, rates up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. In the first table, net interest income at the Base model is a projection for the coming year, given a flat balance sheet and no change in interest rates. The dollar change and percentage change of the up and down 200 basis points and up and down 100 basis points is measured against the Base model. In the second chart, the dollar change and percentage change is measured against the first year's base model. Table three is a summary of the two years.

                              INTEREST RATE RISK
                          Income Sensitivity Summary
                         Interest Rate Scenario (000)

--------------------------------------------------------------------------------
                              -200 BP   -100 BP     Base     +100 BP  +200BP
--------------------------------------------------------------------------------
Year 1 Net Interest Income    $13,266   $13,112   $12,965    $12,863  $12,627
--------------------------------------------------------------------------------
$ Change Net Interest Income  $   301   $   147       -      $ (102)  $ (338)
--------------------------------------------------------------------------------
% Change Net Interest Income    2.32%     1.13%       -        -.79%   -2.61%
--------------------------------------------------------------------------------
         Policy Limit 5% for +/-200 Basis Points (BP) over 12 months.


--------------------------------------------------------------------------------
                              -200 BP   -100 BP     Base    +100 BP   +200 BP
--------------------------------------------------------------------------------
Year 2 Net Interest Income    $14,052   $13,827   $13,619   $13,509   $13,025
--------------------------------------------------------------------------------
$ Change vs Year 1 Base-      $ 1,087   $   862   $   654   $   544   $    60
Net Interest Income
--------------------------------------------------------------------------------
% Change vs Year 1 Base-        8.32%     6.55%     5.04%     4.20%     0.46%
Net Interest Income
--------------------------------------------------------------------------------

                               24 Month Summary
--------------------------------------------------------------------------------
                               -200 BP   -100 BP    Base     +100 BP   +200 BP
--------------------------------------------------------------------------------
Net Interest Income            $27,318   $26,939  $26,584    $26,372   $25,652
--------------------------------------------------------------------------------
$ Change Net Interest Income   $   734   $   355     -       $ (212)   $ (932)
--------------------------------------------------------------------------------
% Change Net Interest Income     2.76%     1.34%     -         -.80%    -3.51%
--------------------------------------------------------------------------------

        The preceding sensitivity analysis is a modeling analysis, which changes quarterly and consist of hypothetical estimates based upon numerous assumptions including the interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and others. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

        As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates. SEE "INTEREST SENSITIVITY ANALYSIS" table.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA

     See Financial Statements and Supplementary Data contained within this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by this item is set forth under the heading "Information about Nominees for Directors" on Pages 2 through 3 and under the heading "Executive Officers" on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on May 9, 2000, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is set forth under the heading "Meetings and Committees of the Board of Directors" on Page 4 and under the heading "Summary Compensation of Executive Officers" on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on May 9, 2000, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is set forth under the heading "Information about Nominees for Directors" on Pages 2 through 3 of the definitive proxy statement for the Company's Annual Meeting to be held on May 9, 2000, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is set forth under the heading "Certain Transactions and Business Relationships on Page 7 of the definitive proxy statement for the Company's Annual Meeting to be held on May 9, 2000, and is incorporated herein by reference.



ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   List of all Financial Statements
         --------------------------------
         The following consolidated financial statements and report of independent certified public accountants of the Company are included in this Annual Report on Form 10-K:

         Independent Auditor's Report

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statement of Earnings for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

         Notes to the Consolidated Financial Statements



(b)  Exhibits
     --------

         3.1. Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

         3.2. Bylaws of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

10.  Material Contracts

         10.1. Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

         10.2. Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

21.1 Subsidiaries of Registrant

23.1 Consent of Accountants

27.1 Financial Data Schedule


(c)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                       Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


                   With Independent Auditors' Report Thereon

                         Independent Auditors' Report



The Board of Directors
Auburn National Bancorporation, Inc.:


We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiary (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP

Atlanta, Georgia
February 11, 2000

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                      Assets                            1999           1998
                                                                    -------------  -------------
Cash and due from banks (note 2)                                   $  11,662,397      9,220,225
Federal funds sold                                                    15,710,000        260,000
                                                                    -------------  -------------
                   Cash and cash equivalents                          27,372,397      9,480,225
                                                                    -------------  -------------

Interest-earning deposits with other banks                             1,269,771        133,600
Investment securities held to maturity (fair value
    of $9,689,067 and $8,227,385 for December 31, 1999
    and 1998, respectively) (note 3)                                  10,068,454      8,094,283
Investment securities available for sale (note 3)                     67,799,218     63,585,573
Loans:
    Loans, less unearned income of $7,105 and $15,494
       at December 31, 1999 and 1998, respectively                   260,606,260    218,686,991
    Less allowance for loan losses                                    (3,774,523)    (2,808,307)
                                                                    -------------  -------------
                   Loans, net (notes 4 and 8)                        256,831,737    215,878,684
                                                                    -------------  -------------

Premises and equipment, net (note 5)                                   3,348,217      3,434,964
Rental property, net                                                   1,667,604      1,760,294
Other assets (note 10)                                                 9,160,924      5,506,649
                                                                    -------------  -------------
                   Total assets                                    $ 377,518,322    307,874,272
                                                                    =============  =============
                       Liabilities and Stockholders' Equity
Deposits:
    Noninterest-bearing                                            $  38,867,703     34,724,182
    Interest-bearing (note 6)                                        255,854,051    198,780,568
                                                                    -------------  -------------
                     Total deposits                                  294,721,754    233,504,750

Securities sold under agreements to repurchase (note 7)                5,866,385     12,944,004
Other borrowed funds (note 8)                                         46,861,045     31,000,458
Accrued expenses and other liabilities                                 1,627,541      1,481,564
                                                                    -------------  -------------
                     Total liabilities                               349,076,725    278,930,776
                                                                    -------------  -------------
Stockholders' equity (notes 14 and 15):
    Preferred stock of $.01 par value; authorized
       200,000 shares; issued shares - none                                 --             --
    Common stock of $.01 par value; authorized 8,500,000 shares;
       issued 3,957,135 shares at December 31, 1999 and 1998              39,571         39,571
    Additional paid-in capital                                         3,707,472      3,707,472
    Retained earnings                                                 26,743,281     25,077,126
    Accumulated other comprehensive income (loss)                     (1,834,128)       333,926
    Less treasury stock, 32,562 shares at December 31,
       1999 and 1998, at cost                                           (214,599)      (214,599)
                                                                    -------------  -------------
                     Total stockholders' equity                       28,441,597     28,943,496
Commitments and contingencies (note 12)
                                                                    -------------  -------------
                     Total liabilities and stockholders' equity    $ 377,518,322    307,874,272
                                                                    =============  =============

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years Ended December 31, 1999, 1998, and 1997

                                                                        1999            1998            1997
                                                                   -------------   --------------   -------------
Interest income:
    Interest and fees on loans                                  $   20,392,265       17,467,725      15,323,433
                                                                   -------------   --------------   -------------
    Interest and dividends on investment securities:
       Taxable                                                       4,550,273        3,787,501       3,933,478
       Tax-exempt                                                       74,836          108,308         123,290
                                                                   -------------   --------------   -------------
                   Total interest and dividends on
                     investment securities                           4,625,109        3,895,809       4,056,768
    Interest on federal funds sold                                     346,988          236,494         387,773
    Interest on interest-earning deposits with other banks             112,664          120,268          81,421
                                                                   -------------   --------------   -------------
                   Total interest income                            25,477,026       21,720,296      19,849,395
                                                                   -------------   --------------   -------------
Interest expense:
    Interest on deposits (note 6)                                   10,881,181        9,557,171       9,532,606
    Interest on federal funds purchased                                   --               --                86
    Interest on securities sold under agreements
       to repurchase (note 7)                                          336,226          225,524         148,216
    Interest on other borrowings (note 8)                            2,131,758        1,406,271         661,592
                                                                   -------------   --------------   -------------
                   Total interest expense                           13,349,165       11,188,966      10,342,500
                                                                   -------------   --------------   -------------

                   Net interest income                              12,127,861       10,531,330       9,506,895
Provision for loan losses (note 4)                                   2,506,090          891,030         285,245
                                                                   -------------   --------------   -------------
                   Net interest income after provision
                     for loan losses                                 9,621,771        9,640,300       9,221,650
                                                                   -------------   --------------   -------------
Noninterest income:
    Service charges on deposit accounts                              1,164,141          978,303         865,473
    Investment securities gains (losses), net (note 3)                    --             14,277         (59,876)
    Other (note 16)                                                  1,833,566        1,486,796       1,265,389
                                                                   -------------   --------------   -------------
                   Total noninterest income                          2,997,707        2,479,376       2,070,986
                                                                   -------------   --------------   -------------
Noninterest expense:
    Salaries and benefits (note 11)                                  3,852,344        3,237,336       3,142,740
    Net occupancy expense                                            1,116,279        1,022,405         972,108
    Other (note 16)                                                  3,169,367        2,578,477       2,269,782
                                                                   -------------   --------------   -------------
                   Total noninterest expense                         8,137,990        6,838,218       6,384,630
                                                                   -------------   --------------   -------------

                   Earnings before income taxes                      4,481,488        5,281,458       4,908,006

Income tax expense (note 10)                                         1,559,470        1,842,041       1,827,963
                                                                   -------------   --------------   -------------
                   Net earnings                                 $    2,922,018        3,439,417       3,080,043
                                                                   =============   ==============   =============

Basic income per share                                          $       .74             .88              .79
                                                                   =============   ==============   =============

Weighted-average shares outstanding                                  3,924,573        3,924,573       3,916,446
                                                                   =============   ==============   =============


See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997


                                                                            Common stock        Additional
                                                       Comprehensive     -------------------     paid-in      Retained
                                                          income         Shares       Amount     capital      earnings
                                                          ------         ------       ------     -------      --------
Balance at December 31, 1996                                            3,957,135   $ 39,571     3,664,718   19,942,980
Comprehensive
income:
    Net earnings                                    $      3,080,043           --         --            --    3,080,043
    Other comprehensive income due to unrealized
       gain on mutual funds and investment
       securities available for sale, net (note 9)           321,964           --         --            --           --
                                                    ----------------
                   Total comprehensive income       $      3,402,007
                                                    ================
Cash dividends paid ($0.16 per share)                                          --         --            --     (626,562)
Payment of Employee Stock Ownership Plan debt                                  --         --            --           --
Sale of Treasury stock (5,488 shares)                                          --         --        42,754           --
Purchase of Treasury stock (368 shares)                                        --         --            --           --
                                                                        ---------   --------     ---------   ----------
Balance at December 31, 1997                                            3,957,135     39,571     3,707,472   22,396,461
Comprehensive income:
    Net earnings                                    $      3,439,417           --         --            --    3,439,417
    Other comprehensive income due to unrealized
       gain on mutual funds and investment
       securities available for sale, net (note 9)           158,490           --         --            --           --
                                                    ----------------
                   Total comprehensive income       $      3,597,907
                                                    ================
Cash dividends paid ($0.19 per share)                                          --         --            --     (758,752)
Payment of Employee Stock Ownership Plan debt                                  --         --            --           --
                                                                        ---------   --------     ---------   ----------
Balance at December 31, 1998                                            3,957,135     39,571     3,707,472   25,077,126
Comprehensive income:
    Net earnings                                    $      2,922,018           --         --            --    2,922,018
    Other comprehensive income (loss) due to
       unrealized loss on mutual funds and
       investment securities available for sale,
       net (note 9)                                       (2,168,054)          --         --            --           --
                                                    ----------------
                   Total comprehensive income       $        753,964
                                                    ================
Cash dividends paid ($0.32 per share)                                          --         --            --   (1,255,863)
                                                                        ---------   --------     ---------   ----------
Balance at December 31, 1999                                            3,957,135   $ 39,571     3,707,472   26,743,281
                                                                        =========   ========     =========   ==========



                                                     Accumulated       Employee
                                                        other            stock
                                                    comprehensive      ownership     Treasury
                                                    income (loss)      plan debt       stock         Total
                                                    -------------      ---------       -----         -----
Balance at December 31, 1996                            (146,528)       (113,940)    (304,009)    23,082,792
Comprehensive income:
    Net earnings                                              --              --           --      3,080,043
    Other comprehensive income due to unrealized
       gain on mutual funds and investment
       securities available for sale, net (note 9)       321,964              --           --        321,964

                   Total comprehensive income

Cash dividends paid ($0.16 per share)                         --              --           --       (626,562)
Payment of Employee Stock Ownership Plan debt                 --          57,006           --         57,006
Sale of Treasury stock (5,488 shares)                         --              --       98,058        140,812
Purchase of Treasury stock (368 shares)                       --              --       (8,648)        (8,648)
                                                      ----------        --------     --------     ----------
Balance at December 31, 1997                             175,436         (56,934)    (214,599)    26,047,407
Comprehensive income:
    Net earnings                                              --              --           --      3,439,417
    Other comprehensive income due to unrealized
       gain on mutual funds and investment
       securities available for sale, net (note 9)       158,490              --           --        158,490

                   Total comprehensive income                                                             --

Cash dividends paid ($0.19 per share)                         --              --           --       (758,752)
Payment of Employee Stock Ownership Plan debt                 --          56,934           --         56,934
                                                      ----------        --------     --------     ----------
Balance at December 31, 1998                             333,926              --     (214,599)    28,943,496
Comprehensive income:
    Net earnings                                              --              --           --      2,922,018
    Other comprehensive income (loss) due to                                                              --
       unrealized loss on mutual funds and
       investment securities available for sale,                                                        --
       net (note 9)                                   (2,168,054)             --           --     (2,168,054)

                   Total comprehensive income                                                          --

Cash dividends paid ($0.32 per share)                         --              --           --     (1,255,863)
                                                      ----------        --------     --------     ----------
Balance at December 31, 1999                          (1,834,128)             --     (214,599)    28,441,597
                                                      ==========        ========     ========     ==========

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997


                                                                            1999            1998             1997
                                                                       ------------      ----------      ----------
Cash flows from operating activities:
Net earnings                                                           $  2,922,018       3,439,417       3,080,043
Adjustments to reconcile net earnings to
    net cash provided by operating activities:
       Depreciation and amortization                                        552,602         606,127         524,338
       Net (accretion) amortization of investment
          discounts/premiums                                               (131,783)        (89,505)        (95,906)
       Provision for loan losses                                          2,506,090         891,030         285,245
       Deferred tax benefit                                                (124,482)        (84,982)        (76,861)
       Loans originated for resale                                      (22,725,579)    (31,294,332)    (14,185,691)
       Proceeds from sale of loans originated for resale                 19,289,304      30,561,484      14,184,327
       (Gain) loss on sale of investment securities                              --         (14,277)         59,876
       Gain on sale of other real estate                                    (11,921)             --              --
       Increase in interest receivable                                     (583,664)       (346,662)       (261,171)
       Increase in other assets                                            (446,867)       (441,377)       (493,632)
       Increase (decrease) in interest payable                              472,057        (151,352)        129,857
       (Decrease) increase in accrued expenses and other liabilities       (326,080)         98,924         741,983
                                                                       ------------      ----------      ----------
                   Net cash provided by operating activities              1,391,695       3,174,495       3,892,408
                                                                       ------------      ----------      ----------
Cash flows from investing activities:
    Proceeds from sales of investment securities available
       for sale                                                                  --       4,970,085      11,288,950
    Proceeds from maturities/calls/paydowns of investment
       securities held to maturity                                        2,522,426       6,844,848       6,908,351
    Purchases of investment securities held to maturity                  (4,363,679)       (425,000)     (3,325,876)
    Proceeds from maturities/calls/paydowns of
       investment securities available for sale                          17,494,430      17,689,859      14,699,633
    Purchases of investment securities available for sale               (25,322,726)    (45,581,599)    (21,907,663)
    Other net increase in loans                                         (40,789,869)    (32,668,792)    (24,092,861)
    Purchases of premises and equipment                                    (368,095)       (359,187)       (504,116)
    Proceeds from sale of premises and equipment and other
       real estate                                                          269,222              --          65,699
    Additions to rental property                                             (5,070)        (48,094)         (1,670)
    Net (increase) decrease in interest-earning deposits
       with other banks                                                  (1,136,171)      1,589,382      (1,716,628)
    Increase in investment in FHLB stock                                   (544,100)       (889,300)             --
                                                                       ------------      ----------      ----------
                   Net cash used in investing activities                (52,243,632)    (48,877,798)    (18,586,181)
                                                                       ------------      ----------      ----------
    Cash flows from financing activities:
       Net increase in noninterest-bearing deposits                       4,143,521       2,085,830       4,231,406
       Net increase in interest-bearing deposits                         57,073,483       7,440,933       3,019,407
       Net (decrease) increase in securities sold under
          agreements to repurchase                                       (7,077,619)     11,670,497      (3,379,327)
       Borrowings from FHLB                                              21,000,000      25,000,000         251,261
       Repayments to FHLB                                                (5,118,250)     (5,118,256)             --
       Repayments of other borrowed funds                                   (21,163)        (20,136)        (20,749)
       Net decrease in other short-term borrowings                               --              --      (1,203,130)
       Proceeds from sale of treasury stock                                      --              --         140,812
       Purchase of treasury stock                                                --              --          (8,648)
       Dividends paid                                                    (1,255,863)       (758,752)       (626,562)
                                                                       ------------      ----------      ----------
                   Net cash provided by financing activities             68,744,109      40,300,116       2,404,470
                                                                       ------------      ----------      ----------
                   Net increase (decrease) in cash and
                      cash equivalents, carried forward                  17,892,172        (441,377)       (352,820)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997




                                                                            1999            1998             1997
                                                                       ------------      ----------      ----------
                   Net increase (decrease) in cash and
                      cash equivalents, brought forward                $ 17,892,172      (5,403,187)    (12,289,303)
    Cash and cash equivalents at beginning of year                        9,480,225      14,883,412      27,172,715
                                                                       ------------      ----------      ----------
    Cash and cash equivalents at end of year                           $ 27,372,397       9,480,225      14,883,412
                                                                       ============      ==========      ==========
    Supplemental information on cash payments:
       Interest paid                                                   $ 12,877,108      11,340,318      10,212,643
                                                                       ============      ==========      ==========
       Income taxes paid                                               $  2,163,538       2,161,351       1,596,005
                                                                       ============      ==========      ==========
    Supplemental information on noncash transactions:
       Loans transferred to other real estate                          $    767,001              --         129,699
                                                                       ============      ==========      ==========
       Loans to facilitate the sale of other real estate               $         --              --          64,000
                                                                       ============      ==========      ==========


    See accompanying notes to consolidated financial statements

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



(1)    Summary of Significant Accounting Policies

       Auburn National Bancorporation, Inc. (the Company) provides a full range of banking services to individual and corporate customers in Lee County, Alabama and surrounding counties through its subsidiary, AuburnBank (the
       Bank). The Company and Bank are subject to competition from other financial institutions. The Company and Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

              The Bank's real estate loans are secured by real estate located principally in Lee County, Alabama and surrounding areas. In addition, the foreclosed real estate owned by the Bank is located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area.

              Management believes that the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



       (b)    Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its subsidiary, AuburnBank. During the year ended December 31, 1998, the Company merged its existing subsidiary, ANB Systems, Inc. into the Company. All significant intercompany accounts and transactions have been eliminated.

       (c)    Cash Equivalents

              Cash equivalents include amounts due from banks and federal funds sold. Federal funds are generally sold for one-day periods.

       (d)    Investment Securities

              The Company and Bank account for investment securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities whereby investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held-to-maturity securities, and (iii) securities available for sale. Trading account securities are to be stated at fair value. The Company and Bank do not have trading account securities. Investment securities held to maturity are those for which the Company and Bank have both the intent and ability to hold until maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported in a separate component of stockholders' equity, net of tax effects, until realized.

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

              The Bank uses interest rate swaps, caps, and floors as part of its overall interest rate risk management. Any premiums or discounts arising from the use of interest rate contracts are deferred and amortized over the lives of the underlying assets or liabilities as an adjustment to interest income or expense. Interest income or expense related to interest rate swaps, caps, and floors is recorded over the life of the agreement as an adjustment to interest income or expense. Interest rates on variable rate derivative products held by the Bank are derived from the three-month LIBOR rate.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



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

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



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

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



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

              If the swap, floor, or cap arrangements are terminated before their maturity, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the designated asset or liability as an adjustment to interest income or expense. If the designated asset or liability is sold or matures, the swap agreement is marked to market, and the gain or loss is included in the gain or loss on the sale/maturity of the designated asset or liability.

       (k)    Income Taxes

              Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              The Company files its federal income tax returns on a consolidated basis.

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



       (l)    Earnings per Share

              Basic income per share is computed on the weighted-average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company reserved 75,000 shares of common stock in May 1994 for issuance under stock option plans; however, no options have been granted as of December 31, 1999; thus, there are no potential common shares that would result in diluted earnings per share.

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

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



       (o)    Recent Accounting Pronouncements

              In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 as amended by SFAS No. 137 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of SFAS No. 133 on the Company's financial statements upon adoption.

       (p)    Reclassifications

              Certain of the 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.


(2)    Cash and Due from Banks

       The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve Board requirements. The amounts of those required balances as of December 31, 1999 and 1998 were approximately $3,573,000 and $1,397,000, respectively.


(3)    Investment Securities

       The amortized cost and approximate fair value of investment securities at December 31, 1999, were as follows:

                                                                           Gross           Gross
                                                        Amortized       unrealized      unrealized       Approximate
                                                          cost             gains          losses          fair value
                                                       ------------     ------------    ------------    ---------------
       Investment securities held to maturity:
           U.S. government agencies excluding
             mortgage-backed securities             $    4,508,340              --         273,663        4,234,677
           State and political subdivisions                731,000              --           2,788          728,212
           Mortgage-backed securities                    4,829,114             344         103,280        4,726,178
                                                       ------------     ------------    ------------    ---------------
                                                    $   10,068,454             344         379,731        9,689,067
                                                       ============     ============    ============    ===============
       Investment securities available for sale:
           U.S. government agencies excluding
             mortgage-backed securities             $   18,799,688              --         928,205       17,871,483
           Mortgage-backed securities                   20,846,931              --         709,000       20,137,931
           Collateralized mortgage obligations          27,377,487          54,375       1,486,747       25,945,115
           State and political subdivisions                844,838              --             149          844,689
           Commercial paper                              2,987,154          12,846              --        3,000,000
                                                       ------------     ------------    ------------    ---------------
                                                    $   70,856,098          67,221       3,124,101       67,799,218
                                                       ============     ============    ============    ===============

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



       The amortized cost and approximate fair value of investment securities at December 31, 1999, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                              Amortized           Approximate
                                                                 cost             fair value
                                                            ---------------    ------------------
        Investment securities held to maturity:
            Due after five years through ten years         $      320,000              317,213
            Due after ten years                                 4,919,340            4,645,676
            Mortgage-backed securities                          4,829,114            4,726,178
                                                            ---------------    ------------------
                   Total                                   $   10,068,454            9,689,067
                                                            ===============    ==================

        Investment securities available for sale:
            Due in one year or less                        $    2,987,154            3,000,000
            Due after one year through five years               2,594,117            2,571,872
            Due after five years through ten years             17,050,409           16,144,300
                                                            ---------------    ------------------
                   Subtotal                                    22,631,680           21,716,172

            Mortgage-backed securities                         20,846,931           20,137,931
            Collateralized mortgage obligations                27,377,487           25,945,115
                                                            ---------------    ------------------
                                                           $   70,856,098           67,799,218
                                                            ===============    ==================

       The amortized cost and approximate fair value of investment securities at December 31, 1998, were as follows:

                                                                          Gross           Gross
                                                      Amortized        unrealized      unrealized       Approximate
                                                         cost             gains          losses          fair value
                                                     -------------     ------------    ------------    ---------------
       Investment securities held to maturity:
           State and political subdivisions         $  1,585,000          29,911              --         1,614,911
           Mortgage-backed securities                  6,509,283         103,418             227         6,612,474
                                                     -------------     ------------    ------------    ---------------
                                                    $  8,094,283         133,329             227         8,227,385
                                                     =============     ============    ============    ===============

       Investment securities available for sale:
           U.S. government agencies excluding
             mortgage-backed securities             $ 17,025,648         313,834              --        17,339,482
           Mortgage-backed securities                 17,630,259          91,407          10,619        17,711,047
           Collateralized mortgage obligations        27,524,735         229,643         102,818        27,651,560
           State and political subdivisions              848,388          35,096              --           883,484
                                                     -------------     ------------    ------------    ---------------
                                                    $ 63,029,030         669,980         113,437        63,585,573
                                                     =============     ============    ============    ===============

                                                                     (Continued)

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



       There were no sales of investment securities held to maturity during any of the years in the three-year period ended December 31, 1999. There were no sales of investment securities available for sale during the year ended December 31, 1999. Proceeds from sales of investment securities available for sale were $4,970,085 and $11,288,950, for the years ended December 31, 1998 and 1997, respectively. Gross gains of $14,277 were realized on sales for the year ended December 31, 1998. Gross losses of $59,876 were realized on sales of investment securities for the year ended December 31, 1997.

       Investment securities with an aggregate carrying value of $72,483,891 and $65,826,237 at December 31, 1999 and 1998, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

       The Company maintains a diversified investment portfolio, including held-to-maturity and available-for-sale securities, with limited concentration in any given region, industry, or economic characteristic. Investments in municipal governments are made throughout the U.S. with no concentration in any given state.

       Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists; therefore, the fair value of such stock is assumed to approximate cost. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $2,333,000 and $1,788,900 at December 31, 1999 and 1998,
       respectively.


(4)    Loans

       At December 31, 1999 and 1998, the composition of the loan portfolio was as follows:

                                                               1999              1998
                                                          -------------     --------------
             Commercial, financial, and agricultural     $   77,235,951        61,074,779
             Real estate - construction:
                 Commercial                                  16,590,881         8,112,199
                 Residential                                  5,653,018         4,543,748
             Real estate - mortgage:
                 Commercial                                  75,284,566        61,113,412
                 Residential                                 58,350,503        60,135,660
             Real estate - held for sale                      7,636,093         4,199,818
             Consumer installment                            19,862,353        19,522,869
                                                          --------------    --------------
                        Total loans                         260,613,365       218,702,485

             Less:
                 Unearned income                                 (7,105)          (15,494)
                 Allowance for loan losses                   (3,774,523)       (2,808,307)
                                                          --------------    --------------
                        Loans, net                       $  256,831,737       215,878,684
                                                          ==============    ==============

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



       During 1999 and 1998, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 1999 and 1998 amounted to $10,305,953 and $7,404,807, respectively. The change from 1998 to 1999 reflects payments of $4,677,283 and advances of $7,578,429. In management's opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

       A summary of the transactions in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                 1999            1998             1997
                                             -------------   --------------   -------------
        Balance at beginning of year        $   2,808,307        2,125,104       2,093,682
        Provision charged to earnings           2,506,090          891,030         285,245
        Loan recoveries                            91,046          105,901          66,224
        Loans charged off                      (1,630,920)        (313,728)       (320,047)
                                             -------------   --------------   -------------

        Balance at end of year              $   3,774,523        2,808,307       2,125,104
                                             =============   ==============   =============

       At December 31, 1999 and 1998, the Company had $5,177,329 and $4,098,533,
       respectively, of impaired loans. Impaired loans at December 31, 1999 and 1998, include loans with a related valuation allowance of $345,496 and $564,313, at December 31, 1999 and 1998, respectively.

       For the years ended December 31, 1999, 1998, and 1997, the average recorded investment in the impaired loans was $4,368,233, $2,370,393, and $593,750, respectively. The related amount of interest income recognized during 1999, 1998, and 1997 amounted to $73,863, $110,367, and $54,459, respectively.

       Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $6,343,282 and $4,896,756 at December 31, 1999 and 1998, respectively. Nonaccrual loans were $6,074,985 and $4,593,108 at December 31, 1999 and 1998,
       respectively. There were no nonaccrual loans at December 31, 1997. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $428,000 in 1999 and $183,000 in 1998. The amount of interest collected and recorded on nonaccrual loans was approximately $27,000 in 1999 and $33,000 in 1998.

       The Company's loan servicing portfolio consisted of 908 loans with an outstanding balance of $70,284,016, 869 loans with an outstanding balance of $65,661,064; and 832 loans with an outstanding balance of $63,565,693, as of December 31, 1999, 1998, and 1997, respectively.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



(5)    Premises and Equipment

       Premises and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                            1999              1998
                                                         -------------    -------------
        Land                                            $     407,747          407,747
        Buildings                                           2,827,055        2,730,244
        Furniture, fixtures, and equipment                  3,577,102        3,824,649
                                                         -------------    -------------
                   Total premises and equipment             6,811,904        6,962,640

        Less accumulated depreciation                      (3,463,687)      (3,527,676)
                                                         -------------    -------------

                                                        $   3,348,217        3,434,964
                                                         =============    =============


(6)    Interest-Bearing Deposits

       At December 31, 1999 and 1998, the composition of interest-bearing deposits was as follows:

                                                              1999             1998
                                                         ---------------  ---------------
        NOW, Super NOW, and Automatic Transfer Service  $    33,987,050       21,606,033
        Money market                                         59,218,864       42,270,612
        Savings                                              11,493,379       10,535,711
        Certificates of deposit under $100,000               72,516,621       72,424,754
        Certificates of deposit and other time
            deposits of $100,000 and over                    78,638,137       51,943,458
                                                         ---------------  ---------------

                                                        $   255,854,051      198,780,568
                                                         ===============  ===============

       Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $3,147,000, $2,187,000, and $1,972,000, in 1999, 1998, and 1997, respectively.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



       The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1999.



                             Years ending December 31,
                           -----------------------------

                     2000                               $   44,921,532
                     2001                                    7,300,248
                     2002                                    2,146,143
                     2003                                    3,110,032
                     2004                                   11,160,182
                     Thereafter                             10,000,000
                                                         ---------------

                                                        $   78,638,137
                                                         ===============


(7)    Securities Sold Under Agreements to Repurchase

       The securities sold under agreements to repurchase at December 31, 1999 and 1998 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under agreements to repurchase as of and for the years ended December 31, 1999, 1998, and 1997.

                                                             1999             1998             1997
                                                         --------------   --------------   --------------
        Weighted-average borrowing rate at year-end         5.30%             4.99%           5.29%
                                                         ==============   ==============   ==============
        Weighted-average borrowing rate during
            the year                                        4.92%             4.96%            5.16
                                                         ==============   ==============   ==============
        Average daily balance during the year           $    6,832,000        4,554,000        2,868,000
                                                         ==============   ==============   ==============
        Maximum month-end balance during the year       $   13,548,000       12,944,000        8,516,000
                                                         ==============   ==============   ==============

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



(8)    Other Borrowed Funds

       Other borrowed funds at December 31, 1999 and 1998 consisted of the following:

                                              Maturity    Interest
                                                date        rate        1999           1998
                                           -------------  --------  ------------   -------------
       Federal Home Loan Bank borrowings   February 2017    6.64   $    314,755        333,005
                                           March 2003       5.79        325,000        425,000
                                           January 2001     5.87      5,000,000      5,000,000
                                           January 2008     5.46      5,000,000      5,000,000
                                           March 2008       5.51      5,000,000      5,000,000
                                           June 2008        5.51     10,000,000     10,000,000
                                           October 2003     3.90             --      5,000,000
                                           February 2004    4.88      5,000,000             --
                                           April 2009       5.26      5,000,000             --
                                           August 2009      4.95      8,000,000             --
                                           January 2000     5.98      3,000,000             --

       Small Business Administration debt  June 2004        3.00         17,240         21,842
                                           June 2004        5.08        204,050        220,611
                                                                    ------------   -------------
                                                                   $ 46,861,045     31,000,458
                                                                    ============   =============

       The Bank has a $50,000,000 available line of credit from the FHLB which is reviewed annually by the FHLB. The above advances are against this line of credit. Interest expense on FHLB advances was $2,118,189, $1,386,924, and $630,494 in 1999, 1998, and 1997, respectively. All interest rates on outstanding advances are fixed interest rates. The advances and line of credit are collateralized by the Bank's investment in the stock of the FHLB and all first mortgage residential loans, which are sufficient to draw the full line of credit.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



(9)    Comprehensive Income

       The following table sets forth the amounts of other comprehensive income included in stockholders' equity along with the related tax effect for the years ended December 31, 1999, 1998, and 1997.

                                                                                Tax             Net of
                                                              Pretax         (expense)           tax
                                                              amount          benefit           amount
                                                          --------------   --------------   --------------
         1999
             Net unrealized holding losses on
               investment securities available
               for sale arising during the year          $  (3,613,423)       1,445,369      (2,168,054)
             Reclassification adjustment
               for net gains realized in net
               income                                               --               --              --
                                                          --------------   --------------   --------------
             Other comprehensive loss                    $  (3,613,423)       1,445,369      (2,168,054)
                                                          ==============   ==============   ==============
         1998
             Net unrealized holding gains on
               investment securities available
               for sale arising during the year          $     278,426         (111,370)        167,056
             Reclassification adjustment for
               net gains realized in net income                 14,277           (5,711)          8,566
                                                          --------------   --------------   --------------
             Other comprehensive income                  $     264,149         (105,659)        158,490
                                                          ==============   ==============   ==============
         1997
             Net unrealized holding gains on
               investment securities available
               for sale arising during the year          $     447,549         (163,577)        283,972
             Reclassification adjustment
               for net losses realized in net
               income                                          (59,876)          21,884         (37,992)
                                                          --------------   --------------   --------------
             Other comprehensive income                  $     507,425         (185,461)        321,964
                                                          ==============   ==============   ==============

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



(10)   Income Tax Expense

       Total income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997 was allocated as follows:

                                                                 1999             1998          1997
                                                              ------------    -----------   -----------
        Income from continuing operations                    $  1,559,470      1,842,041     1,827,963
                                                              ============    ===========   ===========
        Stockholders' equity, for accumulated other
            comprehensive income                             $ (1,445,369)       105,659       185,461
                                                              ============    ===========   ===========

       For the years ended December 31, 1999, 1998 and 1997 the components of income tax expense were as follows:

                                                                  1999          1998           1997
                                                              ------------   -----------   ------------
        Current income tax expense:
            Federal                                          $  1,682,584     1,760,302     1,733,135
            State                                                   1,368       166,721       171,689
                                                              ------------   -----------   ------------
                   Total                                        1,683,952     1,927,023     1,904,824
                                                              ------------   -----------   ------------
        Deferred income tax expense (benefit):
            Federal                                              (110,786)      (75,526)      (68,833)
            State                                                 (13,375)       (9,456)       (8,028)
                                                              ------------   -----------   ------------
                   Total                                         (124,482)      (84,982)      (76,861)
                                                              ------------   -----------   ------------
                                                             $  1,559,470     1,842,041     1,827,963
                                                              ============   ===========   ============

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings as follows:

                                                                 1999          1998           1997
                                                              -----------   -----------   -----------
        Income tax expense at statutory rate                 $ 1,523,706     1,795,696     1,668,722
        Increase (decrease) resulting from:
            Tax-exempt interest                                  (26,895)      (36,625)      (49,177)
            State income tax expense net of Federal
              income tax benefit                                  (7,925)      103,795       108,016
            Increase (decrease) in valuation allowance
              for deferred tax assets                             (6,423)       (1,533)        7,956
            Other                                                 77,007       (19,292)       92,446
                                                              -----------   -----------   -----------

                                                             $ 1,559,470     1,842,041     1,827,963
                                                              ===========   ===========   ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                         1999          1998
                                                                      -----------    ---------
        Deferred tax assets:
            Loans, principally due to allowance for loan losses      $   918,679      700,465
            Principal amortization for leases being
              depreciated for tax                                         92,677       92,677
            Unrealized loss on investment securities
              available for sale                                       1,222,752           --
            Capital loss carry forward                                        --        6,423
            Other                                                         18,733       17,630
                                                                      -----------    ---------
                   Total gross deferred tax assets before
                       valuation allowance                             2,252,841      817,195

            Valuation allowance                                               --       (6,423)
                                                                      -----------    ---------
                   Total deferred tax assets                           2,252,841      810,772
                                                                      -----------    ---------
        Deferred tax liabilities:
            Premises and equipment, principally due
              to differences in depreciation                             227,168      263,927
            Investments, principally due to discount accretion            90,674       87,864
            FHLB stock dividend                                           18,118       21,068
            Prepaid expenses                                              64,827       64,800
            Loans, principally due to differences in
              deferred loan fees                                          58,492       57,151
            Unrealized gain on investment securities
              available for sale                                              --      222,617
            Other                                                        134,857        4,490
                                                                      -----------    ---------
                   Total deferred tax liabilities                        594,136      721,917
                                                                      -----------    ---------

                   Net deferred tax asset                            $ 1,658,706       88,855
                                                                      ===========    =========

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



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


(11)   Retirement Plans

       The Bank sponsored two retirement plans, the Auburn National Bancorporation, Inc. Employee Incentive Plan and the Auburn National Bancorporation, Inc. Employee Stock Ownership Plan (ESOP). In January 1994, the two plans were merged into one plan, Auburn National Bancorporation, Inc. 401(k) and Employee Stock Ownership Plan. The plan covers substantially all employees. Participants become 20 percent vested in their accounts after two years of service and 100 percent vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $271,946, $130,123, and $125,870 in 1999, 1998, and 1997, respectively.


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


                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



       The financial instruments whose contract amounts represent credit risk as of December 31, 1999 are as follows:


        Commitments to extend credit                     $  35,622,000
        Standby letters of credit                            4,978,000

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

       The Bank enters into interest rate protection contracts to help manage the Bank's interest rate exposure. These contracts include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with the movements in interest rates. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. The notional principal amount related to these contracts was $45,000,000 at December 31, 1999. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank's overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Although none of the interest rate protection agreements are traded on any organized exchange, the Company believes that an active secondary market exists for such contracts.

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

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



       In 1999, the Bank entered into four interest rate swaps with respect to various fixed rate certificates of deposit. These agreements allow the Bank to receive fixed interest payments at rates ranging from 5.44% to 7.75% per annum and to pay a variable rate equal to three-month LIBOR in the case of two swaps, and three-month LIBOR plus three basis points in the case of two swaps. The purpose of these contracts is to reduce the Bank's effective cost of funds to better match the costs of funding variable rate loans.

       The following table summarizes information on interest rate swaps and floors at December 31, 1999:

                       INTEREST RATE PROTECTION CONTRACTS

                                             (In Thousands)               Weighted-average rate
                                   -----------------------------------   -----------------------
                                                                                                    Weighted-
                                                                                                     average
                                                                                                    remaining
                                   Notional    Carrying    Estimated                                  life
                                    amount       value     fair value    Received        Paid        (years)
                                   ---------   ---------   -----------   ----------     -------     -----------
      Swaps:
        Over one year through
           five years            $  10,000         --         (139)         5.44%        6.08%          1.25
        Over one year through
           five years                5,000         --         (243)         5.68%        6.17%          3.25
        Over five years through
           ten years                 5,000         --         (150)         7.25%        6.12%          8.75
        Over ten years               5,000         --         (144)         7.75%        6.13%         13.75
      Floors:
        Purchased:
           One year or less         10,000          1           --          N/A          N/A            0.25
           One year or less         10,000          2           --          6.00%        N/A            0.25
                                   ---------   ---------   -----------

                                 $  45,000          3         (676)
                                   =========   =========   ===========

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

       The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings will not have a material adverse effect upon the financial position or results of operations of the Company and Bank.

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



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

       The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

       (a)    Cash, Cash Equivalents, and Interest-Earning Deposits with Other
              Banks

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

       (d)    Off-Balance-Sheet Instruments

              Fair value of interest rate swaps and interest rate caps and floors is based on quoted market prices. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the creditworthiness of the counterparties.


                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



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

              The carrying value and estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 are as follows (in thousands):

                                                             1999                          1998
                                                 ----------------------------    ---------------------------
                                                   Carrying       Estimated       Carrying      Estimated
                                                    amount        fair value       amount       fair value
                                                 ------------    ------------    -----------  --------------
           Financial assets:
             Cash and short-term investments   $     28,642          28,642           9,614        9,614
                                                 ============    ============    ===========  ==============

             Investment securities             $     77,868          77,488          71,680       71,813
                                                 ============    ============    ===========  ==============

             Loans, net of allowance
                for loan losses                $    256,832         255,268         215,879      221,028
                                                 ============    ============    ===========  ==============

           Financial liabilities:
             Deposits                          $    294,722         293,840         233,505      234,146
                                                 ============    ============    ===========  ==============

             Short-term borrowings             $      5,866           5,866          12,944       12,944
                                                 ============    ============    ===========  ==============

             Long-term borrowings              $     46,861          42,116          31,000       31,423
                                                 ============    ============    ===========  ==============

           Off-balance sheet financial
             instruments:
                Interest rate contracts:
                  Swaps                        $         --            (676)             --           41
                  Caps and floors                         3              --              23          126
                                                 ------------    ------------    -----------  --------------

                                               $          3            (676)             23          167
                                                 ============    ============    ===========  ==============


                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



(14)   Common Stock and Capital Requirements

       The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

       As of December 31, 1999, based on its most recent notification, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



The actual capital amounts and ratios and the aforementioned minimums as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                           Minimum            Minimum to be well
                                                                         for capital          capitalized under
                                                                           adequacy           prompt corrective
                                                   Actual                  purposes           action provisions
                                            ----------------------   ---------------------   --------------------
                                             Amount       Ratio       Amount       Ratio      Amount       Ratio
                                            ---------    ---------   ----------    -------   ---------    -------
      Auburn National Bancorporation, Inc.
        As of December 31, 1999
           Total capital (to risk-
             weighted assets)             $  33,637        12.53%  $  21,477         8%    $   N/A          N/A
           Tier I risk-based capital
             (to risk-weighted assets)       30,276        11.28      10,739         4         N/A          N/A
           Tier I leverage capital (to
             average assets)                 30,276         8.02      13,101         4         N/A          N/A

        As of December 31, 1998
           Total capital (to risk-
             weighted assets)             $  31,294        14.58%  $  17,169         8%        N/A          N/A
           Tier I risk-based capital
             (to risk-weighted assets)       28,610        13.33       8,584         4         N/A          N/A
           Tier I leverage capital (to
             average assets)                 28,610         9.29      12,315         4         N/A          N/A

      AuburnBank
        As of December 31, 1999
           Total capital (to risk-
             weighted assets)             $  31,564        11.84%  $  21,318         8%    $  26,648        10%
           Tier I risk-based capital
             (to risk-weighted assets)       28,228        10.59      10,659         4        15,989         6
           Tier I leverage capital (to
             average assets)                 28,228         7.52      15,015         4        18,769         5

        As of December 31, 1998
           Total capital (to risk-
             weighted assets)             $  28,829        13.58%  $  16,988         8%    $  21,235        10%
           Tier I risk-based capital
             (to risk-weighted assets)       26,173        12.33       8,495         4        12,741         6
           Tier I leverage capital (to
             average assets)                 26,173         8.57      12,213         4        15,266         5

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



(15)   Dividends from Subsidiary

       Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year's earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 1999, the Bank could have declared dividends of approximately $8,408,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $17,986,000 of the Company's investment in the Bank was restricted from transfer in the form of dividends.


(16)   Supplemental Information

       Components of other noninterest income exceeding one percent of revenues for any of the years in the three-year period ended December 31, 1999, included merchant discounts and fees on MasterCard and Visa sales of $656,187, $391,315, and $310,416 in 1999, 1998, and 1997, respectively;
       and, NSF and overdraft charges of $854,578, $717,052, and $592,745 in 1999, 1998 and 1997, respectively. Also included were servicing fees of $191,310, $176,522, and $166,538 in 1999, 1998, and 1997, respectively;
       and, rental income of $145,232, $150,623, and $138,618 in 1999, 1998, and
       1997, respectively.


       Components of other noninterest expense exceeding one percent of revenues for any of the years in the three-year period ended December 31, 1999, included professional fees of $405,197, $254,981, and $155,635 in 1999, 1998, and 1997, respectively. Also included were marketing expenses of $165,565, $184,512, and $221,504 in 1999, 1998, and 1997, respectively;
       rental property expenses of $246,273, $238,570, and $239,192 in 1999,
       1998, and 1997, respectively; and, MasterCard and Visa processing fees of $650,061, $371,361, and $254,863 in 1999, 1998, and 1997, respectively.


                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



(17)   Parent Company Financial Information

       The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:


                               Parent Company Only
                            Condensed Balance Sheets
                           December 31, 1999 and 1998

                                    Assets                          1999            1998
                                                                  ------------   ------------
        Cash and due from banks                                  $    217,142        170,713
        Investment securities held to maturity                        330,686        642,228
        Investment in bank subsidiary                              26,393,501     26,506,602
        Premises and equipment, net                                    23,976         44,346
        Rental property                                             1,667,604      1,760,294
        Other assets                                                  149,985        152,346
                                                                  ------------   ------------

                   Total assets                                  $ 28,782,894     29,276,529
                                                                  ============   ============
                     Liabilities and Stockholders' Equity

        Other borrowed funds                                     $    221,290        242,453
        Accrued expenses and other liabilities                        120,007         90,580
                                                                  ------------   ------------
                   Total liabilities                                  341,297        333,033
                                                                  ------------   ------------

        Stockholders' equity:
            Preferred stock of $.01 par value; authorized
              200,000 shares; issued shares - none                         --             --
            Common stock of $.01 par value; authorized
              8,500,000 shares; issued 3,957,135
              shares at December 31, 1999 and 1998                     39,571         39,571
            Additional paid-in capital                              3,707,472      3,707,472
            Retained earnings                                      26,743,281     25,077,126
            Accumulated other comprehensive income (loss)          (1,834,128)       333,926
        Less:
            Treasury stock, 32,562 shares in 1999 and 1998,
              at cost                                                (214,599)      (214,599)
                                                                  ------------   ------------
                   Total stockholders' equity                      28,441,597     28,943,496
                                                                  ------------   ------------

                   Total liabilities and stockholders' equity    $ 28,782,894     29,276,529
                                                                  ============   ============

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



                               Parent Company Only
                        Condensed Statements of Earnings
                  Years Ended December 31, 1999, 1998, and 1997

                                                           1999          1998          1997
                                                       -----------   -----------   -----------
        Income:
          Cash dividends from bank subsidiary         $   855,000       385,000       697,000

          Interest on investment securities:
             Taxable                                        1,250         1,764         3,822
             Tax-exempt                                    28,246        34,982        37,765
                                                       -----------   -----------   -----------
                 Total interest on investment
                   securities                              29,496        36,746        41,587
                                                       -----------   -----------   -----------

          Other income                                    688,799       640,358       612,970
                                                       -----------   -----------   -----------
                 Total income                           1,573,295     1,062,104     1,351,557
                                                       -----------   -----------   -----------
        Expense:
          Interest on borrowed funds                       13,568        19,347        22,450
          Net occupancy expense                            21,134        24,819        24,218
          Salaries and benefits                           317,082       332,685       357,186
          Other                                           362,411       341,021       331,948
                                                       -----------   -----------   -----------
                 Total expense                            714,195       717,872       735,802
                                                       -----------   -----------   -----------
                 Earnings before income tax
                   benefit and equity in
                   undistributed earnings (loss) of
                   subsidiaries                           859,100       344,232       615,755

        Applicable income tax benefit                      (7,965)      (27,222)      (35,924)
                                                       -----------   -----------   -----------
                 Earnings before equity in
                   undistributed earnings (loss) of
                   subsidiaries                           867,065       371,454       651,679

        Equity in undistributed earnings (loss) of
          subsidiaries:
             Bank                                       2,054,953     3,067,963     2,429,787
             Other                                             --            --        (1,423)
                                                       -----------   -----------   -----------

                 Net earnings                         $ 2,922,018     3,439,417     3,080,043
                                                       ===========   ===========   ===========

                                                                     (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



                               Parent Company Only
                       Condensed Statements of Cash Flows
                  Years Ended December 31, 1999, 1998, and 1997

                                                                   1999           1998            1997
                                                               ------------   ------------   ------------
        Cash flows from operating activities:
          Net earnings                                        $  2,922,018      3,439,417      3,080,043
          Adjustments to reconcile net earnings to net cash
             provided by operating activities:
               Depreciation and amortization                       118,130        119,007        116,919
               Net undistributed earnings of subsidiaries       (2,054,953)    (3,067,963)    (2,428,364)
               Decrease in other assets                              2,361          1,892        142,437
               Increase (decrease) in other liabilities             29,427        (20,111)        18,740
                                                               ------------   ------------   ------------
                 Net cash provided by operating activities       1,016,983        472,242        929,775
                                                               ------------   ------------   ------------
        Cash flows from investing activities:
          Proceeds from paydowns of investment
             securities held to maturity                             6,542          5,993          9,554
          Proceeds from calls of investment securities
             held to maturity                                      305,000         45,000         45,000
          Purchase of premises and equipment                            --             --        (83,488)
          Proceeds from sale of premises and equipment                  --             --         47,444
          Purchase of rental property                               (5,070)       (48,094)        (1,978)
                                                               ------------   ------------   ------------
                 Net cash provided by investing activities         306,472          2,899         16,532
                                                               ------------   ------------   ------------
        Cash flows from financing activities:
          Decrease in other borrowed funds                         (21,163)       (20,136)       (20,749)
          Proceeds from sale of treasury stock                          --             --        140,812
          Purchase of treasury stock                                    --             --         (8,648)
          Dividends paid                                        (1,255,863)      (758,752)      (626,562)
                                                               ------------   ------------   ------------
                 Net cash used in financing activities          (1,277,026)      (778,888)      (515,147)
                                                               ------------   ------------   ------------
                 Net (decrease) increase in cash and cash
                    equivalents                                     46,429       (303,747)       431,160

        Cash and cash equivalents at beginning of year             170,713        474,460         43,300
                                                               ------------   ------------   ------------

        Cash and cash equivalents at end of year              $    217,142        170,713        474,460
                                                               ============   ============   ============

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 30th day of March, 2000.

                                        AUBURN NATIONAL BANCORPORATION, INC.
                                        (Registrant)


                                        By: /s/  E. L. SPENCER, JR.
                                           -------------------------
                                            E. L. Spencer, Jr.
                                            President


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                      Title                     Date
             ---------                      -----                     ----


  /S/  E. L. SPENCER, JR.           President, CEO and            March 30, 2000
-----------------------------       Director
E. L. Spencer, Jr.


  /S/  LINDA D. FUCCI               Chief Financial Officer       March 30, 2000
-----------------------------       and Chief Accounting
Linda D. Fucci                      Officer



  /S/  TERRY W. ANDRUS              Director                      March 30, 2000
-----------------------------
Terry W. Andrus



 /S/  ANNE M. MAY                   Director                      March 30, 2000
-----------------------------
Anne M. May



  /S/  EMIL F. WRIGHT, JR.          Director                      March 30, 2000
-----------------------------
Emil F. Wright, Jr.

                      AUBURN NATIONAL BANCORPORATION, INC.

                                  EXHIBIT INDEX

      Exhibit                                                                                     Sequentially
      Number                                     Description                                     Numbered Page
      ------                                     -----------                                     -------------
       3.1.     Certificate of Incorporation of Auburn National Bancorporation, Inc. *                 -

       3.2.     Bylaws of Auburn National Bancorporation, Inc. *                                       -

       4.1.     Instruments  Defining  the Rights of Security  Holders  (See  Certificate  of          -
                Incorporation and Bylaws). *

       10.1.    Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. *                  -

       10.2.    Lease and Equipment Purchase Agreement, dated September 15, 1987. *                    -

       21.1.    Subsidiaries of Registrant                                                             75

       23.1.    Consent of Accountants                                                                 76

       27.1.    Financial Data Schedule                                                                77


----------------------
* Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180).