Form 10-Q
period 2000-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2000-05-15
CIK 750574

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended   March 31, 2000
                                -------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

Commission file number      0-26486
                       ------------------

                      Auburn National Bancorporation, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             63-0885779
(State or Other Jurisdiction of                              (I.R.S.Employer
 Incorporation or Organization)                             Identification No.)


           165 East Magnolia Avenue, Suite 203, Auburn, Alabama 36830
     ----------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (334) 821-9200
     ----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     ----------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
             BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court. Yes      No
                                                 ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2000: 3,924,573 shares of common stock, $.01
                                       ---------------------------------------
par value per share
-------------------

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------

Item 1   Financial Information

                  Consolidated Balance Sheets as of
                  March 31, 2000 and December 31, 1999                        3

                  Consolidated Statements of Earnings for
                  the Three Months Ended March 31, 2000
                  and 1999                                                    4

                  Consolidated Statements of Changes in Stockholders'
                  Equity for the Three Months Ended March 31, 2000 and
                  the Years Ended December 31, 1999 and 1998                  5

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2000
                  and 1999                                                    6

                  Notes to Consolidated Financial Statements                  7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3   Quantitative and Qualitative Disclosures About Market Risk           13


PART II.  OTHER INFORMATION
--------------------------------


Item 5   Other Events                                                         13

Item 6   Exhibits                                                             15

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES


                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)

                                ASSETS                                            3/31/00              12/31/99
            ----------------------------------------------                 ------------------    -----------------
Cash and due from banks                                                          $ 14,070,663         $ 11,662,397
Federal funds sold                                                                 21,040,000           15,710,000
                                                                           ------------------    -----------------
                Cash and cash equivalents                                          35,110,663           27,372,397

Interest-earning deposits with other banks                                          2,223,307            1,269,771
Investment securities held to maturity (fair value of $24,421,541 and
    $9,689,067 at March 31, 2000 and December 31, 1999,
     respectively):                                                                24,821,061           10,068,454
Investment securities available for sale                                           63,697,199           67,799,218

Loans:
    Loans, less unearned income of $3,657 at March 31, 2000
        and $7,105 at December 31, 1999, respectively                             264,664,176          260,606,260
    Less allowance for loan losses                                                 (4,049,944)          (3,774,523)
                                                                            ------------------    -----------------
                Loans, net                                                        260,614,232          256,831,737

Premises and equipment, net                                                         3,298,567            3,348,217
Rental property, net                                                                1,657,192            1,667,604
Other assets                                                                        9,936,879            9,160,924
                                                                            ------------------    -----------------
                Total assets                                                     $401,359,100         $377,518,322
                                                                            ==================    =================

                  LIABILITIES & STOCKHOLDERS' EQUITY
            ----------------------------------------------

Deposits:
  Noninterest-bearing                                                            $ 40,027,997         $ 38,867,703
  Interest-bearing                                                                279,778,464          255,854,051
                                                                            ------------------    -----------------
                Total deposits                                                    319,806,461          294,721,754

Securities sold under agreements to repurchase                                      6,746,285            5,866,385
Other borrowed funds                                                               43,825,996           46,861,045
Accrued expenses and other liabilities                                              2,063,023            1,627,541
                                                                            ------------------    -----------------
                Total liabilities                                                 372,441,765          349,076,725

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                                  ---                  ---
  Common stock of $.01 par value; authorized 8,500,000 shares;
      issued 3,957,135 shares                                                          39,571               39,571
  Additional paid-in capital                                                        3,707,472            3,707,472
  Retained earnings                                                                27,274,891           26,743,281
  Accumulated other comprehensive income (loss)                                    (1,890,000)          (1,834,128)
  Less:
  Treasury stock, 32,562 shares at March 31, 2000 and
           December 31, 1999, at cost                                                (214,599)            (214,599)
                                                                            ------------------    -----------------
                Total stockholders' equity                                         28,917,335           28,441,597
                                                                            ------------------    -----------------

                Total liabilities and stockholders' equity                       $401,359,100         $377,518,322
                                                                            ==================    =================

         See accompanying notes to consolidated financial statements.

        AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                Consolidated Statements of Earnings
         For The Three Months Ended March 31, 2000 and 1999
                            (Unaudited)

                                                                         Three Months Ended March 31,
                                                                        -----------------------------
                                                                            2000            1999
                                                                        -------------   -------------
Interest income:
    Interest and fees on loans                                            $5,613,263      $4,615,498
    Interest and dividends on investment securities:
        Taxable                                                            1,436,406       1,137,139
        Tax-exempt                                                            14,092          20,906
                                                                        -------------   -------------
            Total interest and dividends on investment securities          1,450,498       1,158,045
    Interest on federal funds sold                                           166,330          55,872
    Interest on interest-bearing deposits with other banks                    53,104          29,656
                                                                        -------------   -------------
            Total interest income                                          7,283,195       5,859,071

Interest expense:
    Interest on deposits                                                   3,420,185       2,419,964
    Interest on federal funds purchased and securities sold
        under agreements to repurchase                                        81,220         166,099
    Interest on other borrowings                                             613,470         438,666
                                                                        -------------   -------------
            Total interest expense                                         4,114,875       3,024,729
                                                                        -------------   -------------

            Net interest income                                            3,168,320       2,834,342
Provision for loan losses                                                    315,000         150,000
                                                                        -------------   -------------
            Net interest income after provision for loan losses            2,853,320       2,684,342

Noninterest income:
    Service charges on deposit accounts                                      310,565         260,374
    Investment securities gains/(losses), net                                 20,909         (1,944)
    Other                                                                    527,652         414,011
                                                                        -------------   -------------
            Total noninterest income                                         859,126         672,441

Noninterest expense:
    Salaries and benefits                                                  1,091,928         928,301
    Net occupancy expense                                                    301,039         262,042
    Other                                                                    914,197         667,601
                                                                        -------------   -------------
            Total noninterest expense                                      2,307,164       1,857,944

Earnings before income tax expense                                         1,405,282       1,498,839
Income tax expense                                                           481,213         547,577
                                                                        -------------   -------------

            Net earnings                                                    $924,069        $951,262
                                                                        =============   =============

Basic and diluted earnings per share                                           $0.24           $0.24
                                                                        =============   =============

Weighted average shares outstanding                                        3,924,573       3,924,573
                                                                        =============   =============

Dividends per share                                                       $     0.10      $     0.06
                                                                        =============   =============

         See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
                     THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                                                                             Accumulated
                                                                               Additional                       Other
                                                                                 Paid-In      Retained      Comprehensive
                                                               Common Stock      Capital      Earnings      Income/(Loss)
                                                              --------------  ------------  ------------  -----------------
Balance at December 31, 1997                                  $      39,571     3,707,472    22,396,461            175,436

  Net earnings                                                          ---           ---     3,439,417                ---
  Cash dividends paid ($0.19 per share)                                 ---           ---      (758,752)               ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                      ---           ---           ---            158,490
  Payment of Employee Stock Ownership Plan Debt                         ---           ---           ---                ---
                                                              --------------  ------------  ------------  -----------------
Balance at December 31, 1998                                  $      39,571     3,707,472    25,077,126            333,926

  Net earnings                                                          ---           ---     2,922,018                ---
  Cash dividends paid ($0.32 per share)                                 ---           ---    (1,255,863)               ---
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                      ---           ---           ---         (2,168,054)
                                                              --------------  ------------  ------------  -----------------
Balance at December 31, 1999                                  $      39,571     3,707,472    26,743,281         (1,834,128)
                                                              ==============  ============  ============  =================

  Net earnings                                                          ---           ---       924,069                ---
  Cash dividends paid ($0.10 per share)                                 ---           ---      (392,459)               ---
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                      ---           ---           ---            (55,872)
                                                              --------------  ------------  ------------  -----------------
Balance at March 31, 2000                                     $      39,571     3,707,472    27,274,891         (1,890,000)
                                                              ==============  ============  ============  =================



                                                             Employee Stock
                                                                Ownership        Treasury
                                                                Plan debt         Stock          Total
                                                            ----------------   ------------  -------------
Balance at December 31, 1997                                        (56,934)      (214,599)    26,047,407

  Net earnings                                                          ---            ---      3,439,417
  Cash dividends paid ($0.19 per share)                                 ---            ---       (758,752)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                      ---            ---        158,490
  Payment of Employee Stock Ownership Plan Debt                      56,934            ---         56,934
                                                            ----------------   ------------  -------------
Balance at December 31, 1998                                              0       (214,599)    28,943,496

  Net earnings                                                          ---            ---      2,922,018
  Cash dividends paid ($0.32 per share)                                 ---            ---     (1,255,863)
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                      ---            ---     (2,168,054)
                                                            ----------------   ------------  -------------
Balance at December 31, 1999                                              0       (214,599)    28,441,597
                                                            ================   ============  =============

  Net earnings                                                          ---            ---        924,069
  Cash dividends paid ($0.10 per share)                                 ---            ---       (392,459)
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                      ---            ---        (55,872)
                                                            ----------------   ------------  -------------
Balance at March 31, 2000                                                 0       (214,599)    28,917,335
                                                            ================   ============  =============


See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES

                      Consolidated Statements of Cash Flows
               For The Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                  2000              1999
                                                                             --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                      $924,069          $951,262
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                              162,844           142,262
        (Accretion)/amortization of investment discounts & loan fees              (140,188)           11,053
        Provision for loan losses                                                  315,000           150,000
        Loss on sale of premises & equipment                                           424             7,600
        Increase in interest receivable                                           (341,479)         (153,194)
        Increase in other assets                                                  (428,690)         (335,674)
        Increase/(decrease) in interest payable                                    101,851           (44,971)
        Increase in other liabilities                                              333,631           726,261
                                                                             --------------    --------------
            Net cash provided by operating activities                              927,462         1,454,599
                                                                             --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                              3,271,766           990,390
    Purchases of investment securities held to maturity                        (17,897,751)              ---
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                            4,012,688         6,707,902
    Proceeds from sale of investment securities available for sale               2,979,308               ---
    Purchases of investment securities available for sale                       (2,969,531)       (7,973,975)
    Net increase in loans                                                       (4,097,495)      (11,963,641)
    Purchases of premises and equipment                                            (58,019)         (207,340)
    Proceeds from sale of premises and equipment                                       ---             4,866
    Purchases of rental property                                                   (13,725)              ---
    Net increase in interest-earning deposits with
        other banks                                                               (953,536)         (566,988)
                                                                             --------------    --------------
            Net cash used in investing activities                              (15,726,295)      (13,008,786)
                                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in non-interest bearing deposits,
        NOW accounts and savings accounts                                       16,468,099        21,027,756
    Net increase/(decrease) in certificates of deposit                           8,616,608        (3,167,849)
    Net increase/(decrease) in securities sold under agreements
        to repurchase                                                              879,900        (8,155,319)
    Net (decrease)/increase in borrowings from FHLB                             (3,029,563)        4,970,438
    Net decrease in other long-term debt                                            (5,486)           (4,886)
    Dividends paid                                                                (392,459)         (235,474)
                                                                             --------------    --------------
            Net cash provided by financing activities                           22,537,099        14,434,666
                                                                             --------------    --------------

Net increase in cash and cash equivalents                                        7,738,266         2,880,479
Cash and cash equivalents at beginning of period                                27,372,397         9,480,225
                                                                             --------------    --------------
Cash and cash equivalents at end of period                                     $35,110,663       $12,360,704
                                                                             ==============    ==============


Supplemental information on cash payments:
        Interest paid                                                           $4,013,024        $3,069,700
                                                                             ==============    ==============

        Income taxes paid                                                               $0          $167,064
                                                                             ==============    ==============

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBISIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2000



Note 1 - General

         The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


Note 2 - Comprehensive Income

         In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended March 31, 2000 was $868,000 compared to $466,000 for the three months ended March 31, 1999.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2000 and 1999.

          Certain of the statements discussed are forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "assessment," "contemplate," "expect," "estimate," "continue," "intend" or similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

          These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and Internet; and the failure of assumptions underlying the establishment of reserves for loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Summary

         Net income of $924,000 for the quarter ended March 31, 2000 represented a decrease of $27,000 (2.8%) from the Company's net income of $951,000 for the same period of 1999. Basic earnings per share was comparable at $0.24 during the first quarter of 2000 to the first quarter of 1999. During the three month period ended March 31, 2000 compared to the same period of 1999, the Company experienced increases in net interest income, provision for loan losses, noninterest income and noninterest expense due to the continued growth of the Company. The net yield on total interest-earning assets declined to 3.49% for the three months ended March 31, 2000 from 3.80% for the three months ended March 31, 1999. The decrease in the net yield on interest-earning assets is due to an overall increase in the yield on interest-earning assets offset by a higher increase in the cost of interest-bearing liabilities. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Total assets of $401,359,000 at March 31, 2000 represents an increase of $23,841,000 (6.3%) over total assets of $377,518,000, at December 31, 1999.
This increase resulted primarily from increases in investment securities held to maturity and cash and cash equivalents.


Financial Condition

         Investment Securities and Federal Funds Sold

         Investment securities held to maturity were $24,821,000 and $10,068,000 at March 31, 2000 and December 31, 1999, respectively. This increase of $14,753,000 (146.53%) was primarily the result of purchases of $12,584,000 in U.S. agency securities and $5,314,000 in CMOs, offset by $3,271,000 of scheduled paydowns, maturities and calls of principal amounts.

         Investment securities available for sale decreased $4,102,000 (6.1%) to $63,697,000 at March 31, 2000 from $67,799,000 at December 31, 1999. This decrease is a result of $4,032,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $1,982,000 of U.S. agency securities and $997,000 of CMOs were sold in the first quarter of 2000. This decrease is offset by $2,969,000 of purchases in U.S. agency securities.

         Federal funds sold increased to $21,040,000 at March 31, 2000 from $15,710,000 at December 31, 1999. This increase is primarily due to approximately $7 million of deposits received in the first quarter of 2000. In addition, this reflects normal activity in the Bank's funds management efforts.

         Loans

         Total loans, net of unearned income, of $264,664,000 at March 31, 2000 reflected an increase of $4,058,000 (1.6%) compared to the total loans of $260,606,000, net of unearned income, at December 31, 1999. The Bank primarily experienced growth in the commercial real estate categories of loans during the first three months of 2000. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 29.18%, 25.41% and 30.66% of the Bank's total loans, net of unearned income at March 31, 2000, respectively. The net yield on loans was 8.51% for the three months ended March 31, 2000 compared to 8.40% for the three months ended March 31, 1999. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

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

         The allowance for loan losses was $4,050,000 at March 31, 2000. Management believes that this level of allowance (1.53% of total outstanding loans, net of unearned income) is adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances or other events will not result in increased losses in the Bank's loan portfolio.

         During the first three months of 2000, the Bank made $315,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio. The increase in the provision is due to loan growth and as a result of a deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a recent regulatory examination. For the three months ended March 31, 2000, the Bank had charge-offs of $75,000 and recoveries of $35,000.

         Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, and accruing loans 90 days or more past due were $8,757,000 at March 31, 2000 compared to $6,853,000 at December 31, 1999. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $147,000 for the three months ended March 31, 2000.

         Other potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At March 31, 2000, 98 loans totaling $7,375,000, or 2.79% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 92 loans totaling $10,798,000, or 4.41% of total loans outstanding, net of unearned income, at December 31, 1999. The decrease in the amount of potential problem loans is mainly due to an improvement of one large loan. At March 31, 2000 the amount of impaired loans were $6,271,000, which included 15 loans to 6 borrowers with a total valuation allowance of approximately $744,000. In comparison, at December 31, 1999, the Company had approximately $5,177,000 of impaired loans, which included seven loans to two borrowers with a total valuation allowance of approximately $345,000.

         Deposits

         Total deposits increased $25,084,000 (8.5%) to $319,806,000 at March 31, 2000, as compared to $294,722,000 at December 31, 1999. Noninterest-bearing deposits increased $1,160,000 (3.0%) during the first three months of 2000, while total interest-bearing deposits increased $23,924,000 (9.4%) to $279,778,000 at March 31, 2000 from $255,854,000 at December 31, 1999. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first three months of 2000, the Bank also experienced significant increases in money market accounts of $11,355,000 (19.2%), certificates of deposits greater than $100,000 of $4,365,000 (5.6%), NOW accounts of $3,853,000 (11.3%), and certificates of deposits less than $100,000 of $4,126,000 (5.7%). The significant increase in money market accounts is due to a $12 million increase in public funds. The Company considers the other shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. The average rate paid on interest-bearing deposits was 5.10% for the three months ended March 31, 2000 compared to 4.65% for the same period of 1999. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Capital Resources and Liquidity

         The Company's consolidated stockholders' equity was $28,917,000 at March 31, 2000, compared to $28,442,000 at December 31, 1999. This represents an increase of $475,000 (1.7%) during the first three months of 2000. Net earnings for the first three months of 2000 were $924,000 compared to $951,000 for the same period of 1999. In addition, the Company experienced an increase in accumulated other comprehensive loss to $1,890,000 at March 31, 2000 from $1,834,000 at December 31, 1999 due to increased decline in market value. During the first three months of 2000, cash dividends of $392,000, or $0.10 per share, were declared on Common Stock, compared to $235,000, or $0.06 per share for the first three months of 1999.

         The Company's Tier 1 leverage ratio was 7.68%, Tier I risk-based capital ratio was 11.24% and Total risk-based capital ratio was 12.49% at March 31, 2000. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

         The primary source of liquidity during the first three months of 2000 was deposit growth. The Company used these funds primarily in federal funds sold and the purchase of investment securities. In addition, an advance of $3 million matured from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $43,610,000, leaving credit available, net of advances drawn down, of approximately $6,390,000 at March 31, 2000.

         Net cash provided by operating activities of $927,000 for the three months ended March 31, 2000, consisted primarily of net earnings. Net cash used in investing activities of $15,726,000 funded loan growth and investment securities held to maturity purchases of $4,097,000 and $17,898,000, respectively, offset by proceeds from maturities, calls and paydowns of investment securities available for sale of $4,013,000. The $22,537,000 in net cash provided by financing activities resulted primarily from increases of $16,468,000 in non-interest bearing deposits, NOW accounts and savings accounts, increases in certificates of deposit of $8,616,000 offset by a decrease in borrowings from FHLB of $3,030,000.

         Interest Rate Sensitivity Management

         At March 31, 2000, interest sensitive assets that repriced or matured within the next 12 months were $179,438,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $251,843,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $72,405,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 71%. This compares to a twelve month cumulative GAP position at December 31, 1999, of a negative $2,534,000 and a GAP ratio of 99%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at March 31, 2000 and various assumptions and estimates, the Company's asset/liability model predicts that the changes in the Company's net interest income would be less than 5.0% over 12 months. Such estimates and predictions are forecasts which may or may not be realized.

Results of Operations

         Net Income

         Net income decreased $27,000 (2.8%) to $924,000 for the three month period ended March 31, 2000 compared to $951,000 for the same period of 1999. Basic earnings per share was $0.24 for both of the first quarters of 2000 and 1999. During the three month period ended March 31, 2000 compared to the same period of 1999, the Company experienced increases in net interest income, provision for loan losses, noninterest income, and noninterest expense due to the continued growth of the Company.

         Net Interest Income

         Net interest income was $3,168,000 for the first quarter of 2000. The increase of $334,000 (11.8%) over $2,834,000 for the same period of 1999, resulted primarily from the increase in interest and fees on loans and interest and dividends from investment securities offset by increases in interest on deposits and interest on other borrowings. Such increases resulted from overall growth in the Company's average interest-earning assets offset by a decrease in net taxable yield on the Company's interest-earning assets during the three months of 2000 compared to the same period of 1999. Through the first quarter of 2000, the Company's GAP position remained more liability sensitive to changes in interest rates as compared to December 31, 1999. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See "FINANCIAL CONDITION - INTEREST RATE SENSITIVITY MANAGEMENT" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest Income

         Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $7,283,000 and $5,859,000 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $1,424,000 (24.3%) for the first quarter of 2000 compared to 1999. This change for the first three months of 2000 resulted as the average volume of interest earning assets outstanding increased $60,575,000 (20.0%) over the same period of 1999 and the Company's yield on interest earning assets increased 19 basis points. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Loans are the main component of the Bank's earning assets. Interest and fees on loans were $5,613,000 and $4,615,000 for the first quarter of 2000 and 1999, respectively. This reflects an increase of $998,000 (21.6%) during the three months ended March 31, 2000 over the same period of 1999. The average volume of loans increased $41,695,000 (18.7%) as of March 31, 2000 compared to the same period of 1999, while the Company's yield on loans also increased by 11 basis points comparing these same periods.

         For the three month period ended March 31, 2000, interest income on investment securities increased $292,000 (25.2%) to $1,450,000 from $1,158,000 for the same period of 1999. The Company's average volume of investment securities increased by $11,374,000 (15.5%) for the first three months of 2000, compared to the same period of 1999, while the net yield on these average balances also increased by 44 basis points. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest Expense

         Total interest expense increased $1,090,000 (36.0%) to $4,115,000 for the first quarter of 2000 compared to $3,025,000 for the same period of 1999. This change resulted as the Company's average interest-bearing liabilities increased 24.0% and the rates paid on these liabilities increased 40 basis points during the first three months of 2000 compared to the same period of 1999. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

         Interest on deposits, the primary component of total interest expense, increased $1,000,000 (41.3%) to $3,420,000 for the first quarter of 2000 compared to $2,420,000 for the same period of 1999. The increase for the three month period ended March 31, 2000 is due to a 27.3% increase in the average volume and a 45 basis point increase in the rate paid on interest-bearing deposits.

         Interest expense on other borrowed funds, was $613,000 and $439,000 for the first quarters of 2000 and 1999, respectively. This represents an increase of $174,000 or 39.6%. This increase for the three month period ended March 31, 2000 is due to a 35.3% increase in the average volume and a 12 basis point increase in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

         Provision for Loan Losses

         The provision for loan losses is based on management's assessment of the risk in the loan portfolio, the growth of the loan portfolio and the amount of recent loan losses. The provision for loan losses was $315,000 for the three months ended March 31, 2000 compared to $150,000 for the three months ended March 31, 1999. The increase in the provision is due to loan growth and as a result of a deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a recent regulatory examination. See "---ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."

         Noninterest Income

         Noninterest income increased $187,000 (27.8%) to $859,000 for the first quarter of 2000 from $672,000 for the same period of 1999. This increase for the first quarter is mainly due to increases in service charges on deposit accounts and other noninterest income.

         Service charges on deposit accounts for the first quarter of 2000 increased $51,000 (19.6%) to $311,000 from $260,000 for the first quarter of 1999. These increases are primarily due to increases in nonsufficient funds and overdraft charges due to an increase in nonsufficient fund items.

         Other noninterest income increased $114,000 (27.5%) to $528,000 for the first quarter of 2000 from $414,000 for the same period of 1999. This increase primarily resulted from an increase in Mastercard/VISA discounts and fees due to the Auburn University's acceptance of Mastercard/VISA for tuition, an increase in checkcard income due to inception of the checkcard in January 1999 and an increase in stock dividends from stock owned in other companies.

         Noninterest Expense

         Total noninterest expense was $2,307,000 and $1,858,000 for the first quarter of 2000 and 1999, respectively, representing an increase of $449,000 or 24.2%. This increase was due to increases in salaries and benefits expense, net occupancy expense and other noninterest expense.

         Salaries and benefits expense was $1,092,000 and $928,000 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of $164,000 (17.7%) in the first quarter of 2000 compared to the first quarter of 1999. This increase is primarily due to the increase in overall employee levels from the same period of 1999.

         Net occupancy expense was $301,000 and $262,000 for the first quarters of 2000 and 1999, respectively, representing an increase of $39,000 or 14.9%. The increase is primarily due to increases in lease payments for computer equipment.

         For the first quarter of 2000, other noninterest expense increased $246,000 (36.8%) to $914,000 from $668,000 for the first quarter of 1999. This increase is mainly due to the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, expenses due to the increased monitoring of nonaccrual loans, increase in assessments due to an increase in FDIC Insurance Assessment rates and state bank assessment in which did not occur in the first quarter of 1999.

         Income taxes

         Income tax expense was $481,000 and $548,000 for the first quarters of 2000 and 1999, respectively. For the three months ended March 31, 2000, income tax expense decreased $67,000 (1.2%) These levels represent an effective tax rate on pre-tax earnings of 34.2% for the three months ended March 31, 2000 which is consistent with the Company's expected annual effective rate.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information called for concerning market risk of the Company is not included as there have not been any significant changes in the market rate table as shown in the Company's 1999 Annual Report filed on Form 10-K.


PART II  OTHER INFORMATION


ITEM 5.  OTHER EVENTS

         The proxy statement solicited by the Company's Board of Directors with respect to the Company's 2000 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 27, 2001.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                                     Three Months Ended March 31,
                                                               ------------------------------------------------------------------
                                                                             2000                             1999
                                                               ------------------------------- ----------------------------------
                                                                Average                Yield/      Average                Yield/
                     ASSETS                                     Balance    Interest     Rate       Balance   Interest      Rate
    -------------------------------------------                 -------    --------     ----       -------   --------      ----
                                                                    (Dollars in thousands)
Interest-earning assets:
    Loans, net of unearned income (1)                        $   264,450      5,613     8.51%     222,755      4,615      8.40%
    Investment securities:
        Taxable                                                   83,694      1,436     6.88%      71,785      1,137      6.42%
        Tax-exempt (2)                                             1,154         21     7.37%       1,689         32      7.68%
                                                             ----------------------           ----------------------
                Total investment securities                       84,848      1,457     6.89%      73,474      1,169      6.45%
    Federal funds sold                                            11,986        166     5.56%       4,993         56      4.55%
    Interest-earning deposits with other banks                     3,163         53     6.72%       2,650         30      4.59%
                                                             ----------------------           ----------------------
                Total interest-earning assets                    364,447      7,289     8.02%     303,872      5,870      7.83%
Allowance for loan losses                                         (3,877)                          (2,863)
Cash and due from banks                                           11,147                            8,925
Premises and equipment                                             3,337                            3,509
Rental property, net                                               1,608                            1,751
Other assets                                                       9,704                            5,675
                                                             ------------                      -----------
                Total assets                                 $   386,366                          320,869
                                                             ============                      ===========

         LIABILITIES & STOCKHOLDERS' EQUITY
    -------------------------------------------
Interest-bearing liabilites:
    Deposits:
        Demand                                               $    35,121        278     3.17%      24,758        139      2.28%
        Savings and money market                                  79,693        951     4.79%      62,749        631      4.08%
        Certificates of deposits less than
            $100,000                                              73,453      1,099     6.00%      71,370      1,027      5.84%
        Certificates of deposits and other time
            deposits of $100,000 or more                          80,498      1,092     5.44%      52,208        623      4.84%
                                                             -----------------------           ----------------------
            Total interest-bearing deposits                      268,765      3,420     5.10%     211,085      2,420      4.65%
    Federal funds purchased and securities sold
        under agreements to repurchase                             5,890         81     5.52%      13,439        166      5.01%
    Other borrowed funds                                          44,562        614     5.53%      32,928        439      5.41%
                                                             -----------------------           ----------------------
            Total interest-bearing liabilities                   319,217      4,115     5.17%     257,452      3,025      4.77%
Noninterest-bearing deposits                                      36,341                           31,963
Accrued expenses and other liabilities                             1,890                            2,166
Stockholders' equity                                              28,918                           29,288
                                                             ------------                      -----------
            Total liabilities and stockholders'
                equity                                       $   386,366                          320,869
                                                             ============                      ===========
Net interest income                                                          $3,174                            2,845
                                                                         ===========                      ===========
Net yield on total interest-earning assets                                              3.49%                             3.80%
                                                                                    ==========                       ===========

(1) Loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                           AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)
                                  EXHIBIT INDEX

Exhibit                                                           Sequentially
Number                      Description                          Numbered Page
------                      -----------                          -------------

 3.A      Certificate of Incorporation of Auburn National
          Bancorporation, Inc.  *                                       ---

 3.B      Bylaws of Auburn National Bancorporation, Inc.  *             ---

10.A      Auburn National Bancorporation, Inc. 1994
          Long-term Incentive Plan.  *                                  ---

10.B      Lease and Equipment Purchase Agreement, Dated
          September 15, 1987.  *                                        ---


27        Financial Data Schedule                                        17







----------

* Incorporated by reference from Registrant's Registration Statement on Form
  SB-2.


(b)      Reports filed on Form 8-K for the quarter ended March 31, 2000:

         none

                                   SIGNATURES


         In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUBURN NATIONAL BANCORPORATION, INC.
                                                      (Registrant)



Date:      May 12, 2000                   By:    /s/ E. L. Spencer, Jr.
     ------------------------                --------------------------------
                                             E. L. Spencer, Jr.
                                             President, Chief Executive
                                             Officer and Director



Date:      May 12, 2000                   By:     /s/ Linda D. Fucci
     ------------------------                --------------------------------
                                             Linda D. Fucci
                                             Chief Financial Officer and
                                              Principal Accounting Officer