Form 10-Q
period 2000-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2000-08-15
CIK 750574

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended      June 30, 2000
                                  ------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period            to
                          ----------    -----------

Commission file number      0-26486
                       ------------------

                      Auburn National Bancorporation, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                             63-0885779
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 30, 2000: 3,924,573 shares of common stock, $.01 par
                                    ------------------------------------------
value per share
---------------

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------
Item 1   Financial Information

                  Consolidated Balance Sheets as of
                  June 30, 2000 and December 31, 1999                          3

                  Consolidated Statements of Earnings for
                  the Three and Six Months Ended
                  June 30, 2000 and 1999                                       4


                  Consolidated Statements of Changes in Stockholders'
                  Equity for the Six Months Ended June 30, 2000 and
                  the Years Ended December 31, 1999 and 1998                   5

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2000
                  and 1999                                                     6

                  Notes to Consolidated Financial Statements                   7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

Item 3   Quantitative and Qualitative Disclosures About Market Risk           13


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 5   Other Events                                                         14

Item 6   Exhibits                                                             15

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES

                          Consolidated Balance Sheets
                      June 30, 2000 and December 31, 1999
                                  (Unaudited)


                        ASSETS                               6/30/00             12/31/99
       ------------------------------------------         --------------      --------------
Cash and due from banks                                   $   12,074,386      $   11,662,397
Federal funds sold                                             8,140,000          15,710,000
                                                          --------------      --------------
           Cash and cash equivalents                          20,214,386          27,372,397

Interest-earning deposits with other banks                     1,984,604           1,269,771
Investment securities held to maturity (fair value of
    $28,300,902 and $9,689,067 at June 30, 2000 and
    December 31, 1999, respectively):                         28,989,384          10,068,454
Investment securities available for sale                      67,949,837          67,799,218

Loans:
    Loans, less unearned income of $4,861 at June 30,
        2000 and $7,105 at December 31, 1999,
        respectively                                         262,687,328         260,606,260
    Less allowance for loan losses                            (4,329,255)         (3,774,523)
                                                          --------------      --------------
           Loans, net                                        258,358,073         256,831,737

Premises and equipment, net                                    3,219,759           3,348,217
Rental property, net                                           1,632,652           1,667,604
Other assets                                                  10,108,578           9,160,924
                                                          --------------      --------------
           Total assets                                     $392,457,273        $377,518,322
                                                          ==============      ==============

          LIABILITIES & STOCKHOLDERS' EQUITY
       ------------------------------------------
Deposits:
  Noninterest-bearing                                     $   42,830,518      $   38,867,703
  Interest-bearing                                           271,225,642         255,854,051
                                                          --------------      --------------
           Total deposits                                    314,056,160         294,721,754

Securities sold under agreements to repurchase                 3,292,222           5,866,385
Other borrowed funds                                          43,790,455          46,861,045
Accrued expenses and other liabilities                         2,122,281           1,627,541
                                                          --------------      --------------
           Total liabilities                                 363,261,118         349,076,725

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000
      shares; issued shares-none                                     ---                 ---
  Common stock of $.01 par value; authorized 8,500,000
      shares; issued 3,957,135 shares                             39,571              39,571
  Additional paid-in capital                                   3,707,472           3,707,472
  Retained earnings                                           27,760,966          26,743,281
  Accumulated other comprehensive income (loss)               (2,097,255)         (1,834,128)
  Less:
  Treasury stock, 32,562 shares at June 30, 2000 and
      December 31, 1999, at cost                                (214,599)           (214,599)
                                                          --------------      --------------
           Total stockholders' equity                         29,196,155          28,441,597
                                                          --------------      --------------

           Total liabilities and stockholders' equity       $392,457,273        $377,518,322
                                                          ==============      ==============

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES

                      Consolidated Statements of Earnings
       For The Three Months and Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                            Three Months Ended June 30,  Six Months Ended June 30,
                                                            ---------------------------  -------------------------
                                                               2000            1999         2000           1999
                                                            -----------     ----------   -----------    ----------
Interest income:
    Interest and fees on loans                              $ 5,599,064     $5,012,596   $11,212,327    $9,628,094
    Interest and dividends on investment securities:
        Taxable                                               1,643,651      1,062,297     3,080,057     2,199,436
        Tax-exempt                                               14,076         19,756        28,168        40,662
                                                            -----------     ----------   -----------    ----------
            Total interest and dividends on
              investment securities                           1,657,727      1,082,053     3,108,225     2,240,098
    Interest on federal funds sold                              176,926         58,569       343,256       114,441
    Interest on interest-bearing deposits with other banks       36,984         23,853        90,088        53,509
                                                            -----------     ----------   -----------    ----------
            Total interest income                             7,470,701      6,177,071    14,753,896    12,036,142

Interest expense:
    Interest on deposits                                      3,698,973      2,592,863     7,119,158     5,012,827
    Interest on federal funds purchased and
      securities sold under agreements to repurchase             65,956         46,428       147,176       212,527
    Interest on other borrowings                                608,871        501,739     1,222,341       940,405
                                                            -----------     ----------   -----------    ----------
            Total interest expense                            4,373,800      3,141,030     8,488,675     6,165,759
                                                            -----------     ----------   -----------    ----------

            Net interest income                               3,096,901      3,036,041     6,265,221     5,870,383
Provision for loan losses                                       495,000        182,017       810,000       332,017
                                                            -----------     ----------   -----------    ----------
            Net interest income after provisions for
              loan losses                                     2,601,901      2,854,024     5,455,221     5,538,366

Noninterest income:
    Service charges on deposit accounts                         332,817        285,513       643,382       545,887
    Investment securities gains/(losses), net                         0          8,117        20,909         6,173
    Other                                                       561,668        434,195     1,089,320       848,206
                                                            -----------     ----------   -----------    ----------
            Total noninterest income                            894,485        727,825     1,753,611     1,400,266

Noninterest expense:
    Salaries and benefits                                       933,067        904,866     2,024,995     1,833,167
    Net occupancy expense                                       252,891        290,651       553,930       552,693
    Other                                                       967,387        850,616     1,881,584     1,518,217
                                                            -----------     ----------   -----------    ----------
            Total noninterest expense                         2,153,345      2,046,133     4,460,509     3,904,077

Earnings before income tax expense                            1,343,041      1,535,716     2,748,323     3,034,555
Income tax expense                                              464,510        563,328       945,723     1,110,905
                                                            -----------     ----------   -----------    ----------

            Net earnings                                    $   878,531     $  972,388   $ 1,802,600    $1,923,650
                                                            ===========     ==========   ===========    ==========
Basic and diluted earnings per share                        $      0.22     $     0.25   $      0.46    $     0.49
                                                            ===========     ==========   ===========    ==========

Weighted average shares outstanding                           3,924,573      3,924,573     3,924,573     3,924,573
                                                            ===========     ==========   ===========    ==========

Dividends per share                                         $      0.10     $     0.06   $      0.20    $     0.12
                                                            ===========     ==========   ===========    ==========

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
                      THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)

                                                                                            Accumulated
                                                                 Additional                    Other       Employee Stock
                                                                   Paid-In     Retained    Comprehensive      Ownership
                                                 Common Stock      Capital     Earnings    Income/(Loss)      Plan debt
                                                --------------   ----------   ----------   -------------   --------------
Balance at December 31, 1997                    $       39,571    3,707,472   22,396,461         175,436       (56,934)

  Net earnings                                            ---          ---     3,439,417            ---           ---
  Cash dividends paid ($0.19 per share)                   ---          ---      (758,752)           ---           ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                        ---          ---          ---          158,490          ---
  Payment of Employee Stock Ownership Plan Debt           ---          ---          ---             ---         56,934
                                                 -------------   ----------   ----------      ----------    ----------
Balance at December 31, 1998                    $       39,571    3,707,472   25,077,126         333,926             0

  Net earnings                                            ---          ---     2,922,018            ---           ---
  Cash dividends paid ($0.32 per share)                   ---          ---    (1,255,863)           ---           ---
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                        ---          ---           ---      (2,168,054)         ---
                                                 -------------   ----------   ----------      ----------    ----------
Balance at December 31, 1999                    $       39,571    3,707,472   26,743,281      (1,834,128)            0
                                                 =============   ==========   ==========      ==========    ==========

  Net earnings                                            ---          ---     1,802,600            ---           ---
  Cash dividends paid ($0.20 per share)                   ---          ---      (784,915)           ---           ---
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                        ---          ---           ---        (263,127)         ---
                                                 -------------   ----------   ----------      ----------    ----------
Balance at June 30, 2000                        $       39,571    3,707,472   27,760,966      (2,097,255)            0
                                                 =============   ==========   ==========      ==========    ==========

                                                     Treasury
                                                       Stock        Total
                                                 -------------   ----------
Balance at December 31, 1997                          (214,599)  26,047,407

  Net earnings                                            ---     3,439,417
  Cash dividends paid ($0.19 per share)                   ---      (758,752)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                        ---       158,490
  Payment of Employee Stock Ownership Plan Debt           ---        56,934
                                                 -------------   ----------
Balance at December 31, 1998                          (214,599)  28,943,496

  Net earnings                                            ---     2,922,018
  Cash dividends paid ($0.32 per share)                   ---    (1,255,863)
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                        ---    (2,168,054)
                                                 -------------   ----------
Balance at December 31, 1999                          (214,599)  28,441,597
                                                 =============   ==========

  Net earnings                                            ---     1,802,600
  Cash dividends paid ($0.20 per share)                   ---      (784,915)
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                        ---      (263,127)
                                                 -------------   ----------
Balance at June 30, 2000                              (214,599)  29,196,155
                                                 =============   ==========

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                For The Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                   2000           1999
                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                    $1,802,600     $1,923,650
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
        Depreciation and Amortization                              305,686        294,971
        (Accretion)/amortization of investment discounts
             & loan fees                                          (302,254)        34,061
        Provision for loan losses                                  810,000        332,017
        Loss on sale of premises & equipment                           631         56,019
        Gain on sale of investment securities                      (20,909)        (6,173)
        Increase in interest receivable                           (421,540)      (560,117)
        Increase in other assets                                  (400,837)      (309,421)
        Increase in interest payable                               189,797        162,605
        Increase in other liabilities                              304,943        586,266
                                                               -----------    -----------
            Net cash provided by operating activities            2,268,117      2,513,878
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of
        investment securities held to maturity                   3,607,845      1,388,832
    Purchases of investment securities held to
        maturity                                                (22,251,496)           ---
    Proceeds from maturities/calls/paydowns of
        investment securities available for sale                  5,259,402     12,851,782
    Proceeds from sale of investment securities
        available                                                2,979,308           ---
    Purchases of investment securities available for
        sale                                                    (8,781,989)   (10,866,037)
    Net increase in loans                                       (2,336,336)   (31,982,803)
    Purchases of premises and equipment                            (79,042)      (335,605)
    Proceeds from sale of premises and equipment                       ---          5,706
    Purchases of rental property                                   (13,725)        (5,070)
    Net increase in interest-earning deposits with
        other banks                                               (714,833)    (2,030,239)
                                                               -----------    -----------
            Net cash used in investing activities              (22,330,866)   (30,973,434)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in non-interest bearing deposits,
        NOW accounts and savings accounts                       15,011,688     33,366,239
    Net increase in certificates of deposit                      4,322,718      6,478,403
    Net decrease in securities sold under agreements
        to repurchase                                           (2,574,163)    (9,644,000)
    Net (decrease)/increase in borrowings from FHLB             (3,059,125)     4,940,876
    Net decrease in other long-term debt                           (11,465)       (10,259)
    Dividends paid                                                (784,915)      (470,949)
                                                               -----------    -----------
            Net cash provided by financing activities           12,904,738     34,660,310
                                                               -----------    -----------

Net (decrease)/increase in cash and cash equivalents            (7,158,011)     6,200,754
Cash and cash equivalents at beginning of period                27,372,397      9,480,225
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $20,214,386    $15,680,979
                                                               ===========    ===========


Supplemental information on cash payments:
        Interest paid                                           $8,298,878     $6,003,153
                                                               ===========    ===========

        Income taxes paid                                         $770,411     $1,008,821
                                                               ===========    ===========

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBISIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000

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


Note 2 - Comprehensive Income

     In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended June 30, 2000 was $671,000 compared to $310,000 for the three months ended June 30, 1999. Total comprehensive income for the six months ended June 30, 2000 was $1,539,000 compared to $776,000 for the six months ended June 30, 1999.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2000 and 1999.

     Certain of the statements discussed are forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "evaluate," "assessment," "contemplate," "expect," "estimate," "continue," "intend" or similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Summary

     Net income of $879,000 for the quarter ended June 30, 2000 represented a decrease of $93,000 (9.6%) from the Company's net income of $972,000 for the same period of 1999. Basic earnings per share was decreased $0.03 (12.0%) to $0.22 during the second quarter of 2000 from $0.25 for the second quarter of 1999. Net income decreased $121,000 (6.3%) to $1,803,000 for the six month period ended June 30, 2000 compared to $1,924,000 for the same period of 1999. During the six month period ended June 30, 2000 compared to the same period of 1999, the Company experienced increases in net interest income, provision for loan losses, noninterest income and noninterest expense due to the continued growth of the Company. The net yield on total interest-earning assets declined to 3.43% for the six months ended June 30, 2000 from 3.84% for the six months ended June 30, 1999. The decrease in the net yield on interest-earning assets is due to an overall increase in the yield on interest-earning assets offset by a higher increase in the cost of interest-bearing liabilities. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $392,457,000 at June 30, 2000 represents an increase of $14,939,000 (4.0%) over total assets of $377,518,000, at December 31, 1999. This increase resulted primarily from increases in investment securities held to maturity.


Financial Condition

     Investment Securities and Federal Funds Sold

     Investment securities held to maturity were $28,989,000 and $10,068,000 at June 30, 2000 and December 31, 1999, respectively. This increase of $18,921,000 (187.93%) was primarily the result of purchases of $14,453,000 in U.S. agency securities, $2,485,000 in mortgage backed securities and $5,314,000 in CMOs, offset by $3,608,000 of scheduled paydowns, maturities and calls of principal amounts.

     Investment securities available for sale increased $151,000 (0.2%) to $67,950,000 at June 30, 2000 from $67,799,000 at December 31, 1999. This increase is a result of purchases of $2,969,000 in U.S. agency securities, $1,902,000 in mortgage backed securities, and $3,910,000 in CMOs. This increase is offset by $5,259,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $1,982,000 of U.S. agency securities and $997,000 of CMOs were sold in the first quarter of 2000.

     Federal funds sold decreased to $8,140,000 at June 30, 2000 from $15,710,000 at December 31, 1999. This decrease is primarily due to the reinvestment of Federal funds sold to investment securities held to maturity. In addition, this reflects normal activity in the Bank's funds management efforts.

     Loans

     Total loans, net of unearned income, of $262,687,000 at June 30, 2000 reflected an increase of $2,081,000 (0.8%) compared to the total loans of $260,606,000, net of unearned income, at December 31, 1999. The Bank primarily experienced growth in commercial real estate loans offset by a decrease in commercial, financial and agricultural and commercial real estate construction categories of loans during the first six months of 2000. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 28.14%, 25.78% and 32.59% of the Bank's total loans, net of unearned income at June 30, 2000, respectively. The net yield on loans was 8.52% for the six months ended June 30, 2000 compared to 8.39% for the six months ended June 30, 1999. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.


     Allowance for Loan Losses and Risk Elements

     The allowance for loan losses reflects management's assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management takes a sample of the loan portfolio in order to estimate the appropriate provision required to maintain the allowance at a level believed adequate in relation to anticipated future loan losses. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts, and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors, including developments anticipated by management with respect to various credits which management believes affects the allowance for loan losses.

     The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2000 and the year ended December 31, 1999.

                                                                                        Six months ended     Year ended
                                                                                          June 30, 2000   December 31, 1999
Balance at beginning of period - January 1,                                                $ 3,775,000       $2,808,000

Charge-offs:
         Loans secured by real estate                                                                -          277,000
         Commercial and industrial loans                                                        52,000        1,018,000
         Loans to individuals for household, family and other personal expenditures            256,000          337,000
         Loans to finance agriculture                                                                -                -
         All other loans                                                                             -                -

Recoveries:
         Loans secured by real estate                                                            1,000            1,000
         Commercial and industrial loans                                                        22,000            5,000
         Loans to individuals for household, family and other personal expenditures             29,000           87,000
         Loans to finance agriculture                                                                -                -
         All other loans                                                                             -                -

Net charge-offs:                                                                               256,000        1,539,000

Provision for possible loan losses                                                             810,000        2,506,000

Ending Balance                                                                             $ 4,329,000        3,775,000

     The allowance for loan losses was $4,329,000 at June 30, 2000 compared to $3,775,000 at December 31, 1999. Management believes that the current level of allowance (1.65% of total outstanding loans, net of unearned income, at June 30, 2000) was adequate at that time to absorb anticipated risks identified in the portfolio at that time. Subsequent to June 30, 2000, management received the draft report of its independent loan review consultant concerning the portion of the portfolio reviewed to date as part of its continuous loan review program. As a result, an additional provision of up to $500,000 to the Allowance for Loan Losses will be made during the third quarter of 2000. This anticipated provision reflects, in part, an increase in the percentage of AuburnBank's loan portfolio scheduled to be reviewed by the independent consultant in 2000 as well as anticipated improvements in the level of previously criticized loans.

     Consistent with its methodology for calculating the adequacy of the Allowance for Loan Losses, management believes this additional provision, in combination with budgeted provisions throughout the remainder of 2000 will be necessary to place the Allowance at a level sufficient to absorb identified potential loan losses in the portfolio. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in the related borrowers' financial condition, will not result in increased losses in the Bank's loan portfolio and/or in additional provision to the allowance for loan losses.

     During the first six months of 2000, the Bank made $810,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, including anticipated improvements in certain credits. The increase in the provision is due to results and estimates of deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a recent regulatory examination. The Company has recognized and has estimated what it believes to be appropriate allowance for possible loan losses with respect to all credits identified in the last six months. For the six months ended June 30, 2000, the Bank had charge-offs of $308,000 and recoveries of $52,000.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans and other real estate owned, and accruing loans 90 days or more past due were $9,850,000 at June 30, 2000 up 44.7% from the $6,853,000 of non-performing assets at December 31, 1999. This increase is primarily due to an increase in nonaccrual loans due to 3 large relationships totaling approximately $3.1 million. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $274,000 for the six months ended June 30, 2000.

     The table below provides information concerning past due, nonaccrual loans and certain asset quality ratios at June 30, 2000 and December 31, 1999.

                                                    Past Due              Past Due
                                                   30-89 Days          90 Days or More
                                                 Still Accruing        Still Accruing            Nonaccrual              Total
December 31, 1999
Restructured Loans
Loans secured by real estate                      $ 1,514,000              $ 132,000           $ 4,130,000            $ 5,776,000
Commercial and industrial loans                       153,000                                    1,663,000              1,816,000
Loans to individuals for household,                 1,155,000                137,000               282,000              1,574,000
     family and other personal expenditures                                                                                     -
Loans to finance agriculture                                                                                                    -
All other loans                                                                                                                 -
Total                                             $ 2,822,000              $ 269,000           $ 6,075,000            $ 9,166,000

June 30, 2000
Restructured Loans
Loans secured by real estate                        $ 893,000                                  $ 6,037,000            $ 6,930,000
Commercial and industrial loans                     1,043,000                104,000             3,045,000              4,192,000
Loans to individuals for household,                   423,000                 13,000               138,000                574,000
     family and other personal expenditures                                                                                     -
Loans to finance agriculture                                                                                                    -
All other loans                                        19,000                  3,000                                       22,000
Total                                             $ 2,378,000              $ 120,000           $ 9,220,000           $ 11,718,000


RATIOS

                                                                        December 31, 1999           June 30, 2000
Allowance as a percent of total loans outstanding                                   1.45%                   1.65%
Allowance as a percent of total past due and non performing loans                  41.18%                  36.94%

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At June 30, 2000, 85 loans totaling $5,782,000, or 2.20% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 92 loans totaling $10,798,000, or 4.41% of total loans outstanding, net of unearned income, at December 31, 1999. The decrease in the amount of potential problem loans is due to improvements in one large loan totaling approximately $3 million. At June 30, 2000 the amount of impaired loans were $8,254,000, which included 31 loans to 8 borrowers with a total valuation allowance of approximately $1,438,000. In comparison, at December

31, 1999, the Company had approximately $5,177,000 of impaired loans, which included 7 loans to 2 borrowers with a total valuation allowance of approximately $345,000. This increase in impaired loans is due to the same 3 relationships mentioned above.


     Deposits

     Total deposits increased $19,334,000 (6.6%) to $314,056,000 at June 30,
2000, as compared to $294,722,000 at December 31, 1999. Noninterest-bearing deposits increased $3,963,000 (10.2%) during the first six months of 2000, while total interest-bearing deposits increased $15,372,000 (6.0%) to $271,226,000 at June 30, 2000 from $255,854,000 at December 31, 1999. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first six months of 2000, the Bank also experienced significant increases in money market accounts of $10,533,000 (17.8%), and certificates of deposits less than $100,000 of $5,807,000 (8.0%). The significant increase in money market accounts is due to a $7 million increase in public funds. The Company considers the other shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. The average rate paid on interest-bearing deposits was 5.27% for the six months ended June 30, 2000 compared to 4.63% for the same period of 1999. See the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table.

     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $29,196,000 at June 30, 2000, compared to $28,442,000 at December 31, 1999. This represents an increase of $754,000 (2.7%) during the first six months of 2000. Net earnings for the first six months of 2000 were $1,803,000 compared to $1,924,000 for the same period of 1999. In addition, the Company experienced an increase in accumulated other comprehensive loss to $2,097,000 at June 30, 2000 from $1,834,000 at December 31, 1999 due to increased decline in market value of investment securities available for sale. During the first six months of 2000, cash dividends of $785,000, or $0.20 per share, were declared on Common Stock, compared to $471,000, or $0.12 per share for the first six months of 1999.

     Certain financial ratios for the company as of June 30, 2000 and December 31, 1999 are presented in the following table:

                                                                        December 31, 1999           June 30, 2000
Return on average assets - annualized                                               0.85%                   0.93%
Return on average equity - annualized                                               9.86%                  12.64%

     The Company's Tier 1 leverage ratio was 7.84%, Tier I risk-based capital ratio was 11.40% and Total risk-based capital ratio was 12.65% at June 30, 2000. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary source of liquidity during the first six months of 2000 was deposit growth. The Company used these funds primarily in federal funds sold and the purchase of investment securities. In addition, an advance of $3 million matured from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $43,581,000, leaving credit available, net of advances drawn down, of approximately $6,419,000 at June 30, 2000.

     Net cash provided by operating activities of $2,268,000 for the six months ended June 30, 2000, consisted primarily of net earnings. Net cash used in investing activities of $22,331,000 funded investment securities purchases and loan growth of $31,033,000 and $2,336,000, respectively, offset by proceeds from maturities, calls and paydowns of investment securities and proceeds from sale of investment securities available for sale of $8,867,000 and $2,979,000, respectively. The $12,905,000 in net cash provided by financing activities resulted primarily from increases of $15,012,000 in non-interest bearing deposits, NOW accounts and savings accounts, and increases in certificates of deposit of $4,323,000 offset by a decrease in borrowings from FHLB and a decrease in securities sold under agreements to repurchase of $3,059,000 and $2,574,000, respectively.

     Interest Rate Sensitivity Management

     At June 30, 2000, interest sensitive assets that repriced or matured within the next 12 months were $162,256,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $250,067,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $87,811,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 65%. This compares to a twelve month cumulative GAP position at December 31, 1999, of a negative $2,534,000 and a GAP ratio of 99%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at June 30, 2000 and various assumptions and estimates, the Company's asset/liability model predicts that the Company's net interest income would not be negatively effected by more than 5.0% over 12 months. Such estimates and predictions are forecasts which may or may not be realized.

Results of Operations

     Net Income

     Net income decreased $93,000 (9.6%) to $879,000 for the three month period ended June 30, 2000 compared to $972,000 for the same period of 1999. Basic earnings per share was $0.22 and $0.25 for the second quarter of 2000 and 1999, respectively. Net income decreased $121,000 (6.3%) to $1,803,000 for the six month period ended June 30, 2000, compared to $1,924,000 for the same period of 1999. During the six month period ended June 30, 2000 compared to the same period of 1999, the Company experienced increases in net interest income, provision for loan losses, noninterest income, and noninterest expense due to the continued growth of the Company.

     Net Interest Income

     Net interest income was $3,097,000 for the second quarter of 2000. The increase of $61,000 (2.0%) over $3,036,000 for the same period of 1999, resulted primarily from the increase in interest and fees on loans and interest and dividends from investment securities offset by increases in interest on deposits. Net interest income increased $395,000 (6.7%) to $6,265,000 for the six months ended June 30, 2000, compared to $5,870,000 for the six months ended June 30, 1999. Such increases resulted from overall growth in the Company's average interest-earning assets offset by a decrease in net taxable yield on the Company's interest-earning assets during the first six months of 2000 compared to the same period of 1999. Through the second quarter of 2000, the Company's GAP position remained more liability sensitive to changes in interest rates as compared to December 31, 1999. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/expense and Yields/rates" table.

     Interest Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $7,471,000 and $6,177,000 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $1,294,000 (21.0%) for the second quarter of 2000 compared to 1999. For the six months ended June 30, 2000 interest income was $14,754,000, an increase of $2,718,000 (22.6%) compared to $12,036,000 for the same period of 1999. This change for the first six months of 2000 resulted as the average volume of interest earning assets outstanding increased $58,045,000 (18.8%) over the same period of 1999 and the Company's yield on interest-earning assets increased 21 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $5,599,000 and $5,013,000 for the second quarter of 2000 and 1999, respectively. This reflects an increase of $586,000 (11.7%) during the three months ended June 30, 2000 over the same period of 1999. For the six month period ended June 30, 2000, interest and fees on loans increased $1,584,000 (16.5%) to $11,212,000 from $9,628,000 for the same period of 1999. The average volume of loans increased $32,597,000 (14.1%) as of June 30, 2000 compared to the same period of 1999, while the Company's yield on loans also increased by 13 basis points comparing these same periods.

     For the three month period ended June 30, 2000, interest income on investment securities increased $576,000 (53.2%) to $1,658,000 from $1,082,000 for the same period of 1999. Interest income on investment securities for the six month period ended June 30, 2000, increased $868,000 (38.8%) to $3,108,000 from $2,240,000 for the same period of 1999. The Company's average volume of investment securities increased by $18,040,000 (25.2%) for the first six months of 2000, compared to the same period of 1999, while the net yield on these average balances also increased by 61 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Expense

     Total interest expense increased $1,233,000 (39.3%) to $4,374,000 for the second quarter of 2000 compared to $3,141,000 for the same period of 1999. Total interest expense increased $2,323,000 (37.7%) to $8,489,000 from $6,166,000 for the six months ended June 30, 2000 and 1999, respectively. This change resulted as the Company's average interest-bearing liabilities increased 22.4% and the rates paid on these liabilities increased 56 basis points during the first six months of 2000 compared to the same period of 1999. See the "Consolidated Average Balances, Interest Income/expense and Yields/rates" table.

     Interest on deposits, the primary component of total interest expense, increased $1,106,000 (42.7%) to $3,699,000 for the second quarter of 2000 compared to $2,593,000 for the same period of 1999. Interest on deposits were $7,119,000 and $5,013,000 for the six months ended June 30, 2000 and 1999, respectively. The increase for the six month period ended June 30, 2000 is due to a 24.3% increase in the average volume and a 64 basis point increase in the rate paid on interest-bearing deposits.

     Interest expense on other borrowed funds, was $609,000 and $502,000 for the second quarters of 2000 and 1999, respectively. This represents an increase of $107,000 or 21.3%. For the six months ended June 30, 2000, interest expense on borrowed funds increased $282,000 (30.0%) to $1,222,000 from $940,000 for the same period of 1999. This increase for the six month period ended June 30, 2000 is due to a 26.1% increase in the average volume and a 14 basis point increase in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

     Provision for Loan Losses

     The provision for loan losses is based on management's assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $810,000 for the six months ended June 30, 2000 compared to $332,000 for the six months ended June 30, 1999. The increase in the provision is due to loan growth and as a result of a deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a recent regulatory examination. See "---Allowance For Loan Loss and Risk Elements."

     Noninterest Income

     Noninterest income increased $166,000 (22.8%) to $894,000 for the second quarter of 2000 from $728,000 for the same period of 1999. Noninterest income was $1,754,000 and $1,400,000 for the six months ended June 30, 2000 and 1999, respectively. This increase for the second quarter is mainly due to increases in service charges on deposit accounts and other noninterest income.

     Service charges on deposit accounts for the second quarter of 2000 increased $47,000 (16.4%) to $333,000 from $286,000 for the second quarter of 1999. Service charges on deposit accounts were $643,000 and $546,000 for the six months ended June 30, 2000 and 1999, respectively. These increases are primarily due to increases in nonsufficient funds and overdraft charges due to an increase in nonsufficient fund items.

     Other noninterest income increased $128,000 (29.5%) to $562,000 for the second quarter of 2000 from $434,000 for the same period of 1999. Other noninterest income was $1,089,000 and $848,000 for the six months ended June 30, 2000 and 1999, respectively. This increase primarily resulted from an increase in Mastercard/VISA discounts and fees due to the Auburn University's acceptance of Mastercard/VISA for tuition, an increase in checkcard income due to inception of the checkcard in January 1999, an increase in stock dividends from stock owned in other companies and the loss on premises and equipment in the prior year due primarily to computer equipment that was not Year 2000 compliant.

     Noninterest Expense

     Total noninterest expense was $2,153,000 and $2,046,000 for the second quarter of 2000 and 1999, respectively, representing an increase of $107,000 or 5.2%. For the six months ended June 30, 2000, total noninterest expense increased $557,000 (14.3%) to $4,461,000 from $3,904,000 for the same period of
1999. This increase was due to increases in salaries and benefits expense and other noninterest expense.

     Salaries and benefits expense was $933,000 and $905,000 for the three months ended June 30, 2000 and 1999, respectively. This represents an increase of $28,000 (3.1%) in the second quarter of 2000 compared to the second quarter of 1999. For the six months ended June 30, 2000, total salaries and benefits expense increased $192,000 (10.5%) to $2,025,000 from $1,833,000 for the same period of 1999. This increase is primarily due to the increase in overall employee levels from the same period of 1999 offset by the decrease to the officer/employee incentive plan.

     Net occupancy expense was $253,000 and $291,000 for the second quarters of 2000 and 1999, respectively, representing a decrease of $38,000 or 13.1%. For the six month period ended June 30, 2000, net occupancy expense was comparable to the same period of 1999. These two six month periods are comparable due to an increase in lease payments for computer equipment offset by a decrease in depreciation on furniture and equipment.

     For the second quarter of 2000, other noninterest expense increased $116,000 (13.6%) to $967,000 from $851,000 for the second quarter of 1999. Other noninterest expense was $1,882,000 and $1,518,000 for the six months ended June 30, 2000 and 1999, respectively . This increase is mainly due to the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, expenses due to the increased monitoring of nonaccrual loans, increase in computer software amortization due to additional purchases in 1999 and an increase in assessments due to an increase in FDIC Insurance Assessment rates and state bank assessment which did not occur in the first six months of 1999.

     Income taxes

     Income tax expense was $465,000 and $563,000 for the second quarters of 2000 and 1999, respectively. For the six months ended June 30, 2000, income tax expense decreased $165,000 (14.9%) to $946,000 from $1,111,000 for the six months ended June 30, 2000. These levels represent an effective tax rate on pre-tax earnings of 34.4% for the six months ended June 30, 2000 which is consistent with the Company's expected annual effective rate.

     Impact of Inflation and changing prices

     Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant effect on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services because such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of desired performance levels. However, relatively low levels of inflation in recent years have resulted in a rather insignificant effect on the Company's operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk has increased somewhat during the first six months of 2000, but still remains within policy limits. The change in interest sensitivity is due primarilary to three factors. At year end 1999, the Company had intentionally allowed overnight federal funds to build up to a higher-than-normal level of $15,710,000 as a safeguard against possible problems with date change associated with the century change (Y2K). During the first six months of 2000, these funds have been reinvested in investment securities with longer maturities and higher yields, primarilarly U. S. agency securities, mortgage backed securities and CMOs. The second contributing factor is the $9,682,000 increase in high yielding money market deposit accounts, which allow the customer to make withdrawals by check or other transaction measures daily. The final factor contributing to the increase in market sensitivity is the maturing of $20,000,000 in notional value of interest rate floors, which had protected a like amount of variable loans against a possible drop in interest rates below the floor rate. All of these factors had the effect of increasing the Company's balance sheet sensitivity to changes in interest rates. The Company measures its exposure to an immediate shift in interest rates of up or down 200 basis points. Given these conditions, the bank's modeling projects that net interest income would decrease by less than 5% (policy limit) under either scenario. For an immediate upward movement in interest rates of 200 basis points, the modeling projects the Company's net interest income could drop by 4.06% over one year. For an immediate drop in interest rates of 200 basis points, the modeling projects that the Company's net interest income could increase by 5.96%. As the Company does not consider this change in market sensitivity to be significant, the market rate table as shown in the Company's 1999 Annual Report filed on Form 10-K, has not been included in this filing.



PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday May 9, 2000, at 3:00 in the afternoon. This meeting was held for the purpose of considering the election of five directors to the Board of Directors to serve one year terms expiring at the Company's 2001 Annual Meeting of Shareholders and until their successors have been elected and qualified, and to ratify the appointment of KPMG LLP as the independent auditors for the Company.

     As to the election of five directors, Messers E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus and Anne M. May were all elected to the Board of Directors with 2,381,013 votes cast FOR and 100 votes cast WITHHOLD AUTHORITY for all nominees.

     As to the ratification of the appointment of KPMG LLP as the independent auditors for the Company, the ratification was approved. There were 2,370,729 votes cast FOR, 957 votes cast AGAINST and 9,427 votes cast ABSTAIN.



ITEM 5. OTHER EVENTS

     The proxy statement solicited by the Company's Board of Directors with respect to the Company's 2000 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 27, 2001.

                      AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)
                                  EXHIBIT INDEX

Exhibit                                                                          Sequentially
Number                              Description                                  Numbered Page
------                              -----------                                  --------------
 3.A              Certificate of Incorporation of Auburn National
                  Bancorporation, Inc.  *                                               ---

 3.B              Bylaws of Auburn National Bancorporation, Inc.  *                     ---

10.A              Auburn National Bancorporation, Inc. 1994
                  Long-term Incentive Plan.  *                                          ---

10.B              Lease and Equipment Purchase Agreement, Dated
                  September 15, 1987.  *                                                ---

27                Financial Data Schedule                                                18



*    Incorporated by reference from Registrant's Registration Statement on Form
     SB-2.

(b)  Reports filed on Form 8-K for the quarter ended June 30, 2000:

     none

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                          Six Months Ended June 30,
                                                     -----------------------------------------------------------------
                                                                    2000                            1999
                                                     -----------------------------------------------------------------
                                                         Average              Yield/     Average              Yield/
                     ASSETS                              Balance   Interest    Rate      Balance   Interest    Rate
    --------------------------------------------         -------   --------    ----      -------   --------    ----
                                                                            (Dollars in thousands)
Interest-earning assets:
    Loans, net of unearned income (1)                $    263,880    11,212      8.52%    231,283     9,628      8.39%
    Investment securities:
        Taxable                                            88,392     3,080      6.99%     69,883     2,199      6.35%
        Tax-exempt (2)                                      1,158        42      7.35%      1,627        62      7.68%
                                                      ----------------------            --------------------
                Total investment securities                89,550     3,122      6.99%     71,510     2,261      6.38%
    Federal funds sold                                     11,614       343      5.92%      4,777       114      4.81%
    Interest-earning deposits with other banks              2,606        90      6.93%      2,035        54      5.35%
                                                      ----------------------            --------------------
                Total interest-earning assets             367,650    14,767      8.06%    309,605    12,057      7.85%
Allowance for loan losses                                  (3,976)                         (2,808)
Cash and due from banks                                    10,809                           9,282
Premises and equipment                                      3,304                           3,514
Rental property, net                                        1,628                           1,759
Other assets                                                9,691                           5,908
                                                      ------------                      ----------
                Total assets                         $    389,106                         327,260
                                                      ============                      ==========
         LIABILITIES & STOCKHOLDERS' EQUITY
    --------------------------------------------
Interest-bearing liabilities:
    Deposits:
        Demand                                       $     34,781       552      3.18%     25,059       286      2.30%
        Savings and money market                           80,088     1,954      4.89%     67,517     1,381      4.12%
        Certificates of deposits less than $100,000        76,026     2,389      6.30%     70,317     2,026      5.81%
        Certificates of deposits and other time
         deposits of $100,000 or more                      80,180     2,224      5.56%     55,245     1,320      4.82%
                                                      ----------------------            --------------------
            Total interest-bearing deposits               271,075     7,119      5.27%    218,138     5,013      4.63%
    Federal funds purchased and securities sold under
      agreements to repurchase                              5,239       147      5.63%      8,769       213      4.90%
    Other borrowed funds                                   44,185     1,222      5.55%     35,029       940      5.41%
                                                      ----------------------            --------------------
            Total interest-bearing liabilities            320,499     8,488      5.31%    261,936     6,166      4.75%
Noninterest-bearing deposits                               37,184                          33,553
Accrued expenses and other liabilities                      2,907                           2,081
Stockholders' equity                                       28,516                          29,690
                                                      ------------                      ----------
            Total liabilities and stockholders'
               equity                                $    389,106                         327,260
                                                      ============                      ==========
Net interest income                                                  $6,279                           5,891
                                                                   =========                       =========
Net yield on total interest-earning assets                                       3.43%                           3.84%
                                                                              =========                       =========

----------------------
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                                   SIGNATURES


     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AUBURN NATIONAL BANCORPORATION, INC.
                                                         (Registrant)



Date:         August 14, 2000              By:  /s/ E. L. Spencer,
     ----------------------------------         --------------------------------
                                                E. L. Spencer, Jr.
                                                President, Chief Executive
                                                Officer and Director




Date:         August 14, 2000              By:  /s/ Linda D. Fucci
     ---------------------------------          --------------------------------
                                                Linda D. Fucci
                                                Chief Financial Officer and
                                                Principal Accounting Officer