Form 10-Q
period 2000-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2000-11-14
CIK 750574

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000
                               ------------------

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

Commission file number      0-26486
                       -------------------

                     Auburn National Bancorporation, Inc.

            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                           63-0885779
(State or Other Jurisdiction of                            (I.R.S.Employer
Incorporation or Organization)                             Identification No.)


          165 East Magnolia Avenue, Suite 203, Auburn, Alabama  36830
------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 2000: 3,924,573 shares of common stock, $.01
                                      ---------------------------------------
par value per share
-------------------

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                     PAGE
-------------------------------------------------------------------------------------------------------
Item 1 Financial Information

          Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999                                                 3

          Consolidated Statements of Earnings for
          the Three and Nine Months Ended
          September 30, 2000 and 1999                                                              4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Nine Months Ended September 30, 2000 and
          the Years Ended December 31, 1999 and 1998                                               5

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2000
          and 1999                                                                                 6

          Notes to Consolidated Financial Statements                                               7

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations    8

Item 3    Quantitative and Qualitative Disclosures About Market Risk                               14

PART II.  OTHER INFORMATION
---------------------------------------------

Item 5  Other Events                                                                               15

Item 6  Exhibits                                                                                   16

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                            Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999
                                    (Unaudited)


                                        ASSETS                                         9/30/00                12/31/99
                       ========================================                   ================        ================
Cash and due from banks                                                             $  11,892,919           $  11,662,397
Federal funds sold                                                                      4,850,000              15,710,000
                                                                                  ----------------        ----------------
                Cash and cash equivalents                                              16,742,919              27,372,397

Interest-earning deposits with other banks                                                207,059               1,269,771
Investment securities held to maturity (fair value of $27,666,740 and
    $9,689,067 at September 30, 2000 and December 31, 1999,
     respectively):                                                                    28,046,434              10,068,454
Investment securities available for sale                                               84,904,410              67,799,218

Loans:
    Loans, less unearned income of $4,918 at September 30, 2000
        and $7,105 at December 31, 1999, respectively                                 257,704,829             260,606,260
    Less allowance for loan losses                                                     (3,066,942)             (3,774,523)
                                                                                  ----------------        ----------------
                Loans, net                                                            254,637,887             256,831,737

Premises and equipment, net                                                             3,126,456               3,348,217
Rental property, net                                                                    1,616,699               1,667,604
Other assets                                                                           10,774,191               9,160,924
                                                                                  ----------------        ----------------
                Total assets                                                        $ 400,056,055           $ 377,518,322
                                                                                  ================        ================

                          LIABILITIES & STOCKHOLDERS' EQUITY
                       ========================================

Deposits:
  Noninterest-bearing                                                               $  43,948,378           $  38,867,703
  Interest-bearing                                                                    274,786,802             255,854,051
                                                                                  ----------------        ----------------
                Total deposits                                                        318,735,180             294,721,754

Securities sold under agreements to repurchase                                          4,492,484               5,866,385
Other borrowed funds                                                                   43,755,317              46,861,045
Accrued expenses and other liabilities                                                  2,830,404               1,627,541
                                                                                  ----------------        ----------------
                Total liabilities                                                     369,813,385             349,076,725

Stockholders' equity:
  Preferred stock of $.01 par value; authorized 200,000 shares;
      issued shares-none                                                                      ---                     ---
  Common stock of $.01 par value; authorized 8,500,000 shares;
      issued 3,957,135 shares                                                              39,571                  39,571
  Additional paid-in capital                                                            3,707,472               3,707,472
  Retained earnings                                                                    28,066,672              26,743,281
  Accumulated other comprehensive income (loss)                                        (1,356,446)             (1,834,128)
  Less:
  Treasury stock, 32,562 shares at September 30, 2000 and
           December 31, 1999, at cost                                                    (214,599)               (214,599)
                                                                                  ----------------        ----------------
                Total stockholders' equity                                             30,242,670              28,441,597
                                                                                  ----------------        ----------------

                Total liabilities and stockholders' equity                          $ 400,056,055           $ 377,518,322
                                                                                  ================        ================


See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                               Consolidated Statements of Earnings
     For The Three Months and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                   --------------------------------  -------------------------------
                                                                         2000            1999             2000            1999
                                                                    --------------  --------------   --------------  --------------
Interest income:
    Interest and fees on loans                                        $ 5,705,495     $ 5,388,481      $16,917,822     $15,016,575
    Interest and dividends on investment securities:
        Taxable                                                         1,794,903       1,080,000        4,874,960       3,279,436
        Tax-exempt                                                         14,068          18,599           42,236          59,261
                                                                    --------------  --------------   --------------  --------------
            Total interest and dividends on investment securities       1,808,971       1,098,599        4,917,196       3,338,697
    Interest on federal funds sold                                        119,777          50,043          463,033         164,484
    Interest on interest-bearing deposits with other banks                 36,859          24,035          126,947          77,544
                                                                    --------------  --------------   --------------  --------------
            Total interest income                                       7,671,102       6,561,158       22,424,998      18,597,300

Interest expense:
    Interest on deposits                                                3,829,358       2,770,276       10,948,516       7,783,103
    Interest on federal funds purchased and securities sold
        under agreements to repurchase                                     57,492          56,315          204,668         268,842
    Interest on other borrowings                                          615,046         560,191        1,837,387       1,500,596
                                                                    --------------  --------------   --------------  --------------
            Total interest expense                                      4,501,896       3,386,782       12,990,571       9,552,541
                                                                    --------------  --------------   --------------  --------------

            Net interest income                                         3,169,206       3,174,376        9,434,427       9,044,759
Provision for loan losses                                                 753,000       1,142,310        1,563,000       1,474,327
                                                                    --------------  --------------   --------------  --------------
            Net interest income after provision for loan losses         2,416,206       2,032,066        7,871,427       7,570,432

Noninterest income:
    Service charges on deposit accounts                                   358,644         300,172        1,002,026         846,059
    Investment securities gains/(losses), net                              25,032          (6,022)          45,941             151
    Other                                                                 656,841         415,980        1,746,161       1,264,186
                                                                    --------------  --------------   --------------  --------------
            Total noninterest income                                    1,040,517         710,130        2,794,128       2,110,396

Noninterest expense:
    Salaries and benefits                                                 929,080         955,638        2,954,075       2,788,805
    Net occupancy expense                                                 279,909         292,257          833,839         844,950
    Other                                                               1,147,562         795,781        3,029,146       2,313,998
                                                                    --------------  --------------   --------------  --------------
            Total noninterest expense                                   2,356,551       2,043,676        6,817,060       5,947,753

Earnings before income tax expense                                      1,100,172         698,520        3,848,495       3,733,075
Income tax expense                                                        402,009         214,923        1,347,732       1,325,828
                                                                    --------------  --------------   --------------  --------------

            Net earnings                                              $   698,163     $   483,597      $ 2,500,763     $ 2,407,247
                                                                    ==============  ==============   ==============  ==============

Basic and diluted earnings per share                                  $      0.18     $      0.12      $      0.64     $      0.61
                                                                    ==============  ==============   ==============  ==============

Weighted average shares outstanding                                     3,924,573       3,924,573        3,924,573       3,924,573
                                                                    ==============  ==============   ==============  ==============

Dividends per share                                                   $      0.10     $      0.10      $      0.30     $      0.22
                                                                    ==============  ==============   ==============  ==============


          See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                                                    Accumulated
                                                                        Additional                      Other       Employee Stock
                                                                         Paid-In       Retained     Comprehensive      Ownership
                                                        Common Stock     Capital       Earnings     Income/(Loss)      Plan debt
                                                       --------------  -----------    ----------   --------------- ----------------

Balance at December 31, 1997                            $    39,571     3,707,472     22,396,461        175,436        (56,934)

  Net earnings                                                  ---           ---      3,439,417            ---            ---
  Cash dividends paid ($0.19 per share)                         ---           ---       (758,752)           ---            ---
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                              ---           ---            ---        158,490            ---
  Payment of Employee Stock Ownership Plan Debt                 ---           ---            ---            ---         56,934
                                                         -----------   -----------   ------------   ------------     ----------
Balance at December 31, 1998                            $    39,571     3,707,472     25,077,126        333,926              0

  Net earnings                                                  ---           ---      2,922,018            ---            ---
  Cash dividends paid ($0.32 per share)                         ---           ---     (1,255,863)           ---            ---
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                              ---           ---            ---     (2,168,054)           ---
                                                         -----------   -----------   ------------   ------------     ----------
Balance at December 31, 1999                            $    39,571     3,707,472     26,743,281     (1,834,128)             0
                                                         ===========   ===========   ============   ============     ==========

  Net earnings                                                  ---           ---      2,500,763            ---            ---
  Cash dividends paid ($0.30 per share)                         ---           ---     (1,177,372)           ---            ---
  Other comprehensive gain due to unrealized
     gain (loss) on investment securities available
     for sale, net                                              ---           ---            ---        477,682            ---
                                                         -----------   -----------   ------------   ------------     ----------
Balance at September 30, 2000                           $    39,571     3,707,472     28,066,672     (1,356,446)             0
                                                         ===========   ===========   ============  ============     ==========


                                                           Treasury
                                                             Stock        Total
                                                         ------------  -----------
Balance at December 31, 1997                               (214,599)   26,047,407

  Net earnings                                                  ---     3,439,417
  Cash dividends paid ($0.19 per share)                         ---      (758,752)
  Other comprehensive income due to unrealized
     gain (loss) on investment securities available
     for sale, net                                              ---       158,490
  Payment of Employee Stock Ownership Plan Debt                 ---        56,934
                                                         -----------   -----------
Balance at December 31, 1998                               (214,599)   28,943,496

  Net earnings                                                  ---     2,922,018
  Cash dividends paid ($0.32 per share)                         ---    (1,255,863)
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                              ---    (2,168,054)
                                                         -----------   -----------
Balance at December 31, 1999                               (214,599)   28,441,597
                                                         ===========   ===========

  Net earnings                                                  ---     2,500,763
  Cash dividends paid ($0.30 per share)                         ---    (1,177,372)
  Other comprehensive gain due to unrealized
     gain (loss) on investment securities available
     for sale, net                                              ---       477,682
                                                         -----------   -----------
Balance at September 30, 2000                              (214,599)   30,242,670
                                                         ===========   ===========


See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For The Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                                    2000                    1999
                                                                              ===============         ===============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                     $2,500,763              $2,407,247
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                               449,617                 446,471
        Accretion of investment discounts & loan fees                              (465,905)                 (9,382)
        Provision for loan losses                                                 1,563,000               1,474,327
        Loss on sale of premises & equipment                                         11,466                  57,609
        Gain on sale of investment securities                                       (45,942)                   (151)
        Increase in interest receivable                                            (496,591)               (577,242)
        Increase in other assets                                                 (1,503,949)               (939,805)
        Increase in interest payable                                                409,917                 281,253
        Increase in other liabilities                                               792,946                 451,042
                                                                              ---------------         ---------------
            Net cash provided by operating activities                             3,215,322               3,591,369
                                                                              ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                               4,708,455               2,083,458
    Purchases of investment securities held to maturity                         (22,251,496)             (4,363,642)
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                             6,978,502              16,458,477
    Proceeds from sale of investment securities available for sale                2,979,308                     ---
    Purchases of investment securities available for sale                       (26,189,957)            (17,441,846)
    Net decrease/(increase) in loans                                                630,850             (40,834,787)
    Purchases of premises and equipment                                             (97,293)               (418,480)
    Proceeds from sale of premises and equipment                                        ---                   5,951
    Purchases of rental property                                                    (22,306)                 (5,070)
    Net decrease/(increase) in interest-earning deposits with
        other banks                                                               1,062,712              (2,043,699)
                                                                              ---------------         ---------------
            Net cash used in investing activities                               (32,201,225)            (46,559,638)
                                                                              ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in non-interest bearing deposits,
        NOW accounts and savings accounts                                        19,164,577              30,004,217
    Net increase in certificates of deposit                                       4,848,849              23,559,471
    Net decrease in securities sold under agreements
        to repurchase                                                            (1,373,901)             (9,665,369)
    Net (decrease)/increase in borrowings from FHLB                              (3,088,687)             12,911,313
    Net decrease in other long-term debt                                            (17,041)                (15,672)
    Dividends paid                                                               (1,177,372)               (863,406)
                                                                              ---------------         ---------------
            Net cash provided by financing activities                            18,356,425              55,930,554
                                                                              ---------------         ---------------

Net (decrease)/increase in cash and cash equivalents                            (10,629,478)             12,962,285
Cash and cash equivalents at beginning of period                                 27,372,397               9,480,225
                                                                              ---------------         ---------------
Cash and cash equivalents at end of period                                      $16,742,919             $22,442,510
                                                                              ===============         ===============


Supplemental information on cash payments:
        Interest paid                                                           $12,580,654              $9,271,288
                                                                              ===============         ===============

        Income taxes paid                                                          $770,411              $1,623,229
                                                                              ===============         ===============


            AUBURN NATIONAL BANCORPORATION, INC. AND SUBISIDIARIES
                Notes to the Consolidated Financial Statements
                              September 30, 2000

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

Note 2- Comprehensive Income

     In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended September 30, 2000 was $1,439,000 compared to $233,000 for the three months ended September 30, 1999. Total comprehensive income for the nine months ended September 30, 2000 was $2,978,000 compared to $1,009,000 for the nine months ended September 30, 1999.

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

Note 4 - Accounting Pronouncements

     In September 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement 137). Statement 133 is effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the impact of Statement 133 on its financial statements upon adoption on January 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2000 and 1999.

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

Summary

     Net income of $698,000 for the quarter ended September 30, 2000 represented an increase of $214,000 (44.2%) from the Company's net income of $484,000 for the same period of 1999. Basic earnings per share increased $0.06 (50.0%) to $0.18 during the third quarter of 2000 from $0.12 for the third quarter of 1999. Net income increased $94,000 (3.9%) to $2,501,000 for the nine month period ended September 30, 2000 compared to $2,407,000 for the same period of 1999. During the nine month period ended September 30, 2000 compared to the same period of 1999, the Company experienced increases in net interest income, provision for loan losses, noninterest income and noninterest expense due to the continued growth of the Company. The net yield on total interest-earning assets declined to 3.42% for the nine months ended September 30, 2000 from 3.84% for the nine months ended September 30, 1999. The decrease in the net yield on interest-earning assets is due to an overall increase in the yield on interest-earning assets offset by a higher increase in the cost of interest-bearing liabilities. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $400,056,000 at September 30, 2000 represents an increase of $22,538,000 (6.0%) over total assets of $377,518,000, at December 31, 1999.
This increase resulted primarily from increases in investment securities held to maturity and available for sale offset by a decrease in cash and cash equivalents.

Financial Condition

     Investment Securities and Federal Funds Sold

     Investment securities held to maturity were $28,046,000 and $10,068,000 at September 30, 2000 and December 31, 1999, respectively. This increase of $17,978,000 (178.6%) was primarily the result of purchases of $14,453,000 in U.S. agency securities, $2,485,000 in mortgage backed securities and $5,314,000 in CMOs, offset by $4,708,000 of scheduled paydowns, maturities and calls of principal amounts.

     Investment securities available for sale increased $17,105,000 (25.2%) to $84,904,000 at September 30, 2000 from $67,799,000 at December 31, 1999. This increase is a result of purchases of $9,504,000 in U.S. agency securities, $1,902,000 in mortgage backed securities, and $14,784,000 in CMOs. This increase is offset by $6,977,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $1,983,000 of U.S. agency securities and $997,000 of CMOs were sold in the first quarter of 2000.

     Federal funds sold decreased to $4,850,000 at September 30, 2000 from $15,710,000 at December 31, 1999. This decrease is primarily due to the reinvestment of federal funds sold to investment securities held to maturity and
investment securities available for sale.   In addition, this reflects normal
activity in the Bank's funds management efforts.

     Loans

     Total loans, net of unearned income, of $257,705,000 at September 30, 2000 reflected a decrease of $2,901,000 (1.1%) compared to the total loans of $260,606,000, net of unearned income, at December 31, 1999. The Bank primarily experienced growth in commercial real estate loans offset by a larger decrease in commercial, financial and agricultural and commercial real estate construction categories of loans during the first nine months of 2000. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 27.44%, 26.47% and 33.53% of the Bank's total loans, net of unearned income at September 30, 2000, respectively. The net yield on loans was 8.60% for the nine months ended September 30, 2000 compared to 8.38% for the nine months ended September 30, 1999. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Allowance for Loan Losses and Risk Elements

     The allowance for loan losses reflects management's assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management reviews the components of the loan portfolio in order to estimate the appropriate provision required to maintain the allowance at a level believed adequate in relation to anticipated future loan losses. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts, and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors, including developments anticipated by management with respect to various credits which management believes affects the allowance for loan losses.

     The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2000 and the year ended December 31, 1999.

                                                     Nine months
                                                        ended                 Year ended
                                                     September 30,           December 31,
                                                         2000                    1999
                                                 -------------------     --------------------
                                                               (In thousands)
Balance at beginning of period, January 1,       $               3,775   $              2,808
Charge-offs                                                      2,410                  1,632
Recoveries                                                         139                     93
                                                 ---------------------   --------------------
Net charge-offs                                                  2,271                  1,539

Provision for loan losses                                        1,563                  2,506
                                                 ---------------------   --------------------

Ending balance                                   $               3,067   $              3,775

     The allowance for loan losses was $3,067,000 at September 30, 2000 compared to $3,775,000 at December 31, 1999. Management believes that the current level of allowance (1.19% of total outstanding loans, net of unearned income, at September 30, 2000) was adequate at that time to absorb anticipated risks identified in the portfolio at that time. Subsequent to September 30, 2000, management received the final report of its independent loan review consultant concerning the portion of the portfolio reviewed between January 1 and June 30, 2000, as part of its continuous loan review program. As a result, an additional provision of $465,000 was made to the allowance for loan losses in November of 2000. This provision reflects, in part, an increase in the percentage of AuburnBank's loan portfolio reviewed by the independent consultant in 2000.

     In November 2000, the Bank's Board of Directors completed a review of the independent consultant's June 30, 2000 report and additional preliminary information concerning loans that may become criticized during the fourth quarter of 2000. As a result of their review and management's disagreement with a significant number of credits criticized in the June 30, 2000 report and with the preliminary assessments of additional potentially criticized loans, the Board has contracted with another independent loan review services provider to undertake and complete a review of the Bank's portfolio and adequacy of its allowance for loan losses prior to December 31, 2000.

     Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the third quarter, the November 2000 provision discussed above and any additional reserves identified by the December loan review report will place the allowance at a level sufficient to absorb identified potential loan losses in the portfolio as of December 31, 2000. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers' financial conditions, will not result in increased losses in the Bank's loan portfolio or in additional provision to the allowance for loan losses.

     During the first nine months of 2000, the Bank made $1,563,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, including anticipated improvements in certain credits. The increase in the provision is due to results and estimates of deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a second quarter regulatory examination. For the nine months ended September 30, 2000, the Bank had charge-offs of $2,410,000 and recoveries of $139,000.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $8,205,000 at September 30, 2000 up 19.7% from the $6,853,000 of non-performing
assets at December 31, 1999.   This increase is primarily due to an increase in
nonaccrual loans due to four relationships totaling approximately $907,000. Also, other nonperforming assets increased primarily due to four relationships totaling approximately $1.1 million. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $513,000 for the nine months ended September 30, 2000.

     The table below provides information concerning nonperforming assets and certain asset quality ratios at September 30, 2000 and December 31, 1999.

                                                         September 30,                  December 31,
                                                             2000                          1999
                                                    -----------------------      ----------------------
                                                                        (In thousands)
     Nonaccrual loans                               $                 6,615                       6,075
     Renegotiated loans                                                  --                          --
     Other nonperforming assets (primarily
         other real estate)                                           1,575                         509
     Accruing loans 90 days or more past due                             15                         269
                                                                      -----                       -----

                                                                                                  6,853
             Total nonperforming assets             $                 8,205                       =====
                                                                      =====

     Allowance as a percent of total loans
      outstanding                                                      1.19%                       1.45%
     Allowance as a percent of nonaccrual,
      renegotiated and other nonperforming assets                     37.45%                      57.34%

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At September 30, 2000, 75 loans totaling $7,084,000, or 2.75% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 92 loans totaling $10,798,000, or 4.41% of total loans outstanding, net of unearned income, at December 31, 1999. The decrease in the amount of potential problem loans is due to improvements in one large loan totaling approximately $3 million. At September 30, 2000 the amount of impaired loans were $7,050,000, which included 42 loans to 12 borrowers with a total valuation allowance of approximately $523,000. In comparison, at December 31, 1999, the Company had approximately $5,177,000 of impaired loans, which included 7 loans to 2 borrowers with a total valuation allowance of approximately $345,000. This increase in impaired loans primarily is due to the same 3 relationships mentioned above.

     Deposits

     Total deposits increased $24,013,000 (8.2%) to $318,735,000 at September 30, 2000, as compared to $294,722,000 at December 31, 1999. Noninterest-bearing deposits increased $5,080,000 (13.1%) during the first nine months of 2000, while total interest-bearing deposits increased $18,933,000 (7.4%) to $274,787,000 at September 30, 2000 from $255,854,000 at December 31, 1999. The growth in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first nine months of 2000, the Bank also experienced significant increases in money market accounts of $12,040,000 (20.3%), and certificates of deposits less than $100,000 of $7,181,000 (9.9%). The Company considers the other shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. The average rate paid on interest-bearing deposits was 5.37% for the nine months ended September 30, 2000 compared to 4.65% for the same period of 1999. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $30,243,000 at September 30, 2000, compared to $28,442,000 at December 31, 1999. This represents an increase of $1,801,000 (6.3%) during the first nine months of 2000. Net earnings for the first nine months of 2000 were $2,501,000 compared to $2,407,000 for the same period of 1999. In addition, the Company experienced a decrease in accumulated other comprehensive loss to $1,356,000 at September 30, 2000 from $1,834,000 at December 31, 1999 due to an increase in market value of investment securities available for sale. During the first nine months of 2000, cash dividends of $1,177,000, or $0.30 per share, were declared on Common Stock, compared to $863,000, or $0.22 per share for the first nine months of 1999.

     Certain financial ratios for the Company as of September 30, 2000 and December 31, 1999 are presented in the following table:

                                              September 30, 2000        December 31, 1999
Return on average assets - annualized                       0.86%                    0.85%
Return on average equity - annualized                      11.55%                    9.86%

     The Company's Tier 1 leverage ratio was 7.90%, Tier I risk-based capital ratio was 11.80% and Total risk-based capital ratio was 12.95% at September 30, 2000. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary source of liquidity during the first nine months of 2000 was deposit growth. The Company used these funds primarily in the purchase of investment securities. In addition, an advance of $3 million matured from the Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"). Under the advance program with FHLB-Atlanta, the Bank had outstanding advances totaling approximately $43,551,000, leaving credit available, net of advances drawn down, of approximately $6,449,000 at September 30, 2000.

     Net cash provided by operating activities of $3,215,000 for the nine months ended September 30, 2000, consisted primarily of net earnings. Net cash used in investing activities of $32,201,000 funded investment securities purchases of $48,441,000 offset by proceeds from maturities, calls and paydowns of investment securities and proceeds from sale of investment securities available for sale of $11,687,000 and $2,979,000, respectively. The $18,356,000 in net cash provided by financing activities resulted primarily from increases of $19,165,000 in non-interest bearing deposits, NOW accounts and savings accounts, and increases in certificates of deposit of $4,849,000 offset by a decrease in borrowings from FHLB of $3,089,000, a decrease in securities sold under agreements to repurchase of $1,374,000 and dividends paid of $1,177,000.

     Interest Rate Sensitivity Management

     At September 30, 2000, interest sensitive assets that repriced or matured within the next 12 months were $165,250,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $255,180,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $89,938,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 64.76%. This compares to a twelve month cumulative GAP position at December 31, 1999, of a negative $2,534,000 and a GAP ratio of 99%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at September 30, 2000 and various assumptions and estimates, the Company's asset/liability model predicts that the Company's net interest income would not be negatively effected by more than 5.0% over 12 months. Such estimates and predictions are forecasts which may or may not be realized. See "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".


Results of Operations

     Net Income

     Net income increased $214,000 (44.2%) to $698,000 for the three month period ended September 30, 2000 compared to $484,000 for the same period of 1999. Basic earnings per share was $0.18 and $0.12 for the third quarter of 2000 and 1999, respectively. Net income increased $94,000 (3.9%) to $2,501,000 for the nine month period ended September 30, 2000, compared to $2,407,000 for the same period of 1999. During the nine month period ended September 30, 2000 compared to the same period of 1999, the Company experienced increases in net interest income, provision for loan losses, noninterest income, and noninterest expense due to the continued growth of the Company.

     Net Interest Income

     Net interest income was $3,169,000 for the third quarter of 2000. The decrease of $5,000 (0.2%) from $3,174,000 for the same period of 1999, resulted primarily from the increase in interest on deposits offset by the increase in interest and fees on loans and interest and dividends from investment securities. Net interest income increased $389,000 (4.3%) to $9,434,000 for the nine months ended September 30, 2000, compared to $9,045,000 for the nine months ended September 30, 1999. Such increases resulted from overall growth in the Company's average interest-earning assets offset by a decrease in net taxable yield on the Company's interest-earning assets during the first nine months of 2000 compared to the same period of 1999. Through the third quarter of 2000, the Company's GAP position remained more liability sensitive to changes in interest rates as compared to December 31, 1999. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $7,671,000 and $6,561,000 for the three months ended September 30, 2000 and 1999, respectively. This represents an increase of $1,110,000 (16.9%) for the third quarter of 2000 compared to 1999. For the nine months ended September 30, 2000 interest income was $22,425,000, an increase of $3,828,000 (20.6%) compared to $18,597,000 for the same period of 1999. This change for the first nine months of 2000 resulted as the average volume of interest earning assets outstanding increased $51,786,000 (16.4%) over the same period of 1999 and the Company's yield on interest-earning assets increased 25 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $5,705,000 and $5,388,000 for the third quarter of 2000 and 1999, respectively. This reflects an increase of $317,000 (5.9%) during the three months ended September 30, 2000 over the same period of 1999. For the nine month period ended September 30, 2000, interest and fees on loans increased $1,901,000 (12.7%) to $16,918,000 from $15,017,000 for the same period of 1999.
The average volume of loans increased $22,586,000 (9.4%) as of September 30, 2000 compared to the same period of 1999, while the Company's yield on loans also increased by 22 basis points comparing these same periods.

     For the three month period ended September 30, 2000, interest income on investment securities increased $710,000 (64.6%) to $1,809,000 from $1,099,000 for the same period of 1999. Interest income on investment securities for the nine month period ended September 30, 2000, increased $1,578,000 (47.3%) to $4,917,000 from $3,339,000 for the same period of 1999. The Company's average volume of investment securities increased by $23,237,000 (33.0%) for the first nine months of 2000, compared to the same period of 1999, while the net yield on these average balances also increased by 63 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Expense

     Total interest expense increased $1,115,000 (32.9%) to $4,502,000 for the third quarter of 2000 compared to $3,387,000 for the same period of 1999. Total interest expense increased $3,438,000 (36.0%) to $12,991,000 from $9,553,000 for the nine months ended September 30, 2000 and 1999, respectively. This change resulted as the Company's average interest-bearing liabilities increased 19.6% and the rates paid on these liabilities increased 63 basis points during the first nine months of 2000 compared to the same period of 1999. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, increased $1,059,000 (38.2%) to $3,829,000 for the third quarter of 2000 compared to $2,770,000 for the same period of 1999. Interest on deposits were $10,949,000 and $7,783,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase for the nine month period ended September 30, 2000 is due to a 21.5% increase in the average volume and a 72 basis point increase in the rate paid on interest-bearing deposits.

     Interest expense on other borrowed funds, was $615,000 and $560,000 for the third quarters of 2000 and 1999, respectively. This represents an increase of $55,000 or 9.8%. For the nine months ended September 30, 2000, interest expense on borrowed funds increased $336,000 (22.4%) to $1,837,000 from $1,501,000 for the same period of 1999. This increase for the nine month period ended September 30, 2000 is due to a 19.2% increase in the average volume and a 13 basis point increase in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

     Provision for Loan Losses

     The provision for loan losses is based on management's assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $1,563,000 for the nine months ended September 30, 2000 compared to $1,474,000 for the nine months ended September 30, 1999. The increase in the provision is due to loan growth and as a result of a deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a recent regulatory examination. See "---Allowance for Loan Loss AND RISK ELEMENTS."

     Noninterest Income

     Noninterest income increased $331,000 (46.6%) to $1,041,000 for the third quarter of 2000 from $710,000 for the same period of 1999. Noninterest income was $2,794,000 and $2,110,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase for the third quarter is mainly due to increases in service charges on deposit accounts and other noninterest income.

     Service charges on deposit accounts for the third quarter of 2000 increased $59,000 (19.7%) to $359,000 from $300,000 for the third quarter of 1999. Service charges on deposit accounts were $1,002,000 and $846,000 for the nine months ended September 30, 2000 and 1999, respectively. These increases are primarily due to increases in nonsufficient funds and overdraft charges due to an increase in nonsufficient fund items.

     Other noninterest income increased $241,000 (57.9%) to $657,000 for the third quarter of 2000 from $416,000 for the same period of 1999. Other noninterest income was $1,746,000 and $1,264,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase primarily resulted from an increase in Mastercard/VISA discounts and fees due to Auburn University's acceptance of Mastercard/VISA for tuition, an increase in checkcard income due to inception of the checkcard in January 1999, an increase in stock dividends from stock owned in other companies and the loss on premises and equipment in the prior year due primarily to computer equipment that was not Year 2000 compliant.

     Noninterest Expense

     Total noninterest expense was $2,357,000 and $2,044,000 for the third quarter of 2000 and 1999, respectively, representing an increase of $313,000 or 15.3%. For the nine months ended September 30, 2000, total noninterest expense increased $869,000 (14.6%) to $6,817,000 from $5,948,000 for the same period of
1999. This increase was due to increases in salaries and benefits expense and other noninterest expense.

     Salaries and benefits expense was $929,000 and $956,000 for the three months ended September 30, 2000 and 1999, respectively. This represents a decrease of $27,000 (2.8%) in the third quarter of 2000 compared to the third quarter of 1999. For the nine months ended September 30, 2000, total salaries and benefits expense increased $165,000 (5.9%) to $2,954,000 from $2,789,000 for the same period of 1999. This increase is primarily due to the increase in overall employee levels from the same period of 1999 offset by the decrease to the officer/employee incentive plan.

     Net occupancy expense was $280,000 and $292,000 for the third quarters of 2000 and 1999, respectively, representing a decrease of $12,000 or 4.1%. For the nine month period ended September 30, 2000, net occupancy decreased $11,000 (1.3%) to $834,000 from $845,000 for the same period of 1999. This decrease is due to a decrease in depreciation on furniture and equipment offset by an increase in lease payments for computer equipment.

     For the third quarter of 2000, other noninterest expense increased $352,000 (44.2%) to $1,148,000 from $796,000 for the third quarter of 1999. Other noninterest expense was $3,029,000 and $2,314,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase is mainly due to the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, expenses due to the increased monitoring of nonaccrual loans, increase in computer software amortization due to additional purchases in 1999 and an increase in assessments due to an increase in FDIC Insurance Assessment rates and state bank assessment which did not occur in the first nine months of 1999.

     Income taxes

     Income tax expense was $402,000 and $215,000 for the third quarters of 2000 and 1999, respectively. For the nine months ended September 30, 2000, income tax expense increased $22,000 (0.2%) to $1,348,000 from $1,326,000 for the nine months ended September 30, 2000. These levels represent an effective tax rate on pre-tax earnings of 35.0% for the nine months ended September 30, 2000 which is consistent with the Company's expected annual effective rate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk has increased during the first nine months of 2000. The change in interest sensitivity is due primarily to three factors. At year end 1999, the Company had intentionally allowed overnight federal funds to build up to a higher-than-normal level of $15, 710,000 as a safeguard against possible problems with date change associated with the century change (Y2K). During the first nine months of 2000, these funds have been reinvested in investment securities with longer maturities and higher yields, primarily U. S. agency securities, mortgage backed securities and CMOs. The second contributing factor is the $9,682,000 increase in high yielding money market deposit accounts, which allow the customer to make withdrawals by check or other transaction measures daily. The final factor contributing to the increase in market sensitivity is the maturing of $20,000,000 in notional value of interest rate floors, which had protected a like amount of variable loans against a possible drop in interest rates below the floor rate. All of these factors had the effect of increasing the Company's balance sheet sensitivity to changes in interest rates. The Company measures its exposure to an immediate shift in interest rates of up or down 200 basis points. Given these conditions, the bank's modeling projects that net interest income could decrease by 5.63% (the Company's policy limit is 5%) given an immediate and sustained upward movement in interest rates of 200 basis points. For an immediate drop in interest rates of 200 basis points, the modeling projects that the Company's net interest income could increase by 5.08%. Given an immediate and sustained upward movement in interest rates of 100 basis points, which the management believes to be a more likely scenario, the Bank's modeling projects that net interest income could drop by 1.39%. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company's 1999 Annual Report filed on Form 10-K, has not been included in this filing.

PART II  OTHER INFORMATION

ITEM 5.  OTHER EVENTS

     The proxy statement solicited by the Company's Board of Directors with respect to the Company's 2000 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 27, 2001.

                     AUBURN NATIONAL BANCORPORATION, INC.


Item 6(a)

                                 EXHIBIT INDEX


Exhibit                                                          Sequentially
Number                     Description                           Numbered Page
------                     -----------                           -------------

 3.A       Certificate of Incorporation of Auburn National
           Bancorporation, Inc.  *                                    ---

 3.B       Bylaws of Auburn National Bancorporation, Inc.  *          ---

10.A       Auburn National Bancorporation, Inc. 1994
           Long-term Incentive Plan.  *                               ---

10.B       Lease and Equipment Purchase Agreement, Dated
           September 15, 1987.  *                                     ---

27         Financial Data Schedule                                    ---


______________
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.

(b) Reports filed on Form 8-K for the quarter ended September 30, 2000:

      none

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis


                                                                                           Nine Months Ended September 30, 2000
                                                                                      ----------------------------------------------
                                                                                                           2000
                                                                                      ----------------------------------------------
                                                                                       Average                              Yield/
                                            ASSETS                                     Balance           Interest            Rate
                       ================================================                =======           ========            ====
                                                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans, net of unearned income (1)                                                $ 262,130             16,918           8.60%
    Investment securities:
        Taxable                                                                         92,556              4,875           7.02%
        Tax-exempt (2)                                                                   1,160                 64           7.35%
                                                                                      ----------------------------
                Total investment securities                                             93,716              4,939           7.02%
    Federal funds sold                                                                  10,131                463           6.09%
    Interest-earning deposits with other banks                                           2,184                127           7.74%
                                                                                      ----------------------------
                Total interest-earning assets                                          368,161             22,447           8.12%
Allowance for loan losses                                                               (3,945)
Cash and due from banks                                                                 10,784
Premises and equipment                                                                   3,264
Rental property, net                                                                     1,628
Other assets                                                                            10,002
                                                                                      ---------
                Total assets                                                         $ 389,893
                                                                                      =========

                               LIABILITIES & STOCKHOLDERS' EQUITY
                       ================================================

Interest-bearing liabilites:
    Deposits:
        Demand                                                                       $  34,958                853           3.25%
        Savings and money market                                                        80,042              2,967           4.94%
        Certificates of deposits less than $100,000                                     77,294              3,756           6.47%
        Certificates of deposits and other time deposits of $100,000 or more            79,357              3,373           5.66%
                                                                                      ----------------------------
            Total interest-bearing deposits                                            271,651             10,949           5.37%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                       4,813                205           5.67%
    Other borrowed funds                                                                44,047              1,837           5.56%
                                                                                      ----------------------------
            Total interest-bearing liabilities                                         320,510             12,991           5.40%
Noninterest-bearing deposits                                                            37,541
Accrued expenses and other liabilities                                                   2,982
Stockholders' equity                                                                    28,860
                                                                                      ---------
            Total liabilities and stockholders' equity                               $ 389,893
                                                                                      =========
Net interest income                                                                                        $9,456
                                                                                                         =========
Net yield on total interest-earning assets                                                                                  3.42%
                                                                                                                         =========


                                                                                           Nine Months Ended September 30, 2000
                                                                                      ----------------------------------------------
                                                                                                           1999
                                                                                      ----------------------------------------------
                                                                                       Average                              Yield/
                                            ASSETS                                     Balance           Interest            Rate
                       ================================================                =======           ========            ====
                                                                                                 (Dollars in thousands)

Interest-earning assets:
    Loans, net of unearned income (1)                                                  239,544             15,017           8.38%
    Investment securities:
        Taxable                                                                         68,880              3,279           6.37%
        Tax-exempt (2)                                                                   1,600                90           7.50%
                                                                                      ----------------------------
                Total investment securities                                             70,479              3,369           6.39%
    Federal funds sold                                                                   4,509                164           4.88%
    Interest-earning deposits with other banks                                           1,842                 78           5.63%
                                                                                      ----------------------------
                Total interest-earning assets                                          316,375             18,628           7.87%
Allowance for loan losses                                                               (2,834)
Cash and due from banks                                                                  9,524
Premises and equipment                                                                   3,506
Rental property, net                                                                     1,742
Other assets                                                                             6,319
                                                                                      ---------
                Total assets                                                           334,631
                                                                                      =========

                               LIABILITIES & STOCKHOLDERS' EQUITY
                       ================================================

Interest-bearing liabilites:
    Deposits:
        Demand                                                                          25,731                452           2.35%
        Savings and money market                                                        69,735              2,180           4.18%
        Certificates of deposits less than $100,000                                     70,327              3,042           5.78%
        Certificates of deposits and other time deposits of $100,000 or more            57,788              2,109           4.88%
                                                                                      ----------------------------
            Total interest-bearing deposits                                            223,581              7,783           4.65%
    Federal funds purchased and securities sold under agreements to
        repurchase                                                                       7,364                269           4.88%
    Other borrowed funds                                                                36,968              1,501           5.43%
                                                                                      ----------------------------
            Total interest-bearing liabilities                                         267,913              9,553           4.77%
Noninterest-bearing deposits                                                            34,734
Accrued expenses and other liabilities                                                   2,225
Stockholders' equity                                                                    29,758
                                                                                      ---------
            Total liabilities and stockholders' equity                                 334,631
                                                                                      =========
Net interest income                                                                                         9,075
                                                                                                         =========
Net yield on total interest-earning assets                                                                                  3.84%
                                                                                                                         =========


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


                                        AUBURN NATIONAL BANCORPORATION, INC.
                                             (Registrant)


Date:  November 14, 2000                By:  /s/ E. L. Spencer, Jr.
     ---------------------                 ------------------------------
                                           E. L. Spencer, Jr.
                                           President, Chief Executive
                                           Officer and Director



Date:  November 14, 2000                By:  /s/ Linda D. Fucci
     ---------------------                 ------------------------------
                                           Linda D. Fucci
                                           Chief Financial Officer and
                                           Principal Accounting Officer