Form 10-Q/A
period 2000-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2000-12-07
CIK 750574

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-QA

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended          September 30, 2000
                               --------------------------------

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
Yes         No
   -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 2000: 3,924,573 shares of common stock, $.01
                                      ---------------------------------------
par value per share
-------------------

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                 INDEX

PART I.  FINANCIAL INFORMATION                                       Page
------------------------------------------------------------------------------

Item 1  Financial Information
          Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999                    3

          Consolidated Statements of Earnings for the Three and
          Nine Months Ended September 30, 2000 and 1999               4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Nine Months Ended September 30, 2000 and
          the Years Ended December 31, 1999 and 1998                  5

          Consolidated Statements of Cash Flows for the Nine
          Months  Ended September 30, 2000 and 1999                   6

          Notes to Consolidated Financial Statements                  7

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8

Item 3  Quantitative and Qualitative Disclosures About Market Risk   15

PART II.  OTHER INFORMATION
------------------------------------

Item 5  Other Events                                                 15

Item 6  Exhibits                                                     16

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                          Consolidated Balance Sheets
                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

        ASSETS                                                      9/30/00                        12/31/99
   ----------------                                            -----------------             ------------------
Cash and due from banks                                          $ 11,892,919                    $ 11,662,397
Federal funds sold                                                  4,850,000                      15,710,000
                                                                 ------------                    ------------
       Cash and cash equivalents                                   16,742,919                      27,372,397

Interest-earning deposits with other banks                            207,059                       1,269,771
Investment securities held to maturity (fair
  value of $27,666,740 and $9,689,067 at
  September 30, 2000 and December 31, 1999,
  respectively):                                                   28,046,434                      10,068,454
Investment securities available for sale                           84,904,410                      67,799,218

Loans:
  Loans, less unearned income of $4,918 at September 30, 2000
     and $7,105 at December 31, 1999, respectively                257,704,829                     260,606,260
  Less allowance for loan losses                                   (3,666,942)                     (3,774,523)
                                                                 ------------                    ------------
       Loans, net                                                 254,037,887                     256,831,737

Premises and equipment, net                                         3,126,456                       3,348,217
Rental property, net                                                1,616,699                       1,667,604
Other assets                                                       10,774,191                       9,160,924
                                                                 ------------                    ------------
       Total assets                                              $399,456,055                    $377,518,322
                                                                 ============                    ============

     LIABILITIES & STOCKHOLDERS' EQUITY
   --------------------------------------

Deposits:
 Noninterest-bearing                                             $ 43,948,378                    $ 38,867,703
 Interest-bearing                                                 274,786,802                     255,854,051
                                                                 ------------                    ------------
       Total deposits                                             318,735,180                     294,721,754

Securities sold under agreements to repurchase                      4,492,484                       5,866,385
Other borrowed funds                                               43,755,317                      46,861,045
Accrued expenses and other liabilities                              2,582,896                       1,627,541
                                                                 ------------                    ------------
       Total liabilities                                          369,565,877                     349,076,725

Stockholders' equity:
 Preferred stock of $.01 par value; authorized 200,000 shares;
    issued shares-none                                                    ---                             ---
 Common stock of $.01 par value; authorized 8,500,000 shares;
    issued 3,957,135 shares                                            39,571                          39,571
 Additional paid-in capital                                         3,707,472                       3,707,472
 Retained earnings                                                 27,714,180                      26,743,281
 Accumulated other comprehensive income (loss)                     (1,356,446)                     (1,834,128)

 Less:
 Treasury stock, 32,562 shares at September 30, 2000 and
      December 31, 1999, at cost                                     (214,599)                       (214,599)
                                                                 ------------                    ------------
      Total stockholders' equity                                   29,890,178                      28,441,597
                                                                 ------------                    ------------

      Total liabilities and stockholders' equity                 $399,456,055                    $377,518,322
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

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                             --------------------------     ----------------------------
                                                               2000            1999             2000            1999
                                                             ----------      ----------     -----------      -----------
Interest income:
    Interest and fees on loans                               $5,705,495      $5,388,481     $16,917,822      $15,016,575
    Interest and dividends on investment securities:
        Taxable                                               1,794,903       1,080,000       4,874,960        3,279,436
        Tax-exempt                                               14,068          18,599          42,236           59,261
                                                             ----------      ----------     -----------      -----------
            Total interest and dividends on investment
              securities                                      1,808,971       1,098,599       4,917,196        3,338,697
    Interest on federal funds sold                              119,777          50,043         463,033          164,484
    Interest on interest-bearing deposits with other banks       36,859          24,035         126,947           77,544
                                                             ----------      ----------     -----------      -----------
            Total interest income                             7,671,102       6,561,158      22,424,998       18,597,300

Interest expense:
    Interest on deposits                                      3,829,358       2,770,276      10,948,516        7,783,103
    Interest on federal funds purchased and securities sold
      under agreements to repurchase                             57,492          56,315         204,668          268,842
    Interest on other borrowings                                615,046         560,191       1,837,387        1,500,596
                                                             ----------      ----------     -----------      -----------
            Total interest expense                            4,501,896       3,386,782      12,990,571        9,552,541
                                                             ----------      ----------     -----------      -----------

            Net interest income                               3,169,206       3,174,376       9,434,427        9,044,759
Provision for loan losses                                     1,353,000       1,142,310       2,163,000        1,474,327
                                                             ----------      ----------     -----------      -----------
            Net interest income after provision for loan
              losses                                          1,816,206       2,032,066       7,271,427        7,570,432

Noninterest income:
    Service charges on deposit accounts                         358,644         300,172       1,002,026          846,059
    Investment securities gains/(losses), net                    25,032          (6,022)         45,941              151
    Other                                                       656,841         415,980       1,746,161        1,264,186
                                                             ----------      ----------     -----------      -----------
            Total noninterest income                          1,040,517         710,130       2,794,128        2,110,396

Noninterest expense:
    Salaries and benefits                                       929,080         955,638       2,954,075        2,788,805
    Net occupancy expense                                       279,909         292,257         833,839          844,950
    Other                                                     1,147,562         795,781       3,029,146        2,313,998
                                                             ----------      ----------     -----------      -----------
            Total noninterest expense                         2,356,551       2,043,676       6,817,060        5,947,753

Earnings before income tax expense                              500,172         698,520       3,248,495        3,733,075
Income tax expense                                              154,501         214,923       1,100,224        1,325,828
                                                             ----------      ----------     -----------      -----------

            Net earnings                                     $  345,671      $  483,597     $ 2,148,271      $ 2,407,247
                                                             ==========      ==========     ============     ===========

Basic and diluted earnings per share                         $     0.09      $     0.12     $      0.55      $      0.61
                                                             ==========      ==========     ============     ===========

Weighted average shares outstanding                           3,924,573       3,924,573       3,924,573        3,924,573
                                                             ==========      ==========     ============     ===========

Dividends per share                                          $     0.10      $     0.10      $     0.30      $      0.22
                                                             ==========      ==========     ============     ===========

         See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
                   THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                (Unaudited)

                                                                                                              Accumulated
                                                                                   Additional                     Other
                                                                                    Paid-In       Retained    Comprehensive
                                                                  Common Stock       Capital      Earnings     Income(Loss)
                                                                  ------------     ----------    ----------   -------------
Balance at December 31, 1997                                        $ 39,571        3,707,472    22,396,461      175,436

  Net earnings                                                           ---              ---     3,439,417          ---
  Cash dividends paid ($0.19 per share)                                  ---              ---      (758,752)         ---
  Other comprehensive income due to unrealized
   gain (loss) on investment securities available
   for sale, net                                                         ---              ---           ---      158,490
  Payment of Employee Stock Ownership Plan Debt                          ---              ---           ---          ---
                                                                    --------        ---------    ----------   ----------
Balance at December 31, 1998                                        $ 39,571        3,707,472    25,077,126      333,926

  Net earnings                                                           ---             ---        2,922,018        ---
  Cash dividends paid ($0.32 per share)                                  ---             ---       (1,255,863)       ---
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                       ---             ---           ---    (2,168,054)
                                                                    --------        ---------    ----------   ----------
Balance at December 31, 1999                                        $ 39,571        3,707,472    26,743,281   (1,834,128)

  Net earnings                                                           ---              ---     2,148,271          ---
  Cash dividends paid ($0.30 per share)                                  ---              ---    (1,177,372)         ---
  Other comprehensive gain due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                       ---              ---           ---      477,682
                                                                    --------        ---------    ----------   ----------
Balance at September 30, 2000                                       $ 39,571        3,707,472    27,714,180   (1,356,446)
                                                                    ========        =========    ==========   ==========



                                                                  Employee Stock
                                                                     Ownership         Treasury
                                                                     Plan Debt           Stock          Total
                                                                  --------------      ----------     ----------
Balance at December 31, 1997                                          (56,934)          (214,599)    26,047,407

  Net earnings                                                            ---                ---      3,439,417
  Cash dividends paid ($0.19 per share)                                   ---                ---       (758,752)
  Other comprehensive income due to unrealized
   gain (loss) on investment securities available
   for sale, net                                                          ---                ---        158,490
  Payment of Employee Stock Ownership Plan Debt                        56,934                ---         56,934
                                                                     --------           --------     ----------
Balance at December 31, 1998                                                0           (214,599)    28,943,496

  Net earnings                                                            ---                ---      2,922,018
  Cash dividends paid ($0.32 per share)                                   ---                ---     (1,255,863)
  Other comprehensive loss due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                        ---                ---     (2,168,054)
                                                                     --------           --------     ----------
Balance at December 31, 1999                                                0           (214,599)    28,441,597

  Net earnings                                                            ---                ---      2,148,271
  Cash dividends paid ($0.30 per share)                                   ---                ---     (1,177,372)
  Other comprehensive gain due to unrealized
     gain (loss) on investment securities available
     for sale, net                                                        ---                ---        477,682
                                                                     --------           --------     ----------
Balance at September 30, 2000                                               0           (214,599)    29,890,178
                                                                    =========           =========    ==========

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
                     Consolidated Statements of Cash Flows
            For The Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                       2000                        1999
                                                                                   ------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                       $  2,148,271                $  2,407,247
Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and Amortization                                                   449,617                     446,471
        Accretion of investment discounts & loan fees                                  (465,905)                     (9,382)
        Provision for loan losses                                                     2,163,000                   1,474,327
        Loss on disposal of premises & equipment                                         11,466                      57,609
        Gain on sale of investment securities                                           (45,941)                       (151)
        Increase in interest receivable                                                (496,591)                   (577,242)
        Increase in other assets                                                     (1,503,949)                   (939,805)
        Increase in interest payable                                                    409,917                     281,253
        Increase in other liabilities                                                   545,437                     451,042
                                                                                   ------------                ------------
            Net cash provided by operating activities                                 3,215,322                   3,591,369
                                                                                   ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities/calls/paydowns of investment
        securities held to maturity                                                   4,708,455                   2,083,458
    Purchases of investment securities held to maturity                             (22,251,496)                 (4,363,642)
    Proceeds from maturities/calls/paydowns of investment
        securities available for sale                                                 6,978,502                  16,458,477
    Proceeds from sale of investment securities available for sale                    2,979,308                          -
    Purchases of investment securities available for sale                           (26,189,957)                (17,441,846)
    Net decrease/(increase) in loans                                                    630,850                 (40,834,787)
    Purchases of premises and equipment                                                 (97,293)                   (418,480)
    Proceeds from sale of premises and equipment                                             -                        5,951
    Purchases of rental property                                                        (22,306)                     (5,070)
    Net decrease/(increase) in interest-earning deposits with
        other banks                                                                   1,062,712                  (2,043,699)
                                                                                   ------------                ------------
            Net cash used in investing activities                                   (32,201,225)                (46,559,638)
                                                                                   ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in non-interest bearing deposits,
        NOW accounts and savings accounts                                            19,164,577                  30,004,217
    Net increase in certificates of deposit                                           4,848,849                  23,559,471
    Net decrease in securities sold under agreements
        to repurchase                                                                (1,373,901)                 (9,665,369)
    Net (decrease)/increase in borrowings from FHLB                                  (3,088,687)                 12,911,313
    Net decrease in other long-term debt                                                (17,041)                    (15,672)
    Dividends paid                                                                   (1,177,372)                   (863,406)
                                                                                   ------------                ------------
            Net cash provided by financing activities                                18,356,425                  55,930,554
                                                                                   ------------                ------------

Net (decrease)/increase in cash and cash equivalents                                (10,629,478)                 12,962,285
Cash and cash equivalents at beginning of period                                     27,372,397                   9,480,225
                                                                                   ------------                ------------
Cash and cash equivalents at end of period                                         $ 16,742,919                $ 22,442,510
                                                                                   ============                ============
Supplemental information on cash payments:
        Interest paid                                                              $ 12,580,654                $  9,271,288
                                                                                   ============                ============

        Income taxes paid                                                          $    770,411                $  1,623,229
                                                                                   ============                ============

            AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                              September 30, 2000


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

Note 2 - Comprehensive Income

     In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended September 30, 2000 was $1,086,000 compared to $233,000 for the three months ended September 30, 1999. Total comprehensive income for the nine months ended September 30, 2000 was $2,626,000 compared to $1,009,000 for the nine months ended September 30, 1999.

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

Note 4 - Accounting Pronouncements

     In September 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement 137). Statement 133 is effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of the expected impact of Statement 133 on its financial statements upon adoption on January 1, 2001.

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

Summary

     Net income of $346,000 for the quarter ended September 30, 2000 represented a decrease of $138,000 (28.5%) from the Company's net income of $484,000 for the same period of 1999. Basic earnings per share decreased $0.03 (25.0%) to $0.09 during the third quarter of 2000 from $0.12 for the third quarter of 1999. Net income decreased $259,000 (10.8%) to $2,148,000 for the nine month period ended September 30, 2000 compared to $2,407,000 for the same period of 1999. During the nine month period ended September 30, 2000 compared to the same period of 1999, the Company experienced increases in net interest income, provision for loan losses, noninterest income and noninterest expense due to the continued growth of the Company. The net yield on total interest-earning assets declined to 3.42% for the nine months ended September 30, 2000 from 3.84% for the nine months ended September 30, 1999. The decrease in the net yield on interest-earning assets is due to an overall increase in the yield on interest-earning assets offset by a higher increase in the cost of interest-bearing liabilities. See the "Consolidated Average Balances, Interest Income/Expense and Yields/ Rates" table.

     Total assets of $399,456,000 at September 30, 2000 represents an increase of $21,938,000 (5.8%) over total assets of $377,518,000, at December 31, 1999.
This increase resulted primarily from increases in investment securities held to maturity and available for sale offset by a decrease in cash and cash equivalents.

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

     Allowance for Loan Losses and Risk Elements

     The allowance for loan losses reflects management's assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management reviews the components of the loan portfolio in order to estimate the appropriate provision required to maintain the allowance at a level believed adequate in relation to anticipated future loan losses. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts, and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors, including developments anticipated by management with respect to various credits that management believes will affect the allowance for loan losses.

     The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2000 and the year ended December 31, 1999.

                                                   Nine months ended              Year ended
                                                     September 30,                December 31,
                                                        2000                         1999
                                                ----------------------      ------------------------
                                                                    (In thousands)
Balance at beginning of period, January 1,             $3,775                        $2,808

Charge-offs                                             2,410                         1,632
Recoveries                                                139                            93
                                                       ------                        ------
Net charge-offs                                         2,271                         1,539

Provision for loan losses                               2,163                         2,506
                                                       ------                        ------
Ending balance                                         $3,667                        $3,775

     The allowance for loan losses was $3,667,000 (1.42% of total outstanding loans, net of unearned income) at September 30, 2000 compared to $3,775,000 (1.45% of total outstanding loans, net of unearned income) at December 31, 1999. The Company has been engaged in a detailed, ongoing loan review program with an outside loan reviewer. In November and early December 2000, management and the board of directors completed an extensive review of the loan reviewer's findings and the credits identified as having problems or potential problems. As a result, an additional provision of $600,000 was made to the allowance for loan losses as of September 30, 2000 and the financial statements as of and for the period then ended have been restated to reflect such additional provision. This provision reflects, in part, an increase in the percentage of the Company's loan portfolio reviewed by the independent consultant in 2000, as well as management's more detailed evaluations, estimates and judgements regarding various identified credits. In addition, the Board has contracted with another independent loan review services provider to undertake and complete a review of the Bank's portfolio and adequacy of its allowance for loan losses prior to December 31, 2000.

     Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the third quarter, including the additional $600,000 referred to above, are adequate to absorb anticipated risks identified in the portfolio. No assurance can be given, however, that adverse economic circumstances, generally, including a slowing economy, or other events, including additional loan review or examination findings or changes in borrowers' financial conditions, will not result in increased losses in the Bank's loan portfolio or in additional provision to the allowance for loan losses.

     During the first nine months of 2000, the Bank made $2,163,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio, including anticipated improvements in certain credits. The increase in the provision is based upon internal and external reviews of the loan portfolio, including a second quarter regulatory examination, and estimates of deterioration in the credit quality of certain loans. For the nine months ended September 30, 2000, the Bank had charge-offs of $2,410,000 and recoveries of $139,000.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $8,420,000 at September 30, 2000 up 22.9% from the $6,853,000 of non-performing assets at December 31, 1999. This increase is primarily due to additional nonaccrual loans identified in the third quarter relating to four relationships totaling approximately $907,000. Also, other nonperforming assets increased due to additional foreclosed property of approximately $1.1 million resulting from four relationships. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $513,000 for the nine months ended September 30, 2000.

     The table below provides information concerning nonperforming assets and certain asset quality ratios at September 30, 2000 and December 31, 1999.

                                                       September 30, 2000           December 31, 1999
                                                    -----------------------      ----------------------
                                                                        (In thousands)

Nonaccrual loans                                            $6,830                       6,075
Renegotiated loans                                              --                          --
Other nonperforming assets (primarily
    other real estate)                                       1,575                         509
Accruing loans 90 days or more past due                         15                         269
                                                            ------                       -----
     Total nonperforming assets                             $8,420                       6,853
                                                            ======                       =====

Allowance as a percent of total loans                         1.42%                       1.45%
 outstanding
Allowance as a percent of nonaccrual,
 renegotiated and other nonperforming assets                 43.63%                      57.34%


     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At September 30, 2000, 126 loans totaling $8,614,000, or 3.34% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 92 loans totaling $10,798,000, or 4.41% of total loans outstanding, net of unearned income, at December 31, 1999. The decrease in the amount of potential problem loans is due to improvements in one large loan totaling approximately $3 million. At September 30, 2000 the amount of impaired loans were $7,050,000, which included 42 loans to 12 borrowers with a total valuation allowance of approximately $523,000. In comparison, at December 31, 1999, the Company had approximately $5,177,000 of impaired loans, which included 7 loans to 2 borrowers with a total valuation allowance of approximately $345,000.

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

     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $29,890,000 at September 30, 2000, compared to $28,442,000 at December 31, 1999. This represents an increase of $1,448,000 (5.1%) during the first nine months of 2000. Net earnings for the first nine months of 2000 were $2,155,000 compared to $2,407,000 for the same period of 1999. In addition, the Company experienced a decrease in accumulated other comprehensive loss to $1,356,000 at September 30, 2000 from $1,834,000 at December 31, 1999 due to an increase in market value of investment securities available for sale. During the first nine months of 2000, cash dividends of $1,177,000, or $0.30 per share, were declared on Common Stock, compared to $863,000, or $0.22 per share for the first nine months of 1999.

     Certain financial ratios for the Company as of September 30, 2000 and December 31, 1999 are presented in the following table:

                                                  September 30, 2000     December 31, 1999
Return on average assets - annualized                   0.73%                 0.85%
Return on average equity - annualized                   9.92%                 9.86%

     The Company's Tier 1 leverage ratio was 7.81%, Tier I risk-based capital ratio was 11.67% and Total risk-based capital ratio was 12.81% at September 30, 2000. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

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


Results of Operations

     Net Income

     Net income decreased $138,000 (28.5%) to $346,000 for the three month period ended September 30, 2000 compared to $484,000 for the same period of 1999. Basic earnings per share was $0.09 and $0.12 for the third quarter of 2000 and 1999, respectively. Net income decreased $259,000 (10.8%) to $2,148,000 for the nine month period ended September 30, 2000, compared to $2,407,000 for the same period of 1999. During the nine month period ended September 30, 2000 compared to the same period of 1999, the Company experienced increases in net interest income, provision for loan losses, noninterest income, and noninterest expense due to the continued growth of the Company.

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

     Provision for Loan Losses

     The provision for loan losses is based on management's assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $2,163,000 for the nine months ended September 30, 2000 compared to $1,474,000 for the nine months ended September 30, 1999. The increase in the provision is due to results and estimates of deterioration in certain loans determined by recent analyses and loan reviews performed during a normal independent loan review and a second quarter regulatory examination. See "---Allowance for Loan Loss AND RISK ELEMENTS."

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

     For the third quarter of 2000, other noninterest expense increased $352,000 (44.2%) to $1,148,000 from $796,000 for the third quarter of 1999. Other noninterest expense was $3,029,000 and $2,314,000 for the nine months ended September 30, 2000 and 1999, respectively . This increase is mainly due to the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, expenses due to the increased monitoring of nonaccrual loans, increase in computer software amortization due to additional purchases in 1999 and an increase in assessments due to an increase in FDIC Insurance Assessment rates and state bank assessment which did not occur in the first nine months of 1999.

     Income taxes

     Income tax expense was $155,000 and $215,000 for the third quarters of 2000 and 1999, respectively. For the nine months ended September 30, 2000, income tax expense decreased $226,000 (17.0%) to $1,100,000 from $1,326,000 for the nine months ended September 30, 2000. These levels represent an effective tax rate on pre-tax earnings of 33.9% for the nine months ended September 30, 2000 which is consistent with the Company's expected annual effective rate.

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

                     AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)
                                 EXHIBIT INDEX

Exhibit                                                                Sequentially
Number                              Description                       Numbered Page
-------                             -----------                       --------------
 3.A               Certificate of Incorporation of Auburn National
                   Bancorporation, Inc.*                                         ---

 3.B               Bylaws of Auburn National Bancorporation, Inc.*               ---

10.A               Auburn National Bancorporation, Inc. 1994
                   Long-term Incentive Plan.*                                    ---

10.B               Lease and Equipment Purchase Agreement, Dated
                   September 15, 1987.*                                          ---

27                 Financial Data Schedule

-------------------------
* Incorporated by reference from Registrant's Registration Statement on
  Form SB-2.

(b)  Reports filed on Form 8-K for the quarter ended September 30, 2000:

     none

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                           Nine Months Ended September 30,
                                                              ----------------------------------------------------------
                                                                           2000                          1999
                                                              ----------------------------------------------------------
                                                                Average              Yield/   Average            Yield/
                  ASSETS                                        Balance   Interest    Rate    Balance  Interest  Rate
-----------------------------------------------                 -------   --------   ------   -------  --------  ------
                                                                                 (Dollars in thousands)
Interest-earning assets:
 Loans, net of unearned income (1)                              262,130     16,918    8.60%  239,544    15,017    8.38%
 Investment securities:
  Taxable                                                        92,556      4,875    7.02%   68,880     3,279    6.37%
  Tax-exempt (2)                                                  1,160         64    7.35%    1,600        90    7.50%
                                                               --------     ------           -------    ------
    Total investment securities                                  93,716      4,939    7.02%   70,479     3,369    6.39%
 Federal funds sold                                              10,131        463    6.09%    4,509       164    4.88%
 Interest-earning deposits with other banks                       2,184        127    7.74%    1,842        78    5.63%
                                                               --------     ------           -------    ------
    Total interest-earning assets                               368,161     22,447    8.12%  316,375    18,628    7.87%
Allowance for loan losses                                        (3,945)                      (2,834)
Cash and due from banks                                          10,784                        9,524
Premises and equipment                                            3,264                        3,506
Rental property, net                                              1,628                        1,742
Other assets                                                     10,002                        6,319
                                                               --------                      -------
    Total assets                                                389,893                      334,631
                                                               ========                      =======

      LIABILITIES & STOCKHOLDERS' EQUITY
      ----------------------------------
Interest-bearing liabilites:
 Deposits:
  Demand                                                       $ 34,958        853    3.25%   25,731       452    2.35%
  Savings and money market                                       80,042      2,967    4.94%   69,735     2,180    4.18%
  Certificates of deposits less than $100,000                    77,294      3,756    6.47%   70,327     3,042    5.78%
  Certificates of deposits and other time deposits
   of $100,000 or more                                           79,357      3,373    5.66%   57,788     2,109    4.88%
                                                               --------     ------           -------    ------
   Total interest-bearing deposits                              271,651     10,949    5.37%  223,581     7,783    4.65%
 Federal funds purchased and securities sold under
   agreements to repurchase                                       4,813        205    5.67%    7,364       269    4.88%
 Other borrowed funds                                            44,047      1,837    5.56%   36,968     1,501    5.43%
                                                               --------     ------           -------    ------
   Total interest-bearing liabilities                           320,510     12,991    5.40%  267,913     9,553    4.77%
Noninterest-bearing deposits                                     37,541                       34,734
Accrued expenses and other liabilities                            2,982                        2,225
Stockholders' equity                                             28,860                       29,758
                                                               --------                       ------
   Total liabilities and stockholders' equity                  $389,893                      334,631
                                                               ========                      =======
Net interest income                                                        $ 9,456                       9,075
                                                                           =======                      ======
Net yield on total interest-earning assets                                            3.42%                       3.84%
                                                                                      =====                       =====

-----------
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                                  SIGNATURES


     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AUBURN NATIONAL BANCORPORATION, INC.
                                                 (Registrant)



Date:      December 6, 2000              By:  /s/ E. L. Spencer, Jr.
     -----------------------------          --------------------------
                                            E. L. Spencer, Jr.
                                            President, Chief Executive
                                            Officer and Director



Date:      December 6, 2000              By:  /s/ C. Wayne Alderman
     -----------------------------          --------------------------
                                            C. Wayne Alderman
                                            Director of Financial Operations