Form 10-K405
period 2000-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2001-03-30
CIK 750574

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000    Commission File No.  0-26486

                      Auburn National Bancorporation, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                              63-0885779
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                      165 East Magnolia Avenue, Suite 203
                             Auburn, Alabama 36830
                                 (334) 821-9200
         (Address and telephone number of principal executive offices)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                           ---------------------
             None                                           None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common Stock, Par Value, $.01 Per Share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of registrant as of February 28, 2001 computed by reference to the price at which the stock was sold as of such date, was $28,909,519.

As of February 28, 2001, there were issued and outstanding 3,924,573 shares of the registrant's $.01 par value common stock.

                      Documents Incorporated by Reference
                      -----------------------------------
Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2001 are incorporated by reference into
Part III.

                                     PART I
                                     ------

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

   These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions nationally and locally; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating, regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and Internet; and the failure of assumptions underlying the establishment of reserves for loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.


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

Selected Economic Data

   The Bank's PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Lee County's population is approximately 102,000. Approximately 71% of the land in Lee County is devoted to agriculture, with 91% comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company's PSA include magnetic recording tapes, tires, textiles, small gasoline engines, and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, Uniroyal-Goodrich, West Point Stevens, and Briggs & Stratton.

Loans and Loan Concentrations

   The Bank makes loans for commercial, financial, and agricultural purposes, as well as for real estate mortgage, real estate construction, and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate construction, agricultural, and consumer lending than with real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower's financial strength and capacity to repay the debt, the underlying collateral, and the borrower's past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan.

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

Employees

   At December 31, 2000, the Company had 2 full-time equivalent employees, both of which are officers, and the Bank had 119 full-time equivalent employees, including 20 officers.

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

Bank Holding Company Regulation

   The Company, as a bank holding company, is subject to supervision and regulation by the Federal Reserve under the BHC Act. Bank holding companies are generally limited to the business of banking, managing, or controlling banks, and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine the Company's bank subsidiary. The State of Alabama does not regulate bank holding companies.

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

   In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLB Act"), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are "well-capitalized" and "well-managed" and whose subsidiary banks have satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the "CRA") and meet certain other conditions can elect to become "financial holding companies." As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

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

   Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiary in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

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

   The Federal Reserve has adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS"), effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under UFIRS, each financial institution is assigned a confidential composite "CAMELS" rating based on an evaluation and rating of six essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

   The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits banks to engage in "financial activities" through subsidiaries similar to that permitted financial holding companies.

Community Reinvestment Act

   The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"), and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities. The Bank had a CRA rating of satisfactory as of May 15, 2000.

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

   GLB and federal bank regulators make various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

Payment of Dividends

   The Company is a legal entity separate and distinct from the Bank. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt reserves in excess of such bank's allowance for loan losses. During 2000, the Bank paid cash dividends of $1,660,000 to the Company.

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

Capital

   The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles ("Tier 1 capital"). The remainder may consist of non-qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "Total Capital").

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

   All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

   As of December 31, 2000, the consolidated capital ratios of the Company and the Bank were as follows:

                                  Regulatory
                                    Minimum      Company        Bank
                                  ----------     --------       -----
Tier 1 risk-based capital ratio       4.0%         11.40%       10.75%
Total risk-based capital ratio        8.0%         12.65%       12.01%
Tier 1 leverage ratio             3.0-5.0%          7.85%        7.39%

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

FDIC Insurance Assessments

   The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"), and it has no deposit insured by the Savings Association Insurance Fund ("SAIF"). Beginning in 1996, the FDIC has applied a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, the annual premiums range from zero to $.27 for every $100 of deposits. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized The Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF, through the earlier of the merger of BIF and SAIF or December 31, 1999. The FICO assessments are set quarterly, and for BIF in 2000 ranged from 2.02 to 2.12 basis points. The FICO assessment rates for both BIF and SAIF for the first quarter of 2001 are 1.96 basis points of assessable deposits.

   Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2000, the Bank paid $0, respectively, in BIF deposit insurance premiums, and paid approximately $122,000, $28,000 and $27,000 in FICO assessments during 2000, 1999 and 1998, respectively.

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


ITEM 2.   DESCRIPTION OF PROPERTY

   The Bank conducts its business from its main office and six branches. The main office is located in the center of Auburn, Alabama, in a 16,150 square foot building that is owned by the Bank. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank's operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces. The main office branch offers the full line of the Bank's services and has 2 ATMs, one walk-up ATM and one drive-through ATM. The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

   The Bank's Kroger branch is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama. On September 15, 1987, the Bank entered into a 15-year lease agreement for approximately 300 square feet of space in the supermarket. This branch offers the full line of the Bank's services including an ATM, with the exception of loans and safe deposit boxes.

   The Opelika branch is located in Opelika, Alabama, in a 4,000 square foot building. This branch is owned by the Bank and was built in 1991. This branch offers the full line of the Bank's services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles, including two handicapped spaces.

   The Bank's Winn-Dixie branch opened April 3, 1997, at the Winn Dixie supermarket in the Tiger Crossing Shopping Center on the south side of Auburn, Alabama. The Bank has a five-year lease agreement for approximately 350 square feet of space in the supermarket. This branch offers the full line of the Bank's deposit and other services including an ATM, except loans and safe deposit boxes.

   The Bank's Phenix City branch was opened August 19, 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 20 miles south of Auburn, Alabama. The Bank has a five-year lease agreement for approximately 600 square feet of space in the Wal-Mart. This branch offers the full line of the Bank's deposit and other services including an ATM, except loans and safe deposit boxes.

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

   The Bank's Auburn Wal-Mart Supercenter branch was opened September 20, 2000 inside the Wal-Mart shopping center on the south side of Auburn, Alabama. The Bank has a five-year lease agreement for approximately 695 square feet of space in the Wal-Mart. This branch offers the full line of the Bank's deposit and other services including an ATM, except loans and safe deposit boxes.

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

   In 1994, the Bank acquired a piece of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank ("UST") containing petroleum products from the site. In March 1995, the Alabama Department of Environmental Management ("ADEM") requested that the Bank submit a Secondary Investigation Plan ("Secondary Investigation") as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy F. Weston, Inc. ("Weston"), an independent consultant hired by the Bank.
The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM's Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2001 as required by ADEM. Samples from the eight (8) existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2001 will be approximately $9,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.


ITEM 3.  LEGAL PROCEEDINGS

   In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material adverse effect upon the Company's or the Bank's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is listed on the Nasdaq SmallCap Market, under the symbol "AUBN". As of February 28, 2001, there were approximately 3,924,573 shares of the Company's Common Stock issued and outstanding, which were held by approximately 450 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company's Common Stock as reported on the Nasdaq SmallCap Market.

                                       Closing                      Cash
                                        Price                     Dividends
                                    Per Share (1)                 Declared
                              -------------------------      -----------------
                                High             Low
                              -------          --------
     2000
     First Quarter            $16.25           $10.78               $0.10
     Second Quarter            12.00            11.00                0.10
     Third Quarter             13.00             9.50                0.10
     Fourth Quarter            12.00             8.75                0.10

     1999
     First Quarter             18.00           $14.00               $0.06
     Second Quarter            18.50            15.94                0.06
     Third Quarter             17.50            12.38                0.10
     Fourth Quarter            15.75            12.75                0.10
     ---------------
     (1)  The price information represents actual transactions.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                            For the Year Ended December 31,
                                               2000            1999              1998            1997            1996
                                             --------        --------          --------        --------        --------
                                                        (Dollars in thousands, except per share data)
Earnings
--------
Net Interest Income                           $ 12,584       $   12,128       $   10,531      $    9,507     $    7,937
Provision for Loan Losses                        2,622            2,506              891             285             80
Net Earnings                                     3,014            2,922            3,439           3,080          2,753
Per Share: (1)
  Net Earnings                                    0.77             0.74             0.88            0.79           0.70
  Cash Dividend                                   0.40             0.32             0.19            0.16           0.14
  Book Value                                      8.10             7.25             7.37            6.64           5.90
Shares Issued                                3,957,135        3,957,135        3,957,135       3,957,135      3,957,135
Weighted Average Shares Outstanding          3,924,573        3,924,573        3,924,573       3,916,446      3,914,226

Financial Condition
-------------------
Total Assets                                $  404,689      $   377,518      $   307,874      $  264,029     $  258,055
Loans                                          262,529          260,606          218,687         185,493        161,718
Investment Securities                          111,730           77,867           71,680          54,810         61,930
Total Deposits                                 315,641          294,722          233,505         223,978        216,727
Long Term Debt                                  48,721           46,861           31,000          11,138         10,908
Shareholders' Equity                            31,805           28,442           28,943          26,047         23,083

Selected Ratios
--------------
Return on Average Total Assets                    0.77%            0.85%            1.22%           1.20%          1.18%
Return on Average Total Equity                   10.30%            9.86%           12.26%          12.61%         12.58%
Average Stockholders' Equity to
   Average Assets                                 7.47%            8.62%            9.91%           9.48%          9.36%
   Assets
Allowance For Loan Losses As a
 % of Loans                                       1.38%            1.45%            1.28%           1.15%          1.29%
Loans To Total Deposits                          83.17%           88.42%           93.65%          82.82%         74.62%

(1) Restated to reflect the three for one stock split in the form of a dividend on June 25, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. Such discussion and analysis should be read in conjunction with "Business" and "Financial Statements and Supplementary Data."

   The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the three years ended December 31, 2000, 1999 and 1998. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Summary

   Net earnings increased $92,000 (3.1%) to $3,014,000 during 2000 from $2,922,000 for the year ended December 31, 1999. Basic income per share was $0.77 and $0.74 for 2000 and 1999, respectively, an increase of 4.1%. Comparatively, net earnings during 1999 decreased $517,000 (15.0%) from the 1998 total of $3,439,000, while basic income per share showed a similar decrease of $0.14 per share for 1999 from a 1998 per share total of $0.88. The increase in net earnings for 2000 is attributable to an increase in net interest income and noninterest income offset by an increase in noninterest expense. The decrease in net earnings for 1999 is mainly attributable to an increase in provision for loan losses. See "Financial Condition -- Capital Resources" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" tables.

   Total assets at December 31, 2000 and 1999 were $404,689,000 and $377,518,000, reflecting growth of $27,171,000 (7.2%). The Company's growth during 2000 resulted primarily from the growth in investment securities held to maturity and investment securities available for sale offset by a decrease in cash and cash equivalents. In addition, deposits grew $20,919,000 (7.1%) from $294,722,000 at year-end 1999 to $315,641,000 at year-end 2000. See "Financial
Condition-Deposits", "Financial Condition-Loans" and "Liquidity."


Financial Condition

   Investment Securities

   Investment securities held to maturity were $26,900,000 and $10,068,000 at December 31, 2000 and 1999, respectively. This increase of $16,832,000 (167.2%) in 2000 resulted from a large increase in U.S. government agency securities and collateralized mortgage obligations ("CMOs"). The investment securities available for sale portfolio was $84,831,000 and $67,799,000 at December 31, 2000 and 1999, respectively. This increase of $17,032,000 (25.1%) reflects purchases of U.S. government agency securities and CMOs offset by the maturity of commercial paper. During the fourth quarter of 2000, the Company sold a held-to-maturity security with an amortized cost of $229,000 for a realized gain of $6,000. The Company sold the security in anticipation of a call that occurred in early 2001. There were no sales of investment securities held to maturity during the years ended December 31, 1999 and 1998.

   The composition of the Company's total investment securities portfolio reflects the Company's investment strategy to provide acceptable levels of interest income from portfolio yields while maintaining an appropriate level of liquidity to assist with controlling the Company's interest rate position. In recent years, the Company has invested primarily in taxable securities due to its inability to fully realize the benefits of the preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in investment grade mortgage-backed securities ("MBS") and CMOs. The yields, values, and durations of such MBS and CMOs generally vary with interest rates, prepayment levels, and general economic conditions, and as a result, the values of such instruments may be more volatile than other instruments with similar maturities. Such MBS and CMOs also may have longer stated maturities than other securities, which may result in further price volatility.

   The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

                                                               Amortized Cost
                                                                December 31,
                                             -------------------------------------------------
                                                  2000              1999               1998
                                             -------------     -------------     -------------
                                                               (In thousands)
Investment Securities Held to Maturity:
 U.S. government agencies                      $14,931             4,508                --
 State and political subdivisions                  674               731             1,585
 Mortgage-backed securities                      5,971             4,829             6,509
 Collateralized mortgage obligations             5,324                --                --
     Total investment securities               -------            ------             -----
       held to maturity                        $26,900            10,068             8,094
                                               =======            ======             =====

   The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:


                                                                Fair Value
                                                                December 31,
                                             -------------------------------------------------
                                                  2000              1999               1998
                                             -------------     -------------     -------------
                                                               (In thousands)
Investment Securities Available for Sale:
 U.S. government agencies                       $25,581            17,871            17,340
 State and political subdivisions                   848               845               883
 Mortgage-backed securities                      19,848            20,138            17,711
 Collateralized mortgage obligations             38,554            25,945            27,652
 Commercial paper                                    --             3,000                --
     Total investment securities                -------           -------            ------
       available for sale                       $84,831            67,799            63,586
                                                =======            ======            ======

   At December 31, 2000, the Bank owned CMOs with a total amortized cost of $43,977,000. All of the CMOs are rated AAA. The CMOs are all backed by federal agency guaranteed mortgages, except for one issue in the amount of $12,000 which is a privately issued mortgage pass-through certificate. Fair values for the private placement CMOs were estimated based on fair values for similar instruments.

   The MBS portfolio's total amortized cost of $25,815,000 at December 31, 2000, is a mixture of fixed rate mortgages, adjustable rate mortgages ("ARMs"), and securities with balloon payments. At the time of purchase, the Bank considers various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

   The following tables present the maturities and weighted average yields of investment securities at December 31, 2000:

                                                                       Maturities of Held-to-Maturity
                                                                           Investment Securities
                                                                               Amortized Cost
                                                   --------------------------------------------------------------------
                                                                          After one         After five
                                                        Within             through            through          After
                                                       One year          five years          ten years       ten years
                                                   --------------       ------------      -------------     -----------
                                                                               (In thousands)
 U.S. government agencies                               $  --                  --             2,650            12,281
 State and political subdivisions                          --                  --               275               399
 Mortgage-backed securities                                32               5,532               407                --
 Collateralized mortgage obligations                    $  --               5,324                --                --
                                                        -----                                 -----            ------
     Total investment securities
       held to maturity                                 $  32              10,856             3,332            12,680
                                                        =====              ======             =====            ======


                                                                    Weighted Average Yields of Held-to-Maturity
                                                                               Investment Securities
                                                   --------------------------------------------------------------------
                                                                          After one        After five
                                                        Within             through           through           After
                                                       one year           five years       ten years         ten years
                                                   ---------------      --------------    --------------    -----------
 U.S. government agencies                                 -- %               -- %             8.19 %           8.10 %
 State and political subdivisions                         -- %               -- %             7.83 %           8.12 %
 Mortgage-backed securities                             5.26 %             6.82 %             7.21 %             -- %
 Collateralized mortgage obligations                      -- %             7.42 %               -- %             -- %
     Total weighted average yield                       5.26 %             7.12 %             8.04 %           8.10 %



                                                                      Maturities of Available for Sale
                                                                           Investment Securities
                                                                               Amortized Cost
                                                   --------------------------------------------------------------------
                                                                           After one        After five
                                                        Within              through           through           After
                                                       one year           five years       ten years         ten years
                                                   ---------------      --------------    --------------    -----------
                                                                               (In thousands)
 U.S. government agencies                               $ --                8,005             17,346             --
 State and political subdivisions                        102                  489                250             --
 Mortgage-backed securities                               --                5,137             14,707             --
 Collateralized mortgage obligations                     794               22,389             15,470             --
                                                        ----                                  ------            ---
     Total investment securities
       available for sale                               $896               36,020             47,773             --
                                                        ====               ======             ======            ===

                                                                      Weighted Average Yields of Available for Sale
                                                                                  Investment Securities
                                                    ------------------------------------------------------------------------------
                                                                                After one            After five
                                                           Within                through              through             After
                                                          one year              five years           ten years          ten years
                                                    -----------------       ----------------     ----------------    -------------
 U.S. government agencies                                   -- %                 6.67 %                6.71 %              -- %
 State and political subdivisions                         6.03 %                 6.55 %                7.42 %              -- %
 Mortgage-backed securities                                 -- %                 6.76 %                6.64 %              -- %
 Collateralized mortgage obligations                      6.23 %                 7.13 %                6.42 %              -- %
     Total weighted average yield                         6.21 %                 6.97 %                6.60 %              -- %

    Loans

   Total loans were $262,529,000 at December 31, 2000, an increase of $1,923,000 (0.7%), over total loans of $260,606,000 at December 31, 1999. The primary growth during 2000 occurred in the commercial real estate mortgage loan area. The commercial real estate mortgage portfolio increased $14,180,000 (18.8%) to $89,465,000 at December 31, 2000 compared to $75,285,000 at December 31, 1999.
The increase was due primarily to increased demand for commercial credits. Commercial real estate mortgage loans represented 34.1% and 28.9% of the total loans at December 31, 2000 and 1999, respectively. The residential real estate mortgage loan component of the loan portfolio increased $1,777,000 (3.0%) to $60,127,000 at December 31, 2000, over the 1999 balance of $58,350,000 and represented 22.9% of the total loan portfolio at December 31, 2000, as compared to 22.4% at December 31, 1999.

   The above increases were offset by a decrease in the commercial, financial and agricultural loans. The commercial, financial and agricultural portfolio decreased $5,600,000 (7.25%) to $71,636,000 at December 31, 2000 compared to
$77,236,000 at December 31, 1999. Commercial, financial and agricultural loans represented 27.3% and 29.6% of the total loans at December 31, 2000 and 1999, respectively.

   In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association ("FNMA") with the Bank retaining the servicing, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 2000, the Bank sold mortgage loans totaling approximately $10,912,000, to FNMA, with the Bank retaining the servicing, and sold mortgage loans, totaling approximately $5,623,000, to the mortgage servicing company, with servicing released. At December 31, 2000, the Bank was servicing loans totaling approximately $72,771,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See "- Effects of Inflation and Changing Prices."

   The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

                                                       2000              1999              1998            1997              1996
                                                   ---------         --------          ---------         --------          --------
                                                                                   (In thousands)
Commercial, financial and agricultural             $  71,636            77,236            61,075            46,329           39,213
Real estate - construction:
 Commercial                                            9,883            16,591             8,112             3,172            3,572
 Residential                                           4,973             5,653             4,544             3,583            3,068
Real estate - mortgage:
 Commercial                                           89,465            75,285            61,113            51,714           42,827
 Residential                                          60,127            58,350            60,135            58,645           55,064
Real estate - held for sale                            7,534             7,636             4,200             3,467            3,466
Consumer installment                                  18,911            19,855            19,508            18,583           14,509
                                                    --------          --------          --------          --------         --------
   Total loans                                      $262,529           260,606           218,687           185,493          161,719

Less: Allowance for loan losses                       (3,634)           (3,774)           (2,808)           (2,125)          (2,094)
                                                    --------          --------          --------          --------         --------
   Loans, net                                       $258,895           256,832           215,879           183,368          159,625
                                                    ========           =======           =======           =======          =======


   The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2000:

                                                                        Maturities of Loan Portfolio
                                                   --------------------------------------------------------------------
                                                                          After one           After
                                                        Within             through            five
                                                       one year          five years           years             Total
                                                    --------------      -------------      ------------     ------------
                                                                               (In thousands)
 Commercial, financial and agricultural                   $41,876             25,175             4,585           71,636
 Real estate - construction                                10,597                348             3,911           14,856
 Real estate - mortgage                                    13,675             30,075           105,842          149,592
 Real estate - held for sale                                    -                 63             7,471            7,534
 Consumer installment                                       8,353              9,551             1,007           18,911
                                                          -------             ------           -------          -------
     Total loans                                          $74,501             65,212           122,816          262,529
                                                          =======             ======           =======          =======

 Variable-rate loans                                      $40,100             10,828            91,836          142,764
 Fixed-rate loans                                          34,401             54,384            30,980          119,765
                                                          -------             ------           -------          -------
     Total loans                                          $74,501             65,212           122,816          262,529
                                                          =======             ======           =======          =======

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

   Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Directors' Loan Committee are informed of the status of delinquent and "watch" or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Directors' Loan Committee as to loan charge-offs on a monthly basis.

   The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's Credit Administration area and presented to the Directors' Loan Committee on a monthly basis. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio and adequacy of the allowance.

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

   The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

                                                                Allowance for Loan Loss Activity for Year ended
                                                                                 December 31,
                                               ------------------------------------------------------------------------------
                                                        2000            1999            1998           1997          1996
                                                       -----           -----           -----          -----          ----
                                                                            (Dollars in thousands)

Balance at beginning of period                        $3,775           2,808           2,125          2,094          2,012
Provision for loan losses                              2,622           2,506             891            285             80
Charge-offs:
    Commercial, financial, and agricultural              943           1,018              42            146             64
    Real estate                                        1,113             277              --              1              1
    Consumer                                           1,059             336             272            173            108
                                                      ------           -----           -----          -----          -----
        Total charge-offs                              3,115           1,631             314            320            173
                                                      ------           -----           -----          -----          -----
Recoveries:
    Commercial, financial and agricultural               250               5               7             15            100
    Real estate                                           11               1               2              3              5
    Consumer                                              91              86              97             48             70
                                                      ------           -----           -----          -----          -----
        Total recoveries                                 352              92             106             66            175
                                                      ------           -----           -----          -----          -----

Net charge-offs (recoveries)                           2,763           1,539             208            254             (2)
                                                      ------           -----           -----          -----          -----
Balance at end of period                              $3,634           3,775           2,808          2,125          2,094
                                                      ======           =====           =====          =====          =====

Ratio of allowance for loan losses to
 loans outstanding                                      1.38%           1.45%           1.28%          1.15%          1.29%

Ratio of allowance for loan losses
 to nonaccrual loans, renegotiated
 loans, and other nonperforming assets                 41.93%          57.34%          61.14%            --       1,957.01%

Ratio of net charge-offs (recoveries) to
    average loans outstanding                           1.06%           0.63%           0.10%          0.15%        (0.001)%


   The allowance for loan losses was $3,634,000 (1.38% of total outstanding loans) at December 31, 2000, compared to $3,775,000 (1.45% of total outstanding loans) at December 31, 1999. In 2000, the Company was engaged in a detailed, ongoing loan review program using an outside loan reviewer. In November and early December 2000, management and the board of directors completed an extensive review of the loan reviewer's findings and the credits identified as having problems or potential problems. As a result, an additional provision of $600,000 was made to the allowance for loan losses as of September 30, 2000 and the financial statements as of and for the period then ended were restated to reflect such additional provision. This provision reflects, in part, an increase in the percentage of the Company's loan portfolio reviewed by the independent consultant in 2000, as well as management's more detailed evaluations, estimates and judgements regarding various identified credits. In addition, in December 2000, the Board contracted with another independent loan review services provider to undertake and complete a review of the Bank's portfolio and to assist the Bank's management in assessing the adequacy of the Bank's allowance for loan losses. Management considered the results of such third party review in determining the provision for loan losses for the fourth quarter of 2000. In addition to semi-annual loan reviews, starting in 2001, this loan review services provider will assist in implementing new policies and procedures for the loan process. The Bank's more rigorous internal reviews and changes in its credit practices, may result in additions to the allowance for loan losses, and the identification of additional potential problem loans.

   During the first six months of 1999, the Bank recorded $332,000 in provision for loan losses based on internal reviews, growth in the loan portfolio and other components of its normal allowance methodology. During Summer 1999, the Bank was examined by the Federal Reserve, which criticized a number of loans and credits held by the

Bank. As a result of such examination and deterioration of certain credits, the Bank increased its allowance for loan losses by an additional $932,000. The Bank's regulators required the Bank to review its loan portfolio and improve its loan and credit policies and credit practices. As a result, the Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. Since Summer 1999, the Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. Along with general increases in interest rate, this has had the effect of slowing the Bank's loan growth.

   During 2000, the Company had loan charge-offs totaling $3,115,000 and recoveries of $352,000, as compared to $1,631,000 in charge-offs and recoveries of $92,000 in the prior year. Such deterioration primarily related to several large commercial loans in various industries which were identified as problem credits in the reviews and examinations as discussed above.

   Management believes that the $3,634,000 allowance for loan losses at December 31, 2000 (1.38% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including a slowing economy, or other events, including additional loan review or examination findings or changes in borrowers' financial conditions, will not result in increased losses in the Bank's loan portfolio or in additional provisions to the allowance for loan losses. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans. The decrease in the ratio of the allowance for loan losses to nonperforming assets between year-end 1999 and year-end 2000 was primarily due to an increase in charge-offs not fully offset by an increase in provision for loan losses.

   While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has in place a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the determination of the specific and general loss allowances for certain loans classified as problem credits and uses a five-year historical loss factor to determine the loss allocation for the remainder of the loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for impaired loans where management has identified specific losses. Level II allowances are set aside to cover general losses associated with problem loans which possess more than a normal degree of credit risk but where no specific losses have been identified. These loans have been criticized or classified by the Bank's regulators, external loan review personnel engaged by the Bank, or internally by management. The five-year historical loss factors, subject to certain minimum percentage considering regulatory guidelines, are applied to the Level II problem loans in determining the allocation. Level III is the allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents, readily marketable collateral, and portions of the portfolio that are partially covered by a U.S. Government or government agency guaranty. Adjustments are then made for local economic conditions. The allocation for Level III is determined by applying the historical loss factor, derived from prior years actual experience, to the adjusted outstanding balance for this classification. The Company is currently expanding its methodology to determine the adequacy of the allowance for loan losses by major loan types. This change is not expected to have a material adverse effect on the Company's consolidated financial condition or the results of operations.

   On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"), which amends SFAS No. 114, with no material effect on its financial condition or results of operations. At December 31, 2000, the Company had approximately $8,356,000 of impaired loans, which included 35 loans to 10 borrowers with a total valuation allowance of approximately $529,000. In comparison, at December 31, 1999, the Company had approximately $5,177,000 of impaired loans, which included two loans to the same borrower with a total valuation allowance of approximately $345,000.

   Nonperforming Assets

   Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

   Nonperforming assets were $8,695,000, $6,853,000, and $4,897,000 at December 31, 2000, 1999, and 1998, respectively. These levels represent an increase of $1,842,000 (26.9%) for the year ended December 31, 2000, and an increase of $1,956,000 (39.9%) for the year ended December 31, 1999. The increases in 2000 and 1999 were mainly due to an increase in nonaccrual loans due to a deterioration in certain loans determined by recent analyses and loan reviews.

   An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

                                                                                Nonperforming Assets
                                                                                    December 31,
                                                           --------------------------------------------------------------------
                                                              2000           1999          1998           1997           1996
                                                             -----          -----         -----           ----           ----
                                                                              (Dollars in thousands)

Nonaccrual loans                                            $7,793          6,075         4,593             --            107
Renegotiated loans                                              --             --            --             --             --
Other nonperforming assets (primarily
    other real estate)                                         874            509            --             --             --
Accruing loans 90 days or more past due                         28            269           304            276            112
                                                            ------          -----         -----           ----           ----
        Total nonperforming assets                          $8,695          6,853         4,897            276            219
                                                            ======          =====         =====           ====           ====

Nonaccrual loans and renegotiated loans
    as a % of total loans                                     2.97%          2.33%         2.10%            --           0.07%
Nonaccrual loans, renegotiated loans and other
 nonperforming assets as a percentage of total
    Loans                                                     3.30%          2.53%         2.10%            --           0.07%
 Total nonperforming assets as a percentage of
    total loans                                               3.31%          2.63%         2.24%          0.15%          0.14%

   If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $826,000, $428,000, and $183,000 for the years ended December 31, 2000, 1999 and 1998 respectively.

   Other Potential Problem Loans

   Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At December 31, 2000, the Company had identified 120 loans totaling approximately $8,826,000 or 3.4% of total loans which were considered potential problem loans. At December 31, 1999, the Company had identified 92 loans totaling approximately $10,798,000 or 4.1% of total loans which were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed.

   Deposits

   Total deposits increased $20,919,000 (7.1%) to $315,641,000 at December 31, 2000, as compared to $294,722,000 at December 31, 1999. Noninterest-bearing deposits were $43,292,000 and $38,868,000 while total interest-bearing deposits were $272,349,000 and $255,854,000 at December 31, 2000 and 1999, respectively. This trend is the result of management's decision to maintain a competitive position in its deposit rate structure coupled with the Bank's marketing efforts to attract local deposits and fund its loan growth. At December 31, 2000, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.7%, while MMDAs, NOWs and regular savings made up approximately 35.2%, certificates of deposit under $100,000 comprised approximately 25.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 25.4%. At December 31, 1999, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.2%, while MMDAs, NOWs and regular savings made up approximately 35.5%, certificates of deposit under $100,000 comprised approximately 24.6%, and certificates of deposit and other time deposits of $100,000 or more comprised 26.7%.

   The composition of total deposits for the last three years is presented in the following table:

                                                                                December 31,
                                 -----------------------------------------------------------------------------------------------
                                           2000                               1999                              1998
                                         -------                            -------                           -------
                                                 % Change                          % Change                          % Change
                                                 from prior                        from prior                        from prior
                                  Amount         year end            Amount         year end           Amount         year end
                                  ------      -------------          ------       -------------        -------      -------------
                                                                          (Dollars in thousands)
Demand deposits                   $ 43,292          11.38%            38,868          11.93%           34,724           6.39%
Interest bearing deposits:
  NOWs                              36,894           8.55%            33,987          57.30%           21,606         (3.64)%
  MMDAs                             62,496           5.53%            59,219          40.09%           42,271        (16.59)%
  Savings                           11,667           1.51%            11,493           9.08%           10,536           3.12%
  Certificates of deposit
     under $100,000                 81,174          11.94%            72,517           0.13%           72,425           1.81%
  Certificates of deposit and
   other  time deposits of
   $100,000 and over                80,118           1.88%            78,638          51.39%           51,943          40.82%
                                  --------          -----            -------          -----           -------        -------
   Total interest bearing          272,349           6.45%           255,854          28.71%          198,781           3.89%
   deposits                       --------          -----            -------          -----           -------        -------
      Total deposits              $315,641           7.10%           294,722          26.22%          233,505           4.25%
                                  ========          =====            =======          =====           =======        =======

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

                                                                For the Years Ended December 31,
                                   ---------------------------------------------------------------------------------------------
                                                 2000                           1999                           1998
                                   ---------------------------------------------------------------------------------------------
                                     Average              Yield/     Average             Yield/     Average             Yield/
           ASSETS                    Balance   Interest    Rate      Balance   Interest   Rate      Balance   Interest   Rate
------------------------------     ----------  --------   ------     -------   --------  ------     -------   --------  --------
                                                             (Dollars in thousands)
Interest-earning assets:
 Loans (1)                          $261,499     22,707    8.68%    243,938     20,393    8.36%    200,230     17,468    8.72%
 Investment securities:
  Taxable                             97,007      6,827    7.04%     70,842      4,551    6.42%     59,450      3,787    6.37%
  Tax-exempt (2)                       1,160         85    7.31%      1,515        112    7.40%      1,875        164    8.75%
                                    -------------------             ------------------             ------------------
    Total investment securities       98,167      6,912    7.04%     72,357      4,663    6.44%     61,325      3,951    6.44%
 Federal funds sold                    8,086        495    6.12%      6,796        347    5.11%      4,200        236    5.62%
 Interest-earnings deposits with
    other banks                        1,754        142    8.10%      1,940        113    5.82%      1,589        120    7.55%
                                    -------------------             ------------------             ------------------
    Total interest-earning assets    369,506     30,256    8.19%    325,031     25,516    7.85%    267,344     21,775    8.14%
                                    ========                        =======                        =======
Allowance for loan losses             (3,854)                        (3,093)                        (2,437)
Cash and due from banks               10,790                          9,833                          7,997
Premises and equipment                 3,231                          3,482                          3,481
Rental property, net                   1,623                          1,727                          1,795
Other assets                          10,261                          6,729                          4,863
                                    --------                        -------                        -------
    Total assets                    $391,557                        343,709                        283,043
                                    ========                        =======                        =======

  LIABILITIES & STOCKHOLDERS' EQUITY
  ----------------------------------

Interest-bearing liabilites:
 Deposits:
  Demand                            $ 35,051      1,158    3.30%     26,795        658    2.46%     20,646        428    2.07%
  Savings and money market            79,332      3,968    5.00%     69,787      2,958    4.24%     58,461      2,531    4.33%
  Certificates of deposits
    less than $100,000                78,199      5,180    6.62%     70,934      4,118    5.81%     71,616      4,411    6.16%
  Certificates of deposits and
    other time deposits of
    $100,000 or more                  79,059      4,543    5.75%     62,700      3,147    5.02%     42,685      2,187    5.12%
                                    -------------------             ------------------             ------------------
   Total interest-bearing
      deposits                       271,641     14,849    5.47%    230,216     10,881    4.73%    193,408      9,557    4.94%
 Federal funds purchased and
    securities sold under
    agreements to repurchase           5,344        313    5.86%      6,832        336    4.92%      4,554        226    4.96%
 Other borrowed funds                 44,447      2,480    5.58%     39,236      2,132    5.43%     24,935      1,402    5.62%
 Employee stock ownership
    plan debt                              0          0    0.00%          0          0    0.00%         57          4    6.92%
                                    -------------------             ------------------             ------------------
   Total interest-bearing
      liabilities                    321,432     17,642    5.49%    276,284     13,349    4.83%    222,954     11,189    5.02%
Noninterest-bearing deposits          37,863                         35,417                         30,292
Accrued expenses and other
    liabilities                        3,004                          2,371                          1,737
Stockholders' equity                  29,258                         29,637                         28,060
                                    --------                        -------                        -------
   Total liabilities and
      stockholders' equity          $391,557                        343,709                        283,043
                                    ========                        =======                        =======
Net interest income                             $12,614                        $12,167                         10,586
                                                =======                        =======                         ======
Net yield on total
    interest-earning assets                               3.41%                          3.74%                          3.96%
                                                          ====                           ====                           ====

(1) Loans on nonaccrual status have been included in the computation of average balances .
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

   The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 2000.

                                       Maturities of Time Deposits over $100,000
                                                   December 31, 2000
                                       -----------------------------------------
                                                    (In thousands)

Three months or less...........................     $23,291
After three within six months..................       6,719
After six within twelve months.................      11,910
After twelve months............................      38,197
                                                    -------
 Total.........................................     $80,117
                                                    =======

Weighted Average rate on time deposits
 of $100,000 or more at period-end.............        6.56%



   Schedule of Short-term Borrowings (1)

   The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.

                      Maximum                                                                        Weighted
  Year ended       Outstanding at         Average         Interest Rate          Ending          Average Interest
  December 31      any Month-end          Balance          During Year           Balance         Rate at Year-end
---------------  ------------------  -----------------  ------------------  -----------------  --------------------
                                              (Dollars in thousands)

     2000             $ 6,746              $4,678             6.69%             $ 4,389                5.95%
     1999              13,548               6,832             4.92%               8,866                5.30%
     1998              12,944               4,554             4.96%              12,944                4.99%

(1) Consists of securities sold under agreements to repurchase.



  Capital Resources

  The Company's consolidated stockholders' equity was $31,805,000 and $28,442,000 at December 31, 2000 and 1999, respectively, an increase of $3,363,000 (1.18%) since year-end 1999. The increase in stockholders' equity for 2000 is due to an increase in the accumulated other comprehensive income due to unrealized gain on investment securities available for sale and net earnings offset by cash dividends for 2000. The Company has funded its capital growth primarily through retained earnings since its early 1995 sale of common stock that raised approximately $1,234,000 of net proceeds to the Company.

  During 2000, cash dividends of $1,570,000 or $0.40 per share, were declared on the Common Stock as compared to $1,256,000 or $0.32 per share, in 1999, representing an increase of $314,000 (25.0%). The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is vital to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See "Supervision and Regulation."

  Certain financial ratios for the Company for the last three years are presented in the following table:

                                        Equity and Asset Ratios
                                              December 31,
                                        ------------------------
                                          2000    1999   1998
                                         -----   -----   -----
Return on average assets                  0.77%   0.85%   1.22%
Return on average equity                 10.30%   9.86%  12.26%
Dividend payout ratio                    51.28%  43.24%  21.59%
Average equity to average asset ratio     7.47%   8.62%   9.91%

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject. See "Supervision and Regulation."

   The following table sets forth the Bank's actual capital levels and the related required capital levels at December 31, 2000:

                                  Actual                       Required
                                 Capital        Actual          Capital       Required
                                  Amount         Ratio           Amount         Ratio
                               ------------  -------------    ------------  -------------
                                                  (Dollars in thousands)

Tier 1 Risk-Based Capital        $29,725         10.75%        $11,056      (greater than or equal to) 4%
Leverage Capital                  29,725          7.39%         16,080      (greater than or equal to) 4%
Total Qualifying Capital          33,182         12.01%         22,112      (greater than or equal to) 8%



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

   Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB-Atlanta's advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. The Bank has a current line of credit of $63,810,000. This line is collateralized by a blanket lien against its one to four family residential mortgage loans. At December 31, 2000, the Bank had credit available from FHLB-Atlanta of $15,288,000, and had $48,522,000 in advances drawn down.

   Overall, net cash provided from financing activities decreased $49,013,000 (71.3%) to $19,731,000 during 2000 from the previous year's total of $68,744,000. Net cash provided by operating activities increased $4,069,000 (292.3%) to $5,461,000 from $1,392,000 for the year ended December 31, 2000.
Cash used in investing activities during 2000 approximated $34,646,000.

   The Company depends mainly on dividends, management fees and lease payments from the Bank, for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $1,660,000, $855,000, and $385,000 in cash dividends for 2000, 1999, and 1998 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to a third-party vendor. The Bank paid the Company $170,000 and $354,000 in management fees and $204,000 and $188,000 in lease payments for the years ended December 31, 2000 and 1999, respectively. These funds were used to pay operating expenses and fund dividends to the Company's shareholders. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each subsidiary based on their individual tax positions as if each entity filed a separate tax return.

   The Bank's liquidity, especially its loan to deposit ratio was criticized by the Bank's regulators in Summer 1999. The Bank has reduced its loan to deposit ratio from 91.58% at June 30, 1999 to 88.42% at December 31, 1999 and then to 83.17% at December 31, 2000. Since Summer 1999, the Bank has been carefully monitoring its liquidity, and has sought to better price its loans consistent with its costs of funds and the Bank's assessment of potential credit risk. This process has slowed and is expected to continue to slow the Bank's loan growth and related loan revenues.


   Interest Rate Sensitivity Management

   An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap ("GAP"). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank's balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 5.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points. At December 31, 2000, the Bank's net interest income would decrease approximately 3.68% in a rising rate environment and increase approximately 2.62% in a falling rate environment. Interest rate scenario models are prepared using software created by Darling Consulting Group and licensed to National Bank of Commerce, Birmingham, Alabama.

   For purposes of measuring interest rate sensitivity, Company management assumes that the asset and liability balances remain constant over the 12-month period. Deposit withdrawals are only considered in measuring liquidity. Although demand and savings accounts are subject to immediate withdrawal, all passbook savings and regular NOW accounts are reflected in the model as repricing after 5 years due to their historically stable volume pricing. High balance MMDAs and NOW accounts are considered volatile and, as such, are assumed to reprice in 1-3 months. Certificates of deposits are spread according to their contractual maturity. Investment securities and loans reflect either the contractual maturity, call date, repricing date, or in the case of mortgage related products, a market prepayment assumption.

                         Interest Sensitivity Analysis

                                                                                         Over Five
                                                           One to    Four to    One to   Years and
                                                           Three     Twelve      Five     Non-rate
December 31, 2000                              Immediate   Months     Months     Years   Sensitive   Total
                                               ---------  --------  ----------  -------  ---------  -------
                                                                    (In thousands)
Earning Assets:
 Loans                                        $   --       91,116      44,594   107,395     19,424  262,529
 Taxable investment securities                    --           --          32    10,850     15,743   26,625
 Tax-exempt investment securities                 --           --          --        --        275      275
 Investment securities available for sale         --          102         794    36,020     47,915   84,831
 Federal funds sold and securities
  purchased under agreements to resell         9,210           --          --        --         --    9,210
 Interest earning deposits with other banks       --          446          --        --         --      446
                                              ------      -------     -------   -------     ------  -------
  Total earning assets                         9,210       91,664      45,420   154,265     83,357  383,916
                                              ------      -------     -------   -------     ------  -------
Interest bearing liabilities:
 Demand deposits                                  --       15,086          --        --     21,808   36,894
 Savings and Money Market                         --       62,496          --        --     11,667   74,163
 Certificates of deposit less than $100,000       --       38,907      29,124    13,141          2   81,174
 Certificates of deposit and other
  time deposits of $100,000 or more               --       34,772      17,219     9,810     18,316   80,117
 Federal funds purchased and securities
  sold under agreements to repurchase             --        4,389          --        --         --    4,389
 FHLB and other borrowings                        --       13,000          30    35,225        446   48,721
                                              ------      -------     -------   -------     ------  -------
  Total interest bearing liabilities              --      168,650      46,373    58,176     52,259  325,458

Interest sensitivity gap                       9,210      (76,986)       (953)   96,089     31,098   58,458
                                              ------      -------     -------   -------     ------  -------
Cumulative interest sensitivity gap           $9,210      (67,776)    (68,729)   27,360     58,458
                                              ======      =======     =======   =======     ======


   The interest sensitive assets at December 31, 2000, that reprice or mature within 12 months were $146,294,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $215,023,000. At December 31, 2000, the 12 month cumulative GAP position, was a negative $68,729,000 resulting in a GAP ratio of 68.0%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period.

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

   The following table presents the Company's interest rate swaps and floors position as of December 31, 2000:

                                                                                                                     Weighted
                                                                                                                      Average
                                                                                               Weighted              Remaining
                                          Notional       Carrying      Estimated           Average Rate (1)             Life
                                           Amount         Value        Fair Value       Received         Paid         (Years)
                                          --------       --------      ----------       --------         ----        ---------
                                                                         (Dollars in thousands)
Swaps:
Receive fixed:
      One year or less                      10,000          --            (29)           5.44%              6.47%        0.25
      Over one year through five years      10,000          --            257            9.80%              9.32%        2.19
      Over one year through five years       5,000          --            (34)           5.68%              6.44%        3.29
      Over five years through ten            5,000          --             (3)           7.25%              6.43%        8.81
       years
      Over ten years                         5,000          --             (8)           7.75%              6.46%       13.80

________________
(1) The weighted average rates received/paid are shown only for swaps for which net interest amounts were receivable or payable at the end of each period. Interest rates on variable rate derivative products held by the Bank are derived from the 3 month LIBOR rate.

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

   Effects of Inflation and Changing Prices

   Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions' cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and such increases likely will reduce the Company's volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has determined that the impact of SFAS No. 133 on the Company's financial statements upon adoption will not be material.

     In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The statement is effective for recognition and reclassification of collateral and disclosures relating to securitizations transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect a material change to its results of operations as a result of adopting SFAS No. 140.


   Results of Operations

   Net Earnings

   Net earnings increased $92,000 (3.1%) to $3,014,000 during 2000 from $2,922,000 for the year ended December 31, 1999. Basic income per share was $0.77 and $0.74 for 2000 and 1999, respectively, an increase of 4.1%. Comparatively, net earnings during 1999 decreased $517,000 (15.0%) from the 1998 total of $3,439,000, while basic income per share showed a similar decrease of $0.14 per share for 1999 from a 1998 per share total of $0.88.

   The increase in net earnings for 2000 is attributable to higher net interest income and noninterest income offset by higher noninterest expense. The decrease in net earnings for 1999 is attributable to higher provision for loan losses and noninterest expense offset by a higher net interest income and noninterest income.

   Net Interest Income

   Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company's earnings. Net interest income was $12,584,000 for the year ended December 31, 2000. This increase of $456,000 (3.8%) over 1999 is due to the increase in average interest earning assets during 2000 offset by a decrease in the net yield on total interest earning assets of 33 basis points to 3.41%.

   Net interest income for 1999 was $12,128,000, $1,597,000 (15.2%) higher than 1998 net interest income of $10,531,000. This increase over 1998 was due to the increase in average interest earning assets during 1999 offset by a decrease in the net yield on total interest earning assets of 22 basis points to 3.74%.

   The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net decrease in net interest income of $18,000 for 2000 and an increase of $131,000 and $93,000 for 1999 and 1998, respectively. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See "-- Interest Rate

Sensitivity Management", the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table appearing elsewhere herein and the "Rate/Volume Variance Analysis" tables immediately following.


                         Rate/Volume Variance Analysis

       Taxable-Equivalent Basis (1)(2)                                           Change Due to
           Years Ended December 31,                        Net                                             Rate/
            2000 Compared to 1999                         change            Rate         Volume            Volume
                                                          ------            ----         -----             ------
                                                                                (In thousands)
Earning Assets:
   Loans                                                 $2,314             789           1,468              57
   Investment securities:
      Taxable                                             2,276             435           1,680             161
      Tax-exempt                                            (27)             (1)            (26)              -
                                                         ------           -----           -----             ---
         Total investment securities                      2,249             434           1,654             161
   Federal funds sold                                       148              69              66              13
   Interest earning deposits with other banks                29              44             (11)             (4)
                                                         ------           -----           -----             ---
         Total earning assets                            $4,740           1,336           3,177             227
                                                         ======           =====           =====             ===

Interest bearing liabilities:
   Deposits:
     Demand                                              $  500             227             203              70
     Savings and money market                             1,010             533             404              73
     Certificates of deposit less than                    1,062             581             422              59
      $100,000
     Certificates of deposit and other time
       deposits of $100,000 or more                       1,396             456             821             119
                                                         ------           -----           -----             ---
        Total interest bearing deposits                   3,968           1,797           1,850             321

   Federal funds purchased and securities sold
      under agreements to repurchase                        (23)             64             (73)            (14)
   Other borrowed funds                                     348              57             283               8
                                                         ------           -----           -----             ---
       Total interest bearing liabilities                $4,293           1,918           2,060             315
                                                         ======           =====           =====             ===

_____________
(1) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.

                         Rate/Volume Variance Analysis

       Taxable-Equivalent Basis (1)(2)                                           Change Due to
           Years Ended December 31,                        Net                                          Rate/
            1999 Compared to 1998                         change            Rate         Volume         Volume
                                                          ------            ----         -----          ------
                                                                                (In thousands)
Earning Assets:
   Loans                                                  $2,925            (729)         3,813          (159)
   Investment securities:
      Taxable                                                764              32            726             6
      Tax-exempt                                             (52)            (25)           (32)            5
                                                          ------            ----          -----          ----
         Total investment securities                         712               7            694            11
   Federal funds sold                                        111             (22)           146           (13)
   Interest earning deposits with other banks                 (7)            (27)            26            (6)
                                                          ------            ----          -----          ----
         Total earning assets                             $3,741            (771)         4,679          (167)
                                                          ======            ====          =====          ====

Interest bearing liabilities:
   Deposits:
     Demand                                               $  230              79            127            24
     Savings and money market                                427             (53)           490           (10)
     Certificates of deposit less than                      (293)           (253)           (42)            2
      $100,000
     Certificates of deposit and other time
       deposits of $100,000 or more                          960             (45)       1,026             (21)
                                                           -----            ----        -----            ----
         Total interest bearing deposits                   1,324            (272)       1,601              (5)

   Federal funds purchased and securities sold
      under agreements to repurchase                         110              (2)         113              (1)
   Other borrowed funds                                      726             (48)         801             (27)
                                                           -----            ----        -----            ----
       Total interest bearing liabilities                 $2,160            (322)       2,515             (33)
                                                          ======            ====        =====            ====

_____________
(1) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.


   Interest Income

   Interest income is a function of the volume of interest-earning assets and their related yields. Interest income was $30,226,000, $25,477,000, and $21,720,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Average interest-earning assets increased $44,475,000 (13.7%) during 2000, $57,687,000 (21.6%) during 1999, and $24,518,000 (10.0%) during 1998, while the fully taxable equivalent yields on average earning assets increased 34 basis points in 2000 after decreasing 29 basis points in 1999 and 6 basis points in 1998. The combination of these factors resulted in increases in interest income of $4,749,000 (18.6%), $3,757,000 (17.3%) and $1,871,000 (9.4%) during 2000,
1999, and 1998, respectively. See "--Consolidated Average Balances, Interest Income/Expense and Yields/Rates" and the "Rate/Volume Variance Analysis" tables.

   Loans are the main component of the Bank's earning assets. Interest and fees on loans were $22,707,000, $20,392,000, and $17,468,000 for the years ended
December 31, 2000, 1999, and 1998, respectively. These levels reflected increases of $2,315,000 (11.4%) during 2000, $2,924,000 (16.7%) during 1999, and
$2,145,000 (14.0%) during 1998 due to increases in the average volume outstanding on loans over the past three years. While the level of average balances has grown to $261,499,000 in 2000 from $243,938,000 and $200,230,000 for 1999 and 1998,
respectively, the fully taxable equivalent yield on loans increased 32 basis points to 8.68% in 2000, and decreased 36 basis points to 8.36% in 1999 from the 1998 average yield of 8.72%.

   Interest income on investment securities increased $2,258,000 (48.8%) to $6,883,000 in 2000, following an increase of $729,000 (18.7%) to $4,625,000 in
1999 and a decrease of $161,000 (4.0%) to $3,896,000 in 1998.  The 2000 increase was due to a $25,810,000 increase in average volume outstanding and an increase in yield of 60 basis points compared to 1999 levels. The 1999 increase was due to a $11,032,000 increase in average volume outstanding and a comparable fully taxable equivalent yield compared to 1998 levels. The fully taxable equivalent yields on investment securities were 7.04% in 2000, 6.44% in 1999, and 6.44% in 1998. See "Financial Condition--Investment Securities."

   Interest Expense

   Total interest expense was $17,642,000, $13,349,000 and $11,189,000 for the years ended December 31, 2000, 1999, and 1998 respectively, representing increases of $4,293,000 (32.2%), $2,160,000 (19.3%) and $846,000 (8.2%) during
2000, 1999, and 1998, respectively. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $321,432,000 in 2000 from $276,284,000 in 1999 and $222,954,000 in
1998. The rates paid on these liabilities increased 66 basis points in 2000 to 5.49% after decreasing 19 basis points to 4.83% during 1999, and decreasing 7 basis points to 5.02% during 1998.

   Interest on deposits, the primary component of total interest expense, increased $3,968,000 to $14,849,000 (36.5%) during 2000 from $10,881,000 in
1999, which in turn represents a $1,324,000 (13.9%) increase from the 1998 level of $9,557,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 2000 level of $271,641,000 as compared to $230,216,000 in 1999 and $193,408,000 in 1998. The average rates paid on interest-bearing deposits were 5.47%, 4.73%, and 4.94% for 2000, 1999, and 1998, respectively.

   Interest expense on borrowed funds was $2,480,000 in 2000, $2,132,000 in 1999, and $1,406,000 in 1998. These levels represent an increase of $348,000 (16.3%) during 2000, an increase of $726,000 (51.6%) during 1999, and an increase of $744,000 (112.4%) during 1998. The increases are primarily due to increases in FHLB advances of $1,882,000 and $15,882,000 for 2000 and 1999, respectively.

   Provision for Loan Losses

   During 2000, the Company made a total provision for loan losses of $2,622,000 based on management's reviews and assessments of the risk in the loan portfolio, the growth of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. This provision was taken primarily as a result of a deterioration in certain loans determined by recent analyses and loan reviews. In addition, the level of monthly provision has increased during 2000 and 1999 due to loan growth. During 1999 and 1998, the Company made total provisions for loan losses of $2,506,000 and $891,000, respectively. See "Financial Condition -- Allowance for Loan Losses and Risk Elements."

   Noninterest Income

   Noninterest income increased $351,000 (11.7%) to $3,349,000 for the year ended December 31, 2000, from the 1999 total of $2,998,000, which in turn represented an increase of $519,000 (20.9%) from the total of $2,479,000 for 1998.

   Service charges on deposit accounts increased $233,000 (20.0%) during 2000 and $186,000 (19.0%) in 1999 both primarily due to increases in nonsufficient funds and overdraft charges mainly due to an increase in the number of items.

   Other noninterest income increased $59,000 (3.2%) to $1,893,000 in 2000 from $1,834,000 in 1999. Comparatively, the 1999 total represented an increase of $347,000 (23.3%) from $1,487,000 in 1998. The increase in 2000 was primarily due to an increase in Mastercard/VISA discounts and fees due to Auburn University's acceptance of Mastercard/VISA for tuition, an increase in stock dividends from stock owned in other companies, and the loss on premises and equipment in the prior year due primarily to computer equipment that was not Year 2000 compliant. The increase in 1999 was primarily due to an increase in Mastercard/VISA discounts and fees due to the Auburn University's acceptance of Mastercard/VISA for tuition, an increase in ATM service charges, an increase in checkcard income and an increase in stock dividends from stock owned in other companies. This increase was offset by a loss on premises and equipment primarily for computer equipment that was not Year 2000 compliant. See "ITEM 1 - BUSINESS - SERVICES."

   Noninterest Expense

   Total noninterest expense was $8,865,000 for 2000, $8,138,000 for 1999, and $6,838,000 for 1998 reflecting an increase of $727,000 (8.9%) for 2000, an increase of $1,300,000 (19.0%) for 1999 and an increase of $453,000 (7.1%) for
1998.

   Salaries and benefits decreased $444,000 (11.5%) to $3,408,000 for the year ended December 31, 2000, and increased $615,000 (19.0%) to $3,852,000 for the year ended December 31, 1999, from the 1998 total of $3,237,000. At December 31, 2000, the Company had 119 full-time equivalent employees, an increase of 4 over the level at December 31, 1999. At December 31, 1999, the Company had 115 full-time equivalent employees, an increase of 7 over the level at December 31, 1998. The salary and benefit decreases for 2000 was due to the decrease in the employee incentive plan payouts for 2000. The increase for 1999 was primarily due to new hires and merit raises and the cost of benefits associated with such increases.

   Net occupancy expense was $1,110,000, $1,116,000, and $1,022,000 for 2000,
1999 and 1998, respectively, representing a decrease of $6,000 (0.5%) in 2000 and an increase of $94,000 (9.2%) in 1999 over the previous year's levels. The 2000 decrease is due to a decrease in depreciation on furniture and equipment offset by an increase in lease payments for computer equipment. The 1999 increase is primarily due to increases in lease payments for computer equipment, lease payments on building due to the addition of the Phenix City Wal-Mart branch and depreciation on furniture and equipment.

   Other noninterest expense was $4,347,000 for 2000, $3,169,000 for 1999, and $2,578,000 for 1998. These levels represent an increase of $1,178,000 (37.2%) in 2000 and an increase of $591,000 (22.9%) in 1999 over the respective previous years. The 2000 increase is mainly due to the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, expenses due to the increased monitoring of nonaccrual loans, expenses associated with repossessed real estate and property, the Company's share of the net operating loss for a low income housing investment, and an increase in assessments due to an increase in FDIC Insurance Assessment rates and state bank assessment which had three assessments in 2000 compared to one in 1999. The 1999 increase resulted from expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, professional fees for strategic tax services and legal fees related to certain nonaccrual loans. See "Supervision and Regulation-FDIC Insurance Assessments."

   Income Taxes

   The Company's income tax expense was $1,432,000, $1,559,000, and $1,842,000 in 2000, 1999, and 1998, respectively. These levels represent an effective tax rate on pre-tax earnings of 32.2% for 2000, 34.8% for 1999, and 34.9% for 1998. Details of the tax provision for income taxes are included in Note 10, "Income Tax Expense" in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk, with respect to the Company, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although the Company manages other risk, such as credit and liquidity, management considers interest rate risk to be the more significant market risk and could potentially have the largest material effect on the Company's financial condition. Further, the Company believes the potential reduction of net interest income may to be more significant than the effect of reduced fair market values. The Company does not maintain a trading portfolio, therefore it is not exposed to risk from trading activities. Nor does it deal in international instruments, therefore the Company is not exposed to foreign currency risk.

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

   The Company makes use of off-balance sheet interest rate contracts to protect its net interest income against changes in interest rates. At year-end, the Company had off-balance sheet interest rate swap agreements with a notional value of $35 million. These contracts were negotiated to protect the Company's balance sheet against a fall or rise in interest rates. All are matched to specific assets and liabilities and none were booked for the purpose of trading. The effect of these instruments is considered in the simulation models.

   Currently the Company's income exposure to changes in interest rates is relatively low. The Company measures this exposure based on an immediate change in interest rates of up or down 200 basis points. Given this scenario, the Company had, at year-end, a very slight exposure to rising rates and a benefit from falling rates. In performing these shock tests, the Company also runs a scenario based on a steeping of the current yield curve. In a steeping yield curve environment, the Company again experienced a very slight exposure to rising rates and a benefit from falling rates.

   The following chart reflects the Company's sensitivity to changes in interest rates as of December 31, 2000. Numbers are based on a flat balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested in like instruments at either current interest rates, rates up 100 basis points, up 200 basis points, down 100 basis points and down 200 basis points. In the first table, net interest income at the Base model is a projection for the coming year, given a flat balance sheet and no change in interest rates. The dollar change and percentage change of the up and down 200 basis points and up and down 100 basis points is measured against the Base model. In the second chart, the dollar change and percentage change is measured against the first year's base model. Table three is a summary of the two years.

                              INTEREST RATE RISK
                          Income Sensitivity Summary:
                         Interest Rate Scenario (000)
                         ----------------------------
                            (Dollars in thousands)

                                  -200 BP       -100 BP       Base         +100 BP        +200 BP
                                  ---------------------------------------------------------------
Year 1 Net Interest Income        $13,660       $13,524       $13,311      $13,085        $12,821
$ Change Net Interest Income      $   349       $   214             -      $  (226)       $  (490)
% Change Net Interest Income         2.62%         1.60%            -        (1.70%)        (3.68%)

        Policy Limit  5% for +/- 200 Basis Points (BP) over 12 months.

                                  -200 BP       -100 BP       Base         +100 BP        +200 BP
                                  ---------------------------------------------------------------
Year 2 Net Interest Income        $14,386       $14,192       $13,773       $13,315       $12,772
$ Change vs Year 1 Base - Net     $ 1,075       $   881       $   462       $     4       $  (539)
 Interest Income
% Change vs Year 1 Base - Net        8.08%         6.62%         3.47%         0.03%        (4.05%)
 Interest Income


                                                        24 Month Summary
                                  ---------------------------------------------------------------

                                  -200 BP       -100 BP       Base         +100 BP        +200 BP
                                  ---------------------------------------------------------------
Net Interest Income               $28,046       $27,716       $27,084      $26,400        $25,593
$ Change Net Interest Income      $   962       $   632             -      $  (684)       $(1,491)
% Change Net Interest Income         3.55%         2.33%            -        (2.59%)        (5.51%)


   The preceding sensitivity analysis is a modeling analysis, which changes quarterly and consists of hypothetical estimates based upon numerous assumptions including the interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and others. In addition, there is no input for growth or a change in asset mix. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

   As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates. See "INTEREST SENSITIVITY ANALYSIS" table.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Information required by this item is set forth under the heading "Information about Nominees for Directors" on Pages 2 through 4 and under the heading "Executive Officers" on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on May 8, 2001, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  Information required by this item is set forth under the heading "Meetings and Committees of the Board of Directors" on Page 4 and 5 and under the heading "Summary Compensation of Executive Officers" on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on May 8, 2001, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information required by this item is set forth under the heading "Information about Nominees for Directors" on Pages 2 through 4 of the definitive proxy statement for the Company's Annual Meeting to be held on May 8, 2001, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required by this item is set forth under the heading "Certain Transactions and Business Relationships on Page 8 of the definitive proxy statement for the Company's Annual Meeting to be held on May 8, 2001, and is incorporated herein by reference.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)    List of all Financial Statements
          --------------------------------
          The following consolidated financial statements and report of independent certified public accountants of the Company are included in this Annual Report on Form 10-K:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statement of Earnings for the years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

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

          21.1  Subsidiaries of Registrant

          23.1  Consent of Accountants

          27.1  Financial Data Schedule


(c)       Reports on Form 8-K
          -------------------

          Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2000:

          Form 8-K dated November 22, 2000
                Filed under Item 5 - Other Events. Auburn National Bancoporation, Inc's September 30, 2000 Form 10-Q was erroneously filed by the Company's EDGAR service provider before it was complete.

          Form 8-K dated December 6, 2000
                Filed under Item 5 - Other Events. Auburn National Bancoporation, Inc's filed Form 10-QA to amend the erroneously filed September 30, 2000 Form 10-Q by the Company's EDGAR service provider before it was complete.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                       Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


                  (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report



The Board of Directors
Auburn National Bancorporation, Inc.:


We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ KPMG LLP

Atlanta, Georgia
February 2, 2001

                                               AUBURN NATIONAL BANCORPORATION, INC.
                                                          AND SUBSIDIARY

                                                    Consolidated Balance Sheets

                                                    December 31, 2000 and 1999


                            Assets                                                                    2000                 1999
                                                                                                 ----------------     ------------
Cash and due from banks (note 2)                                                                  $  8,709,097           11,662,397
Federal funds sold                                                                                   9,210,000           15,710,000
                                                                                                  ------------          -----------
           Cash and cash equivalents                                                                17,919,097           27,372,397
                                                                                                  ------------          -----------
Interest-earning deposits with other banks                                                             446,144            1,269,771
Investment securities held to maturity
  (fair value of $27,208,911 and $9,689,067 for
  December 31, 2000 and 1999, respectively) (note 3)                                                26,899,565           10,068,454
Investment securities available for sale (note 3)                                                   84,830,843           67,799,218
Loans (notes 4 and 8)                                                                              262,529,057          260,606,260
  Less allowance for loan losses                                                                    (3,634,442)          (3,774,523)
                                                                                                  ------------          -----------
           Loans, net                                                                              258,894,615          256,831,737
                                                                                                  ------------          -----------
Premises and equipment, net (note 5)                                                                 3,126,145            3,348,217
Rental property, net                                                                                 1,594,168            1,667,604
Other assets (notes 3 and 10)                                                                       10,978,676            9,160,924
                                                                                                  -------------         -----------
            Total assets                                                                          $404,689,253          377,518,322
                                                                                                  ============          ===========
                     Liabilities and Stockholders' Equity
Deposits:
   Noninterest-bearing                                                                            $ 43,292,446           38,867,703
   Interest-bearing (note 6)                                                                       272,348,748          255,854,051
                                                                                                  ------------          -----------
             Total deposits                                                                        315,641,194          294,721,754

Securities sold under agreements to repurchase (note 7)                                              4,388,561            5,866,385
Other borrowed funds (note 8)                                                                       48,720,540           46,861,045
Accrued expenses and other liabilities                                                               4,133,901            1,627,541
                                                                                                  ------------          -----------
              Total liabilities                                                                    372,884,196          349,076,725
                                                                                                  ------------          -----------
Stockholders' equity (notes 14 and 15):
   Preferred stock of $.01 par value; authorized
     200,000 shares; issued shares - none                                                                   --                   --
   Common stock of $.01 par value; authorized 8,500,000 shares; issued
      3,957,135 shares                                                                                   39,571              39,571
   Additional paid-in capital                                                                         3,707,472           3,707,472
   Retained earnings                                                                                 28,187,466          26,743,281
   Accumulated other comprehensive income (loss)                                                         85,147          (1,834,128)
   Less treasury stock, 32,562 shares at cost                                                          (214,599)           (214,599)
                                                                                                   ------------         -----------
              Total stockholders' equity                                                             31,805,057          28,441,597

Commitments and contingencies (note 12)
                                                                                                   ------------         -----------
              Total liabilities and stockholders' equity                                           $404,689,253         377,518,322
                                                                                                   ============         ===========

See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                      Consolidated Statements of Earnings

                 Years Ended December 31, 2000, 1999, and 1998

                                                                          2000          1999          1998
                                                                     -----------------------------------------
Interest and dividend income:
  Loans, including fees                                                $22,706,698    20,392,265    17,467,725
  Investment securities:
    Taxable                                                              6,826,786     4,550,273     3,787,501
    Tax-exempt                                                              56,095        74,836       108,308
  Federal funds sold                                                       494,556       346,988       236,494
  Interest-earnings deposits with other banks                              142,084       112,664       120,268
                                                                       -----------    ----------    ----------
              Total interest and dividend income                        30,226,219    25,477,026    21,720,296
                                                                       -----------    ----------    ----------
Interest expense:
  Deposits (note 6)                                                     14,848,586    10,881,181     9,557,171
  Securities sold under agreements to repurchase (note 7)                  313,039       336,226       225,524
  Other borrowings (note 8)                                              2,480,476     2,131,758     1,406,271
                                                                       -----------    ----------    ----------
              Total interest expense                                    17,642,101    13,349,165    11,188,966
                                                                       -----------    ----------    ----------
              Net interest income                                       12,584,118    12,127,861    10,531,330

Provision for loan losses (note 4)                                       2,622,098     2,506,090       891,030
                                                                       -----------    ----------    ----------
              Net interest income after provision for loan losses        9,962,020     9,621,771     9,640,300
                                                                       -----------    ----------    ----------
Noninterest income:
  Service charges on deposit accounts                                    1,396,755     1,164,141       978,303
  Investment securities gains, net (note 3)                                 59,311            --        14,277
  Other (note 16)                                                        1,892,759     1,833,566     1,486,796
                                                                       -----------    ----------    ----------
              Total noninterest income                                   3,348,825     2,997,707     2,479,376
                                                                       -----------    ----------    ----------
Noninterest expense:
  Salaries and benefits (note 11)                                        3,407,820     3,852,344     3,237,336
  Net occupancy expense                                                  1,109,670     1,116,279     1,022,405
  Other (note 16)                                                        4,347,062     3,169,367     2,578,477
                                                                       -----------    ----------    ----------
              Total noninterest expense                                  8,864,552     8,137,990     6,838,218
                                                                       -----------    ----------    ----------
              Earnings before income taxes                               4,446,293     4,481,488     5,281,458

Income tax expense (note 10)                                             1,432,279     1,559,470     1,842,041
                                                                       -----------    ----------    ----------
              Net earnings                                             $ 3,014,014     2,922,018     3,439,417
                                                                       ===========    ==========    ==========
Basic earnings per share                                               $       .77           .74           .88
                                                                       ===========    ==========    ==========
Weighted-average hares outstanding                                       3,924,573     3,924,573     3,924,573
                                                                       ===========    ==========    ==========

See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

   Consolidated Statements of Stockholders' Equity and Comprehensive Income

                 Years ended December 31, 2000, 1999, and 1998

                                                                      Common stock       Additional
                                                   Comprehensive   -------------------    paid-in     Retained
                                                      income        Shares     Amount      capital    earnings
                                                   -------------   ---------   -------   ----------  ----------
Balances at December 31, 1997                                      3,957,135   $39,571   3,707,472   22,396,461

Comprehensive income:
  Net earnings                                       $ 3,439,417          --        --          --    3,439,417
  Other comprehensive income due to unrealized
    gain on investment securities available for
    sale, net (note 9)                                   158,490          --        --          --           --
                                                     -----------
        Total comprehensive income                   $ 3,597,907
                                                     ===========
Cash dividends paid ($0.19 per share)                                     --        --          --     (758,752)
Payment of Employee Stock Ownership Plan debt                             --        --          --           --
                                                                   ---------   -------   ---------   ----------
Balances at December 31, 1998                                      3,957,135    39,571   3,707,472   25,077,126
Comprehensive income:
  Net earnings                                       $ 2,922,018          --        --          --    2,922,018
  Other comprehensive loss due to unrealized
    loss on investment securities available for
    sale, net (note 9)                                (2,168,054)         --        --          --           --
                                                     -----------
        Total comprehensive income                   $   753,964
                                                     ===========
Cash dividends paid ($0.32 per share)                                     --        --          --   (1,255,863)
                                                                   ---------   -------   ---------   ----------
Balances at December 31, 1999                                      3,957,135    39,571   3,707,472   26,743,281
Comprehensive income:
  Net earnings                                       $ 3,014,014          --        --          --    3,014,014
  Other comprehensive income due to unrealized
    gain on investment securities available for
    sale, net (note 9)                                 1,919,275          --        --          --           --
                                                     -----------
        Total comprehensive income                   $ 4,933,289
                                                     ===========
Cash dividends paid ($0.40 per share)                                     --        --          --   (1,569,829)
                                                                   ---------   -------   ---------   ----------
Balances at December 31, 2000                                      3,957,135   $39,571   3,707,472   28,187,466
                                                                   =========   =======   =========   ==========

                                                             Accumulated          Employee
                                                                other                stock
                                                            comprehensive         ownership     Treasury
                                                            income (loss)         plan debt       stock          Total
                                                            -------------        ----------     ---------      ----------
Balances at December 31, 1997                                 175,436             (56,934)      (214,599)      26,047,407

Comprehensive income:
  Net earnings                                                     --                  --             --        3,439,417
  Other comprehensive income due to unrealized
    gain on investment securities available for
    sale, net (note 9)                                        158,490                  --             --          158,490
        Total comprehensive income                                                                                     --
Cash dividends paid ($0.19 per share)                              --                  --             --         (758,752)
Payment of Employee Stock Ownership Plan debt                      --              56,934             --           56,934
                                                           ----------             -------       --------       ----------
Balances at December 31, 1998                                 333,926                  --       (214,599)      28,943,496
Comprehensive income:
  Net earnings                                                     --                  --             --        2,922,018
  Other comprehensive loss due to unrealized
    loss on investment securities available for
    sale, net (note 9)                                     (2,168,054)                 --             --       (2,168,054)
        Total comprehensive income                                                                                     --
Cash dividends paid ($0.32 per share)                              --                  --             --       (1,255,863)
                                                           ----------             -------       --------       ----------
Balances at December 31, 1999                              (1,834,128)                 --       (214,599)      28,441,597
Comprehensive income:
  Net earnings                                                     --                  --             --        3,014,014
  Other comprehensive income due to unrealized
    gain on investment securities available for
    sale, net (note 9)                                      1,919,275                  --             --        1,919,275
        Total comprehensive income                                                                                     --
Cash dividends paid ($0.40 per share)                              --                  --             --       (1,569,829)
                                                           ----------             -------       --------       ----------
Balances at December 31, 2000                                  85,147                  --       (214,599)      31,805,057
                                                           ==========             =======       ========       ==========

See accompanying notes to consolidated financial statements.



                                            AUBURN NATIONAL BANCORPORATION, INC.
                                                       AND SUBSIDIARY

                                           Consolidated Statements of Cash Flows

                                        Years ended December 31, 2000, 1999, and 1998


                                                                         2000                 1999                  1998
                                                                    ------------           -----------           ----------
Cash flows from operating activities:
Net earnings                                                        $  3,014,014            2,922,018             3,439,417
Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                                       504,555              552,602               606,127
     Net accretion of investment security
        discounts/premiums                                              (629,128)            (131,783)              (89,505)
     Provision for loan losses                                         2,622,098            2,506,090               891,030
     Provision for losses on other real estate                            55,775                   --                    --
     Deferred tax expense (benefit)                                    1,363,407             (124,482)              (84,982)
     Loans originated for resale                                     (16,432,623)         (22,725,579)          (31,294,332)
     Proceeds from sale of loans originated for resale                16,534,936           19,289,304            30,561,484
     Loss on sale of premises and equipment                               11,703                   --                    --
     Gain on sale of investment securities                               (59,311)                  --               (14,277)
     Gain on sale of other real estate                                      (265)             (11,921)                   --
     Increase in interest receivable                                    (802,558)            (583,664)             (346,662)
     Increase in other assets                                         (1,898,263)            (446,867)             (441,377)
     Increase (decrease) in interest payable                           1,004,664              472,057              (151,352)
     Increase (decrease) in accrued expenses
        and other liabilities                                            172,036             (326,080)               98,924
                                                                    ------------          -----------           -----------
              Net cash provided by operating activities                5,461,040            1,391,695             3,174,495
                                                                    ------------          -----------           -----------
Cash flows from investing activities:
   Proceeds from sales of investment securities
     available for sale                                                2,979,308                   --             4,970,085
   Proceeds from sale of investment security held
     to maturity                                                         235,314                   --                    --
   Proceeds from maturities/calls/paydowns of investment
     securities held to maturity                                       6,035,356            2,522,426             6,844,848
   Purchases of investment securities held to maturity               (22,516,052)          (4,363,679)             (425,000)
   Proceeds from maturities/calls/paydowns of
     investment securities available for sale                          9,480,528           17,494,430            17,689,859
   Purchases of investment securities available for sale             (26,189,957)         (25,322,726)          (45,581,599)
   Net increase in loans                                              (6,702,813)         (40,789,869)          (32,668,792)
   Purchases of premises and equipment                                  (198,444)            (368,095)             (359,187)
   Proceeds from sale of premises and equipment
    and other real estate                                              1,523,417              269,222                    --
   Additions to rental property                                          (22,306)              (5,070)              (48,094)
   Net decrease (increase) in interest-earning
    deposits  with other banks                                           823,627           (1,136,171)            1,589,382
   Investment in FHLB stock                                              (93,600)            (544,100)             (889,300)
                                                                    ------------          -----------           -----------
              Net cash used in investing activities                  (34,645,622)         (52,243,632)          (48,877,798)
                                                                    ------------          -----------           -----------
Cash flows from financing activities:
   Net increase in noninterest-bearing deposits                        4,424,743            4,143,521             2,085,830
   Net increase in  interest-bearing deposits                         16,494,697           57,073,483             7,440,933
   Net (decrease) increase in securities sold
    under agreements to repurchase                                    (1,477,824)          (7,077,619)           11,670,497
   Borrowings from  FHLB                                              13,000,000           21,000,000            25,000,000
   Repayments to FHLB                                                (11,118,250)          (5,118,250)           (5,118,256)
 Repayments of  other borrowed funds                                     (22,255)             (21,163)              (20,136)
 Dividends paid                                                       (1,569,829)          (1,255,863)             (758,752)
                                                                    ------------          -----------           -----------
              Net cash provided by financing activities               19,731,282           68,744,109            40,300,116
                                                                    ------------          -----------           -----------
              Net (decrease) increase in cash and
               cash equivalents, carried forward                    $ (9,453,300)          17,892,172            (5,403,187)
                                                                    ============          ===========           ===========



         See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                Years ended December 31, 2000, 1999, and 1998

                                                      2000                 1999                   1998
                                                   -----------           ----------            ----------
Net (decrease) increase in cash and
 cash equivalents, brought forward                 $(9,453,300)          17,892,172            (5,403,187)

Cash and cash equivalents at beginning of year      27,372,397            9,480,225            14,883,412
                                                   -----------           ----------            ----------
Cash and cash equivalents at end of year            17,919,097           27,372,397             9,480,225
                                                   ===========           ==========            ==========

Supplemental information on cash payments:

  Interespaid                                      $16,637,437           12,877,108            11,340,318
                                                   ===========           ==========            ==========

  Income taxes paid                                $   770,411            2,163,538             2,161,351
                                                   ===========           ==========            ==========

Supplemental information on noncash transactions:

  Loans transferred to other real estate           $ 1,943,024              767,001                    --
                                                   ===========           ==========            ==========

  Loans to facilitate the sale of
   other real estate                               $    27,500                   --                    --
                                                   ===========           ==========            ==========

   See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


(1) Summary of Significant Accounting Policies

    Auburn National Bancorporation, Inc. (the "Company") provides a full range of banking services to individual and corporate customers in Lee County, Alabama and surrounding counties through its subsidiary, AuburnBank (the "Bank"). The Company and Bank are subject to competition from other financial institutions. The Company and Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Company does not have any segments other than banking that are considered material.

    The accounting policies followed by the Company and its subsidiary and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. Certain principles which significantly affect the determination of financial position, results of operations and cash flows are summarized below.

    (a) Basis of Financial Statement Presentation

        The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties that serve as collateral.

        Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

                       December 31, 2000, 1999, and 1998

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

   (d)  Investment Securities

        The Company and Bank account for investment securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities whereby investment securities are classified in one of three portfolios:
        (i) trading account securities, (ii) held to maturity securities, and
        (iii) securities available for sale. Trading account securities are to be stated at fair value. The Company and Bank do not have trading account securities. Investment securities held to maturity are those for which the Company and Bank have both the intent and ability to hold until maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effects, until realized.

        Accretion of discounts and amortization of premiums are calculated on the effective interest method over the anticipated life of the security, taking into consideration prepayment assumptions. Gains and losses from the sale of investment securities are computed under the specific identification method.

        A decline in the fair value below cost of any available for sale or held to maturity security that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

        The Bank uses interest rate swaps, caps, and floors as part of its overall interest rate risk management. Any premiums or discounts arising from the use of interest rate contracts are deferred and amortized over the lives of the interest rate contracts as an adjustment to interest income or expense. Interest income or expense related to interest rate swaps, caps, and floors is recorded over the life of the agreement as an adjustment to interest income or expense.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

   (e)  Loans

        Loans are stated at principal amounts outstanding. Interest on loans is credited to income on the simple interest method.

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

        The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Under the provisions of SFAS No. 114 and No. 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, unless the loan is collateral-dependent, for which the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

        The Bank originates mortgage loans to be held for sale only for loans that have been pre-approved by the investor. The Bank bears minimal interest rate risk on these loans. Such loans are stated at the lower of cost or aggregate fair value.

   (f)  Allowance for Loan Losses

        The amount of provision for loan losses charged to earnings is based on actual loss experience, periodic specific reviews of significant and nonperforming loan relationships, and management's evaluation of the loan portfolio under current economic conditions. Loans are examined for credit quality, documentation, and financial information annually by a qualified non-employee loan review examiner. Such provisions, adjusted for loan charge-offs and recoveries, comprise the allowance for loan losses. Provision amounts are largely determined based on loan classifications determined through credit quality reviews using estimated loss factors based on historical loss experience. Such loss factors are adjusted periodically based on changes in loss experience.

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

                       December 31, 2000, 1999, and 1998

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

        Interest rate swaps, purchased floors, and purchased caps are accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in fair values of the swaps, purchased floors, or purchased caps are not recorded in the consolidated statements of earnings because these agreements are being treated as a synthetic alteration of the designated assets or liabilities. The Bank considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or finite pool of assets or liabilities; (ii) there is a high correlation at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability; and (iv) the swap term is less than or equal to the remaining term of the designated asset or liability. The criteria for consideration of a floor or cap as a synthetic alteration of an asset or liability are generally the same as those for a swap arrangement.

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

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

   (l)  Earnings per Share

        Basic earnings per share are computed on the weighted-average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company reserved 75,000 shares of common stock in May 1994 for issuance under stock option plans; however, no options have been granted as of December 31, 2000; thus, there are no potential common shares that would result in diluted earnings per share.

   (m)  Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has determined that the impact of SFAS No. 133 on the Company's financial statements upon adoption will not be material.

        In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect a material impact on its financial statements as a result of adopting SFAS No. 140.

   (n)  Reclassifications

        Certain of the 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.


(2)  Cash and Due from Banks

     The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve Board requirements. The amounts of those required balances as of December 31, 2000 and 1999 were approximately $3,632,000 and $3,573,000, respectively.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(3)  Investment Securities

     The amortized cost and approximate fair value of investment securities at December 31, 2000, were as follows:

                                                                         Gross         Gross
                                                         Amortized     unrealized    unrealized    Approximate
                                                            cost         gains         losses      fair value
                                                        ----------     -----------   ----------   -------------
Investment securities held
to maturity:
  U.S. government agencies,
   excluding mortgage-backed
   securities                                           $ 14,930,429     221,545        99,448     15,052,526
  State and political subdivisions                           674,000         790            --        674,790
  Collateralized mortgage
   obligations                                             5,323,865     135,821            --      5,459,686
  Mortgage-backed securities                               5,971,271      54,274         3,636      6,021,909
                                                        ------------     -------       -------     ----------
                                                        $ 26,899,565     412,430       103,084     27,208,911
                                                        ============     =======       =======     ==========
Investment securities available for
 sale:
  U.S. government agencies,
   excluding mortgage-backed
   securities                                          $ 25,350,900      375,771       145,937     25,580,734
  State and political subdivisions                          841,132         8,13         1,132        848,163
  Collateralized mortgage
   obligations                                           38,653,011      267,260       365,933     38,554,338
  Mortgage-backed securities                             19,843,886      139,016       135,294     19,847,608
                                                       ------------      -------       -------     ----------
                                                       $ 84,688,929      790,210       648,296     84,830,843
                                                       ============      =======       =======     ==========

      The amortized cost and approximate fair value of investment securities at December 31, 2000, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                                                       Amortized     Approximate
                                                                                          cost       fair value
                                                                                     -----------     -----------
Investment securities held to maturity:
  Due after five years through ten years                                              $ 2,925,000      2,979,688
  Due after ten years                                                                  12,679,429     12,747,628
  Mortgage-backed securities                                                            5,971,271      6,021,909
  Collateralized mortgage obligations                                                   5,323,865      5,459,686
                                                                                      -----------     ----------
      Total                                                                           $26,899,565     27,208,911
                                                                                      ===========     ==========
Investment securities available for sale:
  Due in one year or less                                                             $   102,113        102,166
  Due after one year through five years                                                 8,494,121      8,530,995
  Due after five years through ten years                                               17,595,798     17,795,736
                                                                                     ------------     ----------
      Subtotal                                                                         26,192,032     26,428,897

  Mortgage-backed securities                                                           19,843,886     19,847,608
  Collateralized mortgage obligations                                                  38,653,011     38,554,338
                                                                                     ------------     ----------
      Total                                                                          $ 84,688,929     84,830,843
                                                                                     ============     ==========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

      The amortized cost and approximate fair value of investment securities at December 31, 1999, were as follows:

                                                                             Gross                Gross
                                                      Amortized            unrealized           unrealized            Approximate
                                                         cost                 gains                losses              fair value
                                                      ---------            ----------           ----------            -----------
Investment securities held to maturity:
  U.S. government agencies, excluding
    mortgage-backed securities                        $ 4,508,340                --                 273,663             4,234,677
  State and political subdivisions                        731,000                --                   2,788               728,212
  Mortgage-backed securities                            4,829,114               344                 103,280             4,726,178
                                                      -----------            ------              ----------            ----------
                                                      $10,068,454               344                 379,731             9,689,067
                                                      ===========            ======              ==========            ==========
Investment securities available for sale:
  U.S. government agencies, excluding
    mortgage-backed securities                        $18,799,688                --                 928,205            17,871,483
  State and political subdivisions                        844,838                --                     149               844,689
  Collateralized mortgage obligations                  27,377,487            54,375               1,486,747            25,945,115
  Mortgage-backed securities                           20,846,931                --                 709,000            20,137,931
  Commercial paper                                      2,987,154            12,846                      --             3,000,000
                                                       ----------            ------              ----------            ----------
                                                      $70,856,098            67,221               3,124,101            67,799,218
                                                      ===========            ======              ==========            ==========

   During the fourth quarter of 2000, the Company sold a held to maturity security with an amortized cost of $229,335 for a realized gain of $5,979. The Company sold the security in anticipation of a call that occurred in early 2001. The Company also recognized a gain of $8,449 during 2000 as a result of a call of a held to maturity security. There were no sales of investment securities held to maturity during the years ended December 31, 1999 and 1998. Proceeds from the sale of investment securities available for sale during the year ended December 31, 2000 were $2,979,308. There were no sales of investment securities available for sale during the year ended December 31, 1999. Proceeds from sales of investment securities available for sale were $4,970,085 for the year ended December 31, 1998. Gross gains of $44,883 and $14,277 were realized on the sales for the years ended December 31, 2000 and 1998, respectively.

   Investment securities with an aggregate carrying value of $90,132,664 and $72,483,891 at December 31, 2000 and 1999, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

   The Company maintains a diversified investment portfolio, including held to maturity and available-for-sale securities, with limited concentration in any given region, industry, or economic characteristic. Investments in municipal governments are made throughout the U.S. with no concentration in any individual state.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

     Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $2,426,600 and $2,333,000 at December 31, 2000 and 1999, respectively.

(4)  Loans

     At December 31, 2000 and 1999, the composition of the loan portfolio was as follows:

                                                                       2000                    1999
                                                                      ------                  ------
Commercial, financial, and agricultural                            $ 71,635,701              77,235,951
Real estate - construction:
  Commercial                                                          9,883,178              16,590,881
  Residential                                                         4,973,335               5,653,018
Real estate - mortgage:
  Commercial                                                         89,464,559              75,284,566
  Residential                                                        60,128,006              58,350,503
Real estate - held for sale                                           7,533,780               7,636,093
Consumer installment                                                 18,910,498              19,855,248
                                                                    -----------             -----------
      Total loans                                                   262,529,057             260,606,260

Less allowance for loan losses                                        3,634,442               3,774,523
                                                                    -----------             -----------
      Loans, net                                                   $258,894,615             256,831,737
                                                                   ============             ===========

     During 2000 and 1999, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2000 and 1999 amounted to $5,576,841 and $10,305,953, respectively. The change from 1999 to 2000 reflects payments of $10,169,055 and advances of $5,439,943. In management's opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

     A summary of the transactions in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                                   2000                1999               1998
                                                                  ------              ------             ------
Balance at beginning of year                                  $ 3,774,523             2,808,307          2,125,104
Provision charged to earnings                                   2,622,098             2,506,090            891,030
Loan recoveries                                                   352,762                91,046            105,901
Loans charged off                                              (3,114,941)           (1,630,920)          (313,728)
                                                              -----------            ----------          ---------
Balance at end of year                                        $ 3,634,442             3,774,523          2,808,307
                                                              ===========            ==========          =========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

      At December 31, 2000 and 1999, the Company had $8,355,841 and $5,177,329,
      respectively, of impaired loans. Impaired loans at December 31, 2000 and 1999 in the amount of $7,149,512 and $5,177,329, respectively, have a related valuation allowance of $528,967 and $345,496 at December 31, 2000 and 1999, respectively. Impaired loans at December 31, 2000 in the amount of $1,206,329 have no related valuation allowance.

      For the years ended December 31, 2000, 1999, and 1998, the average recorded investment in impaired loans was $7,482,538, $4,368,233, and $2,370,393, respectively. The amount of interest income on impaired loans recognized during 2000 and 1998 amounted to $94,519 and $21,154, respectively. No interest income was recognized on impaired loans in 1999.

      Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $7,819,055 and $6,343,282 at December 31, 2000 and 1999, respectively. Nonaccrual loans were $7,792,049, $6,074,985, and $4,593,108 at December 31, 2000, 1999, and
      1998, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $826,000, $428,000, and $183,000 in 2000, 1999, and 1998, respectively.

      The Company had $874,000 and $510,000 in real estate acquired by foreclosure at December 31, 2000 and 1999, respectively.

      The Company's loan servicing portfolio consisted of 930 loans with an outstanding balance of $72,770,862, 908 loans with an outstanding balance of $70,284,016, and 869 loans with an outstanding balance of $65,661,064, as of December 31, 2000, 1999, and 1998, respectively.

(5)   Premises and Equipment

      Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                                             2000                    1999
                                                                            ------                  ------
      Land                                                               $  407,747                 407,747
      Buildings                                                           2,840,166               2,827,055
      Furniture, fixtures, and equipment                                  3,657,449               3,577,102
                                                                         ----------               ---------
            Total premises and equipment                                  6,905,362               6,811,904

      Less accumulated depreciation                                       3,779,217               3,463,687
                                                                         ----------               ---------
                                                                         $3,126,145               3,348,217
                                                                         ==========               =========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(6)   Interest-Bearing Deposits

      At December 31, 2000 and 1999, the composition of interest-bearing deposits was as follows:

                                                                             2000                    1999
                                                                            ------                  ------
      NOW, Super NOW, and Automatic Transfer Service                    $ 36,894,488              33,987,050
      Money market                                                        62,495,846              59,218,864
      Savings                                                             11,667,452              11,493,379
      Certificates of deposit under $100,000                              81,173,709              72,516,621
      Certificates of deposit and other time
        deposits of $100,000 and over                                     80,117,253              78,638,137
                                                                        ------------             -----------
                                                                        $272,348,748             255,854,051
                                                                        ============             ===========

      Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $4,543,000, $3,147,000, and $2,187,000 in 2000, 1999, and 1998, respectively.

      The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 2000.

           Years ending
           December 31,
           ------------
               2001                             $41,920,129
               2002                               6,628,756
               2003                               5,876,295
               2004                              11,765,454
               2005                               3,961,619
               Thereafter                         9,965,000
                                                -----------
                                                $80,117,253
                                                ===========

      During 2000 and 1999, certain executive officers and directors of the Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits to these persons at December 31, 2000 and 1999 amounted to $4,312,433 and $4,076,791, respectively.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(7)  Securities Sold Under Agreements to Repurchase

     The securities sold under agreements to repurchase at December 31, 2000 and 1999 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under agreements to repurchase as of and for the years ended December 31, 2000, 1999, and 1998.

                                                                 2000               1999               1998
                                                                ------             ------             ------
      Weighted-average borrowing rate at year-end                   5.95%              5.30%              4.99%
                                                              ==========         ==========         ==========
      Weighted-average borrowing rate during
        the year                                                    6.69%              4.92%              4.96%
                                                              ==========         ==========         ==========
      Average daily balance during the year                   $4,678,000          6,832,000          4,554,000
                                                              ==========         ==========         ==========
      Maximum month-end balance during the year               $6,746,000         13,548,000         12,944,000
                                                              ==========         ==========         ==========


(8)   Other Borrowed Funds

      Other borrowed funds at December 31, 2000 and 1999 consisted of the following:

                                                     Maturity                 Interest
                                                       date                     rate            2000               1999
                                                    ----------               ----------        ------             ------
Federal Home Loan Bank borrowings                   January 2000               5.98%         $        --           3,000,000
                                                    January 2001               5.87            5,000,000           5,000,000
                                                    March 2003                 5.79              225,000             325,000
                                                    February 2004              4.88            5,000,000           5,000,000
                                                    January 2008               5.46            5,000,000           5,000,000
                                                    March 2008                 5.51            5,000,000           5,000,000
                                                    June 2008                  5.51           10,000,000          10,000,000
                                                    April 2009                 5.26            5,000,000           5,000,000
                                                    August 2009                4.95                   --           8,000,000
                                                    February 2010              5.80            8,000,000                  --
                                                    November 2010              5.89            5,000,000                  --
                                                    February 2017              6.64              296,505             314,755

Notes payable                                       June 2004                  3.00               11,972              17,240
                                                    June 2004                  5.08              187,063             204,050
                                                                                             -----------          ----------
                                                                                             $48,720,540          46,861,045
                                                                                             ===========          ==========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


      Required annual principal payments on long-term debt for the five years subsequent to December 31, 2000 are as follows:

             2001                     $ 5,023,124
             2002                          24,434
             2003                         246,042
             2004                       5,130,435
             2005                              --
             Thereafter                38,296,505
                                      -----------
                 Total                $48,720,540
                                      ===========

      The Bank has a $63,810,000 available line of credit from the FHLB which is reviewed annually by the FHLB. The above advances are against this line of credit. Interest expense on FHLB advances was $2,467,523, $2,118,189, and $1,386,924 in 2000, 1999, and 1998, respectively. All interest rates on outstanding advances are fixed interest rates. The advances and line of credit are collateralized by the Bank's investment in the stock of the FHLB and all first mortgage residential loans, which are sufficient to draw the full line of credit.


(9)   Comprehensive Income

      The following table sets forth the amounts of other comprehensive income included in stockholders' equity along with the related tax effect for the years ended December 31, 2000, 1999, and 1998.

                                                                               Tax                 Net of
                                                        Pretax              (expense)               tax
                                                        amount               benefit               amount
                                                       -------              ---------              ------
2000
   Net unrealized holding gains on
       investment securities available
       for sale arising during the year                $3,243,677           (1,297,472)            1,946,205
   Reclassification adjustment
       for net gains on sales of
       available for sale securities
       realized in net income                              44,883              (17,953)                6,930
                                                       ----------           ----------             ---------
   Other comprehensive income                          $3,198,794           (1,279,519)            1,919,275
                                                       ==========           ==========             =========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


                                                                                    Tax                  Net of
                                                             Pretax               (expense)               tax
                                                             amount                benefit               amount
                                                         ------------             ---------            ------------
1999
   Net unrealized holding losses on
       investment securities available
       for sale arising during the year                  $(3,613,423)             1,445,369              (2,168,054)
   Reclassification adjustment
       for net gains realized in net
       income                                                     --                     --                      --
                                                         -----------              ---------              ----------

   Other comprehensive loss                              $(3,613,423)             1,445,369              (2,168,054)
                                                         ===========              =========              ==========

1998
   Net unrealized holding gains on
       investment securities available
       for sale arising during the year                  $   278,426               (111,370)                167,056
   Reclassification adjustment for
       net gains realized in net income                       14,277                 (5,711)                  8,566
                                                         -----------              ---------              ----------

   Other comprehensive income                            $   264,149               (105,659)                158,490
                                                         ===========              =========              ==========

(10) Income Tax Expense

     Total income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 was allocated as follows :



                                                               2000          1999          1998
                                                             --------      ---------      ------
Income from continuing operations                           $1,432,279     1,559,470      1,842,041
                                                            ==========    ==========      =========
Stockholders' equity, for accumulated other
 comprehensive income (loss)                                $1,279,519    (1,445,369)       105,659
                                                            ==========    ==========      =========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

For the years ended December 31, 2000, 1999, and 1998 the components of income tax expense were as follows:


                                                               2000       1999           1998
                                                            ---------   ---------      ---------
Current income tax expense:
 Federal                                                  $    68,872   1,682,584      1,760,302
 State                                                             --       1,368        166,721
                                                          -----------   ---------      ---------
      Total                                                    68,872   1,683,952      1,927,023
                                                          -----------   ---------      ---------

Deferred income tax expense (benefit):
 Federal                                                    1,354,103    (111,107)       (75,526)
 State                                                          9,304     (13,375)        (9,456)
                                                          -----------   ---------      ---------
      Total                                                 1,363,407    (124,482)       (84,982)
                                                          -----------   ---------      ---------

                                                          $ 1,432,279   1,559,470      1,842,041
                                                          ===========   =========      =========

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34 percent to pretax earnings as follows:

                                                               2000       1999           1998
                                                          -----------   ---------      ---------

Income tax expense at statutory rate                      $1,511,740    1,523,706      1,795,696
Increase (decrease) resulting from:
 Tax-exempt interest                                         (16,829)     (26,895)       (36,625)
 State income taxes net of Federal
   income tax effect                                           6,141       (7,925)       103,795
 Decrease in valuation allowance
   for deferred tax assets                                        --       (6,423)        (1,533)
 Dividends received deduction                                (40,435)     (11,305)        (8,201)
 Other                                                       (28,338)      88,312        (11,091)
                                                           ---------    ---------      ---------
                                                          $1,432,279    1,559,470      1,842,041
                                                          ==========    =========      =========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                                  2000            1999
                                                                              ------------     ----------
Deferred tax assets:
 Loans, principally due to allowance for loan losses                          $    857,724       918,679
 Unrealized loss on investment securities
   available for sale                                                                  --      1,222,752
 Other                                                                             37,632         18,733
                                                                              -----------      ---------
      Total gross deferred tax assets before
        valuation allowance                                                       895,356      2,160,164

 Valuation allowance                                                                   --             --
                                                                              -----------      ---------
      Total deferred tax assets                                                   895,356      2,160,164
                                                                              -----------      ---------
Deferred tax liabilities:
 Premises and equipment, principally due
   to differences in depreciation                                                 101,854        134,491
 Investments, principally due to discount accretion                               278,004         90,674
 FHLB stock dividend                                                               16,758         18,118
 Prepaid expenses                                                                  82,459         64,827
 Loans, principally due to differences in
   deferred loan fees                                                              61,464         58,492
 Unrealized gain on investment securities
   available for sale                                                              56,767             --
 Deferred REIT income                                                           1,279,019             --
 Other                                                                              3,251        134,856
                                                                              -----------      ---------
      Total deferred tax liabilities                                            1,879,576        501,458
                                                                              -----------      ---------
      Net deferred tax (liability) asset                                      $  (984,220)     1,658,706
                                                                              ===========      =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(11)  Retirement Plans

      The Bank has a defined contribution retirement plan that covers substantially all employees. Participants become 20 percent vested in their accounts after two years of service and 100 percent vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $91,611, $75,648, and $125,865 in 2000, 1999, and 1998, respectively.


(12)  Off-Balance-Sheet Risk and Contingent Liabilities

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and financial guarantees. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements. The Company also uses derivative instruments in managing the Bank's interest rate exposure.

      The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      The financial instruments whose contract amounts represent credit risk as of December 31, 2000 are as follows:

           Commitments to extend credit         $32,193,000
           Standby letters of credit            $ 6,849,000

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

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

      The Bank enters into interest rate protection contracts to help manage the Bank's interest rate exposure. These contracts include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with the movements in interest rates. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. The notional principal amount related to these contracts was $35,000,000 at December 31, 2000. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank's overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Although none of the interest rate protection agreements are traded on any organized exchange, the Company believes that an active secondary market exists for such contracts.

      In February 1995, the Bank entered into two interest rate floors with respect to $20,000,000 in variable rate loans. These agreements allow the Bank to receive interest payments based on three-month LIBOR should the floor rate fall below 5.00% and 6.00%, respectively. The agreements required the Bank to pay a fixed amount of $26,000 and $76,500, respectively, upon consummation of the agreements. The purpose of these contracts was to reduce interest rate exposure to variable assets in a low interest rate environment. These contracts were terminated during February 2000.

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

      In February 2000, the Bank entered into an interest rate swap with respect to $20,000,000 in variable rate loans. This agreement allows the Bank to receive fixed-interest payments at 9.80% per annum and to pay a variable rate equal to prime. The purpose of these contracts was to reduce interest rate exposure to variable assets in a low-interest rate environment.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

     The following table summarizes information on interest rate swaps at December 31, 2000:

                                                INTEREST RATE PROTECTION CONTRACTS

                                                                                   Weighted-average
                                                     (In Thousands)                rate during year      Weighted-
                                         -------------------------------------    -----------------       average
                                           Notional    Carrying     Estimated                            remaining
                                            amount      value      fair value     Received     Paid     life (years)
                                         ------------  --------    ----------     --------     ----     ------------

Swaps:
 One year or less                           $10,000          --           (29)        5.44%    6.47%            .25
 Over one year through
  five years                                 10,000          --           257         9.80     9.32            2.19
 Over one year through
  five years                                  5,000          --           (34)        5.68     6.44            3.29
 Over five years through
  ten years                                   5,000          --            (3)        7.25     6.43            8.81
 Over ten years                               5,000          --            (8)        7.75     6.46           13.80
                                            -------        -----         ----
                                            $35,000          --           183
                                            =======        =====         ====

     All interest rate protection contracts above reprice quarterly. Interest rates on variable rate derivative products held by the Bank are derived from the three-month LIBOR rate and prime.

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

                       December 31, 2000, 1999, and 1998


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

                       December 31, 2000, 1999, and 1998


   (g) Long-term Borrowings

       The fair value of the Company's fixed rate long-term debt is estimated using discounted cash flows based on estimated current market rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate long-term debt approximates its fair value.

       The carrying value and estimated fair value of the Company's financial instruments at December 31, 2000 and 1999 are as follows (in thousands):


                                                          2000                        1999
                                                 ------------------------     ------------------------
                                                  Carrying     Estimated      Carrying      Estimated
                                                   amount      fair value      amount       fair value
                                                 ---------     ----------     --------      ----------
Financial assets:
 Cash and short-term investments                 $ 18,365        18,365        28,642         28,642
                                                 ========       =======       =======        =======
 Investment securities                           $111,730       112,040        77,868         77,488
                                                 ========       =======       =======        =======
 Loans, net of allowance
  for loan losses                                $258,895       262,138       256,832        255,268
                                                 ========       =======       =======        =======
Financial liabilities:
 Deposits                                        $315,641       316,390       294,722        293,840
                                                 ========       =======       =======        =======
 Short-term borrowings                           $  4,389         4,389         5,866          5,866
                                                 ========       =======       =======        =======
 Long-term borrowings                            $ 48,721        46,236        46,861         42,116
                                                 ========       =======       =======        =======
Off-balance sheet financial
 instruments:
  Interest rate contracts:
   Swaps                                         $     --           183            --           (676)
   Caps and floors                                     --            --             3             --
                                                 --------       -------        ------        -------
                                                 $     --           183             3           (676)
                                                 ========       =======        ======        =======

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

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


   Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and Bank meet all capital adequacy requirements to which they are subject.

   As of December 31, 2000, based on its most recent notification, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

   The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2000 and 1999 are as follows (dollars in thousands):

                                                                               Minimum          Minimum to be well
                                                                             for capital         capitalized under
                                                                               adequacy          prompt corrective
                                                           Actual              purposes          action provisions
                                                    -----------------    -----------------    --------------------
                                                      Amount    Ratio      Amount    Ratio       Amount      Ratio
                                                    -----------------    -----------------    --------------------
Auburn National Bancorporation, Inc.
As of December 31, 2000
  Total capital (to risk-weighted
   assets)                                           $35,200    12.65%    $22,263      8%       N/A        N/A
  Tier I risk-based capital (to risk-
   weighted assets)                                   31,720    11.40      11,132      4        N/A        N/A
  Tier I leverage capital (to
   average assets)                                    31,720     7.85      16,160      4        N/A        N/A

 As of December 31, 1999
  Total capital (to risk-weighted
   assets)                                           $33,637    12.53%    $21,477      8%       N/A        N/A
  Tier I risk-based capital (to risk-
   weighted assets)                                   30,276    11.28      10,739      4        N/A        N/A
  Tier I leverage capital (to
   average assets)                                    30,276     8.02      13,101      4        N/A        N/A

AuburnBank
 As of December 31, 2000
  Total capital (to risk-weighted
   assets)                                           $33,182    12.01%    $22,112      8%     $27,640      10%
  Tier I risk-based capital (to risk-
   weighted assets)                                   29,725    10.75      11,056      4       16,584       6
  Tier I leverage capital (to
   average assets)                                    29,725     7.39      16,080      4       20,100       5

 As of December 31, 1999
  Total capital (to risk-weighted
   assets)                                           $31,564    11.84%    $21,318      8%     $26,648      10%
  Tier I risk-based capital (to risk-
   weighted assets)                                   28,228    10.59      10,659      4       15,989       6
  Tier I leverage capital (to
   average assets)                                    28,228     7.52      15,015      4       18,769       5

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(15)  Dividends from Subsidiary

      Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year's earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2000, the Bank could have declared dividends of approximately $8,137,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $21,673,000 of the Company's investment in the Bank was restricted from transfer in the form of dividends.


(16)  Supplemental Information

      Components of other noninterest income exceeding one percent of revenues for any of the years in the three-year period ended December 31, 2000, included merchant discounts and fees on MasterCard and Visa sales of $1,003,988, $656,187, and $391,315 in 2000, 1999, and 1998, respectively;
      and, NSF and overdraft charges of $1,030,928, $854,578, and $717,052 in 2000, 1999, and 1998, respectively. Also included were servicing fees of $193,375, $191,310, and $176,522 in 2000, 1999, and 1998, respectively;
      and, rental income of $144,232, $145,232, and $150,623 in 2000, 1999, and
      1998 respectively.

      Components of other noninterest expense exceeding one percent of revenues for any of the years in the three-year period ended December 31, 2000, included professional fees of $355,922, $405,197, and $254,981 in 2000, 1999, and 1998, respectively. Also included were marketing expenses of $203,201, $165,565, and $184,512 in 2000, 1999, and 1998, respectively;
      rental property expenses of $243,673, $246,273, and $238,570 in 2000,
      1999, and 1998, respectively; and, MasterCard and Visa processing fees of $1,044,257, $650,061, and $371,361 in 2000, 1999, and 1998, respectively.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

(17) Parent Company Financial Information

     The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:


                              Parent Company Only
                            Condensed Balance Sheets
                           December 31, 2000 and 1999

                  Assets                                2000         1999
                                                   -----------   ----------
Cash and due from banks                            $   195,507      217,142
Investment securities held to maturity                 281,112      330,686
Investment in bank subsidiary                       29,810,287   26,393,501
Premises and equipment, net                             16,429       23,976
Rental property                                      1,594,168    1,667,604
Other assets                                           135,229      149,985
                                                   -----------   ----------
      Total assets                                 $32,032,732   28,782,894
                                                   ===========   ==========

      Liabilities and Stockholders' Equity

Other borrowed funds                               $   199,035      221,290
Accrued expenses and other liabilities                  28,640      120,007
                                                   -----------   ----------
      Total liabilities                                227,675      341,297
                                                   -----------   ----------

Stockholders' equity:
 Preferred stock of $.01 par value; authorized
   200,000 shares; issued shares - none                     --           --
 Common stock of $.01 par value; authorized
   8,500,000 shares; issued 3,957,135 shares            39,571       39,571
 Additional paid-in capital                          3,707,472    3,707,472
 Retained earnings                                  28,187,466   26,743,281
 Accumulated other comprehensive income (loss)          85,147   (1,834,128)
Less:
 Treasury stock, 32,562 shares, at cost               (214,599)    (214,599)
                                                   -----------   ----------
      Total stockholders' equity                    31,805,057   28,441,597
                                                   -----------   ----------

      Total liabilities and stockholders' equity   $32,032,732   28,782,894
                                                   ===========   ==========

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

                              Parent Company Only
                       Condensed Statements of Earnings
                 Years Ended December 31, 2000, 1999, and 1998

                                                          2000           1999           1998
                                                        ---------      ---------      ---------
Income:
 Cash dividends from bank subsidiary                   $1,660,000        855,000        385,000
 Interest on investment securities:
  Taxable                                                     742          1,250          1,764
  Tax-exempt                                               16,761         28,246         34,982
 Other income                                             510,621        688,799        640,358
                                                       ----------      ---------      ---------
     Total income                                       2,188,124      1,573,295      1,062,104
                                                       ----------      ---------      ---------
Expense:
 Interest on borrowed funds                                12,953         13,568         19,347
 Net occupancy expense                                     12,543         21,134         24,819
 Salaries and benefits                                    373,547        317,082        332,685
 Other                                                    369,420        362,411        341,021
                                                       ----------      ---------      ---------
     Total expense                                        768,463        714,195        717,872
                                                       ----------      ---------      ---------
     Earnings before income tax
      benefit and equity in
      undistributed earnings of
      subsidiary                                        1,419,661        859,100        344,232

Applicable income tax benefit                             (96,842)        (7,965)       (27,222)
                                                       ----------      ---------      ---------
     Earnings before equity in
      undistributed earnings of
      subsidiary                                        1,516,503        867,065        371,454

Equity in undistributed earnings of
 bank subsidiary                                        1,497,511      2,054,953      3,067,963
                                                       ----------      ---------      ---------
     Net earnings                                      $3,014,014      2,922,018      3,439,417
                                                       ==========      =========      =========

                               AUBURN NATIONAL BANCORPORATION, INC.
                                          AND SUBSIDIARY

                             Notes to Consolidated Financial Statements

                                   December 31, 2000, 1999, and 1998

                                         Parent Company Only
                                 Condensed Statements of Cash Flows
                            Years Ended December 31, 2000, 1999, and 1998

                                                            2000            1999            1998
                                                         ----------      ----------      ----------
Cash flows from operating activities:
 Net earnings                                           $ 3,014,014       2,922,018       3,439,417
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                            107,285         118,130         119,007
   Net undistributed earnings of
     subsidiary                                          (1,497,511)     (2,054,953)     (3,067,963)
   Decrease in other assets                                  14,756           2,361           1,892
   (Decrease) increase in other liabilities                 (91,367)         29,427         (20,111)
                                                        -----------     -----------     -----------
     Net cash provided by operating
     activities                                           1,547,177       1,016,983         472,242
                                                        -----------     -----------     -----------
Cash flows from investing activities:
 Proceeds from paydowns of investment
  securities held to maturity                                 4,574           6,542           5,993
 Proceeds from calls of investment securities
  held to maturity                                           45,000         305,000          45,000
 Purchase of premises and equipment                          (3,996)             --              --
 Purchase of rental property                                (22,306)         (5,070)        (48,094)
                                                        -----------     -----------     -----------
     Net cash provided by investing
     activities                                              23,272         306,472           2,899
                                                        -----------     -----------     -----------
Cash flows from financing activities:
 Decrease in other borrowed funds                           (22,255)        (21,163)        (20,136)
 Dividends paid                                          (1,569,829)     (1,255,863)       (758,752)
                                                        -----------     -----------     -----------
     Net cash used in financing activities               (1,592,084)     (1,277,026)       (778,888)
                                                        -----------     -----------     -----------
     Net (decrease) increase in cash and
     cash equivalents                                       (21,635)         46,429        (303,747)

Cash and cash equivalents at
 beginning of year                                          217,142         170,713         474,460
                                                        -----------     -----------     -----------
Cash and cash equivalents at end of year                $   195,507         217,142         170,713
                                                        ===========     ===========     ===========

(18) Quarterly Financial Data (Unaudited)

     The supplemental quarterly financial data for the years ended December 31, 2000 and 1999 is summarized as follows:


                                                                           Quarter ended
                                      ------------------------------------------------------------------------------------------
                                            March 31,              June 30,             September 30,            December 31,
                                              2000                  2000                     2000                    2000
                                      -------------------     -----------------     --------------------     -------------------
Interest income                            $7,283,195             7,470,701                7,671,102               7,801,221
Interest expense                            4,114,875             4,373,800                4,501,896               4,651,530
Net interest income                         3,168,320             3,096,901                3,169,206               3,149,691
Provision for loan losses                     315,000               495,000                1,353,000                 459,098
Net earnings                                  924,069               878,531                  345,671                 865,743
Net earnings per share - basic                   0.24                  0.22                     0.09                    0.22


                                                                             Quarter ended
                                      ------------------------------------------------------------------------------------------
                                            March 31,              June 30,             September 30,            December 31,
                                              1999                   1999                    1999                    1999
                                      -------------------     -----------------     --------------------     -------------------
Interest income                            $5,859,071             6,177,071                6,561,158               6,879,726
Interest expense                            3,024,729             3,141,030                3,386,782               3,796,624
Net interest income                         2,834,342             3,036,041                3,174,376               3,083,102
Provision for loan losses                     150,000               182,017                1,142,310               1,031,763
Net earnings                                  951,262               972,388                  483,597                 514,771
Net earnings per share - basic                   0.24                  0.25                     0.12                    0.13


                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 30th day of March, 2001.

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


              Signature                                Title                                Date
              ---------                                -----                                ----
 /S/  E. L. SPENCER, JR.                       President, CEO and                       March 30, 2001
-------------------------------------          Director
E. L. Spencer, Jr.


 /S/  C. WAYNE ALDERMAN                        Director of                              March 30, 2001
-------------------------------------          Financial Operations
C. Wayne Alderman


 /S/  TERRY W. ANDRUS                          Director                                 March 30, 2001
-------------------------------------
Terry W. Andrus


 /S/  ANNE M. MAY                              Director                                 March 30, 2001
-------------------------------------
Anne M. May


 /S/  EMIL F. WRIGHT, JR.                      Director                                 March 30, 2001
-------------------------------------
Emil F. Wright, Jr.





                      AUBURN NATIONAL BANCORPORATION, INC.

                                 EXHIBIT INDEX


    Exhibit
    Number                                 Description
---------------   -----------------------------------------------------------------------

     3.1.         Certificate of Incorporation of Auburn National Bancorporation, Inc. *

     3.2.         Bylaws of Auburn National Bancorporation, Inc. *

    10.1.         Auburn National Bancorporation, Inc. 1994 Long-Term Incentive  Plan. *

    10.2.         Lease and Equipment Purchase Agreement, dated September 15, 1987. *

    21.1.         Subsidiaries of Registrant

    23.1.         Consent of Accountants

    27.1.         Financial Data Schedule

______________________
* Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180).