Form 10-Q
period 2001-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2001-05-15
CIK 750574

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended  March 31, 2001
                                ---------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2001: 3,907,573 shares of common stock, $.01 par
                                    -------------------------------------------
value per share
---------------

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES


                                     INDEX

PART I.  FINANCIAL INFORMATION                                             PAGE
-------------------------------------------------------------------------------

Item 1   Financial Information

           Consolidated Balance Sheets as of March 31, 2001 and
           December 31, 2000                                                 3

           Consolidated Statements of Earnings for the Three Months
           Ended March 31, 2001 and 2000                                     4

           Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the Three Months Ended March 31, 2001
           and the Years Ended December 31, 2000 and 1999                    5

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000                                     6

           Notes to Consolidated Financial Statements                        7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

Item 3   Quantitative and Qualitative Disclosures About Market Risk         14

PART II. OTHER INFORMATION
--------------------------

Item 5   Other Events                                                       14

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                     March 31, 2001 and December 31, 2000
                                  (Unaudited)


                                                                                          3/31/01               12/31/00
                                                                                         ----------            ----------
                                          Assets
Cash and due from banks                                                                $ 13,499,627              8,709,097
Federal funds sold                                                                        6,094,000              9,210,000
                                                                                       ------------           ------------
          Cash and cash equivalents                                                      19,593,627             17,919,097
                                                                                       ------------           ------------
Interest-earning deposits with other banks                                                  638,488                446,144
Investment securities held to maturity (fair value
 of $21,684,441 and $27,208,911 for March 31, 2001
 and December 31, 2000, respectively)                                                    21,010,124             26,899,565
Investment securities available for sale                                                 93,640,996             84,830,843
Loans                                                                                   270,128,891            262,529,057
 Less allowance for loan losses                                                          (4,542,521)            (3,634,442)
                                                                                       ------------           ------------
          Loans, net                                                                    265,586,370            258,894,615
                                                                                       ------------           ------------
Premises and equipment, net                                                               3,203,283              3,126,145
Rental property, net                                                                      1,567,407              1,594,168
Other assets                                                                              9,707,833             10,978,676
                                                                                       ------------           ------------
          Total assets                                                                 $414,948,128            404,689,253
                                                                                       ============           ============
                           Liabilities and Stockholders' Equity
Deposits:
 Noninterest-bearing                                                                   $ 41,613,231             43,292,446
 Interest-bearing                                                                       278,977,023            272,348,748
                                                                                       ------------           ------------
           Total deposits                                                               320,590,254            315,641,194

Securities sold under agreements to repurchase                                            8,105,152              4,388,561
Other borrowed funds                                                                     48,685,246             48,720,540
Accrued expenses and other liabilities                                                    4,014,753              4,133,901
                                                                                       ------------           ------------
           Total liabilities                                                            381,395,405            372,884,196
                                                                                       ------------           ------------
Stockholders' equity:
 Preferred stock of $.01 par value; authorized
   200,000 shares; issued shares - none                                                          --                     --
 Common stock of $.01 par value; authorized 8,500,000 shares;
   issued 3,957,135 shares                                                                   39,571                 39,571
 Additional paid-in capital                                                               3,707,472              3,707,472
 Retained earnings                                                                       29,511,917             28,187,466
 Accumulated other comprehensive income                                                     691,016                 85,147
 Less treasury stock, 49,562 and 32,562 shares at March 31, 2001
   and December 31, 2000, respectively, at cost                                            (397,253)              (214,599)
                                                                                       ------------           ------------
           Total stockholders' equity                                                    33,552,723             31,805,057

                                                                                       ------------           ------------
           Total liabilities and stockholders' equity                                  $414,948,128            404,689,253
                                                                                       ============           ============

See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
                      Consolidated Statements of Earnings
              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                                             Three Months Ended March 31,
                                                                                                2001              2000
                                                                                             ----------       -----------
Interest and dividend income:
 Loans, including fees                                                                       $5,743,017         5,613,263
 Investment securities:
  Taxable                                                                                     1,913,515         1,436,406
  Tax-exempt                                                                                     12,751            14,092
 Federal funds sold                                                                              98,988           166,330
 Interest-earning deposits with other banks                                                      19,897            53,104
                                                                                             ----------        ----------
   Total interest and dividend income                                                         7,788,168         7,283,195
                                                                                             ----------        ----------
Interest expense:
 Deposits                                                                                     3,662,101         3,420,185
 Securities sold under agreements to repurchase                                                  49,063            81,220
 Other borrowings                                                                               671,922           613,470
                                                                                             ----------        ----------
   Total interest expense                                                                     4,383,086         4,114,875
                                                                                             ----------        ----------
   Net interest income                                                                        3,405,082         3,168,320
Provision for loan losses                                                                     1,235,000           315,000
                                                                                             ----------        ----------
   Net interest income after provision
    for loan losses                                                                           2,170,082         2,853,320
                                                                                             ----------        ----------
Noninterest income:
 Service charges on deposit accounts                                                            392,575           310,565
 Investment securities gains, net                                                             1,557,951            20,909
 Other                                                                                          872,517           527,652
                                                                                             ----------        ----------
   Total noninterest income                                                                   2,823,043           859,126
                                                                                             ----------        ----------
Noninterest expense:
 Salaries and benefits                                                                        1,064,241         1,091,928
 Net occupancy expense                                                                          280,959           301,039
 Other                                                                                        1,208,203           914,197
                                                                                             ----------        ----------
   Total noninterest expense                                                                  2,553,403         2,307,164
                                                                                             ----------        ----------
   Earnings before income taxes                                                               2,439,722         1,405,282
Income tax expense                                                                              864,490           481,213
                                                                                             ----------        ----------
   Earnings before cumulative effect of a
    change in accounting principle                                                            1,575,232           924,069
Cumulative effect of a change in accounting principle, net of tax                               141,677                 -
                                                                                             ----------        ----------
   Net earnings                                                                              $1,716,909           924,069
                                                                                             ==========        ==========
Basic earnings per share:
Earnings before cumulative effect of a change in accounting principle                        $     0.40              0.24
Cumulative effect of a change in accounting principle, net of tax                                  0.04                 -
                                                                                             ----------        ----------
Net earnings                                                                                 $     0.44              0.24
                                                                                             ==========        ==========
Weighted-average shares outstanding                                                           3,920,323         3,924,573
                                                                                             ==========        ==========


See accompanying notes to consolidated financial statements.

             AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
   Consolidated Statements of Stockholders' Equity and Comprehensive Income

               Years ended December 31, 2000, and 1999 and the
                       Three Months Ended March 31, 2001
                                  (Unaudited)



                                                                                          Accumu-     Em-
                                                                                           lated     ployee
                                                                                           other      stock
                                                                                          compre-     owner-
                               Compre-         Common Stock       Additional              hensive     ship
                               hensive       ------------------     paid-in    Retained    income     plan   Treasury
                               income        Shares      Amount     capital    earnings    (loss)     debt    stock       Total
                               -------       ------      ------   ----------   --------   --------  -------- --------     -----
Balances at December 31,
 1998                                      3,957,135     39,571   3,707,472   25,077,126    333,926    --   (214,599)   28,943,496
Comprehensive income:
 Net earnings                $ 2,922,018          --         --          --    2,922,018         --    --         --     2,922,018
 Other comprehensive loss
  due to unrealized
  loss on investment
  securities available for
  sale, net                   (2,168,054)         --         --          --           -- (2,168,054)   --         --    (2,168,054)
                             -----------
   Total comprehensive
    income                   $   753,964                                                                                        --
                             ===========
Cash dividends paid ($0.32
 per share)                                       --         --          --   (1,255,863)        --    --         --    (1,255,863)
                                           ---------    -------   ---------   ---------- ----------    --   --------    ----------
Balances at December 31,
 1999                                      3,957,135     39,571   3,707,472   26,743,281 (1,834,128)   --   (214,599)   28,441,597
Comprehensive income:
 Net earnings                $ 3,014,014          --         --          --    3,014,014         --    --         --     3,014,014
 Other comprehensive
  income due to unrealized
  gain on investment
  securities available for
  sale, net                    1,919,275          --         --          --               1,919,275    --         --     1,919,275
                             -----------
   Total comprehensive
    income                   $ 4,933,289                                                                                        --
                             ===========
Cash dividends paid ($0.40
 per share)                                       --         --          --   (1,569,829)        --    --         --    (1,569,829)
                                           ---------    -------   ---------   ---------- ----------    --   --------    ----------
Balances at December 31,
 2000                                      3,957,135    $39,571   3,707,472   28,187,466     85,147    --   (214,599)   31,805,057

Comprehensive income:
 Net earnings                $ 1,716,909          --         --          --    1,716,909         --    --         --     1,716,909
 Other comprehensive
  income due to unrealized
  gain on investment
  securities available for
  sale, net                      605,869          --         --          --                 605,869    --         --       605,869
                             -----------
   Total comprehensive
    income                   $ 2,322,778                                                                                        --
                             ===========
Cash dividends paid ($0.10
 per share)                                       --         --          --     (392,458)        --    --         --      (392,458)
Purchase of Treasury stock
 (17,000 shares)                                  --         --          --           --         --    --   (182,654)     (182,654)
                                           ---------    -------   ---------   ---------- ----------    --   --------    ----------
Balances at March 31, 2001                 3,957,135    $39,571   3,707,472   29,511,917    691,016    --   (397,253)   33,552,723
                                           =========    =======   =========   ========== ==========    ==   ========    ==========


See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)



                                                                             2001                     2000
                                                                         ------------             ---------
Cash flows from operating activities:
Net earnings                                                             $  1,716,909               924,069
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
   Depreciation and amortization                                              141,147               162,844
   Net accretion of investment security
    discounts/premiums                                                       (157,100)             (140,188)
   Provision for loan losses                                                1,235,000               315,000
   Loss on disposal of premises and equipment                                  10,295                   424
   Investment securities gains                                             (1,557,951)              (20,909)
   Decrease (increase) in interest receivable                                 409,956              (341,479)
   Decrease (increase) in other assets                                        372,347              (428,690)
   (Decrease) increase in interest payable                                   (557,837)              101,851
   Increase in accrued expenses and other liabilities                         438,689               333,631
                                                                         ------------           -----------
          Net cash provided by operating activities                         2,051,455               906,553
                                                                         ------------           -----------
Cash flows from investing activities:
 Proceeds from sales of investment securities available
   for sale                                                                30,120,391             2,979,308
 Proceeds from maturities/calls/paydowns of investment
   securities held to maturity                                              6,030,963             3,271,766
 Purchases of investment securities held to maturity                               --           (17,897,751)
 Proceeds from maturities/calls/paydowns of
   investment securities available for sale                                 2,528,976             4,033,597
 Purchases of investment securities available for sale                    (38,815,140)           (2,969,531)
 Net increase in loans                                                     (7,926,755)           (4,097,495)
 Purchases of premises and equipment                                         (178,261)              (58,019)
 Additions to rental property                                                      --               (13,725)
 Net increase in interest-earning deposits
   with other banks                                                          (192,344)             (953,536)
                                                                         ------------           -----------
          Net cash used in investing activities                            (8,432,170)          (15,705,386)
                                                                         ------------           -----------
 Cash flows from financing activities:
   Net (decrease) increase in noninterest-bearing deposits                 (1,679,215)            1,160,294
   Net increase in interest-bearing deposits                                6,628,275            23,924,413
   Net increase in securities sold under
    agreements to repurchase                                                3,716,591               879,900
   Net decrease in borrowings from FHLB                                       (29,562)           (3,029,563)
   Repayments of other borrowed funds                                          (5,732)               (5,486)
   Purchase of treasury stock                                                (182,654)                   --
   Dividends paid                                                            (392,458)             (392,459)
                                                                         ------------           -----------
          Net cash provided by financing activities                         8,055,245            22,537,099
                                                                         ------------           -----------
          Net increase in cash and cash equivalents                         1,674,530             7,738,266
                                                                         ------------           -----------
 Cash and cash equivalents at beginning of period                          17,919,097            27,372,397
                                                                         ------------           -----------
 Cash and cash equivalents at end of period                              $ 19,593,627            35,110,663
                                                                         ============           ===========
 Supplemental information on cash payments:
   Interest paid                                                         $  4,940,923             4,013,024
                                                                         ============           ===========

 See accompanying notes to consolidated financial statements.

            AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                                March 31, 2001



Note 1 - General

     The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


Note 2 - Derivatives Disclosure

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


Note 3 - Recent Accounting Pronouncements

     In September 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement 137). Statement 133 is now effective for financial statements for the first fiscal quarter of the fiscal year beginning after June 15, 2000. The Company adopted Statement 133 on January 1, 2001. The adoption of Statement 133 resulted in a $142,000 cumulative effect of a change in accounting principle, net of tax. As of March 31, 2001, the Company had the following derivative instruments:

                              Interest Rate Swaps
                                (In Thousands)

     Notional        Estimated
      Amount        fair value          Pay Rate         Receive Rate
     --------       ----------          --------         ------------

      $10,000           427               Prime             9.80%
        5,000            81              Variable           5.68%


     At March 31, 2001, the $5 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable. While not specifically designated as a hedging instrument, the $10 million interest rate swap was entered into to provide some protection against falling interest rates on the Company's loans.

     The Company realized a $170,000 gain during the three months ended March 31, 2001 due to the increase in the fair value of the $10 million interest rate swap. The effect on net income of other derivative instruments that existed at January 1, 2001, but terminated during the three months ended March 31, 2001 was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2001 and 2000.

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

Summary

     Net income of $1,717,000 for the quarter ended March 31, 2001 represented an increase of $793,000 (85.8%) from the Company's net income of $924,000 for the same period of 2000. Basic net earnings per share increased $0.20 (83.3%) to $0.44 during the first quarter of 2001 from $0.24 for the first quarter of 2000. During the three month period ended March 31, 2001 compared to the same period of 2000, the Company experienced increases in net interest income, provision for loan losses, noninterest income and noninterest expense. The net yield on total interest-earning assets increased to 3.60% for the three months ended March 31, 2001 from 3.49% for the three months ended March 31, 2000. The increase in the net yield on interest-earning assets is due to an overall increase in the yield on interest-earning assets offset by an increase in the cost of interest-bearing liabilities. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $414,948,000 at March 31, 2001 represents an increase of $10,259,000 (2.5%) over total assets of $404,689,000, at December 31, 2000.
This increase resulted primarily from increases in investment securities available for sale and loans offset by a decrease in investment securities held to maturity.


Financial Condition

     Investment Securities and Federal Funds Sold

     Investment securities held to maturity were $21,010,000 and $26,900,000 at March 31, 2001 and December 31, 2000, respectively. This decrease of $5,890,000 (21.9%) was primarily the result of $6,031,000 of scheduled paydowns, maturities and calls of principal amounts.

     Investment securities available for sale increased $8,810,000 (10.4%) to $93,641,000 at March 31, 2001 from $84,831,000 at December 31, 2000. This increase is a result of purchases of $18,416,000 in U.S. agency securities, $12,163,000 in mortgage backed securities, and $8,236,000 in CMOs. This increase is offset by

$2,529,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $24,619,000 of U.S. agency securities and $5,502,000 of CMOs were sold in the first quarter of 2001.

     Federal funds sold decreased to $6,094,000 at March 31, 2001 from $9,210,000 at December 31, 2000. This decrease is primarily due to the reinvestment of federal funds sold to investment securities available for sale. In addition, this reflects normal activity in the Bank's funds management efforts.

     Loans

     Total loans of $270,129,000 at March 31, 2001 reflected an increase of $7,600,000 (2.9%) compared to the total loans of $262,529,000, at December 31, 2000. The Bank primarily experienced growth in commercial real estate loans and in commercial, financial and agricultural loans during the first three months of 2001. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 27.52%, 22.52% and 35.84% of the Bank's total loans at March 31, 2001, respectively. The net yield on loans was 8.75% for the three months ended March 31, 2001 compared to 8.51% for the three months ended March 31, 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

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

     The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2001 and the year ended December 31, 2000.

                                                   Three months     Year ended
                                                      ended        December 31,
                                                  March 31, 2001      2000
                                                  --------------   ------------
                                                          (In thousands)

Balance at beginning of period, January 1,           $3,634           $3,775

Charge-offs                                             351            3,115
Recoveries                                               25              352
                                                     ------           ------
Net charge-offs                                         326            2,763

Provision for loan losses                             1,235            2,622
                                                     ------           ------
Ending balance                                       $4,543           $3,634
                                                     ======           ======

     The allowance for loan losses was $4,543,000 at March 31, 2001 compared to $3,634,000 at December 31, 2000. Management believes that the current level of allowance (1.68% of total outstanding loans, net of unearned income, at March 31, 2001) was adequate at that time to absorb anticipated risks identified in the portfolio at that time. Starting in 2001, the Bank's new loan review services provider has assisted in implementing new policies and procedures for the loan process. The Bank's more rigorous internal reviews and changes in its credit practices, may result in additions to the allowance for loan losses, and the identification of additional potential problem loans.

     Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the first quarter will place the allowance at a level sufficient to absorb identified potential loan losses in the portfolio as of March 31, 2001. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers' financial conditions, will not result in increased losses in the Bank's loan portfolio or in additional provision to the allowance for loan losses.

     During the first three months of 2001, the Bank made $1,235,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio. The increase in the provision is due to results of recent loan reviews and estimates of deterioration in certain loans determined by recent analyses. For the three months ended March 31, 2001, the Bank had charge-offs of $351,000 and recoveries of $25,000.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $8,958,000 at March 31, 2001 an increase of 3.0% from the $8,695,000 of non-
performing assets at December 31, 2000.   This increase is primarily due to a
slight increase in nonaccrual loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $164,000 for the three months ended March 31, 2001.

     The table below provides information concerning nonperforming assets and certain asset quality ratios at March 31, 2001 and December 31, 2000.

                                                    March 31,   December 31,
                                                      2001          2000
                                                    ---------   ------------
                                                         (In thousands)

Nonaccrual loans                                     $8,008         7,793
Renegotiated loans                                       --            --
Other nonperforming assets (primarily
  other real estate)                                    874           874
Accruing loans 90 days or more past due                  76            28
                                                     ------         -----

 Total nonperforming assets                          $8,958         8,695
                                                     ======         =====

Ratio of allowance for loan losses as a percent
  of total loans outstanding                           1.68%         1.38%
Ratio of allowance for loan losses as a percent of
  nonaccrual loans, renegotiated loans and other
  nonperforming assets                                51.15%        41.93%

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At March 31, 2001, 107 loans totaling $8,191,000, or 3.0% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 120 loans totaling $8,826,000, or 3.4% of total loans outstanding, net of unearned income, at December 31, 2000. At March 31, 2001, the amount of impaired loans were $8,331,000, which included 29 loans to 11 borrowers with a total valuation allowance of approximately $1,204,000. In comparison, at December 31, 2000, the Company had approximately $8,356,000 of impaired loans, which included 35 loans to 10 borrowers with a total valuation allowance of approximately $529,000.

     Deposits

     Total deposits increased $4,949,000 (1.6%) to $320,590,000 at March 31, 2001, as compared to $315,641,000 at December 31, 2000. Noninterest-bearing deposits decreased $1,679,000 (3.9%) during the first three months of 2001, while total interest-bearing deposits increased $6,628,000 (2.4%) to $278,977,000 at March 31, 2001 from $272,349,000 at December 31, 2000. The decrease in noninterest-bearing deposits is due primarily to a decrease in regular demand deposit accounts. During the first three months of 2001, the Bank primarily experienced increases in money market accounts of $5,218,000 (8.4%), NOW accounts of $5,485,000 (14.9%) offset by a decrease in certificates of deposits greater than $100,000 of $5,694,000 (7.1%). The Company considers the other shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. The average rate paid on interest-bearing deposits was 5.33% for the three months ended March 31, 2001 compared to 5.10% for the same period of 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $33,553,000 at March 31, 2001, compared to $31,805,000 at December 31, 2000. This represents an increase of $1,748,000 (5.5%) during the first three months of 2001. Net earnings for the first three months of 2001 were $1,717,000 compared to $924,000 for the same period of 2000. In addition, the Company's accumulated other comprehensive income was $691,000 at March 31, 2001 compared to $85,000 at December 31, 2000. This increase was due to an increase in market value of investment securities available for sale. During the first three months of 2001 and 2000, cash dividends of $392,000, or $0.10 per share, were declared on Common Stock.

     Certain financial ratios for the Company as of March 31, 2001 and December 31, 2000 are presented in the following table:


                                              March 31, 2001   December 31, 2000

Return on average assets - annualized              1.70%               0.77%
Return on average equity - annualized             22.40%              10.30%

     The Company's Tier 1 leverage ratio was 7.92%, Tier I risk-based capital ratio was 11.61% and Total risk-based capital ratio was 12.86% at March 31, 2001. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary source of liquidity during the first three months of 2001 was deposit growth. The Company used these funds primarily in the purchase of investment securities. Under the advance program with Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"), the Bank had outstanding advances totaling approximately $48,492,000, leaving credit available, net of advances drawn down, of approximately $15,318,000 at March 31, 2001.

     Net cash provided by operating activities of $2,051,000 for the three months ended March 31, 2001, consisted primarily of net earnings and provision for loan losses. Net cash used in investing activities of $8,432,000 funded investment securities purchases of $38,815,000 offset by proceeds from maturities, calls and paydowns of investment securities and proceeds from sale of investment securities available for sale of $8,560,000 and $30,120,000, respectively. The $8,055,000 in net cash provided by financing activities resulted primarily from a decrease of $1,679,000 in non-interest bearing deposits and an increase in interest bearing deposits of $6,628,000. In addition, securities sold under agreements to repurchase increased by $3,717,000 and the Company paid dividends of $392,000.

     Interest Rate Sensitivity Management

     At March 31, 2001, interest sensitive assets that repriced or matured within the next 12 months were $177,773,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $224,650,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $46,877,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 79.13%. This compares to a twelve month cumulative GAP position at December 31, 2000, of a negative $68,729,000 and a GAP ratio of 68%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at March 31, 2001 and various assumptions and estimates, the Company's asset/liability model predicts that the changes in the Company's net interest income would be less than 5.0% over 12 months. Such estimates and predictions are forecasts which may or may not be realized. See "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

Results of Operations

     Net Income

     Net income increased $793,000 (85.8%) to $1,717,000 for the three month period ended March 31, 2001 compared to $924,000 for the same period of 2000. Basic net earnings per share was $0.44 and $0.24 for the first quarter of 2001 and 2000, respectively. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company had ownership to a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. During the three month period ended March 31, 2001 compared to the same period of 2000, the Company also experienced increases in net interest income, provision for loan losses, noninterest income, and noninterest expense due to the continued growth of the Company.

     Net Interest Income

     Net interest income was $3,405,000 for the first quarter of 2001. The increase of $237,000 (7.5%) from $3,168,000 for the same period of 2000, resulted primarily from the increase in interest and dividends from investment securities offset by an increase in interest on deposits. Such increases resulted from overall growth in the Company's average interest-earning assets and an increase in net taxable yield on the Company's interest-earning assets during the first three months of 2001 compared to the same period of 2000. Through the first quarter of 2001, the Company's GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest income was $7,788,000 and $7,283,000 for the three months ended March 31, 2001 and 2000, respectively. This represents an increase of $505,000 (6.9%) for the first quarter of 2001 compared to 2000.
This change for the first three months of 2001 resulted as the average volume of interest earning assets outstanding increased $18,693,000 (5.1%) over the same period of 2000 and the Company's yield on interest-earning assets increased 22 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $5,743,000 and $5,613,000 for the first quarters of 2001 and 2000, respectively. This reflects an increase of $130,000 (2.3%) during the three months ended March 31, 2001 over the same period of 2000. The average volume of loans increased $1,839,000 (0.7%) for the three months ended March 31, 2001 compared to the same period for 2000, while the Company's yield on loans also increased by 24 basis points comparing these same periods.

     For the three month period ended March 31, 2001, interest income on investment securities increased $476,000 (32.8%) to $1,926,000 from $1,450,000 for the same period of 2000. The Company's average volume of investment securities increased by $23,596,000 (27.8%) for the first three months of 2001, compared to the same period of 2000, while the net yield on these average balances also increased by 32 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Expense

     Total interest expense increased $268,000 (6.5%) to $4,383,000 for the first quarter of 2001 compared to $4,115,000 for the same period of 2000. This change resulted as the Company's average interest-bearing liabilities increased 3.7% and the rates paid on these liabilities increased 19 basis points during the first three months of 2001 compared to the same period of 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, increased $242,000 (7.1%) to $3,662,000 for the first quarter of 2001 compared to $3,420,000 for the same period of 2000. The increase for the three month period ended March 31, 2001 is due to a 3.7% increase in the average volume and a 23 basis point increase in the rate paid on interest-bearing deposits.

     Interest expense on other borrowings, was $672,000 and $613,000 for the first quarters of 2001 and 2000, respectively. This represents an increase of $59,000 or 9.6%. This increase for the three month period ended March 31, 2001 is due to a 9.3% increase in the average volume and a 4 basis point increase in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

     Provision for Loan Losses

     The provision for loan losses is based on management's assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $1,235,000 for the three months ended March 31, 2001 compared to $315,000 for the three months ended March 31, 2000. The increase in the provision is due to loan growth and as a result of a deterioration in certain loans determined by recent analyses. See "---Allowance for Loan Loss AND RISK ELEMENTS."

     Noninterest Income

     Noninterest income increased $1,964,000 (228.6%) to $2,823,000 for the first quarter of 2001 from $859,000 for the same period of 2000. This increase for the first quarter is due to increases in service charges on deposit accounts, investment securities gains, net and other noninterest income.

     Service charges on deposit accounts for the first quarter of 2001 increased $82,000 (26.4%) to $393,000 from $311,000 for the first quarter of 2000. This increase is primarily due to increases in nonsufficient funds and overdraft charges due to an increase in nonsufficient fund items.

     Investment securities gains, net for the first quarter of 2001 increased $1,537,000 to $1,558,000 from $21,000 for the first quarter of 2000. This increase is primarily due to a gain of $1,548,000 resulting from the purchase of the Company's investment in Star Systems, Inc.'s common stock by Concord EFS, Inc. In this transaction, the Company received common shares of Concord EFS, Inc., which is publicly traded, in exchange for its ownership in Star Systems, Inc.

     Other noninterest income increased $345,000 (65.3%) to $873,000 for the first quarter of 2001 from $528,000 for the same period of 2000. This increase primarily resulted from an increase in the fair value of derivatives since the implementation of Statement 133, an increase in MasterCard/VISA discounts and fees due to Auburn University's acceptance of MasterCard/VISA for tuition, and an increase in the gain on the sale of mortgage loans.

     Noninterest Expense

     Total noninterest expense was $2,553,000 and $2,307,000 for the first quarters of 2001 and 2000, respectively, representing an increase of $246,000 or 10.7%. This increase was mainly due to an increase in other noninterest expense offset by a decrease in salaries and benefits expense.

     Salaries and benefits expense was $1,064,000 and $1,092,000 for the three months ended March 31, 2001 and 2000, respectively. This represents a decrease of $28,000 (2.6%) in the first quarter of 2001 compared to the first quarter of 2000. This decrease is primarily due to the decrease in overall employee levels from the same period of 2000.

     Net occupancy expense was $281,000 and $301,000 for the first quarters of 2001 and 2000, respectively, representing a decrease of $20,000 or 6.6%. This decrease is due to a decrease in depreciation on furniture and equipment, service contract expense on furniture and equipment and technology lease payments offset by an increase in computer hardware maintenance and lease payments due to the opening of the Auburn Wal-Mart branch in late 2000.

     For the first quarter of 2001, other noninterest expense increased $294,000 (32.2%) to $1,208,000 from $914,000 for the first quarter of 2000. This increase is mainly due to the expenses associated with Auburn University's acceptance of MasterCard/VISA for tuition mentioned above and an increase in marketing expenses.

     Income taxes

     Income tax expense was $864,000 and $481,000 for the first quarters of 2001 and 2000, respectively. For the three months ended March 31, 2001, income tax expense increased $383,000 (79.6%). These levels represent an effective tax rate on pre-tax earnings of 35.4% for the three months ended March 31, 2001 which is consistent with the Company's expected annual effective rate.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk has increased during the first quarter of 2001. The Company's asset sensitivity has increased since year-end 2000. The cumulative one-year GAP ratio of rate sensitive assets to rate sensitive liabilities has increased from 68% to 79%. This indicates that for every dollar of liabilities repricing within the next 12 months that $0.79 of assets will reprice. Two events have impacted the cumulative GAP. First, the security portfolio was restructured in March. The Company had $36,689,000 in securities that were callable within the next 24 months. A bond swap was executed resulting in the sale of $18,418,000 of these securities. The proceeds were reinvested in $21,427,939 in FHLMC and GNMA mortgage backed securities. Mortgage backed securities repay a portion of principal on a monthly basis, which must be reinvested. Second, $10,000,000 in interest rate swap contracts were called by the counterparty during the first quarter. The purpose of the swaps was to convert $10,000,000 in fixed-rate brokered certificates of deposit to variable to fund certain variable-rate assets. As a result of this transaction, the Company also called the brokered certificates of deposit. These factors had the effect of increasing the Company's balance sheet sensitivity to changes in interest rates. The Company measures its exposure to an immediate shift in interest rates of up or down 200 basis points. Given these conditions, the Bank's modeling projects that net interest income could decrease by 6.85% given an immediate and sustained upward movement in interest rates of 200 basis points. For an immediate drop in interest rates of 200 basis points, the modeling projects the Company's net interest income could increase by 5.40%. Given an immediate and sustained downward shift in interest rates of 100 basis points, which management believes to be a more likely scenario, the Bank's modeling projects that net interest income could increase by 3.10%. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company's 2000 Form 10-K, has not been updated in this filing.

PART II  OTHER INFORMATION

ITEM 5.  OTHER EVENTS

     The proxy statement solicited by the Company's Board of Directors with respect to the Company's 2001 Annual Meeting of Shareholders will confer discretionary authority to vote on any proposals of shareholders intended to be presented for consideration at such Annual Meeting that are submitted to the Company after February 27, 2002.

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

(b)  Reports filed on Form 8-K for the quarter ended March 31, 2001:

     none

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis



                                                                                      Three Months Ended March 31, 2001
                                                                          ---------------------------------------------------------
                                                                                         2001                         2000
                                                                          ---------------------------   ---------------------------
                                                                          Average              Yield/   Average             Yield/
                   ASSETS                                                 Balance    Interest  Rate     Balance   Interest  Rate
---------------------------------------------------                       -------    --------  ------   -------   --------  ------
                                                                                           (Dollars in thousands)
Interest-earning assets:
 Loans, net of unearned income (1)                                        $266,289      5,743    8.75%  264,450      5,613    8.51%
 Investment securities:
  Taxable                                                                  107,407      1,913    7.22%   83,694      1,436    6.88%
  Tax-exempt (2)                                                             1,037         14    5.33%    1,154         21    7.30%
                                                                          --------     ------           -------      -----
    Total investment securities                                            108,444      1,927    7.21%   84,848      1,457    6.89%
 Federal funds sold                                                          6,915         99    5.81%   11,986        166    5.56%
 Interest-earning deposits with other banks                                  1,492         20    5.44%    3,163         53    6.72%
                                                                          --------     ------           -------      -----
    Total interest-earning assets                                          383,140      7,789    8.24%  364,447      7,289    8.02%
Allowance for loan losses                                                   (3,809)                      (3,877)
Cash and due from banks                                                     11,048                       11,147
Premises and equipment                                                       3,247                        3,337
Rental property, net                                                         1,513                        1,608
Other assets                                                                 9,727                        9,704
                                                                          --------                      -------
    Total assets                                                          $404,866                      386,366
                                                                          ========                      =======
       LIABILITIES & STOCKHOLDERS' EQUITY
---------------------------------------------------
Interest-bearing liabilities:
 Deposits:
  Demand                                                                  $ 40,562        342    3.42%   35,121        278    3.17%
  Savings and money market                                                  76,388        837    4.44%   79,693        951    4.79%
  Certificates of deposits less than $100,000                               82,633      1,369    6.72%   73,453      1,099    6.00%
  Certificates of deposits and other time
   deposits of $100,000 or more                                             79,182      1,114    5.71%   80,498      1,092    5.44%
                                                                          --------     ------           -------      -----
   Total interest-bearing deposits                                         278,765      3,662    5.33%  268,765      3,420    5.10%
 Federal funds purchased and securities sold
  under agreements to repurchase                                             3,673         49    5.41%    5,890         81    5.52%
 Other borrowed funds                                                       48,692        669    5.57%   44,562        614    5.53%
                                                                          --------     ------           -------      -----
   Total interest-bearing liabilities                                      331,130      4,380    5.36%  319,217      4,115    5.17%
Noninterest-bearing deposits                                                37,953                       36,341
Accrued expenses and other liabilities                                       5,121                        1,890
Stockholders' equity                                                        30,662                       28,918
                                                                          --------                      -------
   Total liabilities and stockholders' equity                             $404,866                      386,366
                                                                          ========                      =======
Net interest income                                                                    $3,409                        3,174
                                                                                       ======                        =====
Net yield on total interest-earning assets                                                       3.60%                        3.49%
                                                                                                 ====                         ====


----------
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                                  SIGNATURES


     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AUBURN NATIONAL BANCORPORATION, INC.
                                          (Registrant)



Date:  May 14, 2001                       By: /s/ E. L. Spencer, Jr.
                                              ---------------------------------
                                              E. L. Spencer, Jr.
                                              President, Chief Executive
                                              Officer and Director



Date:  May 14, 2001                      By:  /s/ C. Wayne Alderman
                                              ---------------------------------
                                              C. Wayne Alderman
                                              Director of Financial Operations