Form 10-Q
period 2001-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2001-08-13
CIK 750574

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended            June 30, 2001
                               --------------------------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period                        to
                          ----------------------     ----------------------

Commission file number                0-26486
                        -------------------------------

                     Auburn National Bancorporation, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                      63-0885779
(State or Other Jurisdiction of                      (I.R.S.Employer
Incorporation or Organization)                      Identification No.)


          165 East Magnolia Avenue, Suite 203, Auburn, Alabama  36830
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 30, 2001: 3,907,573 shares of common stock, $.01 par
                                   -------------------------------------------
value per share
---------------

           AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

                                 INDEX


PART I. FINANCIAL INFORMATION                                   PAGE
--------------------------------------------------------------------
Item 1  Financial Information

        Consolidated Balance Sheets as of
         June 30, 2001 and December 31, 2000                       3

        Consolidated Statements of Earnings for the
         Three and Six Months Ended June 30, 2001 and 2000         4

        Consolidated Statements of Stockholders' Equity
         and Comprehensive Income for the Six Months
         Ended June 30, 2001 and the Years Ended
         December 31, 2000 and 1999                                5

        Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2001 and 2000           6

        Notes to Consolidated Financial Statements                 7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        8

Item 3  Quantitative and Qualitative Disclosures About
        Market Risk                                               15

PART II.  OTHER INFORMATION
---------------------------

Item 4  Submissions of Matters to a Vote of Security Holders      16

Item 5  Other Events                                              16


                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                          Consolidated Balance Sheets

                      June 30, 2001 and December 31, 2000
                                  (Unaudited)

      Assets                                                                      6/30/01             12/31/00
                                                                               ------------         ------------
Cash and due from banks                                                        $ 12,736,015            8,709,097
Federal funds sold                                                               34,080,000            9,210,000
                                                                               ------------          -----------
   Cash and cash equivalents                                                     46,816,015           17,919,097
                                                                               ------------          -----------
Interest-earning deposits with other banks                                        1,020,169              446,144
Investment securities held to maturity (fair value
 of $20,506,863 and $27,208,911 at June 30, 2001
 and December 31, 2000, respectively)                                            19,840,158           26,899,565
Investment securities available for sale                                         90,720,117           84,830,843

Loans                                                                           265,793,259          262,529,057
 Less allowance for loan losses                                                  (4,690,250)          (3,634,442)
                                                                               ------------          -----------
   Loans, net                                                                   261,103,009          258,894,615
                                                                               ------------          -----------
Premises and equipment, net                                                       3,247,870            3,126,145
Rental property, net                                                              1,575,398            1,594,168
Other assets                                                                      9,880,265           10,978,676
                                                                               ------------          -----------
   Total assets                                                                $434,203,001          404,689,253
                                                                               ============          ===========
     Liabilities and Stockholders' Equity

Deposits:
 Noninterest-bearing                                                           $ 46,355,396           43,292,446
 Interest-bearing                                                               297,194,857          272,348,748
                                                                               ------------          -----------
    Total deposits                                                              343,550,253          315,641,194

Securities sold under agreements to repurchase                                    2,337,166            4,388,561
Other borrowed funds                                                             48,654,356           48,720,540
Accrued expenses and other liabilities                                            4,921,598            4,133,901
                                                                               ------------          -----------
    Total liabilities                                                           399,463,373          372,884,196
                                                                               ------------          -----------
Stockholders' equity:
 Preferred stock of $.01 par value; authorized
  200,000 shares; issued shares - none
 Common stock of $.01 par value; authorized 8,500,000 shares;
  issued 3,957,135 shares                                                            39,571               39,571
 Additional paid-in capital                                                       3,707,472            3,707,472
 Retained earnings                                                               30,325,572           28,187,466
 Accumulated other comprehensive income                                           1,064,266               85,147
 Less treasury stock, 49,562 and 32,562 shares at June 30, 2001
  and December 31, 2000, respectively, at cost                                     (397,253)            (214,599)
                                                                               ------------          -----------
    Total stockholders' equity                                                   34,739,628           31,805,057
                                                                               ------------          -----------
    Total liabilities and stockholders' equity                                 $434,203,001          404,689,253
                                                                               ============          ===========

See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                      Consolidated Statements of Earnings
       For the Three Months and Six Months Ended June 30, 2001 and 2000

                                  (Unaudited)

                                                                   Three Months                 Six Months
                                                                   Ended June 30,              Ended June 30,
                                                                2001           2000         2001          2000
                                                            -----------      ---------    ---------     ---------
Interest and dividend income:
    Loans, including fees                                    $5,587,215      5,599,064    11,330,232    11,212,327
    Investment securities:
       Taxable                                                1,804,230      1,643,651     3,717,745     3,080,057
       Tax-exempt                                                14,059         14,076        26,810        28,168
    Federal funds sold                                          104,800        176,926       203,788       343,256
    Interest-earning deposits with other banks                   30,985         36,984        50,882        90,088
                                                             ----------      ---------    ----------    ----------
                   Total interest and dividend income         7,541,289      7,470,701    15,329,457    14,753,896
                                                             ----------      ---------    ----------    ----------
Interest expense:
    Deposits                                                  3,304,627      3,698,973     6,966,728     7,119,158
    Securities sold under agreements to repurchase               30,500         65,956        79,563       147,176
    Other borrowings                                            677,963        608,872     1,349,885     1,222,342
                                                             ----------      ---------    ----------    ----------
                   Total interest expense                     4,013,090      4,373,801     8,396,176     8,488,676
                                                             ----------      ---------    ----------    ----------
                   Net interest income                        3,528,199      3,096,900     6,933,281     6,265,220
Provision for loan losses                                       375,000        495,000     1,610,000       810,000
                                                             ----------      ---------    ----------    ----------
                   Net interest income after provision
                     for loan losses                          3,153,199      2,601,900     5,323,281     5,455,220
                                                             ----------      ---------    ----------    ----------
Noninterest income:
    Service charges on deposit accounts                         375,295        332,817       767,870       643,382
    Investment securities (losses) gains, net                   (29,313)            --     1,528,638        20,909
    Other                                                       639,475        561,604     1,511,992     1,089,256
                                                             ----------      ---------    ----------    ----------
                   Total noninterest income                     985,457        894,421     3,808,500     1,753,547
                                                             ----------      ---------    ----------    ----------
Noninterest expense:
    Salaries and benefits                                     1,021,904        933,001     2,086,145     2,024,929
    Net occupancy expense                                       260,335        252,891       541,294       553,930
    Other                                                     1,127,347        967,387     2,335,550     1,881,584
                                                             ----------      ---------    ----------    ----------
                   Total noninterest expense                  2,409,586      2,153,279     4,962,989     4,460,443
                                                             ----------      ---------    ----------    ----------
                   Earnings before income taxes               1,729,070      1,343,042     4,168,792     2,748,324
Income tax expense                                              522,958        464,511     1,387,448       945,724
                                                             ----------      ---------    ----------    ----------
                   Earnings before cumulative effect of a
                     change in accounting principle           1,206,112        878,531     2,781,344     1,802,600
Cumulative effect of a change in accounting principle,
    net of tax                                                       --             --       141,677            --
                                                             ----------      ---------    ----------    ----------
                   Net earnings                              $1,206,112        878,531     2,923,021     1,802,600
                                                             ==========      =========    ==========    ==========
Basic earnings per share:
Earnings before cumulative effect of a change
    in accounting principle                                  $     0.31           0.22          0.71          0.46
Cumulative effect of a change in
   accounting principle, net of tax                                  --             --          0.04            --
                                                             ----------      ---------    ----------    ----------
Net earnings                                                 $     0.31           0.22          0.75          0.46
                                                             ==========      =========    ==========    ==========
Weighted-average shares outstanding                           3,907,573      3,924,573     3,914,859     3,924,573
                                                             ==========      =========    ==========    ==========

See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

   Consolidated Statements of Stockholders' Equity and Comprehensive Income Years ended December 31, 2000, and 1999 and the Six Months Ended June 30, 2001

                                  (Unaudited)

                                                                        Common stock                                  Accumulated
                                                                    ---------------------   Additional                   other
                                                     Comprehensive                            paid-in     Retained   comprehensive
                                                        income        Shares      Amount      capital     earnings    income (loss)
                                                     -------------   ---------    -------    ---------    ---------   ------------
Balances at December 31, 1998                                        3,957,135     39,571    3,707,472    25,077,126       333,926

Comprehensive income:
    Net earnings                                      $ 2,922,018           --         --           --     2,922,018            --
    Other comprehensive loss due to unrealized
       loss on investment securities available for
       sale, net                                       (2,168,054)          --         --           --            --    (2,168,054)
                                                     ------------
                   Total comprehensive income        $    753,964
                                                     ============
Cash dividends paid ($0.32 per share)                                       --         --           --    (1,255,863)           --
                                                                     ---------     ------    ---------    ----------    ----------
Balances at December 31, 1999                                        3,957,135     39,571    3,707,472    26,743,281    (1,834,128)

Comprehensive income:
    Net earnings                                     $ 3,014,014            --         --           --     3,014,014            --
    Other comprehensive income due to unrealized
       gain on investment securities available for
       sale, net                                       1,919,275            --         --           --                    1,919,275
                                                     -----------
                   Total comprehensive income        $ 4,933,289                                                                 --
                                                     ===========
Cash dividends paid ($0.40 per share)                                       --         --           --    (1,569,829)            --
                                                                     ---------     ------    ---------    ----------     ----------
Balances at December 31, 2000                                        3,957,135     39,571    3,707,472    28,187,466         85,147

Comprehensive income:
    Net earnings                                     $ 2,923,021            --         --           --     2,923,021             --
    Other comprehensive income due to unrealized
       gain on investment securities available for
       sale, net                                         979,119            --         --           --                      979,119
                                                     -----------
                   Total comprehensive income        $ 3,902,140
                                                     ===========
Cash dividends paid ($0.20 per share)                                       --         --           --      (784,915)            --
Purchase of Treasury stock (17,000 shares)                                  --         --           --            --             --
                                                                     ---------     ------    ---------    ----------     ----------
Balances at June 30, 2001                                            3,957,135     39,571    3,707,472    30,325,572      1,064,266
                                                                     =========     ======    =========    ==========     ==========


                                                                     Treasury
                                                                       stock        Total
                                                                     ---------   ------------
Balances at December 31, 1998                                          (214,599)     28,943,496

Comprehensive income:
    Net earnings                                                             --       2,922,018
    Other comprehensive loss due to unrealized
       loss on investment securities available for
       sale, net                                                             --     (2,168,054)

                   Total comprehensive income                                               --

Cash dividends paid ($0.32 per share)                                        --     (1,255,863)
                                                                     ----------     ----------
Balances at December 31, 1999                                          (214,599)    28,441,597

Comprehensive income:
    Net earnings                                                             --      3,014,014
    Other comprehensive income due to unrealized
       gain on investment securities available for
       sale, net                                                             --      1,919,275

                   Total comprehensive income                                               --

Cash dividends paid ($0.40 per share)                                        --     (1,569,829)
                                                                     ----------     ----------
Balances at December 31, 2000                                          (214,599)    31,805,057

Comprehensive income:
    Net earnings                                                             --      2,923,021
    Other comprehensive income due to unrealized
       gain on investment securities available for
       sale, net                                                             --        979,119

                   Total comprehensive income

Cash dividends paid ($0.20 per share)                                        --       (784,915)
Purchase of Treasury stock (17,000 shares)                             (182,654)      (182,654)
                                                                     ----------     ----------
Balances at June 30, 2001                                              (397,253)    34,739,628
                                                                     ==========     ==========


See accompanying notes to consolidated financial statements.

                     AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2001 and 2000

                                  (Unaudited)

                                                            2001               2000
                                                         -----------        ----------
Cash flows from operating activities:
Net earnings                                             $ 2,923,021         1,802,600
Adjustments to reconcile net earnings to
 net cash provided by operating activities:
  Depreciation and amortization                              271,955           305,686
  Net accretion of discounts/premiums on
   investment securities                                    (186,963)         (302,254)
  Provision for loan losses                                1,610,000           810,000
  Loss on disposal of premises and equipment                  10,406               631
  Investment securities gains                             (1,528,638)          (20,909)
  Decrease (increase) in interest receivable                 428,931          (421,540)
  Decrease (increase) in other assets                        630,097          (400,837)
  (Decrease) increase in interest payable                   (555,528)          189,797
  Increase in accrued expenses and other liabilities         646,022           304,943
                                                         -----------       -----------
    Net cash provided by operating activities              4,249,303         2,268,117
                                                         -----------       -----------
Cash flows from investing activities:
 Proceeds from sales of investment securities available
  for sale                                                41,087,406         2,979,308
 Proceeds from maturities/calls/paydowns of investment
  securities held to maturity                              7,238,213         3,607,845
 Purchases of investment securities held to maturity              --       (22,251,496)
 Proceeds from maturities/calls/paydowns of
  investment securities available for sale                 9,463,004         5,259,402
 Purchases of investment securities available for sale   (53,209,956)       (8,781,989)
 Net increase in loans                                    (3,818,394)       (2,336,336)
 Purchases of premises and equipment                        (362,544)          (79,042)
 Additions to rental property                                     --           (13,725)
 Net increase in interest-earning deposits
  with other banks                                          (574,025)         (714,833)
                                                         -----------       -----------
    Net cash used in investing activities                   (176,296)      (22,330,866)
                                                         -----------       -----------
 Cash flows from financing activities:
  Net increase in noninterest-bearing deposits             3,062,950        15,011,688
  Net increase in interest-bearing deposits               24,846,109         4,322,718
  Net increase in securities sold under
   agreements to repurchase                               (2,051,395)       (2,574,163)
  Net decrease in borrowings from FHLB                       (59,124)       (3,059,125)
  Repayments of other borrowed funds                          (7,060)          (11,465)
  Purchase of treasury stock                                (182,654)               --
  Dividends paid                                            (784,915)         (784,915)
                                                         -----------       -----------
    Net cash provided by financing activities             24,823,911         12,904,738

    Net increase (decrease) in cash and cash
     equivalents                                          28,896,918         (7,158,011)

 Cash and cash equivalents at beginning of period         17,919,097         27,372,397
                                                         -----------        -----------
 Cash and cash equivalents at end of period              $46,816,015         20,214,386
                                                         ===========        ===========
 Supplemental information on cash payments:

  Interest paid                                          $ 8,951,704          8,298,878
                                                         ===========        ===========
  Income taxes paid                                      $    23,721            770,411
                                                         ===========        ===========

    See accompanying notes to consolidated financial statements.

              AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                                 June 30, 2001



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


Note 2 - Comprehensive Income

     In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended June 30, 2001 was $1,579,000 compared to $671,000 for the three months ended June 30, 2000. Total comprehensive income for the six months ended June 30, 2001 was $3,902,000 compared to $1,539,000 for the six months ended June 30, 2000.


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

     In September 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement 137). Statement 133 is now effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 2000. The Company adopted Statement 133 on January 1, 2001. The adoption of Statement 133 resulted in a $142,000 cumulative effect of a change in accounting principle, net of tax. As of June 30, 2001, the Company had the following derivative instruments:

                                    Interest Rate Swaps
                                       (In Thousands)

 Notional               Estimated
  Amount                fair value                Pay Rate                   Receive Rate
---------              -----------                --------                   ------------
$10,000                    481                     Prime                         9.80%
  5,000                    104                     Variable                      5.68%

     At June 30, 2001, the $5 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable. While not specifically designated as a hedging instrument, the $10 million interest rate swap was entered into to provide some protection against falling interest rates on the Company's loans.

     The Company realized in other income a $170,000 and $54,000 gain during the three and six months ended June 30, 2001, respectively due to the increase in the fair value of the $10 million interest rate swap. The effect on net income of other derivative instruments that existed at January 1, 2001 but terminated during the three months ended March 31, 2001 was not material.

Note 4 - Recent Accounting Pronouncements

     In September 2000, SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, the Company did not experience a material change to its results of operations as a result of adopting SFAS No. 140.

     In July 2001, SFAS No. 141, "Business Combinations" was issued and is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. SFAS No. 141 is effective immediately.

     In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in its financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. Since the Company does not have any goodwill or significant intangible assets, the Company does not expect a material change to its results of operations as a result of adopting SFAS No. 142.

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Due to the nature of its activities, the Company did not experience a material change to its results of operations as a result of adopting SFAS No. 143.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2001 and 2000.

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

Summary

     Net income of $1,206,000 for the quarter ended June 30, 2001 represented an increase of $327,000 (37.2%) from the Company's net income of $879,000 for the same period of 2000. Basic net earnings per share increased $0.09 (40.9%) to $0.31 during the second quarter of 2001 from $0.22 for the second quarter of 2000. Net income increased $1,120,000 (62.1%) to $2,923,000 for the six month period ended June 30, 2001 compared to $1,803,000 for the same period of 2000. During the six month period ended June 30, 2001 compared to the same period of 2000, the Company experienced increases in net interest income, provision for loan losses, noninterest income and noninterest expense due to the continued growth of the Company. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. The net yield on total interest-earning assets increased to 3.59% for the six months ended June 30, 2001 from 3.43% for the six months ended June 30, 2000. The increase in the net yield on interest-earning assets is due to a decrease in the cost of interest-bearing liabilities. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Total assets of $434,203,000 at June 30, 2001 represent an increase of $29,514,000 (7.3%) over total assets of $404,689,000, at December 31, 2000.
This increase resulted primarily from increases in cash and cash equivalents, investment securities available for sale and loans offset by a decrease in investment securities held to maturity.

Financial Condition

     Investment Securities and Federal Funds Sold

     Investment securities held to maturity were $19,840,000 and $26,900,000 at June 30, 2001 and December 31, 2000, respectively. This decrease of $7,060,000 (26.3%) was primarily the result of $7,238,000 of scheduled paydowns, maturities and calls of principal amounts.

     Investment securities available for sale increased $5,889,000 (6.9%) to $90,720,000 at June 30, 2001 from $84,831,000 at December 31, 2000. This increase is a result of purchases of $25,165,000 in U.S. agency securities, $17,130,000 in mortgage backed securities, $8,236,000 in CMOs, $1,292,000 in asset-backed securities and $1,388,000 in state and political subdivision securities. This increase is offset by $9,463,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $34,311,000 of U.S. agency securities and $6,777,000 of CMOs were sold in the first two quarters of 2001.

     Federal funds sold increased to $34,080,000 at June 30, 2001 from $9,210,000 at December 31, 2000. This increase is primarily due to the
investment in federal funds sold from the increase in deposits.   In addition,
this reflects normal activity in the Bank's funds management efforts.

     Loans

     Total loans of $265,793,000 at June 30, 2001 reflected an increase of $3,264,000 (1.2%) compared to the total loans of $262,529,000, at December 31, 2000. The Bank primarily experienced growth in commercial real estate loans during the first six months of 2001. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 26.47%, 22.09% and 38.61% of the Bank's total loans at June 30, 2001, respectively. The net yield on loans was 8.54% for the six months ended June 30, 2001 compared to 8.52% for the six months ended June 30, 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

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

     The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2001 and the year ended December 31, 2000.

                                                                         Year ended
                                                    Six months ended    December 31,
                                                     June 30, 2001          2000
                                                    ----------------    ------------
                                                               (In thousands)
Balance at beginning of period, January 1,               $3,634             $3,775

Charge-offs                                                 604              3,115
Recoveries                                                   50                352
                                                         ------             ------
Net charge-offs                                             554              2,763

Provision for loan losses                                 1,610              2,622
                                                         ------             ------
Ending balance                                           $4,690             $3,634
                                                         ======             ======

     The allowance for loan losses was $4,690,000 at June 30, 2001 compared to $3,634,000 at December 31, 2000. Management believes that the current level of allowance (1.76% of total outstanding loans, net of unearned income, at June 30, 2001) is adequate to absorb anticipated risks identified in the portfolio at that time. Starting in 2001, the Bank's new loan review services provider has assisted in implementing new policies and procedures for the loan process.

     Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the second quarter will place the allowance at a level sufficient to absorb identified potential loan losses in the portfolio as of June 30, 2001. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers' financial conditions, will not result in increased losses in the Bank's loan portfolio or in additional provision to the allowance for loan losses.

     During the first six months of 2001, the Bank made $1,610,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio. The increase in the provision is due to results and estimates of deterioration in certain loans determined by recent analyses. For the six months ended June 30, 2001, the Bank had charge-offs of $604,000 and recoveries of $50,000.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $9,208,000 at June 30, 2001 an increase of 5.9% from the $8,695,000 of non-
performing assets at December 31, 2000.   This increase is primarily due to a
slight increase in nonaccrual loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $203,000 for the six months ended June 30, 2001.

     The table below provides information concerning nonperforming assets and certain asset quality ratios at June 30, 2001 and December 31, 2000.

                                                                   June 30,    December 31,
                                                                     2001         2000
                                                                   --------    ------------
                                                                       (In thousands)
Nonaccrual loans                                                     $8,452      $7,793
Renegotiated loans                                                       --          --
Other nonperforming assets (primarily
    other real estate)                                                  694         874
Accruing loans 90 days or more past due                                  62          28
                                                                      -----       -----

        Total nonperforming assets                                   $9,208      $8,695
                                                                     ======      ======

Ratio of allowance for loan losses as a                                1.76%       1.38%
 percent of total loans outstanding
Ratio of allowance for loan losses as a
 percent of nonaccrual loans, renegotiated                            51.28%      41.93%
 loans and other nonperforming assets

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At June 30, 2001, 127 loans totaling $10,863,000, or 4.1% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 120 loans totaling $8,826,000, or 3.4% of total loans outstanding, net of unearned income, at December 31, 2000. At June 30, 2001, the amount of impaired loans were $7,857,000, which included 31 loans to 11 borrowers with a total valuation allowance of approximately $1,135,000. In comparison, at December 31, 2000, the Company had approximately $8,356,000 of impaired loans, which included 35 loans to 10 borrowers with a total valuation allowance of approximately $529,000.

     Deposits

     Total deposits increased $27,909,000 (8.8%) to $343,550,000 at June 30,
2001, as compared to $315,641,000 at December 31, 2000. Noninterest-bearing deposits increased $3,063,000 (7.1%) during the first six months of 2001, while total interest-bearing deposits increased $24,846,000 (9.1%) to $297,195,000 at June 30, 2001 from $272,349,000 at December 31, 2000. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first six months of 2001, the Bank primarily experienced increases in money market accounts of $8,173,000 (13.1%), NOW accounts of $5,518,000 (15.0%) and certificates of deposits greater than $100,000 of $7,307,000 (9.1%). The Company considers the other shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. The average rate paid on interest-bearing deposits was 5.01% for the six months ended June 30, 2001 compared to 5.27% for the same period of 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $34,740,000 at June 30, 2001, compared to $31,805,000 at December 31, 2000. This represents an increase of $2,935,000 (9.2%) during the first six months of 2001. Net earnings for the first six months of 2001 were $2,923,000 compared to $1,803,000 for the same period of 2000. In addition, the Company's accumulated other comprehensive income was $1,064,000 at June 30, 2001 compared to $85,000 at December 31, 2000. This increase was due to an increase in the fair value of investment securities available for sale. During the first six months of 2001 and 2000, cash dividends of $785,000, or $0.20 per share, were declared on Common Stock.

     Certain financial ratios for the Company as of June 30, 2001 and December 31, 2000 are presented in the following table:

                                                          June 30, 2001          December 31, 2000
Return on average assets - annualized                         1.43%                    0.77%
Return on average equity - annualized                        17.94%                   10.30%

     The Company's Tier 1 leverage ratio was 7.76%, Tier I risk-based capital ratio was 11.80% and Total risk-based capital ratio was 13.06% at June 30, 2001. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

     The primary source of liquidity during the first six months of 2001 was deposit growth. The Company used these funds primarily in the purchase of investment securities. Under the advance program with Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"), the Bank had outstanding advances totaling approximately $48,462,000, leaving credit available, of approximately $15,348,000 at June 30, 2001.

     Net cash provided by operating activities of $4,249,000 for the six months ended June 30, 2001, consisted primarily of net earnings and provision for loan losses offset by investment securities gains. Net cash used in investing activities of $176,000 principally resulted from investment securities purchases of $53,210,000, offset by proceeds from maturities, calls and paydowns of investment securities and proceeds from sale of investment securities available for sale of $16,701,000 and $41,087,000, respectively. The $24,824,000 in net cash provided by financing activities resulted primarily from an increase of $3,063,000 in non-interest bearing deposits and an increase in interest bearing deposits of $24,846,000. In addition, securities sold under agreements to repurchase decreased by $2,051,000 and the Company paid dividends of $785,000.

     Interest Rate Sensitivity Management

     At June 30, 2001, interest sensitive assets that repriced or matured within the next 12 months were $186,000,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $289,766,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $103,756,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 61%. This compares to a twelve month cumulative GAP position at December 31, 2000, of a negative $68,729,000 and a GAP ratio of 68%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at June 30, 2001 and various assumptions and estimates, the Company's asset/liability model predicts that the changes in the Company's net interest income would be less than 5.0% over 12 months. Such estimates and predictions are forecasts which may or may not be realized. See "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

Results of Operations

     Net Income

     Net income increased $327,000 (37.2%) to $1,206,000 for the three month period ended June 30, 2001 compared to $879,000 for the same period of 2000. Basic net earnings per share was $0.31 and $0.22 for the second quarters of 2001 and 2000, respectively. Net income increased $1,120,000 (62.1%) to $2,923,000 for the six month period ended June 30, 2001 compared to $1,803,000 for the same period of 2000. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. During the six month period ended June 30, 2001 compared to the same period of 2000, the

Company also experienced increases in net interest income, provision for loan losses, noninterest income, and noninterest expense due to the continued growth of the Company.

     Net Interest Income

     Net interest income was $3,528,000 for the second quarter of 2001, an increase of $431,000 (13.9%) from $3,097,000 for the same period of 2000. Net interest income increased $668,000 (10.7%) to $6,933,000 for the six months ended June 30, 2001, compared to $6,265,000 for the six months ended June 30, 2000. These increases resulted primarily from the increase in interest and dividends from investment securities and a decrease in interest on deposits. Such increases resulted from overall growth in the Company's average interest-earning assets and an increase in net taxable yield on the Company's interest-earning assets during the first six months of 2001 compared to the same period of 2000. Through the second quarter of 2001, the Company's GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest and Dividend Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $7,541,000 and $7,471,000 for the three months ended June 30, 2001 and 2000, respectively.
This represents an increase of $70,000 (0.9%) for the second quarter of 2001 compared to 2000. For the six months ended June 30, 2001 interest and dividend income was $15,329,000, an increase of $575,000 (3.9%) compared to $14,754,000 for the same period of 2000. This change for the first six months of 2001 resulted as the average volume of interest earning assets outstanding increased $21,389,000 (5.8%) over the same period of 2000 but the Company's yield on interest-earning assets decreased 16 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $5,587,000 and $5,599,000 for the second quarters of 2001 and 2000, respectively. This reflects a decrease of $12,000 (0.2%) during the three months ended June 30, 2001 over the same period of 2000. For the six month period ended June 30, 2001, interest and fees on loans increased $118,000 (1.1%) to $11,330,000 from $11,212,000 for the same period of 2000. The average volume of loans increased $3,803,000 (1.4%) for the six months ended June 30, 2001 compared to the same period for 2000, while the Company's yield on loans increased by 2 basis points comparing these same periods.

     For the three month period ended June 30, 2001, interest income on investment securities increased $160,000 (9.7%) to $1,818,000 from $1,658,000 for the same period of 2000. Interest income on investment securities for the six month period ended June 30, 2001, increased $637,000 (20.5%) to $3,745,000 from $3,108,000 for the same period of 2000. The Company's average volume of investment securities increased by $21,148,000 (23.6%) for the first six months of 2001, compared to the same period of 2000, while the net yield on these average balances decreased by 14 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Expense

     Total interest expense decreased $361,000 (8.3%) to $4,013,000 for the second quarter of 2001 compared to $4,374,000 for the same period of 2000. Total interest expense decreased $93,000 (1.1%) to $8,396,000 from $8,489,000 for the six months ended June 30, 2001 and 2000, respectively. This change resulted as the Company's average interest-bearing liabilities increased 3.7% but the rates paid on these liabilities decreased 22 basis points during the first six months of 2001 compared to the same period of 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, decreased $394,000 (10.7%) to $3,305,000 for the second quarter of 2001 compared to $3,699,000 for the same period of 2000. Interest on deposits were $6,967,000 and $7,119,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease for the six month period ended June 30, 2001 is due to a 26 basis point decrease in the rate paid on interest-bearing deposits offset by a 3.4% increase in the average volume.

     Interest expense on other borrowings, was $678,000 and $609,000 for the second quarters of 2001 and 2000, respectively. This represents an increase of $69,000 or 11.3%. For the six months ended June 30, 2001, interest expense on borrowed funds increased $128,000 (10.5%) to $1,350,000 from $1,222,000 for the same period of 2000. This increase for the six month period ended June 30, 2001 is due to a 10.2% increase in the average volume and a 4 basis point increase in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

     Provision for Loan Losses

     The provision for loan losses is based on management's assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $375,000 for the three months ended June 30, 2001 compared to $495,000 for the three months ended June 30, 2000. The provision for loan losses was $1,610,000 for the six months ended June 30, 2001 compared to $810,000 for the six months ended June 30, 2000. The increase in the provision is due to loan growth and as a result of a deterioration in certain loans determined by analyses in the first quarter of 2001. See "---Allowance for Loan Loss AND RISK ELEMENTS."

     Noninterest Income

     Noninterest income increased $91,000 (10.2%) to $985,000 for the second quarter of 2001 from $894,000 for the same period of 2000. Noninterest income was $3,809,000 and $1,754,000 for the six months ended June 30, 2001 and 2000, respectively. This increase for the six months ended June 30, 2001 is due to increases in service charges on deposit accounts, investment securities gains, net and other noninterest income.

     Service charges on deposit accounts for the second quarter of 2001 increased $42,000 (12.6%) to $375,000 from $333,000 for the first quarter of 2000. Service charges on deposit accounts were $768,000 and $643,000 for the six months ended June 30, 2001 and 2000, respectively. This increase is primarily due to increases in nonsufficient funds and overdraft charges due to an increase in nonsufficient fund items.

     Investment securities losses, net were $29,000 in the second quarter of 2001 compared to no losses in the second quarter of 2000. Investment securities gains, net were $1,529,000 and $21,000 for the six months ended June 30, 2001 and 2000, respectively. This increase is primarily due to a gain of $1,548,000 in the first quarter 2001 resulting from the purchase of the Company's investment in Star Systems, Inc.'s common stock by Concord EFS, Inc. In this transaction, the Company received common shares of Concord EFS, Inc., which is publicly traded, in exchange for its ownership in Star Systems, Inc.

     Other noninterest income increased $77,000 (13.7%) to $639,000 for the second quarter of 2001 from $562,000 for the same period of 2000. Other noninterest income was $1,512,000 and $1,089,000 for the six months ended June 30, 2001 and 2000, respectively. This increase primarily resulted from an increase in the fair value of derivatives since the implementation of Statement 133, an increase in MasterCard/VISA discounts and fees due to Auburn University's acceptance of MasterCard/VISA for tuition, and an increase in the gain on the sale of mortgage loans.

     Noninterest Expense

     Total noninterest expense was $2,410,000 and $2,153,000 for the second quarters of 2001 and 2000, respectively, representing an increase of $257,000 or 11.9%. For the six months ended June 30 2001 and 2000, total noninterest expense increased $503,000 (11.3%) to $4,963,000 from $4,460,000 for the same period of
2000. This increase was mainly due to an increase in salaries and benefits expense and in other noninterest expense.

     Salaries and benefits expense was $1,022,000 and $933,000 for the three months ended June 30, 2001 and 2000, respectively. This represents an increase of $89,000 (9.5%) in the second quarter of 2001 compared to the second quarter of 2000. For the six months ended June 30, 2001, total salaries and benefits expense increased $61,000 (3.0%) to $2,086,000 from $2,025,000 for the same period of 2000. This increase is primarily due to the increase in overall employee levels from the same period of 2000.

     Net occupancy expense was $260,000 and $253,000 for the second quarters of 2001 and 2000, respectively, representing an increase of $7,000 or 2.8%. For the six month period ended June 30, 2001, net occupancy decreased

$13,000 (2.3%) to $541,000 from $554,000 for the same period of 2000. This decrease for the six months ended June 30, 2001 is due to a decrease in depreciation on furniture and equipment, service contract expense on furniture and equipment and technology lease payments offset by an increase in computer hardware maintenance and lease payments due to the opening of the Auburn Wal-Mart branch in late 2000.

     For the second quarter of 2001, other noninterest expense increased $160,000 (16.6%) to $1,127,000 from $967,000 for the second quarter of 2000.
Other noninterest expense was $2,336,000 and $1,882,000 for the six months ended June 30, 2001 and 2000, respectively. This increase is mainly due to the expenses associated with Auburn University's acceptance of MasterCard/VISA for tuition mentioned above and an increase in marketing expenses.

     Income taxes

     Income tax expense was $523,000 and $465,000 for the second quarters of 2001 and 2000, respectively. For the three months ended June 30, 2001, income tax expense increased $58,000 (12.5%). For the six months ended June 30, 2001, income tax expense increased $441,000 (46.6%) to $1,387,000 from $946,000 for the six months ended June 30, 2000. These levels represent an effective tax rate on pre-tax earnings of 33.3% for the six months ended June 30, 2001 which is consistent with the Company's expected annual effective rate.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk has decreased during the second quarter of 2001. The Company has switched to an asset-liability model that is able to model in greater detail and capture more dynamic assumptions. The company now models economic value of equity. In March 2001, economic value of equity would increase 18.32% if rates decrease 200 basis points and decrease 22.24% if rates increase 200 basis points. As of June 2001, economic value of equity had become less volatile. If rates decrease 200 basis points, economic value of equity would increase 11.34% and, if rates increase 200 basis points, economic value of equity would decrease 17.75%.

     The Company continues to become more asset-sensitive by restructuring the investment portfolio. The deposit growth continues to be strong allowing the company to invest in mortgage backed securities that repay principal on a monthly basis. In addition, the Company continues to execute "swap" transactions when possible. Agency securities with call risk or unattractive yields are sold with the proceeds invested in mortgage backed securities. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the bank's modeling projects that net interest income could decrease by 2.52% given an increase in interest rates of 200 basis points. For a decrease in interest rates of 200 basis points, the modeling projects the company's net interest income could increase by 1.37%. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company's 2000 Form 10-K, has not been updated in this filing.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday May 8, 2001, at 3:00 in the afternoon. This meeting was held for the purpose of considering the election of six directors to the Board of Directors to serve one year terms expiring at the Company's 2002 Annual Meeting of Shareholders and until their successors have been elected and qualified, and to ratify the appointment of KPMG LLP as the independent auditors for the Company.

     As to the election of six directors, Messers E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus, Anne M. May and Robert W. Dumas were all elected to the Board of Directors. Mr. Spencer received 3,199,881 votes cast FOR his election and 1,730 votes cast to WITHHOLD AUTHORITY. Mr. Evans received 3,195,568 votes cast FOR his election and 6,043 votes cast to WITHHOLD AUTHORITY. Dr. Wright received 3,199,601 votes cast FOR his election and 2,010 votes cast to WITHHOLD AUTHORITY. Mr. Andrus received 3,199,601 votes cast FOR his election and 2,010 votes cast to WITHHOLD AUTHORITY. Ms. May received 3,200,501 votes cast FOR her election and 1,110 votes cast to WITHHOLD AUTHORITY. Mr. Dumas received 3,200,501 votes cast FOR his election and 1,110 votes cast to WITHHOLD AUTHORITY.

     As to the ratification of the appointment of KPMG LLP as the independent auditors for the Company, the ratification was approved. There were 3,195,144 votes cast FOR, 990 votes cast AGAINST and 5,477 votes cast ABSTAIN.


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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                             Six Months Ended June 30,
                                                       ---------------------------------------------------------------------
                                                                       2001                              2000
                                                       ----------------------------------     ------------------------------
                                                        Average                    Yield/     Average                 Yield/
                ASSETS                                  Balance      Interest       Rate      Balance    Interest      Rate
------------------------------------------             ---------     --------      ------     -------    --------     ------
                                                                             (Dollars in thousands)
Interest-earning assets:
    Loans, net of unearned income (1)                  $267,683       11,330       8.54%      263,880      11,212      8.52%
    Investment securities:
        Taxable                                         109,588        3,718       6.84%       88,392       3,080      6.99%
        Tax-exempt (2)                                    1,110           41       7.45%        1,158          42      7.27%
                                                       ---------------------                  -------------------
                Total investment securities             110,698        3,759       6.85%       89,550       3,122      6.99%
    Federal funds sold                                    9,065          204       4.54%       11,614         343      5.92%
    Interest-earning deposits with other banks            1,593           51       6.46%        2,606          90      6.93%
                                                       ---------------------                  -------------------
                Total interest-earning assets           389,039       15,344       7.95%      367,650      14,767      8.06%
Allowance for loan losses                                (4,213)                               (3,976)
Cash and due from banks                                  10,797                                10,809
Premises and equipment                                    3,231                                 3,304
Rental property, net                                      1,551                                 1,628
Other assets                                              9,619                                 9,691
                                                       --------                               -------
                Total assets                           $410,024                               389,106
                                                       ========                               =======

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Interest-bearing liabilities:
    Deposits:
        Demand                                         $ 40,742         615       3.04%        34,781        552      3.18%
        Savings and money market                         78,815       1,588       4.06%        80,088      1,954      4.89%
        Certificates of deposits less than $100,000      82,911       2,678       6.51%        76,026      2,389      6.30%
        Certificates of deposits and other time
            deposits of $100,000 or more                 77,937       2,086       5.40%        80,180      2,224      5.56%
                                                       --------------------                   ------------------
            Total interest-bearing deposits             280,405       6,967       5.01%       271,075      7,119      5.27%
    Federal funds purchased and securities sold
        under agreements to repurchase                    3,364          79       4.74%         5,239        147      5.63%
    Other borrowed funds                                 48,682       1,350       5.59%        44,185      1,222      5.55%
                                                       --------------------                   ------------------
            Total interest-bearing liabilities          332,451       8,396       5.09%       320,499      8,488      5.31%
Noninterest-bearing deposits                             39,510                                37,184
Accrued expenses and other liabilities                    5,472                                 2,907
Stockholders' equity                                     32,591                                28,516
                                                       --------                               -------
            Total liabilities and
              stockholders' equity                     $410,024                               389,106
                                                       ========                               =======
Net interest income                                                   6,948                                6,279
                                                                     ======                               ======
Net yield on total interest-earning assets                                        3.59%                               3.43%
                                                                                  ====                                ====

------
(1) Loans on nonaccural status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

               AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)
                               EXHIBIT INDEX

Exhibit                                                                Sequentially
Number              Description                                        Numbered Page
-------             -----------                                        -------------
 3.A                Certificate of Incorporation of Auburn National
                    Bancorporation, Inc. *                                  ---

 3.B                Bylaws of Auburn National Bancorporation, Inc. *        ---

10.A                Auburn National Bancorporation, Inc. 1994
                    Long-term Incentive Plan. *                             ---

10.B                Lease and Equipment Purchase Agreement, Dated
                    September 15, 1987. *                                    ---

-------------------------
* Incorporated by reference from Registrant's Registration
  Statement on Form SB-2.

(b)  Reports filed on Form 8-K for the quarter ended June 30, 2001:

     none

                         SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AUBURN NATIONAL BANCORPORATION, INC.
                                      (Registrant)

Date:          August 13, 2001                    By:     /s/  E. L. Spencer, Jr.
     ------------------------------------              -----------------------------------
                                                       E. L. Spencer, Jr.
                                                       President, Chief Executive
                                                       Officer and Director


Date:          August 13, 2001                    By:     /s/  C. Wayne Alderman
     ------------------------------------              -----------------------------------
                                                       C. Wayne Alderman
                                                       Director of Financial Operations