Form 10-Q
period 2001-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2001-11-13
CIK 750574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended   September 30, 2001
[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period __________ to __________

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

Yes  X   No
    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of October 30, 2001: 3,901,423 shares of common stock, $.01 par value per share

               AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                PAGE
--------------------------------------------------------------------------------------------------
Item 1   Financial Information

                  Consolidated Balance Sheets as of
                  September 30, 2001 and December 31, 2000...............................       3

                  Consolidated Statements of Earnings for the
                  Three and Nine Months Ended September 30, 2001 and 2000 ...............       4

                  Consolidated Statements of Stockholders' Equity
                  and Comprehensive Income for the Nine Months
                  Ended September 30, 2001 ..............................................       5

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2001 and 2000 .................       6

                  Notes to Consolidated Financial Statements ............................       7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................................       8

Item 3   Quantitative and Qualitative Disclosures About Market Risk .....................      15

PART II.  OTHER INFORMATION
---------------------------

Item 5   Other Events ...................................................................      15

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)

                                 Assets                                            9/30/2001            12/31/2000
                                                                                 -------------         -------------
Cash and due from banks                                                          $  16,242,568             8,709,097
Federal funds sold                                                                  27,955,000             9,210,000
                                                                                 -------------         -------------
              Cash and cash equivalents                                             44,197,568            17,919,097
                                                                                 -------------         -------------
Interest-earning deposits with other banks                                           1,821,604               446,144
Investment securities held to maturity (fair value
     of $18,371,555 and $27,208,911 at September 30, 2001
     and December 31, 2000, respectively)                                           17,687,109            26,899,565
Investment securities available for sale                                           112,107,799            84,830,843

Loans                                                                              261,087,128           262,529,057
     Less allowance for loan losses                                                 (4,720,023)           (3,634,442)
                                                                                 -------------         -------------
              Loans, net                                                           256,367,105           258,894,615
                                                                                 -------------         -------------
Premises and equipment, net                                                          3,251,657             3,126,145
Rental property, net                                                                 1,590,448             1,594,168
Other assets                                                                        17,946,481            10,978,676
                                                                                 -------------         -------------
              Total assets                                                       $ 454,969,771           404,689,253
                                                                                 =============         =============
                  Liabilities and Stockholders' Equity

Deposits:
     Noninterest-bearing                                                         $  47,344,618            43,292,446
     Interest-bearing                                                              310,607,230           272,348,748
                                                                                 -------------         -------------
               Total deposits                                                      357,951,848           315,641,194

Securities sold under agreements to repurchase                                       2,317,050             4,388,561
Other borrowed funds                                                                53,614,601            48,720,540
Accrued expenses and other liabilities                                               5,175,550             4,133,901
                                                                                 -------------         -------------
               Total liabilities                                                   419,059,049           372,884,196
                                                                                 -------------         -------------
Stockholders' equity:
     Preferred stock of $.01 par value; authorized
         200,000 shares; issued shares - none                                               --                    --
     Common stock of $.01 par value; authorized 8,500,000 shares;
         issued 3,957,135 shares                                                        39,571                39,571
     Additional paid-in capital                                                      3,707,472             3,707,472
     Retained earnings                                                              30,997,632            28,187,466
     Accumulated other comprehensive income                                          1,634,209                85,147
     Less treasury stock, 55,712 and 32,562 shares at September 30, 2001
         and December 31, 2000, respectively, at cost                                 (468,162)             (214,599)
                                                                                 -------------         -------------
               Total stockholders' equity                                           35,910,722            31,805,057
                                                                                 -------------         -------------
               Total liabilities and stockholders' equity                        $ 454,969,771           404,689,253
                                                                                 =============         =============

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                       Consolidated Statements of Earnings
     For the Three Months and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30,                     September 30,
                                                                           2001           2000               2001           2000
                                                                        ----------    -----------         ----------     ----------
Interest and dividend income:
  Loans, including fees                                                 $5,284,416      5,705,495         16,614,648     16,917,822
  Investment securities:
    Taxable                                                              1,912,816      1,794,903          5,630,561      4,874,960
    Tax-exempt                                                              30,308         14,068             57,118         42,236
  Federal funds sold                                                       190,195        119,777            393,983        463,033
  Interest-earning deposits with other banks                                30,390         36,859             81,272        126,947
                                                                        ----------     ----------         ----------     ----------
                   Total interest and dividend income                    7,448,125      7,671,102         22,777,582     22,424,998
                                                                        ----------     ----------         ----------     ----------
Interest expense:
  Deposits                                                               3,231,770      3,829,358         10,198,498     10,948,516
  Securities sold under agreements to repurchase                            19,571         57,492             99,134        204,668
  Other borrowings                                                         710,555        615,045          2,060,440      1,837,387
                                                                        ----------     ----------         ----------     ----------
                   Total interest expense                                3,961,896      4,501,895         12,358,072     12,990,571
                                                                        ----------     ----------         ----------     ----------
                   Net interest income                                   3,486,229      3,169,207         10,419,510      9,434,427
Provision for loan losses                                                  425,000      1,353,000          2,035,000      2,163,000
                                                                        ----------     ----------         ----------     ----------
                   Net interest income after provision
                    for loan losses                                      3,061,229      1,816,207          8,384,510      7,271,427
                                                                        ----------     ----------         ----------     ----------
Noninterest income:
     Service charges on deposit accounts                                   334,196        358,644          1,102,066      1,002,026
     Investment securities (losses) gains, net                              (4,170)        25,032          1,524,468         45,941
     Other                                                                 724,296        656,974          2,236,288      1,746,230
                                                                        ----------     ----------         ----------     ----------
                   Total noninterest income                              1,054,322      1,040,650          4,862,822      2,794,197
                                                                        ----------     ----------         ----------     ----------
Noninterest expense:
     Salaries and benefits                                               1,080,085        929,215          3,166,230      2,954,144
     Net occupancy expense                                                 263,661        279,909            804,955        833,839
     Other                                                               1,230,798      1,147,562          3,566,348      3,029,146
                                                                        ----------     ----------         ----------     ----------
                   Total noninterest expense                             2,574,544      2,356,686          7,537,533      6,817,129
                                                                        ----------     ----------         ----------     ----------
                   Earnings before income taxes                          1,541,007        500,171          5,709,799      3,248,495
Income tax expense                                                         480,505        154,500          1,867,953      1,100,224
                                                                        ----------     ----------         ----------     ----------
                   Earnings before cumulative effect of a
                    change in accounting principle                       1,060,502        345,671          3,841,846      2,148,271
Cumulative effect of a change in accounting principle, net of tax               --             --            141,677             --
                                                                        ----------     ----------         ----------     ----------
                   Net earnings                                         $1,060,502        345,671          3,983,523      2,148,271
                                                                        ==========     ==========         ==========     ==========
Basic and diluted earnings per share:
Earnings before cumulative effect of a change
     in accounting principle                                            $     0.27           0.09               0.98           0.55
Cumulative effect of a change in accounting principle, net of tax               --             --               0.04             --
                                                                        ----------     ----------         ----------     ----------
Net earnings                                                            $     0.27           0.09               1.02           0.55
                                                                        ==========     ==========         ==========     ==========
Weighted-average shares outstanding                                      3,904,498      3,924,573          3,911,443      3,924,573
                                                                        ==========     ==========         ==========     ==========

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  For the Nine Months Ended September 30, 2001

                                   (Unaudited)

                                                                                                                   Accumulated
                                                                    Common stock       Additional                     other
                                                               ----------------------
                                                 Comprehensive                          paid-in       Retained    comprehensive
                                                    income       Shares      Amount     capital       earnings    income (loss)
                                                  -----------  ----------- ----------  ----------   ------------  -------------

Balances at December 31, 2000                                   3,957,135   $ 39,571    3,707,472    28,187,466         85,147

Comprehensive income:
  Net earnings                                    $ 3,983,523          --         --           --     3,983,523             --
  Other comprehensive income due to unrealized
     gain on investment securities available for
     sale, net                                      1,549,062          --         --           --                    1,549,062
                                                  -----------
                Total comprehensive income        $ 5,532,585
                                                  ===========
Cash dividends paid ($0.30 per share)                                  --         --           --    (1,173,357)            --
Purchase of Treasury stock (23,150 shares)                             --         --           --            --             --
                                                               ----------  ---------   ----------   -----------    -----------
Balances at September 30, 2001                                  3,957,135   $ 39,571    3,707,472    30,997,632      1,634,209
                                                               ==========  =========   ==========   ===========    ===========

                                                      Treasury
                                                        stock         Total
                                                      ---------    -----------

Balances at December 31, 2000                         (214,599)     31,805,057

Comprehensive income:
  Net earnings                                              --       3,983,523
  Other comprehensive income due to unrealized
     gain on investment securities available for
     sale, net                                              --       1,549,062

                Total comprehensive income

Cash dividends paid ($0.30 per share)                       --      (1,173,357)
Purchase of Treasury stock (23,150 shares)            (253,563)       (253,563)
                                                     ---------    ------------
Balances at September 30, 2001                        (468,162)     35,910,722
                                                     =========    ============

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                                           2001            2000
                                                                                      ------------    ------------
Cash flows from operating activities:
Net earnings                                                                          $  3,983,523       2,148,271
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation and amortization                                                          408,068         449,617
    Net accretion of discounts/premiums on
      investment securities                                                               (187,193)       (465,905)
    Provision for loan losses                                                            2,035,000       2,163,000
    Loss on disposal of premises and equipment                                              12,084          11,466
    Loss on sale of other real estate                                                       43,657          10,994
    Investment securities gains                                                         (1,524,468)        (45,941)
    Decrease (increase) in interest receivable                                             868,051        (496,591)
    Decrease (increase) in other assets                                                    752,785      (1,514,943)
    (Decrease) increase in interest payable                                               (472,971)        409,917
    Increase in accrued expenses and other liabilities                                     296,809         545,437
                                                                                      ------------    ------------
               Net cash provided by operating activities                                 6,215,345       3,215,322
                                                                                      ------------    ------------
Cash flows from investing activities:
  Proceeds from sales of investment securities available
    for sale                                                                            42,727,538       2,979,308
  Proceeds from maturities/calls/paydowns of investment
    securities held to maturity                                                          9,405,214       4,708,455
  Purchases of investment securities held to maturity                                           --     (22,251,496)
  Proceeds from maturities/calls/paydowns of
    investment securities available for sale                                            15,895,364       6,978,502
  Purchases of investment securities available for sale                                (81,738,117)    (26,189,957)
  Investment in bank owned life insurance                                               (8,500,000)             --
  Net decrease in loans                                                                    492,510         630,850
  Purchases of premises and equipment                                                     (550,207)        (97,293)
  Additions to rental property                                                                  --         (22,306)
  Net (increase)/decrease in interest-earning deposits
    with other banks                                                                    (1,375,460)      1,062,712
                                                                                      ------------    ------------
               Net cash used in investing activities                                   (23,643,158)    (32,201,225)
                                                                                      ------------    ------------
Cash flows from financing activities:
  Net increase in noninterest-bearing deposits                                           4,052,172       5,080,675
  Net increase in interest-bearing deposits                                             38,258,482      18,932,751
  Net decrease in securities sold under
    agreements to repurchase                                                            (2,071,511)     (1,373,901)
  Net increase/(decrease) in borrowings from FHLB                                        4,911,313      (3,088,687)
  Repayments of other borrowed funds                                                       (17,252)        (17,041)
  Purchase of treasury stock                                                              (253,563)             --
  Dividends paid                                                                        (1,173,357)     (1,177,372)
                                                                                      ------------    ------------
               Net cash provided by financing activities                                43,706,284      18,356,425

               Net increase (decrease) in cash and cash equivalents                     26,278,471     (10,629,478)

Cash and cash equivalents at beginning of period                                        17,919,097      27,372,397
                                                                                      ------------    ------------

Cash and cash equivalents at end of period                                            $ 44,197,568      16,742,919
                                                                                      ============    ============
Supplemental information on cash payments:

         Interest paid                                                                $ 12,831,043      12,580,654
                                                                                      ============    ============
         Income taxes paid                                                            $    882,087         770,411
                                                                                      ============    ============

See accompanying notes to consolidated financial statements.

               AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

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

Note 2- Comprehensive Income

     In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended September 30, 2001 was $1,630,000 compared to $1,086,000 for the three months ended September 30, 2000. Total comprehensive income for the nine months ended September 30, 2001 was $5,533,000 compared to $2,626,000 for the nine months ended September 30, 2000.

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

     In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement 137). Statement 133 is now effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 2000. The Company adopted Statement 133 on January 1, 2001. The adoption of Statement 133 resulted in a $142,000 cumulative effect of a change in accounting principle, net of tax. As of September 30, 2001, the Company had the following derivative instrument:

                                 Interest Rate Swap
                                   (In Thousands)

          Notional       Estimated
           Amount        fair value       Pay Rate       Receive Rate
           ------        ----------       --------       ------------

           $5,000           104           Variable           5.68%


     At September 30, 2001, the $5 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable. In September 2001, the Bank sold a $10 million interest rate swap for a gain of $34,000. This swap was not specifically designated as a hedging instrument and was entered into to provide some protection against falling interest rates on the Company's loans.

     The Company realized in other income a $24,000 loss and a $238,000 gain due to change in fair value of derivative instruments during the three and nine months ended September 30, 2001, respectively. These amounts primarily related to the previously held $10 million interest rate swap. The effect on net income of other derivative instruments that existed at January 1, 2001 but terminated during the three months ended March 31, 2001 was not material.

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

     In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued. SFAS No. 142 requires nonamortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. The statement also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption. Goodwill and intangible assets with indefinite lives acquired after June 30, 2001 will be subject to the nonamortization provisions of the statement. Since the Company does not have any goodwill or significant intangible assets, the Company does not expect a material change to its results of operations as a result of adopting SFAS No. 142.

     In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Due to the nature of its activities, the Company did not experience a material change to its results of operations as a result of adopting SFAS No. 143.

     In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments and disposals of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is designed to provide a better understanding of various factors related to the Company's results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2001 and 2000.

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

Summary

     Net income of $1,061,000 for the quarter ended September 30, 2001 represented an increase of $715,000 (206.7%) from the Company's net income of $346,000 for the same period of 2000. Basic net earnings per share increased $0.18 (200.0%) to $0.27 during the third quarter of 2001 from $0.09 for the third quarter of 2000. Net income increased $1,836,000 (85.5%) to $3,984,000 for the three and nine month period ended September 30, 2001 compared to $2,148,000 for the same period of 2000. During the nine month period ended September 30, 2001 compared to the same period of 2000, the Company experienced increases in net interest income, noninterest income and noninterest expense due to the continued growth of the Company. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. The net yield on total interest-earning assets increased to 3.51% for the nine months ended September 30, 2001 from 3.42% for the nine months ended September 30, 2000. The increase in the net yield on interest-earning assets is due to a decrease in the cost of interest-bearing liabilities. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" Table.

     Total assets of $454,970,000 at September 30, 2001 represent an increase of $50,281,000 (12.4%) over total assets of $404,689,000, at December 31, 2000.
This increase resulted primarily from increases in cash and cash equivalents, investment securities available for sale and other assets offset by a decrease in investment securities held to maturity.

Financial Condition

     Investment Securities and Federal Funds Sold

     Investment securities held to maturity were $17,687,000 and $26,900,000 at September 30, 2001 and December 31, 2000, respectively. This decrease of $9,213,000 (34.3%) was primarily the result of $9,405,000 of scheduled paydowns, maturities and calls of principal amounts.

     Investment securities available for sale increased $27,277,000 (32.2%) to $112,108,000 at September 30, 2001 from $84,831,000 at December 31, 2000. This increase is a result of purchases of $33,250,000 in U.S. agency securities, $32,276,000 in mortgage backed securities, $13,019,000 in CMOs, $1,292,000 in asset-backed securities and $1,901,000 in state and political subdivision securities. This increase is offset by $15,895,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $34,311,000 of U.S. agency securities, $6,777,000 of CMOs and $1,640,000 of mortgage backed securities were sold in the first three quarters of 2001.

     Federal funds sold increased to $27,955,000 at September 30, 2001 from $9,210,000 at December 31, 2000. This increase is primarily due to the investment in federal funds sold from the increase in deposits. In addition, this reflects normal activity in the Bank's funds management efforts.

     Loans

     Total loans of $261,087,000 at September 30, 2001 reflected a decrease of $1,442,000 (0.6%) compared to the total loans of $262,529,000, at December 31, 2000. Overall, most of the loan categories decreased slightly; however, the Bank did experience growth in commercial real estate loans during the first nine months of 2001. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 26.77%, 21.63% and 40.08% of the Bank's total loans at September 30, 2001, respectively. The net yield on loans was 8.34% for the nine months ended September 30, 2001 compared to 8.60% for the nine months ended September 30, 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" Table.

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

     The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2001 and the year ended December 31, 2000.


                                                         Nine months
                                                           ended           Year ended
                                                        September 30,      December 31,
                                                            2001              2000
                                                        -------------     -------------
                                                                  (In thousands)

        Balance at beginning of period, January 1,      $       3,634      $      3,775

        Charge-offs                                             1,019             3,115
        Recoveries                                                 70               352
                                                        -------------     -------------
        Net charge-offs                                           949             2,763

        Provision for loan losses                               2,035             2,622

                                                        -------------     -------------
        Ending balance                                  $       4,720     $       3,634
                                                        =============     =============

     The allowance for loan losses was $4,720,000 at September 30, 2001 compared to $3,634,000 at December 31, 2000. Management believes that the current level of allowance (1.81% of total outstanding loans, net of unearned income, at September 30, 2001) is adequate to absorb anticipated risks identified in the portfolio at that time. Starting in 2001, the Bank's new loan review services provider has assisted in implementing new policies and procedures for the loan process.

     Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the third quarter will place the allowance at a level sufficient to absorb identified potential loan losses in the portfolio as of September 30, 2001. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers' financial conditions, will not result in increased losses in the Bank's loan portfolio or in additional provision to the allowance for loan losses.

     During the first nine months of 2001, the Bank made $2,035,000 in provisions to the allowance for loan losses based on management's assessment of the credit quality of the loan portfolio. The increase in the provision is due to results and estimates of deterioration in certain loans determined by recent analyses. For the nine months ended September 30, 2001, the Bank had charge-offs of $1,019,000 and recoveries of $70,000.

     Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $10,112,000 at September 30, 2001 an increase of 16.3% from the $8,695,000 of non-performing assets at December 31, 2000. This increase is primarily due to an increase in nonaccrual loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $378,000 for the nine months ended September 30, 2001.

     The table below provides information concerning nonperforming assets and certain asset quality ratios at September 30, 2001 and December 31, 2000.


                                                               September 30,        December 31,
                                                                   2001                2000
                                                               -------------        ------------
                                                                       (In thousands)
       Nonaccrual loans                                        $       8,984               7,793
       Renegotiated loans                                                 --                  --
       Other nonperforming assets (primarily
           other real estate)                                            704                 874
       Accruing loans 90 days or more past due                           424                  28
                                                               -------------        ------------

               Total nonperforming assets                      $      10,112               8,695
                                                               =============        ============

       Ratio of allowance for loan losses as a percent of               1.81%               1.38%
       total loans outstanding
       Ratio of allowance for loan losses as a percent of
       nonaccrual loans, renegotiated loans and other                  48.72%              41.93%
       nonperforming assets

     Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At September 30, 2001, 143 loans totaling $9,416,000, or 3.6% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 120 loans totaling $8,826,000, or 3.4% of total loans outstanding, net of unearned income, at December 31, 2000. At September 30, 2001, the amount of impaired loans were $9,508,000, which included 23 loans to 10 borrowers with a total valuation allowance of approximately $1,243,000. In comparison, at December 31, 2000, the Company had approximately $8,356,000 of impaired loans, which included 35 loans to 10 borrowers with a total valuation allowance of approximately $529,000.

     Deposits

     Total deposits increased $42,311,000 (13.4%) to $357,952,000 at September 30, 2001, as compared to $315,641,000 at December 31, 2000. Noninterest-bearing deposits increased $4,052,000 (9.4%) during the first nine months of 2001, while total interest-bearing deposits increased $38,258,000 (14.1%) to $310,607,000 at September 30, 2001 from $272,349,000 at December 31, 2000. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first nine months of 2001, the Bank primarily experienced increases in NOW accounts of $13,265,000 (36.0%) and certificates of deposits greater than $100,000 of $15,211,000 (19.0%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank's overall cost of funds. The average rate paid on interest-bearing deposits was 4.78% for the nine months ended September 30, 2001 compared to 5.37% for the same period of 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table

     Capital Resources and Liquidity

     The Company's consolidated stockholders' equity was $35,911,000 at September 30, 2001, compared to $31,805,000 at December 31, 2000. This represents an increase of $4,106,000 (12.9%) during the first nine months of 2001. Net earnings for the first nine months of 2001 were $3,984,000 compared to $2,148,000 for the same period of 2000. In addition, the Company's accumulated other comprehensive income was $1,634,000 at September 30, 2001 compared to $85,000 at December 31, 2000. This increase was due to an increase in the fair value of investment securities available for sale. During the first nine months of 2001 and 2000, cash dividends of $1,173,000, or $0.30 per share, were declared on Common Stock.





     Certain financial ratios for the Company as of September 30, 2001 and December 31, 2000 are presented in the following table:


                                                        September 30, 2001     December 31, 2000
    Return on average assets - annualized                             1.27%                 0.77%
    Return on average equity - annualized                            15.88%                10.30%

         The Company's Tier 1 leverage ratio was 7.55%, Tier I risk-based capital ratio was 11.68% and Total risk-based capital ratio was 12.93% at September 30, 2001. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is a "well capitalized" bank.

         The primary source of liquidity during the first nine months of 2001 was deposit growth. The Company used these funds primarily in the purchase of investment securities. Under the advance program with Federal Home Loan Bank of Atlanta ("FHLB-Atlanta"), the Bank had outstanding advances totaling approximately $53,433,000 at September 30, 2001.

         Net cash provided by operating activities of $6,215,000 for the nine months ended September 30, 2001, consisted primarily of net earnings and provision for loan losses offset by investment securities gains. Net cash used in investing activities of $23,643,000 principally resulted from investment securities purchases of $81,738,000, offset by proceeds from maturities, calls and paydowns of investment securities and proceeds from sale of investment securities available for sale of $25,301,000 and $42,728,000, respectively. In addition, the Bank invested $8,500,000 in bank owned life insurance. The $43,706,000 in net cash provided by financing activities resulted primarily from an increase of $4,052,000 in non-interest bearing deposits and an increase in interest bearing deposits of $38,258,000. In addition, securities sold under agreements to repurchase decreased by $2,072,000, borrowings from FHLB increased $4,911,000 and the Company paid dividends of $1,173,000.

         Interest Rate Sensitivity Management

         At September 30, 2001, interest sensitive assets that repriced or matured within the next 12 months were $193,617,000, compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $298,649,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $105,032,000, resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 65%. This compares to a twelve month cumulative GAP position at December 31, 2000, of a negative $68,729,000 and a GAP ratio of 68%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. Based on ALCO's alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at September 30, 2001 and various assumptions and estimates, the Company's asset/liability model predicts that the changes in the Company's net interest income would be less than 5.0% over 12 months. Such estimates and predictions are forecasts which may or may not be realized. See "ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK".

Results of Operations

         Net Income

         Net income increased $715,000 (206.7%) to $1,061,000 for the three month period ended September 30, 2001 compared to $346,000 for the same period of 2000. Basic net earnings per share was $0.27 and $0.09 for the third quarters of 2001 and 2000, respectively. Net income increased $1,836,000 (85.5%) to $3,984,000 for the nine month period ended September 30, 2001 compared to $2,148,000 for the same period of 2000. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. During the nine month period ended September 30, 2001 compared to the same period of 2000, the Company also experienced increases in net interest income, noninterest income, and noninterest expense due to the continued growth of the Company.

         Net Interest Income

         Net interest income was $3,486,000 for the third quarter of 2001, an increase of $317,000 (10.0%) from $3,169,000 for the same period of 2000. Net interest income increased $986,000 (10.5%) to $10,420,000 for the nine months ended September 30, 2001, compared to $9,434,000 for the nine months ended September 30, 2000. These increases resulted primarily from the increase in interest and dividends from investment securities and a decrease in interest on deposits. Such increases resulted from overall growth in the Company's average interest-earning assets and an increase in net taxable yield on the Company's interest-earning assets during the first nine months of 2001 compared to the same period of 2000. Through the third quarter of 2001, the Company's GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See "Financial Condition - Interest Rate Sensitivity Management" and the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest and Dividend Income

     Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $7,448,000 and $7,671,000 for the three months ended September 30, 2001 and 2000, respectively. This represents a decrease of $223,000 (2.9%) for the third quarter of 2001 compared to 2000. For the nine months ended September 30, 2001 interest and dividend income was $22,778,000, an increase of $353,000 (1.6%) compared to $22,425,000 for the same period of 2000. This change for the first nine months of 2001 resulted as the average volume of interest earning assets outstanding increased $28,192,000 (7.7%) over the same period of 2000 but the Company's yield on interest-earning assets decreased 43 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Loans are the main component of the Bank's earning assets. Interest and fees on loans were $5,284,000 and $5,705,000 for the third quarters of 2001 and 2000, respectively. This reflects a decrease of $421,000 (7.4%) during the three months ended September 30, 2001 from the same period of 2000. For the nine month period ended September 30, 2001, interest and fees on loans decreased $303,000 (1.8%) to $16,615,000 from $16,918,000 for the same period of 2000. The average volume of loans increased $4,172,000 (1.6%) for the nine months ended September 30, 2001 compared to the same period for 2000, while the Company's yield on loans decreased by 26 basis points comparing these same periods.

     For the three month period ended September 30, 2001, interest income on investment securities increased $134,000 (7.4%) to $1,943,000 from $1,809,000 for the same period of 2000. Interest income on investment securities for the nine month period ended September 30, 2001, increased $771,000 (15.7%) to $5,688,000 from $4,917,000 for the same period of 2000. The Company's average volume of investment securities increased by $21,087,000 (22.5%) for the first nine months of 2001, compared to the same period of 2000, while the net yield on these average balances decreased by 36 basis points. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest Expense

     Total interest expense decreased $540,000 (12.0%) to $3,962,000 for the third quarter of 2001 compared to $4,502,000 for the same period of 2000. Total interest expense decreased $633,000 (4.9%) to $12,358,000 from $12,991,000 for the nine months ended September 30, 2001 and 2000, respectively. This change resulted as the Company's average interest-bearing liabilities increased 5.4% but the rates paid on these liabilities decreased 51 basis points during the first nine months of 2001 compared to the same period of 2000. See the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table.

     Interest on deposits, the primary component of total interest expense, decreased $597,000 (15.6%) to $3,232,000 for the third quarter of 2001 compared to $3,829,000 for the same period of 2000. Interest on deposits were $10,198,000 and $10,949,000 for the nine months ended September 30, 2001 and 2000, respectively. The decrease for the nine month period ended September 30, 2001 is due to a 59 basis point decrease in the rate paid on interest-bearing deposits offset by a 5.1% increase in the average volume.

     Interest expense on other borrowings, was $711,000 and $615,000 for the third quarters of 2001 and 2000, respectively. This represents an increase of $96,000 or 15.6%. For the nine months ended September 30, 2001, interest expense on borrowed funds increased $223,000 (12.1%) to $2,060,000 from $1,837,000 for the same period of 2000. This increase for the nine month period ended September 30, 2001 is due to a 12.1% increase in the average volume and a 2 basis point increase in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

     Provision for Loan Losses

     The provision for loan losses is based on management's assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $425,000 for the three months ended September 30, 2001 compared to $1,353,000 for the three months ended September 30, 2000. The provision for loan losses was $2,035,000 for the nine months ended September 30, 2001 compared to $2,163,000 for the nine months ended September 30, 2000. The decrease in the provision for the third quarter of 2001 compared to 2000 is due less loan growth. Also, the third quarter of 2000 provision reflects deterioration in certain loans determined by analyses in that quarter. See "---Allowance for Loan Loss and Risk Elements."

     Noninterest Income

     Noninterest income increased $13,000 (1.3%) to $1,054,000 for the third quarter of 2001 from $1,041,000 for the same period of 2000. Noninterest income was $4,863,000 and $2,794,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase for the nine months ended September 30, 2001 is due to increases in service charges on deposit accounts, investment securities gains, net and other noninterest income.

     Service charges on deposit accounts for the third quarter of 2001 decreased $25,000 (7.0%) to $334,000 from $359,000 for the third quarter of 2000. Service charges on deposit accounts were $1,102,000 and $1,002,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase is primarily due to increases in nonsufficient funds and overdraft charges due to an increase in nonsufficient fund items.

     Investment securities losses, net were $4,000 in the third quarter of 2001 compared to $25,000 of investment securities gains, net in the third quarter of 2000. Investment securities gains, net were $1,524,000 and $46,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase is primarily due to a gain of $1,548,000 in the first quarter 2001 resulting from the purchase of the Company's investment in Star Systems, Inc.'s common stock by Concord EFS, Inc. In this transaction, the Company received common shares of Concord EFS, Inc., which is publicly traded, in exchange for its ownership in Star Systems, Inc.

     Other noninterest income increased $67,000 (10.2%) to $724,000 for the third quarter of 2001 from $657,000 for the same period of 2000. Other noninterest income was $2,236,000 and $1,746,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase primarily resulted from an increase in the fair value of derivatives since the implementation of Statement 133, an increase in MasterCard/VISA discounts and fees due to Auburn University's acceptance of MasterCard/VISA for tuition, and an increase in the gain on the sale of mortgage loans.

     Noninterest Expense

     Total noninterest expense was $2,575,000 and $2,357,000 for the third quarters of 2001 and 2000, respectively, representing an increase of $218,000 or 9.3%. For the nine months ended September 30 2001 and 2000, total noninterest expense increased $721,000 (10.6%) to $7,538,000 from $6,817,000 for the same period of 2000. This increase was mainly due to an increase in salaries and benefits expense and other noninterest expense.

     Salaries and benefits expense was $1,080,000 and $929,000 for the three months ended September 30, 2001 and 2000, respectively. This represents an increase of $151,000 (16.3%) in the third quarter of 2001 compared to the third quarter of 2000. For the nine months ended September 30, 2001, total salaries and benefits expense increased $212,000 (7.2%) to $3,166,000 from $2,954,000 for the same period of 2000. This increase is primarily due to the increase in overall employee levels from the same period of 2000.

     For the third quarter of 2001, other noninterest expense increased $83,000 (7.2%) to $1,231,000 from $1,148,000 for the third quarter of 2000. Other noninterest expense was $3,566,000 and $3,029,000 for the nine months ended September 30, 2001 and 2000, respectively. This increase is mainly due to the expenses associated with Auburn University's acceptance of MasterCard/VISA for tuition mentioned above, an increase in marketing expenses and losses from demand accounts.

     Income taxes

     Income tax expense was $481,000 and $155,000 for the third quarters of 2001 and 2000, respectively. For the nine months ended September 30, 2001, income tax expense increased $768,000 (69.8%) to $1,868,000 from $1,100,000 for the nine months ended September 30, 2000. These levels represent an effective tax rate on pre-tax earnings of 32.7% for the nine months ended September 30, 2001 which is consistent with the Company's expected annual effective rate.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk has decreased during the third quarter of 2001. The Company models economic value of equity as a measure of market risk. In June 2001, economic value of equity would increase 11.34% if rates decrease 200 basis points and decrease 17.75% if rates increase 200 basis points. As of September 2001, economic value of equity had become less volatile a rising rate environment. If rates decrease 200 basis points, economic value of equity would increase 13.79% and, if rates increase 200 basis points, economic value of equity would decrease 12.68%. Due to the amount of interest rate cuts, the Company is preparing for the greater risk of rising interest rates.

     The Company continues to become more asset-sensitive by restructuring the investment portfolio through "swap" transactions when possible. Agency securities with call risk or unattractive yields are sold with the proceeds invested in mortgage backed securities. The deposit growth continues to be strong allowing the Company to invest in mortgage backed securities that repay principal on a monthly basis. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point change in interest rates. Given these conditions, the Bank's modeling projects that net interest income could decrease by 0.60% given an increase in interest rates of 200 basis points. For a decrease in interest rates of 200 basis points, the modeling projects the company's net interest income could increase by 2.03%. The Company believes that it needs to prepare for the risk of rising interest rates. The Company has been liablity-sensitive and the project decrease of income in either a rising and falling interest rate environment can be attributed to our transition to becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company's 2000 Form 10-K, has not been updated in this filing.


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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                                Nine Months Ended September 30,
                                                           -----------------------------------------------------------------------
                                                                              2001                               2000
                                                           --------------------------------------  -------------------------------
                                                                Average                    Yield/   Average                Yield/
            ASSETS                                              Balance      Interest       Rate    Balance    Interest     Rate
=============================                                   =======      ========       ====    =======    ========     ====
                                                                                       (Dollars in thousands)
Interest-earning assets:
  Loans, net of unearned income (1)                            $ 266,302       16,615       8.34%   262,130      16,918      8.60%
  Investment securities:
      Taxable                                                    113,205        5,630       6.65%    92,556       4,875      7.02%
      Tax-exempt (2)                                               1,598           86       7.20%     1,160          64      7.35%
                                                               ----------------------              --------------------
              Total investment securities                        114,803        5,716       6.66%    93,716       4,939      7.02%
  Federal funds sold                                              13,311          394       3.96%    10,131         463      6.09%
  Interest-earning deposits with other banks                       1,937           81       5.59%     2,184         127      7.75%
                                                               ----------------------              --------------------
              Total interest-earning assets                      396,353       22,806       7.69%   368,161      22,447      8.12%
Alwance for loan losses                                           (4,354)                            (3,945)
Cash and due from banks                                           11,461                             10,784
Premises and equipment                                             3,238                              3,264
Rental property, net                                               1,563                              1,628
Other assets                                                       9,649                             10,002
                                                               ---------                           --------
                Total assets                                   $ 417,910                            389,894
                                                               =========                           ========

LIABILITIES & STOCKHOLDERS' EQUITY
==================================

Interest-bearing liabilities:
  Deposits:
      Demand                                                   $  41,544          886       2.85%    34,958         853      3.25%
      Savings and money market                                    78,308        2,231       3.81%    80,042       2,967      4.94%
      Certificates of deposits less than $100,000                 83,704        3,933       6.28%    77,294       3,756      6.47%
      Certificates of deposits and other time
          deposits of $100,000 or more                            81,848        3,149       5.14%    79,357       3,373      5.66%
                                                               ----------------------              --------------------
          Total interest-bearing deposits                        285,404       10,199       4.78%   271,651      10,949      5.37%
  Federal funds purchased and securities sold
      under agreements to repurchase                               3,025           99       4.38%     4,813         205      5.67%
  Other borrowed funds                                            49,361        2,060       5.58%    44,047       1,837      5.56%
                                                               ----------------------              --------------------
          Total interest-bearing liabilities                     337,790       12,358       4.89%   320,511      12,991      5.40%
Noninterest-bearing deposits                                      41,233                             37,541
Accrued expenses and other liabilities                             5,445                              2,982
Stockholders' equity                                              33,442                             28,860
                                                               ---------                           --------
            Total liabilities and stockholders' equity         $ 417,910                            389,894
                                                               =========                           ========
Net interest income                                                          $ 10,448                             9,456
                                                                             ========                          ========
Net yield on total interest-earning assets                                                  3.51%                            3.42%
                                                                                           =====                           ======

____________
(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

                      AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)
                                  EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

3.A          Certificate of Incorporation of Auburn National
             Bancorporation, Inc.  *

3.B          Bylaws of Auburn National Bancorporation, Inc.  *

10.A         Auburn National Bancorporation, Inc. 1994
             Long-term Incentive Plan.  *

10.B         Lease and Equipment Purchase Agreement, Dated
             September 15, 1987.  *










* Incorporated by reference from Registrant's Registration Statement on Form
  SB-2.


(b)   Reports filed on Form 8-K for the quarter ended September 30, 2001:

         none

                                   SIGNATURES

     In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUBURN NATIONAL BANCORPORATION, INC.
                                                      (Registrant)



Date:      November 13, 2001            By:     /s/ E. L. Spencer, Jr.
     ---------------------------           -------------------------------------
                                           E. L. Spencer, Jr.
                                           President, Chief Executive
                                           Officer and Director




Date:      November 13, 2001            By:     /s/ C. Wayne Alderman
     ---------------------------           -------------------------------------
                                           C. Wayne Alderman
                                           Director of Financial Operations