Form 10-K405
period 2001-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2002-04-01
CIK 750574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001        Commission File No.  0-26486

                      Auburn National Bancorporation, Inc.
             (Exact name of registrant as specified in its charter)


                Delaware                                  63-0885779
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of registrant as of February 28, 2002 computed by reference to the price at which the stock was sold as of such date, was $32,855,977.

As of February 28, 2002, there were issued and outstanding 3,894,618 shares of the registrant's $.01 par value common stock.

                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2002 are incorporated by reference into Part III.

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

      These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions nationally and locally; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, credit quality and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks and sensitivity; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and Internet; and the failure of assumptions underlying the establishment of reserves for loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1. BUSINESS

      Auburn National Bancorporation, Inc. (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company was incorporated in Delaware in 1990, and in 1994 it succeeded its Alabama predecessor as the bank holding company controlling AuburnBank, an Alabama state member bank with its principal office in Auburn, Alabama (the "Bank"). The Company and its predecessor have controlled the Bank since 1984. As a bank holding company, the Company permits diversification by the Company into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable law. The holding company structure also provides greater financial and operating flexibility than is presently permitted to the Bank.

      The Bank has operated continuously since 1907 and conducts its business in East Alabama, including Lee County and surrounding areas. In April 1995, in order to gain flexibility and reduce certain regulatory burdens, the Bank converted from a national bank to an Alabama state bank that is a member of the Federal Reserve System (the "Charter Conversion"). Upon consummation of the Charter Conversion, the Bank's primary regulator changed from the Office of the Comptroller of the Currency to the Federal Reserve and the Alabama Superintendent of Banks (the "Alabama Superintendent"). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the "FHLB-Atlanta") since 1991.

General

      The Company's business is conducted primarily through the Bank. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities which the

Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Services

      The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area ("PSA"). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama with 15 locations. The Bank's Tiger Teller ATM cards can be used internationally through the Cirrus(R) network. The Bank offers VISA Checkcards, which are debit cards with the VISA logo that work like checks but can be used anywhere VISA is accepted, including ATMs. In 1999, the Bank launched its Internet web page and began offering on-line banking and bill payment services.

Competition

      The banking business in Alabama, including Lee County, is highly competitive with respect to loans, deposits, and other financial services, and the area is dominated by a number of major banks and bank holding companies which have substantially greater resources, and numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans, and other business with these banks, as well as with credit unions, mortgage companies, insurance companies, and other local and nonlocal financial institutions, including services offered through the mail, by telephone and over the Internet. Among the advantages that certain of these institutions have vis-a-vis the Bank are their ability to finance extensive advertising campaigns and to allocate and diversify their assets among loans and securities of the highest yield and in locations with the greatest demand.

      Many of the major commercial banks operating in the Bank's service area, or their affiliates, offer services, such as international banking and investment services, which are not presently offered directly by the Bank. Such competitors, because of their greater capitalization, also have substantially higher lending limits than the Bank.

      The Bank faces further competition for loans and deposits from a wide variety of local and nonlocal financial institutions. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial intermediaries such as thrifts, credit unions, mortgage companies, insurance companies, and other financial institutions may be expected to intensify further. Community banks also have experienced significant competition for deposits from mutual funds, insurance companies, and other investment companies, and money center banks' offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank. Since September 29, 1995, any bank holding company located outside Alabama may acquire any bank based in Alabama or generally, any other state, subject to certain deposit-percentage, aging requirements, and other restrictions. Alabama has also opted into the provisions of the Interstate Banking Act, which permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. See "SUPERVISION AND REGULATION."

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

Employees

      At December 31, 2001, the Bank had 120 full-time equivalent employees, including 27 officers.

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

Bank Holding Company Regulation

      The Company, as a bank holding company, is subject to supervision and regulation by the Federal Reserve under the BHC Act. Bank holding companies are generally limited to the business of banking, managing, or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine its subsidiaries. The State of Alabama does not regulate bank holding companies.

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

      In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLB Act"), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are "well-capitalized" and "well-managed" and whose subsidiary banks have satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the "CRA"), and meet certain other conditions can elect to become "financial holding companies." Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

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

      The powers of Alabama-chartered banks include certain provisions designed to provide such banks with competitive equality to the powers of national banks regulated by the Office of the Comptroller of the Currency.

      The Federal Reserve adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated rating system which assigns each financial institution a confidential composite "CAMELS" rating based on an evaluation and rating of six essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

      The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in "financial activities" similar to those permitted to financial holding companies.

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

      Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank's primary federal regulator using a lending test, an investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. As a result of GLB Act, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank's primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a "satisfactory" CRA rating in its latest CRA examination.

      The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In April 1994, the Department of Housing and Urban Development, the Department of Justice (the "DoJ"), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DoJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Payment of Dividends

      The Company is a legal entity separate and distinct from the Bank. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank's net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member bank from paying dividends that would be greater than such bank's undivided profits after deducting statutory bad debt reserves in excess of such bank's allowance for loan losses. During 2001, the Bank paid cash dividends of $1,850,000 to the Company.

      In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory and state authorities are authorized to determine, under certain circumstances relating to the financial condition of a state member bank or a bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve and the Alabama Superintendent have indicated that paying dividends that deplete a state member bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve and the Alabama Superintendent also have indicated that depository institutions should generally pay dividends only out of current operating earnings.

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

      All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure, (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances), (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), (iv) significantly undercapitalized if it has a Total Capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% and a leverage ratio of less than 3% or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

      As of December 31, 2001, the consolidated capital ratios of the Company and the Bank were as follows:

                                     Regulatory
                                       Minimum       Company        Bank
                                     ----------      -------        ----
Tier 1 risk-based capital ratio           4.0%        11.11%       10.45%
Total risk-based capital ratio            8.0%        12.48%       11.70%
Tier 1 leverage ratio                 3.0-5.0%         7.36%        6.92%

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

Enforcement Policies and Actions

      The Federal Reserve and the Alabama Superintendent monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

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

FDIC Insurance Assessments

      The Bank is subject to FDIC deposit insurance assessments. The Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF"), and it has no deposits insured by the Savings Association Insurance Fund ("SAIF"). In 1996, the FDIC began applying a risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, the annual premiums range from zero to $.27 for every $100 of deposits. The Deposit Insurance Funds Act of 1996 authorized The Financing Corporation ("FICO") to levy assessments on BIF-assessable deposits at a rate equal to one-fifth of the FICO assessment rate that is applied to deposits assessable by SAIF, through the earlier of the merger of BIF and SAIF or December 31, 1999. The FICO assessments are set quarterly, and for BIF in 2001 ranged from 1.84 to 1.96 basis points. The FICO assessment rates for both BIF and SAIF for the first and second quarters of 2002 are 1.82 and 1.76 basis points of assessable deposits, respectively.

      Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2001, the Bank paid $0, respectively, in BIF deposit insurance premiums, and paid approximately $60,000, $122,000 and $28,000 in FICO assessments during 2001, 2000 and 1999, respectively. The FDIC has indicated that based on its current level of reserves that deposit insurance premiums may increase.

Legislative and Regulatory Changes

      On October 26, 2001, a new anti-terrorism bill, The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. Among the provisions applicable to financial institutions, this act imposes new "know your customer" requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with the opening of an account at any U.S. financial institution. Banking regulators are required to consider a financial institution's compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers, and the regulatory authorities may impose sanctions for violations of this act.

      Various legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments. The FDIC has proposed a restructuring of the federal deposit insurance system, to better measure and price deposit insurance. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts and to establish interstate branches de novo. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of Fannie Mae and Freddie Mac Services.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Bank conducts its business from its main office and six branches. The main office is located in the downtown Auburn, Alabama, in a 16,150 square foot building that is owned by the Bank. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank's operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces. The main office branch offers the full line of the Bank's services and has 2 ATMs, one walk-up ATM and one drive-through ATM. The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

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

      In 1994, the Bank acquired a parcel of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank ("UST") containing petroleum products from the site. In March 1995, the Alabama Department of Environmental Management ("ADEM") requested that the Bank submit a Secondary Investigation Plan ("Secondary Investigation") as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by

Roy F. Weston, Inc. ("Weston"), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM's Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2002 as required by ADEM. Samples from the eight existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2002 will be approximately $9,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed on the Nasdaq SmallCap Market, under the symbol "AUBN". As of February 28, 2002, there were approximately 3,894,618 shares of the Company's Common Stock issued and outstanding, which were held by approximately 475 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company's Common Stock as reported on the Nasdaq SmallCap Market, and the cash dividends paid to shareholders during the indicated periods.

                                           Closing                   Cash
                                            Price                 Dividends
                                        Per Share (1)              Declared
                                    -----------------------     ---------------
                                     High            Low
                                     ----            ---
2001
First Quarter                       $12.00          $10.00          $0.10
Second Quarter                       11.50            9.94           0.10
Third Quarter                        12.50           10.00           0.10
Fourth Quarter                       12.95           11.15           0.10

2000
First Quarter                        16.25          $10.78          $0.10
Second Quarter                       12.00           11.00           0.10
Third Quarter                        13.00            9.50           0.10
Fourth Quarter                       12.00            8.75           0.10

(1)   The price information represents actual transactions.


      The Company has paid cash dividends on its capital stock since 1985. Prior to this time, the Bank paid cash dividends since its organization in 1907, except during the Depression years of 1932 and 1933. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. The amount and frequency of cash dividends will be determined in the judgment of the Company's Board of Directors based upon a number of factors, including the Company's earnings, financial condition, capital requirements, and other relevant factors. Company management currently intends to continue its present dividend policies.

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


ITEM 6. SELECTED FINANCIAL DATA

                                                               For the Year Ended December 31,
                                               2001           2000           1999           1998          1997
                                           -------------  -------------  -------------  ------------- -------------
                                                        (Dollars in thousands, except per share data)
Earnings
--------
Net Interest Income                          $13,845       $ 12,584       $ 12,128      $  10,531      $  9,507
Provision for Loan Losses                      3,555          2,622          2,506            891           285
Net Earnings                                   4,578          3,014          2,922          3,439         3,080
Per Share: (1)
      Net Earnings                              1.17           0.77           0.74           0.88          0.79
      Cash Dividends                            0.40           0.40           0.32           0.19          0.16
      Book Value                                9.20           8.10           7.25           7.37          6.64
Shares Issued                              3,957,135      3,957,135      3,957,135      3,957,135     3,957,135
Weighted Average Shares Outstanding        3,908,084      3,924,573      3,924,573      3,924,573     3,916,446


Financial Condition
-------------------
Total Assets                               $ 474,328      $ 404,689      $ 377,518      $ 307,874     $ 264,029
Loans                                        271,834        262,529        260,606        218,687       185,493
Investment Securities                        151,474        111,730         77,867         71,680        54,810
Total Deposits                               369,668        315,641        294,722        223,505       223,978
Long Term Debt                                53,581         48,721         46,861         31,000        11,138
Shareholders' Equity                          35,834         31,805         28,442         28,943        26,047


Selected Ratios
---------------
Return on Average Total Assets                 1.07%          0.77%          0.85%          1.22%         1.20%
Return on Average Total Equity                13.40%         10.30%          9.86%         12.26%        12.61%
Average Stockholders' Equity to
      Average Assets                           7.97%          7.47%          8.62%          9.91%         9.48%
Allowance for Loan Losses As a % Of Loans      1.96%          1.38%          1.45%          1.28%         1.15%
Loans To Total Deposits                       73.53%         83.17%         88.42%         93.65%        82.82%

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

      The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the three years ended December 31, 2001, 2000 and 1999. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Summary

      Net earnings increased $1,564,000 (51.9%) to $4,578,000 during 2001 from $3,014,000 for the year ended December 31, 2000. Basic earnings per share was $1.17 and $0.77 for 2001 and 2000, respectively, an increase of 52.0%. Comparatively, net earnings during 2000 increased $92,000 (3.2%) from the 1999 total of $2,922,000, while basic earnings per share showed a similar increase of $0.03 per share for 2000 from a 1999 per share total of $0.74. The increase in net earnings for 2001 is attributable to an increase in net interest income and noninterest income offset by an increase in provision for loan losses and noninterest expense. In addition, net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. The increase in net earnings for 2000 is mainly attributable to an increase in net interest income and noninterest income offset by an increase in noninterest expense. See "FINANCIAL CONDITION -- CAPITAL RESOURCES" and the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" tables.

      Total assets at December 31, 2001 and 2000 were $474,328,000 and $404,689,000, reflecting growth of $69,639,000 (17.2%). The Company's growth during 2001 resulted primarily from the growth in cash and cash equivalents, investment securities, loans and other assets. In addition, deposits grew $54,027,000 (17.1%) from $315,641,000 at year-end 2000 to $369,668,000 at year-end 2001. See "FINANCIAL CONDITION-DEPOSITS", "FINANCIAL CONDITION- LOANS" and "LIQUIDITY."

Critical Accounting Policies

      The accounting and financial policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company's financial condition and results of operations, and that require management's most difficult, subjective or complex judgements. The Company's financial results could differ significantly if different judgements or estimates are applied in the application of this policy. See "ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."

       Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. When management believes the collection of the principal of a loan is unlikely, a loan is charged off against the allowance for loan losses. Subsequent recoveries of principal are added back to the allowance for loan losses. Management's evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. In 2001, management reviewed approximately 34% of the total loan portfolio. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio and adequacy of the allowance. In 2001, the outside loan review consultant reviewed approximately 32% of the total loan portfolio. The current economic conditions have slowed loan growth and contributed to the increase in provision for loan losses in 2001. The Company is closely monitoring certain portions of its loan portfolio that management believes to be a higher risk under the current economic situation.

      Management believes the allowance for loan losses is adequate at December 31, 2001. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes. Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The Bank's allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent of Banks may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See "SUPERVISION AND REGULATION."

      Management, considering current information and events regarding a borrowers' ability to repay its obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of the impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash for accruing impaired loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans which are not accruing interest are applied first to principal and then to interest income.

     Commercial real estate mortgage loans of $112,075,000 represented 41.2% of the total loans at December 31, 2001. The largest 10 commercial real estate mortgage relationships approximated $42.7 million or 15.7% of the total loans outstanding at December 31, 2001. There are no significant concentrations of industries or loan types within the commercial real estate loan portfolio. The Bank's commercial real estate loans are secured by real estate located principally in Lee County, Alabama. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in market conditions in this area. A rapidly rising interest rate environment could have a material impact on certain borrowers' ability to pay. The Company currently anticipates that interest rates will slightly increase in 2002. In the event of a deeper recession or a significant increase in interest rates, the Bank's credit costs and losses could increase significantly. See "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK."

Financial Condition

      Investment Securities

      Investment securities held to maturity were $16,164,000 and $26,900,000 at December 31, 2001 and 2000, respectively. This decrease of $10,736,000 (39.9%) in 2001 resulted from scheduled paydowns, maturities and calls of principal amounts. The investment securities available for sale portfolio was $135,310,000 and $84,831,000 at December 31, 2001 and 2000, respectively. This increase of $50,479,000 (59.5%) reflects purchases of $38,544,000 in U.S. agency securities, $41,388,000 in mortgage-backed securities, $35,714,000 in collateralized mortgage obligations ("CMOs"), $1,292,000 in asset-backed securities and $2,657,000 in state and political subdivision securities. This increase is offset by $26,356,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $35,331,000 of U.S. agency securities, $9,562,000 of CMOs and $1,640,000 of mortgage-backed securities were sold in 2001.


      The composition of the Company's total investment securities portfolio reflects the Company's investment strategy to provide acceptable levels of interest income from portfolio yields while maintaining an appropriate level of liquidity to assist with controlling the Company's interest rate position. In recent years, the Company has invested primarily in taxable securities due to its inability to fully realize the benefits of the preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in investment grade mortgage-backed securities ("MBS") and CMOs. The yields, values, and durations of such MBS and CMOs generally vary with interest rates, prepayment levels, and general economic conditions, and as a result, the values of such instruments may be more volatile and unpredictable than other instruments with similar maturities. Such MBS and CMOs also may have longer stated maturities than other securities, which may result in further price volatility.

      The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:


                                                                             Amortized Cost
                                                                              December 31,
                                                              -------------------------------------
                                                                2001          2000           1999
                                                              -------       --------       --------
                                                                         (In thousands)
Investment Securities Held to Maturity:
   U.S. government agencies                                   $ 7,290         14,931          4,508
   State and political subdivisions                               615            674            731
   Mortgage-backed securities                                   3,344          5,971          4,829
   Collateralized mortgage obligations                          4,915          5,324             --
                                                              -------         ------         ------
         Total investment securities held to maturity         $16,164         26,900         10,068
                                                              =======         ======         ======


      The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:

                                                                               Fair Value
                                                                              December 31,
                                                              -------------------------------------
                                                                2001          2000           1999
                                                              -------       --------       --------
                                                                        (In thousands)
Investment Securities Available for Sale:
   U.S. government agencies                                   $25,276         25,581         17,871
   State and political subdivisions                             3,393            848            845
   Mortgage-backed securities                                  50,381         19,848         20,138
   Collateralized mortgage obligations                         52,523         38,554         25,945
   Asset backed securities                                      1,299             --             --
   Equity securities                                            2,438             --             --
   Commercial paper                                                --             --          3,000
                                                              -------         ------         ------
         Total investment securities available for sale      $135,310         84,831         67,799
                                                              =======         ======         ======



      At December 31, 2001, the Bank owned CMOs with a total amortized cost of $57,044,000. All of the CMOs are rated AAA. The CMOs are all backed by federal agency guaranteed mortgages.

      The MBS portfolio's total amortized cost of $53,331,000 at December 31, 2001, is a mixture of fixed rate mortgages, adjustable rate mortgages ("ARMs"), and securities with balloon payments. At the time of purchase, the Bank considers various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

      The following tables present the maturities and weighted average yields of investment securities at December 31, 2001:


                                                                      Maturities of Held-to-Maturity
                                                                          Investment Securities
                                                                              Amortized Cost
                                                               --------------------------------------
                                                                After one      After five       After
                                                                 through         through         ten
                                                               five years       ten years       years
                                                               ------------    -----------    -------
                                                                            (In thousands)
   U.S. government agencies                                        $ --           2,000        5,290
   State and political subdivisions                                 230              --          385
   Mortgage-backed securities                                       482           2,266          596
   Collateralized mortgage obligations                               --              --        4,915
                                                                    ---           -----       ------
      Total investment securities held to maturity                 $712           4,266       11,186
                                                                    ===           =====       ======


                                                                      Weighted Average Yields of
                                                                          Held-to-Maturity
                                                                       Investment Securities
                                                               --------------------------------------
                                                                After one      After five       After
                                                                 through         through         ten
                                                               five years       ten years       years
                                                               ------------    ------------     -----

     U.S. government agencies                                        --%           8.00%        8.00%
     State and political subdivisions                              7.46%             --%        5.47%
     Mortgage-backed securities                                    6.07%           7.29%        6.96%
     Collateralized mortgage obligations                             --%             --%        7.25%


                                                                   Maturities of Available for Sale
                                                                         Investment Securities
                                                                            Amortized Cost
                                                       --------------------------------------------------------
                                                                         After one      After five        After
                                                                          through         through          ten
                                                        Immediate       five years       ten years        years
                                                       ------------     ------------    ------------     ------
                                                                              (In thousands)
   U.S. government agencies                               $   --             --             19,516        4,990
   State and political subdivisions                           --            230              1,361        1,800
   Mortgage-backed securities                                 --            487             11,225       38,275
   Collateralized mortgage obligations                        --             --              4,078       48,051
   Asset-backed securities                                    --             --              1,293           --
   Equity securities                                       1,609             --                 --           --
                                                           -----            ---             ------       ------
     Total investment securities available for
         sale                                             $1,609            717             37,473       93,116
                                                           =====            ===             ======       ======

                                     -18-


                                                              Weighted Average Yields of Available for Sale
                                                                          Investment Securities
                                                        -------------------------------------------------------
                                                                          After one      After five       After
                                                                           through         through         ten
                                                         Immediate       five years       ten years       years
                                                        ------------     ------------    ------------    ------

     U.S. government agencies                                --%              --%            6.21%        5.94%
     State and political subdivisions                        --%            6.89%            5.98%        7.03%
     Mortgage-backed securities                              --%            6.45%            5.80%        6.11%
     Collateralized mortgage obligations                     --%              --%            6.36%        6.23%
     Asset-backed securities                                 --%              --%            3.63%          --%



       Loans

       Total loans were $271,834,000 at December 31, 2001, an increase of $9,305,000 (3.5%), over total loans of $262,529,000 at December 31, 2000. The primary growth during 2001 occurred in the commercial real estate mortgage loan area. The commercial real estate mortgage portfolio increased $22,610,000 (25.3%) to $112,075,000 at December 31, 2001 compared to $89,465,000 at December
31, 2000. The increase was due primarily to increased demand for commercial credits. Commercial real estate mortgage loans represented 41.2% and 34.1% of the total loans at December 31, 2001 and 2000, respectively. The residential real estate mortgage loan component of the loan portfolio decreased $8,322,000 (13.8%) to $51,806,000 at December 31, 2001, over the 2000 balance of
$60,128,000 and represented 19.1% of the total loan portfolio at December 31, 2001, as compared to 22.9% at December 31, 2000.

      The above increases were offset by a decrease in the commercial, financial and agricultural loans. The commercial, financial and agricultural portfolio decreased $8,478,000 (11.8%) to $63,158,000 at December 31, 2001 compared to
$71,636,000 at December 31, 2000. Commercial, financial and agricultural loans represented 23.2% and 27.3% of the total loans at December 31, 2001 and 2000, respectively.

      In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association ("FNMA") with the Bank retaining the servicing, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 2001, the Bank sold mortgage loans totaling approximately $30,924,000 to FNMA, with the Bank retaining the servicing, and sold mortgage loans totaling approximately $12,455,000 to the mortgage servicing company with servicing released. At December 31, 2001, the Bank was servicing loans totaling approximately $81,845,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See "- EFFECTS OF INFLATION AND CHANGING PRICES."

      The following table presents the composition of the loan portfolio by major categories at the end of the last five years:


                                                      2001          2000           1999          1998          1997
                                                   ----------    ----------     ----------    ----------    ----------
                                                                             (In thousands)
Commercial, financial and agricultural              $ 63,158        71,636         77,236        61,075        46,329
Leases - commercial                                    8,113            --             --            --            --
Real estate - construction:
    Commercial                                         3,562         9,883         16,591         8,112         3,172
    Residential                                        7,932         4,973          5,653         4,544         3,583
Real estate - mortgage:
    Commercial                                       112,075        89,465         75,285        61,113        51,714
    Residential                                       51,806        60,128         58,350        60,135        58,645
Real estate - held for sale                            9,531         7,534          7,636         4,200         3,467
Consumer installment                                  15,657        18,910         19,855        19,508        18,583
                                                    --------       -------        -------       -------       -------
       Total loans                                  $271,834       262,529        260,606       218,687       185,493

Less: Allowance for loan losses                       (5,340)       (3,634)        (3,774)       (2,808)       (2,125)
                                                    --------      --------        -------       -------       -------
       Loans, net                                   $266,494       258,895        256,832       215,879       183,368
                                                    ========      ========        =======       =======       =======

      The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2001:


                                                                     Maturities of Loan Portfolio
                                                       ---------------------------------------------------------
                                                                           After one        After
                                                          Within           through          five
                                                         one year         five years        years         Total
                                                       ------------      -----------     ----------    ---------
                                                                            (In thousands)
   Commercial, financial and agricultural                  $36,650           23,238          3,270        63,158
   Leases - commercial                                          --            7,071          1,042         8,113
   Real estate - construction                               11,424               70             --        11,494
   Real estate - mortgage                                   15,899           57,597         90,385       163,881
   Real estate - held for sale                                  --               50          9,481         9,531
   Consumer installment                                      6,427            8,291            939        15,657
                                                           -------           ------        -------       -------
         Total loans                                       $70,400           96,317        105,117       271,834
                                                           =======           ======        =======       =======

   Variable-rate loans                                     $37,138           12,847         78,285       128,270
   Fixed-rate loans                                         33,262           83,470         26,832       143,564
                                                           -------           ------        -------       -------
         Total loans                                       $70,400           96,317        105,117       271,834
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

      Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Directors' Loan Committee are informed of the status of delinquent and "watch" or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Directors' Loan Committee as to loan charge-offs on a monthly basis.

      The allowance for loan losses represents management's assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank's loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank's Credit Administration area and presented to the Directors' Loan Committee on a monthly basis. In addition, the Bank has engaged outside loan review consultants, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio and the adequacy of the allowance.

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

      The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

                                                             Allowance for Loan Loss Activity for Year ended
                                                                              December 31
                                                    ------------------------------------------------------------------
                                                      2001         2000           1999          1998         1997
                                                      ----         ----           ----          ----         ----
                                                                         (Dollars in thousands)
Balance at beginning of period                      $3,634        3,775          2,808        2,125          2,094
Provision for loan losses                            3,555        2,622          2,506          891            285
Charge-offs:
    Commercial, financial, and agricultural          1,268          943          1,018           42            146
    Real estate                                        512        1,113            277           --              1
    Consumer                                           190        1,059            336          272            173
                                                    ------        -----          -----        -----          -----
        Total charge-offs                            1,970        3,115          1,631          314            320
                                                    ------        -----          -----        -----          -----
Recoveries:
    Commercial, financial and agricultural              40          250              5            7             15
    Real estate                                         11           11              1            2              3
    Consumer                                            70           91             86           97             48
                                                    ------        -----          -----        -----          -----
        Total recoveries                               121          352             92          106             66
                                                    ------        -----          -----        -----          -----

Net charge-offs (recoveries)                         1,849        2,763          1,539          208            254
                                                    ------        -----          -----        -----          -----
Balance at end of period                            $5,340        3,634          3,775        2,808          2,125
                                                    ======        =====          =====        =====          =====

Ratio of allowance for loan losses to loans
  outstanding                                         1.96%        1.38%          1.45%        1.28%          1.15%
Ratio of allowance for loan losses to
  nonaccrual loans, renegotiated loans, and
  other nonperforming assets                         47.52%       41.93%         57.34%       61.14%             --
Ratio of net charge-offs (recoveries) to
  average loans outstanding                           0.70%        1.06%          0.63%        0.10%          0.15%

     The allowance for loan losses was $5,340,000 (1.96% of total outstanding loans) at December 31, 2001, compared to $3,634,000 (1.38% of total outstanding loans) at December 31, 2000. This allowance reflects, in part, continued deterioration in certain problem loans identified in previous years and increased losses estimated based on continued reviews of the loan portfolio by an independent consultant in 2001, as well as management's more detailed evaluations, estimates and judgements regarding various identified credits. In addition, in December 2000, the Board contracted this independent loan review services provider to undertake and complete a review of the Bank's portfolio and to assist the Bank's management in assessing the adequacy of the Bank's allowance for loan losses. Management considered the results of such third party review in determining the provision for loan losses for 2001 and the fourth quarter of 2000. In addition to semi-annual loan reviews, starting in 2001, this loan review services provider has assisted in implementing new policies and procedures for the loan process. The Bank's more rigorous internal reviews and changes in its credit practices, may result in additions to the allowance for loan losses, and the identification of additional potential problem loans.

      The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. This has had the effect of slowing the Bank's loan growth.

      During 2001, the Company had loan charge-offs totaling $1,970,000 and recoveries of $121,000, as compared to $3,115,000 in charge-offs and recoveries of $352,000 in the prior year. The reduced levels of charge-offs primarily related to several large commercial loans in various industries which were identified in 2000 as problem credits in the reviews and examinations as discussed above.

      Management believes that the $5,340,000 allowance for loan losses at December 31, 2001 (1.96% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers' financial conditions, will not result in increased losses in the Bank's loan portfolio or in additional provisions to the allowance for loan losses. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans. The increase in the ratio of the allowance for loan losses to nonperforming assets between year-end 2000 and year-end 2001 was primarily due to an increase in the provision for loan losses. The decrease in the ratio of the allowance for loan losses to nonperforming assets between year-end 1999 and year-end 2000 was primarily due to an increase in charge-offs not fully offset by an increase in provision for loan losses.

      While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the determination of the specific and general loss allowances for certain loans classified as problem credits and uses a five-year historical loss factor to determine the loss allocation for the remainder of the loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for impaired loans where management has identified specific losses. Level II allowances are set aside to cover general losses associated with problem loans which possess more than a normal degree of credit risk, but where no specific losses have been identified. These loans have been criticized or classified by the Bank's regulators, external loan review personnel engaged by the Bank, or internally by management. The five-year historical loss factors, subject to certain minimum percentages considering regulatory guidelines, are applied to the Level II problem loans in determining the allocation. Level III is the allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents, readily marketable collateral, and portions of the portfolio that are partially covered by a U.S. Government or government agency guaranty. Adjustments are then made for local economic conditions. The allocation for Level III is determined by applying the historical loss factor, derived from prior years actual experience, to the adjusted outstanding balance for this classification. At December 31, 2001, the allowance for loan losses was allocated to approximately $1.3 million for impaired loans (Level 1), approximately $2.0 million for criticized and classified loans (Level II) and approximately $1.7 million for the general reserve (Level III).

      On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS No. 118"), which amends SFAS No. 114, with no material effect on its financial condition or results of operations. At December 31, 2001, the Company had approximately $10,164,000 of impaired loans, which included 22 loans to 10 borrowers with a total valuation allowance of approximately $1,413,000. In comparison, at December 31, 2000, the Company had approximately $8,356,000 of impaired loans, which included 35 loans to 10 borrowers with a total valuation allowance of approximately $529,000.

      Nonperforming Assets

      Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

      Nonperforming assets were $12,706,000, $8,695,000, and $6,853,000 at
December 31, 2001, 2000, and 1999, respectively. These levels represent an increase of $4,011,000 (46.1%) for the year ended December 31, 2001, and an increase of $1,842,000 (26.9%) for the year ended December 31, 2000. The increases in 2001 and 2000 were mainly due to an increase in nonaccrual loans due to a deterioration in certain loans determined by recent analyses and loan reviews. In addition, accruing loans 90 days or more past due increased significantly. This increase is mainly due to one large loan which was placed on nonaccrual in the first quarter of 2002.

      An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

                                                                            Nonperforming Assets
                                                                                December 31,
                                                           ---------------------------------------------------------
                                                           2001         2000         1999        1998        1997
                                                           ----         ----         ----        ----        ----
                                                                           (Dollars in thousands)

Nonaccrual loans                                          $  10,211        7,793       6,075       4,593         --
Renegotiated loans                                               --           --          --          --         --
Other nonperforming assets (primarily other real
  estate)                                                     1,026          874         509          --         --
Accruing loans 90 days or more past due                       1,469           28         269         304        276
                                                              -----           --         ---         ---        ---

        Total nonperforming assets                        $  12,706        8,695       6,853       4,897        276
                                                             ======        =====       =====       =====        ===

Nonaccrual loans and renegotiated loans as a
  percentage of total loans                                   3.76%        2.97%       2.33%       2.10%         --
Nonaccrual loans, renegotiated loans and other
  nonperforming assets as a percentage of total
  loans                                                       4.13%        3.30%       2.53%       2.10%         --
Total nonperforming assets as a percentage of
  total loans                                                 4.67%        3.31%       2.63%       2.24%       0.15%

      If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $528,000, $826,000, and $428,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

      Other Potential Problem Loans

      Potential problem loans consist of those loans where management has serious doubts as to the borrower's ability to comply with the present loan repayment terms. At December 31, 2001, the Company had identified 117 loans totaling approximately $10,379,000 or 3.8% of total loans which were considered potential problem loans. At December 31, 2000, the Company had identified 120 loans totaling approximately $8,826,000 or 3.4% of total loans which were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed.

      Deposits

      Total deposits increased $54,027,000 (17.1%) to $369,668,000 at December 31, 2001, as compared to $315,641,000 at December 31, 2000. Noninterest-bearing deposits were $48,544,000 and $43,292,000 while total interest-bearing deposits were $321,124,000 and $272,349,000 at December 31, 2001 and 2000, respectively.
This trend is the result of management's decision to maintain a competitive position in its deposit rate structure coupled with the Bank's marketing efforts to attract local deposits and fund its loan growth. At December 31, 2001, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.1%, while MMDAs, NOWs and regular savings made up approximately 39.0%, certificates of deposit under $100,000 comprised approximately 23.8%, and certificates of deposit and other time deposits of $100,000 or more comprised 24.1%. At December 31, 2000, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.7%, while MMDAs, NOWs and regular savings made up approximately 35.2%, certificates of deposit under $100,000 comprised approximately 25.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 25.4%.

      The composition of total deposits for the last three years is presented in the following table:


                                                                          December 31,
                                        ----------------------------------------------------------------------------------
                                                 2001                         2000                         1999
                                                 ----                         ----                         ----
                                                      % Change                     % Change                    % Change
                                                     from prior                   from prior                   from prior
                                        Amount        year end        Amount       year end        Amount      year end
                                        ------        --------        ------       --------        ------      --------
                                                                     (Dollars in thousands)
Demand deposits                       $   48,544        12.54%          43,292       11.38%          38,868       11.93%
Interest bearing deposits:
  NOWs                                    59,705        61.83%          36,894        8.55%          33,987       57.30%
  MMDAs                                   70,999        13.61%          62,496        5.53%          59,219       40.09%
  Savings                                 13,703        17.45%          11,667        1.51%          11,493        9.08%
  Certificates of deposit under
     $100,000                             87,821         8.19%          81,174       11.94%          72,517        0.13%
   Certificates of deposit and
     other time deposits of
     $100,000 and over                    88,896        10.96%          80,118        1.88%          78,638       51.39%
                                         -------        ------         -------        -----         -------       ------
  Total interest bearing deposits        321,124        17.91%         272,349        6.45%         255,854       28.71%
                                         -------        ------         -------        -----         -------       ------
      Total deposits                  $  369,668        17.17%         315,641        7.10%         294,722       26.22%
                                         =======        ======         =======        =====         =======       ======


      The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" table immediately following:

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES
Consolidated Average Balances, Interest Income/Expense and Yields/Rates Taxable Equivalent Basis

                                                                                   For the Years Ended December 31,
                                                          -------------------------------------------------------------------
                                                                         2001                                2000
                                                          --------------------------------     ------------------------------
                                                           Average                 Yield/      Average                Yield/
                                  ASSETS                   Balance     Interest     Rate       Balance     Interest    Rate
                                                           -------     --------    ------      -------     --------   ------
                                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                             $ 264,948     21,418       8.08%      261,499     22,707     8.68%
    Investment securities:
        Taxable                                             119,288      7,735       6.48%       97,007      6,827     7.04%
        Tax-exempt (2)                                        1,950        139       7.15%        1,160         85     7.31%
                                                           --------------------                --------------------
                Total investment securities                 121,238      7,874       6.49%       98,167      6,912     7.04%
    Federal funds sold                                       15,857        530       3.34%        8,086        495     6.12%
    Interest-earning deposits with other banks                2,395        107       4.47%        1,754        142     8.10%
                                                           --------------------                --------------------
                Total interest-earning assets               404,438     29,929       7.40%      369,506     30,256     8.19%
Allowance for loan losses                                    (4,441)                             (3,854)
Cash and due from banks                                      11,918                              10,790
Premises and equipment                                        3,241                               3,231
Rental property, net                                          1,568                               1,623
Other assets                                                 11,599                              10,261
                                                           ---------                           ---------
                Total assets                              $ 428,323                             391,557
                                                           =========                           =========

                 LIABILITIES & STOCKHOLDERS' EQUITY

Interest-bearing liabilites:
    Deposits:
        Demand                                            $  45,104      1,165       2.58%       35,051      1,158     3.30%
        Savings and money market                             77,286      2,658       3.44%       79,332      3,968     5.00%
        Certificates of deposits less than $100,000          84,988      5,106       6.01%       78,199      5,180     6.62%
        Certificates of deposits and other time
           deposits of $100,000 or more                      85,362      4,182       4.90%       79,059      4,543     5.75%
                                                           --------------------                --------------------
            Total interest-bearing deposits                 292,740     13,111       4.48%      271,641     14,849     5.47%
    Federal funds purchased and securities sold
        under agreements to repurchase                        3,233        117       3.62%        5,344        313     5.86%
    Other borrowed funds                                     50,428      2,809       5.57%       44,447      2,480     5.58%
                                                           --------------------                --------------------
            Total interest-bearing liabilities              346,401     16,037       4.63%      321,432     17,642     5.49%
Noninterest-bearing deposits                                 42,328                              37,863
Accrued expenses and other liabilities                        5,439                               3,004
Stockholders' equity                                         34,155                              29,258
                                                          ----------                           ---------
            Total liabilities and stockholders' equity    $ 428,323                             391,557
                                                          ==========                           =========
Net interest income                                                    $13,892                             $12,614
                                                                      =========                           =========
Net yield on total interest-earning assets                                           3.43%                             3.41%
                                                                                    ======                            ======






                                                          For the Years Ended December 31,
                                                          --------------------------------
                                                                        1999
                                                          --------------------------------
                                                             Average               Yield/
                            ASSETS                           Balance   Interest     Rate
                            ------                           -------   --------    ------
                                                                (Dollars in thousands)
Interest-earning assets:
    Loans (1)                                                243,938     20,393     8.36%
    Investment securities:
        Taxable                                               70,842      4,551     6.42%
        Tax-exempt (2)                                         1,515        112     7.40%
                                                            --------------------
                Total investment securities                   72,357      4,663     6.44%
    Federal funds sold                                         6,796        347     5.11%
    Interest-earning deposits with other banks                 1,940        113     5.82%
                                                            --------------------
                Total interest-earning assets                325,031     25,516     7.85%
Allowance for loan losses                                     (3,093)
Cash and due from banks                                        9,833
Premises and equipment                                         3,482
Rental property, net                                           1,727
Other assets                                                   6,729
                                                            ---------
                Total assets                                 343,709
                                                            =========

                 LIABILITIES & STOCKHOLDERS' EQUITY

Interest-bearing liabilites:
    Deposits:
        Demand                                                26,795        658     2.46%
        Savings and money market                              69,787      2,958     4.24%
        Certificates of deposits less than $100,000           70,934      4,118     5.81%
        Certificates of deposits and other time
           deposits of $100,000 or more                       62,700      3,147     5.02%
                                                            --------------------
            Total interest-bearing deposits                  230,216     10,881     4.73%
    Federal funds purchased and securities sold
        under agreements to repurchase                         6,832        336     4.92%
    Other borrowed funds                                      39,236      2,132     5.43%
                                                            --------------------
            Total interest-bearing liabilities               276,284     13,349     4.83%
Noninterest-bearing deposits                                  35,417
Accrued expenses and other liabilities                         2,371
Stockholders' equity                                          29,637
                                                            ---------
            Total liabilities and stockholders' equity       343,709
                                                            =========
Net interest income                                                     $12,167
                                                                       =========
Net yield on total interest-earning assets                                          3.74%
                                                                                   ======

-------------
(1) Loans on nonaccural status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

      The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more:

                                     Maturities of Time Deposits over $100,000
                                                December 31, 2001
                                                -----------------
                                                 (In thousands)

Three months or less .........................  $21,042
After three within six months ................   12,863
After six within twelve months ...............   17,628
After twelve months ..........................   37,363
                                                 ------
    Total ....................................  $88,896
                                                 ======

Weighted Average rate on time deposits
    of $100,000 or more at period-end ........     4.57%



     Schedule of Short-term Borrowings (1)

      The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.


                         Maximum                                                                 Weighted
    Year ended       Outstanding at        Average        Interest Rate        Ending        Average Interest
   December 31        any Month-end        Balance         During Year        Balance        Rate at Year-end
   -----------        -------------        -------         -----------        -------        ----------------
                                            (Dollars in thousands)

       2001              $10,136            $3,178            3.40%           $10,136             1.75%
       2000                6,746             4,678            6.69%             4,389             5.95%
       1999               13,548             6,832            4.92%             8,866             5.30%


(1) Consists of securities sold under agreements to repurchase.


     Other Borrowed Funds and Contractual Obligations

     Other borrowed funds consist of Federal Home Loan Bank advances and notes payable. The following table outlines the Company's other borrowed funds and contractual obligations as of December 31, 2001:

                                                                Payments Due by Period

                                   Total      Less than one year    One to five years   After five years
                                              ------------------    -----------------   ----------------
  Long-term debt:                                                    (In thousands)

  FHLB advances                    53,403                   118               5,098              48,187
  Notes payable                       178                    24                 154                  --
                                   ------                   ---               -----              ------
  Total                            53,581                   142               5,252              48,187


     The Company has operating leases for certain bank premises and equipment primarily including computer equipment and copiers. In 2001, the Company paid $151,000 and $220,000 in premises and equipment leases, respectively.

     Off-Balance Sheet Commitments

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

     The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       The financial instruments whose contract amounts represent credit risk as of December 31, 2001 are as follows:

       Commitments to extend credit                   $36,931,000
       Standby letters of credit                        7,350,000

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

     Capital Resources

     The Company's consolidated stockholders' equity was $35,834,000 and $31,805,000 at December 31, 2001 and 2000, respectively, an increase of $4,029,000 (12.7%) since year-end 2000. The increase in stockholders' equity for 2001 is due to an increase in the accumulated other comprehensive income due to unrealized gain on investment securities available for sale and net earnings offset by cash dividends for 2001. The Company has funded its capital growth primarily through retained earnings since its early 1995 sale of common stock that raised approximately $1,234,000 of net proceeds to the Company.

     During 2001, cash dividends of $1,563,000 or $0.40 per share, were declared on the Common Stock as compared to $1,570,000 or $0.40 per share, in 2000. The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is important to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See "SUPERVISION AND REGULATION."

     Certain financial ratios for the Company for the last three years are presented in the following table:

                                                    Equity and Asset Ratios
                                                          December 31,
                                                    2001     2000     1999
                                                  -------  -------   -------

       Return on average assets                    1.07%    0.77%     0.85%
       Return on average equity                   13.40%   10.30%     9.86%
       Dividend payout ratio                      34.19%   51.28%    43.24%
       Average equity to average asset ratio       7.97%    7.47%     8.62%

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and the Alabama Superintendent of Banks. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. See "SUPERVISION AND REGULATION."

      The following table sets forth the Bank's actual capital levels and the related required capital levels at December 31, 2001:

                                    Actual                  Required
                                    Capital      Actual      Capital   Required
                                    Amount       Ratio       Amount     Ratio
                                              (Dollars in thousands)

Tier 1 risk-based capital         $ 31,528      10.45%      $ 12,072      > 4%
                                                                          -
Leverage ratio                      31,528       6.92%        18,760     3 - 5%
Total risk-based capital            35,320      11.70%        24,144      > 8%
                                                                          -

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

      Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB-Atlanta's advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. This line is collateralized by a blanket lien against the Bank's one to four family residential mortgage loans and investment securities. At December 31, 2001, the Bank had $53,403,000 in advances drawn down from FHLB-Atlanta.

      Overall, net cash provided from financing activities increased $43,002,000 (217.9%) to $62,733,000 during 2001 from the previous year's total of $19,731,000. Net cash used by operating activities increased $9,240,000 (169.2%) to $3,779,000 from net cash provided of $5,461,000 for the year ended December 31, 2001. Cash provided in investing activities during 2001 approximated $46,023,000.

      The Company depends mainly on dividends, management fees and lease payments from the Bank, for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $1,850,000, $1,660,000, and $855,000 in cash dividends for 2001, 2000, and 1999 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to a third-party vendor. In addition, the Bank leases premises and equipment from the Company for its operations. Leases between the Bank and the Company are based on the same terms and conditions as leases to outside third parties leasing space in the same building. The Bank paid the Company $27,000 and $170,000 in management fees for the years ended December 31, 2001 and 2000, respectively and $204,000 in lease payments for the years ended December 31, 2001 and 2000. These funds were used to pay operating expenses and fund dividends to the Company's shareholders. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each subsidiary based on their individual tax positions as if each entity filed a separate tax return.

      The Bank has reduced its loan to deposit ratio to 73.53% at December 31, 2001 from 88.42% at December 31, 1999 and 83.17% at December 31, 2000. The Bank has been monitoring its liquidity, and has sought to better price its loans consistent with its costs of funds and the Bank's assessment of potential credit risk. This process has slowed and is expected to continue to slow the Bank's loan growth and related loan revenues.

      Interest Rate Sensitivity Management

      An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank's Asset/Liability Management Committee ("ALCO") is charged with the responsibility of managing, to the degree prudently possible, its exposure to "interest rate risk," while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap ("GAP"). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank's balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 5.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2001, the Bank's net interest income would decrease approximately 1.63% in a rising rate environment and decrease approximately 2.53% in a falling rate environment. Interest rate scenario models are prepared using software created and licensed by The Bankers Bank.

      For purposes of measuring interest rate sensitivity, Company management provides growth assumptions to incorporate over the 12-month period. Although demand and savings accounts are subject to immediate withdrawal, all passbook savings and regular NOW accounts are reflected in the model as repricing based on The Bankers Bank model standards. For repricing GAP, these accounts are repricing immediately. For liquidity GAP, the following decay rates are used:

             1 Year     2-3 Years      4-5 Years    5-15 Years     16-30 Years
 Savings       34%         36%             16%           12%            2%
 NOW           41%         38%             13%            8%
 MMDA          49%         38%             10%            3%

      Certificates of deposit are spread according to their contractual maturity. Investment securities and loans reflect either the contractual maturity, call date, repricing date, or in the case of mortgage related products, a market prepayment assumption.

                                                                       Interest Sensitivity Analysis
                                                                                                  Over Five
                                                                One to       Four to     One to   Years and
                                                                 Three       Twelve       Five    Non-rate
December 31, 2001                                   Immediate   Months       Months       Years   Sensitive     Total
                                                    ---------   ------       ------      ------   ---------     -----
                                                                                 (In thousands)
Earning Assets:
---------------
Loans                                                $    --     87,577       34,832     122,816    26,609      271,834
Taxable investment securities                             --      9,556       25,956      74,381    37,960      147,853
Tax-exempt investment securities                          --         --          504         558     2,559        3,621
Federal funds sold and securities purchased
under agreements to resell                            13,721         --           --          --        --       13,721
Interest earning deposits with other banks               854         --           --          --        --          854
                                                     -------   --------     --------     -------    ------      -------
Total earning assets                                  14,575     97,133       61,292     197,755    67,128      437,883
                                                     -------   --------     --------     -------    ------      -------

Interest bearing liabilities:
-----------------------------
Demand deposits                                           --      4,855       11,165      25,242     7,282       48,544
Savings and money market                                  --    144,407           --          --        --      144,407
Certificates of deposit less than $100,000                --     32,469       38,121      17,231        --       87,821
Certificates of deposit and other time
   deposits of $100,000 or more                           --     33,609       29,249      26,037        --       88,895
Federal funds purchased and securities sold
   under agreements to repurchase                     10,135         --           --          --        --       10,135
FHLB and other borrowings                                 --     13,036        5,107      35,252       186       53,581
                                                     -------   --------     --------     -------    ------      -------
Total interest bearing liabilities                    10,135    228,376       83,642     103,762     7,468      433,383
                                                     -------   --------     --------     -------    ------      -------

Interest sensitivity gap                               4,440   (131,243)     (22,350)     93,993    59,660        4,500
                                                     --------  --------     --------     -------    ------      =======
Cumulative interest sensitivity gap                  $ 4,440   (126,803)    (149,153)    (55,160)    4,500
                                                     =======   ========     ========     =======    ======


      The interest sensitive assets at December 31, 2001, that reprice or mature within 12 months were $173,000,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $322,153,000. At December 31, 2001, the 12 month cumulative GAP position, was a negative $149,153,000 resulting in a GAP ratio of 0.54%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period.

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

      The Bank's Asset Liability Management Policy states that establishing limits on interest rate swaps, caps, and floors can be somewhat confusing or misleading since the notional amount by which these instruments are expressed is never exchanged between counterparties and therefore is not "at risk." Furthermore, since they represent tools used by ALCO to manage imbalances in the Bank's balance sheet in a prudent and cost effective manner, the appropriate volume of swaps for the Bank is not static; it changes with elements such as the economic environment, the capital position, and the ability to efficiently replicate hedging actions in the cash markets. The Bank endeavors to limit outstanding notional value of cash contracts executed for purposes of managing net interest income to 25% of total assets as reported in the most recent quarterly call report. Notional value of cash contracts executed with one counterparty are limited to 10% of total assets as reported in the Bank's most recent quarterly call report.

      In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (Statement 137). Statement 133 is now effective for financial statements for the first fiscal quarters of the fiscal years beginning after June 15, 2000. The Company adopted Statement 133 on January 1, 2001. Statement 133 resulted in a $142,000 net of tax cumulative effect of a change in accounting principle adjustment to the Company's consolidated financial statements upon adoption. As of December 31, 2001, the Company had the following derivative instrument:

                                                                                          Weighted
                                                                                           Average
                                                                          Weighted        Remaining
                                       Notional  Carrying  Estimated   Average Rate (1)      Life
                                        Amount    Value    Fair Value  Received    Paid    (Years)
                                       --------  --------  ----------  --------    ----   ----------
                                                             (Dollars in thousands)
Swaps:
 Fair value hedge: receive fixed:
  Over one year through five years      5,000      $204      $204        5.68%   4.50%        2.3

----------------
(1) The weighted average rates received/paid are shown only for swaps for which net interest amounts were receivable or payable at the end of each period. Interest rates on variable rate derivative products held by the Bank are derived from the 3 month LIBOR rate.

      At December 31, 2001, the $5.0 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable rates. The fair value of this derivative financial instrument is based on dealer quotes and third party financial models. See "RESULTS OF OPERATIONS - NET INTEREST INCOME."

      Three other interest rate swap contracts which had been used as fair value hedges of variable rate certificates of deposits with the total notional value of $20.0 million were terminated during 2001. There was no significant gain or loss resulting from these terminations. In February 2000, the Bank entered into an interest rate swap with respect to $10.0 million in variable rate loans. This agreement allows the Bank to receive fixed-interest payments at 9.80% per annum and to pay a variable rate equal to prime. The purpose of this contract was to reduce interest rate exposure to variable rate assets in a low-interest rate environment. During 2001, the Bank recorded a gain of $199,000 due the change in fair value of this interest rate swap. This contract, which was not specifically designated as a hedging instrument, was terminated in 2001 for additional gain of $34,000.

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

      Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002.

      SFAS No. 141 requires upon the adoption of SFAS No. 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As the Company has no goodwill or significant identifiable intangibles as of December 31, 2001, the adoption of SFAS No. 142 is not expected to have an impact on the Company's and Bank's consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain lease obligations.

      SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS No. 143 to have a material effect on the financial condition or results of operations of the Company or Bank.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

      SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

      SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. Management does not anticipate the adoption of SFAS No. 144 to have a material effect on the financial condition or results of operations of the Company or Bank.

         Results of Operations

      Net Earnings

      Net earnings increased $1,564,000 (51.9%) to $4,578,000 during 2001 from $3,014,000 for the year ended December 31, 2000. Basic income per share was $1.17 and $0.77 for 2001 and 2000, respectively, an increase of 52.0%. Comparatively, net earnings during 2000 increased $92,000 (3.2%) from the 1999 total of $2,922,000, while basic income per share showed a similar increase of $0.03 per share for 2000 from a 1999 per share total of $0.74.

      The increase in net earnings for 2001 is attributable to higher net interest income and noninterest income offset by higher provisions for loan losses and noninterest expense. In addition, net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. The increase in net earnings for 2000 is attributable to higher net interest income and noninterest income offset by higher noninterest expense.

      Net Interest Income

      Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company's earnings. Net interest income was $13,845,000 for the year ended December 31, 2001. This increase of $1,261,000 (10.0%) over 2000 is due to the increase in average interest earning assets during 2001 and an increase in the net yield on total interest earning assets of two basis points to 3.43%.

      Net interest income for 2000 was $12,584,000, $456,000 (3.8%) higher than 1999 net interest income of $12,128,000. This increase over 1999 was due to the increase in average interest earning assets during 2000 offset by a decrease in the net yield on total interest earning assets of 33 basis points to 3.41%.

      The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in net interest income of $219,000 for 2001, a net decrease of $18,000 for 2000 and an increase of $131,000 for 1999. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See "-- INTEREST RATE SENSITIVITY MANAGEMENT", the "CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" table appearing elsewhere herein and the "RATE/VOLUME VARIANCE ANALYSIS" tables immediately following.


                          Rate/Volume Variance Analysis

         Taxable-Equivalent Basis (1)(2)                            Change Due to
             Years Ended December 31,                    Net                              Rate/
              2001 Compared to 2000                     change      Rate      Volume     Volume
                                                        ------      ----      ------     ------
                                                                    (In thousands)

Earning Assets:
   Loans                                                $(1,289)    (1,567)       299      (21)
   Investment securities:
      Taxable                                               908       (537)     1,568     (123)
      Tax-exempt                                             54         (2)        58       (2)
                                                        -------     ------      -----     ----
         Total investment securities                        962       (539)     1,626     (125)
   Federal funds sold                                        35       (225)       476     (216)
   Interest earning deposits with other banks               (35)       (64)        52      (23)
                                                        -------     ------      -----     ----
         Total earning assets                           $  (327)    (2,395)     2,453     (385)
                                                        =======     ======      =====     ====

Interest bearing liabilities:
   Deposits:
     Demand                                             $     7       (253)       332      (72)
     Savings and money market                            (1,310)    (1,240)      (102)      32
     Certificates of deposit less than $100,000             (74)      (482)       450      (42)
     Certificates of deposit and other time
       deposits of $100,000 or more                        (361)      (670)       362      (53)
                                                        -------     ------      -----     ----
         Total interest bearing deposits                 (1,738)    (2,645)     1,042     (135)

   Federal funds purchased and securities sold
       under agreements to repurchase                      (196)      (119)      (124)      47
   Other borrowed funds                                     329         (4)       334       (1)
                                                        -------     ------      -----     ----
       Total interest bearing liabilities               $(1,605)    (2,768)     1,252      (89)
                                                        =======     ======      =====     ====

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


                          Rate/Volume Variance Analysis

         Taxable-Equivalent Basis (3)(4)                              Change Due to
             Years Ended December 31,                  Net                              Rate/
              2000 Compared to 1999                   Change       Rate      Volume     Volume
                                                      ------       ----      ------     ------
                                                                     (In thousands)
Earning Assets:
   Loans                                               $2,314         789      1,468      57
   Investment securities:
      Taxable                                           2,276         435      1,680     161
      Tax-exempt                                          (27)         (1)       (26)      -
                                                       ------       -----      -----     ---
         Total investment securities                    2,249         434      1,654     161
   Federal funds sold                                     148          69         66      13

   Interest earning deposits with other banks              29          44        (11)     (4)
                                                       ------       -----      -----     ---
         Total earning assets                          $4,740       1,336      3,177     227
                                                       ======       =====      =====     ===

Interest bearing liabilities:
   Deposits:
     Demand                                            $  500         227        203      70
     Savings and money market                           1,010         533        404      73
     Certificates of deposit less than $100,000         1,062         581        422      59
     Certificates of deposit and other time
       deposits of $100,000 or more                     1,396         456        821     119
                                                       ------       -----      -----     ---
         Total interest bearing deposits                3,968       1,797      1,850     321

   Federal funds purchased and securities sold
      under agreements to repurchase                      (23)         64        (73)    (14)
   Other borrowed funds                                   348          57        283       8
                                                       ------       -----      -----     ---
       Total interest bearing liabilities              $4,293       1,918      2,060     315
                                                       ======       =====      =====     ===

-------------
(3) For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).

(4) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.

      Interest Income

      Interest income is a function of the volume of interest-earning assets and their related yields. Interest income was $29,883,000, $30,226,000, and $25,477,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Average interest-earning assets increased $34,932,000 (9.5%) during 2001, $44,475,000 (13.7%) during 2000, and $57,687,000 (21.6%) during 1999, while the fully taxable equivalent yields on average earning assets decreased 79 basis points in 2001 after increasing 34 basis points in 2000 and decreasing 29 basis points in 1999. The combination of these factors resulted in decreases in interest income of $343,000 (1.1%) for 2001 and increases of $4,749,000 (18.6%)
and $3,757,000 (17.3%) during 2000, and 1999, respectively. See "--CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES" and THE "RATE/VOLUME VARIANCE ANALYSIS" tables.

      Loans are the main component of the Bank's earning assets. Interest and fees on loans were $21,418,000, $22,707,000, and $20,392,000 for the years ended
December 31, 2001, 2000, and 1999, respectively. These levels reflected a decrease of $1,289,000 (5.7%) during 2001, and increases of $2,315,000 (11.4%)
during 2000, and $2,924,000 (16.7%) during 1999 due to increases in the average volume outstanding on loans over the past three years. The level of average balances has grown to $264,948,000 in 2001 from $261,499,000 in 2000 and $243,938,000 for
1999. The fully taxable equivalent yield on loans decreased 60 basis points to 8.08% in 2001, and increased 32 basis points to 8.68% in 2000 from the 1999 average yield of 8.36%.

      Interest income on investment securities increased $944,000 (13.7%) to $7,827,000 in 2001, following an increase of $2,258,000 (48.8%) to $6,883,000 in
2000 and an increase of $729,000 (18.7%) to $4,625,000 in 1999. The 2001 increase was due to a $23,071,000 increase in average volume outstanding offset by a decrease in yield of 55 basis points compared to 2000 levels. The 2000 increase was due to a $25,810,000 increase in average volume outstanding and an increase in yield of 60 basis points compared to 1999 levels. The fully taxable equivalent yields on investment securities were 6.49% in 2001, 7.04% in 2000, and 6.44% in 1999. See "FINANCIAL CONDITION--INVESTMENT SECURITIES."

      Interest Expense

      Total interest expense was $16,038,000, $17,642,000 and $13,349,000 for the years ended December 31, 2001, 2000, and 1999 respectively, representing a decrease of $1,604,000 (9.1%), during 2001 and increases of $4,293,000 (32.2%)
and $2,160,000 (19.3%) during 2000 and 1999, respectively. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $346,401,000 in 2001 from $321,432,000 in 2000 and $276,284,000 in 1999. The rates paid on these liabilities decreased 86 basis points in 2001 to 4.63% after increasing 66 basis points to 5.49% during 2000, and decreasing 19 basis points to 4.83% during 1999.

      Interest on deposits, the primary component of total interest expense, decreased $1,738,000 to $13,111,000 (11.7%) during 2001 from $14,849,000 in
2000, which in turn represents a $3,968,000 (36.5%) increase from the 1999 level of $10,881,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 2001 level of $292,740,000 as compared to $271,641,000 in 2000 and $230,216,000 in 1999. The average rates paid on interest-bearing deposits were 4.48%, 5.47%, and 4.73% for 2001, 2000, and 1999, respectively.

      Interest expense on borrowed funds was $2,809,000 in 2001, $2,480,000 in 2000, and $2,132,000 in 1999. These levels represent an increase of $329,000 (13.3%) during 2000, an increase of $348,000 (16.3%) during 2000, and an increase of $726,000 (51.6%) during 1999. The increases are primarily due to increases in FHLB advances of $4,882,000 and $1,882,000 for 2001 and 2000, respectively.

      Provision for Loan Losses

      During 2001, the Company made a total provision for loan losses of $3,555,000 based on management's reviews and assessments of the risk in the loan portfolio, the growth of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. This provision was taken primarily as a result of a deterioration in certain loans determined by recent analyses and loan reviews. In addition, the level of monthly provision has increased during 2001, 2000 and 1999 due to loan growth. During 2000 and 1999, the Company made total provisions for loan losses of $2,622,000 and $2,506,000, respectively. See "FINANCIAL CONDITION -- ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS."

      Noninterest Income

      Noninterest income increased $2,697,000 (80.5%) to $6,046,000 for the year ended December 31, 2001, from the 2000 total of $3,349,000, which in turn represented an increase of $351,000 (11.7%) from the total of $2,998,000 for 1999.

      Service charges on deposit accounts increased $77,000 (5.5%) during 2001 to $1,474,000 and $233,000 (20.0%) in 2000 to $1,397,000 both primarily due to increases in nonsufficient funds and overdraft charges mainly due to an increase in the number of items.

         Investment securities gains, net increased $1,467,000 (2486.4%) to $1,526,000 for the year ended December 31, 2001, from the 2000 total of $59,000. This increase is primarily due to a gain of $1,548,000 in the first quarter 2001 resulting from the purchase of the Company's investment in Star Systems, Inc.'s common stock by Concord EFS, Inc. In this transaction, the Company received common shares of Concord EFS, Inc., which is publicly traded, in exchange for its ownership in Star Systems, Inc.

      Other noninterest income increased $1,154,000 (61.0%) to $3,047,000 in 2001 from $1,893,000 in 2000. Comparatively, the 2000 total represented an increase of $59,000 (3.2%) from $1,834,000 in 1999. The increase in 2001 was primarily due to an increase of $238,000 in the fair value of derivatives since the implementation of SFAS No. 133, an increase of $189,000 in MasterCard/VISA discounts and fees due to Auburn University's acceptance of MasterCard/VISA for tuition, an increase of $105,000 in the cash surrender value of bank owned life insurance and an increase of $152,000 in the gain on the sale of mortgage loans. The increase in 2000 was primarily due to an increase of $363,000 in MasterCard/VISA discounts and fees due to Auburn University's acceptance of Mastercard/VISA for tuition, an increase of $198,000 in stock dividends from stock owned in other companies, and the loss on premises and equipment in the prior year of $57,000 primarily due to computer equipment that was not Year 2000 compliant. See "ITEM 1 - BUSINESS - SERVICES."

      Noninterest Expense

      Total noninterest expense was $10,019,000 for 2001, $8,865,000 for 2000, and $8,138,000 for 1999 reflecting an increase of $1,154,000 (13.0%) for 2001, an increase of $727,000 (8.9%) for 2000 and an increase of $1,300,000 (19.0%)
for 1999.

      Salaries and benefits increased $807,000 (23.7%) to $4,215,000 for the year ended December 31, 2001, and decreased $444,000 (11.5%) to $3,408,000 for the year ended December 31, 2000, from the 1999 total of $3,852,000. At December 31, 2001, the Company had 120 full-time equivalent employees, an increase of 1 over the level at December 31, 2000. At December 31, 2000, the Company had 119 full-time equivalent employees, an increase of 4 over the level at December 31, 1999. The increase for 2001 was primarily due to new hires, merit raises and the cost of benefits associated with such increases as well as an increase in the employee incentive plan payouts for 2001. The salary and benefit decrease for 2000 was due to the decrease in the employee incentive plan payouts for 2000.

      Net occupancy expense was $1,095,000, $1,110,000, and $1,116,000 for 2001,
2000 and 1999, respectively, representing a decrease of $15,000 (1.4%) in 2001 and a decrease of $6,000 (0.5%) in 2000 over the previous year's levels. The 2001 decrease is due to a decrease in depreciation on furniture and equipment offset by an increase in building lease payments. The 2000 decrease is due to a decrease in depreciation on furniture and equipment offset by an increase in lease payments for computer equipment.

      Other noninterest expense was $4,708,000 for 2001, $4,347,000 for 2000, and $3,169,000 for 1999. These levels represent an increase of $361,000 (8.3%) in 2001 and an increase of $1,178,000 (37.2%) in 2000 over the respective previous years. The 2001 increase is mainly due increases of $200,000 for the expenses associated with Auburn University's acceptance of MasterCard/VISA for tuition mentioned above, an increase of $188,000 in marketing expenses and losses of $105,000 from demand accounts offset by a decrease of $190,000 in expenses associated with repossessed real estate and property. The 2000 increase is mainly due an increase of $403,000 in the expenses associated with Auburn University's acceptance of Mastercard/VISA for tuition mentioned above, expenses of $87,000 due to the increased monitoring of nonaccrual loans, expenses of $164,000 associated with repossessed real estate and property, the Company's share of $120,000 for the net operating loss for a low income housing investment, and an increase of $92,000 in assessments due to an increase in FDIC Insurance Assessment rates and state bank assessment which had three assessments in 2000 compared to one in 1999. See "SUPERVISION AND REGULATION-FDIC INSURANCE ASSESSMENTS."

      Income Taxes

      The Company's income tax expense was $1,881,000, $1,432,000, and $1,559,000 in 2001, 2000, and 1999, respectively. These levels represent an effective tax rate on pre-tax earnings of 29.8% for 2001, 32.2% for 2000, and 34.8% for 1999. The effective tax rate has decreased due to benefits of tax credits related to a low income housing investment and bank owned life insurance. Details of the tax provision for income taxes are included in Note 10, "Income Tax Expense" in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk, with respect to the Company, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although the Company manages other risk, such as credit and liquidity, management considers interest rate risk to be the more significant market risk and could potentially have the largest material effect on the Company's financial condition. Further, the Company believes the potential reduction of net interest income may be more significant than the effect of reduced fair market values. The Company does not maintain a trading portfolio, therefore it is not exposed to risk from trading activities. Nor does it deal in international instruments, therefore the Company is not exposed to foreign currency risk.

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

      Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with the Company's interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of the Company's earnings. ALCO utilizes the results of the simulation model and the static GAP report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

      The Company makes use of interest rate contracts to protect its net interest income against changes in interest rates. At year-end, the Company had an interest rate swap agreement with a notional value of $5.0 million. This contract was negotiated to protect the Company's balance sheet against a fall or rise in interest rates. The effect of this instrument is considered in the simulation models.

      Currently the Company's income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual change
(ramp) in interest rates of up or down 200 basis points. Given this scenario, the Company had, at year-end, a slight exposure to both rising rates and falling rates.

      The following chart reflects the Company's sensitivity to changes in interest rates as of December 31, 2001. Numbers are based on the December balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested based on growth assumptions provided by the Company. The same growth and interest rate assumptions are used in the base, up 200 basis points, and down 200 basis points scenarios.

                               INTEREST RATE RISK
                           Income Sensitivity Summary:
                          Interest Rate Scenario (000)
                             (Dollars in thousands)

   ---------------------------------------------------------------------
                                       -200 BP      Base        +200 BP
   ---------------------------------------------------------------------
   Year 1 Net Interest Income         $16,914    $17,353       $17,070
   ---------------------------------------------------------------------
   $ Change Net Interest Income       $  (438)         -       $  (283)
   ---------------------------------------------------------------------
   % Change Net Interest Income         (2.53)%        -         (1.63)%
   ---------------------------------------------------------------------
      Policy Limit 5% for +/- 200 Basis Points (BP) over 12 months.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by this item is set forth under the heading "Information about Nominees for Directors" on Pages 2 through 3 and under the heading "Executive Officers" on Pages 5 and 6 of the definitive proxy statement for the Company's Annual Meeting to be held on May 14, 2002, and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

      Information required by this item is set forth under the heading "Meetings and Committees of the Board of Directors" on Pages 4 and 5 and under the heading "Summary Compensation of Executive Officers" on Page 7 of the definitive proxy statement for the Company's Annual Meeting to be held on May 14, 2002, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is set forth under the heading "Information about Nominees for Directors" on Pages 2 through 3 of the definitive proxy statement for the Company's Annual Meeting to be held on May 14, 2002, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is set forth under the heading "Certain Transactions and Business Relationships on Page 8 of the definitive proxy statement for the Company's Annual Meeting to be held on May 14, 2002, and is incorporated herein by reference.

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    List of all Financial Statements

       The following consolidated financial statements and report of independent certified public accountants of the Company are included in this Annual Report on Form 10-K:

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 2001 and 2000

       Consolidated Statement of Earnings for the years ended December 31, 2001, 2000, and 1999

       Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000, and 1999

       Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

       Notes to the Consolidated Financial Statements

(b)    Reports on Form 8-K

                  None

(c)    Exhibits

       3.1. Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

       3.2. Bylaws of Auburn National Bancorporation, Inc.(incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

       10.   Material Contracts

             10.1. Auburn National Bancorporation, Inc.1994 Long-Term Incentive Plan (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

             10.2. Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

        21.1  Subsidiaries of Registrant

        23.1  Consent of Accountants

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
Auburn National Bancorporation, Inc.:


We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiary (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

Atlanta, Georgia
February 1, 2002

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000


                                     Assets                                      2001                  2000
                                                                          -------------------   -------------------
Cash and due from banks (note 2)                                       $       17,347,717             8,709,097
Federal funds sold                                                             13,721,000             9,210,000
                                                                          -------------------   -------------------
                 Cash and cash equivalents                                     31,068,717            17,919,097
                                                                          -------------------   -------------------
Interest-earning deposits with other banks                                        853,761               446,144
Investment securities held to maturity (fair value of $16,779,116 and $27,208,911 for December 31, 2001 and 2000, respectively)
     (note 3)                                                                  16,164,448            26,899,565
Investment securities available for sale (note 3)                             135,309,766            84,830,843
Loans (notes 4 and 8)                                                         271,833,945           262,529,057
     Less allowance for loan losses                                            (5,339,945)           (3,634,442)
                                                                          -------------------   -------------------
                 Loans, net                                                   266,494,000           258,894,615
                                                                          -------------------   -------------------
Premises and equipment, net (note 5)                                            3,212,157             3,126,145
Rental property, net                                                            1,564,238             1,594,168
Other assets (note 3)                                                          19,661,088            10,978,676
                                                                          -------------------   -------------------
                 Total assets                                          $      474,328,175           404,689,253
                                                                          ===================   ===================
                      Liabilities and Stockholders' Equity

Deposits:
     Noninterest-bearing                                               $       48,543,405            43,292,446
     Interest-bearing (note 6)                                                321,124,109           272,348,748
                                                                          -------------------   -------------------
                 Total deposits                                               369,667,514           315,641,194
Securities sold under agreements to repurchase (note 7)                        10,135,878             4,388,561
Other borrowed funds (note 8)                                                  53,581,241            48,720,540
Accrued expenses and other liabilities                                          5,109,609             4,133,901
                                                                          -------------------   -------------------
                 Total liabilities                                            438,494,242           372,884,196
                                                                          -------------------   -------------------
Stockholders' equity (notes 14 and 15):

     Preferred stock of $0.01 par value. Authorized 200,000 shares;
        issued shares - none                                                          --                    --
     Common stock of $0.01 par value. Authorized 8,500,000 shares;
        issued 3,957,135 shares                                                    39,571                39,571
     Additional paid-in capital                                                 3,707,472             3,707,472
     Retained earnings                                                         31,202,869            28,187,466
     Accumulated other comprehensive income                                     1,436,880                85,147
     Less treasury stock, at cost - 62,517 shares and 32,562 shares
        for December 31, 2001 and 2000, respectively                             (552,859)             (214,599)
                                                                          -------------------   -------------------
                 Total stockholders' equity                                    35,833,933            31,805,057
Commitments and contingencies (notes 4 and 12)
                                                                          -------------------   -------------------
                 Total liabilities and stockholders' equity            $      474,328,175           404,689,253
                                                                          ===================   ===================

See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                       Consolidated Statements of Earnings

                  Years Ended December 31, 2001, 2000, and 1999

                                                                     2001                  2000                  1999
                                                              -------------------   -------------------   -------------------

Interest and dividend income:
     Loans, including fees                                        $21,418,386            22,706,698            20,392,265
     Investment securities:
        Taxable                                                     7,734,690             6,826,786             4,550,273
        Tax-exempt                                                     92,168                56,095                74,836
     Federal funds sold                                               529,936               494,556               346,988
     Interest-earning deposits with other banks                       107,361               142,084               112,664
                                                              -------------------   -------------------   -------------------
                 Total interest and dividend income               $29,882,541            30,226,219            25,477,026
                                                              -------------------   -------------------   -------------------
Interest expense:
     Deposits (note 6)                                             13,111,375            14,848,586            10,881,181
     Securities sold under agreements to repurchase
         and federal funds purchased (note 7)                         117,199               313,039               336,226
     Other borrowings (note 8)                                      2,809,166             2,480,476             2,131,758
                                                              -------------------   -------------------   -------------------
                 Total interest expense                            16,037,740            17,642,101            13,349,165
                                                              -------------------   -------------------   -------------------
                 Net interest income                               13,844,801            12,584,118            12,127,861
Provision for loan losses (note 4)                                  3,555,000             2,622,098             2,506,090
                                                              -------------------   -------------------   -------------------
                 Net interest income after provision
                    for loan losses                                10,289,801             9,962,020             9,621,771
                                                              -------------------   -------------------   -------------------
Noninterest income:
     Service charges on deposit accounts                            1,473,525             1,396,755             1,164,141
     Investment securities gains, net (note 3)                      1,526,196                59,311                   --
     Other (note 16)                                                3,046,684             2,462,598             1,833,566
                                                              -------------------   -------------------   -------------------
                 Total noninterest income                           6,046,405             3,918,664             2,997,707
                                                              -------------------   -------------------   -------------------
Noninterest expense:
     Salaries and benefits (note 11)                                4,215,378             3,977,659             3,852,344
     Net occupancy expense                                          1,095,313             1,109,670             1,116,279
     Other (note 16)                                                4,708,071             4,347,062             3,169,367
                                                              -------------------   -------------------   -------------------
                 Total noninterest expense                         10,018,762             9,434,391             8,137,990
                                                              -------------------   -------------------   -------------------
                 Earnings before income taxes                       6,317,444             4,446,293             4,481,488
Income tax expense (note 10)                                        1,880,899             1,432,279             1,559,470
                                                              -------------------   -------------------   -------------------
                 Earnings before cumulative effect
                    of a change in accounting
                    principle                                       4,436,545             3,014,014             2,922,018
Cumulative effect of a change in accounting
     principle, net of tax (note 1)                                   141,677                   --                    --
                                                              -------------------   -------------------   -------------------
                 Net earnings                                     $ 4,578,222             3,014,014             2,922,018
                                                              ===================   ===================   ===================
Basic earnings per share                                          $      1.17                  0.77                  0.74
Weighted average shares outstanding                                 3,908,084             3,924,573             3,924,573


See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000, and 1999

                                                                                          Common stock
                                                             Comprehensive       -------------------------------
                                                                income              Shares            Amount
                                                           ------------------    -------------   ---------------


Balances at December 31, 1998                                                      3,957,135    $    39,571
Comprehensive income:
     Net earnings                                           $  2,922,018                 --             --
     Other comprehensive loss due to unrealized
        loss on investment securities available for
        sale, net (note 9)                                    (2,168,054)                --             --
                                                             ---------------
                 Total comprehensive income                 $    753,964
                                                             ===============
Cash dividends paid ($0.32 per share)                                                    --             --
                                                                                --------------   ------------

Balances at December 31, 1999                                                      3,957,135         39,571
Comprehensive income:
     Net earnings                                           $  3,014,014                 --             --
     Other comprehensive income due to unrealized
        gain on investment securities available for
        sale, net (note 9)                                     1,919,275                 --             --
                                                             ---------------
                 Total comprehensive income                 $  4,933,289
                                                             ===============
Cash dividends paid ($0.40 per share)                                                    --             --
                                                                                --------------   ------------
Balances at December 31, 2000                                                      3,957,135         39,571
Comprehensive income:
     Net earnings                                           $  4,578,222                 --             --
     Other comprehensive income due to unrealized
        gain on investment securities available for
        sale, net (note 9)                                     1,351,733                 --             --
                                                             ---------------
                 Total comprehensive income                 $  5,929,955
                                                             ===============
Cash dividends paid ($0.40 per share)                                                    --             --
Purchase of treasury stock (29,955 shares)                                               --             --
                                                                                --------------   ------------
Balances at December 31, 2001                                                      3,957,135    $    39,571
                                                                                ==============   ============




                                                                                     Accumulated
                                                         Additional                      other
                                                          paid-in        Retained    compehensive      Treasury
                                                          capital        earnings    income (loss)       stock             Total
                                                      --------------  ------------  ---------------  -------------    -------------


Balances at December 31, 1998                           3,707,472     25,077,126        333,926          (214,599)      28,943,496
Comprehensive income:
     Net earnings                                             --       2,922,018            --                --         2,922,018
     Other comprehensive loss due to unrealized
        loss on investment securities available for
        sale, net (note 9)                                    --             --      (2,168,054)              --        (2,168,054)

                 Total comprehensive income                                                                                   --

Cash dividends paid ($0.32 per share)                         --      (1,255,863)           --                --        (1,255,863)
                                                      ------------   ------------   ------------      -------------   --------------
Balances at December 31, 1999                           3,707,472     26,743,281     (1,834,128)         (214,599)      28,441,597
Comprehensive income:
     Net earnings                                             --       3,014,014            --                --         3,014,014
     Other comprehensive income due to unrealized                                                                             --
        gain on investment securities available for
        sale, net (note 9)                                    --             --       1,919,275               --         1,919,275

                 Total comprehensive income                                                                                   --

Cash dividends paid ($0.40 per share)                         --      (1,569,829)           --                --        (1,569,829)
                                                      ------------   ------------   ------------      -------------   --------------
Balances at December 31, 2000                           3,707,472     28,187,466         85,147          (214,599)      31,805,057
Comprehensive income:
     Net earnings                                             --       4,578,222            --                --         4,578,222
     Other comprehensive income due to unrealized
        gain on investment securities available for
        sale, net (note 9)                                    --             --       1,351,733               --         1,351,733

                 Total comprehensive income                                                                                    --

Cash dividends paid ($0.40 per share)                         --      (1,562,819)           --                --         (1,562,819)

Purchase of treasury stock (29,955 shares)                    --             --             --           (338,260)         (338,260)
                                                      ------------   ------------   ------------      -------------   --------------
Balances at December 31, 2001                           3,707,472     31,202,869      1,436,880          (552,859)       35,833,933
                                                      ============   ============   ============      =============   ==============




See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000, and 1999


                                                                             2001                  2000                1999
                                                                      -------------------    -----------------   -----------------

Cash flows from operating activities:

     Net earnings                                                  $        4,578,222            3,014,014           2,922,018
     Adjustments to reconcile net earnings to net
        cash (used in) provided by operating activities:
           Cumulative effect of accounting change
              for derivative instruments and hedging
              activities                                                     (141,677)                  --                  --
           Depreciation and amortization                                      463,842              504,555             552,602
           Net accretion of investment security
              discounts/premiums                                             (136,417)            (629,128)           (131,783)
           Provision for loan losses                                        3,555,000            2,622,098           2,506,090
           Provision for losses on other real estate                              --                55,775                 --
           Deferred tax expense (benefit)                                     484,998            1,363,407            (124,482)
           Loans originated for resale                                    (45,376,207)         (16,432,623)        (22,725,579)
           Proceeds from sale of loans originated
              for resale                                                   43,378,889           16,534,936          19,289,304
           Loss on sale of premises and equipment                              12,153               11,703                  --
           Loss (gain) on sale and calls of investment securities              22,144              (59,311)                 --
           Gain on exchange of privately-held stock investment             (1,548,340)                  --                  --
           Loss (gain) on sale of other real estate                            33,283                 (265)            (11,921)
           Gain on change in fair value of derivatives                       (272,000)                  --                  --
           Decrease (increase) in interest receivable                         650,608             (802,558)           (583,664)
           Increase in other assets                                        (8,996,900)          (1,898,263)           (446,867)
           Increase in interest payable                                       504,533            1,004,664             472,057
           (Decrease) increase in accrued expenses
              and other liabilities                                          (991,268)             172,036            (326,080)
                                                                      -------------------    -----------------   -----------------
                  Net cash (used in) provided by
                     operating activities                                  (3,779,137)           5,461,040           1,391,695
                                                                      -------------------    -----------------   -----------------
Cash flows from investing activities:
     Proceeds from sales of investment securities
        available for sale                                                 46,532,577            2,979,308                  --
     Proceeds from sale of investment security
        held to maturity                                                          --               235,314                  --
     Proceeds from maturities/calls/paydowns of
        investment securities held to maturity                             10,938,449            6,035,356           2,522,426
     Purchases of investment securities held to maturity                          --           (22,516,052)         (4,363,679)
     Proceeds from maturities/calls/paydowns of
        investment securities available for sale                           26,355,701            9,480,528          17,494,430
     Purchases of investment securities available for sale               (119,593,961)         (26,189,957)        (25,322,726)
     Proceeds from termination of interest rate swap                          490,083                  --                  --
     Net increase in loans                                                 (9,723,445)          (6,702,813)        (40,789,869)
     Purchases of premises and equipment                                     (456,220)            (198,444)           (368,095)
     Proceeds from sale of premises and equipment
        and other real estate                                                 381,388            1,523,417             269,222
     Additions to rental property                                             (75,857)             (22,306)             (5,070)
     Net decrease (increase) in interest-earning
        deposits with other banks                                            (407,617)             823,627          (1,136,171)
     Investment in FHLB stock                                                (245,600)             (93,600)           (544,100)
                                                                      -------------------    -----------------   -----------------
                  Net cash used in investing activities                   (45,804,502)         (34,645,622)        (52,243,632)
                                                                      -------------------    -----------------   -----------------

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 Years ended December 31, 2001, 2000, and 1999



                                                                          2001                  2000                1999
                                                                   -------------------    -----------------   -----------------

Cash flows from financing activities:

     Net increase in noninterest-bearing deposits                  $     5,250,959            4,424,743           4,143,521
     Net increase in interest-bearing deposits                          48,775,361           16,494,697          57,073,483
     Net increase (decrease) in securities sold
        under agreements to repurchase                                   5,747,317           (1,477,824)         (7,077,619)
     Borrowings from FHLB                                               10,000,000           13,000,000          21,000,000
     Repayments to FHLB                                                 (5,118,249)         (11,118,250)         (5,118,250)
     Repayments of other borrowed funds                                    (21,050)             (22,255)            (21,163)
     Purchase of treasury stock                                           (338,260)              --                  --
     Dividends paid                                                     (1,562,819)          (1,569,829)         (1,255,863)
                                                                   -------------------    -----------------   -----------------
                  Net cash provided by financing
                     activities                                         62,733,259           19,731,282          68,744,109
                                                                   -------------------    -----------------   -----------------
                  Net increase (decrease) in cash and
                     cash equivalents                                   13,149,620           (9,453,300)         17,892,172
Cash and cash equivalents at beginning of year                          17,919,097           27,372,397           9,480,225
                                                                   -------------------    -----------------   -----------------
Cash and cash equivalents at end of year                           $    31,068,717           17,919,097          27,372,397
                                                                   ===================    =================   =================
Supplemental information on cash payments:
     Interest paid                                                 $    15,533,207           16,637,437          12,877,108
     Income taxes paid                                                   1,578,399              770,411           2,163,538
Supplemental information on noncash transactions:
     Real estate acquired through foreclosure                            1,011,003            1,943,024             767,001
     Loans to facilitate the sale of other real estate                     444,625               27,500                 --



See accompanying notes to consolidated financial statements.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


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

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       (d)      Investment Securities

              The Company and Bank account for investment securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities whereby investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. The Company and Bank do not have trading account securities. Investment securities held to maturity are those for which the Company and Bank have both the intent and ability to hold until maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported as a separate component of stockholders' equity, net of tax effects, until realized.

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

              It is the policy of the Bank to discontinue the accrual of interest when principal or interest payments become more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

              The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Under the provisions of SFAS No. 114 and No. 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered impaired if its terms are modified in a troubled debt restructuring and the restructuring agreement specifies an interest rate below the rate that the Company is willing to accept for a new loan with comparable risk. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, unless the loan is collateral-dependent, for which the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

              loan losses through the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

       (f)       Allowance for Loan Losses

              The amount of provision for loan losses charged to earnings is based on actual loss experience, periodic specific reviews of significant and nonperforming loan relationships, and management's evaluation of the loan portfolio under current economic conditions. Such provisions, adjusted for loan charge-offs and recoveries, comprise the allowance for loan losses. Provision amounts are largely determined based on loan classifications determined through credit quality reviews using estimated loss factors based on historical loss experience. Such loss factors are adjusted periodically based on changes in loss experience. Loans are examined for credit quality, documentation, and financial information annually by a qualified nonemployee loan review examiner.

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

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000, and 1999

              below acquisition cost and gains or losses on the sale of these properties are credited or charged to earnings.

       (j)        Derivative Financial Instruments

              As part of its overall interest rate risk management activities, the Company utilizes derivative instruments (i) to modify the repricing characteristics of assets and liabilities and (ii) to hedge the fair value risk of fixed-rate liabilities. The primary instruments utilized by the Company are interest rate swaps and interest rate floor and cap arrangements. The fair value of these derivative financial instruments is based on dealer quotes and third-party financial models.

              The Financial Accounting Standards Board (FASB) issued SFAS No. 133 in June 1998 and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 in June 1999. Under SFAS No. 133, entities are required to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change, together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income, and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 resulted in a $141,677 cumulative effect adjustment for the change in accounting principle, net of tax.

              The net settlement on the Company's fair value hedges is recorded in earnings on an accrual basis. The Company has no cash flow hedges at December 31, 2001.

              Prior to the adoption of SFAS No. 133, interest rate swaps, purchased floors, and purchased caps were accounted for on an accrual basis, and the net interest differential, including premiums paid, if any, was recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in fair values of the swaps, purchased floors, or purchased caps were not recorded in the consolidated statements of earnings because these agreements were being treated as a synthetic alteration of the designated assets or liabilities.

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

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

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

       (l)        Earnings per Share

              Basic earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company reserved 75,000 shares of common stock in May 1994 for issuance under stock option plans; however, no options have been granted as of December 31, 2001; thus, there are no potential common shares that would result in diluted earnings per share.

       (m)        Recent Accounting Pronouncements

              In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

              The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002.

              SFAS No. 141 requires upon the adoption of SFAS No. 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As the Company has no goodwill or

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

              significant identifiable intangibles as of December 31, 2001, the adoption of SFAS No. 142 is not expected to have an impact on the Company's and Bank's consolidated financial position or results of operations.

              In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain lease obligations.

              SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS No. 143 to have a material effect on the financial condition or results of operations of the Company or Bank.

              In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

              SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

              SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. Management does not anticipate the adoption of SFAS No. 144 to have a material effect on the financial condition or results of operations of the Company or Bank.

       (n)        Reclassifications

              Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

(2)      Cash and Due from Banks

       The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve Board requirements. The amounts of those required balances as of December 31, 2001 and 2000 were approximately $6,778,000 and $3,632,000, respectively.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(3)      Investment Securities

       The amortized cost and approximate fair value of investment securities at December 31, 2001, were as follows:


                                                                           Gross             Gross
                                                        Amortized        unrealized       unrealized       Approximate fair
                                                          cost             gains            losses              value
                                                     ----------------  ---------------   --------------   -------------------

       Investment securities held to maturity:
           U.S. government agencies, excluding
             mortgage-backed securities           $       7,290,555           336,760               --          7,627,315
           State and political subdivisions                 615,000                --               --            615,000
           Collateralized mortgage obligations            4,914,771           182,034               --          5,096,805
           Mortgage-backed securities                     3,344,122            95,874               --          3,439,996
                                                     ----------------  ---------------   --------------   -------------------
                                                  $      16,164,448           614,668               --         16,779,116
                                                     ================  ===============   ==============   ===================

       Investment securities available for sale:
           U.S. government agencies, excluding
             mortgage-backed securities           $      24,505,741           778,681            8,286         25,276,136
           State and political subdivisions               3,391,097            24,615           22,651          3,393,061
           Asset-backed securities                        1,292,580             6,601               --          1,299,181
           Collateralized mortgage obligations           52,129,133           531,627          137,834         52,522,926
           Mortgage-backed securities                    49,987,002           571,238          177,747         50,380,493
           Equity securities                              1,609,413           828,556               --          2,437,969
                                                     ----------------  ---------------   --------------   -------------------
                                                  $     132,914,966         2,741,318          346,518         135,309,766
                                                     ================  ===============   ==============   ===================


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

       The amortized cost and approximate fair value of investment securities at December 31, 2001, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.


                                                        Amortized    Approximate fair
                                                          cost             value
                                                       -----------   ----------------

      Investment securities held to maturity:

          Due after one year through five years        $   230,000         230,000
          Due after five years through ten years         2,000,000       2,002,500
          Due after ten years                            5,675,555       6,009,815
                                                       -----------     -----------

                    Subtotal                             7,905,555       8,242,315

          Mortgage-backed securities                     3,344,122       3,439,996
          Collateralized mortgage obligations            4,914,771       5,096,805
                                                       -----------     -----------

                    Total                              $16,164,448      16,779,116
                                                       ===========     ===========

      Investment securities available for sale:

          Due after one year through five years        $   230,000         239,780
          Due after five years through ten years        20,876,851      21,536,185
          Due after ten years                            6,789,987       6,893,232
                                                       -----------     -----------

                    Subtotal                            27,896,838      28,669,197

          Asset-backed securities                        1,292,580       1,299,181
          Mortgage-backed securities                    49,987,002      50,380,493
          Collateralized mortgage obligations           52,129,133      52,522,926
          Equity securities                              1,609,413       2,437,969
                                                       -----------     -----------
                    Total                              $32,914,966     135,309,766
                                                       ===========     ===========


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       The amortized cost and approximate fair value of investment securities at December 31, 2000 were as follows:


                                                                                Gross          Gross
                                                          Amortized          unrealized       unrealized         Approximate
                                                            cost                gains          losses            fair value
                                                         ------------        ----------       ----------         -----------

       Investment securities held to maturity:
           U.S. government agencies, excluding
             mortgage-backed securities                  $14,930,429          221,545           99,448           15,052,526
           State and political subdivisions                  674,000              790               --              674,790
           Collateralized mortgage obligations             5,323,865          135,821               --            5,459,686
           Mortgage-backed securities                      5,971,271           54,274            3,636            6,021,909
                                                        ------------         --------          -------           ----------

                                                         $26,899,565          412,430          103,084           27,208,911
                                                         ===========          =======          =======           ==========

       Investment securities available for sale:
           U.S. government agencies, excluding
             mortgage-backed securities                  $25,350,900          375,771          145,937           25,580,734
           State and political subdivisions                  841,132            8,163            1,132              848,163
           Collateralized mortgage obligations            38,653,011          267,260          365,933           38,554,338
           Mortgage-backed securities                     19,843,886          139,016          135,294           19,847,608
                                                         -----------          -------          -------           ----------

                                                         $84,688,929          790,210          648,296           84,830,843
                                                         ===========          =======          =======           ==========


       During the fourth quarter of 2000, the Company sold a held to maturity security with an amortized cost of $229,335 for a realized gain of $5,979. The Company sold the security in anticipation of a call that occurred in early 2001. The Company also recognized a loss of $4,976 and a gain of $8,449 during 2001 and 2000, respectively, as a result of calls of held to maturity securities. There were no sales of investment securities held to maturity during the years ended December 31, 2001 and 1999.

       Proceeds from the sale of investment securities available for sale during the years ended December 31, 2001 and 2000 were $46,532,577 and $2,979,308, respectively. There were no sales of investment securities available for sale during the year ended December 31, 1999. Gross gains of $4,114 and $44,883 were realized on the sales for the years ended December 31, 2001 and 2000, respectively. Gross losses of $21,282 were realized on the sales for the year ended December 31, 2001.

       During 2001, the Company exchanged its ownership interest in a privately held entity for common shares of a publicly traded entity as part of the sale of the privately held entity and recognized a gain of $1,548,340. Upon the exchange of ownership interest, the Company reclassified this investment from other assets to available for sale securities.

       Investment securities with an aggregate carrying value of $105,374,190 and $90,132,664 at December 31, 2001 and 2000, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       The Company maintains a diversified investment portfolio, including held to maturity and available-for-sale securities, with limited concentration in any given region, industry, or economic characteristic. Investments in municipal governments are made throughout the U.S. with no concentration in any individual state.

       Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $2,672,200 and $2,426,600 at December 31, 2001 and 2000,
       respectively.

(4)      Loans

       At December 31, 2001 and 2000, the composition of the loan portfolio was as follows:

                                                      2001          2000
                                                  ------------   -----------

      Commercial, financial, and agricultural     $ 63,158,540    71,635,701
      Leases - commercial                            8,112,728            --
      Real estate - construction:
          Commercial                                 3,561,645     9,883,178
          Residential                                7,931,822     4,973,335
      Real estate - mortgage:

          Commercial                               112,075,119    89,464,559
          Residential                               51,806,165    60,128,006
      Real estate - held for sale                    9,531,098     7,533,780
      Consumer installment                          15,656,828    18,910,498
                                                  ------------   -----------
                    Total loans                    271,833,945   262,529,057

      Less allowance for loan losses                 5,339,945     3,634,442
                                                  ------------   -----------
                    Loans, net                    $266,494,000   258,894,615
                                                  ============   ===========


       During 2001 and 2000, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2001 and 2000 amounted to $2,048,618 and $5,576,841, respectively. The change from 2000 to 2001 reflects payments of $5,453,512 and advances of $2,933,063. The loans outstanding as of December 31, 2000 to directors and executive officers, who resigned during 2001 amounted to $1,007,774. In management's opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       A summary of the transactions in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999 is as follows:



                                        2001             2000         1999
                                    --------------   ------------  ------------

      Balance at beginning of year   $  3,634,442      3,774,523    2,808,307
      Provision charged to earnings     3,555,000      2,622,098    2,506,090
      Loan recoveries                     121,128        352,762       91,046
      Loans charged off                (1,970,625)    (3,114,941)  (1,630,920)
                                    --------------   ------------  ------------

      Balance at end of year         $  5,339,945      3,634,442    3,774,523
                                    ==============   ============  ============


       At December 31, 2001 and 2000, the Company had $10,164,118 and $8,355,841, respectively, of impaired loans. Impaired loans at December 31, 2001 and 2000 in the amount of $8,908,404 and $7,149,512, respectively, have a related valuation allowance of $1,412,706 and $528,967 at December 31, 2001 and 2000, respectively. Impaired loans at December 31, 2001 in the amount of $1,255,714 have no related valuation allowance.

       For the years ended December 31, 2001, 2000, and 1999, the average recorded investment in impaired loans was $8,738,654, $7,482,538, and $4,368,233, respectively. The amount of interest income on impaired loans recognized during 2001 and 2000 amounted to $119,854 and $94,519, respectively. No interest income was recognized on impaired loans in 1999.

       Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $11,680,010 and $7,819,055 at December 31, 2001 and 2000, respectively. Nonaccrual loans were $10,211,279, $7,792,049, and $6,074,985 at December 31, 2001, 2000,
       and 1999, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $528,000, $826,000, and $428,000 in 2001, 2000, and 1999, respectively.

       The Board of Directors of the Company has entered into a board resolution to strengthen asset quality, credit administration, and credit underwriting as well as liquidity, which has been agreed to by the Company's regulators. The Company currently reports progress under the resolution to the regulators on a quarterly basis.

       The Company had $1,026,000 and $874,000 in real estate acquired by foreclosure at December 31, 2001 and 2000, respectively.

       The Company's loan servicing portfolio consisted of 1,018 loans with an outstanding balance of $81,845,024, 930 loans with an outstanding balance of $72,770,862 and 908 loans with an outstanding balance of $70,284,016, as of December 31, 2001, 2000, and 1999, respectively.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(5)      Premises and Equipment

       Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                       2001           2000
                                                   --------------  ------------

      Land                                          $    407,747        407,747
      Buildings                                        2,988,204      2,840,166
      Furniture, fixtures, and equipment               3,859,645      3,657,449
                                                   --------------  -------------
                    Total premises and equipment       7,255,596      6,905,362
      Less accumulated depreciation                    4,043,439      3,779,217
                                                   --------------  ------------
                                                    $  3,212,157      3,126,145
                                                   ==============  ============


(6)      Interest-Bearing Deposits

       At December 31, 2001 and 2000, the composition of interest-bearing deposits was as follows:


                                                                                      2001             2000
                                                                                 -------------    --------------

      NOW, Super NOW, and Automatic Transfer Service                          $    59,704,861       36,894,488
      Money market                                                                 70,999,655       62,495,846
      Savings                                                                      13,702,841       11,667,452
      Certificates of deposit under $100,000                                       87,821,030       81,173,709
      Certificates of deposit and other time deposits of $100,000 and over         88,895,722       80,117,253
                                                                                 -------------    --------------
                                                                              $   321,124,109      272,348,748
                                                                                 =============    ==============


       Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $3,378,000, $4,543,000, and $3,147,000 in 2001, 2000, and 1999, respectively.

       The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 2001.

            Years ending December 31:
                2002                         $        51,533,425
                2003                                  10,714,984
                2004                                  14,745,307
                2005                                   8,313,920
                2006                                   3,588,086
                                                -----------------

                                             $        88,895,722
                                                =================

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       During 2001 and 2000, certain executive officers and directors of the Company and Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits of these persons at December 31, 2001 and 2000 amounted to $3,983,355 and $4,312,433, respectively.

(7)      Securities Sold Under Agreements to Repurchase

       The securities sold under agreements to repurchase at December 31, 2001 and 2000 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under agreements to repurchase as of and for the years ended December 31, 2001, 2000, and 1999.

                                                                  2001                   2000                  1999
                                                           -------------------    -------------------   --------------------


      Weighted average borrowing rate at year-end                      1.75%                  5.95%                 5.30%
                                                           ===================    ===================   ====================

      Weighted average borrowing rate during the year                  3.40%                  6.69%                 4.92%
                                                           ===================    ===================   ====================

      Average daily balance during the year                     $ 3,178,000              4,678,000             6,832,000
                                                           ===================    ===================   ====================

      Maximum month-end balance during the year                 $10,136,000              6,746,000            13,548,000
                                                           ===================    ===================   ====================


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(8)      Other Borrowed Funds

       Other borrowed funds at December 31, 2001 and 2000 consisted of the following:


                                            Maturity       Interest
                                              date           rate            2001          2000
                                         --------------  ------------  ---------------  ------------

      Federal Home Loan Bank
          borrowings                     January 2001         5.87%    $          --     5,000,000
                                         March 2003           5.79           125,000       225,000
                                         February 2004        4.88         5,000,000     5,000,000
                                         January 2008         5.46         5,000,000     5,000,000
                                         March 2008           5.51         5,000,000     5,000,000
                                         June 2008            5.51        10,000,000    10,000,000
                                         April 2009           5.26         5,000,000     5,000,000
                                         February 2010        5.80         8,000,000     8,000,000
                                         November 2010        5.89         5,000,000     5,000,000
                                         January 2011         5.50         5,000,000            --
                                         August 2011          4.88         5,000,000            --
                                         February 2017        6.64           278,256       296,505

      Notes payable                      June 2004            3.00             6,536        11,972
                                         June 2004            6.63           171,449       187,063
                                                                      ---------------- -------------

                                                                       $  53,581,241    48,720,540
                                                                      ================ =============


       Required annual principal payments on long-term debt for years subsequent to December 31, 2001 are as follows:

                  2002                                  $   142,684
                  2003                                       66,366
                  2004                                    5,148,685
                  2005                                       18,250
                  2006                                       18,250
                  Thereafter                             48,187,006
                                                   --------------------
                                Total                   $53,581,241
                                                   ====================


       The Bank has a $75,039,000 available line of credit from the FHLB which is reviewed annually by the FHLB. The above advances are against this line of credit. Interest expense on FHLB advances was $2,795,007, $2,467,523, and $2,118,190 in 2001, 2000, and 1999, respectively. All interest rates on outstanding advances are fixed interest rates. The advances and line of credit are collateralized by the Bank's investment in the stock of the FHLB, all eligible first mortgage residential loans, and investments securities totaling $6,707,688, which are sufficient to draw the full line of credit.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(9)      Comprehensive Income (Loss)

       The following table sets forth the amounts of other comprehensive income
       (loss) included in stockholders' equity along with the related tax effect for the years ended December 31, 2001, 2000, and 1999.

                                                                                         Tax
                                                                 Pretax               (expense)                Net of
                                                                 amount                benefit               tax amount
                                                           -------------------    -------------------    -------------------

      2001:
          Net unrealized holding gains on investment
            securities available for sale arising
            during the year                             $         2,235,706               (894,283)             1,341,423
          Reclassification adjustment for net losses
            realized in net income                                  (17,168)                 6,870                (10,298)
                                                           -------------------    -------------------    -------------------

          Other comprehensive income                    $         2,252,886               (901,153)             1,351,733
                                                           ===================    ===================    ===================

      2000:
          Net unrealized holding gains on investment
            securities available for sale arising
            during the year                             $         3,243,677             (1,297,472)            1,946,205
          Reclassification adjustment for net gains
            realized in net income                                   44,883                (17,953)               26,930
                                                           -------------------    -------------------   --------------------

          Other comprehensive income                    $         3,198,794             (1,279,519)            1,919,275
                                                           ===================    ===================   ====================

      1999:
          Net unrealized holding losses on investment
            securities available for sale arising
            during the year                             $        (3,613,423)             1,445,369            (2,168,054)
          Reclassification adjustment for net gains
            realized in net income                                       --                     --                    --
                                                           -------------------    -------------------   --------------------

          Other comprehensive loss                      $        (3,613,423)             1,445,369            (2,168,054)
                                                           ===================    ===================   ====================


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(10)     Income Tax Expense

       Total income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 was allocated as follows:


                                                                  2001                   2000                  1999
                                                           -------------------    -------------------   --------------------
      Income from continuing operations                 $         1,880,899              1,432,279             1,559,470
      Cumulative effect of change in accounting
          principle                                                  93,323                     --                    --
      Stockholders' equity, for accumulated other
          comprehensive income (loss)                               901,153              1,279,519            (1,445,369)


       For the years ended December 31, 2001, 2000, and 1999 the components of income tax expense from continuing operations were as follows:

                                                                  2001                   2000                  1999
                                                           -------------------    -------------------   --------------------
      Current income tax expense:
          Federal                                       $         1,422,534                 68,872             1,682,584
          State                                                     (26,633)                    --                 1,368
                                                           -------------------    -------------------   --------------------
                    Total                                         1,395,901                 68,872             1,683,952
                                                           -------------------    -------------------   --------------------

      Deferred income tax expense (benefit):
          Federal                                                   417,716              1,354,103              (111,107)
          State                                                      67,282                  9,304               (13,375)
                                                           -------------------    -------------------   --------------------
                    Total                                           484,998              1,363,407              (124,482)
                                                           -------------------    -------------------   --------------------
                                                        $         1,880,899              1,432,279             1,559,470
                                                           ===================    ===================   ====================


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

                                                                  2001                   2000                  1999
                                                           -------------------    -------------------   --------------------

      Income tax expense at statutory rate              $         2,147,931              1,511,740             1,523,706
      Increase (decrease) resulting from:
          Tax-exempt interest                                       (28,075)               (16,829)              (26,895)
          State income taxes net of Federal income
            tax effect                                               26,829                  6,141                (7,925)
          Decrease in valuation allowance for
            deferred tax assets                                          --                     --                (6,423)
          Low-income housing credit                                (229,290)                    --                    --
          Dividends received deduction                               (8,187)               (40,435)              (11,305)
          Other                                                     (28,309)               (28,338)               88,312
                                                           -------------------    -------------------   --------------------

                                                        $         1,880,899              1,432,279             1,559,470
                                                           ===================    ===================   ====================


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:


                                                                                        2001                   2000
                                                                                 --------------------   --------------------

      Deferred tax assets:
          Loans, principally due to allowance for loan losses                         $ 1,164,999                857,724
          Principal amortization of leases                                                 91,117                     --
          Other                                                                            61,972                 37,632
                                                                                 --------------------   --------------------
                    Total gross deferred tax assets before valuation
                      allowance                                                         1,318,088                895,356
          Valuation allowance                                                                  --                     --
                                                                                 --------------------   --------------------
                    Total deferred tax assets                                           1,318,088                895,356
                                                                                 --------------------   --------------------

      Deferred tax liabilities:
          Premises and equipment, principally due to differences in
            depreciation                                                                  674,264                101,854
          Investments, principally due to discount accretion                              114,276                278,004
          Basis difference in equity investment                                           567,730                     --
          FHLB stock dividend                                                              16,758                 16,758
          Prepaid expenses                                                                 63,983                 82,459
          Loans, principally due to differences in deferred loan fees                      61,464                 61,464
          Unrealized gain on investment securities available for sale                     957,920                 56,767
          Deferred REIT income                                                          1,172,560              1,279,019
          Other                                                                            59,504                  3,251
                                                                                 --------------------   --------------------
                    Total deferred tax liabilities                                      3,688,459              1,879,576
                                                                                 --------------------   --------------------
                    Net deferred tax liability                                        $(2,370,371)              (984,220)
                                                                                 ====================   ====================


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

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(11)     Retirement Plans

       The Bank has a defined contribution retirement plan that covers substantially all employees. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $87,882, $91,611, and $75,648 in 2001, 2000, and 1999, respectively.

(12)     Off-Balance-Sheet Commitments, Derivatives, and Contingent Liabilities

       Off-Balance-Sheet Commitments

       The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

       The Company's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

       The financial instruments whose contract amounts represent credit risk as of December 31, 2001 are as follows:

               Commitments to extend credit               $36,931,000
               Standby letters of credit                    7,350,000


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

       Derivatives

       The Bank enters into interest rate protection contracts to help manage the Bank's interest rate exposure. These contracts include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       with the movements in interest rates. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. The notional principal amount related to these contracts was $5,000,000 at December 31, 2001. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank's overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract.

       In 1999, the Bank entered into four interest rate swaps with respect to various fixed rate certificates of deposit. These agreements allow the Bank to receive fixed interest payments at rates ranging from 5.44% to 7.75% per annum and to pay a variable rate equal to three-month LIBOR in the case of two swaps, and three-month LIBOR plus three basis points in the case of two swaps. The purpose of these contracts is to hedge the fair value risk of fixed-rate liabilities. Three of these contracts with the total notional value of $20,000,000 were terminated during 2001. There was no significant gain or loss resulting from these terminations.

       In February 2000, the Bank entered into an interest rate swap with respect to $10,000,000 in variable rate loans. This agreement allows the Bank to receive fixed-interest payments at 9.80% per annum and to pay a variable rate equal to prime. The purpose of these contracts was to reduce interest rate exposure to variable assets in a low-interest rate environment. During 2001, the Bank recorded a gain of $238,000 due to change in fair value of this interest rate swap. This contract, which was not specifically designated as a hedging instrument, was terminated during 2001 for an additional gain of $34,000.

       The following table summarizes information on the outstanding interest rate swap which is accounted for as a fair value hedge at December 31, 2001:

                                                                              Weighted average rate during
                                            (In thousands)                                 year
                             ----------------------------------------------   ------------------------------
                                                                                                                Weighted
                                                                                                                 average
                                Notional        Carrying        Estimated                                       remaining
                                 amount          value         fair value       Received         Paid (1)      life (years)
                             -------------   -------------    -------------   -------------    -------------   -------------
      Swap:
          Over one year
            through
            five years   $       5,000            204             204             5.68             4.50             2.3
                             =============   =============    =============


       (1) The interest rate protection contract above reprices quarterly. The variable pay rate is based upon the three-month LIBOR.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999

       Contingent Liabilities

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

(13)     Fair Value of Financial Instruments

       SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

       (c)        Loans

              The fair value of loans is calculated using discounted cash flows. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

       (d)        Derivatives

              Fair value of interest rate swaps is based on prices quoted by the counterparty. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the creditworthiness of the counterparties.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       (e)        Deposits

              As required by SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW accounts, savings, and money market deposit accounts, is equal to the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

       (f)        Short-term Borrowings

              The fair values of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximate their carrying value.

       (g)        Long-term Borrowings

              The fair value of the Company's fixed rate long-term debt is estimated using discounted cash flows based on estimated current market rates for similar types of borrowing arrangements. The carrying amount of the Company's variable rate long-term debt approximates its fair value.

              The carrying value and estimated fair value of the Company's financial instruments at December 31, 2001 and 2000 are as follows (in thousands):


                                                            2001                                      2000
                                            --------------------------------------    --------------------------------------
                                                Carrying          Estimated fair           Carrying          Estimated fair
                                                 amount               value                 amount               value
                                            -----------------    -----------------    -----------------    -----------------
        Financial assets:
              Cash and short-term
                investments              $           31,922               31,922               18,365               18,365
                                            =================    =================    =================    =================
              Investment securities      $          151,474              152,089              111,730              112,040
                                            =================    =================    =================    =================
              Loans, net of allowance
                for loan losses          $          266,494              295,647              258,895              262,138
                                            =================    =================    =================    =================

          Financial liabilities:
              Deposits                   $          369,668              371,293              315,641              316,390
                                            =================    =================    =================    =================
              Short-term borrowings      $           10,136               10,136                4,389                4,389
                                            =================    =================    =================    =================
              Long-term borrowings       $           53,581               66,245               48,721               46,236
                                            =================    =================    =================    =================

          Interest rate contracts:
              Swaps                      $              204                  204                  --                   183
                                            =================    =================    =================    =================


(14)     Common Stock and Capital Requirements

       The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and

                                         -71-                    (Continued)

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


       classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and Bank meet all capital adequacy requirements to which they are subject.

       As of December 31, 2001, based on its most recent notification, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

       The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2001 and 2000 are as follows (dollars in thousands):

                                                                                      Minimum              Minimum to be well
                                                                                    for capital            capitalized under
                                                                                     adequacy              prompt corrective
                                                            Actual                    purposes              action provisions
                                                    ------------------------   ----------------------    -----------------------
                                                     Amount         Ratio        Amount       Ratio        Amount        Ratio
                                                    ----------    ----------   -----------   --------    -----------    --------
     Auburn National Bancorporation, Inc.
         As of December 31, 2001
             Total capital (to risk-weighted
               assets)                                $37,998       12.48%        $24,348          8%       $   N/A         N/A
             Tier I risk-based capital (to
               risk-weighted assets)                   33,801       11.11          12,174          4            N/A         N/A
             Tier I leverage capital (to average
               assets)                                 33,801        7.36          18,933          4            N/A         N/A

         As of December 31, 2000
             Total capital (to risk-weighted
               assets)                                 35,200       12.65%         22,263          8%           N/A         N/A
             Tier I risk-based capital (to
               risk-weighted assets)                   31,720       11.40          11,132          4            N/A         N/A
             Tier I leverage capital (to average
               assets)                                 31,720        7.85          16,160          4            N/A         N/A

     AuburnBank
         As of December 31, 2001
             Total capital (to risk-weighted
               assets)                                 35,320       11.70%         24,144          8%        30,180          10%
             Tier I risk-based capital (to
               risk-weighted assets)                   31,528       10.45          12,072          4         18,108           6
             Tier I leverage capital (to average
               assets)                                 31,528        6.92          18,760          4         23,450           5

         As of December 31, 2000
             Total capital (to risk-weighted
               assets)                                 31,564       11.84%         21,318          8%        26,648          10%
             Tier I risk-based capital (to
               risk-weighted assets)                   28,228       10.59          10,659          4         15,989           6
             Tier I leverage capital (to average
               assets)                                 28,228        7.52          15,015          4         18,769           5


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(15)     Dividends from Subsidiary

       Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year's earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2001, the Bank could have declared additional dividends of approximately $5,355,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $27,113,000 of the Company's investment in the Bank was restricted from transfer in the form of dividends.

(16)     Supplemental Information

       Components of other noninterest income exceeding 1% of revenues for any of the years in the three-year period ended December 31, 2001, included merchant discounts and fees on MasterCard and Visa sales of $1,179,391, $1,003,988, and $656,187 in 2001, 2000, and 1999, respectively. Also included were servicing fees of $211,374, $193,375, and $191,310 in 2001, 2000, and 1999, respectively; and, rental income of $155,954, $144,232, and $145,232 in 2001, 2000, and 1999, respectively.

       Components of other noninterest expense exceeding 1% of revenues for any of the years in the three-year period ended December 31, 2001, included professional fees of $325,907, $355,922, and $405,197 in 2001, 2000, and
       1999, respectively. Also included were marketing expenses of $391,139, $203,201, and $165,565 in 2001, 2000, and 1999, respectively; rental property expenses of $239,625, $243,673, and $246,273 in 2001, 2000, and
       1999, respectively; MasterCard and Visa processing fees of $1,239,288, $1,044,257, and $650,061 in 2001, 2000, and 1999, respectively; and
       computer software expenses of $405,526, $343,206, and $267,749, respectively.

                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(17)     Parent Company Financial Information

       The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:

                                                             Parent Company Only
                                                           Condensed Balance Sheets

                                                          December 31, 2001 and 2000


                                      Assets                                            2001                   2000
                                                                                 --------------------   --------------------

      Cash and due from banks                                                 $           177,123                195,507
      Investment securities held to maturity                                              230,969                281,112
      Investment securities available for sale                                          2,437,969                     --
      Investment in bank subsidiary                                                    32,467,644             29,810,287
      Premises and equipment, net                                                          10,787                 16,429
      Rental property, net                                                              1,564,238              1,594,168
      Other assets                                                                        117,169                152,133
                                                                                 --------------------   --------------------
                    Total assets                                              $        37,005,899             32,049,636
                                                                                 ====================   ====================

                       Liabilities and Stockholders' Equity

      Other borrowed funds                                                    $           177,985                199,035
      Accrued expenses and other liabilities                                              993,981                 45,544
                                                                                 --------------------   --------------------
                    Total liabilities                                                   1,171,966                244,579
                                                                                 --------------------   --------------------

      Stockholders' equity:
          Preferred stock of $0.01 par value; Authorized 200,000 shares;
            issued shares - none                                                               --                     --
          Common stock of $0.01 par value; Authorized 8,500,000 shares;
            issued 3,957,135 shares                                                        39,571                 39,571
          Additional paid-in capital                                                    3,707,472              3,707,472
          Retained earnings                                                            31,202,869             28,187,466
          Accumulated other comprehensive income                                        1,436,880                 85,147
      Less:
          Treasury stock, at cost - 62,517 shares and 32,562 shares for
            December 31, 2001 and 2000, respectively                                     (552,859)              (214,599)
                                                                                 --------------------   --------------------
                    Total stockholders' equity                                         35,833,933             31,805,057
                                                                                 --------------------   --------------------
                    Total liabilities and stockholders' equity                $        37,005,899             32,049,636
                                                                                 ====================   ====================


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


                                                             Parent Company Only
                                                       Condensed Statements of Earnings
                                               Years Ended December 31, 2001, 2000, and 1999

                                                                  2001                   2000                  1999
                                                           -------------------    -------------------   --------------------

      Income:
          Cash dividends from bank subsidiary           $         1,850,000              1,660,000               855,000
          Interest on investment securities:
            Taxable                                                     276                    742                 1,250
            Tax-exempt                                               14,275                 16,761                28,246
          Gain on exchange of investment securities               1,548,340                     --                    --
          Other income                                              374,211                510,621               688,799
                                                           -------------------    -------------------   --------------------
                    Total income                                  3,787,102              2,188,124             1,573,295
                                                           -------------------    -------------------   --------------------

      Expense:
          Interest on borrowed funds                                 14,159                 12,953                13,568
          Net occupancy expense                                       9,008                 12,543                21,134
          Salaries and benefits                                       8,335                373,547               317,082
          Other                                                     421,548                369,420               362,411
                                                           -------------------    -------------------   --------------------
                    Total expense                                   453,050                768,463               714,195
                                                           -------------------    -------------------   --------------------

                    Earnings before income tax
                      expense (benefit) and equity in
                      undistributed earnings of
                      subsidiary                                  3,334,052              1,419,661               859,100

          Applicable income tax expense (benefit)                   558,590                (96,842)               (7,965)
                                                           -------------------    -------------------   --------------------

                    Earnings before equity in
                      undistributed earnings of
                      subsidiary                                  2,775,462              1,516,503               867,065

          Equity in undistributed earnings of bank
            subsidiary                                            1,802,760              1,497,511             2,054,953
                                                           -------------------    -------------------   --------------------

                    Net earnings                        $         4,578,222              3,014,014             2,922,018
                                                           ===================    ===================   ====================


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


                                                             Parent Company Only
                                                      Condensed Statements of Cash Flows

                                                Years Ended December 31, 2001, 2000, and 1999


                                                                    2001                   2000                   1999
                                                             --------------------   -------------------    -------------------

      Cash flows from operating activities:

          Net earnings                                    $         4,578,222              3,014,014              2,922,018
          Adjustments to reconcile net earnings to net
            cash provided by operating activities:
              Depreciation and amortization                           111,429                107,285                118,130
              Gain on exchange of investment securities            (1,548,340)                    --                     --
              Equity in undistributed earnings of
                subsidiary                                         (1,802,760)            (1,497,511)            (2,054,953)
              (Increase) decrease in other assets                     (26,108)                14,756                  2,361
              Increase (decrease) in other liabilities                617,016                (91,367)                29,427
                                                             --------------------   -------------------    -------------------

                    Net cash provided by operating
                      activities                                    1,929,459              1,547,177              1,016,983

      Cash flows from investing activities:
          Proceeds from paydowns of investment
            securities held to maturity                                 5,143                  4,574                  6,542
          Proceeds from calls of investment securities
            held to maturity                                           45,000                 45,000                305,000
          Purchase of premises and equipment                               --                 (3,996)                    --
          Additions to rental property                                (75,857)               (22,306)                (5,070)
                                                             --------------------   -------------------    -------------------

                    Net cash (used in) provided by
                      investing activities                            (25,714)                23,272                306,472
                                                             --------------------   -------------------    -------------------

      Cash flows from financing activities:

          Repayments of other borrowed funds                          (21,050)               (22,255)               (21,163)
          Dividends paid                                           (1,562,819)            (1,569,829)            (1,255,863)
          Purchase of treasury stock                                 (338,260)                    --                     --
                                                             --------------------   -------------------    -------------------

                    Net cash used in financing activities          (1,922,129)            (1,592,084)            (1,277,026)
                                                             --------------------   -------------------    -------------------

                    Net (decrease) increase in cash and
                      cash equivalents                                (18,384)               (21,635)                46,429

      Cash and cash equivalents at beginning of year                  195,507                217,142                170,713
                                                             --------------------   -------------------    -------------------

      Cash and cash equivalents at end of year            $           177,123                195,507                217,142
                                                             ====================   ===================    ===================


                      AUBURN NATIONAL BANCORPORATION, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                       December 31, 2001, 2000, and 1999


(18)     Quarterly Financial Data (Unaudited)

       The supplemental quarterly financial data for the years ended December 31, 2001 and 2000 is summarized as follows:


                                                                         Quarter ended
                                    ----------------------------------------------------------------------------------------
                                         March 31,              June 30,             September 30,           December 31,
                                           2001                   2001                   2001                    2001
                                    -------------------    -------------------    -------------------   --------------------
      Interest income            $         7,788,168              7,541,289              7,448,125             7,104,959
      Interest expense                     4,383,086              4,013,090              3,961,896             3,679,668
      Net interest income                  3,405,082              3,528,199              3,486,229             3,425,291
      Provision for loan losses            1,235,000                375,000                425,000             1,520,000
      Net earnings                         1,716,909              1,206,112              1,060,502               594,699
      Net earnings per share -
          basic                                0.44                   0.31                   0.27                  0.15

                                                                         Quarter ended
                                    ----------------------------------------------------------------------------------------
                                         March 31,                June 30,             September 30,           December 31,
                                           2000                     2000                   2000                   2000
                                    -------------------    -------------------    -------------------   --------------------
      Interest income            $         7,283,195              7,470,701              7,671,102             7,801,221
      Interest expense                     4,114,875              4,373,800              4,501,896             4,651,530
      Net interest income                  3,168,320              3,096,901              3,169,206             3,149,691
      Provision for loan losses              315,000                495,000              1,353,000               459,098
      Net earnings                           924,069                878,531                345,671               865,743
      Net earnings per share -
          basic                                 0.24                   0.22                   0.09                  0.22


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 29th day of March, 2002.

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


          Signature                     Title                       Date
          ---------                     -----                       ----

  /S/  E. L. SPENCER, JR.          President, CEO and           March 29, 2002
---------------------------        Chairman of the Board
E. L. Spencer, Jr.


  /S/  C. WAYNE ALDERMAN           Director of Financial        March 29, 2002
--------------------------         Operations
C. Wayne Alderman


  /S/  TERRY W. ANDRUS             Director                     March 29, 2002
---------------------------
Terry W. Andrus

 /S/  ANNE M. MAY                  Director                     March 29, 2002
---------------------------
Anne M. May


 /S/  EMIL F. WRIGHT, JR.          Director                     March 29, 2002
---------------------------
Emil F. Wright, Jr.

                      AUBURN NATIONAL BANCORPORATION, INC.

                                  EXHIBIT INDEX


  Exhibit                                                                             Sequentially
  Number                                    Description                              Numbered Page
  -------                                   -----------                              -------------

   3.1.    Certificate of Incorporation of Auburn National Bancorporation, Inc. *           -


   3.2.    Bylaws of Auburn National Bancorporation, Inc. *                                 -


   10.1.   Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. *            -


   10.2.   Lease and Equipment Purchase Agreement, dated September 15, 1987. *              -


   21.1.   Subsidiaries of Registrant


   23.1.   Consent of Accountants


------------------
*Incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180).