Form 10-Q
period 2002-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2002-05-15
CIK 750574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934.

For the quarterly period ended March 31, 2002

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period              to

Commission file number 0-26486

Auburn National Bancorporation, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0885779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

165 East Magnolia Avenue, Suite 203, Auburn, Alabama 36830
(Address of Principal Executive Offices)

(334) 821-9200
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒     No    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2002: 3,894,618 shares of common stock, $.01 par value per share

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

INDEX

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(Unaudited)

	3/31/2002	12/31/2001
Assets
Cash and due from banks	$15,625,724	17,347,717
Federal funds sold	22,897,000	13,721,000

Cash and cash equivalents	38,522,724	31,068,717

Interest-earning deposits with other banks	2,387,630	853,761
Investment securities held to maturity (fair value of $12,814,988 and $16,779,116 at March 31, 2002 and December 31, 2001, respectively)	12,383,548	16,164,448
Investment securities available for sale	128,719,253	135,309,766
Loans	274,912,749	271,833,945
Less allowance for loan losses	(5,728,603)	(5,339,945)

Loans, net	269,184,146	266,494,000

Premises and equipment, net	3,196,006	3,212,157
Rental property, net	1,604,206	1,564,238
Other assets	18,226,487	18,343,000

Total assets	$474,224,000	473,010,087

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$49,224,671	48,543,405
Interest-bearing	330,817,747	321,124,109

Total deposits	380,042,418	369,667,514
Securities sold under agreements to repurchase	2,285,954	10,135,878
Other borrowed funds	53,547,569	53,581,241
Accrued expenses and other liabilities	3,019,940	3,791,521

Total liabilities	438,895,881	437,176,154

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares—none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,707,472	3,707,472
Retained earnings	31,677,334	31,202,869
Accumulated other comprehensive income	456,601	1,436,880
Less treasury stock, 62,517 shares at March 31, 2002 and December 31, 2001, respectively, at cost	(552,859)	(552,859)

Total stockholders’ equity	35,328,119	35,833,933

Total liabilities and stockholders’ equity	$474,224,000	473,010,087

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Interest and dividend income:
Loans, including fees	$4,640,084	5,743,017
Investment securities:
Taxable	2,074,780	1,913,515
Tax-exempt	42,116	12,751
Federal funds sold	55,334	98,988
Interest-earning deposits with other banks	15,853	19,897

Total interest and dividend income	6,828,167	7,788,168

Interest expense:
Deposits	2,611,736	3,662,101
Securities sold under agreements to repurchase	23,649	49,063
Other borrowings	731,817	671,922

Total interest expense	3,367,202	4,383,086

Net interest income	3,460,965	3,405,082
Provision for loan losses	1,005,000	1,235,000

Net interest income after provision for loan losses	2,455,965	2,170,082

Noninterest income:
Service charges on deposit accounts	333,963	392,575
Investment securities gains, net	405,754	1,557,951
Other	863,271	872,517

Total noninterest income	1,602,988	2,823,043

Noninterest expense:
Salaries and benefits	1,162,061	1,064,241
Net occupancy expense	300,753	280,959
Other	1,393,315	1,208,203

Total noninterest expense	2,856,129	2,553,403

Earnings before income taxes	1,202,824	2,439,722
Income tax expense	299,950	864,490

Earnings before cumulative effect of a change in accounting principle	902,874	1,575,232
Cumulative effect of a change in accounting principle, net of tax	—	141,677

Net earnings	$902,874	1,716,909

Basic and diluted earnings per share:
Earnings before cumulative effect of a change in accounting principle	$0.23	0.40
Cumulative effect of a change in accounting principle, net of tax	—	0.04

Net earnings	$0.23	0.44

Weighted-average shares outstanding	3,894,618	3,920,323

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
For the Three Months Ended March 31, 2002
(Unaudited)

	Comprehensive Income	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2001		3,957,135	$39,571	3,707,472	31,202,869	1,436,880	(552,859)	35,833,933
Comprehensive loss:
Net earnings	$902,874	—	—	—	902,874	—	—	902,874
Other comprehensive loss due to unrealized gain on investment securities available for sale, net	(980,279)	—	—	—		(980,279)	—	(980,279)

Total comprehensive loss	$(77,405)

Cash dividends paid ($0.11 per share)		—	—	—	(428,409)	—	—	(428,409)

Balances at March 31, 2002		3,957,135	$39,571	3,707,472	31,677,334	456,601	(552,859)	35,328,119

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net earnings	$902,874	1,716,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	135,633	141,147
Net amortization/(accretion) of discounts/premiums on investment securities	118,236	(157,100)
Provision for loan losses	1,005,000	1,235,000
Loss on disposal of premises and equipment	—	10,295
Loss on sale of other real estate	53,994	—
Investment securities gains	(405,754)	(1,557,951)
Decrease in interest receivable	262,453	409,956
(Increase)/Decrease in other assets	(191,461)	372,347
Decrease in interest	(295,643)	(557,837)
Increase in accrued expenses and other liabilities	177,581	438,689

Net cash provided by operating activities	1,762,913	2,051,455

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,088,742	30,120,391
Proceeds from maturities/calls/paydowns of investment securities held to maturity	3,793,677	6,030,963
Proceeds from maturities/calls/paydowns of investment securities available for sale	10,906,118	2,528,976
Purchases of investment securities available for sale	(12,763,404)	(38,815,140)
Net increase in loans	(3,695,146)	(7,926,755)
Purchases of premises and equipment	(167,923)	(178,261)
Net increase in interest-earning deposits with other banks	(1,533,869)	(192,344)

Net cash provided by financing activities	3,628,195	(8,432,170)

Cash flows from financing activities:
Net increase/(decrease) in noninterest-bearing deposits	681,266	(1,679,215)
Net increase in interest-bearing deposits	9,693,638	6,628,275
Net (decrease)/increase in securities sold under agreements to repurchase	(7,849,924)	3,716,591
Net decrease in borrowings from FHLB	(29,563)	(29,562)
Repayments of other borrowed funds	(4,109)	(5,732)
Purchase of treasury stock	—	(182,654)
Dividends paid	(428,409)	(392,458)

Net cash provided by financing activities	2,062,899	8,055,245

Net increase in cash and cash equivalents	7,454,007	1,674,530
Cash and cash equivalents at beginning of period	31,068,717	17,919,097

Cash and cash equivalents at end of period	$38,522,724	19,593,627

Supplemental information on cash payments:
Interest paid	$3,662,845	4,940,923

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements
March 31, 2002

Note 1—General

The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which Auburn National Bancorporation, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Note 2—Comprehensive Income

In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive loss for the three months ended March 31, 2002 was $77,000 compared to total comprehensive income of $2,323,000 for the three months ended March 31, 2001.

Note 3—Derivatives Disclosure

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

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. As of March 31, 2002, the Company had the following derivative instrument:

Interest Rate Swap
(In Thousands)

Notional Amodunt	Estimated fair value	Pay Rate	Receive Rate
$5,000	150	Variable	5.68%

At March 31, 2002, the $5 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable.

Note 4—Recent Accounting Pronouncements

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

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002.

SFAS No. 141 requires upon the adoption of SFAS No. 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As the Company has no goodwill or significant identifiable intangibles as of March 31, 2002, the adoption of SFAS No. 142 is not expected to have an impact on the consolidated financial position or results of operations of the Company and its wholly-owned subsidiary, Auburn Bank (the “Bank”).

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. The adoption of SFAS No. 144 has not had a material effect on the financial condition or results of operations of the Company or Bank.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2002 and 2001.

Certain of the statements discussed are forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “evaluate,” “assessment,” “contemplate,” “expect,” “estimate,” “continue,” “intend” or similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating, regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and Internet; and the failure of assumptions underlying the establishment of reserves for loan losses. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Summary

Net income of $903,000 for the quarter ended March 31, 2002 represented a decrease of $814,000 (47.4%) from the Company’s net income of $1,717,000 for the same period of 2001. Basic net earnings per share decreased $0.21 (47.7%) to $0.23 during the first quarter of 2002 from $0.44 for the first quarter of 2001. During the three month period ended March 31, 2002 compared to the same period of 2001, the Company experienced increases in net interest income and noninterest expense offset by a decrease in noninterest income. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. The net yield on total interest-earning assets decreased to 3.22% for the three months ended March 31, 2002 from 3.61% for the three months ended March 31, 2001. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities to lower yielding interest-earning assets. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $474,224,000 at March 31, 2002 represent an increase of $1,214,000 (0.3%) over total assets of $473,010,000, at December 31, 2001. This increase resulted primarily from increases in cash and cash equivalents and interest-earning deposits with other banks offset by decreases in investment securities held to maturity and available for sale.

Critical Accounting Policies

The accounting and financial policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. The Company’s financial results could differ significantly if different judgements or estimates are applied in the application of this policy. See “ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $12,384,000 and $16,164,000 at March 31, 2002 and December 31, 2001, respectively. This decrease of $3,780,000 (23.4%) was primarily the result of $3,794,000 of scheduled paydowns, maturities and calls of principal amounts.

Investment securities available for sale decreased $6,591,000 (4.9%) to $128,719,000 at March 31, 2002 from $135,310,000 at December 31, 2001. This decrease is a result of $10,907,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $3,030,000 of U.S. agency securities, $1,024,000 of CMOs, $1,733,000 of mortgage backed securities and $1,302,000 of asset-backed securities were sold in the first quarter of 2002. This decrease is offset by purchases of $6,487,000 in U.S. agency securities, $5,275,000 in mortgage backed securities, and $1,002,000 in CMOs.

Federal funds sold increased to $22,897,000 at March 31, 2002 from $13,721,000 at December 31, 2001. This increase is primarily due to the investment in federal funds sold from the increase in deposits. In addition, this reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $274,913,000 at March 31, 2002 reflected an increase of $3,079,000 (1.1%) compared to the total loans of $271,834,000, at December 31, 2001. Overall, most of the loan categories decreased slightly; however, the Bank did experience growth in commercial real estate loans during the first quarter of 2002. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 25.07%, 18.51% and 44.88% of the Bank’s total loans at March 31, 2002, respectively. The net yield on loans was 6.85% for the three months ended March 31, 2002 compared to 8.75% for the three months ended March 31, 2001. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Allowance for Loan Losses and Risk Elements

The allowance for loan losses reflects management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management reviews the components of the loan portfolio in order to estimate the appropriate provision required to maintain the allowance at a level believed adequate in relation to anticipated future loan losses. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts, and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors, including developments anticipated by management with respect to various credits which management believes affects the allowance for loan losses.

The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2002 and the year ended December 31, 2001.

	Three months ended March 31, 2002	Year ended December 31, 2001
	(In thousands)
Balance at beginning of period, January 1,	$5,340	$3,634
Charge-offs	735	1,970
Recoveries	119	121

Net charge-offs	616	1,849
Provision for loan losses	1,005	3,555

Ending balance	$5,729	$5,340

The allowance for loan losses was $5,729,000 at March 31, 2002 compared to $5,340,000 at December 31, 2001. Management believes that the current level of allowance (2.08% of total outstanding loans, net of unearned income, at March 31, 2002) is adequate to absorb anticipated risks identified in the portfolio at that time.

Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the first quarter will place the allowance at a level sufficient to absorb probable loan losses in the portfolio as of March 31, 2002. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first three months of 2002, the Bank made $1,005,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the three months ended March 31, 2002, the Bank had charge-offs of $735,000 and recoveries of $119,000.

Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $11,220,000 at March 31, 2002 a decrease of 11.7% from the $12,706,000 of non-performing assets at December 31, 2001. This decrease is primarily due to a decrease in accruing loans 90 days or more past due. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $136,000 for the three months ended March 31, 2002.

The table below provides information concerning nonperforming assets and certain asset quality ratios at March 31, 2002 and December 31, 2001.

	March 31, 2002	December 31, 2001
	(In thousands)
Nonaccrual loans	$10,237	10,211
Renegotiated loans	—	—
Other nonperforming assets (primarily other real estate)	908	1,026
Accruing loans 90 days or more past due	75	1,469

Total nonperforming assets	$11,220	12,706

Ratio of allowance for loan losses as a percent of total loans outstanding	2.08%	1.96%
Ratio of allowance for loan losses as a percent of nonaccrual loans, renegotiated loans and other nonperforming assets	51.40%	47.52%

Potential problem loans consist of those loans where management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. At March 31, 2002, 108 loans totaling $7,352,000, or 2.7% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 117 loans totaling $10,379,000, or 3.8% of total loans outstanding, net of unearned income, at December 31, 2001. At March 31, 2002, the amount of impaired loans were $9,487,000, which included 18 loans to 7 borrowers with a total valuation allowance of approximately $1,959,000. In comparison, at December 31, 2001, the Company had approximately $10,164,000 of impaired loans, which included 22 loans to 10 borrowers with a total valuation allowance of approximately $1,413,000.

Deposits

Total deposits increased $10,374,000 (2.8%) to $380,042,000 at March 31, 2002, as compared to $369,668,000 at December 31, 2001. Noninterest-bearing deposits increased $682,000 (1.4%) during the first three months of 2002, while total interest-bearing deposits increased $9,694,000 (3.0%) to $330,818,000 at March 31, 2002 from $321,124,000 at December 31, 2001. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first three months of 2002, the Bank primarily experienced increases in NOW accounts of $4,621,000 (7.7%) and money market accounts of $6,558,000 (9.2%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank’s overall cost of funds. The average rate paid on interest-bearing deposits was 3.27% for the three months ended March 31, 2002 compared to 5.33% for the same period of 2001. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $35,328,000 at March 31, 2002, compared to $35,834,000 at December 31, 2001. This represents a decrease of $506,000 (1.4%) during the first three months of 2002. Net earnings for the first three months of 2002 were $903,000 compared to $1,717,000 for the same period of 2001. In addition, the Company’s accumulated other comprehensive income was $457,000 at March 31, 2002 compared to $1,437,000 at December 31, 2001. This decrease was due to a decrease in the fair value of investment securities available for sale and the sale of certain securities resulting in realized gains. During the first three months of 2002, cash dividends of $428,000, or $0.11 per share, were declared on Common Stock.

Certain financial ratios for the Company as of March 31, 2002 and December 31, 2001 are presented in the following table:

	March 31, 2002	December 31, 2001
Return on average assets — annualized	0.77%	1.07%
Return on average equity — annualized	10.34%	13.40%

The Company’s Tier 1 leverage ratio was 7.42%, Tier I risk-based capital ratio was 10.93% and Total risk-based capital ratio was 12.31% at March 31, 2002. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized”.

The primary source of liquidity during the first three months of 2002 was deposit growth. The Company used these funds primarily for federal funds sold and interest-earning deposits in other banks. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $53,374,000 at March 31, 2002.

Net cash provided by operating activities of $1,763,000 for the three months ended March 31, 2002, consisted primarily of net earnings and provision for loan losses offset by investment securities gains. Net cash provided in investing activities of $3,628,000 principally resulted from investment securities purchases of $12,763,000, offset by proceeds from maturities, calls and paydowns of investment securities and proceeds from sale of investment securities available for sale of $14,700,000 and $7,089,000, respectively. In addition, loans increased by $3,695,000. The $2,063,000 in net cash provided by financing activities resulted primarily from an increase of $681,000 in non-interest bearing deposits and an increase in interest bearing deposits of $9,694,000. In addition, securities sold under agreements to repurchase decreased by $7,849,000 and the Company paid dividends of $428,000.

Results of Operations

Net Income

Net income decreased $814,000 (47.4%) to $903,000 for the three month period ended March 31, 2002 compared to $1,717,000 for the same period of 2001. Basic net earnings per share was $0.23 and $0.44 for the first quarters of 2002 and 2001, respectively. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. During the three month period ended March 31, 2002 compared to the same period of 2001, the Company experienced increases in net interest income and noninterest expense offset by a decrease in noninterest income.

Net Interest Income

Net interest income was $3,461,000 for the first quarter of 2002, an increase of $56,000 (1.6%) from $3,405,000 for the same period of 2001. These increases resulted primarily from the increase in interest and dividends from investment securities and a decrease in interest on deposits. Such increases resulted from overall growth in the Company’s average interest-earning assets during the first three months of 2002 compared to the same period of 2001. Through the first quarter of 2002, the Company’s GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See “FINANCIAL CONDITION—INTEREST RATE SENSITIVITY MANAGEMENT” and the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest-earning assets and their related yields. Interest and dividend income was $6,828,000 and $7,788,000 for the three months ended March 31, 2002 and 2001, respectively. This represents a decrease of $960,000 (12.3%) for the first quarter of 2002 compared to 2001. This change for the first three months of 2002 resulted as the average volume of interest-earning assets outstanding increased $54,008,000 (14.1%) over the same period of 2001 but the Company’s yield on interest-earning assets decreased 189 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,640,000 and $5,743,000 for the first quarters of 2002 and 2001, respectively. This reflects a decrease of $1,103,000 (19.2%) during the three months ended March 31, 2002 from the same period of 2001. The average volume of loans increased $8,246,000 (3.1%) for the three months ended March 31, 2002 compared to the same period for 2001, while the Company’s yield on loans decreased by 190 basis points comparing these same periods.

For the three month period ended March 31, 2002, interest income on investment securities increased $191,000 (9.9%) to $2,117,000 from $1,926,000 for the same period of 2001. The Company’s average volume of investment securities increased by $37,726,000 (34.8%) for the first three months of 2002, compared to the same period of 2001, while the net yield on these average balances decreased by 128 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense decreased $1,016,000 (23.2%) to $3,367,000 for the first quarter of 2002 compared to $4,383,000 for the same period of 2001. This change resulted as the Company’s average interest-bearing liabilities increased 15.7% but the rates paid on these liabilities decreased 180 basis points during the first three months of 2002 compared to the same period of 2001. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, decreased $1,050,000 (28.7%) to $2,612,000 for the first quarter of 2002 compared to $3,662,000 for the same period of 2001. The decrease for the three month period ended March 31, 2002 is due to a 206 basis point decrease in the rate paid on interest-bearing deposits offset by a 16.2% increase in the average volume.

Interest expense on other borrowings was $732,000 and $672,000 for the first quarters of 2002 and 2001, respectively. This represents an increase of $60,000 or 8.9%. This increase for the three month period ended March 31, 2002 is due to a 10.0% increase in the average volume and a 3 basis point decrease in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $1,005,000 for the three months ended March 31, 2002 compared to $1,235,000 for the three months ended March 31, 2001. The decrease in the provision for the first quarter of 2002 compared to 2001 is due to reduced loan growth and less deterioration in certain loans than in the first quarter of 2001. See
“—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income decreased $1,220,000 (43.2%) to $1,603,000 for the first quarter of 2002 from $2,823,000 for the same period of 2001. This decrease for the three months ended March 31, 2002 is due to decreases in service charges on deposit accounts, investment securities gains, net and other noninterest income.

Service charges on deposit accounts for the first quarter of 2002 decreased $59,000 (15.0%) to $334,000 from $393,000 for the first quarter of 2001. This decrease is primarily due to decreases in nonsufficient funds and overdraft charges.

Net investment securities gains were $406,000 in the first quarter of 2002 compared to $1,558,000 of net investment securities gains in the first quarter of 2001. The decrease is primarily due to a gain of $1,548,000 in the first quarter 2001 resulting from the purchase of the Company’s investment in Star Systems, Inc.’s common stock by Concord EFS, Inc. In this transaction, the Company received common shares of Concord EFS, Inc., which is publicly traded, in exchange for its ownership in Star Systems, Inc.

Other noninterest income decreased $10,000 (1.1%) to $863,000 for the first quarter of 2002 from $873,000 for the same period of 2001. During the first quarter of 2001, there was an increase in the fair value of derivatives that was not experienced in the first quarter of 2002. During the first quarter of 2002, there was an increase in MasterCard/VISA discounts and fees due to Auburn University’s acceptance of MasterCard/VISA for tuition, and an increase in the cash surrender value of bank owned life insurance over amounts reported in the first quarter of 2001.

Noninterest Expense

Total noninterest expense was $2,856,000 and $2,553,000 for the first quarters of 2002 and 2001, respectively, representing an increase of $303,000 or 11.9%. This increase was mainly due to an increase in salaries and benefits expense and other noninterest expense.

Salaries and benefits expense was $1,162,000 and $1,064,000 for the three months ended March 31, 2002 and 2001, respectively. This represents an increase of $98,000 (9.2%) in the first quarter of 2002 compared to the first quarter of 2001. This increase is primarily due to the increase in overall employee levels from the same period of 2001.

For the first quarter of 2002, other noninterest expense increased $185,000 (15.3%) to $1,393,000 from $1,208,000 for the first quarter of 2001. This increase is mainly due to increases in the expenses associated with Auburn University’s acceptance of MasterCard/VISA for tuition mentioned above, expenses to maintain other real estate owned, losses on the sale of other real estate owned and increases in the FDIC assessment.

Income taxes

Income tax expense was $300,000 and $864,000 for the first quarters of 2002 and 2001, respectively. These levels represent an effective tax rate on pre-tax earnings of 24.9% and 35.4% for the three months ended March 31, 2002 and 2001, respectively. The effective tax rate has decreased due to nontaxable earnings of bank owned life insurance and benefits of tax credits related to low income housing investment.

Impact of Inflation and changing prices

Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant effect on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services because such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company’s assets and liabilities are critical to the maintenance of desired performance levels. However, relatively low levels of inflation in recent years have resulted in a rather insignificant effect on the Company’s operations.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES

Consolidated Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Three Months Ended March 31,
	2002			2001
	Average		Yield/	Average		Yield/
ASSETS	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (1)	$274,535	4,640	6.85%	266,289	5,743	8.75%
Investment securities:
Taxable	142,557	2,074	5.90%	107,407	1,913	7.22%
Tax-exempt (2)	3,613	64	7.18%	1,037	14	5.48%

Total investment securities	146,170	2,138	5.93%	108,444	1,927	7.21%
Federal funds sold	13,405	55	1.66%	6,915	99	5.81%
Interest-earning deposits with other banks	3,038	16	2.14%	1,492	20	5.44%

Total interest-earning assets	437,148	6,849	6.35%	383,140	7,789	8.24%
Allowance for loan losses	(5,434)			(3,809)
Cash and due from banks	14,684			11,048
Premises and equipment	3,199			3,247
Rental property, net	1,516			1,513
Other assets	18,873			9,727

Total assets	$469,986			404,866

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$64,629	295	1.85%	40,562	342	3.42%
Savings and money market	85,372	483	2.29%	76,388	837	4.44%
Certificates of deposits less than $100,000	86,961	984	4.59%	82,633	1,369	6.72%
Certificates of deposits and other time deposits of $100,000 or more	86,940	849	3.96%	79,182	1,114	5.71%

Total interest-bearing deposits	323,902	2,611	3.27%	278,765	3,662	5.33%
Federal funds purchased and securities sold under agreements to repurchase	5,675	24	1.72%	3,673	49	5.41%
Other borrowed funds	53,560	732	5.54%	48,692	669	5.57%

Total interest-bearing liabilities	383,137	3,367	3.56%	331,130	4,380	5.36%
Noninterest-bearing deposits	46,274			37,953
Accrued expenses and other liabilities	5,657			5,121
Stockholder’s equity	34,918			30,662

Total liabilities and stockholder’s equity	$469,986			404,866

Net interest income		$3,482			3,409

Net yield on total interest-earning assets			3.22%			3.61%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

I TEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has decreased during the first quarter of 2002. As of March 31 2002, economic value of equity had become less volatile in a rising rate environment. Due to the amount of interest rate cuts, the Company is preparing for the greater risk of rising interest rates. The Company continues to become more asset-sensitive by restructuring the investment portfolio through “swap” transactions when possible. The deposit growth continues to be strong allowing the Company to invest in mortgage backed securities that repay principal on a monthly basis. The Company believes that it needs to prepare for the risk of rising interest rates. The Company has been liability-sensitive and the projected decrease of income in either a rising or falling interest rate environment can be attributed to our transition to becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s 2001 Form 10-K, has not been updated in this filing.

PART II    OTHER INFORMATION

AUBURN NATIONAL BANCORPORATION, INC.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

Item 6(a)

EXHIBIT INDEX

Exhibit Number	Description

3.A	Certificate of Incorporation of Auburn National Bancorporation, Inc. *

3.B	Bylaws of Auburn National Bancorporation, Inc. *

10.A	Auburn National Bancorporation, Inc. 1994 Long-term Incentive Plan. *

10.B	Lease and Equipment Purchase Agreement, Dated September 15, 1987. *

* Incorporated by reference from Registrant’s Registration Statement on Form SB-2.

(b)	Reports filed on Form 8-K for the quarter ended March 31, 2002:

none

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: March 15, 2002	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr. President, Chief Executive Officer and Chairman of the Board

Date: March 15, 2002	By:	/s/ C. Wayne Alderman
C. Wayne Alderman Director of Financial Operations