Form 10-Q
period 2002-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2002-08-14
CIK 750574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

☐  Transition report under Section 13 or 15(d) of the Exchange Act

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 30, 2002: 3,894,618 shares of common stock, $.01 par value per share

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001
(Unaudited)

	6/30/2002	12/31/2001
ASSETS
Cash and due from banks	$17,073,545	17,347,717
Federal funds sold	12,612,000	13,721,000

Cash and cash equivalents	29,685,545	31,068,717

Interest-earning deposits with other banks	223,239	853,761
Investment securities held to maturity (fair value of $11,768,200 and $16,779,116 at June 30, 2002 and December 31, 2001, respectively)	11,334,017	16,164,448
Investment securities available for sale	162,697,693	135,309,766
Loans	273,565,091	271,833,945
Less allowance for loan losses	(5,909,809)	(5,339,945)

Loans, net	267,655,282	266,494,000

Premises and equipment, net	3,198,116	3,212,157
Rental property, net	1,592,610	1,564,238
Other assets	19,007,495	18,343,000

Total assets	$495,393,997	473,010,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$53,530,730	48,543,405
Interest-bearing	342,953,107	321,124,109

Total deposits	396,483,837	369,667,514
Securities sold under agreements to repurchase	2,172,456	10,135,878
Other borrowed funds	53,514,318	53,581,241
Accrued expenses and other liabilities	5,561,507	3,791,521

Total liabilities	457,732,118	437,176,154

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares — none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,707,472	3,707,472
Retained earnings	32,459,243	31,202,869
Accumulated other comprehensive income	2,008,452	1,436,880
Less treasury stock, 62,517 shares at June 30, 2002 and December 31, 2001, at cost	(552,859)	(552,859)

Total stockholders’ equity	37,661,879	35,833,933

Total liabilities and stockholders’ equity	$495,393,997	473,010,087

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three and Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest and dividend income:
Loans, including fees	$4,855,981	5,587,215	9,420,204	11,330,232
Investment securities:
Taxable	2,249,911	1,804,230	4,324,691	3,717,745
Tax-exempt	42,117	14,059	84,233	26,810
Federal funds sold	34,257	104,800	89,591	203,788
Interest-earning deposits with other banks	10,249	30,985	26,102	50,882

Total interest and dividend income	7,192,515	7,541,289	13,944,821	15,329,457

Interest expense:
Deposits	2,590,125	3,304,627	5,201,861	6,966,728
Securities sold under agreements to repurchase	11,035	30,500	34,684	79,563
Other borrowings	739,870	677,963	1,471,687	1,349,885

Total interest expense	3,341,030	4,013,090	6,708,232	8,396,176

Net interest income	3,851,485	3,528,199	7,236,589	6,933,281
Provision for loan losses	275,000	375,000	1,280,000	1,610,000

Net interest income after provision for loan losses	3,576,485	3,153,199	5,956,589	5,323,281

Noninterest income:
Service charges on deposit accounts	335,911	375,295	669,874	767,870
Investment securities gains (losses), net	—	(29,313)	405,754	1,528,638
Other	842,111	639,475	1,705,382	1,511,992

Total noninterest income	1,178,022	985,457	2,781,010	3,808,500

Noninterest expense:
Salaries and benefits	1,321,686	1,021,904	2,407,886	2,086,145
Net occupancy expense	302,266	260,335	603,019	541,294
Other	1,421,001	1,127,347	2,814,316	2,335,550

Total noninterest expense	3,044,953	2,409,586	5,825,221	4,962,989

Earnings before income taxes	1,709,554	1,729,070	2,912,378	4,168,792
Income tax expense	499,238	522,958	799,188	1,387,448

Earnings before cumulative effect of a change in accounting principle	1,210,316	1,206,112	2,113,190	2,781,344
Cumulative effect of a change in accounting principle, net of tax	—	—	—	141,677

Net earnings	$1,210,316	1,206,112	2,113,190	2,923,021

Basic and diluted earnings per share:
Earnings before cumulative effect of a change in accounting principle	$0.31	0.31	0.54	0.71
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.04

Net earnings	$0.31	0.31	0.54	0.75

Weighted-average shares outstanding, basic	3,894,618	3,907,573	3,894,618	3,914,859

Weighted-average shares outstanding, diluted	3,895,264	3,907,573	3,895,098	3,914,859

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2002
(Unaudited)

	Comprehensive	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury
	income	Shares	Amount	capital	earnings	income (loss)	stock	Total
Balances at December 31, 2001		3,957,135	$39,571	3,707,472	31,202,869	1,436,880	(552,859)	35,833,933
Comprehensive income:
Net earnings	$2,113,190	—	—	—	2,113,190	—	—	2,113,190
Other comprehensive income due to unrealized gain on investment securities available for sale, net	571,572	—	—	—		571,572	—	571,572

Total comprehensive income	$2,684,762

Cash dividends paid ($0.22 per share)		—	—	—	(856,816)	—	—	(856,816)

Balances at June 30, 2002		3,957,135	$39,571	3,707,472	32,459,243	2,008,452	(552,859)	37,661,879

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net earnings	$2,113,190	2,923,021
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	271,266	271,955
Net amortization/(accretion) of premiums/discounts on investment securities	224,222	(186,963)
Provision for loan losses	1,280,000	1,610,000
Loss on disposal of premises and equipment	7,278	10,406
Loss on sale of other real estate	90,847	16,914
Investment securities gains	(405,754)	(1,528,638)
(Increase)/decrease in interest receivable	(78,163)	428,931
(Increase)/decrease in other assets	(1,134,569)	396,102
Decrease in interest payable	(181,432)	(555,528)
Increase in accrued expenses and other liabilities	1,528,495	646,022

Net cash provided by operating activities	3,715,380	4,032,222

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,088,742	41,087,406
Proceeds from maturities/calls/paydowns of investment securities held to maturity	4,855,441	7,238,213
Proceeds from maturities/calls/paydowns of investment securities available for sale	18,431,351	9,463,004
Purchases of investment securities available for sale	(51,798,879)	(53,209,956)
Net increase in loans	(2,441,282)	(3,818,394)
Purchases of premises and equipment	(292,587)	(362,544)
Proceeds from the sale of other real estate	498,978	217,081
Net decrease/(increase) in interest-earning deposits with other banks	630,522	(574,025)

Net cash (used)/provided in investing activities	(23,027,714)	40,785

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,987,325	3,062,950
Net increase in interest-bearing deposits	21,828,998	24,846,109
Net decrease in securities sold under agreements to repurchase	(7,963,422)	(2,051,395)
Net decrease in borrowings from FHLB	(59,125)	(59,124)
Repayments of other borrowed funds	(7,798)	(7,060)
Purchase of treasury stock	—	(182,654)
Dividends paid	(856,816)	(784,915)

Net cash provided by financing activities	17,929,162	24,823,911

Net (decrease)/increase in cash and cash equivalents	(1,383,172)	28,896,918
Cash and cash equivalents at beginning of period	31,068,717	17,919,097

Cash and cash equivalents at end of period	$29,685,545	46,816,015

Supplemental information on cash payments:
Interest paid	$6,889,664	8,951,704

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

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

Note 2—Comprehensive Income

In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended June 30, 2002 was $2,762,000 compared to $1,579,000 for the three months ended June 30, 2001. Total comprehensive income for the six months ended June 30, 2002 was $2,685,000 compared to $3,902,000 for the six months ended June 30, 2001.

Note 3—Derivatives

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

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. As of June 30, 2002, the Company had the following derivative instrument:

Interest Rate Swap
(In Thousands)

Notional Amount	Estimated fair value	Pay Rate	Receive Rate
$5,000	228	Variable	5.68%

At June 30, 2002, the $5 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable.

Note 4—Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002.

SFAS No. 141 requires upon the adoption of SFAS No. 142 that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. As the Company has no goodwill or significant identifiable intangibles as of June 30, 2002, the adoption of SFAS No. 142 is not expected to have an impact on the consolidated financial position or results of operations of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”).

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for an exit costs was recognized at the date of an entity’s commitment to an exit plan. This SFAS is effective for fiscal years beginning after December 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Previous to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. This SFAS is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of this SFAS will have a material impact on its results of operations or financial position.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2002 and 2001.

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

Summary

Net income of $1,210,000 for the quarter ended June 30, 2002 represented an increase of $4,000 (0.3%) from the Company’s net income of $1,206,000 for the same period of 2001. Basic and diluted net earnings per share was comparable during the second quarter of 2002 to the second quarter of 2001 at $0.31. Net income decreased $810,000 (27.7%) to $2,113,000 for the six month period ended June 30, 2002 compared to $2,923,000 for the same period of 2001. Basic and diluted net earnings per share decreased $0.21 (28.0%) to $0.54 during the six months ended June 30, 2002 from $0.75 for the six months ended June 30, 2001. During the six month period ended June 30, 2002 compared to the same period of 2001, the Company experienced an increase in net interest income and a decrease in the provision for loan losses. This was offset by a decrease in noninterest income and an increase in noninterest expense. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. The net yield on total interest-earning assets decreased to 3.32% for the six months ended June 30, 2002 from 3.60% for the six months ended June 30, 2001. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities to lower yielding interest-earning assets. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $495,394,000 at June 30, 2002 represent an increase of $22,384,000 (4.7%) over total assets of $473,010,000, at December 31, 2001. This increase resulted primarily from an increase in investment securities available for sale offset by a decrease in investment securities held to maturity.

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

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $11,334,000 and $16,164,000 at June 30, 2002 and December 31, 2001, respectively. This decrease of $4,830,000 (29.9%) was primarily the result of $4,855,000 of scheduled paydowns, maturities and calls of principal amounts.

Investment securities available for sale increased $27,388,000 (20.2%) to $162,698,000 at June 30, 2002 from $135,310,000 at December 31, 2001. This increase is a result of purchases of $21,712,000 in U.S. agency securities, $18,452,000 in mortgage backed securities, and $11,635,000 in CMOs. These increases are offset by $18,431,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $3,030,000 of U.S. agency securities, $1,024,000 of CMOs, $1,733,000 of mortgage backed securities and $1,302,000 of asset-backed securities were sold in the first quarter of 2002. No securities were sold in the second quarter of 2002.

Federal funds sold decreased to $12,612,000 at June 30, 2002 from $13,721,000 at December 31, 2001. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $273,565,000 at June 30, 2002 reflected an increase of $1,731,000 (0.6%) compared to the total loans of $271,834,000, at December 31, 2001. Overall, most of the loan categories decreased slightly; however, the Bank did experience growth in commercial real estate loans during the six months ended June 30, 2002. Commercial, financial and agricultural, residential real estate and commercial real estate loans represented the majority of the loan portfolio with approximately 24.86%, 18.54% and 45.46% of the Bank’s total loans at June 30, 2002, respectively. The net yield on loans was 6.92% for the six months ended June 30, 2002 compared to 8.54% for the six months ended June 30, 2001. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2002 and the year ended December 31, 2001.

	Six months ended June 30, 2002	Year ended December 31, 2001
	(In thousands)
Balance at beginning of period, January 1,	$5,340	$3,634
Charge-offs	904	1,970
Recoveries	194	121

Net charge-offs	710	1,849
Provision for loan losses	1,280	3,555

Ending balance	$5,910	$5,340

The allowance for loan losses was $5,910,000 at June 30, 2002 compared to $5,340,000 at December 31, 2001. Management believes that the current level of allowance (2.16% of total outstanding loans, at June 30, 2002) is adequate to absorb anticipated risks identified in the portfolio at that time.

Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the second quarter will place the allowance at a level sufficient to absorb probable loan losses in the portfolio as of June 30, 2002. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first six months of 2002, the Bank made $1,280,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the six months ended June 30, 2002, the Bank had charge-offs of $904,000 and recoveries of $194,000.

Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $10,633,000 at June 30, 2002, a decrease of 16.3% from the $12,706,000 of non-performing assets at December 31, 2001. This decrease is primarily due to decreases in accruing loans 90 days or more past due and nonaccrual loans. These decreases were offset by the increase in other nonperforming assets. This increase was due to the addition of two other real estate owned properties. One of these properties was sold in July 2002. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $288,000 for the six months ended June 30, 2002.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	June 30, 2002	December 31, 2001
	(In thousands)
Nonaccrual loans	$8,623	10,211
Renegotiated loans	—	—
Other nonperforming assets (primarily other real estate)	1,618	1,026
Accruing loans 90 days or more past due	392	1,469

Total nonperforming assets	$10,633	12,706

Ratio of allowance for loan losses as a percent of total loans outstanding	2.16%	1.96%
Ratio of allowance for loan losses as a percent of nonaccrual loans, renegotiated loans and other nonperforming assets	57.71%	47.52%

Potential problem loans consist of those loans where management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. At June 30, 2002, 112 loans totaling $7,597,000, or 2.8% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 117 loans totaling $10,379,000, or 3.8% of total loans outstanding, net of unearned income, at December 31, 2001. At June 30, 2002, the amount of impaired loans were $8,363,000, which included 15 loans to 6 borrowers with a total valuation allowance of approximately $2,047,000. In comparison, at December 31, 2001, the Company had approximately $10,164,000 of impaired loans, which included 22 loans to 10 borrowers with a total valuation allowance of approximately $1,413,000.

Deposits

Total deposits increased $26,816,000 (7.3%) to $396,484,000 at June 30, 2002, as compared to $369,668,000 at December 31, 2001. Noninterest-bearing deposits increased $4,988,000 (10.3%) during the first six months of 2002, while total interest-bearing deposits increased $21,829,000 (6.8%) to $342,953,000 at June 30, 2002 from $321,124,000 at December 31, 2001. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first six months of 2002, the Bank primarily experienced increases in certificates of deposits and other time deposits $100,000 or over of $7,046,000 (7.93%), NOW accounts of $6,114,000 (10.2%) and money market accounts of $5,853,000 (8.2%). This increase is partly due to an increase of $8,158,000 in brokered deposits. In addition, the Company considers the shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank’s overall cost of funds. The average rate paid on interest-bearing deposits was 3.19% for the six months ended June 30, 2002 compared to 5.01% for the same period of 2001. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $37,662,000 at June 30, 2002, compared to $35,834,000 at December 31, 2001. This represents an increase of $1,828,000 (5.1%) during the first six months of 2002. Net earnings for the first six months of 2002 were $2,113,000 compared to $2,923,000 for the same period of 2001. In addition, the Company’s accumulated other comprehensive income was $2,008,000 at June 30, 2002 compared to $1,437,000 at December 31, 2001. This increase was due to an increase in the fair value of investment securities available for sale. During the first six months of 2002, cash dividends of $857,000 or $0.22 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	June 30, 2002	December 31, 2001
Return on average assets — annualized	0.89%	1.07%
Return on average equity — annualized	11.97%	13.40%

The Company’s Tier 1 leverage ratio was 7.48%, Tier I risk-based capital ratio was 11.12% and Total risk-based capital ratio was 12.44% at June 30, 2002. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized”.

The primary source of liquidity during the first six months of 2002 was deposit growth. The Company used these funds primarily for investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $53,344,000 at June 30, 2002.

Net cash provided by operating activities of $4,214,000 for the six months ended June 30, 2002, consisted primarily of net earnings and provision for loan losses offset by investment securities gains. Net cash used in investing activities of $23,527,000 principally resulted from investment securities purchases of $51,799,000, offset by proceeds from maturities, calls and paydowns of investment securities and proceeds from sale of investment securities available for sale of $23,287,000 and $7,099,000, respectively. In addition, loans increased by $2,441,000. The $17,929,000 in net cash provided by financing activities resulted primarily from an increase of $4,987,000 in non-interest bearing deposits and an increase in interest bearing deposits of $21,829,000. In addition, securities sold under agreements to repurchase decreased by $7,963,000 and the Company paid dividends of $857,000.

Results of Operations

Net Income

Net income increased $4,000 (0.3%) to $1,210,000 for the three month period ended June 30, 2002 compared to $1,206,000 for the same period of 2001. Basic and diluted net earnings per share were $0.31 for the second quarters of 2002 and 2001. Net income decreased $810,000 (27.7%) to $2,113,000 for the six month period ended June 30, 2002 compared to $2,923,000 for the same period of 2001. During the six month period ended June 30, 2002 compared to the same period of 2001, the Company experienced an increase in net interest income and a decrease in the provision for loan losses. This was offset by a decrease in noninterest income and an increase in noninterest expense. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network.

Net Interest Income

Net interest income was $3,851,000 for the second quarter of 2002, an increase of $323,000 (9.2%) from $3,528,000 for the same period of 2001. Net interest income increased $304,000 (4.4%) to $7,237,000 for the six months ended June 30, 2002, compared to $6,933,000 for the six months ended June 30, 2001. These increases resulted primarily from the increase in interest and dividends from investment securities and a decrease in interest on deposits. These increases were offset by a decrease in interest on loans. Such increases resulted from overall growth in the Company’s average interest-earning assets during the first six months of 2002 compared to the same period of 2001. Through the second quarter of 2002, the Company’s GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $7,193,000 and $7,541,000 for the three months ended June 30, 2002 and 2001, respectively. This represents a decrease of $348,000 (4.6%) for the second quarter of 2002 compared to 2001. For the six months ended June 30, 2002 interest and dividend income was $13,945,000, a decrease of $1,384,000 (9.0%) compared to $15,329,000 for the same period of 2001. This change for the first six months of 2002 resulted as the average volume of interest-earning assets outstanding increased $51,803,000 (13.3%) over the same period of 2001 but the Company’s yield on interest-earning assets decreased 155 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,856,000 and $5,587,000 for the second quarters of 2002 and 2001, respectively. This reflects a decrease of $731,000 (13.1%) during the three months ended June 30, 2002 over the same period of 2001. For the six month period ended June 30, 2002, interest and fees on loans decreased $1,910,000 (16.9%) to $9,420,000 from $11,330,000 for the same period of 2001. The average volume of loans increased $6,748,000 (2.5%) for the six months ended June 30, 2002 compared to the same period for 2001, while the Company’s yield on loans decreased by 162 basis points comparing these same periods.

For the three month period ended June 30, 2002, interest income on investment securities increased $474,000 (26.1%) to $2,292,000 from $1,818,000 for the same period of 2001. Interest income on investment securities for the six month period ended June 30, 2002, increased $664,000 (17.7%) to $4,409,000 from $3,745,000 for the same period of 2001. The Company’s average volume of investment securities increased by $43,398,000 (39.2%) for the first six months of 2002, compared to the same period of 2001, while the net yield on these average balances decreased by 102 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense decreased $672,000 (16.8%) to $3,341,000 for the second quarter of 2002 compared to $4,013,000 for the same period of 2001. Total interest expense decreased $1,688,000 (20.1%) to $6,708,000 from $8,396,000 for the six months ended June 30, 2002 and 2001, respectively. This change resulted as the Company’s average interest-bearing liabilities increased 16.1% but the rates paid on these liabilities decreased 159 basis points during the first six months of 2002 compared to the same period of 2001. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, decreased $715,000 (21.6%) to $2,590,000 for the second quarter of 2002 compared to $3,305,000 for the same period of 2001. Interest on deposits were $5,202,000 and $6,967,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease for the six month period ended June 30, 2002 is due to a 182 basis point decrease in the rate paid on interest-bearing deposits offset by a 17.1% increase in the average volume.

Interest expense on other borrowings, was $740,000 and $678,000 for the second quarters of 2002 and 2001, respectively. This represents an increase of $62,000 or 9.1%. For the six months ended June 30, 2002, interest expense on borrowed funds increased $122,000 (9.0%) to $1,472,000 from $1,350,000 for the same period of 2001, This increase for the six month period ended June 30, 2002 is due to a 10.0% increase in the average volume and a 5 basis point decrease in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $275,000 for the three months ended June 30, 2002 compared to $375,000 for the three months ended June 30, 2001. The provision for loan losses was $1,280,000 for the six months ended June 30, 2002 compared to $1,610,000 for the six months ended June 30, 2001. The decrease in the provision for the six months ended June 30, 2002 compared to 2001 is due to reduced loan growth and less deterioration in certain loans than in the six months ended June 30, 2001. See “— ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $193,000 (19.6%) to $1,178,000 for the second quarter of 2002 from $985,000 for the same period of 2001. Noninterest income was $2,781,000 and $3,809,000 for the six months ended June 30, 2002 and 2001, respectively. This decrease for the six months ended June 30, 2002 is due to decreases in service charges on deposit accounts and net investment securities gains. These decreases are offset by an increase in other noninterest income.

Service charges on deposit accounts for the second quarter of 2002 decreased $39,000 (10.4%) to $336,000 from $375,000 for the second quarter of 2001. Service charges on deposit accounts were $670,000 and $768,000 for the six months ended June 30, 2002 and 2001, respectively. This decrease is primarily due to decreases in nonsufficient funds and overdraft charges.

Net investment securities gains were $406,000 and $1,529,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily due to a gain of $1,548,000 in the first quarter 2001 resulting from the purchase of the Company’s investment in Star Systems, Inc.’s common stock by Concord EFS, Inc. In this transaction, the Company received common shares of Concord EFS, Inc., which is publicly traded, in exchange for its ownership in Star Systems, Inc.

Other noninterest income increased $203,000 (31.8%) to $842,000 for the second quarter of 2002 from $639,000 for the same period of 2001. Other noninterest income was $1,705,000 and $1,512,000 for the six months ended June 30, 2002 and 2001, respectively. This increase of $193,000 (12.8%) for the six month period ended June 30, 2002 compared to the same period of 2001, was due to an increase in MasterCard/VISA discounts and fees due to Auburn University’s acceptance of MasterCard/VISA for tuition, an increase in gains on the sale of mortgage loans and and an increase in the cash surrender value of bank owned life insurance over amounts reported in the six months ended June 30, 2001. During the six months ended June 30, 2001, there was an increase in the fair value of derivatives that was not experienced in the six months ended June 30, 2002.

Noninterest Expense

Total noninterest expense was $3,045,000 and $2,410,000 for the second quarters of 2002 and 2001, respectively, representing an increase of $635,000 or 26.4%. For the six months ended June 30, 2002, total noninterest expense increased $862,000 (17.4%) to $5,825,000 from $4,963,000 for the same period of 2001. This increase was mainly due to an increase in salaries and benefits expense and other noninterest expense.

Salaries and benefits expense was $1,322,000 and $1,022,000 for the three months ended June 30, 2002 and 2001, respectively. This represents an increase of $300,000 (29.4%) in the second quarter of 2002 compared to the second quarter of 2001. For the six months ended June 30, 2002, total salaries and benefits expense increased $322,000 (15.4%) to $2,408,000 from $2,086,000 for the same period of 2001. This increase is primarily due to the increase in overall employee levels from the same period of 2001.

For the second quarter of 2002, other noninterest expense increased $294,000 (26.1%) to $1,421,000 from $1,127,000 for the second quarter of 2001. Other noninterest expense was $2,814,000 and $2,336,000 for the six months ended June 30, 2002 and 2001, respectively. This increase is mainly due to increases in the expenses associated with Auburn University’s acceptance of MasterCard/VISA for tuition mentioned above, expenses to maintain other real estate owned, losses on the sale of other real estate owned and increases in the FDIC assessment.

Income taxes

Income tax expense was $499,000 and $523,000 for the second quarters of 2002 and 2001, respectively. For the three months ended June 30, 2002, income tax expense decreased $24,000 (4.6%). For the six months ended June 30, 2002, income tax expense decreased $558,000 (42.4%) to $799,000 from $1,387,000 for the six months ended June 30, 2001. These levels represent an effective tax rate on pre-tax earnings of 27.4% and 33.3% for the six months ended June 30, 2002 and 2001, respectively. The effective tax rate has decreased due to nontaxable earnings of bank owned life insurance and benefits of tax credits related to a low income housing investment.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Six Months Ended June 30,
	2002			2001
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/ Rate
		(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$274,431	9,420	6.92%	267,683	11,330	8.54%
Investment securities:
Taxable	150,480	4,325	5.80%	109,588	3,718	6.84%
Tax-exempt (2)	3,616	127	7.08%	1,110	41	7.45%

Total investment securities	154,096	4,452	5.83%	110,698	3,759	6.85%
Federal funds sold	10,385	90	1.75%	9,065	204	4.54%
Interest-earning deposits with other banks	1,930	26	2.72%	1,593	51	6.46%

Total interest-earning assets	440,842	13,988	6.40%	389,039	15,344	7.95%
Allowance for loan losses	(5,606)			(4,213)
Cash and due from banks	14,780			10,797
Premises and equipment	3,206			3,231
Rental property, net	1,561			1,551
Other assets	18,731			9,619

Total assets	$473,514			410,024

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$64,187	590	1.85%	40,742	615	3.04%
Savings and money market	86,841	969	2.25%	78,815	1,588	4.06%
Certificates of deposits less than $100,000	90,219	1,936	4.33%	82,911	2,678	6.51%
Certificates of deposits and other time deposits of $100,000 or more	87,216	1,707	3.95%	77,937	2,086	5.40%

Total interest-bearing deposits	328,463	5,202	3.19%	280,405	6,967	5.01%
Federal funds purchased and securities sold under agreements to repurchase	4,078	35	1.73%	3,364	79	4.74%
Other borrowed funds	53,545	1,472	5.54%	48,682	1,350	5.59%

Total interest-bearing liabilities	386,086	6,709	3.50%	332,451	8,396	5.09%
Noninterest-bearing deposits	47,090			39,510
Accrued expenses and other liabilities	5,017			5,472
Stockholders’ equity	35,321			32,591

Total liabilities and stockholders’ equity	$473,514			410,024

Net interest income		$7,279			6,948

Net yield on total interest-earning assets			3.32%			3.60%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has decreased during the second quarter of 2002. As of June 30, 2002, economic value of equity had become less volatile in a rising rate environment. Due to the amount of interest rate cuts, the Company is preparing for the greater risk of rising interest rates. The Company continues to become more asset-sensitive by restructuring the investment portfolio through “swap” transactions when possible. The deposit growth continues to be strong allowing the Company to invest in mortgage backed securities that repay principal on a monthly basis. The Company believes that it needs to prepare for the risk of rising interest rates. The Company has been liability-sensitive and the projected decrease of income in either a rising or falling interest rate environment can be attributed to our transition to becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s 2001 Form 10-K, has not been updated in this filing.

PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday, May 14, 2002, at 3:00 p.m. This meeting was held for the purpose of considering the election of six directors to the Board of Directors to serve one-year terms expiring at the Company’s 2003 Annual Meeting of Shareholders and until their successors have been elected and qualified, and to ratify the appointment of KPMG LLP as the independent auditors for the Company.

As to the election of six directors, Messers E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus, Anne M. May and Robert W. Dumas were all elected to the Board of Directors. Mr. Spencer received 3,294,082 votes cast FOR his election and 21,986 votes cast to WITHHOLD AUTHORITY. Mr. Evans received 3,288,891 votes cast FOR his election and 27,177 votes cast to WITHHOLD AUTHORITY. Dr. Wright received 3,294,082 votes cast FOR his election and 21,986 votes cast to WITHHOLD AUTHORITY. Mr. Andrus received 3,294,082 votes cast FOR his election and 21,986 votes cast to WITHHOLD AUTHORITY. Ms. May received 3,294,082 votes cast FOR her election and 21,986 votes cast to WITHHOLD AUTHORITY. Mr. Dumas received 3,294,082 votes cast FOR his election and 21,986 votes cast to WITHHOLD AUTHORITY.

As to the ratification of the appointment of KPMG LLP as the independent auditors for the Company, the ratification was approved. There were 3,312,465 votes cast FOR, 1,265 votes cast AGAINST and 2,338 votes cast ABSTAIN.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)

EXHIBIT INDEX

Exhibit Number	Description	Sequentially Numbered Page

3.A	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.	20

3.B	Bylaws of Auburn National Bancorporation, Inc. *	—

10.A	Auburn National Bancorporation, Inc. 1994 Long-term Incentive Plan. *	—

10.B	Lease and Equipment Purchase Agreement, Dated September 15, 1987. *	—

*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2.
(b)	Reports filed on Form 8-K for the quarter ended June 30, 2002:
none

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 14, 2002	By:	/s/ E. L. Spencer, Jr. E. L. Spencer, Jr. President, Chief Executive Officer and Chairman of the Board

Date: August 14, 2002	By:	/s/ C. Wayne Alderman C. Wayne Alderman Director of Financial Operations