Form 10-Q
period 2002-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2002-11-14
CIK 750574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period to

Commission file number 0-26486

Auburn National Bancorporation, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-0885779 (I.R.S.Employer Identification No.)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer’s classes of common equity as of October 28, 2002: 3,894,618 shares of common stock, $.01 par value per share

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(Unaudited)

	9/30/2002	12/31/2001

Assets
Cash and due from banks	$16,408,585	17,347,717
Federal funds sold	24,724,000	13,721,000

Cash and cash equivalents	41,132,585	31,068,717

Interest-earning deposits with other banks	1,426,978	853,761
Investment securities held to maturity (fair value of $9,915,865 and $16,779,116 at September 30, 2002 and December 31, 2001, respectively)	9,649,095	16,164,448
Investment securities available for sale	174,043,149	135,309,766

Loans	260,480,645	271,833,945
Less allowance for loan losses	(4,999,020)	(5,339,945)

Loans, net	255,481,625	266,494,000

Premises and equipment, net	3,306,428	3,212,157
Rental property, net	1,563,922	1,564,238
Other assets	19,243,527	18,343,000

Total assets	$505,847,309	473,010,087

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$49,844,303	48,543,405
Interest-bearing	348,633,045	321,124,109

Total deposits	398,477,348	369,667,514

Securities sold under agreements to repurchase	10,121,483	10,135,878
Other borrowed funds	53,480,681	53,581,241
Accrued expenses and other liabilities	5,069,429	3,791,521

Total liabilities	467,148,941	437,176,154

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,707,472	3,707,472
Retained earnings	33,525,085	31,202,869
Accumulated other comprehensive income	1,979,099	1,436,880
Less treasury stock, 62,517 shares at September 30, 2002 and December 31, 2001, at cost	(552,859)	(552,859)

Total stockholders’ equity	38,698,368	35,833,933

Total liabilities and stockholders’ equity	$505,847,309	473,010,087

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three and Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest and dividend income:
Loans, including fees	$4,621,008	5,284,416	14,041,212	16,614,648
Investment securities:
Taxable	2,381,467	1,912,816	6,706,158	5,630,561
Tax-exempt	43,227	30,308	127,460	57,118
Federal funds sold	71,910	190,195	161,501	393,983
Interest-earning deposits with other banks	3,567	30,390	29,669	81,272

Total interest and dividend income	7,121,179	7,448,125	21,066,000	22,777,582

Interest expense:
Deposits	2,564,383	3,231,770	7,766,244	10,198,498
Securities sold under agreements to repurchase	10,084	19,571	44,768	99,134
Other borrowings	747,134	710,556	2,218,821	2,060,441

Total interest expense	3,321,601	3,961,897	10,029,833	12,358,073

Net interest income	3,799,578	3,486,228	11,036,167	10,419,509
Provision for loan losses	350,000	425,000	1,630,000	2,035,000

Net interest income after provision for loan losses	3,449,578	3,061,228	9,406,167	8,384,509

Noninterest income:
Service charges on deposit accounts	336,282	334,196	1,006,156	1,102,066
Investment securities gains (losses), net	82,663	(4,169)	488,417	1,524,469
Other	982,491	724,295	2,687,873	2,236,287

Total noninterest income	1,401,436	1,054,322	4,182,446	4,862,822

Noninterest expense:
Salaries and benefits	998,274	1,080,085	3,406,160	3,166,230
Net occupancy expense	310,527	263,661	913,546	804,955
Other	1,380,653	1,230,798	4,194,969	3,566,348

Total noninterest expense	2,689,454	2,574,544	8,514,675	7,537,533

Earnings before income taxes	2,161,560	1,541,006	5,073,938	5,709,798
Income tax expense	667,309	480,504	1,466,497	1,867,952

Earnings before cumulative effect of a change in accounting principle	1,494,251	1,060,502	3,607,441	3,841,846
Cumulative effect of a change in accounting principle, net of tax	—	—	—	141,677

Net earnings	$1,494,251	1,060,502	3,607,441	3,983,523

Basic and diluted earnings per share:
Earnings before cumulative effect of a change in accounting principle	$0.38	0.27	0.93	0.98
Cumulative effect of a change in accounting principle, net of tax	—	—	—	0.04

Net earnings	$0.38	0.27	0.93	1.02

Weighted-average shares outstanding, basic	3,894,618	3,904,498	3,894,618	3,911,443

Weighted-average shares outstanding, diluted	3,895,134	3,904,498	3,895,109	3,911,443

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2002
(Unaudited)

		Common stock

	Comprehensive income	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total

Balances at December 31, 2001		3,957,135	$39,571	3,707,472	31,202,869	1,436,880	(552,859)	35,833,933
Comprehensive income:
Net earnings	$3,607,441	—	—	—	3,607,441	—	—	3,607,441
Other comprehensive income due to unrealized gain on investment securities available for sale, net	542,219	—	—	—	—	542,219	—	542,219

Total comprehensive income	$4,149,660

Cash dividends paid ($0.33 per share)		—	—	—	(1,285,225)	—	—	(1,285,225)

Balances at September 30, 2002		3,957,135	$39,571	3,707,472	33,525,085	1,979,099	(552,859)	38,698,368

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net earnings	$3,607,441	3,983,523
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	495,278	408,068
Net amortization/(accretion) of premiums/discounts on investment securities	316,093	(187,193)
Provision for loan losses	1,630,000	2,035,000
Loss on disposal of premises and equipment	8,636	12,084
Loss on sale of other real estate	73,350	43,657
Investment securities gains	(488,417)	(1,524,469)
Decrease in interest receivable	234,293	868,051
(Increase)/decrease in other assets	(2,188,107)	752,785
Decrease in interest payable	(465,616)	(472,971)
Increase in accrued expenses and other liabilities	1,107,679	296,810

Net cash provided by operating activities	4,330,630	6,215,345

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	12,250,361	42,727,538
Proceeds from maturities/calls/paydowns of investment securities held to maturity	6,570,881	9,405,214
Proceeds from maturities/calls/paydowns of investment securities available for sale	35,336,829	15,895,364
Purchases of investment securities available for sale	(85,300,080)	(81,738,117)
Investment in bank owned life insurance	—	(8,500,000)
Net decrease in loans	9,382,375	492,510
Purchases of premises and equipment	(503,068)	(550,207)
Proceeds from the sale of other real estate	1,159,168	—
Proceeds from the sale of premises and equipment	335	—
Net increase in interest-earning deposits with other banks	(573,217)	(1,375,460)

Net cash used in investing activities	(21,676,416)	(23,643,158)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,300,898	4,052,172
Net increase in interest-bearing deposits	27,508,936	38,258,482
Net decrease in securities sold under agreements to repurchase	(14,395)	(2,071,511)
Borrowings from FHLB	—	10,000,000
Repayments to FHLB	(88,688)	(5,088,687)
Repayments of other borrowed funds	(11,872)	(17,252)
Purchase of treasury stock	—	(253,563)
Dividends paid	(1,285,225)	(1,173,357)

Net cash provided by financing activities	27,409,654	43,706,284

Net increase in cash and cash equivalents	10,063,868	26,278,471
Cash and cash equivalents at beginning of period	31,068,717	17,919,097

Cash and cash equivalents at end of period	$41,132,585	44,197,568

Supplemental information on cash payments:
Interest paid	$10,495,449	12,831,043

Income taxes paid	$701,209	882,087

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
September 30, 2002

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

Note 2 - Comprehensive Income

         In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended September 30, 2002 was $1,465,000 compared to $1,630,000 for the three months ended September 30, 2001. Total comprehensive income for the nine months ended September 30, 2002 was $4,150,000 compared to $5,533,000 for the nine months ended September 30, 2001.

Note 3 - Derivatives

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

         The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. As of September 30, 2002, the Company had the following derivative instrument:

Interest Rate Swap
(In Thousands)

Notional Amount	Estimated fair value	Pay Rate	Receive Rate

$ 5,000	288	Variable	5.68%

         At September 30, 2002, the $5 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable.

Note 4 – Recent Accounting Pronouncements

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

         The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002.

         As the Company had no goodwill or significant identifiable intangibles as of January 1, 2002, the adoption of SFAS No. 142 did not have an impact on the consolidated financial position or results of operations of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”).

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

         SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate the adoption of SFAS No. 143 will have a material effect on the financial condition or results of operations of the Company or Bank.

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

         SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions.

         SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions are to be applied prospectively. The adoption of SFAS No. 144 has not had a material effect on the financial condition or results of operations of the Company or Bank.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Previous to the issuance of SFAS No. 145, SFAS No. 4 had required that all gains and losses from extinguishment of debt were to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 rescinds SFAS No. 4 and the related required classification of extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of this SFAS No. 145 will have a material impact on the results of operations or financial position of the Company or Bank.

         In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the new rules, a liability for a cost associated with an exit or disposal activity must only be recognized when the liability is incurred. Under the previous guidance of EITF No. 94-3, a liability for exit costs was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for fiscal years beginning after December 15, 2002. The Company does not anticipate that the adoption of this SFAS No. 146 will have a material impact on the results of operations or financial position of the Company or Bank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition. This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2002 and 2001.

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

Summary

         Net income of $1,494,000 for the quarter ended September 30, 2002 represented an increase of $433,000 (40.8%) from the Company’s net income of $1,061,000 for the same period of 2001. Basic and diluted net earnings per share increased $0.11 (40.7%) to $0.38 during the third quarter of 2002 from $0.27 for the third quarter of 2001. Net income decreased $377,000 (9.5%) to $3,607,000 for the nine month period ended September 30, 2002 compared to $3,984,000 for the same period of 2001. Basic and diluted net earnings per share decreased $0.09 (8.8%) to $0.93 during the nine months ended September 30, 2002 from $1.02 for the nine months ended September 30, 2001. During the nine month period ended September 30, 2002 compared to the same period of 2001, the Company experienced an increase in net interest income and a decrease in the provision for loan losses. This was offset by a decrease in noninterest income and an increase in noninterest expense. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network to Concord EFS, Inc. in which the Company received ownership in Concord EFS, Inc., a publicly traded entity, whose shares were issued to the Company in exchange for the Company’s ownership interest in Star Systems, Inc. network. The net yield on total interest-earning assets decreased to 3.32% for the nine months ended September 30, 2002 from 3.51% for the nine months ended September 30, 2001. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities to lower yielding interest-earning assets. See the “CONSOLIDATED AVERAGE BALANCES,INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

         Total assets of $505,847,000 at September 30, 2002 represent an increase of $32,837,000 (6.9%) over total assets of $473,010,000, at December 31, 2001. This increase resulted primarily from an increase in investment securities available for sale and cash and cash equivalents offset by a decrease in investment securities held to maturity and loans.

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

Financial Condition

Investment Securities and Federal Funds Sold

         Investment securities held to maturity were $9,649,000 and $16,164,000 at September 30, 2002 and December 31, 2001, respectively. This decrease of $6,515,000 (40.3%) was primarily the result of $6,571,000 of scheduled paydowns, maturities and calls of principal amounts.

         Investment securities available for sale increased $38,733,000 (28.6%) to $174,043,000 at September 30, 2002 from $135,310,000 at December 31, 2001. This increase is a result of purchases of $27,740,000 in U.S. agency securities, $34,837,000 in mortgage backed securities, $22,312,000 in CMOs and $411,000 in state and political subdivisions. These increases are offset by $35,337,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $3,030,000 of U.S. agency securities, $6,185,000 of CMOs, $1,733,000 of mortgage backed securities and $1,302,000 of asset-backed securities were sold in the first nine months of 2002.

         Federal funds sold increased to $24,724,000 at September 30, 2002 from $13,721,000 at December 31, 2001. This reflects normal activity in the Bank’s funds management efforts.

Loans

         Total loans of $260,481,000 at September 30, 2002 reflected a decrease of $11,353,000 (4.2%) compared to the total loans of $271,834,000, at December 31, 2001. Overall, most of the loan categories decreased slightly; however, the Bank did experience growth in commercial real estate loans during the nine months ended September 30, 2002. Commercial real estate, commercial, financial and agricultural, and residential real estate represented the majority of the loan portfolio with approximately 47.32%, 24.23% and 18.42% of the Bank’s total loans at September 30, 2002, respectively. The net yield on loans was 6.91% for the nine months ended September 30, 2002 compared to 8.34% for the nine months ended September 30, 2001. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

         The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2002 and the year ended December 31, 2001.

	Nine months ended September 30, 2002	Year ended December 31, 2001

	(In thousands)

Balance at beginning of period, January 1,	$5,340	$3,634

Charge-offs	2,218	1,970
Recoveries	247	121

Net charge-offs	1,971	1,849

Provision for loan losses	1,630	3,555

Ending balance	$4,999	$5,340

         The allowance for loan losses was $4,999,000 at September 30, 2002 compared to $5,340,000 at December 31, 2001. Management believes that the current level of allowance (1.92% of total outstanding loans, at September 30, 2002) is adequate to absorb anticipated risks identified in the portfolio at that time.

         Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the third quarter will place the allowance at a level sufficient to absorb probable loan losses in the portfolio as of September 30, 2002. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

         During the first nine months of 2002, the Bank made $1,630,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the nine months ended September 30, 2002, the Bank had charge-offs of $2,218,000 and recoveries of $247,000.

         Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $8,496,000 at September 30, 2002, a decrease of 33.1% from the $12,706,000 of non-performing assets at December 31, 2001. This decrease is due to decreases in accruing loans 90 days or more past due, other real estate owned and nonaccrual loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $407,000 for the nine months ended September 30, 2002.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	September 30, 2002	December 31, 2001

	(In thousands)
Nonaccrual loans	$7,429	10,211
Renegotiated loans	—	—
Other nonperforming assets (primarily other real estate)	975	1,026
Accruing loans 90 days or more past due	92	1,469

Total nonperforming assets	$8,496	12,706

Ratio of allowance for loan losses as a percent of total loans outstanding	1.92%	1.96%
Ratio of allowance for loan losses as a percent of nonaccrual loans, renegotiated loans and other nonperforming assets	59.48%	47.52%

         Potential problem loans consist of those loans where management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. At September 30, 2002, 105 loans totaling $7,722,000, or 3.0% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 117 loans totaling $10,379,000, or 3.8% of total loans outstanding, net of unearned income, at December 31, 2001. At September 30, 2002, the amount of impaired loans were $5,658,000, which included 5 loans to 3 borrowers with a total valuation allowance of approximately $827,000. In comparison, at December 31, 2001, the Company had approximately $10,164,000 of impaired loans, which included 22 loans to 10 borrowers with a total valuation allowance of approximately $1,413,000.

Deposits

         Total deposits increased $28,809,000 (7.8%) to $398,477,000 at September 30, 2002, as compared to $369,668,000 at December 31, 2001. Noninterest-bearing deposits increased $1,301,000 (2.7%) during the first nine months of 2002, while total interest-bearing deposits increased $27,509,000 (8.6%) to $348,633,000 at September 30, 2002 from $321,124,000 at December 31, 2001. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first nine months of 2002, the Bank primarily experienced increases in NOW accounts of $5,262,000 (8.8%) and money market accounts of $13,279,000 (18.7%). This increase is partly due to an increase of $8,158,000 in brokered deposits. In addition, the Company considers the shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank’s overall cost of funds. The average rate paid on interest-bearing deposits was 3.11% for the nine months ended September 30, 2002 compared to 4.78% for the same period of 2001. See the “CONSOLIDATED AVERAGE BALANCES,INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

         The Company’s consolidated stockholders’ equity was $38,698,000 at September 30, 2002, compared to $35,834,000 at December 31, 2001. This represents an increase of $2,864,000 (8.0%) during the first nine months of 2002. Net earnings for the first nine months of 2002 were $3,607,000 compared to $3,984,000 for the same period of 2001. In addition, the Company’s accumulated other comprehensive income was $1,979,000 at September 30, 2002 compared to $1,437,000 at December 31, 2001. This increase was due to an increase in the fair value of investment securities available for sale. During the first nine months of 2002, cash dividends of $1,285,000 or $0.33 per share, were declared on Common Stock.

         Certain financial ratios for the Company are presented in the following table:

	September 30, 2002	December 31, 2001

Return on average assets – annualized	1.00%	1.07%
Return on average equity – annualized	13.25%	13.40%

         The Company’s Tier I leverage ratio was 7.42%, Tier I risk-based capital ratio was 12.12% and Total risk-based capital ratio was 13.38% at September 30, 2002. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

         The primary source of liquidity during the first nine months of 2002 was deposit growth. The Company used these funds primarily for investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $53,315,000 at September 30, 2002.

         Net cash provided by operating activities of $4,331,000 for the nine months ended September 30, 2002, consisted primarily of net earnings and provision for loan losses offset by investment securities gains. Net cash used in investing activities of $21,676,000 principally resulted from investment securities purchases of $85,300,000, offset by proceeds from maturities, calls and paydowns of investment securities and proceeds from sale of investment securities available for sale of $41,908,000 and $12,250,000, respectively. In addition, loans decreased by $9,382,000. The $27,410,000 in net cash provided by financing activities resulted primarily from an increase of $1,301,000 in non-interest bearing deposits and an increase in interest bearing deposits of $27,509,000. In addition, securities sold under agreements to repurchase decreased by $14,000 and the Company paid dividends of $1,285,000.

Results of Operations

Net Income

         Net income increased $433,000 (40.8%) to $1,494,000 for the three month period ended September 30, 2002 compared to $1,061,000 for the same period of 2001. Basic and diluted net earnings per share were $0.38 and $0.27 for the third quarters of 2002 and 2001, respectively. Net income decreased $377,000 (9.5%) to $3,607,000 for the nine month period ended September 30, 2002 compared to $3,984,000 for the same period of 2001. During the nine month period ended September 30, 2002 compared to the same period of 2001, the Company experienced an increase in net interest income and a decrease in the provision for loan losses. This was offset by a decrease in noninterest income and an increase in noninterest expense. Net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network to Concord EFS, Inc. in which the Company received ownership in Concord EFS, Inc., a publicly traded entity, whose shares were issued to the Company in exchange for the Company’s ownership interest in Star Systems, Inc. network.

Net Interest Income

         Net interest income was $3,800,000 for the third quarter of 2002, an increase of $314,000 (9.0%) from $3,486,000 for the same period of 2001. Net interest income increased $616,000 (5.9%) to $11,036,000 for the nine months ended September 30, 2002, compared to $10,420,000 for the nine months ended September 30, 2001. The increases in net interest income resulted primarily from the increase in interest and dividends from investment securities and a decrease in interest on deposits. This was offset by a decrease in interest on loans. Through the third quarter of 2002, the Company’s GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES,INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

         Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $7,121,000 and $7,448,000 for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $327,000 (4.4%) for the third quarter of 2002 compared to 2001. For the nine months ended September 30, 2002 interest and dividend income was $21,066,000, a decrease of $1,712,000 (7.5%) compared to $22,778,000 for the same period of 2001. This change for the first nine months of 2002 resulted as the average volume of interest-earning assets outstanding increased $51,417,000 (13.0%) over the same period of 2001 but the Company’s yield on interest-earning assets decreased 138 basis points. See the “CONSOLIDATED AVERAGE BALANCES,INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

         Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,621,000 and $5,284,000 for the third quarters of 2002 and 2001, respectively. This reflects a decrease of $663,000 (12.6%) during the three months ended September 30, 2002 over the same period of 2001. For the nine month period ended September 30, 2002, interest and fees on loans decreased $2,574,000 (15.5%) to $14,041,000 from $16,615,000 for the same period of 2001. The average volume of loans increased $5,253,000 (2.0%) for the nine months ended September 30, 2002 compared to the same period for 2001, while the Company’s yield on loans decreased by 143 basis points comparing these same periods.

         For the three month period ended September 30, 2002, interest income on investment securities increased $482,000 (24.8%) to $2,425,000 from $1,943,000 for the same period of 2001. Interest income on investment securities for the nine month period ended September 30, 2002, increased $1,146,000 (20.2%) to $6,834,000 from $5,688,000 for the same period of 2001. The Company’s average volume of investment securities increased by $47,313,000 (41.2%) for the first nine months of 2002, compared to the same period of 2001, while the net yield on these average balances decreased by 97 basis points. See the “CONSOLIDATED AVERAGE BALANCES,INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

         Total interest expense decreased $640,000 (16.2%) to $3,322,000 for the third quarter of 2002 compared to $3,962,000 for the same period of 2001. Total interest expense decreased $2,328,000 (18.8%) to $10,030,000 from $12,358,000 for the nine months ended September 30, 2002 and 2001, respectively. This change resulted as the Company’s average interest-bearing liabilities increased 15.7% but the rates paid on these liabilities decreased 146 basis points during the first nine months of 2002 compared to the same period of 2001. See the “CONSOLIDATED AVERAGE BALANCES,INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

         Interest on deposits, the primary component of total interest expense, decreased $668,000 (20.7%) to $2,564,000 for the third quarter of 2002 compared to $3,232,000 for the same period of 2001. Interest on deposits were $7,766,000 and $10,198,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease for the nine month period ended September 30, 2002 is due to a 167 basis point decrease in the rate paid on interest-bearing deposits offset by a 17.0% increase in the average volume.

         Interest expense on other borrowings, was $747,000 and $711,000 for the third quarters of 2002 and 2001, respectively. This represents an increase of $36,000 or 5.1%. For the nine months ended September 30, 2002, interest expense on borrowed funds increased $159,000 (7.7%) to $2,219,000 from $2,060,000 for the same period of 2001, This increase for the nine month period ended September 30, 2002 is due to a 8.4% increase in the average volume and a 4 basis point decrease in the rate paid on other borrowed funds. The increase in the average volume is primarily from the increase in FHLB-Atlanta advances.

Provision for Loan Losses

         The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $350,000 for the three months ended September 30, 2002 compared to $425,000 for the three months ended September 30, 2001.The provision for loan losses was $1,630,000 for the nine months ended September 30, 2002 compared to $2,035,000 for the nine months ended September 30, 2001. The decrease in the provision for the nine months ended September 30, 2002 compared to 2001 is due to reduced loan growth and less deterioration in certain loans than in the nine months ended September 30, 2001. See “-ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

         Noninterest income increased $347,000 (32.9%) to $1,401,000 for the third quarter of 2002 from $1,054,000 for the same period of 2001. Noninterest income was $4,182,000 and $4,863,000 for the nine months ended September 30, 2002 and 2001, respectively. This decrease for the nine months ended September 30, 2002 is due to decreases in service charges on deposit accounts and net investment securities gains. These decreases are offset by an increase in other noninterest income.

         Service charges on deposit accounts for the third quarter of 2002 increased $2,000 (0.6%) to $336,000 from $334,000 for the third quarter of 2001. Service charges on deposit accounts were $1,006,000 and $1,102,000 for the nine months ended September 30, 2002 and 2001, respectively. This decrease for the nine months ended September 20, 2002 is primarily due to decreases in nonsufficient funds and overdraft charges.

         Net investment securities gains were $488,000 and $1,524,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to a gain of $1,548,000 in the first quarter 2001 resulting from the purchase of the Company’s investment in Star Systems, Inc.’s common stock by Concord EFS, Inc. In this transaction, the Company received common shares of Concord EFS, Inc., which is publicly traded, in exchange for its ownership in Star Systems, Inc.

         Other noninterest income increased $258,000 (35.6%) to $982,000 for the third quarter of 2002 from $724,000 for the same period of 2001. The increase for the third quarter 2002 is due to an increase in MasterCard/VISA discounts and fees and an increase in gains on the sale of mortgage loans. Other noninterest income was $4,195,000 and $3,566,000 for the nine months ended September 30, 2002 and 2001, respectively. This increase of $629,000 (17.6%) for the nine month period ended September 30, 2002 compared to the same period of 2001, was due to an increase in MasterCard/VISA discounts and fees due to Auburn University’s acceptance of MasterCard/VISA for tuition, an increase in gains on the sale of mortgage loans and and an increase in the cash surrender value of bank owned life insurance over amounts reported in the nine months ended September 30, 2001. During the nine months ended September 30, 2001, there was an increase in the fair value of derivatives that was not experienced in the nine months ended September 30, 2002.

Noninterest Expense

         Total noninterest expense was $2,689,000 and $2,575,000 for the third quarters of 2002 and 2001, respectively, representing an increase of $114,000 or 4.4%. For the nine months ended September 30, 2002, total noninterest expense increased $977,000 (13.0%) to $8,515,000 from $7,538,000 for the same period of 2001. This increase was mainly due to an increase in salaries and benefits expense and other noninterest expense.

         Salaries and benefits expense was $998,000 and $1,080,000 for the three months ended September 30, 2002 and 2001, respectively. This represents a decrease of $82,000 (7.6%) in the third quarter of 2002 compared to the third quarter of 2001. For the nine months ended September 30, 2002, total salaries and benefits expense increased $240,000 (7.6%) to $3,406,000 from $3,166,000 for the same period of 2001. This increase for the nine month period ending September 30, 2002 is primarily due to the increase in overall employee levels from the same period of 2001.

         For the third quarter of 2002, other noninterest expense increased $150,000 (12.2%) to $1,381,000 from $1,231,000 for the third quarter of 2001. Other noninterest expense was $4,195,000 and $3,566,000 for the nine months ended September 30, 2002 and 2001, respectively. This increase is mainly due to increases in the expenses associated with Auburn University’s acceptance of MasterCard/VISA for tuition mentioned above, expenses to maintain other real estate owned, losses on the sale of other real estate owned and increases in the FDIC assessment.

Income Taxes

         Income tax expense was $667,000 and $481,000 for the third quarters of 2002 and 2001, respectively. For the three months ended September 30, 2002, income tax expense increased $186,000 (38.7%). For the nine months ended September 30, 2002, income tax expense decreased $402,000 (21.5%) to $1,466,000 from $1,868,000 for the nine months ended September 30, 2001. These levels represent an effective tax rate on pre-tax earnings of 28.9% and 32.7% for the nine months ended September 30, 2002 and 2001, respectively. The effective tax rate has decreased due to nontaxable earnings of bank owned life insurance and benefits of tax credits related to a low income housing investment.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
Consolidated Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Nine Months Ended September 30,

	2002			2001

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)

ASSETS

Interest-earning assets:
Loans, net of unearned income (1)	$271,555	14,041	6.91%	266,302	16,615	8.34%
Investment securities:
Taxable	158,463	6,707	5.66%	113,205	5,630	6.65%
Tax-exempt (2)	3,653	192	7.03%	1,598	86	7.20%

Total investment securities	162,116	6,899	5.69%	114,803	5,716	6.66%
Federal funds sold	12,523	162	1.73%	13,311	394	3.96%
Interest-earning deposits with other banks	1,576	30	2.55%	1,937	81	5.59%

Total interest-earning assets	447,770	21,132	6.31%	396,353	22,806	7.69%
Allowance for loan losses	(5,481)			(4,354)
Cash and due from banks	14,701			11,461
Premises and equipment	3,250			3,238
Rental property, net	1,568			1,563
Other assets	18,550			9,649

Total assets	$480,358			417,910

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits:
Demand	$63,871	871	1.82%	41,544	886	2.85%
Savings and money market	89,619	1,452	2.17%	78,308	2,231	3.81%
Certificates of deposits less than $100,000	88,563	2,878	4.34%	83,704	3,933	6.28%
Certificates of deposits and other time deposits of $100,000 or more	91,829	2,565	3.73%	81,848	3,149	5.14%

Total interest-bearing deposits	333,882	7,766	3.11%	285,404	10,199	4.78%
Federal funds purchased and securities sold under agreements to repurchase	3,512	45	1.71%	3,025	99	4.38%
Other borrowed funds	53,529	2,219	5.54%	49,361	2,060	5.58%

Total interest-bearing liabilities	390,923	10,030	3.43%	337,790	12,358	4.89%
Noninterest-bearing deposits	47,832			41,233
Accrued expenses and other liabilities	4,748			5,445
Stockholders’ equity	36,855			33,442

Total liabilities and stockholders’ equity	$480,358			417,910

Net interest income		$11,102			10,448

Net yield on total interest-earning assets			3.32%			3.51%

______________

(1)	Loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company’s market risk has decreased during the third quarter of 2002. As of September 30, 2002, economic value of equity had become less volatile in a rising rate environment. Due to the amount of interest rate cuts, the Company is preparing for the greater risk of rising interest rates. The Company continues to become more asset-sensitive by restructuring the investment portfolio through “swap” transactions when possible. The deposit growth continues to be strong allowing the Company to invest in mortgage backed securities that repay principal on a monthly basis. The Company believes that it needs to prepare for the risk of rising interest rates. The Company has been liability-sensitive and the projected decrease of income in either a rising or falling interest rate environment can be attributed to our transition to becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s 2001 Form 10-K, has not been updated in this filing.

ITEM 4.    CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Director of Financial Operation (DFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company's management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors subsequent to their evaluation that could significantly affect internal controls.

PART II OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)

EXHIBIT INDEX

Exhibit Number	Description

3.A	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto. *

3.B	Bylaws of Auburn National Bancorporation, Inc. **

10.A	Auburn National Bancorporation, Inc. 1994 Long-term Incentive Plan. **

10.B	Lease and Equipment Purchase Agreement, Dated September 15, 1987. **

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.

**	Incorporated by reference from Registrant’s Registration Statement on Form SB-2.

(b)      Reports filed on Form 8-K for the quarter ended September 30, 2002:

         none

SIGNATURES

         In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)
Date: November 14, 2002	By:	/s/ E. L. SPENCER,JR.

E. L. Spencer, Jr. President, Chief Executive Officer and Chairman of the Board

Date: November 14, 2002	By:	/s/ C. WAYNE ALDERMAN

C. Wayne Alderman Director of Financial Operations

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 REGARDING FACTS AND CIRCUMSTANCES RELATING TO QUARTERLY REPORTS

I, E.L. Spencer, Jr., certify that:

1.    I have reviewed this report on Form 10-Q of Auburn National Bancorporation, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows (if the financial statements are required to include a statement of cash flows) of the registrant as of, and for, the periods presented in this report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/    E.L. Spencer, Jr.
E.L. Spencer, Jr.
Chief Executive Officer

I, C. Wayne Alderman, certify that:

1.    I have reviewed this report on Form 10-Q of Auburn National Bancorporation, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, changes in net assets, and cash flows (if the financial statements are required to include a statement of cash flows) of the registrant as of, and for, the periods presented in this report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)    presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002

/s/ C. Wayne Alderman
C. Wayne Alderman
Director of Financial Operations