Form 10-K
period 2002-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2003-03-31
CIK 750574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File No. 0-26486

Auburn National Bancorporation, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0885779 (I.R.S. Employer Identification No.)

100 N. Gay Street
Auburn, Alabama 36830
(334) 821-9200
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value, $.01 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of registrant computed by reference to the price at which the stock was last sold as of June 30, 2002 was $34,263,224.

As of March 21, 2003, there were issued and outstanding 3,894,818 shares of the registrant’s $.01 par value common stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2003 are incorporated by reference into Part III.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of Auburn National Bancorporation (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•          future economic and business conditions;

•          government monetary and fiscal policies;

•          the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•          the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•          the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•          the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•          changes in laws and regulations, including tax laws and regulations;

•          changes in accounting policies, rules and practices;

•          changes in technology or products may be more difficult or costly, or less effective than anticipated;

•          the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•          other factors and risks described in any of our subsequent reports that we make with the Commission under the Exchange Act.

All written or oral forward-looking statements that are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

ITEM 1.         BUSINESS

Auburn National Bancorporation, Inc. (the “Company”) is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company was incorporated in Delaware in 1990, and in 1994 it succeeded its Alabama predecessor as the bank holding company controlling AuburnBank, an Alabama state member bank with its principal office in Auburn, Alabama (the “Bank”). The Company and its predecessor have controlled the Bank since 1984. As a bank holding company, the Company may diversify into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable law. The holding company structure also provides greater financial and operating flexibility than is presently permitted to the Bank.

The Bank has operated continuously since 1907 and conducts its business in East Alabama, including Lee County and surrounding areas. In April 1995, in order to gain flexibility and reduce certain regulatory burdens, the Bank converted from a national bank to an Alabama state bank that is a member of the Federal Reserve System (the “Charter Conversion”). Upon consummation of the Charter Conversion, the Bank’s primary regulator changed from the Office of the Comptroller of the Currency to the Federal Reserve and the Alabama Superintendent of Banks (the “Alabama Superintendent”). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the “FHLB-Atlanta”) since 1991.

General

The Company’s business is conducted primarily through the Bank. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities which the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area (“PSA”). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama, operating ATM machines in 14 locations. The Bank offers VISA Checkcards, which are debit cards with the VISA logo that work like checks but can be used anywhere VISA is accepted, including ATMs. The Bank’s VISA Checkcards can be used internationally through the Cirrus® network. In 1999, the Bank launched its Internet web page and began offering online banking and bill payment services.

Competition

The banking business in Alabama, including Lee County, is highly competitive with respect to loans, deposits, and other financial services, and the area is dominated by a number of major banks and bank holding companies which have substantially greater resources, and numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans, and other business with these banks, as well as with credit unions, mortgage companies, insurance companies, and other local and nonlocal financial institutions, including institutions offering services through the mail, by telephone and over the Internet. Among the advantages that certain of these institutions have over the Bank are their ability to finance extensive advertising campaigns and to allocate and diversify their assets among loans and securities of the highest yield and in locations with the greatest demand.

Many of the major commercial banks operating in the Bank’s service area, or their affiliates, offer services, such as international banking and investment services, which are not presently offered directly by the Bank. Such competitors, because of their greater capitalization, also have substantially higher lending limits than the Bank.

The Bank faces further competition for loans and deposits from a wide variety of local and nonlocal financial institutions. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial intermediaries such as thrifts, credit unions, mortgage companies, insurance companies, and other financial institutions may be expected to intensify further. Community banks also have experienced significant competition for deposits from mutual funds, insurance companies, and other investment companies, and money center banks’ offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank. Since September 29, 1995, any bank holding company located outside Alabama may acquire any bank based in Alabama or generally, any other state, subject to certain deposit-percentage, aging requirements, and other restrictions. Alabama has also opted into the provisions of the Interstate Banking Act, which permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. See “SUPERVISION AND REGULATION.”

Selected Economic Data

The Bank’s PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Lee County’s population is approximately 102,000. Approximately 71% of the land in Lee County is devoted to agriculture, of which approximately 91% is comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company’s PSA include magnetic recording tapes, tires, textiles, small gasoline engines, and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, Uniroyal-Goodrich, West Point Stevens, and Briggs & Stratton.

Loans and Loan Concentrations

The Bank makes loans for commercial, financial, and agricultural purposes, as well as for real estate mortgage, real estate construction, and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate construction, agricultural, and consumer lending than with real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower’s financial strength and capacity to repay the debt, the underlying collateral, and the borrower’s past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan.

The Bank has loans outstanding to borrowers in all industries within its PSA. Any adverse economic or other conditions affecting these industries would also likely have an adverse effect on the local workforce, other local businesses, and individuals in the community that have entered into loans with the Bank. However, management believes that due to the diversified mix of industries located within the Bank’s PSA, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame. Management realizes that the Bank’s PSA is also subject to both local and national economic fluctuations.

Employees

At December 31, 2002, the Bank had 123 full-time equivalent employees, including 29 officers.

Statistical Information

Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6, Item 7A and Item 8 of the Annual Report on Form 10-K.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the status or regulations applicable to the Company’s and the Bank’s business. Supervision, regulation, and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock. Any change in applicable law or regulation may have a material effect on the Company’s business.

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

In November 1999, the Gramm-Leach-Bliley Act (“GLB Act”) was enacted, which revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed” and whose subsidiary banks have satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future. The GLB Act also includes numerous consumer privacy provisions, and the Federal Reserve and the other federal bank regulatory agencies have adopted extensive privacy rules.

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act. Section 23A defines “covered transactions”, which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliate be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same as or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiary in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Bank and Bank Subsidiary Regulation

The Bank is subject to supervision, regulation, and examination by the Federal Reserve and the Alabama Superintendent of Banks, which monitor all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.

The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks with competitive equality to the powers of national banks regulated by the Office of the Comptroller of the Currency.

The Federal Reserve adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated rating system which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor, and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

Community Reinvestment Act

The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”), and the federal banking agencies’ regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities. The Bank had a CRA rating of satisfactory as of May 6, 2002.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank’s primary federal regulator, using a lending test, an investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. As a result of GLB Act, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination.

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In April 1994, the Department of Housing and Urban Development, the Department of Justice (the “DoJ”), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DoJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debt reserves in excess of such bank’s allowance for loan losses. During 2002, the Bank paid cash dividends of $1,712,000 to the Company.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory and state authorities are authorized to determine, under certain circumstances relating to the financial condition of a state member bank or a bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve and the Alabama Superintendent have indicated that paying dividends that deplete a state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve and the Alabama Superintendent also have indicated that depository institutions should generally pay dividends only out of current operating earnings.

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

In addition, the federal regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% – 2.0% if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

As of December 31, 2002, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory Minimum	Company	Bank

Tier 1 risk-based capital ratio	4.0%	12.49%	11.79%
Total risk-based capital ratio	8.0%	13.75%	13.05%
Tier 1 leverage ratio	3.0-5.0%	7.62%	7.18%

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had or will have any material impact on the Company and the Bank or their respective operations.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for real estate lending, “truth in savings” provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

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

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted.

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”), and it has no deposits insured by the Savings Association Insurance Fund (“SAIF”). In 1996, the FDIC began applying a risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, the annual premiums range from zero to $.27 for every $100 of deposits. The Deposit Insurance Funds Act of 1996 authorized The Financing Corporation (“FICO”) to levy assessments on BIF-assessable deposits. The FICO assessments are set quarterly, and for BIF in 2002 ranged from 1.70 to 1.82 basis points. The FICO assessment rates for both BIF and SAIF for the first quarter of 2003 are 1.68 basis points (0.0168%) of assessable deposits.

Each financial institution is assigned to one of three capital groups – well capitalized, adequately capitalized or undercapitalized – and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators, and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2002, the Bank paid $0 in BIF deposit insurance premiums, and paid approximately $174,000, $60,000 and $122,000 in FICO assessments during 2002, 2001 and 2000, respectively. The FDIC has indicated that based on its current level of reserves deposit insurance premiums may increase in 2003.

Legislative and Regulatory Changes

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, imposes new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with the opening of an account at any U.S. financial institution. Banking regulators are required to consider a financial institution’s compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers, and the regulatory authorities may impose sanctions for violations of this act.

Various legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments. The FDIC has proposed a restructuring of the federal deposit insurance system, to better measure and price deposit insurance, to merge BIF and SAIF and increase FDIC insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on reserves and permit de novo interstate branching. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of Fannie Mae and Freddie Mac Services.

ITEM 2.         DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and seven branches. The main office is located in downtown Auburn, Alabama, in a 16,150 square foot building that is owned by the Bank. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces. The main office branch offers the full line of the Bank’s services and has 2 ATMs, including one walk-up ATM and one drive-through ATM. The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

The Bank’s Kroger branch is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama. On September 15, 1987, the Bank entered into a 15-year lease agreement with an option to extend for approximately 500 square feet of space in the supermarket. This branch offers the full line of the Bank’s services including an ATM, with the exception of loans and safe deposit boxes.

The Opelika branch is located in Opelika, Alabama, in a 4,000 square foot building. This branch is owned by the Bank and was built in 1991. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles, including two handicapped spaces.

The Bank’s Phenix City branch was opened August 19, 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 30 miles south of Auburn, Alabama. The Bank has a five-year lease agreement with an option to extend for approximately 600 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposit and other services including an ATM, except loans and safe deposit boxes.

The Bank’s Hurtsboro branch was opened June 28, 1999. This branch is located in Hurtsboro, Alabama, about 40 miles south of Auburn, Alabama, in a 1,000 square foot building. This branch was built in 1999 and is owned by the Bank. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 8 vehicles, including a handicapped ramp.

The Bank’s Auburn Wal-Mart Supercenter branch was opened September 20, 2000 inside the Wal-Mart shopping center on the south side of Auburn, Alabama. The Bank has a five-year lease agreement with an option to extend for approximately 695 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposit and other services including an ATM, except loans and safe deposit boxes.

The Bank’s Notasulga branch was opened August 9, 2001. This branch is located in Notasulga, Alabama, about 12 miles southwest of Auburn, Alabama in a 1,400 square foot building. This branch was built in 2001 and is owned by the Bank. This branch offers the full line of the Bank’s services and has an ATM and drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In July 2002, the Bank opened a mortgage loan office in Phenix City. The mortgage office is located in downtown Phenix City, about 30 miles south of Auburn, Alabama. The Bank has a one-year lease for approximately 700 square feet of space. This office only offers mortgage loan services.

Also in July 2002, the Bank’s Opelika Wal-Mart Supercenter branch was opened inside the Wal-Mart shopping center in Opelika, Alabama. The bank has a five-year lease agreement with an option to extend for approximately 700 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposits and other services including an ATM, except loans and safe deposit boxes.

The Bank’s Winn Dixie branch lease expired and the branch was closed on April 3, 2002. This branch was consolidated with the Auburn Wal-Mart Supercenter branch. This branch was opened on April 3, 1997 and was located inside the Winn Dixie supermarket in the Tiger Crossing Shopping Center on the south side of Auburn, Alabama.

In addition, the Bank leases from the Company approximately 8,300 square feet of space in the AuburnBank Center (the “Center”), which is located next to the main office. This building, which has approximately 18,000 square feet of space, is also leased to outside third parties. Leases between the Bank and the Company are based on the same terms and conditions as leases to outside third parties leasing space in the same building. The Bank’s data processing activities, as well as other operations, are located in this leased space. The parking lot provides parking for approximately 120 vehicles, including handicapped parking.

Directly behind the Center is an older home that is also owned by the Company. This building is rented as housing to university students. The rear portion of this property is used as a parking area for approximately 20 vehicles of Bank employees.

The Bank also owns a two-story building located directly behind the main office. The first floor of this building is leased to unaffiliated third parties. The Bank uses the second floor for storage.

The Company owns a commercial office building (the “Hudson Building”) located across the street from the main office in downtown Auburn. The Hudson Building has two floors and a basement which contain approximately 14,395 square feet of leasable space. Approximately 63.2% of this building is available for rent by third-party tenants. The Bank occupies approximately 5,300 square feet, which includes a portion of the basement level used for storage and office space used to house certain bank functions. The Bank pays rent to the Company based on current market rates for such space.

In 1994, the Bank acquired a parcel of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank (“UST”) containing petroleum products from the site. In 1995, the property was sold to a third party and the purchaser was indemnified of any environmental liability associated with the UST. Also in 1995, the Alabama Department of Environmental Management (“ADEM”) requested that the Bank submit a Secondary Investigation Plan (“Secondary Investigation”) as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy F. Weston, Inc. (“Weston”), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM’s Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2003 as required by ADEM. Samples from the eight existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2003 will be approximately $9,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.

ITEM 3.         LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal proceedings which upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is listed on the Nasdaq SmallCap Market, under the symbol “AUBN”. As of March 21, 2003, there were approximately 3,894,818 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 460 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq SmallCap Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared

	High	Low

2002
First Quarter	$13.00	$11.48	$0.11
Second Quarter	17.00	12.11	0.11
Third Quarter	14.75	13.00	0.11
Fourth Quarter	14.50	12.21	0.11

2001
First Quarter	$12.00	$10.00	$0.10
Second Quarter	11.50	9.94	0.10
Third Quarter	12.50	10.00	0.10
Fourth Quarter	12.95	11.15	0.10

   (1)   The price information represents actual transactions.

The Company has paid cash dividends on its capital stock since 1985. Prior to this time, the Bank paid cash dividends since its organization in 1907, except during the Depression years of 1932 and 1933. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The amount and frequency of cash dividends will be determined in the judgment of the Company’s Board of Directors based upon a number of factors, including the Company’s earnings, financial condition, capital requirements, and other relevant factors. Company management currently intends to continue its present dividend policies.

The amount of dividends payable by the Bank is limited by law and regulation. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. Although Federal Reserve policy could restrict future dividends on Common Stock, such policy places no current restrictions on such dividends. See “SUPERVISION AND REGULATION — DIVIDENDS” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CAPITAL RESOURCES.”

ITEM 6.         SELECTED FINANCIAL DATA

	For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Earnings
Net Interest Income	$14,570	$13,845	$12,584	$12,128	$10,531
Provision for Loan Losses	1,680	3,555	2,622	2,506	891
Net Earnings	5,055	4,578	3,014	2,922	3,439
Per Share:
Net Earnings	1.30	1.17	0.77	0.74	0.88
Cash Dividends	0.44	0.40	0.40	0.32	0.19
Book Value	10.16	9.20	8.10	7.25	7.37
Shares Issued	3,957,135	3,957,135	3,957,135	3,957,135	3,957,135
Weighted Average Shares Outstanding	3,894,649	3,908,084	3,924,573	3,924,573	3,924,573

Financial Condition
Total Assets	$505,027	$473,010	$404,689	$377,518	$307,874
Loans	260,360	271,834	262,529	260,606	218,687
Investment Securities	190,918	151,474	111,730	77,867	71,680
Total Deposits	395,191	369,668	315,641	294,722	223,505
Long Term Debt	53,436	53,581	48,721	46,861	31,000
Shareholders’ Equity	39,582	35,834	31,805	28,442	28,943

Selected Ratios
Return on Average Total Assets	1.04%	1.07%	0.77%	0.85%	1.22%
Return on Average Total Equity	13.66%	13.40%	10.30%	9.86%	12.26%
Average Stockholders’ Equity to Average Assets	7.65%	7.97%	7.47%	8.62%	9.91%
Allowance for Loan Losses As a % Of Loans	1.96%	1.96%	1.38%	1.45%	1.28%
Loans To Total Deposits	65.88%	73.53%	83.17%	88.42%	93.65%

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with “BUSINESS” and “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the three years ended December 31, 2002, 2001 and 2000. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Summary

Net earnings increased $477,000 (10.4%) to $5,055,000 during 2002 from $4,578,000 for the year ended December 31, 2001. Basic earnings per share was $1.30 and $1.17 for 2002 and 2001, respectively, an increase of 11.1%. Comparatively, net earnings during 2001 increased $1,564,000 (51.9%) from the 2000 total of $3,014,000, while basic earnings per share showed an increase of $0.40 per share for 2001 from a 2000 per share total of $0.77. The increase in net earnings for 2002 is attributable to an increase in net interest income and a decrease in the provision for loan losses. This was offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net earnings for 2001 is attributable to an increase in net interest income and noninterest income offset by an increase in provision for loan losses and noninterest expense. In addition, net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network. See “FINANCIAL CONDITION — CAPITAL RESOURCES” and the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” tables.

Total assets at December 31, 2002 and 2001 were $505,027,000 and $473,010,000, respectively, reflecting growth of $32,017,000 (6.8%). The Company’s growth during 2002 resulted primarily from the growth in investment securities available for sale driven by an increase in deposits. This increase is offset by a decrease in loans. In addition, deposits grew $25,523,000 (6.9%) from $369,668,000 at December 31, 2001 to $395,191,000 at December 31, 2002. See “FINANCIAL CONDITION-DEPOSITS”, “FINANCIAL CONDITION- LOANS” and “LIQUIDITY.”

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. The Company’s financial results could differ significantly if different judgements or estimates are applied in the application of this policy. See “ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level management considers adequate to absorb anticipated loan losses. When management believes the collection of the principal of a loan is unlikely, a loan is charged off against the allowance for loan losses. Subsequent recoveries of principal are added back to the allowance for loan losses. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. In 2002, the credit administration area reviewed approximately 24% of the total loan portfolio. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio. In 2002, the outside loan review consultant reviewed approximately 33% of the total loan portfolio. The current economic conditions have slowed loan growth in 2002. The Company is closely monitoring certain portions of its loan portfolio that management believes to be of higher risk under the current economic situation.

Management believes the allowance for loan losses is adequate at December 31, 2002. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and other changes that can effect the various borrowers. Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See “SUPERVISION AND REGULATION.”

Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of the impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on accruing impaired loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans which are not accruing interest are applied first to principal and then to interest income.

Commercial real estate mortgage loans were $124,490,000 which represented 47.81% of the total loans at December 31, 2002. The largest 10 commercial real estate mortgage relationships approximated $33.3 million or 12.79% of the total loans outstanding at December 31, 2002. There are no significant concentrations of industries or loan types within the commercial real estate loan portfolio. The Bank’s commercial real estate loans are secured by real estate located principally in Lee County, Alabama. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in market conditions in this area. A rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay. The Company currently anticipates that interest rates will slightly increase in 2003. In the event of a deeper recession or a significant increase in interest rates, the Bank’s credit costs and losses could increase significantly. See “QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Financial Condition

Investment Securities

Investment securities held to maturity were $7,928,000 and $16,164,000 at December 31, 2002 and 2001, respectively. This decrease of $8,236,000 (51.0%) in 2002 resulted from scheduled paydowns, maturities and calls of principal amounts. The investment securities available for sale portfolio was $182,990,000 and $135,310,000 at December 31, 2002 and 2001, respectively. This increase of $47,680,000 (35.2%) reflects purchases of $39,129,000 in U.S. agency securities, $46,839,000 in mortgage-backed securities, $37,537,000 in collateralized mortgage obligations (“CMOs”), $2,500,000 in corporate securities and $411,000 in state and political subdivision securities. This increase is offset by $62,341,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $3,030,000 of U.S. agency securities, $8,495,000 of CMOs, $3,096,000 of mortgage-backed securities,

$1,302,000 of asset backed securities and $970,000 in equity securities were sold in 2002.

The composition of the Company’s total investment securities portfolio reflects the Company’s investment strategy to provide acceptable levels of interest income from portfolio yields while maintaining an appropriate level of liquidity to assist with controlling the Company’s interest rate position. In recent years, the Company has invested primarily in taxable securities due to its inability to fully realize the benefits of the preferential treatment afforded tax-exempt securities under the tax laws. Because of their liquidity, credit quality and yield characteristics, the majority of the purchases of taxable securities have been in investment grade mortgage-backed securities (“MBS”) and CMOs. The yields, values, and durations of such MBS and CMOs generally vary with interest rates, prepayment levels, and general economic conditions, and as a result, the values of such instruments may be more volatile and unpredictable than other instruments with similar maturities. Such MBS and CMOs also may have longer stated maturities than other securities, which may result in further price volatility.

The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

	Amortized Cost December 31,

	2002	2001	2000

	(In thousands)
Investment Securities Held to Maturity:
U.S. government agencies	$5,000	7,290	14,931
State and political subdivisions	564	615	674
Mortgage-backed securities	1,491	3,344	5,971
Collateralized mortgage obligations	873	4,915	5,324

Total investment securities held to maturity	$7,928	16,164	26,900

The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:

	Fair Value December 31,

	2002	2001	2000

	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$39,567	25,276	25,581
State and political subdivisions	3,686	3,393	848
Mortgage-backed securities	73,296	50,381	19,848
Collateralized mortgage obligations	63,124	52,523	38,554
Asset backed securities	—	1,299	—
Corporate securities	2,500	—	—
Equity securities	817	2,438	—

Total investment securities available for sale	$182,990	135,310	84,831

At December 31, 2002, the Bank owned CMOs with a total amortized cost of $63,418,000. All of the CMOs are rated AAA. The CMOs are all backed by federal agency guaranteed mortgages.

The MBS portfolio’s total amortized cost of $73,068,000 at December 31, 2002, is a mixture of fixed rate mortgages, adjustable rate mortgages (“ARMs”), and securities with balloon payments. At the time of purchase, the

Bank considers various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

The following tables present the maturities and weighted average yields of investment securities at December 31, 2002:

	Maturities of Held-to-Maturity Investment Securities Amortized Cost

	After one through five years	After five through ten years	After ten years

	(In thousands)
U.S. government agencies	$—	—	5,000
State and political subdivisions	185	—	379
Mortgage-backed securities	555	613	323
Collateralized mortgage obligations	—	—	873

Total investment securities held to maturity	$740	613	6,575

	Weighted Average Yields of Held-to-Maturity Investment Securities

	After one through five years	After five through ten years	After ten years

U.S. government agencies	—%	—%	8.00%
State and political subdivisions	7.46%	—%	4.95%
Mortgage-backed securities	7.18%	6.80%	6.44%
Collateralized mortgage obligations	—%	—%	7.88%

	Maturities of Available for Sale Investment Securities Amortized Cost

	Immediate	Within one year	After one through five years	After five through ten years	After ten years

U.S. government agencies	$—	6,058	14,338	18,330	—
State and political subdivisions	—	—	480	857	2,211
Mortgage-backed securities	—	—	3,159	25,818	42,600
Collateralized mortgage obligations	—	—	—	14,200	48,345
Corporate securities	—	—	—	2,500	—
Equity securities	1,023	—	—	—	—

Total investment securities available for sale	$1,023	6,058	17,977	61,705	93,156

	Weighted Average Yields of Available for Sale Investment Securities

	Within one year	After one through five years	After five through ten years	After ten years

U.S. government agencies	3.19%	3.79%	5.44%	—%
State and political subdivisions	—%	7.13%	6.28%	6.87%
Mortgage-backed securities	—%	4.36%	4.83%	5.51%
Collateralized mortgage obligations	—%	—%	4.59%	5.53%
Corporate securities	—%	—%	6.75%	—%

Loans

Total loans were $260,360,000 at December 31, 2002, a decrease of $11,474,000 (4.2%), over total loans of $271,834,000 at December 31, 2001. The primary decrease during 2002 occurred in the commercial, financial and agricultural loans and residential real estate mortgage loans. In addition, the above was offset by an increase in commercial real estate mortgage loans. The commercial, financial and agricultural portfolio decreased $6,668,000 (10.6%) to $56,490,000 at December 31, 2002 compared to $63,158,000 at December 31, 2001. Commercial, financial and agricultural loans represented 21.7% and 23.2% of the total loans at December 31, 2002 and 2001, respectively. In addition, the residential real estate mortgage loan component of the loan portfolio decreased $5,701,000 (11.0%) to $46,105,000 at December 31, 2002, from the 2001 balance of $51,806,000 and represented 17.7% of the total loan portfolio at December 31, 2002, as compared to 19.1% at December 31, 2001.

These above decreases are offset by an increase in the commercial real estate mortgage loan portfolio. The commercial real estate mortgage portfolio increased $12,415,000 (11.1%) to $124,490,000 at December 31, 2002 compared to $112,075,000 at December 31, 2001. The increase was due primarily to increased demand for commercial credits. Commercial real estate mortgage loans represented 47.8% and 41.2% of the total loans at December 31, 2002 and 2001, respectively.

In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association (“FNMA”) with the Bank retaining the servicing, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 2002, the Bank sold mortgage loans totaling approximately $58,186,000 to FNMA, with the Bank retaining the servicing, and sold mortgage loans totaling approximately $12,172,000 to the mortgage servicing company with servicing released. At December 31, 2002, the Bank was servicing loans totaling approximately $107,672,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See “– EFFECTS OF INFLATION AND CHANGING PRICES.”

The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

	2002	2001	2000	1999	1998

	(In thousands)
Commercial, financial and agricultural	$56,490	63,158	71,636	77,236	61,075
Leases – commercial	7,128	8,113	—	—	—
Real estate – construction:
Commercial	1,392	3,562	9,883	16,591	8,112
Residential	4,768	7,932	4,973	5,653	4,544
Real estate – mortgage:
Commercial	124,490	112,075	89,465	75,285	61,113
Residential	46,105	51,806	60,128	58,350	60,135
Real estate – held for sale	6,016	9,531	7,534	7,636	4,200
Consumer installment	13,971	15,657	18,910	19,855	19,508

Total loans	$260,360	271,834	262,529	260,606	218,687

Less: Allowance for loan losses	(5,104)	(5,340)	(3,634)	(3,774)	(2,808)

Loans, net	$255,256	266,494	258,895	256,832	215,879

The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2002:

	Maturities of Loan Portfolio

	Within one year	After one through five years	After five years	Total

	(In thousands)
Commercial, financial and agricultural	$30,826	24,382	1,282	56,490
Leases – commercial	—	6,166	962	7,128
Real estate – construction	6,160	—	—	6,160
Real estate – mortgage	18,881	83,422	68,292	170,595
Real estate – held for sale	—	40	5,976	6,016
Consumer installment	5,340	7,878	753	13,971

Total loans	$61,207	121,888	77,265	260,360

Variable-rate loans	$38,987	24,961	56,774	120,722
Fixed-rate loans	22,220	96,927	20,491	139,638

Total loans	$61,207	121,888	77,265	260,360

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

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on nonaccrual status.

Lending officers are responsible for the ongoing review and administration of loans assigned to them. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the possibility of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. To strengthen internal controls in the collection of delinquencies, senior management and the Directors’ Loan Committee are informed of the status of delinquent and “watch” or problem loans on a monthly basis. Senior management reviews the allowance for loan losses and makes recommendations to the Directors’ Loan Committee as to loan charge-offs on a monthly basis.

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s Credit Administration area and presented to the Directors’ Loan Committee on a monthly basis. In addition, the Bank has engaged outside loan review consultants, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio.

The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See “SUPERVISION AND REGULATION.”

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

	Allowance for Loan Loss Activity for Year ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)

Balance at beginning of period	$5,340	3,634	3,775	2,808	2,125
Provision for loan losses	1,680	3,555	2,622	2,506	891
Charge-offs:
Commercial, financial, and agricultural	1,210	1,268	943	1,018	42
Real estate	851	512	1,113	277	—
Consumer	212	190	1,059	336	272

Total charge-offs	2,273	1,970	3,115	1,631	314

Recoveries:
Commercial, financial and agricultural	181	40	250	5	7
Real estate	67	11	11	1	2
Consumer	109	70	91	86	97

Total recoveries	357	121	352	92	106

Net charge-offs	1,916	1,849	2,763	1,539	208

Balance at end of period	$5,104	5,340	3,634	3,775	2,808

Ratio of allowance for loan losses to loans outstanding	1.96%	1.96%	1.38%	1.45%	1.28%
Ratio of allowance for loan losses to nonaccrual loans, renegotiated loans, and other nonperforming assets	163.90%	47.52%	41.93%	57.34%	61.14%
Ratio of net charge-offs to average loans outstanding	0.71%	0.70%	1.06%	0.63%	0.10%

The allowance for loan losses was $5,104,000 (1.96% of total outstanding loans) at December 31, 2002, compared to $5,340,000 (1.96% of total outstanding loans) at December 31, 2001. This allowance reflects a constant percentage of total outstanding loans even though the allowance has decreased slightly due to the decrease in total outstanding loans as of December 31, 2002 compared to the same period last year.

The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. This has had the effect of slowing the Bank’s loan growth.

During 2002, the Company had loan charge-offs totaling $2,273,000 and recoveries of $357,000, as compared to $1,970,000 in charge-offs and recoveries of $121,000 in the prior year. Charge-offs slightly increased in 2002 due to several commercial loans which were identified in 2002 and 2001 as problem credits in the reviews and examinations as discussed above.

Management believes that the $5,104,000 allowance for loan losses at December 31, 2002 (1.96% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provisions to the allowance for loan losses. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans. The increase in the ratio of the allowance for loan losses to nonperforming assets between year-end 2001 and year-end 2002 was primarily due to the reduction in nonaccrual loans and other real estate owned. The increase in the ratio of the allowance for loan losses to nonperforming assets between year-end 2000 and year-end 2001 was primarily due to an increase in the provision for loan losses.

While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the determination of the specific and general loss allowances for certain loans classified as problem credits and uses a five-year historical loss factor to determine the loss allocation for the remainder of the loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for impaired loans where management has identified specific losses. Level II allowances are set aside to cover general losses associated with problem loans which possess more than a normal degree of credit risk, but where no specific losses have been identified. These loans have been criticized or classified by the Bank’s regulators, external loan review personnel engaged by the Bank, or internally by management. The five-year historical loss factors, subject to certain minimum percentages considering regulatory guidelines, are applied to the Level II problem loans in determining the allocation. Level III is the allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents, readily marketable collateral, and portions of the portfolio that are partially covered by a U.S. Government or government agency guaranty. Adjustments are then made for local economic conditions. The allocation for Level III is determined by applying the historical loss factor, derived from prior years actual experience, to the adjusted outstanding balance for this classification. At December 31, 2002, the allowance for loan losses was allocated to approximately $860 thousand for impaired loans (Level 1), approximately $2.5 million for criticized and classified loans (Level II) and approximately $1.8 million for the general reserve (Level III).

At December 31, 2002, the Company had approximately $5,281,000 of impaired loans, which included 5 loans to 3 borrowers with a total valuation allowance of approximately $861,000. At December 31, 2001, the Company had approximately $10,164,000 of impaired loans, which included 22 loans to 10 borrowers with a total valuation allowance of approximately $1,413,000.

Nonperforming Assets

Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

Nonperforming assets were $3,114,000, $12,706,000, and $8,695,000 at December 31, 2002, 2001, and 2000, respectively. These levels represent a decrease of $9,592,000 (75.5%) for the year ended December 31, 2002, and an increase of $4,011,000 (46.1%) for the year ended December 31, 2001. The decrease in 2002 was mainly due to a decrease in nonaccrual loans, other real estate owned and accruing loans 90 days or more past due. The increase in 2001 was mainly due to an increase in nonaccrual loans due to a deterioration in certain loans determined by recent analyses and loan reviews. In addition in 2001, accruing loans 90 days or more past due increased significantly which is mainly due to one large loan which was then placed on nonaccrual in the first quarter of 2002.

An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

	Nonperforming Assets December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)

Nonaccrual loans	$2,532	10,211	7,793	6,075	4,593
Renegotiated loans	—	—	—	—	—
Other nonperforming assets (primarily other real estate)	582	1,026	874	509	—
Accruing loans 90 days or more past due	0	1,469	28	269	304

Total nonperforming assets	$3,114	12,706	8,695	6,853	4,897

Nonaccrual loans and renegotiated loans as a percentage of total loans	0.97%	3.76%	2.97%	2.33%	2.10%
Nonaccrual loans, renegotiated loans and other nonperforming assets as a percentage of total loans	1.20%	4.13%	3.30%	2.53%	2.10%
Total nonperforming assets as a percentage of total loans	1.20%	4.67%	3.31%	2.63%	2.24%

If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $462,000, $528,000, and $826,000 for the years ended December 31, 2002, 2001 and 2000 respectively. The Company did not recognize any interest income on nonaccrual loans for the years ended December 31, 2002, 2001 and 2000.

Other Potential Problem Loans

Potential problem loans consist of those loans where management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. At December 31, 2002, the Company had identified 98 loans totaling approximately $11,574,000, or 4.4% of total loans, which were considered potential problem loans. At December 31, 2001, the Company had identified 117 loans totaling approximately $10,379,000, or 3.8% of total loans, which were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed.

Deposits

Total deposits increased $25,523,000 (6.9%) to $395,191,000 at December 31, 2002, as compared to $369,668,000 at December 31, 2001. Noninterest-bearing deposits were $53,219,000 and $48,543,000 while total interest-bearing deposits were $341,972,000 and $321,124,000 at December 31, 2002 and 2001, respectively. This trend is the result of management’s decision to maintain a competitive position in its deposit rate structure coupled with the Bank’s marketing efforts to attract local deposits and fund its loan growth. At December 31, 2002, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.5%, while MMDAs, NOWs and regular savings made up approximately 39.5%, certificates of deposit under $100,000 comprised approximately 22.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 24.3%. At December 31, 2001, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.1%, while MMDAs, NOWs and regular savings made up approximately 39.0%, certificates of deposit under $100,000 comprised approximately 23.8%, and certificates of deposit and other time deposits of $100,000 or more comprised 24.1%.

The composition of total deposits for the last three years is presented in the following table:

	December 31,

	2002		2001		2000

	Amount	% Change from prior year end	Amount	% Change from prior year end	Amount	% Change from prior year end

	(Dollars in thousands)

Demand deposits	$53,219	9.63%	48,544	12.54%	43,292	11.38%
Interest bearing deposits:
NOWs	68,950	15.48%	59,705	61.83%	36,894	8.55%
MMDAs	72,189	1.68%	70,999	13.61%	62,496	5.53%
Savings	14,933	8.98%	13,703	17.45%	11,667	1.51%
Certificates of deposit under $100,000	89,748	2.19%	87,821	8.19%	81,174	11.94%
Certificates of deposit and other time deposits of $100,000 and over	96,152	8.16%	88,896	10.96%	80,118	1.88%

Total interest bearing deposits	341,972	6.49%	321,124	17.91%	272,349	6.45%

Total deposits	$395,191	6.90%	369,668	17.17%	315,641	7.10%

The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the “Consolidated Average Balances, Interest Income/Expense and Yields/Rates” table immediately following:

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
Consolidated Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Twelve Months Ended December 31,

	2002			2001			2000

	Average Balance		Yield/ Rate	Average Balance		Yield/ Rate	Average Balance		Yield/ Rate
		Interest			Interest			Interest

	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$268,878	18,460	6.87%	264,948	21,418	8.08%	261,499	22,707	8.68%
Investment securities:
Taxable	164,159	8,872	5.40%	119,288	7,735	6.48%	97,007	6,827	7.04%
Tax-exempt (2)	3,685	261	7.08%	1,950	139	7.13%	1,160	85	7.31%

Total investment securities	167,844	9,133	5.44%	121,238	7,874	6.49%	98,167	6,912	7.04%
Federal funds sold	13,243	214	1.62%	15,857	530	3.34%	8,086	495	6.12%
Interest-earning deposits with other banks	1,510	34	2.25%	2,395	107	4.47%	1,754	142	8.10%

Total interest-earning assets	451,475	27,841	6.17%	404,438	29,929	7.40%	369,506	30,256	8.19%
Allowance for loan losses	(5,368)			(4,441)			(3,854)
Cash and due from banks	14,719			11,918			10,790
Premises and equipment	3,256			3,241			3,231
Rental property, net	1,564			1,568			1,623
Other assets	18,183			11,599			10,261

Total assets	$483,829			428,323			391,557

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$64,074	1,114	1.74%	45,104	1,165	2.58%	35,051	1,158	3.30%
Savings and money market	90,305	1,884	2.09%	77,286	2,658	3.44%	79,332	3,968	5.00%
Certificates of deposits less than $100,000	88,673	3,782	4.27%	84,988	5,106	6.01%	78,199	5,180	6.62%
Certificates of deposits and other time deposits of $100,000 or more	93,176	3,393	3.64%	85,362	4,182	4.90%	79,059	4,543	5.75%

Total interest-bearing deposits	336,228	10,173	3.03%	292,740	13,111	4.48%	271,641	14,849	5.47%
Federal funds purchased and securities sold under agreements to repurchase	3,295	53	1.61%	3,233	117	3.62%	5,344	313	5.86%
Other borrowed funds	53,513	2,955	5.52%	50,428	2,809	5.57%	44,447	2,480	5.58%

Total interest-bearing liabilities	393,036	13,181	3.35%	346,401	16,037	4.63%	321,432	17,642	5.49%
Noninterest-bearing deposits	48,426			42,328			37,863
Accrued expenses and other liabilities	5,352			5,439			3,004
Stockholders’ equity	37,015			34,155			29,258

Total liabilities and stockholders’ equity	$483,829			428,323			391,557

Net interest income		$14,660			13,892			12,614

Net yield on total interest-earning assets			3.25%			3.43%			3.41%

(1)        Loans on nonaccrual status have been included in the computation of average balances.

(2)        Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more:

Maturities of Time Deposits over $100,000 December 31, 2002

(In thousands)
Three months or less	$21,296
After three within six months	7,378
After six within twelve months	17,271
After twelve months	50,207

Total	$96,152

Weighted Average rate on time deposits of $100,000 or more at period end	3.89%

Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.

Year ended December 31	Maximum Outstanding at any Month-end	Average Balance	Interest Rate During Year	Ending Balance	Weighted Average Interest Rate at Year-end

	(Dollars in thousands)

2002	$11,989	$3,265	1.60%	$11,989	1.19%
2001	10,136	3,178	3.40%	10,136	1.75%
2000	6,746	4,678	6.69%	4,389	5.95%

   (1)   Consists of securities sold under agreements to repurchase.

Other Borrowed Funds and Contractual Obligations

Other borrowed funds consist of Federal Home Loan Bank advances and notes payable. The following table outlines the Company’s other borrowed funds and contractual obligations as of December 31, 2002:

		Payments Due by Period

	Total	Less than one year	One to five years	After five years

		(In thousands)
Long-term debt:
FHLB advances	53,285	43	5,073	48,169
Notes payable	151	21	130	—

Total	53,436	64	5,203	48,169

The Company has operating leases for certain bank premises and equipment primarily including computer equipment and copiers. In 2002, the Company paid $152,000 and $328,000 in premises and equipment leases, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The financial instruments whose contract amounts represent credit risk as of December 31, 2002 are as follows:

Commitments to extend credit	$33,019,000
Standby letters of credit	6,021,000

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

Capital Resources

The Company’s consolidated stockholders’ equity was $39,582,000 and $35,834,000 at December 31, 2002 and 2001, respectively, an increase of $3,748,000 (10.5%) since year-end 2001. The increase in stockholders’ equity for 2002 is mainly due to an increase in net earnings offset by cash dividends for 2002. The increase in stockholders’ equity for 2001 is due to an increase in the accumulated other comprehensive income due to unrealized gain on investment securities available for sale and net earnings offset by cash dividends for 2001. The Company has funded its capital growth primarily through retained earnings since its early 1995 sale of common stock.

During 2002, cash dividends of $1,714,000 or $0.44 per share, were declared on the Common Stock as compared to $1,563,000 or $0.40 per share, in 2001. The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is important to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See “SUPERVISION AND REGULATION.”

Certain financial ratios for the Company for the last three years are presented in the following table:

	Equity and Asset Ratios December 31,

	2002	2001	2000

Return on average assets	1.04%	1.07%	0.77%
Return on average equity	13.66%	13.40%	10.30%
Dividend payout ratio	33.85%	34.19%	51.28%
Average equity to average asset ratio	7.65%	7.97%	7.47%

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and the Alabama Superintendent. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject. See “SUPERVISION AND REGULATION.”

The following table sets forth the Bank’s actual capital levels and the related required capital levels at December 31, 2002:

	Actual Capital Amount	Actual Ratio	Required Capital Amount	Required Ratio

	(Dollars in thousands)
Tier 1 risk-based capital	$35,276	11.79%	$11,955	> 4%
Leverage ratio	35,276	7.18	20,096	3 - 5%
Total risk-based capital	39,029	13.05%	23,910	> 8%

Liquidity

Liquidity is the Company’s ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand, and maturing liabilities. Without proper management, the Company could experience higher costs of obtaining funds due to insufficient liquidity, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

At the Bank, asset liquidity is provided primarily through cash, the repayment and maturity of investment securities, and the sale and repayment of loans.

Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB-Atlanta’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. This line is collateralized by a blanket lien against the Bank’s one to four family residential mortgage loans and investment securities. At December 31, 2002, the Bank had $53,285,000 in advances from FHLB-Atlanta.

Overall, net cash provided from financing activities decreased $37,212,000 (59.3%) to $25,521,000 during 2002 from the previous year’s total of $62,733,000. Net cash provided by operating activities increased $14,642,000 (387.46%) to $10,863,000 from net cash used of $3,779,000 for the year ended December 31, 2002. Cash used in investing activities during 2002 approximated $32,656,000.

The Company depends mainly on dividends, management fees and lease payments from the Bank, for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $1,712,000, $1,850,000, and $1,660,000 in cash dividends for 2002, 2001, and 2000 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to the fee an unaffiliated vendor would receive. In addition, the Bank leases premises and equipment from the Company for its operations. Leases between the Bank and the Company are based on the same terms and conditions as leases to unaffiliated parties leasing space in the same building. The Bank paid the Company $27,000 in management fees for the years ended December 31, 2002 and 2001, and $204,000 in lease payments for the years ended December 31, 2002 and 2001. These funds were used to pay operating expenses and fund dividends to the Company’s shareholders. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each subsidiary based on their individual tax positions as if each entity filed a separate tax return.

The Bank has reduced its loan to deposit ratio to 65.88% at December 31, 2002 from 73.53% at December 31, 2001 and 83.17% at December 31, 2000. The Bank has been monitoring its liquidity, and has sought to better price its loans consistent with its costs of funds and the Bank’s assessment of potential credit risk. This process has slowed and is expected to continue to slow the Bank’s loan growth and related loan revenues.

Interest Rate Sensitivity Management

An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap (“GAP”). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank’s balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 5.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2002, the Bank’s net interest income would decrease approximately 0.63% in a rising rate environment and decrease approximately 2.42% in a falling rate environment. Interest rate scenario models are prepared using software created and licensed by The Bankers Bank.

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

	Interest Sensitivity Analysis

December 31, 2002	Immediate	One to Three Months	Four to Twelve Months	One to Five Years	Over Five Years and Non-rate Sensitive	Total

	(In thousands)
Earning Assets:
Loans	$—	89,364	21,475	130,216	19,305	260,360
Taxable investment securities	817	34,074	77,121	60,851	14,323	187,186
Tax-exempt investment securities	—	114	390	592	2,637	3,733
Federal funds sold	17,832	—	—	—	—	17,832
Interest earning deposits with other banks	598	—	—	—	—	598

Total earning assets	19,247	123,552	98,986	191,659	36,265	469,709

Interest bearing liabilities:
Demand deposits	—	5,215	12,618	27,929	7,457	53,219
Savings and money market	—	156,072	—	—	—	156,072
Certificates of deposit less than $100,000	—	31,835	28,674	29,239	—	89,748
Certificates of deposit and other time deposits of $100,000 or more	—	36,161	21,947	38,044	—	96,152
Federal funds purchased and securities sold under agreements to repurchase	11,989	—	—	—	—	11,989
FHLB and other borrowings	—	18,036	10,029	20,203	5,168	53,436

Total interest bearing liabilities	11,989	247,319	73,268	115,415	12,625	460,616

Interest sensitivity gap	7,258	(123,767)	25,718	76,244	23,640	9,093

Cumulative interest sensitivity gap	$7,258	(116,509)	(90,791)	(14,547)	9,093

The interest sensitive assets at December 31, 2002, that reprice or mature within 12 months were $241,785,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $332,576,000. At December 31, 2002, the 12 month cumulative GAP position, was a negative $90,791,000 resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of 0.73. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period.

The Bank enters into interest rate protection contracts to help manage its interest rate exposure. These contracts include interest rate swaps, caps and floors. Interest rate swap transactions involve the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. Interest rate caps and floors are purchased by the Bank for a non-refundable fixed amount. The Bank receives interest based on the underlying notional principal amount if the specified index rises above the cap rate or falls below the floor strike rate. Notional principal amounts are used to express the volume of these transactions, but because they are never exchanged, the amounts subject to credit risk are much smaller. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank’s overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Current contracts are issued by a securities broker-dealer and were entered into with the purpose of managing the Bank’s interest rate exposure. Although none of the interest rate protection agreements are traded on any organized exchange, an active secondary market is available to the Company for such contracts.

The Bank’s Asset Liability Management Policy states that establishing limits on interest rate swaps, caps, and floors can be somewhat confusing or misleading since the notional amount by which these instruments are expressed is never exchanged between counterparties and therefore is not “at risk.” Furthermore, since they represent tools used by ALCO to manage imbalances in the Bank’s balance sheet in a prudent and cost effective manner, the appropriate volume of swaps for the Bank is not static; it changes with elements such as the economic environment, the capital position, and the ability to efficiently replicate hedging actions in the cash markets. The Bank endeavors to limit outstanding notional value of cash contracts executed for purposes of managing net interest income to 25% of total assets as reported in the most recent quarterly call report. Notional value of cash contracts executed with one counterparty are limited to 10% of total assets as reported in the Bank’s most recent quarterly call report.

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), which resulted in a $142,000 net of tax cumulative effect of a change in accounting principle adjustment to the Company’s consolidated financial statements upon adoption. As of December 31, 2002, the Company had the following derivative instrument:

	Notional Amount	Carrying Value	Estimated Fair Value	Weighted Average Rate (1)		Weighted Average Remaining Life (Years)

				Received	Paid

	(Dollars in thousands)
Swaps:
Fair value hedge: receive fixed:
Over one year through five years	$5,000	$262	$262	5.68%	1.91%	1.33

______________

(1)       The weighted average rates received/paid are shown only for swaps for which net interest amounts were receivable or payable at the end of each period. Interest rates on variable rate derivative products held by the Bank are derived from the 3 month LIBOR rate.

At December 31, 2002, the $5.0 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable rates. The fair value of this derivative financial instrument is based on dealer quotes and third party financial models. See “RESULTS OF OPERATIONS – NET INTEREST INCOME.”

Three other interest rate swap contracts which had been used as fair value hedges of variable rate certificates of deposits with the total notional value of $20.0 million were terminated during 2001. There was no significant gain or loss resulting from these terminations. In February 2000, the Bank entered into an interest rate swap with respect to $10.0 million in variable rate loans. This agreement allows the Bank to receive fixed-interest payments at 9.80% per annum and to pay a variable rate equal to prime. The purpose of this contract was to reduce interest rate exposure to variable rate assets in a low-interest rate environment. During 2001, the Bank recorded a gain of $199,000 due to the change in fair value of this interest rate swap. This contract, which was not specifically designated as a hedging instrument, was terminated in 2001 for an additional gain of $34,000.

Effects of Inflation and Changing Prices

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and such increases likely will reduce the Company’s volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 144. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives.

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002. As the Company has no goodwill or significant identifiable intangibles as of January 1, 2002, the adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 applies to legal obligations associated with the retirement of long–lived assets that result from the acquisition, construction, development and/or the normal operation of a long–lived asset, except for certain lease obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long–lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long–lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued

operations to include more disposal transactions. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13”, and “Technical Corrections”, in April 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking–Fund Requirements”. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This statement also amends SFAS 13, “Accounting for Leases”, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale–leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The adoption of SFAS No. 145 did not have a material effect on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, in July 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the consolidated financial statements.

The FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, in October 2002. SFAS No. 147 removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, “Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method”. These types of transactions are now accounted for under SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets”, to include in its scope long–term customer relationship intangible assets of financial institutions. The provisions of this statement were effective October 1, 2002, with earlier adoption permitted. SFAS No. 147 did not have a material effect on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 148, “Accounting for Stock–Based Compensation — Transition and Disclosure” in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock–based employee compensation and the effect of the method used on reported results. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. This statement is effective for fiscal and interim periods ending after December 15, 2002.

The FASB issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect FIN 45 to have a material impact on the financial condition or results of operations of the Company.

The FASB issued FIN 46, “Consolidation of Variable Interest Entities”, in January 2003, which clarifies the application of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003.

The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect it to have a material impact on the financial condition or results of operations of the Company.

Results of Operations

Net Earnings

Net earnings increased $477,000 (10.4%) to $5,055,000 during 2002 from $4,578,000 for the year ended December 31, 2001. Basic income per share was $1.30 and $1.17 for 2002 and 2001, respectively, an increase of 11.1%. Comparatively, net earnings during 2001 increased $1,564,000 (51.9%) to $4,578,000 from the 2000 total of $3,014,000, while basic income per share increased of $0.40 per share for 2001 from a 2000 per share total of $0.77.

The increase in net earnings for 2002 is attributable to higher net interest income and lower provision for loan losses offset by a decrease in noninterest income and an increase in noninterest expense. The increase in net earnings for 2001 is attributable to higher net interest income and noninterest income offset by higher provisions for loan losses and noninterest expense. In addition, net income for first quarter 2001 was significantly impacted by a $1,548,000 gain recorded upon the sale of the Star Systems, Inc. ATM network in which the Company received ownership in a publicly traded entity whose shares were issued to the Company in exchange for its ownership interest in Star Systems, Inc. network.

Net Interest Income

Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company’s earnings. Net interest income was $14,570,000 for the year ended December 31, 2002. This increase of $725,000 (5.2%) over 2001 is due to the increase in average interest earning assets during 2002 offset by a decrease in the net yield on total interest earning assets of 18 basis points to 3.25%.

Net interest income for 2001 was $13,845,000, $1,261,000 (10.0%) higher than 2000 net interest income of $12,584,000. This increase over 2000 was due to the increase in average interest earning assets during 2001 and an increase in the net yield on total interest earning assets of 2 basis points to 3.43%.

The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in net interest income of $188,000 for 2002, a net increase of $219,000 for 2001 and a net decrease of $18,000 for 2000. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See “— INTEREST RATE SENSITIVITY MANAGEMENT”, the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table appearing elsewhere herein and the “RATE/VOLUME VARIANCE ANALYSIS” tables immediately following.

Rate/Volume Variance Analysis

	Change Due to

Taxable-Equivalent Basis (1)(2) Years Ended December 31, 2002 Compared to 2001	Net Change	Rate	Volume	Rate/ Volume

	(In thousands)
Earning Assets:
Loans	$(2,958)	(3,228)	318	(48)
Investment securities:
Taxable	1,137	(1,288)	2,910	(485)
Tax-exempt	122	(1)	124	(1)

Total investment securities	1,259	(1,289)	3,034	(486)
Federal funds sold	(316)	(274)	(87)	45
Interest earning deposits with other banks	(73)	(53)	(40)	20

Total earning assets	$(2,088)	(4,844)	3,225	(469)

Interest bearing liabilities:
Deposits:
Demand	$(51)	(381)	490	(160)
Savings and money market	(774)	(1,046)	448	(176)
Certificates of deposit less than $100,000	(1,324)	(1,481)	221	(64)
Certificates of deposit and other time deposits of $100,000 or more	(789)	(1,074)	383	(98)

Total interest bearing deposits	(2,938)	(3,982)	1,542	(498)

Federal funds purchased and securities sold under agreements to repurchase	(64)	(65)	2	(1)
Other borrowed funds	146	(24)	171	(1)

Total interest bearing liabilities	$(2,856)	(4,071)	1,715	(500)

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

Rate/Volume Variance Analysis

	Change Due to

Taxable-Equivalent Basis (1)(2) Years Ended December 31, 2001 Compared to 2000	Net Change	Rate	Volume	Rate/ Volume

	(In thousands)
Earning Assets:
Loans	$(1,289)	(1,567)	299	(21)
Investment securities:
Taxable	908	(537)	1,568	(123)
Tax-exempt	54	(2)	58	(2)

Total investment securities	962	(539)	1,626	(125)
Federal funds sold	35	(225)	476	(216)
Interest earning deposits with other banks	(35)	(64)	52	(23)

Total earning assets	$(327)	(2,395)	2,453	(385)

Interest bearing liabilities:
Deposits:
Demand	$7	(253)	332	(72)
Savings and money market	(1,310)	(1,240)	(102)	32
Certificates of deposit less than $100,000	(74)	(482)	450	(42)
Certificates of deposit and other time deposits of $100,000 or more	(361)	(670)	362	(53)

Total interest bearing deposits	(1,738)	(2,645)	1,042	(135)

Federal funds purchased and securities sold under agreements to repurchase	(196)	(119)	(124)	47
Other borrowed funds	329	(4)	334	(1)

Total interest bearing liabilities	$(1,605)	(2,768)	1,252	(89)

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

Interest Income

Interest income is a function of the volume of interest-earning assets and their related yields. Interest income was $27,752,000, $29,883,000, and $30,226,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Average interest-earning assets increased $47,037,000 (11.6%) during 2002, compared to $34,932,000 (9.5%) during 2001, while the fully taxable equivalent yields on average earning assets decreased 123 basis points in 2002 after decreasing 79 basis points in 2001. The combination of these factors resulted in decreases in interest income of $2,131,000 (7.1%) for 2002 and $343,000 (1.1%) during 2001. See “—CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” and THE “RATE/VOLUME VARIANCE ANALYSIS” tables.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $18,460,000, $21,418,000, and $22,707,000 for the years ended December 31, 2002, 2001, and 2000, respectively. These levels reflected a decrease of

$2,958,000 (13.8%) during 2002, and a decrease of $1,289,000 (5.7%) during 2001. This is due to a decrease in the fully taxable equivalent yield on loans offset by increases in the average volume outstanding on loans. The level of average balances has grown to $268,878,000 in 2002 from $264,948,000 in 2001 and $261,499,000 for 2000. The fully taxable equivalent yield on loans decreased 121 basis points to 6.87% in 2002, and decreased 60 basis points to 8.08% in 2001 from the 2000 average yield of 8.68%.

Interest income on investment securities increased $1,217,000 (15.5%) to $9,044,000 in 2002, following an increase of $944,000 (13.7%) to $7,827,000 in 2001 from $6,883,000 in 2000. The 2002 increase was due to a $46,606,000 increase in average volume outstanding offset by a decrease in yield of 105 basis points compared to 2001 levels. The 2001 increase was due to a $23,071,000 increase in average volume outstanding offset by a decrease in yield of 55 basis points compared to 2000 levels. The fully taxable equivalent yields on investment securities were 5.44% in 2002, 6.49% in 2001, and 7.04% in 2000. See “FINANCIAL CONDITION—INVESTMENT SECURITIES.”

Interest Expense

Total interest expense was $13,181,000, $16,038,000 and $17,642,000 for the years ended December 31, 2002, 2001, and 2000 respectively, representing decreases of $2,857,000 (17.8%), during 2002 and $1,604,000 (9.1%) during 2001. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $393,036,000 in 2002 from $346,401,000 in 2001 and $321,432,000 in 2000. The rates paid on these liabilities decreased 128 basis points in 2002 to 3.35% after decreasing 86 basis points to 4.63% during 2001 from 5.49% in 2000.

Interest on deposits, the primary component of total interest expense, decreased $2,938,000 to $10,173,000 (22.4%) during 2002 from $13,111,000 in 2001, which in turn represents a $1,738,000 (11.7%) decrease from the 2000 level of $14,849,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 2002 level of $336,228,000 as compared to $292,740,000 in 2001 and $271,641,000 in 2000. The average rates paid on interest-bearing deposits were 3.03%, 4.48%, and 5.47% for 2002, 2001, and 2000, respectively.

Interest expense on borrowed funds was $2,955,000 in 2002, $2,809,000 in 2001, and $2,480,000 in 2000. These levels represent an increase of $146,000 (5.2%) during 2002, and an increase of $329,000 (13.3%) during 2001. The 2002 increase is due to a full year of interest expense in 2002 for a $5 million advance drawn in August 2001. The 2001 increase is due to an increase in FHLB advances of $4,882,000.

Provision for Loan Losses

During 2002, the Company made a total provision for loan losses of $1,680,000 based on management’s reviews and assessments of the risks in the loan portfolio, the amount of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. During 2001 and 2000, the Company made total provisions for loan losses of $3,555,000 and $2,622,000, respectively. The decrease in 2002 is due to reduced loan growth and less deterioration in certain loans than in the same period last year. In 2001, this provision was taken primarily as a result of a deterioration in certain loans determined by recent analyses and loan reviews. In addition in 2001, the level of monthly provision increased due to loan growth. See “FINANCIAL CONDITION — ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Noninterest Income

Noninterest income decreased $478,000 (7.9%) to $5,568,000 for the year ended December 31, 2002, from the 2001 total of $6,046,000, which in turn represented an increase of $2,127,000 (54.3%) from the total of $3,919,000 for 2000.

Service charges on deposit accounts decreased $76,000 (5.2%) during 2002 to $1,398,000 and increased $77,000 (5.5%) in 2001 to $1,474,000 from $1,397,000. The decrease in 2002 is due to a decrease in insufficient funds and overdraft charges due to a decrease in the number of items. The increase in 2001 is primarily due to increases in insufficient funds and overdraft charges mainly due to an increase in the number of items.

Net gains from investment securities decreased $1,033,000 (67.7%) to $493,000 for the year ended December 31, 2002, from the 2001 total of $1,526,000. This decrease is primarily due to a gain of $1,548,000 in the first quarter 2001 resulting from the purchase of the Company’s investment in Star Systems, Inc.’s common stock by Concord EFS, Inc. In this transaction, the Company received common shares of Concord EFS, Inc., which is publicly traded, in exchange for its ownership in Star Systems, Inc.

Other noninterest income increased $630,000 (20.7%) to $3,677,000 in 2002 from $3,047,000 in 2001. Comparatively, the 2001 total represented an increase of $584,000 (23.7%) from $2,463,000 in 2000. The increase in 2002 was primarily due to an increase of $317,000 in MasterCard/VISA discounts and fees mainly due to Auburn University’s acceptance of MasterCard/VISA for tuition, an increase of $400,000 in the cash surrender value of life insurance, and an increase of $142,000 in the gain on the sale of mortgage loans. There were no derivative related gains in 2002. The increase in 2001 was primarily due to an increase of $238,000 in the fair value of derivatives since the implementation of SFAS No. 133, an increase of $189,000 in MasterCard/VISA discounts and fees (as mentioned above), an increase of $105,000 in the cash surrender value of bank owned life insurance and an increase of $152,000 in the gain on the sale of mortgage loans. See “ITEM 1 – BUSINESS - SERVICES.”

Noninterest Expense

Total noninterest expense was $11,319,000 for 2002, $10,019,000 for 2001, and $9,434,000 for 2000 reflecting an increase of $1,300,000 (13.0%) for 2002, and an increase of $585,000 (6.2%) for 2001.

Salaries and benefits increased $414,000 (9.8%) to $4,629,000 for the year ended December 31, 2002, and increased $237,000 (6.0%) to $4,215,000 for the year ended December 31, 2001, from the 2000 total of $3,978,000. At December 31, 2002, the Company had 123 full-time equivalent employees, an increase of 3 over the level at December 31, 2001. At December 31, 2001, the Company had 120 full-time equivalent employees, an increase of 1 over the level at December 31, 2000. The increases for 2002 and 2001 were primarily due to new hires, merit raises and the cost of benefits associated with such increases as well as an increase in the employee incentive plan payouts for 2001.

Net occupancy expense was $1,229,000, $1,095,000, and $1,110,000 for 2002, 2001 and 2000, respectively, representing an increase of $134,000 (12.2%) in 2002 and a decrease of $15,000 (1.4%) in 2001 over the previous year’s levels. The 2002 increase is mainly due to an increase in computer lease payments. The 2001 decrease is due to a decrease in depreciation on furniture and equipment offset by an increase in building lease payments.

Other noninterest expense was $5,461,000 for 2002, $4,708,000 for 2001, and $4,347,000 for 2000. These levels represent an increase of $753,000 (16.0%) in 2002 and an increase of $361,000 (8.3%) in 2001 over the respective previous years. The 2002 increase is mainly due to increases of $360,000 in the expenses associated with Auburn University’s acceptance of MasterCard/VISA for tuition mentioned above, $68,000 in marketing expenses, $72,000 in network communications, $59,000 in expenses to maintain other real estate owned as well as losses on the sale of other real estate owned and an increase of $114,000 in the FDIC assessment. The 2001 increase is mainly due increases of $200,000 for the expenses associated with Auburn University’s acceptance of MasterCard/VISA for tuition mentioned above, an increase of $188,000 in marketing expenses and losses of $105,000 from demand accounts offset by a decrease of $190,000 in expenses associated with repossessed real estate and property. See “SUPERVISION AND REGULATION-FDIC INSURANCE ASSESSMENTS.”

Income Taxes

The Company’s income tax expense was $2,085,000, $1,881,000, and $1,432,000 in 2002, 2001, and 2000, respectively. These levels represent an effective tax rate on pre-tax earnings of 29.2% for 2002, 29.8% for 2001, and 32.2% for 2000. The effective tax rate has decreased due to benefits of tax credits related to a low income housing investment and bank owned life insurance. Details of the tax provision for income taxes are included in Note 10, “Income Tax Expense” in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, with respect to the Company, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although the Company manages other risk, such as credit and liquidity, management considers interest rate risk to be the more significant market risk and could potentially have the largest material effect on the Company’s financial condition. Further, the Company believes the potential reduction of net interest income may be more significant than the effect of reduced fair market values. The Company does not maintain a trading portfolio, therefore it is not exposed to risk from trading activities. Nor does it deal in international instruments, therefore the Company is not exposed to foreign currency risk.

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO). ALCO has established policies and limits to monitor, measure and coordinate the Company’s sources, uses and pricing of funds.

The Company manages the relationship of interest sensitive assets to interest sensitive liabilities and the resulting effect on net interest income. The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a rise and fall in interest rates of 200 basis points over a twelve month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets. The assumptions are based on nationally published prepayment speeds on given assets when interest rates increase or decrease by 200 basis points or more.

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with the Company’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of the Company’s earnings. ALCO utilizes the results of the simulation model and the static GAP report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

The Company makes use of interest rate contracts to protect its net interest income against changes in interest rates. At year-end, the Company had an interest rate swap agreement with a notional value of $5.0 million. This contract was negotiated to protect the Company’s balance sheet against a fall or rise in interest rates. The effect of this instrument is considered in the simulation models.

Currently the Company’s income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual increase or decrease in interest rates of 200 basis points. Given this scenario, the Company had, at year-end, a slight exposure to both rising rates and falling rates.

The following chart reflects the Company’s sensitivity to changes in interest rates as of December 31, 2002. Numbers are based on the December balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested based on growth assumptions provided by the Company. The same growth and interest rate assumptions are used in the base, up 200 basis points, and down 200 basis points scenarios.

INTEREST RATE RISK
Income Sensitivity Summary:
Interest Rate Scenario (000)
(Dollars in thousands)

	-200 BP	Base	+200 BP

Year 1 Net Interest Income	$ 14,955	$ 15,325	$ 15,229
$ Change Net Interest Income	$ (371)	—	$ (96)
% Change Net Interest Income	(2.42)%	—	(0.63)%

Policy Limit 5% for +/- 200 Basis Points (BP) over 12 months.

The preceding sensitivity analysis is a modeling analysis, which changes quarterly and consists of hypothetical estimates based upon numerous assumptions, including the interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and others. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates. See “INTEREST SENSITIVITY ANALYSIS” table.

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

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this item is set forth under the heading “Information about Nominees for Directors” on Pages 2 through 4 and under the heading “Executive Officers” on Pages 5 and 6 of the definitive proxy statement for the Company’s Annual Meeting to be held on May 13, 2003, and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

Information required by this item is set forth under the heading “Meetings and Committees of the Board of Directors” on Pages 4 and 5 and under the heading “Summary Compensation of Executive Officers” on Page 6 of the definitive proxy statement for the Company’s Annual Meeting to be held on May 13, 2003, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth under the heading “Information about Nominees for Directors” on Pages 2 through 4 of the definitive proxy statement for the Company’s Annual Meeting to be held on May 13, 2003, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth under the heading “Certain Transactions and Business Relationships on Page 10 of the definitive proxy statement for the Company’s Annual Meeting to be held on May 13, 2003, and is incorporated herein by reference.

ITEM 14.       CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the Exchange Act rules.

(b)       Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       List of all Financial Statements

The following consolidated financial statements and report of independent certified public accountants of the Company are included in this Annual Report on Form 10-K:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statement of Earnings for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to the Consolidated Financial Statements

(b)       Reports on Form 8-K

None

(c)       Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Bylaws of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

10.	Material Contracts

10.1.	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

21.1	Subsidiaries of Registrant

23.1	Consent of Accountants

99.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors
Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three–year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments in 2001.

/s/  KPMG LLP

Atlanta, Georgia
March 5, 2003

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Cash and due from banks (note 2)	$16,964,285	17,347,717
Federal funds sold	17,832,000	13,721,000

Cash and cash equivalents	34,796,285	31,068,717

Interest-earning deposits with other banks	598,420	853,761
Investment securities held to maturity (fair value of $8,079,503 and $16,779,116 for December 31, 2002 and 2001, respectively) (note 3)	7,928,456	16,164,448
Investment securities available for sale (note 3)	182,989,794	135,309,766
Loans (notes 4 and 8)	260,359,870	271,833,945
Less allowance for loan losses	(5,104,165)	(5,339,945)

Loans, net	255,255,705	266,494,000

Premises and equipment, net (note 5)	3,154,942	3,212,157
Rental property, net	1,532,535	1,564,238
Other assets (note 3)	18,770,815	18,343,000

Total assets	$505,026,952	473,010,087

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$53,218,881	48,543,405
Interest-bearing (note 6)	341,972,483	321,124,109

Total deposits	395,191,364	369,667,514
Securities sold under agreements to repurchase (note 7)	11,989,334	10,135,878
Other borrowed funds (note 8)	53,436,483	53,581,241
Accrued expenses and other liabilities	4,827,347	3,791,521

Total liabilities	465,444,528	437,176,154

Stockholders’ equity (notes 14 and 15):
Preferred stock of $0.01 par value. Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value. Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,708,443	3,707,472
Retained earnings	34,543,870	31,202,869
Accumulated other comprehensive income	1,842,099	1,436,880
Less treasury stock, at cost – 62,317 shares and 62,517 shares for December 31, 2002 and 2001, respectively	(551,559)	(552,859)

Total stockholders’ equity	39,582,424	35,833,933
Commitments and contingencies (note 12)

Total liabilities and stockholders’ equity	$505,026,952	473,010,087

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Earnings

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Interest and dividend income:
Loans, including fees	$18,459,669	21,418,386	22,706,698
Investment securities:
Taxable	8,872,169	7,734,690	6,826,786
Tax-exempt	172,171	92,168	56,095
Federal funds sold	213,999	529,936	494,556
Interest-earning deposits with other banks	33,848	107,361	142,084

Total interest and dividend income	27,751,856	29,882,541	30,226,219

Interest expense:
Deposits (note 6)	10,173,324	13,111,375	14,848,586
Securities sold under agreements to repurchase and federal funds purchased (note 7)	53,192	117,199	313,039
Other borrowings (note 8)	2,954,947	2,809,166	2,480,476

Total interest expense	13,181,463	16,037,740	17,642,101

Net interest income	14,570,393	13,844,801	12,584,118
Provision for loan losses (note 4)	1,680,000	3,555,000	2,622,098

Net interest income after provision for loan losses	12,890,393	10,289,801	9,962,020

Noninterest income:
Service charges on deposit accounts	1,398,490	1,473,525	1,396,755
Investment securities gains, net (note 3)	492,776	1,526,196	59,311
Other (note 16)	3,676,968	3,046,684	2,462,598

Total noninterest income	5,568,234	6,046,405	3,918,664

Noninterest expense:
Salaries and benefits (note 11)	4,629,165	4,215,378	3,977,659
Net occupancy expense	1,229,416	1,095,313	1,109,670
Other (note 16)	5,460,738	4,708,071	4,347,062

Total noninterest expense	11,319,319	10,018,762	9,434,391

Earnings before income taxes	7,139,308	6,317,444	4,446,293
Income tax expense (note 10)	2,084,653	1,880,899	1,432,279

Earnings before cumulative effect of a change in accounting principle	5,054,655	4,436,545	3,014,014
Cumulative effect of a change in accounting principle, net of tax (note 1)	—	141,677	—

Net earnings	$5,054,655	4,578,222	3,014,014

Earnings per share before change in accounting principle – basic	$1.30	1.14	0.77
Cumulative effect of change in accounting principle	—	0.03	—
Earnings per share – basic	1.30	1.17	0.77
Earnings per share before change in accounting principle – diluted	1.30	1.14	0.77
Cumulative effect of change in accounting principle	—	0.03	—
Earnings per share – diluted	1.30	1.17	0.77
Weighted average shares outstanding – basic	3,894,649	3,908,084	3,924,573
Weighted average shares outstanding – diluted	3,894,925	3,908,084	3,924,573

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2002, 2001, and 2000

						Accumulated other comprehensive income (loss)
				Additional paid-in capital
	Comprehensive income	Common stock			Retained earnings		Treasury stock	Total

		Shares	Amount

Balances at December 31, 1999		3,957,135	$39,571	3,707,472	26,743,281	(1,834,128)	(214,599)	28,441,597

Comprehensive income:
Net earning	$3,014,014	—	—	—	3,014,014	—	—	3,014,014
Other comprehensive income due to unrealized gain on investment securities available for sale, net (note 9)	1,919,275	—	—	—	—	1,919,275	—	1,919,275

Total comprehensive income	$4,933,289

Cash dividends paid ($0.40 per share)		—	—	—	(1,569,829)	—	—	(1,569,829)

Balances at December 31, 2000		3,957,135	39,571	3,707,472	28,187,466	85,147	(214,599)	31,805,057
Comprehensive income:
Net earning	$4,578,222	—	—	—	4,578,222	—	—	4,578,222
Other comprehensive income due to unrealized gain on investment securities available for sale, net (note 9)	1,351,733	—	—	—	—	1,351,733	—	1,351,733

Total comprehensive income	$5,929,955

Cash dividends paid ($0.40 per share)					(1,562,819)	—	—	(1,562,819)
Purchase of treasury stock (29,955 shares)		—	—	—	—	—	(338,260)	(338,260)

Balances at December 31, 2001		3,957,135	39,571	3,707,472	31,202,869	1,436,880	(552,859)	35,833,933
Comprehensive income:
Net earning	$5,054,655	—	—	—	5,054,655	—	—	5,054,655
Other comprehensive income due to unrealized gain on investment securities available for sale, net (note 9)	$405,219	—	—	—	—	405,219	—	405,219

Total comprehensive income	$5,459,874

Cash dividends paid ($0.44 per share)		—	—	—	(1,713,654)	—	—	(1,713,654)

Sale of treasury stock (200 shares)		—	—	971	—	—	1,300	2,271

Balances at December 31, 2002		3,957,135	$39,571	3,708,443	34,543,870	1,842,099	(551,559)	39,582,424

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$5,054,655	4,578,222	3,014,014
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of accounting change for derivative instruments and hedging activities	—	(141,677)	—
Depreciation and amortization	490,749	463,842	504,555
Net (accretion) amortization of investment security discounts/premiums	603,075	(136,417)	(629,128)
Provision for loan losses	1,680,000	3,555,000	2,622,098
Provision for losses on other real estate	—	—	55,775
Deferred tax expense	313,362	484,998	1,363,407
Loans originated for resale	(66,842,809)	(45,376,207)	(16,432,623)
Proceeds from sale of loans originated for resale	70,358,000	43,378,889	16,534,936
Loss on sale of premises and equipment	44,522	12,153	11,703
(Gain) loss on sale and calls of investment securities	(492,776)	22,144	(59,311)
Gain on exchange of privately-held stock investment	—	(1,548,340)	—
Loss (gain) on sale of other real estate	73,350	33,283	(265)
Gain on change in fair value of derivatives	—	(272,000)	—
Decrease (increase) in interest receivable	132,080	650,608	(802,558)
Increase in other assets	(1,003,800)	(8,996,900)	(1,898,263)
(Decrease) increase in interest payable	(491,587)	504,533	1,004,664
(Decrease) increase in accrued expenses and other liabilities	943,907	(991,268)	172,036

Net cash provided by (used in) operating activities	10,862,728	(3,779,137)	5,461,040

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	16,892,073	46,532,577	2,979,308
Proceeds from maturities/calls/paydowns of investment securities available for sale	62,340,614	26,355,701	9,480,528
Purchases of investment securities available for sale	(126,415,939)	(119,593,961)	(26,189,957)
Proceeds from sale of investment security held to maturity	—	—	235,314
Proceeds from maturities/calls/paydowns of investment securities held to maturity	8,304,280	10,938,449	6,035,356
Purchases of investment securities held to maturity	—	—	(22,516,052)
Proceeds from termination of interest rate swap	—	490,083	—
Net decrease (increase) in loans	4,850,211	(9,723,445)	(6,702,813)
Purchases of premises and equipment	(386,030)	(456,220)	(198,444)
Proceeds from sale of premises and equipment and other real estate	1,585,380	381,388	1,523,417
Additions to rental property	(82,255)	(75,857)	(22,306)
Net decrease (increase) in interest-earning deposits with other banks	255,341	(407,617)	823,627
Investment in FHLB stock	—	(245,600)	(93,600)

Net cash used in investing activities	(32,656,325)	(45,804,502)	(34,645,622)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	$4,675,476	5,250,959	4,424,743
Net increase in interest-bearing deposits	20,848,374	48,775,361	16,494,697
Net increase (decrease) in securities sold under agreements to repurchase	1,853,456	5,747,317	(1,477,824)
Borrowings from FHLB	—	10,000,000	13,000,000
Repayments to FHLB	(118,251)	(5,118,249)	(11,118,250)
Repayments of other borrowed funds	(26,507)	(21,050)	(22,255)
Sale (purchase) of treasury stock	2,271	(338,260)	—
Dividends paid	(1,713,654)	(1,562,819)	(1,569,829)

Net cash provided by financing activities	25,521,165	62,733,259	19,731,282

Net increase (decrease) in cash and cash equivalents	3,727,568	13,149,620	(9,453,300)
Cash and cash equivalents at beginning of year	31,068,717	17,919,097	27,372,397

Cash and cash equivalents at end of year	$34,796,285	31,068,717	17,919,097

Supplemental information on cash payments:
Interest paid	$13,854,400	15,533,207	16,637,437
Income taxes paid	2,189,835	1,578,399	770,411
Supplemental information on noncash transactions:
Real estate acquired through foreclosure	1,192,893	1,011,003	1,943,024
Loans to facilitate the sale of other real estate	—	444,625	27,500

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(1)       Summary of Significant Accounting Policies

Auburn National Bancorporation, Inc. (the Company) provides a full range of banking services to individual and corporate customers in Lee County, Alabama and surrounding counties through its subsidiary, AuburnBank (the Bank). The Company and the Bank are subject to competition from other financial institutions. The Company and the Bank are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The Company does not have any segments other than banking that are considered material.

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

Material estimates that are particularly susceptible to significant change in the near–term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties that serve as collateral.

Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Bank’s real estate loans are secured by real estate located principally in Lee County, Alabama and surrounding areas. In addition, the foreclosed real estate owned by the Bank is located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area.

(b)     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, AuburnBank.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(c)     Cash Equivalents

Cash equivalents include amounts due from banks and federal funds sold. Federal funds are generally sold for one–day periods.

(d)     Investment Securities

The Company accounts for investment securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities whereby investment securities are classified in one of three portfolios: (i) trading account securities, (ii) held to maturity securities, and (iii) securities available for sale. Trading account securities are stated at fair value. The Company does not have trading account securities. Investment securities held to maturity are those for which the Company has both the intent and ability to hold until maturity and are stated at cost adjusted for amortization of premiums and accretion of discounts. Investment securities available for sale are stated at fair value with any unrealized gains and losses reported as a separate component of stockholders’ equity, net of taxes, until realized.

Accretion of discounts and amortization of premiums are calculated on the straight–line method over the anticipated life of the security, taking into consideration prepayment assumptions. Gains and losses from the sale of investment securities are computed under the specific identification method.

A decline in the fair value below cost of any available for sale or held to maturity security that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

(e)     Loans

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity are recorded at principal amounts outstanding, net of unearned income and allowance for loan losses. Interest on loans is credited to income on the simple interest method.

It is the policy of the Company to discontinue the accrual of interest when principal or interest payments become more than ninety days delinquent. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are recorded on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. Under the provisions of SFAS No. 114 and SFAS No. 118, management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is also considered impaired if its terms are modified in a troubled debt restructuring

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

and the restructuring agreement specifies an interest rate below the rate that the Company is willing to accept for a new loan with comparable risk. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate, unless the loan is collateral–dependent, for which the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

The Company originates mortgage loans to be held for sale only for loans that have been pre–approved by the investor. The Company bears minimal interest rate risk on these loans. Such loans are stated at the lower of cost or aggregate fair value.

(f)      Allowance for Loan Losses

The amount of provision for loan losses charged to earnings is based on actual loss experience, periodic specific reviews of significant and nonperforming loan relationships, and management’s evaluation of the loan portfolio under current economic conditions. Such provisions, adjusted for loan charge–offs and recoveries, comprise the allowance for loan losses. Provision amounts are largely determined based on loan classifications determined through credit quality reviews using estimated loss factors based on historical loss experience. Such loss factors are adjusted periodically based on changes in loss experience. Loans are examined for credit quality, documentation, and financial information annually by a qualified nonemployee loan review examiner.

Loans are charged against the allowance when management determines such loans to be uncollectible. Subsequent recoveries are credited to the allowance.

(g)     Premises and Equipment

Land is stated at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on both the double–declining balance and straight–line methods for buildings and principally on a straight–line method for furniture, fixtures, and equipment over the estimated useful lives of the assets, which range from three to 39 years.

(h)     Rental Property

Rental property consists of land; buildings; and furniture, fixtures, and equipment which are rented by the Company to the Bank and the general public. Rental property is stated at cost less accumulated depreciation. Depreciation is computed on both the double–declining balance and straight–line

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

methods for buildings and principally on a straight–line method for furniture, fixtures, and equipment over the shorter of estimated useful lives of the assets or the lease period.

(i)      Other Real Estate

Real estate acquired through foreclosure or in lieu of foreclosure is carried at the lower of cost or fair value, as determined by independent appraisals, adjusted for estimated selling costs. Any write–down at the time of foreclosure is charged to the allowance for loan losses. Subsequent declines in fair value below acquisition cost and gains or losses on the sale of these properties are credited or charged to earnings.

(j)      Derivative Financial Instruments and Hedging Activities

As part of its overall interest rate risk management activities, the Company utilizes derivative instruments (i) to modify the repricing characteristics of assets and liabilities and (ii) to hedge the fair value risk of fixed–rate liabilities. The primary instruments utilized by the Company are interest rate swaps and interest rate floor and cap arrangements. The fair value of these derivative financial instruments is based on dealer quotes or third–party financial models and are recorded as assets or liabilities and are recognized on the balance sheet at their fair value.

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS No. 137 and SFAS No. 138, which establishes the accounting and reporting standards for derivatives and hedging activities. Under SFAS No. 133 the accounting for changes in fair value of a derivative instrument depends on whether it has been designated as a hedge of the fair value of a recognized asset or liability (fair value hedge), or a hedge of the variability of a floating rate asset or liability (cash flow hedge), or a foreign–currency fair value or cash flow hedge.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge along with the gain or loss on the hedged asset or liability that are attributable to the risk being hedged is recognized in earnings in the period of change. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is recorded initially as a component of accumulated other comprehensive income, and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss, are reported in earnings immediately. If the derivative instrument is not designated as a hedge, the gain or loss would be recognized in earnings in each period. The adoption of SFAS No. 133 resulted in a $141,677 cumulative effect adjustment for the change in accounting principle, net of tax.

The net settlement on the Company’s fair value hedges is recorded in earnings on an accrual basis. The Company has no cash flow hedges at December 31, 2002 or 2001.

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

December 31, 2002, 2001, and 2000

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

(l)      Earnings per Share

Basic earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company reserved 75,000 shares of common stock in May 1994 for issuance under stock option plans. During 2002, the Company granted 3,000 options with an exercise price of $11.35 which was equal to the closing market price on the date of grant. No options were granted in years previous to 2002.

A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three years ended December 31 is as follows:

	2002	2001	2000

Basic:
Net income	$5,054,655	4,578,222	3,014,014
Average common shares outstanding	3,894,649	3,908,084	3,924,573

Earnings per share	$1.30	1.17	0.77

Diluted:
Net income	$5,054,655	4,578,222	3,014,014
Average common shares outstanding	3,894,649	3,908,084	3,924,573
Dilutive effect of options issued	276	—	—

Average diluted shares outstanding	3,894,925	3,908,084	3,924,573

Earnings per share	$1.30	1.17	0.77

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(m)    Stock–based compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for employee stock compensation plans and, accordingly, does not recognize compensation cost for stock options granted when the option price is greater than or equal to the underlying stock price. This accounting method is referred to as the intrinsic value method. The Company provides the pro–forma disclosures of SFAS No. 123, Accounting for Stock–Based Compensation, as amended by SFAS No. 148 (discussed in note 1(n) below), using the fair value method of accounting for stock–based compensation.

The Company granted 3,000 options on January 1, 2002 with an exercise price of $11.35 which was equal to the closing market price on the date of grant. Each option had a fair value of $5.47. These options vested on the date of grant and expire on December 31, 2005. During 2002, 200 options were exercised. At December 31, 2002, 2800 options were outstanding with a remaining contractual life of three years.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock–based employee compensation:

	2002	2001	2000

	(In thousands, except per share data)
Net earnings – as reported	$5,054,655	4,436,545	3,014,014
Deduct:
Total stock–based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,846	—	—

Net earnings – pro forma	$5,044,809	4,436,545	3,014,014

Earnings per share – as reported
Basic	$1.30	1.17	0.77
Diluted	1.30	1.17	0.77
Earnings per share – pro forma
Basic	$1.30	1.17	0.77
Diluted	1.30	1.17	0.77

The fair value of the option grant is estimated on the date of grant using the Black–Scholes option–pricing model with the following assumptions:

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

Expected stock price volatility	71.78%
Risk free interest rate	2.18%
Expected life of options	3 years
Dividend yield	3.29%

(n)     Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 144. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives.

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002. As the Company has no goodwill or significant identifiable intangibles as of January 1, 2002, the adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 applies to legal obligations associated with the retirement of long–lived assets that result from the acquisition, construction, development and/or the normal operation of a long–lived asset, except for certain lease obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long–lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long–lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. SFAS

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, in April 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking–Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishments of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This statement also amends SFAS 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale–leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The adoption of SFAS No. 145 did not have a material effect on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the consolidated financial statements.

The FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, in October 2002. SFAS No. 147 removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets, to include in its scope long–term customer relationship intangible assets of financial institutions. The provisions of this statement were effective October 1, 2002, with earlier adoption permitted. SFAS No. 147 did not have a material effect on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 148, Accounting for Stock–Based Compensation — Transition and Disclosure in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock–based employee compensation and the effect of the method used on reported results. Finally, this statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This statement is effective for fiscal and interim periods ending after December 15, 2002.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

The FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect FIN 45 to have a material impact on the financial condition or results of operations of the Company.

The FASB issued FIN 46, Consolidation of Variable Interest Entities, in January 2003, which clarifies the application of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect it to have a material impact on the financial condition or results of operations of the Company.

(o)     Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

(2)       Cash and Due from Banks

The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve Board requirements. The amounts of those required balances as of December 31, 2002 and 2001 were approximately $7,810,000 and $6,778,000, respectively.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(3)       Investment Securities

The amortized cost and fair value of investment securities at December 31, 2002, were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investment securities held to maturity:
U.S. government agencies, excluding mortgage-backed securities	$5,000,000	62,500	—	5,062,500
State and political subdivisions	564,000	—	—	564,000
Collateralized mortgage obligations	873,018	28,745	—	901,763
Mortgage-backed securities	1,491,438	59,822	20	1,551,240

	$7,928,456	151,067	20	8,079,503

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$38,726,325	840,684	—	39,567,009
State and political subdivisions	3,548,207	138,002	—	3,686,209
Corporate securities	2,500,000	—	—	2,500,000
Collateralized mortgage obligations	62,545,021	630,594	51,560	63,124,055
Mortgage-backed securities	71,576,644	1,719,030	7	73,295,667
Equity securities	1,023,433	—	206,579	816,854

	$179,919,630	3,328,310	258,146	182,989,794

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

The amortized cost and fair value of investment securities at December 31, 2001 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Investment securities held to maturity:
U.S. government agencies, excluding mortgage-backed securities	$7,290,555	336,760	—	7,627,315
State and political subdivisions	615,000	—	—	615,000
Collateralized mortgage obligations	4,914,771	182,034	—	5,096,805
Mortgage-backed securities	3,344,122	95,874	—	3,439,996

	$16,164,448	614,668	—	16,779,116

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$24,505,741	778,681	8,286	25,276,136
State and political subdivisions	3,391,097	24,615	22,651	3,393,061
Asset-backed securities	1,292,580	6,601	—	1,299,181
Collateralized mortgage obligations	52,129,133	531,627	137,834	52,522,926
Mortgage-backed securities	49,987,002	571,238	177,747	50,380,493
Equity securities	1,609,413	828,556	—	2,437,969

	$132,914,966	2,741,318	346,518	135,309,766

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

The amortized cost and fair value of investment securities at December 31, 2002, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Fair value

Investment securities held to maturity:
Due after one year through five years	$185,000	185,000
Due after ten years	5,379,000	5,441,500
Mortgage-backed securities	1,491,438	1,551,240
Collateralized mortgage obligations	873,018	901,763

Total	$7,928,456	8,079,503

Investment securities available for sale:
Due within one year	$6,057,678	6,156,250
Due after one year through five years	14,819,088	15,015,236
Due after five years through ten years	19,186,133	19,786,662
Due after ten years	2,211,633	2,295,070

Subtotal	42,274,532	43,253,218
Corporate securities	2,500,000	2,500,000
Mortgage-backed securities	71,576,644	73,295,667
Collateralized mortgage obligations	62,545,021	63,124,055
Equity securities	1,023,433	816,854

Total	$179,919,630	182,989,794

Proceeds from the sale of investment securities available for sale during the years ended December 31, 2002, 2001, and 2000 were $16,892,073, $46,532,577, and $2,979,308, respectively. Gross gains of $492,776, $4,114, and $44,883 were realized on the sales for the years ended December 31, 2002, 2001, and 2000, respectively. Gross losses of $21,282 were realized on the sales for the year ended December 31, 2001.

During 2001, the Company exchanged its ownership interest in a privately held entity for common shares of a publicly traded entity as part of the sale of the privately held entity and recognized a gain of $1,548,340. Upon the exchange of ownership interest, the Company reclassified this investment from other assets to available for sale securities.

During the fourth quarter of 2000, the Company sold a held to maturity security with an amortized cost of $229,335 for a realized gain of $5,979. The Company sold the security in anticipation of a call that occurred in early 2001. The Company recognized a loss of $4,976 during 2001 and a gain of $8,449 during 2000, as a result of calls of held to maturity securities. There were no sales of investment securities held to maturity during the years ended December 31, 2002 and 2001.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

Investment securities with an aggregate carrying value of $153,591,937 and $105,374,190 at December 31, 2002 and 2001, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

The Company maintains a diversified investment portfolio, including held to maturity and available–for–sale securities, with limited concentration in any given region, industry, or economic characteristic.

Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $2,672,200 at December 31, 2002 and 2001.

(4)       Loans

At December 31, 2002 and 2001, the composition of the loan portfolio was as follows:

	2002	2001

Commercial, financial, and agricultural	$56,489,860	63,158,540
Leases – commercial	7,127,939	8,112,728
Real estate – construction:
Commercial	1,392,022	3,561,645
Residential	4,768,047	7,931,822
Real estate – mortgage:
Commercial	124,489,627	112,075,119
Residential	46,105,099	51,806,165
Real estate – held for sale	6,015,907	9,531,098
Consumer installment	13,971,369	15,656,828

Total loans	260,359,870	271,833,945
Less allowance for loan losses	5,104,165	5,339,945

Loans, net	$255,255,705	266,494,000

During 2002 and 2001, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2002 and 2001 amounted to $6,395,552 and $6,257,093, respectively. The change from 2001 to 2002 reflects payments of $2,408,532 and advances of $2,546,991. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000

Balance at beginning of year	$5,339,945	3,634,442	3,774,523
Provision charged to earnings	1,680,000	3,555,000	2,622,098
Loan recoveries	357,341	121,128	352,762
Loans charged off	(2,273,121)	(1,970,625)	(3,114,941)

Balance at end of year	$5,104,165	5,339,945	3,634,442

At December 31, 2002 and 2001, the Company had $5,280,970 and $10,164,118, respectively, of impaired loans. Impaired loans at December 31, 2002 and 2001 in the amount of $5,280,970 and $8,908,404, respectively, have a related valuation allowance of $861,205 and $1,412,706 at December 31, 2002 and 2001, respectively. Impaired loans at December 31, 2001 in the amount of $1,255,714 have no related valuation allowance.

For the years ended December 31, 2002, 2001, and 2000, the average recorded investment in impaired loans was $7,197,165, $8,738,654, and $7,482,538, respectively. The amount of interest income on impaired loans recognized during 2002, 2001, and 2000 amounted to $135,385, $119,854 and $94,519, respectively.

Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $2,532,038 and $11,680,010 at December 31, 2002 and 2001, respectively. Nonaccrual loans were $2,532,038, $10,211,279, and $7,792,049 at December 31, 2002, 2001, and 2000, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $462,000, $528,000, and $826,000, in 2002, 2001, and 2000, respectively.

The board of directors of the Company has entered into a board resolution to strengthen asset quality, credit administration, and credit underwriting, as well as liquidity, which has been agreed to by the Company’s regulators. The Company currently reports progress under the resolution to the regulators on a quarterly basis.

The Company had approximately $582,000 and $1,026,000 in real estate acquired by foreclosure at December 31, 2002 and 2001, respectively.

The Company’s loan servicing portfolio consisted of 1,188 loans with an outstanding balance of $107,671,929; 1,018 loans with an outstanding balance of $81,845,024 and 930 loans with an outstanding balance of $72,770,862, as of December 31, 2002, 2001, and 2000, respectively.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(5)       Premises and Equipment

Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Land	$407,747	407,747
Buildings	2,970,259	2,988,204
Furniture, fixtures, and equipment	4,166,393	3,859,645

Total premises and equipment	7,544,399	7,255,596
Less accumulated depreciation	4,389,457	4,043,439

	$3,154,942	3,212,157

(6)       Interest–Bearing Deposits

At December 31, 2002 and 2001, the composition of interest–bearing deposits was as follows:

	2002	2001

NOW, Super NOW, and Automatic Transfer Service	$68,949,676	59,704,861
Money market	72,188,963	70,999,655
Savings	14,933,248	13,702,841
Certificates of deposit under $100,000	89,748,718	87,821,030
Certificates of deposit and other time deposits of $100,000 and over	96,151,878	88,895,722

	$341,972,483	321,124,109

Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $3,029,000, $3,378,000, and $4,543,000, in 2002, 2001, and 2000, respectively.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 2002.

Years ending December 31:

2003	$45,944,804
2004	28,957,652
2005	13,370,585
2006	4,623,369
2007	3,255,468

$96,151,878

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

During 2002 and 2001, certain executive officers and directors of the Company and Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits of these persons at December 31, 2002 and 2001 amounted to $5,118,042 and $3,983,355, respectively.

(7)       Securities Sold Under Agreements to Repurchase

The securities sold under agreements to repurchase at December 31, 2002 and 2001 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage–backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under agreements to repurchase as of and for the years ended December 31, 2002, 2001, and 2000.

	2002	2001	2000

Weighted average borrowing rate at year end	1.19%	1.75%	5.95%

Weighted average borrowing rate during the year	1.60%	3.40%	6.69%

Average daily balance during the year	$3,265,000	3,178,000	4,678,000

Maximum month-end balance during the year	11,989,000	10,136,000	6,746,000

(8)       Other Borrowed Funds

Other borrowed funds at December 31, 2002 and 2001 consisted of the following:

	Maturity date	Interest rate	2002	2001

Federal Home Loan Bank borrowings	March 2003	5.79%	$25,000	125,000
	February 2004	4.88%	5,000,000	5,000,000
	January 2008	5.46%	5,000,000	5,000,000
	March 2008	5.51%	5,000,000	5,000,000
	June 2008	5.51%	10,000,000	10,000,000
	April 2009	5.26%	5,000,000	5,000,000
	February 2010	5.80%	8,000,000	8,000,000
	November 2010	5.89%	5,000,000	5,000,000
	January 2011	5.50%	5,000,000	5,000,000
	August 2011	4.88%	5,000,000	5,000,000
	February 2017	6.64%	260,005	278,256
Notes payable	February 2003	3.00%	934	6,536
	June 2004	6.63%	150,544	171,449

			$53,436,483	53,581,241

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

Required annual principal payments on long–term debt for years subsequent to December 31, 2002 are as follows:

2003	$64,572
2004	5,148,406
2005	18,250
2006	18,250
2007	18,250
Thereafter	48,168,755

Total	$53,436,483

On October 8, 2002, the FHLB reduced the Bank’s available line of credit from 16% to 10% of the Bank’s total assets. This resulted in a decrease in the line of credit from $75,039,000 at December 31, 2001 to approximately $50,241,000 at December 31, 2002. On October 8, 2002, the available line of credit was less than the amount outstanding. Once the Bank repays the advance below the available line of credit, the Bank will be limited to advances equal to 10% of the Bank’s total assets. Interest expense on FHLB advances was $2,946,247, $2,795,007, and $2,467,523 in 2002, 2001, and 2000, respectively. All interest rates on outstanding advances are fixed interest rates. The advances and line of credit are collateralized by the Bank’s investment in the stock of the FHLB, all eligible first mortgage residential loans, and investment securities totaling $19,072,935, which are sufficient to draw the full line of credit.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(9)       Comprehensive Income (Loss)

The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended December 31, 2002, 2001, and 2000.

	Pretax amount	Tax (expense) benefit	Net of tax amount

2002:
Net unrealized holding gains on investment securities available for sale arising during the year	$1,168,140	(467,255)	700,885
Reclassification adjustment for net gains realized in net income	492,776	(197,110)	295,666

Other comprehensive income	$675,364	(270,145)	405,219

2001:
Net unrealized holding gains on investment securities available for sale arising during the year	$2,235,718	(894,283)	1,341,435
Reclassification adjustment for net losses realized in net income	(17,168)	6,870	(10,298)

Other comprehensive income	$2,252,886	(901,153)	1,351,733

2000:
Net unrealized holding gains on investment securities available for sale arising during the year	$3,243,677	(1,297,472)	1,946,205
Reclassification adjustment for net gains realized in net income	44,883	(17,953)	26,930

Other comprehensive income	$3,198,794	(1,279,519)	1,919,275

(10)     Income Tax Expense

Total income tax expense for the years ended December 31, 2002, 2001, and 2000 was allocated as follows:

	2002	2001	2000

Income from continuing operations	$2,084,653	1,880,899	1,432,279
Cumulative effect of change in accounting principle	—	93,323	—
Stockholders’ equity, for accumulated other comprehensive income	270,145	901,153	1,279,519

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

For the years ended December 31, 2002, 2001, and 2000 the components of income tax expense from continuing operations were as follows:

	2002	2001	2000

Current income tax expense (benefit):
Federal	$1,771,291	1,422,534	68,872
State	—	(26,633)	—

Total	1,771,291	1,395,901	68,872

Deferred income tax expense (benefit):
Federal	364,702	417,716	1,354,103
State	(51,340)	67,282	9,304

Total	313,362	484,998	1,363,407

	$2,084,653	1,880,899	1,432,279

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2002	2001	2000

Income tax expense at statutory rate	$2,427,365	2,147,931	1,511,740
Increase (decrease) resulting from:
Tax-exempt interest	(58,281)	(28,075)	(16,829)
State income taxes net of Federal income tax effect	(33,884)	26,829	6,141
Low-income housing credit	(227,823)	(229,290)	—
Dividends received deduction	(9,525)	(8,187)	(40,435)
Other	(13,199)	(28,309)	(28,338)

	$2,084,653	1,880,899	1,432,279

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:
Loans, principally due to allowance for loan losses	$829,180	1,164,999
Principal amortization of leases	455,026	91,117
Other	128,600	61,972

Total gross deferred tax assets before valuation allowance	1,412,806	1,318,088
Valuation allowance	—	—

Total deferred tax assets	1,412,806	1,318,088

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation	1,679,003	674,264
Investments, principally due to discount accretion	165,612	114,276
Basis difference in equity investment	363,257	567,730
FHLB stock dividend	16,758	16,758
Prepaid expenses	71,993	63,983
Loans, principally due to differences in deferred loan fees	70,062	61,464
Unrealized gain on investment securities available for sale	1,228,065	957,920
Deferred REIT income	750,614	1,172,560
Other	21,320	59,504

Total deferred tax liabilities	4,366,684	3,688,459

Net deferred tax liability	$(2,953,878)	(2,370,371)

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

(11)     Retirement Plans

The Bank has a defined contribution retirement plan that covers substantially all employees. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $89,353, $87,882, and $91,611, in 2002, 2001, and 2000, respectively, and are included in salaries and benefits expense.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(12)     Guarantees, Derivatives, and Contingent Liabilities

Off–Balance–Sheet Commitments

The Company is a party to financial instruments with off–balance–sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on–balance–sheet instruments.

The financial instruments whose contract amounts represent credit risk as of December 31, 2002 are as follows:

Commitments to extend credit	$33,019,153
Standby letters of credit	6,020,616

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

Derivatives

The Bank enters into interest rate protection contracts to help manage the Bank’s interest rate exposure. These contracts can include interest rate swaps, caps, and floors. Interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts but also the risk associated with the movements in interest rates. These risks are considered in the Bank’s overall asset liability management program. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. At December 31, 2002 and 2001, the Company had one interest rate swap with a notional amount of $5,000,000. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract.

In February 2000, the Bank entered into an interest rate swap with respect to $10,000,000 in variable rate loans. This agreement allowed the Bank to receive fixed–interest payments at 9.80% per annum and to pay a variable rate equal to prime. The purpose of this contract was to reduce interest rate exposure to variable assets in a low–interest rate environment. During 2001, the Bank recorded a gain of $238,000 due to change in fair value of this interest rate swap. This contract, which was not specifically designated as a hedging instrument, was terminated during 2001 for an additional gain of $34,000.

In 1999, the Bank entered into four interest rate swaps with respect to various fixed rate certificates of deposit. These agreements allowed the Bank to receive fixed interest payments at rates ranging from 5.44% to 7.75% per annum and to pay a variable rate equal to three–month LIBOR in the case of two swaps, and three–month LIBOR plus three basis points in the case of two swaps. The purpose of these contracts was to hedge the fair value risk of fixed–rate liabilities. Three of these contracts with the total notional value of $20,000,000 were terminated during 2001. There was no significant gain or loss resulting from these terminations.

The following table summarizes information on the outstanding interest rate swap at December 31, 2002:

	(In thousands)			Weighted average rate during year		Weighted average remaining life (years)

	Notional amount	Carrying value	Estimated fair value	Received	Paid (1)

Swap:
Over one year through five years	$5,000	262	262	5.68	1.91	1.33

   (1)    The interest rate protection contract above reprices quarterly. The variable pay rate is based upon the three–month LIBOR.

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

(13)     Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

(a)     Cash, Cash Equivalents, and Interest–Earning Deposits with Other Banks

Fair value equals the carrying value of such assets.

(b)     Investment Securities

The fair value of investment securities is based on quoted market prices.

(c)     Loans

The fair value of loans is calculated using discounted cash flows. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

(d)     Derivatives

Fair value of interest rate swaps is based on prices quoted by the counterparty. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the creditworthiness of the counterparties.

(e)     Deposits

As required by SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest–bearing demand deposits, NOW accounts, savings, and money market deposit accounts, is equal to the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

(f)      Short–term Borrowings

The fair values of federal funds purchased, securities sold under agreements to repurchase, and other short–term borrowings approximate their carrying value.

(g)     Long–term Borrowings

The fair value of the Company’s fixed rate long–term debt is estimated using discounted cash flows based on estimated current market rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate long–term debt approximates its fair value.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, an 2000

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets:
Cash and short-term investments	$35,395	35,395	31,922	31,922
Investment securities	190,918	191,069	151,474	152,089
Loans, net of allowance for loan losses	255,256	261,737	266,494	295,647

Financial liabilities:
Deposits	395,191	395,617	369,668	371,293
Short-term borrowings	11,989	11,989	10,136	10,136
Long-term borrowings	53,436	59,502	53,581	66,245

Interest rate contracts:
Swaps	262	262	204	204

(14)     Common Stock and Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance–sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, based on its most recent notification, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, an 2000

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2002 and 2001 are as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized underprompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Auburn National Bancorporation, Inc.
As of December 31, 2002

Total capital (to risk-weighted assets)	$41,432	13.75%	24,114	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	37,648	12.49%	12,057	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	37,648	7.62%	20,201	4.00%	N/A	N/A
As of December 31, 2001
Total capital (to risk-weighted assets)	37,998	12.48%	24,348	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	33,801	11.11%	12,174	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	33,801	7.36%	18,933	4.00%	N/A	N/A
AuburnBank
As of December 31, 2002
Total capital (to risk-weighted assets)	39,029	13.05%	23,910	8.00%	29,887	10.00%
Tier I risk-based capital (to risk-weighted assets)	35,276	11.79%	11,955	4.00%	17,932	6.00%
Tier I leverage capital (to average assets)	35,276	7.18%	20,096	4.00%	25,121	5.00%
As of December 31, 2001
Total capital (to risk-weighted assets)	35,320	11.70%	24,144	8.00%	30,180	10.00%
Tier I risk-based capital (to risk-weighted assets)	31,528	10.45%	12,072	4.00%	18,108	6.00%
Tier I leverage capital (to average assets)	31,528	6.92%	18,760	4.00%	23,450	5.00%

(15)     Dividends from Subsidiary

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2002, the Bank could have declared additional dividends of approximately $6,656,000 without prior approval of regulatory authorities. As a result of this limitation,

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, an 2000

approximately $30,554,000 of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

(16)     Supplemental Information

Components of other noninterest income exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2002, include:

	2002	2001	2000

Merchant discounts and fees on Master
Card and Visa sales	$1,493,740	1,179,391	1,003,988
Servicing fees	233,253	211,374	193,375
Rental income	162,096	155,954	144,232

Components of other noninterest expense exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2002, include:

	2002	2001	2000

Master Card and Visa processing fees	$1,599,341	1,239,288	1,044,251
Marketing	459,268	391,139	203,201
Computer software	473,923	405,526	343,206
Professional fees	360,149	325,907	355,922
Rental property	258,979	239,625	243,673

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(17)     Parent Company Financial Information

The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:

Parent Company Only
Condensed Balance Sheets
December 31, 2002 and 2001

	2002	2001

Assets
Cash and due from banks	$187,379	177,123
Investment securities held to maturity	185,089	230,969
Investment securities available for sale	816,854	2,437,969
Investment in bank subsidiary	37,209,808	32,467,644
Premises and equipment, net	1,622	10,787
Rental property, net	1,532,535	1,564,238
Other assets	435,286	117,169

Total assets	$40,368,573	37,005,899

Liabilities and Stockholders’ Equity
Other borrowed funds	$151,478	177,985
Accrued expenses and other liabilities	634,671	993,981

Total liabilities	786,149	1,171,966

Stockholders’ equity:
Preferred stock of $0.01 par value; Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value; Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,708,443	3,707,472
Retained earnings	34,543,870	31,202,869
Accumulated other comprehensive income	1,842,099	1,436,880
Less:
Treasury stock, at cost – 62,317 shares and 62,517shares for December 31, 2002 and 2001, respectively	(551,559)	(552,859)

Total stockholders’ equity	39,582,424	35,833,933

Total liabilities and stockholders’ equity	$40,368,573	37,005,899

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

Parent Company Only
Condensed Statements of Earnings
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Income:
Cash dividends from bank subsidiary	$1,711,838	1,850,000	1,660,000
Interest on investment securities:
Taxable	32	276	742
Tax-exempt	12,011	14,275	16,761
Gain on exchange of investment securities	—	1,548,340	—
Other income	379,108	374,211	510,621

Total income	2,102,989	3,787,102	2,188,124

Expense:
Interest on borrowed funds	8,700	14,159	12,953
Net occupancy expense	10,165	9,008	12,543
Salaries and benefits	3,502	8,335	373,547
Other	395,426	421,548	369,420

Total expense	417,793	453,050	768,463

Earnings before income tax expense (benefit) and equity in undistributed earnings of subsidiary	1,685,196	3,334,052	1,419,661
Applicable income tax expense (benefit)	(14,079)	558,590	(96,842)

Earnings before equity in undistributed earnings of subsidiary	1,699,275	2,775,462	1,516,503
Equity in undistributed earnings of bank subsidiary	3,355,380	1,802,760	1,497,511

Net earnings	$5,054,655	4,578,222	3,014,014

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

Parent Company Only
Condensed Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$5,054,655	4,578,222	3,014,014
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	123,123	111,429	107,285
Gain on exchange of investment securities	—	(1,548,340)	—
Equity in undistributed earnings of subsidiary	(3,355,380)	(1,802,760)	(1,497,511)
(Increase) decrease in other assets	(32,014)	(26,108)	14,756
Increase (decrease) in other liabilities	(5,863)	617,016	(91,367)

Net cash provided by operating activities	1,784,521	1,929,459	1,547,177

Cash flows from investing activities:
Proceeds from paydowns of investment securities held to maturity	—	5,143	4,574
Proceeds from calls of investment securities held to maturity	45,880	45,000	45,000
Purchase of premises and equipment	—	—	(3,996)
Additions to rental property	(82,255)	(75,857)	(22,306)

Net cash (used in) provided by investing activities	(36,375)	(25,714)	23,272

Cash flows from financing activities:
Repayments of other borrowed funds	(26,507)	(21,050)	(22,255)
Dividends paid	(1,713,654)	(1,562,819)	(1,569,829)
Sale (purchase) of treasury stock	2,271	(338,260)	—

Net cash used in financing activities	(1,737,890)	(1,922,129)	(1,592,084)

Net (decrease) increase in cash and cash equivalents	10,256	(18,384)	(21,635)
Cash and cash equivalents at beginning of year	177,123	195,507	217,142

Cash and cash equivalents at end of year	$187,379	177,123	195,507

(Continued)

(18)     Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2002 and 2001 is summarized as follows:

	Quarter ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Interest and dividend income	$6,828,167	7,192,515	7,121,179	6,609,995
Interest expense	3,367,202	3,341,030	3,321,601	3,151,630
Net interest income	3,460,965	3,851,485	3,799,578	3,458,365
Provision for loan losses	1,005,000	275,000	350,000	50,000
Net earnings	902,874	1,210,316	1,494,251	1,447,214
Net earnings per share – basic and diluted	0.23	0.31	0.38	0.38

	Quarter ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Interest and dividend income	$7,788,168	7,541,289	7,448,125	7,104,959
Interest expense	4,383,086	4,013,090	3,961,896	3,679,668
Net interest income	3,405,082	3,528,199	3,486,229	3,425,291
Provision for loan losses	1,235,000	375,000	425,000	1,520,000
Net earnings	1,716,909	1,206,112	1,060,502	594,699
Net earnings per share – basic and diluted	0.44	0.31	0.27	0.15

(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 28th day of March, 2003.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)
By:	/s/ E. L. SPENCER, JR.

E. L. Spencer, Jr. President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. L. SPENCER, JR.	President, CEO and Chairman of the Board	March 28, 2003

E. L. Spencer, Jr.

/s/ C. WAYNE ALDERMAN	Director of Financial Operations	March 28, 2003

C. Wayne Alderman

/s/ TERRY W. ANDRUS	Director	March 28, 2003

Terry W. Andrus

/s/ ANNE M. MAY	Director	March 28, 2003

Anne M. May

/s/ ROBERT W. DUMAS	Director	March 28, 2003

Robert W. Dumas

AUBURN NATIONAL BANCORPORATION, INC.

CERTIFICATION PURSUANT TO
RULE 13a -14 OF THE SECURITIES ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, E.L. Spencer, Jr., certify that:

1.         I have reviewed this Annual Report on Form 10-K of Auburn National Bancorporation, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ E.L. SPENCER, JR.

President, Chief Executive Officer and Chairman of the Board

AUBURN NATIONAL BANCORPORATION, INC.

CERTIFICATION PURSUANT TO
RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, C. Wayne Alderman, certify that:

1.         I have reviewed this Annual Report on Form 10-K of Auburn National Bancorporation, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ C. WAYNE ALDERMAN

Director of Financial Operations

AUBURN NATIONAL BANCORPORATION, INC.

EXHIBIT INDEX

Exhibit Number	Description

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. *

3.2.	Bylaws of Auburn National Bancorporation, Inc. **

10.1.	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. **

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987. **

21.1.	Subsidiaries of Registrant

23.1.	Consent of Accountants

99.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

______________

    *      Incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486).

    **    Incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180).