Form 10-Q
period 2003-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2003-05-14
CIK 750574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☒

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

☐

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period ___________________ to ___________________

Commission file number 0-26486

Auburn National Bancorporation, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	63-0885779 (I.R.S. Employer Identification No.)

100 N. Gay Street, Auburn, Alabama 36830
(Address of Principal Executive Offices)

(334)821-9200
(Issuer’s Telephone Number, Including Area Code)

___________________________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check whether the registrant is an accelerated filer.

Yes ☐No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2003: 3,894,818 shares of common stock, $.01 par value per share

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(Unaudited)

	3/31/2003	12/31/2002

Assets
Cash and due from banks	$18,368,497	16,964,285
Federal funds sold	8,834,000	17,832,000

Cash and cash equivalents	27,202,497	34,796,285

Interest-earning deposits with other banks	707,666	598,420
Investment securities held to maturity (fair value of $2,263,889 and $8,079,503 at March 31, 2003 and December 31, 2002, respectively)	2,175,277	7,928,456
Investment securities available for sale	201,439,056	182,989,794
Loans	259,309,553	260,359,870
Less allowance for loan losses	(4,834,744)	(5,104,165)

Loans, net	254,474,809	255,255,705

Premises and equipment, net	3,153,069	3,154,942
Rental property, net	1,506,819	1,532,535
Other assets	18,642,101	18,770,815

Total assets	$509,301,294	505,026,952

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$57,564,575	53,218,881
Interest-bearing	350,561,286	341,972,483

Total deposits	408,125,861	395,191,364
Securities sold under agreements to repurchase	2,764,327	11,989,334
Other borrowed funds	53,400,948	53,436,483
Accrued expenses and other liabilities	4,950,803	4,827,347

Total liabilities	469,241,939	465,444,528

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,708,443	3,708,443
Retained earnings	35,418,628	34,543,870
Accumulated other comprehensive income	1,444,272	1,842,099
Less treasury stock, 62,317 shares at March 31, 2003 and December 31, 2002, at cost	(551,559)	(551,559)

Total stockholders’ equity	40,059,355	39,582,424

Total liabilities and stockholders’ equity	$509,301,294	505,026,952

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY
Consolidated Statements of Earnings
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest and dividend income:
Loans, including fees	$4,239,102	4,722,610
Investment securities:
Taxable	2,086,438	2,074,780
Tax-exempt	48,184	42,116
Federal funds sold	35,617	55,334
Interest-earning deposits with other banks	2,976	15,853

Total interest and dividend income	6,412,317	6,910,693

Interest expense:
Deposits	2,229,580	2,611,736
Securities sold under agreements to repurchase	7,769	23,649
Other borrowings	727,738	731,817

Total interest expense	2,965,087	3,367,202

Net interest income	3,447,230	3,543,491
Provision for loan losses	225,000	1,005,000

Net interest income after provision for loan losses	3,222,230	2,538,491

Noninterest income:
Service charges on deposit accounts	363,102	333,963
Investment securities gains (losses), net	15,639	405,754
Other	1,234,159	780,745

Total noninterest income	1,612,900	1,520,462

Noninterest expense:
Salaries and benefits	1,182,822	1,162,061
Net occupancy expense	313,157	300,753
Other	1,449,442	1,393,315

Total noninterest expense	2,945,421	2,856,129

Earnings before income taxes	1,889,709	1,202,824
Income tax expense	547,573	299,950

Net earnings	$1,342,136	902,874

Basic and diluted earnings per share	$0.34	0.23

Weighted-average shares outstanding, basic	3,894,818	3,894,618

Weighted-average shares outstanding, diluted	3,895,130	3,894,618

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2003
(Unaudited)

		Common stock

	Comprehensive income	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total

Balances at December 31, 2002		3,957,135	$39,571	3,708,443	34,543,870	1,842,099	(551,559)	39,582,424
Comprehensive income:
Net earnings	$1,342,136	—	—	—	1,342,136	—	—	1,342,136
Other comprehensive income due to change in unrealized gain on investment securities available for sale, net	(397,827)	—	—	—	—	(397,827)	—	(397,827)

Total comprehensive income	$944,309

Cash dividends paid ($0.12 per share)		—	—	—	(467,378)	—	—	(467,378)

Balances at March 31, 2003		3,957,135	$39,571	3,708,443	35,418,628	1,444,272	(551,559)	40,059,355

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net earnings	$1,342,136	902,874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	172,121	135,633
Net amortization of premiums/discounts on investment securities	329,408	118,236
Provision for loan losses	225,000	1,005,000
Gain on disposal of premises and equipment	(5,550)	—
Loss on sale of other real estate	—	53,994
Investment securities gains	(15,639)	(405,754)
(Increase)/decrease in interest receivable	(261,936)	262,453
Decrease/(increase) in other assets	488,915	(191,461)
Decrease in interest payable	(100,489)	(295,643)
Increase in accrued expenses and other liabilities	361,525	177,581

Net cash provided by operating activities	2,535,491	1,762,913

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	27,624,004	7,088,742
Proceeds from maturities/calls/paydowns of investment securities held to maturity	5,761,786	3,793,677
Proceeds from maturities/calls/paydowns of investment securities available for sale	27,366,045	10,906,118
Purchases of investment securities available for sale	(74,424,731)	(12,763,404)
Net decrease/(increase) in loans	555,896	(3,695,146)
Purchases of premises and equipment	(115,160)	(167,923)
Proceeds from the sale of premises and equipment	5,550	—
Net increase in interest-earning deposits with other banks	(109,246)	(1,533,869)

Net cash (used)/provided in investing activities	(13,335,856)	3,628,195

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,345,694	681,266
Net increase in interest-bearing deposits	8,588,803	9,693,638
Net decrease in securities sold under agreements to repurchase	(9,225,007)	(7,849,924)
Repayments to FHLB	(29,563)	(29,563)
Repayments of other borrowed funds	(5,972)	(4,109)
Dividends paid	(467,378)	(428,409)

Net cash provided by financing activities	3,206,577	2,062,899

Net (decrease)/increase in cash and cash equivalents	(7,593,788)	7,454,007
Cash and cash equivalents at beginning of period	34,796,285	31,068,717

Cash and cash equivalents at end of period	$27,202,497	38,522,724

Supplemental information on cash payments:
Interest paid	$3,065,576	3,662,845

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
March 31, 2003

Note 1 - General

The consolidated financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which Auburn National Bancorporation, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2 - Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended March 31, 2003 was $944,000 compared to a total comprehensive loss of $77,000 for the three months ended March 31, 2002.

Note 3 - Derivatives

As part of its overall interest rate risk management activities, the Company utilizes derivatives instruments to modify the repricing characteristics of on-balance sheet assets and liabilities. The primary instruments utilized by the Company are interest rate swaps and interest rate floor and cap arrangements. The fair value of these off-balance sheet derivative financial instruments are based on dealer quotes and third party financial models.

As of March 31, 2003, the Company had the following derivative instrument:

Interest Rate Swap (In Thousands)

Notional Amount	Estimated fair value	Pay Rate	Receive Rate

$5,000	224	Variable	5.68%

At March 31, 2003, the $5 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable.

Note 4 – Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 144. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives.

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002. As the Company has no goodwill or significant identifiable intangibles as of January 1,

2002, the adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 applies to legal obligations associated with the retirement of long–lived assets that result from the acquisition, construction, development and/or the normal operation of a long–lived asset, except for certain lease obligations. The adoption of SFAS No. 143 as of January 1, 2003 did not have a material effect on the financial condition or results of operations of the Company.

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

SFAS No. 144 improves financial reporting by requiring that one accounting model be used for long–lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 as of January 1, 2002 did not have a material effect on the financial condition or results of operations of the Company.

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

The FASB issued SFAS No. 148, “Accounting for Stock–Based Compensation — Transition and Disclosure” in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock–based employee compensation and the effect of the method used on reported results. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. This statement is effective for fiscal and interim periods ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 149, “Amendment of Statement 144 on Derivative Instruments and Hedging Activities” in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. Management does not expect SFAS No. 149 to have a material impact on the financial condition or results of operations of the Company.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2003 and 2002.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of the “Company” to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

•

the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

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

Summary

Net income of $1,342,000 for the quarter ended March 31, 2003 represented an increase of $439,000 (48.6%) from the Company’s net income of $903,000 for the same period of 2002. Basic and diluted net earnings per share increased $0.11 (47.8%) to $0.34 during the first quarter of 2003 from $0.23 for the first quarter of 2002. During the three month period ended March 31, 2003, compared to the same period of 2002, the Company experienced an increase in noninterest income and a decrease in the provision for loan losses. This was offset by a decrease in net interest income and an increase in noninterest expense. The net yield on total interest-earning assets decreased to 3.03% for the three months ended March 31, 2003 from 3.30% for the three months ended March 31, 2002. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities in lower yielding interest-earning assets. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $509,301,000 at March 31, 2003 represent an increase of $4,274,000 (0.8%) over total assets of $505,027,000, at December 31, 2002. This increase resulted primarily from an increase in investment securities available for sale offset by a decrease in cash and cash equivalents and investment securities held to maturity.

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

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $2,175,000 and $7,928,000 at March 31, 2003 and December 31, 2002, respectively. This decrease of $5,753,000 (72.6%) was primarily the result of a $5 million maturity of U.S. agency securities.

Investment securities available for sale increased $18,449,000 (10.1%) to $201,439,000 at March 31, 2003 from $182,990,000 at December 31, 2002. This increase is a result of purchases of $33,321,000 in U.S. agency securities, $22,471,000 in mortgage backed securities, $18,172,000 in CMOs and $460,000 in state and political subdivisions. These increases are offset by $27,366,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $5,090,000 of U.S. agency securities, $15,981,000 of CMOs, and $6,554,000 of mortgage backed securities were sold in the three months of 2003.

Federal funds sold decreased to $8,834,000 at March 31, 2003 from $17,832,000 at December 31, 2002. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $259,310,000 at March 31, 2003 reflected a decrease of $1,050,000 (0.4%) compared to the total loans of $260,360,000, at December 31, 2002. Overall, most of the loan categories decreased slightly; however, the Bank did experience growth in commercial real estate loans during the three months ended March 31, 2003. Commercial real estate, commercial, financial and agricultural, and residential real estate represented the majority of the loan portfolio with approximately 48.78%, 21.11% and 17.47% of the Bank’s total loans at March 31, 2003, respectively. The net yield on loans was 6.60% for the three months ended March 31, 2003 compared to 6.98% for the three months ended March 31, 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2003 and the year ended December 31, 2002.

	Three months ended March 31, 2003	Year ended December 31, 2002

	(In thousands)

Balance at beginning of period, January 1,	$5,104	$5,340

Charge-offs	527	2,273
Recoveries	33	357

Net charge-offs	494	1,916

Provision for loan losses	225	1,680

Ending balance	$4,835	$5,104

The allowance for loan losses was $4,835,000 at March 31, 2003 compared to $5,104,000 at December 31, 2002. Management believes that the current level of allowance (1.86% of total outstanding loans, at March 31, 2003) is adequate to absorb anticipated risks identified in the portfolio at that time.

Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the first quarter will place the allowance at a level sufficient to absorb probable loan losses in the portfolio as of March 31, 2003. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first three months of 2003, the Bank made $225,000 in provisions to the allowance for loan losses based on managem``ent’s assessment of the credit quality of the loan portfolio. For the three months ended March 31, 2003, the Bank had charge-offs of $527,000 and recoveries of $33,000.

Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $3,089,000 at March 31, 2003, an increase of 2.7% from the $3,114,000 of non-performing assets at December 31, 2002. This increase is due to a slight increase in accruing loans 90 days or more past due and other real estate owned. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $50,000 for the three months ended March 31, 2003.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	March 31, 2003	December 31, 2002

	(In thousands)

Nonaccrual loans	$2,386	2,532
Renegotiated loans	—	—
Other nonperforming assets (primarily other real estate)	668	582
Accruing loans 90 days or more past due	35	—

Total nonperforming assets	$3,089	3,114

Ratio of allowance for loan losses as a percent of total loans outstanding	1.86%	1.96%
Ratio of allowance for loan losses as a percent of nonaccrual loans, renegotiated loans and other nonperforming assets	158.32%	163.90%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the present loan repayment terms. At March 31, 2003, 90 loans totaling $10,447,000, or 4.0% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 98 loans totaling $11,574,000, or 4.4% of total loans outstanding, net of unearned income, at December 31, 2002. At March 31, 2003, the amount of impaired loans were $583,000, which included 3 loans to 1 borrower with a total valuation allowance of approximately $87,000. In comparison, at December 31, 2002, the Company had approximately $5,281,000 of impaired loans, which included 5 loans to 3 borrowers with a total valuation allowance of approximately $861,000.

Deposits

Total deposits increased $12,935,000 (3.3%) to $408,126,000 at March 31, 2003, as compared to $395,191,000 at December 31, 2002. Noninterest-bearing deposits increased $4,346,000 (8.2%) during the first three months of 2003, while total interest-bearing deposits increased $8,589,000 (2.5%) to $350,561,000 at March 31, 2003 from $341,972,000 at December 31, 2002. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first three months of 2003, the Bank primarily experienced increases in NOW accounts of $8,094,000 (11.7%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank’s overall cost of funds. The average rate paid on interest-bearing deposits was 2.61% for the three months ended March 31, 2003 compared to 3.27% for the same period of 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $40,059,000 at March 31, 2003, compared to $39,582,000 at December 31, 2002. This represents an increase of $477,000 (1.2%) during the first three months of 2003. Net earnings for the first three months of 2003 were $1,342,000 compared to $903,000 for the same period of 2002. In addition, the Company’s accumulated other comprehensive income was $1,444,000 at March 31, 2003 compared to $1,842,000 at December 31, 2002. This decrease was due to a decrease in the fair value of investment securities available for sale. During the first three months of 2003, cash dividends of $467,000 or $0.12 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	March 31, 2003	December 31, 2002

Return on average assets – annualized	1.08%	1.04%
Return on average equity – annualized	13.56%	13.66%

The Company’s Tier I leverage ratio was 7.69%, Tier I risk-based capital ratio was 12.69% and Total risk-based capital ratio was 13.94% at March 31, 2003. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first three months of 2003 was deposit growth. The Company used these funds primarily to purchase investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $53,255,000 at March 31, 2003.

Net cash provided by operating activities of $2,535,000 for the three months ended March 31, 2003, consisted primarily of net earnings. Net cash used in investing activities of $13,336,000 principally resulted from investment securities purchases of $74,425,000, offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $33,128,000 and proceeds from sale of investment securities available for sale of $27,624,000. The $3,207,000 in net cash provided by financing activities resulted primarily from an increase of $4,346,000 in non-interest bearing deposits and an increase in interest bearing deposits of $8,589,000. In addition, securities sold under agreements to repurchase decreased by $9,225,000 and the Company paid dividends of $467,000.

Interest Rate Sensitivity Management

At March 31, 2003, interest sensitive assets that repriced or matured within the next 12 months were $226,892,700 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $324,415,330. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $97,522,630 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.70%. This compares to a twelve month cumulative GAP position at December 31, 2002, of a negative $86,674,300 and a GAP ratio of 0.74%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at March 31, 2003 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 5.0% over 12 months. Economic Value of Equity would change less than 20%. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income increased $439,000 (48.6%) to $1,342,000 for the three month period ended March 31, 2003 compared to $903,000 for the same period of 2002. Basic and diluted net earnings per share were $0.34 and $0.23 for the first quarters of 2003 and 2002, respectively. During the three month period ended March 31, 2003 compared to the same period of 2002, the Company experienced an increase in noninterest income and a decrease in the provision for loan losses. This was offset by a decrease in net interest income and an increase in noninterest expense.

Net Interest Income

Net interest income was $3,447,000 for the first quarter of 2003, a decrease of $96,000 (2.7%) from $3,543,000 for the same period of 2002. The decrease in net interest income resulted primarily from the decrease in interest on loans. This was offset by a decrease in interest on deposits. Through the first quarter of 2003, the Company’s GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $6,412,000 and $6,911,000 for the three months ended March 31, 2003 and 2002, respectively. This represents a decrease of $499,000 (7.2%) for the first quarter of 2003 compared to 2002. This change for the first three months of 2003 resulted as the average volume of interest-earning assets outstanding increased $27,794,000 (6.4%) over the same period of 2002 but the Company’s yield on interest-earning assets decreased 82 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,239,000 and $4,723,000 for the first quarters of 2003 and 2002, respectively. This reflects a decrease of $484,000 (10.2%) during the three months ended March 31, 2003 over the same period of 2002. The average volume of loans decreased $14,109,000 (5.1%) for the three months ended March 31, 2003 compared to the same period for 2002, while the Company’s yield on loans also decreased by 38 basis points comparing these same periods.

For the three month period ended March 31, 2003, interest income on investment securities increased $17,000 (0.8%) to $2,134,000 from $2,117,000 for the same period of 2002. The Company’s average volume of investment securities increased by $45,535,000 (31.2%) for the first three months of 2003, compared to the same period of 2002, while the net yield on these average balances decreased by 136 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense decreased $402,000 (11.9%) to $2,965,000 for the first quarter of 2003 compared to $3,367,000 for the same period of 2002. This change resulted as the Company’s average interest-bearing liabilities increased 5.0% but the rates paid on these liabilities decreased 57 basis points during the first three months of 2003 compared to the same period of 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, decreased $382,000 (14.6%) to $2,230,000 for the first quarter of 2003 compared to $2,612,000 for the same period of 2002. The decrease for the three month period ended March 31, 2003 is due to a 66 basis point decrease in the rate paid on interest-bearing deposits offset by a 6.9% increase in the average volume.

Interest expense on other borrowings, was $728,000 and $732,000 for the first quarters of 2003 and 2002, respectively. This represents a decrease of $4,000 or 0.5%. This decrease for the three month period ended March 31, 2003 is due to a 1 basis point decrease in the rate paid on other borrowed funds and by a 0.3% decrease in the average volume. The decrease in the average volume is primarily from the slight decrease in FHLB-Atlanta advances.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $225,000 for the three months ended March 31, 2003 compared to $1,005,000 for the three months ended March 31, 2002. The decrease in the provision for the three months ended March 31, 2003 compared to 2002 is due to reduced loan growth and improved performance in the loan portfolio than in the three months ended March 31, 2002. See “ —ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $93,000 (6.1%) to $1,613,000 for the first quarter of 2003 from $1,520,000 for the same period of 2002. This increase for the three months ended March 31, 2003 is due to increases in service charges on deposit accounts, net investment securities gains and other noninterest income.

Service charges on deposit accounts for the first quarter of 2003 increased $29,000 (8.7%) to $363,000 from $334,000 for the first quarter of 2002. This increase for the three months ended March 31, 2003 is primarily due to an increase in service charge fees.

Net investment securities gains were $16,000 and $406,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease is primarily due to a gain in the first quarter of 2002 on the sale of stock.

Other noninterest income increased $453,000 (58.0%) to $1,234,000 for the first quarter of 2003 from $781,000 for the same period of 2002. This increase was due to an increase in MasterCard/VISA discounts and fees due to an increase in transaction volume and an increase in gains on the sale of mortgage loans over amounts reported in the three months ended March 31, 2002.

Noninterest Expense

Total noninterest expense was $2,945,000 and $2,856,000 for the first quarters of 2003 and 2002, respectively, representing an increase of $89,000 or 3.1%. This increase was mainly due to an increase in other noninterest expense.

For the first quarter of 2003, other noninterest expense increased $56,000 (4.0%) to $1,449,000 from $1,393,000 for the first quarter of 2002. This increase is mainly due to increases in the MasterCard/VISA transaction volume mentioned above.

Income Taxes

Income tax expense was $548,000 and $300,000 for the first quarters of 2003 and 2002, respectively. For the three months ended March 31, 2003, income tax expense increased $248,000 (82.7%). These levels represent an effective tax rate on pre-tax earnings of 29.0% and 24.9% for the three months ended March 31, 2003 and 2002, respectively.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY
Consolidated Average Balances, Interest Income/Expense and Yields/Rates
Taxable Equivalent Basis

	Three Months Ended March 31,

	2003			2002

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$260,426	4,239	6.60%	274,535	4,723	6.98%
Investment securities:
Taxable	187,830	2,086	4.50%	142,557	2,074	5.90%
Tax-exempt (2)	3,875	73	7.64%	3,613	64	7.18%

Total investment securities	191,705	2,159	4.57%	146,170	2,138	5.93%
Federal funds sold	11,460	36	1.27%	13,405	55	1.66%
Interest-earning deposits with other banks	1,351	3	0.90%	3,038	16	2.14%

Total interest-earning assets	464,942	6,437	5.61%	437,148	6,932	6.43%
Allowance for loan losses	(5,150)			(5,434)
Cash and due from banks	16,438			14,684
Premises and equipment	3,154			3,199
Rental property, net	1,505			1,516
Other assets	17,432			18,873

Total assets	$498,321			469,986

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits:
Demand	$75,435	263	1.41%	64,629	295	1.85%
Savings and money market	86,555	365	1.71%	85,372	483	2.29%
Certificates of deposits less than $100,000	88,635	819	3.75%	86,961	984	4.59%
Certificates of deposits and other time deposits of $100,000 or more	95,724	782	3.31%	86,940	849	3.96%

Total interest-bearing deposits	346,349	2,229	2.61%	323,902	2,611	3.27%
Federal funds purchased and securities sold under agreements to repurchase	2,369	8	1.37%	5,675	24	1.72%
Other borrowed funds	53,417	728	5.53%	53,560	732	5.54%

Total interest-bearing liabilities	402,135	2,965	2.99%	383,137	3,367	3.56%
Noninterest-bearing deposits	50,866			46,274
Accrued expenses and other liabilities	5,740			5,657
Stockholders’ equity	39,580			34,918

Total liabilities and stockholders’ equity	$498,321			469,986

Net interest income		$3,472			3,565

Net yield on total interest-earning assets			3.03%			3.30%

______________

(1)

Loans on nonaccrual status have been included in the computation of average balances.

(2)

Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has increased slightly during the first quarter of 2003. The Company models economic value of equity as a measure of market risk. As of December 2002, economic value of equity would increase 4.76% if rates decrease 200 basis points and decrease 14.05% if rates increase 200 basis points. As of March 2003, economic value of equity had become slightly more volatile in a rising interest rate environment. If rates decrease 200 basis points, economic value of equity would increase 6.65% and, if rates increase 200 basis points, economic value of equity would decrease 16.89%. The current market indicators cast uncertainty over the economic recovery. Due to the amount of interest rate cuts, the Bank is preparing for the eventually greater risk of rising interest rates. However, prudent business decisions for the Bank have led to an increase in liability sensitivity as predictions of further rate cuts persist.

The Company became more liability-sensitive by restructuring the investment portfolio through “bond swap” transactions. The Company restructured some of the investment portfolio which will lead to improved earnings and a longer duration. In April 2003, the Bank also refinanced some fixed rate FHLB advances at a lower floating rate but reduced the duration of the debt to 12 months. The deposit growth continues to be strong allowing the company to invest in mortgage backed securities that repay principal on a monthly basis. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Bank’s modeling projects that net interest income could decrease by 3.05% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the company’s net interest income could decrease by 0.34%. At December 2002, the exposure in a ramp down scenario was -2.42% and the ramp up exposure was -0.63%. The Company believes that it needs to prepare for the risk of rising interest rates while balancing the current predictions of prolonged low interest rates. The Company projects a slightly liability-sensitive profile and the projected decrease of income in either, a rising and falling interest rate environment can be attributed to our attempts to transition to asset-sensitivity and historically low rates causing natural floors to occur in the down 200 basis point modeling. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Form 10-K for the year ended December 31, 2002, has not been updated in this filing.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors subsequent to their evaluation that could significantly affect internal controls.

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.

The registrant’s other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ E. L. SPENCER, JR.

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.

The registrant’s other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ C. WAYNE ALDERMAN

Director of Financial Operations

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

99.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Office and Chairman of the Board.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

______________

*

Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.

**

Incorporated by reference from Registrant’s Registration Statement on Form SB-2.

(b)

Reports filed on Form 8-K for the quarter ended March 31, 2003:

       None

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)
Date: May 14, 2003	By:	/s/ E. L. SPENCER, JR.

E. L. Spencer, Jr. President, Chief Executive Officer and Chairman of the Board

Date: May 14, 2003	By:	/s/ C. WAYNE ALDERMAN

C. Wayne Alderman Director of Financial Operations