Form 10-Q
period 2003-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2003-08-14
CIK 750574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act
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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Check whether the registrant is an accelerated filer. Yes  ☐        No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 30, 2003:  3,895,268 shares of common stock, $.01 par value per share.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(Unaudited)

Assets	6/30/2003	12/31/2002
Cash and due from banks	$14,075,488	16,964,285
Federal funds sold	2,190,000	17,832,000

Cash and cash equivalents	16,265,488	34,796,285

Interest-earning deposits with other banks	241,700	598,420
Investment securities held to maturity (fair value of $1,765,979 and $8,079,503 at June 30, 2003 and December 31, 2002, respectively)	1,686,882	7,928,456
Investment securities available for sale	226,718,495	182,989,794

Loans	259,189,295	260,359,870
Less allowance for loan losses	(4,902,536)	(5,104,165)

Loans, net	254,286,759	255,255,705

Premises and equipment, net	3,093,706	3,154,942
Rental property, net	1,479,073	1,532,535
Other assets	18,311,803	18,770,815

Total assets	$522,083,906	505,026,952

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$60,411,215	53,218,881
Interest-bearing	356,603,961	341,972,483

Total deposits	417,015,176	395,191,364
Securities sold under agreements to repurchase	4,680,471	11,989,334
Other borrowed funds	53,391,391	53,436,483
Accrued expenses and other liabilities	5,644,857	4,827,347

Total liabilities	480,731,895	465,444,528

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,710,383	3,708,443
Retained earnings	36,268,610	34,543,870
Accumulated other comprehensive income	1,882,406	1,842,099
Less treasury stock at cost, 61,917 and 62,317 shares at June 30, 2003 and December 31, 2002, respectively	(548,959)	(551,559)

Total stockholders’ equity	41,352,011	39,582,424

Total liabilities and stockholders’ equity	$522,083,906	505,026,952

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Months June Ended 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest and dividend income:
Loans, including fees	$4,135,996	4,697,593	8,375,098	9,420,203
Investment securities:
Taxable	1,937,107	2,249,911	4,023,545	4,324,691
Tax-exempt	48,592	42,117	96,776	84,233
Federal funds sold	34,643	34,257	70,260	89,591
Interest-earning deposits with other banks	3,536	10,249	6,512	26,102

Total interest and dividend income	6,159,874	7,034,127	12,572,191	13,944,820

Interest expense:
Deposits	2,186,013	2,590,125	4,415,593	5,201,861
Securities sold under agreements to repurchase	7,268	11,035	15,037	34,684
Other borrowings	627,132	739,869	1,354,870	1,471,686

Total interest expense	2,820,413	3,341,029	5,785,500	6,708,231

Net interest income	3,339,461	3,693,098	6,786,691	7,236,589
Provision for loan losses	175,000	275,000	400,000	1,280,000

Net interest income after provision for loan losses	3,164,461	3,418,098	6,386,691	5,956,589

Noninterest income:
Service charges on deposit accounts	371,089	335,911	734,191	669,874
Investment securities gains, net	734,045	—	749,684	405,754
Other	1,200,659	924,638	2,434,818	1,705,383

Total noninterest income	2,305,793	1,260,549	3,918,693	2,781,011

Noninterest expense:
Salaries and benefits	1,114,435	1,245,825	2,297,257	2,407,886
Net occupancy expense	313,591	302,267	626,748	603,020
Other	2,159,456	1,421,001	3,608,898	2,814,316

Total noninterest expense	3,587,482	2,969,093	6,532,903	5,825,222

Earnings before income taxes	1,882,772	1,709,554	3,772,481	2,912,378
Income tax expense	565,388	499,238	1,112,961	799,188

Net earnings	$1,317,384	1,210,316	2,659,520	2,113,190

Basic and diluted earnings per share	$0.34	0.31	0.68	0.54

Weighted-average shares outstanding, basic	3,894,956	3,894,618	3,894,887	3,894,618

Weighted-average shares outstanding, diluted	3,895,463	3,895,264	3,895,277	3,895,098

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2003

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2002		3,957,135	$39,571	3,708,443	34,543,870	1,842,099	(551,559)	39,582,424
Comprehensive income:
Net earnings	$2,659,520	—	—	—	2,659,520	—	—	2,659,520
Other comprehensive income due to change in unrealized gain on investment securities available for sale, net	40,307	—	—	—	—	40,307	—	40,307

Total comprehensive income	$2,699,827

Cash dividends paid ($0.24 per share)		—	—	—	(934,780)	—	—	(934,780)
Sale of treasury stock (400 shares)		—	—	1,940	—	—	2,600	4,540

Balances at June 30, 2003		3,957,135	$39,571	3,710,383	36,268,610	1,882,406	(548,959)	41,352,011

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$2,659,520	$2,113,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	286,975	271,266
Net amortization of premiums/discounts on investment securities	758,765	224,222
Provision for loan losses	400,000	1,280,000
(Gain)/loss on disposal of premises and equipment	(5,550)	7,278
Loss on sale of other real estate	—	90,847
Investment securities gains	(749,684)	(405,754)
Increase in interest receivable	(156,674)	(78,163)
Decrease/(increase) in other assets	628,998	(1,134,569)
Decrease in interest payable	(125,580)	(181,432)
Increase in accrued expenses and other liabilities	899,871	1,528,495

Net cash provided by operating activities	4,596,641	3,715,380

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	70,615,969	7,088,742
Proceeds from maturities/calls/paydowns of investment securities held to maturity	6,255,438	4,855,441
Proceeds from maturities/calls/paydowns of investment securities available for sale	60,978,401	18,431,351
Purchases of investment securities available for sale	(175,278,838)	(51,798,879)
Net decrease/(increase) in loans	568,946	(2,441,282)
Purchases of premises and equipment	(169,241)	(292,587)
Proceeds from the sale of premises and equipment	5,550	498,978
Net decrease in interest-earning deposits with other banks	356,720	630,522

Net cash used in investing activities	(36,667,055)	(23,027,714)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	7,192,334	4,987,325
Net increase in interest-bearing deposits	14,631,478	21,828,998
Net decrease in securities sold under agreements to repurchase	(7,308,863)	(7,963,422)
Repayments to FHLB	(34,126)	(59,125)
Repayments of other borrowed funds	(10,966)	(7,798)
Sale of treasury stock	4,540	—
Dividends paid	(934,780)	(856,816)

Net cash provided by financing activities	13,539,617	17,929,162

Net decrease in cash and cash equivalents	(18,530,797)	(1,383,172)
Cash and cash equivalents at beginning of period	34,796,285	31,068,717

Cash and cash equivalents at end of period	$16,265,488	$29,685,545

Supplemental information on cash payments:
Interest paid	$5,911,080	$6,889,664

Income taxes paid	$1,245,598	$—

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.
 AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Note 1—General

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

Note 2—Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended June 30, 2003 was $1,756,000 compared to $2,762,000 for the three months ended June 30, 2002. Total comprehensive income for the six months ended June 30, 2003 was $2,700,000 compared to $2,685,000 for the six months ended June 30, 2002.

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

As of June 30, 2003, the Company had the following derivative instrument:

Interest Rate Swap

(In Thousands)

Notional Amount	Estimated fair value	Pay Rate	Receive Rate
$5,000	177	Variable	5.68%

At June 30, 2003, the $5 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable.

Note 4—Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 144. SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives.

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002. As the Company has no goodwill or significant identifiable intangibles as of January 1, 2002, the adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 applies to legal obligations associated with the retirement of long–lived assets that result from the acquisition, construction, development and/or the normal operation of a long–lived asset, except for certain lease obligations. The adoption of SFAS No. 143 as of January 1, 2003, did not have a material effect on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long–lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

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

The FASB issued SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure” in December 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock–based employee compensation and the effect of the method used on reported results. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. This statement is effective for fiscal and interim periods ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. Management does not expect SFAS No. 149 to have a material impact on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liability and Equity” in May 2003. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. Management does not expect SFAS No. 150 to have a material impact on the Company.

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

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2003 and 2002.

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

Summary

Net income of $1,317,000 for the quarter ended June 30, 2003 represented an increase of $107,000 (8.8%) from the Company’s net income of $1,210,000 for the same period of 2002. Basic and diluted net earnings per share increased $0.03 (9.7%) to $0.34 during the second quarter of 2003 from $0.31 for the second quarter of 2002. Net income increased $547,000 (25.9%) to $2,660,000 for the six month period ended June 30, 2003 compared to $2,113,000 for the same period of 2002. Basic and diluted net earnings per share increased $0.14 (25.9%) to $0.68 during the six months ended June 30, 2003 from $0.54 for the six months ended June 30, 2002. During the six month period ended June 30, 2003 compared to the same period of 2002, the Company experienced an increase in noninterest income and a decrease in the provision for loan losses. This was offset by a decrease in net interest income and an increase in noninterest expense. The net yield on total interest-earning assets decreased to 2.92% for the six months ended June 30, 2003 from 3.32% for the six months ended June 30, 2002. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities in lower yielding interest-earning assets. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $522,084,000 at June 30, 2003 represent an increase of $17,057,000 (3.4%) over total assets of $505,027,000, at December 31, 2002. This increase resulted primarily from an increase in investment securities available for sale offset by a decrease in cash and cash equivalents and investment securities held to maturity.

Critical Accounting Policies

The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. The Company’s financial results could differ significantly if different judgements or estimates are applied in the application of this policy. See “ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $1,687,000 and $7,928,000 at June 30, 2003 and December 31, 2002, respectively. This decrease of $6,241,000 (78.7%) was primarily the result of a $5 million maturity of U.S. agency securities. These funds were reinvested in investment securities available for sale.

Investment securities available for sale increased $43,728,000 (23.9%) to $226,718,000 at June 30, 2003 from $182,990,000 at December 31, 2002. This increase is a result of purchases of $65,642,000 in U.S. agency securities, $91,005,000 in mortgage backed securities, $18,172,000 in CMOs and $460,000 in state and political subdivisions. These increases are offset by $60,978,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $17,253,000 of U.S. agency securities, $24,089,000 of CMOs, and $29,273,000 of mortgage backed securities were sold in the first six months of 2003.

Federal funds sold decreased to $2,190,000 at June 30, 2003 from $17,832,000 at December 31, 2002. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $259,189,000 at June 30, 2003 reflected a decrease of $1,171,000 (0.4%) compared to the total loans of $260,360,000, at December 31, 2002. Overall, most of the loan categories decreased slightly; however, the Bank did experience growth in commercial real estate loans during the six months ended June 30, 2003. Commercial real estate, commercial, financial and agricultural, and residential real estate represented the majority of the loan portfolio with approximately 49.61%, 20.74% and 16.64% of the Bank’s total loans at June 30, 2003, respectively. The net yield on loans was 6.55% for the six months ended June 30, 2003 compared to 6.92% for the six months ended June 30, 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Allowance for Loan Losses and Risk Elements

The allowance for loan losses reflects management’s assessment and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management reviews the components of the loan portfolio in order to estimate the appropriate provision required to maintain the allowance at a level believed adequate in relation to losses inherent in the loan portfolio. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts, and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors, including developments anticipated by management with respect to various credits which management believes affects the allowance for loan losses.

The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2003 and the year ended December 31, 2002.

	Six months ended June 30, 2003	Year ended December 31, 2002
	(In thousands)
Balance at beginning of period, January 1,	$5,104	$5,340

Charge-offs	666	2,273
Recoveries	65	357

Net charge-offs	601	1,916

Provision for loan losses	400	1,680

Ending balance	$4,903	$5,104

The allowance for loan losses was $4,903,000 at June 30, 2003 compared to $5,104,000 at December 31, 2002. Management believes that the current level of allowance (1.89% of total outstanding loans, at June 30, 2003) is adequate to absorb anticipated losses identified in the portfolio at that time.

Consistent with its methodology for calculating the adequacy of the allowance for loan losses, management believes the provisions made during the second quarter will place the allowance at a level sufficient to absorb probable loan losses in the portfolio as of June 30, 2003. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first six months of 2003, the Bank made $400,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the six months ended June 30, 2003, the Bank had charge-offs of $666,000 and recoveries of $65,000.

Nonperforming assets, comprised of nonaccrual loans, renegotiated loans, other nonperforming assets, and accruing loans 90 days or more past due were $2,952,000 at June 30, 2003, a decrease of 5.2% from the $3,114,000 of non-performing assets at December 31, 2002. This decrease is mainly due to a decrease in nonaccrual loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $96,000 for the six months ended June 30, 2003.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	June 30, 2003	December 31, 2002
	(In thousands)
Nonaccrual loans	$2,244	2,532
Other nonperforming assets (primarily other real estate)	668	582
Accruing loans 90 days or more past due	40	—

Total nonperforming assets	$2,952	3,114

Ratio of allowance for loan losses as a percent of total loans outstanding	1.89%	1.96%
Ratio of allowance for loan losses as a percent of nonaccrual loans, renegotiated loans and other nonperforming assets	168.37%	163.90%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the present loan repayment terms. At June 30, 2003, 92 loans totaling $10,359,000, or 4.0% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 98 loans totaling $11,574,000, or 4.4% of total loans outstanding, net of unearned income, at December 31, 2002. At June 30, 2003, the amount of impaired loans were $686,000, which included 5 loans to 2 borrowers with a total valuation allowance of approximately $325,000. In comparison, at December 31, 2002, the Company had approximately $5,281,000 of impaired loans, which included 5 loans to 3 borrowers with a total valuation allowance of approximately $861,000.

Deposits

Total deposits increased $21,824,000 (5.5%) to $417,015,000 at June 30, 2003, as compared to $395,191,000 at December 31, 2002. Noninterest-bearing deposits increased $7,192,000 (13.5%) during the first six months of 2003, while total interest-bearing deposits increased $14,632,000 (4.3%) to $356,604,000 at June 30, 2003 from $341,972,000 at December 31, 2002. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first six months of 2003, the Bank primarily experienced increases in NOW accounts of

$7,667,000 (11.1%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the management of the Bank’s overall funding strategy. The average rate paid on interest-bearing deposits was 2.55% for the six months ended June 30, 2003 compared to 3.19% for the same period of 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $41,352,000 at June 30, 2003, compared to $39,582,000 at December 31, 2002. This represents an increase of $1,770,000 (4.5%) during the first six months of 2003. Net earnings for the first six months of 2003 were $2,660,000 compared to $2,113,000 for the same period of 2002. In addition, the Company’s accumulated other comprehensive income was $1,882,000 at June 30, 2003 compared to $1,842,000 at December 31, 2002. This increase was due to an increase in the fair value of investment securities available for sale. During the first six months of 2003, cash dividends of $935,000 or $0.24 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	June 30, 2003	December 31, 2002
Return on average assets—annualized	1.06%	1.04%
Return on average equity—annualized	13.36%	13.66%

The Company’s Tier I leverage ratio was 7.77%, Tier I risk-based capital ratio was 12.99% and Total risk-based capital ratio was 14.25% at June 30, 2003. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first six months of 2003 was deposit growth. The Company used these funds primarily to purchase investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $53,251,000 at June 30, 2003.

Net cash provided by operating activities of $4,597,000 for the six months ended June 30, 2003, consisted primarily of net earnings. Net cash used in investing activities of $36,667,000 principally resulted from investment securities purchases of $175,279,000, offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $67,234,000 and proceeds from sale of investment securities available for sale of $70,616,000. The $13,540,000 in net cash provided by financing activities resulted primarily from an increase of $7,192,000 in non-interest bearing deposits and an increase in interest bearing deposits of $14,631,000. In addition, securities sold under agreements to repurchase decreased by $7,309,000 and the Company paid dividends of $935,000.

Interest Rate Sensitivity Management

At June 30, 2003, interest sensitive assets that repriced or matured within the next 12 months were $244,542,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $343,960,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $99,418,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.71%. This compares to a twelve month cumulative GAP position at December 31, 2002, of a negative $86,674,000 and a GAP ratio of 0.74%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes and the GAP position at June 30, 2003 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 5.0% over 12 months. Economic Value of Equity would change less than 25%.

Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income increased $107,000 (8.8%) to $1,317,000 for the three month period ended June 30, 2003 compared to $1,210,000 for the same period of 2002. Basic and diluted net earnings per share were $0.34 and $0.31 for the second quarters of 2003 and 2002, respectively. Net income increased $547,000 (25.9%) to $2,660,000 for the six month period ended June 30, 2003 compared to $2,113,000 for the same period of 2002. During the six month period ended June 30, 2003 compared to the same period of 2002, the Company experienced an increase in noninterest income and a decrease in the provision for loan losses. This was offset by a decrease in net interest income and an increase in noninterest expense.

Net Interest Income

Net interest income was $3,339,000 for the second quarter of 2003, a decrease of $354,000 (9.6%) from $3,693,000 for the same period of 2002. Net interest income decreased $450,000 (6.2%) to $6,787,000 for the six months ended June 30, 2003, compared to $7,237,000 for the six months ended June 30, 2002. The decrease in net interest income resulted primarily from the decrease in interest on loans. This was offset by a decrease in interest on deposits. Through the second quarter of 2003, the Company’s GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $6,160,000 and $7,034,000 for the three months ended June 30, 2003 and 2002, respectively. This represents a decrease of $874,000 (12.4%) for the second quarter of 2003 compared to 2002. For the six months ended June 30, 2003 interest and dividend income was $12,572,000, a decrease of $1,373,000 (9.8%) compared to $13,945,000 for the same period of 2002. This change for the first six months of 2003 resulted as the average volume of interest-earning assets outstanding increased $30,701,000 (7.0%) over the same period of 2002 but the Company’s yield on interest-earning assets decreased 100 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,136,000 and $4,698,000 for the second quarters of 2003 and 2002, respectively. This reflects a decrease of $562,000 (12.0%) during the three months ended June 30, 2003 over the same period of 2002. For the six month period ended June 30, 2003, interest and fees on loans decreased $1,045,000 (11.1%) to $8,375,000 from $9,420,000 for the same period of 2002. The average volume of loans decreased $16,456,000 (6.0%) for the six months ended June 30, 2003 compared to the same period for 2002, while the Company’s yield on loans also decreased by 37 basis points comparing these same periods.

For the three month period ended June 30, 2003, interest income on investment securities decreased $306,000 (13.4%) to $1,986,000 from $2,292,000 for the same period of 2002. Interest income on investment securities for the six month period ended June 30, 2003, decreased $289,000 (6.6%) to $4,120,000 from $4,409,000 for the same period of 2002. The Company’s average volume of investment securities increased by $46,616,000 (30.3%) for the first six months of 2003, compared to the same period of 2002, while the net yield on these average balances decreased by 164 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense decreased $521,000 (15.6%) to $2,820,000 for the second quarter of 2003 compared to $3,341,000 for the same period of 2002. Total interest expense decreased $922,000 (13.7%) to $5,786,000 from $6,708,000 for the six months ended June 30, 2003 and 2002, respectively. This change resulted as the Company’s average interest-bearing liabilities increased 5.1% but the rates paid on these liabilities decreased 62 basis points during the first six months of 2003 compared to the same period of 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, decreased $404,000 (15.6%) to $2,186,000 for the second quarter of 2003 compared to $2,590,000 for the same period of 2002. Interest on deposits were $4,416,000 and $5,202,000 for the six months ended June 30, 2003 and 2002, respectively. The decrease for the six month period ended June 30, 2003 is due to a 64 basis point decrease in the rate paid on interest-bearing deposits which was partially offset by a 6.4% increase in the average volume.

Interest expense on other borrowings, was $627,000 and $740,000 for the second quarters of 2003 and 2002, respectively. This represents a decrease of $113,000 or 15.3%. For the six months ended June 30, 2003, interest expense on borrowed funds decreased $117,000 (7.9%) to $1,355,000 from $1,472,000 for the same period of 2002. This decrease for the six month period ended June 30, 2003 is due to a 42 basis point decrease in the rate paid on other borrowed funds and by a 0.3% decrease in the average balance. The decrease in the rate paid is due to the Company’s refinancing $10 million in FHLB advances to a lower interest rate in April 2003.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $175,000 for the three months ended June 30, 2003 compared to $275,000 for the three months ended June 30, 2002. The provision for loan losses was $400,000 for the six months ended June 30, 2003 compared to $1,280,000 for the six months ended June 30, 2002. The decrease in the provision for the six months ended June 30, 2003 compared to 2002 is due to reduced loan growth and improved performance in the loan portfolio compared to the six months ended June 30, 2002. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $1,045,000 (82.9%) to $2,306,000 for the second quarter of 2003 from $1,261,000 for the same period of 2002. Noninterest income was $3,919,000 and $2,781,000 for the six months ended June 30, 2003 and 2002, respectively. This increase for the six months ended June 30, 2003 is due to increases in service charges on deposit accounts, net investment securities gains and other noninterest income.

Service charges on deposit accounts for the second quarter of 2003 increased $35,000 (10.4%) to $371,000 from $336,000 for the second quarter of 2002. Service charges on deposit accounts were $734,000 and $670,000 for the six months ended June 30, 2003 and 2002, respectively. This increase for the six months ended June 30, 2003 is primarily due to an increase in service charge fees.

Net investment securities gains were $750,000 and $406,000 for the six months ended June 30, 2003 and 2002, respectively. The increase is primarily due to the gains in the second quarter of 2003 on the sale of specific available for sale securities.

Other noninterest income increased $276,000 (29.8%) to $1,201,000 for the second quarter of 2003 from $925,000 for the same period of 2002. Other noninterest income was $3,609,000 and $2,814,000 for the six months ended June 30, 2003 and 2002, respectively. This increase of $795,000 (28.3%) for the six month period ended June 30, 2003 compared to the same period of 2002. This increase was due to an increase in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees and an increase in gains on the sale of mortgage loans over amounts reported in the six months ended June 30, 2002.

Noninterest Expense

Total noninterest expense was $3,587,000 and $2,969,000 for the second quarters of 2003 and 2002, respectively, representing an increase of $618,000 or 20.8%. For the six months ended June 30, 2002, total noninterest expense increased $708,000 (12.2%) to $6,533,000 from $5,825,000 for the same period of 2002. This increase was mainly due to an increase in other noninterest expense.

Salaries and benefits expense was $1,114,000 and $1,246,000 for the three months ended June 30, 2003 and 2002, respectively. This represents a decrease of $132,000 (10.6%) in the second quarter of 2003 compared to the second quarter of 2002. For the six months ended June 30, 2003, total salaries and benefits expense decreased $111,000 (4.6%) to $2,297,000 from $2,408,000 for the same period of 2002. This decrease for the six month period ending June 30, 2003 is primarily due to the decrease in overall employee levels from the same period of 2002.

For the second quarter of 2003, other noninterest expense increased $738,000 (51.9%) to $2,159,000 from $1,421,000 for the second quarter of 2002. Other noninterest expense was $3,609,000 and $2,814,000 for the six months ended June 30, 2003 and 2002, respectively. This increase is mainly due to the early prepayment penalty to refinance the $10 million in FHLB advances and increases in the MasterCard/VISA transaction volume mentioned above.

Income Taxes

Income tax expense was $565,000 and $499,000 for the second quarters of 2003 and 2002, respectively. For the three months ended June 30, 2003, income tax expense increased $66,000 (13.2%). For the six months ended June 30, 2002, income tax expense increased $314,000 (39.3%) to $1,113,000 from $799,000 for the six months ended June 30, 2002. These levels represent an effective tax rate on pre-tax earnings of 29.5% and 27.4% for the six months ended June 30, 2003 and 2002, respectively.

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

AUBURN NATIONAL BANCORPORATION, INC.
 AND SUBSIDIARY

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

TAXABLE EQUIVALENT BASIS

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS	(Dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (1)	$257,975	8,375	6.55%	274,431	9,420	6.92%
Investment securities:
Taxable	196,673	4,023	4.12%	150,480	4,325	5.80%
Tax-exempt (2)	4,039	147	7.34%	3,616	127	7.08%

Total investment securities	200,712	4,170	4.19%	154,096	4,452	5.83%
Federal funds sold	11,743	70	1.20%	10,385	90	1.75%
Interest-earning deposits with other banks	1,113	7	1.27%	1,930	26	2.72%

Total interest-earning assets	471,543	12,622	5.40%	440,842	13,988	6.40%
Allowance for loan losses	(5,027)			(5,606)
Cash and due from banks	14,561			14,780
Premises and equipment	3,145			3,206
Rental property, net	1,492			1,561
Other assets	17,683			18,731

Total assets	$503,397			473,514

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$76,001	527	1.40%	64,187	590	1.85%
Savings and money market	88,624	747	1.70%	86,841	969	2.25%
Certificates of deposits less than $100,000	88,488	1,590	3.62%	90,219	1,936	4.33%
Certificates of deposits and other time deposits of $100,000 or more	96,524	1,551	3.24%	87,216	1,707	3.95%

Total interest-bearing deposits	349,637	4,415	2.55%	328,463	5,202	3.19%
Federal funds purchased and securities sold under agreements to repurchase	2,581	15	1.17%	4,078	35	1.73%
Other borrowed funds	53,405	1,355	5.12%	53,545	1,472	5.54%

Total interest-bearing liabilities	405,623	5,785	2.88%	386,086	6,709	3.50%
Noninterest-bearing deposits	52,270			47,090
Accrued expenses and other liabilities	5,688			5,017
Stockholders’ equity	39,816			35,321

Total liabilities and stockholders’ equity	$503,397			473,514

Net interest income		$6,837			7,279

Net yield on total interest-earning assets			2.92%			3.32%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has increased slightly during the second quarter of 2003. The company models economic value of equity as a measure of market risk. In December 2002, economic value of equity would increase 4.76% if rates decrease 200 basis points and decrease 14.05% if rates increase 200 basis points. As of June 2003, economic value of equity had become more volatile in a rising interest rate environment. If rates decrease 200 basis points, economic value of equity would increase 4.14% and, if rates increase 200 basis points, economic value of equity would decrease 23.47%. The current market indicators cast uncertainty over the economic recovery. Due to the amount of interest rate cuts, the bank is preparing for the eventually greater risk of rising interest rates. However, prudent business decisions for the bank have led to an increase in liability sensitivity as predictions of further rate cuts persist.

The Company became more asset-sensitive for a 12 month forecast. The Company restructured some of the investment portfolio which will lead to improved earnings and a longer duration. The deposit growth continues to be strong allowing the company to invest in mortgage backed securities that repay principal on a monthly basis. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the bank’s modeling projects that net interest income could decrease by 2.36% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the company’s net interest income could decrease by 1.25%. In March, the exposure in a ramp down scenario was (0.34%) and the ramp up exposure was (3.05%). The Company believes that it needs to prepare for the risk of rising interest rates while balancing the current predictions of prolonged low interest rates. The Company projects a slightly liability-sensitive profile and the projected decrease of income in either, a rising and falling interest rate environment can be attributed to our attempts to transition to asset-sensitivity and historically low rates causing natural floors to occur in the down 200 basis point modeling. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Form 10-K for the year ended December 31, 2002, has not been updated in this filing.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no significant changes in the Company’s internal controls or in other factors subsequent to their evaluation that could significantly affect internal controls.

PART II OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday, May 13, 2003, at 3:00 p.m. This meeting was held for the purpose of considering the election of six directors to the Board of Directors to serve one-year terms expiring at the Company’s 2004 Annual Meeting of Shareholders and until their successors have been elected and qualified, and to ratify the appointment of KPMG LLP as the independent auditors for the Company.

As to the election of six directors, Messers E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus, Anne M. May and Robert W. Dumas were all elected to the Board of Directors. Mr. Spencer received 3,189,664 votes cast FOR his election and 22,211 votes cast to WITHHOLD AUTHORITY. Mr. Evans received 3,189,164 votes cast FOR his election and 22,711 votes cast to WITHHOLD AUTHORITY. Dr. Wright received 3,189,664 votes cast FOR his election and 22,211 votes cast to WITHHOLD AUTHORITY. Mr. Andrus received 3,189,664 votes cast FOR his election and 22,211 votes cast to WITHHOLD AUTHORITY. Ms. May received 3,189,664 votes cast FOR her election and 22,211 votes cast to WITHHOLD AUTHORITY. Mr. Dumas received 3,189,664 votes cast FOR his election and 22,211 votes cast to WITHHOLD AUTHORITY.

As to the ratification of the appointment of KPMG LLP as the independent auditors for the Company, the ratification was approved. There were 3,199,342 votes cast FOR, 10,061 votes cast AGAINST and 2,472 votes cast ABSTAIN.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)

EXHIBIT INDEX

Exhibit Number	Description

3.A	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.B	Bylaws of Auburn National Bancorporation, Inc.**

10.A	Auburn National Bancorporation, Inc. 1994 Long-term Incentive Plan.**

10.B	Lease and Equipment Purchase Agreement, Dated September 15, 1987.**

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.***

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.

**	Incorporated by reference from Registrant’s Registration Statement on Form SB-2.

***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the company for purposes of Section 18 of Securities Exchange Act of 1934, as amended.

(b)  Reports filed on Form 8-K for the quarter ended June 30, 2003:

April 25, 2003—First Quarter 2003 Earnings Press Release

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: August 14, 2003	By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: August 14, 2003	By:	/S/ C. WAYNE ALDERMAN
C. Wayne Alderman
Director of Financial Operations