Form 10-Q
period 2003-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2003-11-14
CIK 750574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 30, 2003: 3,895,368 shares of common stock, $.01 par value per share

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(Unaudited)

	9/30/2003	12/31/2002
Assets
Cash and due from banks	$13,339,639	16,964,285
Federal funds sold	16,891,000	17,832,000

Cash and cash equivalents	30,230,639	34,796,285

Interest-earning deposits with other banks	573,651	598,420
Investment securities held to maturity (fair value of $1,369,582 and $8,079,503 at September 30, 2003 and December 31, 2002, respectively)	1,327,832	7,928,456
Investment securities available for sale	216,261,340	182,989,794

Loans	252,621,706	260,359,870
Less allowance for loan losses	(4,810,715)	(5,104,165)

Loans, net	247,810,991	255,255,705

Premises and equipment, net	2,996,718	3,154,942
Rental property, net	1,454,605	1,532,535
Other assets	18,454,887	18,770,815

Total assets	$519,110,663	505,026,952

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$58,633,650	53,218,881
Interest-bearing	356,516,204	341,972,483

Total deposits	415,149,854	395,191,364

Securities sold under agreements to repurchase	8,492,969	11,989,334
Other borrowed funds	53,381,704	53,436,483
Accrued expenses and other liabilities	3,110,879	4,827,347

Total liabilities	480,135,406	465,444,528

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,710,383	3,708,443
Retained earnings	37,119,233	34,543,870
Accumulated other comprehensive (loss)/income	(1,345,296)	1,842,099
Less treasury stock at cost, 61,867 and 62,317 shares at September 30, 2003 and December 31, 2002, respectively	(548,634)	(551,559)

Total stockholders’ equity	38,975,257	39,582,424

Total liabilities and stockholders’ equity	$519,110,663	505,026,952

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three and Nine Months September Ended 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest and dividend income:
Loans, including fees	$4,004,811	4,621,009	12,379,909	14,041,212
Investment securities:
Taxable	1,912,293	2,381,467	5,935,838	6,706,158
Tax-exempt	47,428	43,227	144,204	127,460
Federal funds sold	11,443	71,910	81,703	161,501
Interest-earning deposits with other banks	1,810	3,567	8,322	29,669

Total interest and dividend income	5,977,785	7,121,180	18,549,976	21,066,000

Interest expense:
Deposits	2,078,704	2,564,383	6,494,297	7,766,244
Securities sold under agreements to repurchase	9,554	10,084	24,591	44,768
Other borrowings	628,544	747,135	1,983,414	2,218,821

Total interest expense	2,716,802	3,321,602	8,502,302	10,029,833

Net interest income	3,260,983	3,799,578	10,047,674	11,036,167

Provision for loan losses	125,000	350,000	525,000	1,630,000

Net interest income after provision for loan losses	3,135,983	3,449,578	9,522,674	9,406,167

Noninterest income:
Service charges on deposit accounts	375,210	336,282	1,109,401	1,006,156
Investment securities gains, net	69,561	82,663	819,245	488,417
Other	1,204,690	982,490	3,639,508	2,687,873

Total noninterest income	1,649,461	1,401,435	5,568,154	4,182,446

Noninterest expense:
Salaries and benefits	1,088,232	998,274	3,385,489	3,406,160
Net occupancy expense	322,271	310,526	949,019	913,546
Other	1,478,342	1,380,653	5,087,240	4,194,969

Total noninterest expense	2,888,845	2,689,453	9,421,748	8,514,675

Earnings before income taxes	1,896,599	2,161,560	5,669,080	5,073,938

Income tax expense	578,544	667,309	1,691,505	1,466,497

Net earnings	$1,318,055	1,494,251	3,977,575	3,607,441

Basic and diluted earnings per share:	$0.34	0.38	1.02	0.93

Weighted-average shares outstanding, basic	3,895,252	3,894,618	3,895,010	3,894,618

Weighted-average shares outstanding, diluted	3,896,619	3,895,134	3,895,588	3,895,109

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2003

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2002		3,957,135	$39,571	3,708,443	34,543,870	1,842,099	(551,559)	39,582,424

Comprehensive income:
Net earnings	$3,977,575	—	—	—	3,977,575	—	—	3,977,575
Other comprehensive income due to change in unrealized loss on investment securities available for sale, net	(3,187,395)	—	—	—	—	(3,187,395)	—	(3,187,395)

Total comprehensive income	$790,180

Cash dividends paid ($0.36 per share)		—	—	—	(1,402,212)	—	—	(1,402,212)
Sale of treasury stock (450 shares)		—	—	1,940	—	—	2,925	4,865

Balances at September 30, 2003		3,957,135	$39,571	3,710,383	37,119,233	(1,345,296)	(548,634)	38,975,257

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$3,977,575	3,607,441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	430,048	495,278
Net amortization of premiums/discounts on investment securities	1,297,000	316,093
Provision for loan losses	525,000	1,630,000
(Gain)/loss on disposal of premises and equipment	(2,428)	8,636
Loss on sale of other real estate	71,274	73,350
Investment securities gains	(819,245)	(488,417)
(Increase)/decrease in interest receivable	(168,692)	234,293
Decrease/(increase) in other assets	1,841,691	(2,188,107)
Decrease in interest payable	(232,379)	(465,616)
(Decrease)/increase in accrued expenses and other liabilities	(173,392)	1,107,679

Net cash provided by operating activities	6,746,452	4,330,630

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	77,880,687	12,250,361
Proceeds from maturities/calls/paydowns of investment securities held to maturity	6,614,630	6,570,881
Proceeds from maturities/calls/paydowns of investment securities available for sale	95,507,317	35,336,829
Purchases of investment securities available for sale	(212,463,637)	(85,300,080)
Net decrease in loans	6,919,714	9,382,375
Purchases of premises and equipment	(177,116)	(503,068)
Proceeds from the sale of other real estate	(634,011)	1,159,168
Proceeds from the sale of premises and equipment	5,550	335
Net decrease/(increase) in interest-earning deposits with other banks	24,769	(573,217)

Net cash used in investing activities	(26,322,097)	(21,676,416)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,414,769	1,300,898
Net increase in interest-bearing deposits	14,543,721	27,508,936
Net decrease in securities sold under agreements to repurchase	(3,496,365)	(14,395)
Repayments of other borrowed funds	(54,779)	(100,560)
Sale of treasury stock	4,865	—
Dividends paid	(1,402,212)	(1,285,225)

Net cash provided by financing activities	15,009,999	27,409,654

Net (decrease)/increase in cash and cash equivalents	(4,565,646)	10,063,868
Cash and cash equivalents at beginning of period	34,796,285	31,068,717

Cash and cash equivalents at end of period	$30,230,639	41,132,585

Supplemental information on cash payments:
Interest paid	$8,734,681	10,495,449

Income taxes paid	$1,824,531	701,209

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$144,670	1,173,139

Loans to facilitate the sale of other real estate	$333,800	440,945

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

September 30, 2003

Note 1- General

The consolidated financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States and have not been audited. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which Auburn National Bancorporation, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2- Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive loss for the three months ended September 30, 2003 was $1,910,000 compared to a total comprehensive gain of $1,465,000 for the three months ended September 30, 2002. Total comprehensive income for the nine months ended September 30, 2003 was $790,000 compared to $4,150,000 for the nine months ended September 30, 2002.

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

As of September 30, 2003, the Company had the following derivative instrument:

Interest Rate Swap

(In Thousands)

Notional Amount	Estimated fair value	Pay Rate	Receive Rate
$5,000	121	Variable	5.68%

At September 30, 2003, the interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed rate to variable rate.

Note 4 – Recent Accounting Pronouncements

The FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of FAS No. 149 are effective for fiscal quarters beginning after June 15, 2003. Management presently does not expect SFAS No. 149 to have a material impact on the financial condition or results of operations of the Company.

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liability and Equity” in May 2003. This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. Management does not expect SFAS No. 150 to have a material impact on the Company.

The FASB issued FIN 46, “Consolidation of Variable Interest Entities”, in January 2003, which clarifies the application of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements”, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. FIN 46 was amended in October 2003 by FASB Staff Position (FSP) 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” This FSP deferred the effective date for applying the provisions of FIN 46 for interest held by public companies in variable interest entities created before February 1, 2003. As amended, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the end of annual or interim periods ending after December 15, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect it to have a material impact on the financial condition or results of operations of the Company. However, in connection with FIN 46, the Company understands that the SEC is considering whether or not to require that statutory trusts used to issue trust preferred securities be deconsolidated from their affiliated bank holding company. Deconsolidation would result in the trust preferred securities being ineligible as Tier 1 capital under the Federal Reserve’s Capital Adequacy Guidelines. It is uncertain whether or not currently outstanding trust preferred securities, including the $7 million of the Company’s trust preferred securities would be “grandfathered” and remain as Tier 1 capital. If not grandfathered by the Federal Reserve, the Company would have the right, subject to prior Federal Reserve approval, and adequate capital and liquidity, to redeem its outstanding trust preferred securities upon payment of all principal and accrued but unpaid interest thereon. Also, if the outstanding trust preferred is not grandfathered as Tier 1 capital, the amount of the trust preferred securities that would be includible in the Company’s Tier 2 capital for regulatory purposes is uncertain. Accordingly, a determination by the SEC requiring deconsolidation of statutory trusts generally could have a material adverse effect on the Company’s capital adequacy and financial condition. Currently, the Company does have the capital or liquidity to redeem its $7 million of outstanding trust preferred securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2003 and September 30, 2002.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “estimate”, “continue”, “plan”, “point to”, “project”, “could”, “intend”, “target”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information described in this report and in any of our other reports that we make with the Commission under the Exchange Act.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Summary

Net income of $1,318,000 for the quarter ended September 30, 2003 represented a decrease of $176,000 (11.8%) from the Company’s net income of $1,494,000 for the same period of 2002. Basic and diluted net earnings per share decreased $0.04 (10.5%) to $0.34 during the third quarter of 2003 from $0.38 for the third quarter of 2002. Net income increased $371,000 (10.3%) to $3,978,000 for the nine month period ended September 30, 2003 compared to $3,607,000 for the same period of 2002. Basic and diluted net earnings per share increased $0.09 (9.7%) to $1.02 during the nine months ended September 30, 2003 from $0.93 for the nine months ended September 30, 2002. During the nine month period ended September 30, 2003 compared to the same period of 2002, the Company experienced an increase in noninterest income and a decrease in the provision for loan losses. This was offset by a decrease in net interest income and an increase in noninterest expense. The net yield on total interest-earning assets decreased to 2.84% for the nine months ended September 30, 2003 from 3.32% for the nine months ended September 30, 2002. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities in lower yielding interest-earning assets as interest rates declined or remained at historically low levels. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $519,111,000 at September 30, 2003 represented an increase of $14,084,000 (2.8%) over total assets of $505,027,000, at December 31, 2002. This increase resulted primarily from an increase of $33,271,000 in investment securities available for sale offset by a decrease of $4,565,000 in cash and cash equivalents, $6,600,000 in investment securities held to maturity and $7,445,000 in net loans.

Critical Accounting Policies

The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different conditions exist or occur, and depending upon the magnitude of the changes, then our actual financial condition and financial results could differ significantly. See “ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $1,328,000 and $7,928,000 at September 30, 2003 and December 31, 2002, respectively. This decrease of $6,600,000 (83.2%) was primarily the result of $5 million of U.S. agency securities maturing in the second quarter of 2003. These funds were reinvested in investment securities available for sale.

Investment securities available for sale increased $33,271,000 (18.2%) to $216,261,000 at September 30, 2003 from $182,990,000 at December 31, 2002. This increase is a result of purchases of $72,602,000 in U.S. agency securities, $120,794,000 in mortgage backed securities, $18,172,000 in CMOs and $895,000 in state and political subdivision securities. These increases were offset by $95,507,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $17,253,000 of U.S. agency securities, $28,019,000 of CMOs, and $32,608,000 of mortgage backed securities were sold in the first nine months of 2003.

Federal funds sold decreased to $16,891,000 at September 30, 2003 from $17,832,000 at December 31, 2002. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $252,622,000 at September 30, 2003 reflected a decrease of $7,738,000 (3.0%) compared to the total loans of $260,360,000, at December 31, 2002. Overall, most of the loan categories decreased slightly; however, the Bank did experience growth in residential mortgage loans held for sale during the nine months ended September 30, 2003. Three loan categories represented the majority of the loan portfolio with commercial real estate consisting of 48.07%, commercial, financial and agricultural consisting of 20.68%, and residential real estate consisting of 16.71% of the Bank’s total loans at September 30, 2003, respectively. The net yield on loans was 6.45% for the nine months ended September 30, 2003 compared to 6.91% for the nine months ended September 30, 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2003 and the year ended December 31, 2002.

	Nine months ended September 30, 2003	Year ended December 31, 2002
	(In thousands)
Balance at beginning of period, January 1,	$5,104	$5,340

Charge-offs	913	2,273
Recoveries	95	357

Net charge-offs	818	1,916

Provision for loan losses	525	1,680

Ending balance	$4,811	$5,104

The allowance for loan losses was $4,811,000 at September 30, 2003 compared to $5,104,000 at December 31, 2002. Management believes that the current level of allowance for loan losses (1.90% of total outstanding loans at September 30, 2003) is adequate to absorb anticipated losses identified in the portfolio at September 30, 2003. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first nine months of 2003, the Bank made $525,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the nine months ended September 30, 2003, the Bank had charge-offs of $913,000 and recoveries of $95,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $2,234,000 at September 30, 2003, a decrease of 28.3% from the $3,114,000 of non-performing assets at December 31, 2002. This decrease is mainly due to a decrease in nonaccrual loans and other real estate owned. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $142,000 for the nine months ended September 30, 2003.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	September 30, 2003	December 31, 2002
	(In thousands)
Nonaccrual loans	$2,202	2,532
Other nonperforming assets (primarily other real estate owned)	20	582
Accruing loans 90 days or more past due	12	—

Total nonperforming assets	$2,234	3,114

Ratio of allowance for loan losses as a percent of total loans outstanding	1.90%	1.96%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	216.52%	163.90%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At September 30, 2003, 84 loans totaling $10,511,000, or 4.2% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 98 loans totaling $11,574,000, or 4.4% of total loans outstanding, net of unearned income, at December 31, 2002. At September 30, 2003, the amount of impaired loans were $554,000, which included two loans with a total valuation allowance of approximately $318,000. In comparison, at December 31, 2002, the Company had approximately $5,281,000 of impaired loans, which included five loans to three borrowers with a total valuation allowance of approximately $861,000.

Deposits

Total deposits increased $19,959,000 (5.1%) to $415,150,000 at September 30, 2003, compared to $395,191,000 at December 31, 2002. Noninterest-bearing deposits increased $5,415,000 (10.2%) during the first nine months of 2003, while total interest-bearing deposits increased $14,544,000 (4.3%) to $356,516,000 at September 30, 2003 from $341,972,000 at December 31, 2002. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first nine months of 2003, the Bank primarily experienced increases in NOW accounts of $7,617,000 (11.1%) and money market accounts of $7,967,000 (11.0%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy. The average rate paid on interest-bearing deposits was 2.48% for the nine months ended September 30, 2003 compared to 3.11% for the same period of 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $38,975,000 at September 30, 2003, compared to $39,582,000 at December 31, 2002. This represents a decrease of $607,000 (1.5%) during the first nine months of 2003 as a result of the accumulated other comprehensive loss as of September 30, 2003. Net earnings for the first nine months of 2003 were $3,978,000 compared to $3,607,000 for the same period of 2002. In addition, the Company’s accumulated other comprehensive loss was $1,345,000 at September 30, 2003 compared to an accumulated other comprehensive gain of $1,842,000 at December 31, 2002. This decrease was due to a decrease in the fair value of investment securities available for sale. During the first nine months of 2003, cash dividends of $1,402,000 or $0.36 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	September 30, 2003	December 31, 2002
Return on average assets – annualized	1.05%	1.04%
Return on average equity – annualized	13.10%	13.66%

The Company’s Tier I leverage ratio was 7.81%, Tier I risk-based capital ratio was 13.53% and Total risk-based capital ratio was 14.79% at September 30, 2003. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.” The Company expects, subject to prior approval of its Board of Directors, to use approximately $2 million of the proceeds of its $7 million offering of trust preferred securities to repurchase shares of its common stock, which would result in a reduction of shareholder equity. The approximately $5 million of remaining net proceeds will be used, along with debt and certificates of deposit, to fund the purchase of up to approximately $62.5 million of investment securities. The Company anticipates no material change in the Company’s capital adequacy following the sale of the trust preferred and use of proceeds from such offering.

The primary source of liquidity during the first nine months of 2003 was deposit growth. The Company used these funds primarily to purchase investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $53,246,000 at September 30, 2003, under total FHLB-Atlanta facilities of 25% of the Company’s total assets, or $129,778,000 as of September 30, 2003.

Net cash provided by operating activities of $6,746,000 for the nine months ended September 30, 2003. Net cash used in investing activities of $26,322,000 principally resulted from investment securities purchases of $212,465,000, offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $102,122,000 and proceeds from sales of investment securities available for sale of $77,881,000. The $15,010,000 in net cash provided by financing activities resulted primarily from an increase of $5,415,000 in non-interest bearing deposits and an increase in interest bearing deposits of $14,544,000. In addition, securities sold under agreements to repurchase decreased by $3,496,000 and the Company paid cash dividends of $1,402,000.

Interest Rate Sensitivity Management

At September 30, 2003, interest sensitive assets that reprice or mature within the next 12 months were $230,629,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $350,787,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $120,158,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.66%. This compares to a twelve month cumulative GAP position at December 31, 2002, of a negative $86,674,000 and a GAP ratio of 0.74%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at September 30, 2003 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 5.0% over 12 months. Economic Value of Equity would change less than 25%. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income decreased $176,000 (11.8%) to $1,318,000 for the three month period ended September 30, 2003 compared to $1,494,000 for the same period of 2002. Basic and diluted net earnings per share were $0.34 and $0.38 for the third quarters of 2003 and 2002, respectively. Net income increased $371,000 (10.3%) to $3,978,000 for the nine month period ended September 30, 2003 compared to $3,607,000 for the same period of 2002. During the nine month period ended September 30, 2003 compared to the same period of 2002, the Company experienced an increase in noninterest income and a decrease in the provision for loan losses. This was offset by a decrease in net interest income and an increase in noninterest expense.

Net Interest Income

Net interest income was $3,261,000 for the third quarter of 2003, a decrease of $539,000 (14.2%) from $3,800,000 for the same period of 2002. Net interest income decreased $988,000 (9.0%) to $10,048,000 for the nine months ended September 30, 2003, compared to $11,036,000 for the nine months ended September 30, 2002. The decrease in net interest income resulted primarily from the decrease in interest earned on loans and investment securities, offset partially by a decrease in interest expense on deposits. The current low interest rate environment has compressed the Company’s margins. Through the third quarter of 2003, the Company’s GAP position remained more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $5,978,000 and $7,121,000 for the three months ended September 30, 2003 and 2002, respectively. This represents a decrease of $1,143,000 (16.1%) for the third quarter of 2003 compared to the third quarter of 2002. For the nine months ended September 30, 2003 interest and dividend income was $18,550,000, a decrease of $2,516,000 (11.9%) compared to $21,066,000 for the same period of 2002. This change for the first nine months of 2003 resulted as the average volume of interest-earning assets outstanding increased $28,514,000 (6.4%) over the same period of 2002 but the Company’s yield on interest-earning assets decreased 108 basis points, reflecting historically low market interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,005,000 and $4,621,000 for the third quarters of 2003 and 2002, respectively. This reflects a decrease of $616,000 (13.3%) during the three months ended September 30, 2003 from the same period of 2002. For the nine month period ended September 30, 2003, interest and fees on loans decreased $1,661,000 (11.8%) to $12,380,000 from $14,041,000 for the same period of 2002. The average volume of loans decreased $14,780,000 (5.4%) for the nine months ended September 30, 2003 compared to the same period for 2002, while the Company’s yield on loans also decreased by 46 basis points.

For the three month period ended September 30, 2003, interest income on investment securities decreased $465,000 (19.2%) to $1,960,000 from $2,425,000 for the same period of 2002. Interest income on investment securities for the nine month period ended September 30, 2003, decreased $754,000 (11.0%) to $6,080,000 from $6,834,000 for the same period of 2002. The Company’s average volume of investment securities increased by $47,112,000 (29.1%) for the first nine months of 2003, compared to the same period of 2002, while the net yield on these average balances decreased by 176 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense decreased $605,000 (18.2%) to $2,717,000 for the third quarter of 2003 compared to $3,322,000 for the same period of 2002. Total interest expense decreased $1,528,000 (15.2%) to $8,502,000 for the nine months ended September 30, 2003 from $10,030,000 for the same period of 2002. This change was due to an increase of 4.1% in the Company’s average interest-bearing liabilities, offset by a decrease of 64 basis points in the rates paid on those liabilities during the first nine months of 2003 compared to the same period of 2002. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest paid on deposits, the primary component of total interest expense, decreased $485,000 (18.9%) to $2,079,000 for the third quarter of 2003 compared to $2,564,000 for the same period of 2002. Interest on deposits were $6,494,000 and $7,766,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease for the nine month period ended September 30, 2003 is due to a 63 basis point decrease in the rate paid on interest-bearing deposits partially offset by a 5.1% increase in the average volume.

Interest expense on other borrowings, was $629,000 and $747,000 for the third quarters of 2003 and 2002, respectively. This represents a decrease of $118,000 or 15.8%. For the nine months ended September 30, 2003, interest expense on borrowed funds decreased $236,000 (10.6%) to $1,983,000 from $2,219,000 for the same period of 2002. This decrease for the nine month period ended September 30, 2003 is due to a 57 basis point decrease in the rate paid on other borrowed funds and by a 0.2% decrease in the average balance. The decrease in the rate paid is due to the Company’s refinancing $10 million in FHLB advances to a lower interest rate in April 2003.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $125,000 for the three months ended September 30, 2003 compared to $350,000 for the three months ended September 30, 2002. The provision for loan losses was $525,000 for the nine months ended September 30, 2003 compared to $1,630,000 for the nine months ended September 30, 2002. The decrease in the provision for the nine months ended September 30, 2003 compared to the same period for 2002 is due to reduced loan growth and improved performance in the loan portfolio compared to the nine months ended September 30, 2002. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $248,000 (17.7%) to $1,649,000 for the third quarter of 2003 from $1,401,000 for the same period of 2002. Noninterest income was $5,568,000 and $4,182,000 for the nine months ended September 30, 2003 and 2002, respectively. The increases for the three and nine month periods ended September 30, 2003 are due to increases in service charges on deposit accounts, net investment securities gains and other noninterest income.

Service charges on deposit accounts for the third quarter of 2003 increased $39,000 (11.6%) to $375,000 from $336,000 for the third quarter of 2002. Service charges on deposit accounts were $1,109,000 and $1,006,000 for the nine months ended September 30, 2003 and 2002, respectively. The increases for the three and nine month periods ended September 30, 2003 are primarily due to an increase in service charge fees.

Net investment securities gains were $819,000 and $488,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase is primarily due to the gains in the second quarter of 2003 on the sale of specific available for sale securities.

Other noninterest income increased $223,000 (22.7%) to $1,205,000 for the third quarter of 2003 from $982,000 for the same period of 2002. Other noninterest income increased $952,000 (35.4%) to $3,640,000 for the nine months ended September 30, 2002 from $2,688,000 for the same period of 2002. This increase was due to an increase in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees and an increase in gains on the sale of mortgage loans over amounts reported in the nine months ended September 30, 2002.

Noninterest Expense

Total noninterest expense increased $200,000 (7.4%) to $2,889,000 for the third quarter of 2003 from $2,689,000 for the same period of 2002. For the nine months ended September 30, 2002, total noninterest expense increased $907,000 (10.7%) to $9,422,000 from $8,515,000 for the same period of 2002. This increase was mainly due to an increase in other noninterest expense.

For the third quarter of 2003, other noninterest expense increased $97,000 (7.0%) to $1,478,000 from $1,381,000 for the third quarter of 2002. This increase was due to an increase in MasterCard/VISA expenses due to an increase in transaction volume. Other noninterest expense was $5,087,000 and $4,195,000 for the nine months ended September 30, 2003 and 2002, respectively. This increase for the nine month period ending September 30, 2003 is mainly due to the early prepayment penalty to refinance the $10 million in FHLB advances and increases in the MasterCard/VISA transaction volume mentioned above from the same period of 2002. The increase in MasterCard/VISA expenses resulted from the increase in fees the Company pays to its merchant processor in connection with MasterCard/VISA transactions.

Income Taxes

Income tax expense decreased $88,000 (13.2%) to $579,000 for the third quarter of 2003 from $667,000 for the same period of 2002. For the nine months ended September 30, 2003, income tax expense increased $226,000 (15.4%) to $1,692,000 from $1,466,000 for the nine months ended September 30, 2002. These levels represent an effective tax rate on pre-tax earnings of 29.8% and 28.9% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in income tax expense during the three months period ended September 30, 2003 is due to a decrease in earnings. The increase in interest tax expenses for the last nine months resulted from an increase in earnings.

Impact of Inflation and Changing Prices

Virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant effect on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services because such prices are affected by inflation. In the current low interest rate environment, liquidity and the maturity structure of the Company’s assets and liabilities are critical to the maintenance of desired performance levels. Low interest rates have adversely affected the Company’s net interest margins, however.

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$256,775	12,380	6.45%	271,555	14,041	6.91%
Investment securities:
Taxable	205,144	5,936	3.87%	158,463	6,707	5.66%
Tax-exempt (2)	4,084	218	7.14%	3,653	192	7.03%

Total investment securities	209,228	6,154	3.93%	162,116	6,899	5.69%
Federal funds sold	9,390	82	1.17%	12,523	162	1.73%
Interest-earning deposits with other banks	891	8	1.20%	1,576	30	2.55%

Total interest-earning assets	476,284	18,624	5.23%	447,770	21,132	6.31%
Allowance for loan losses	(4,966)			(5,481)
Cash and due from banks	13,345			14,701
Premises and equipment	3,117			3,250
Rental property, net	1,485			1,568
Other assets	17,820			18,550

Total assets	$507,085			480,358

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$74,904	738	1.32%	63,871	871	1.82%
Savings and money market	91,018	1,113	1.63%	89,619	1,452	2.17%
Certificates of deposits less than $100,000	88,164	2,337	3.54%	88,563	2,878	4.34%
Certificates of deposits and other time deposits of $100,000 or more	96,684	2,306	3.19%	91,829	2,565	3.73%

Total interest-bearing deposits	350,770	6,494	2.48%	333,882	7,766	3.11%
Federal funds purchased and securities sold under agreements to repurchase	2,852	25	1.17%	3,512	45	1.71%
Other borrowed funds	53,399	1,983	4.97%	53,529	2,219	5.54%

Total interest-bearing liabilities	407,021	8,502	2.79%	390,923	10,030	3.43%
Noninterest-bearing deposits	53,904			47,832
Accrued expenses and other liabilities	5,675			4,748
Stockholders’ equity	40,485			36,855

Total liabilities and stockholders’ equity	$507,085			480,358

Net interest income		$10,122			11,102

Net yield on total interest-earning assets			2.84%			3.32%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has increased slightly during the first quarter of 2003. The Company models economic value of equity as a measure of market risk. As of June 2003, economic value of equity would increase 4.14% if rates decrease 200 basis points and decrease 23.47% if rates increase 200 basis points. As of September 2003, economic value of equity had become more volatile in a rising interest rate environment. If rates decrease 200 basis points, economic value of equity would increase 4.61% and, if rates increase 200 basis points, economic value of equity would decrease 24.73%. The current market indicators cast uncertainty over the economic recovery. Due to the amount of interest rate cuts, the Bank is preparing for the eventually greater risk of rising interest rates.

The Company became more liability-sensitive for a 12 month forecast. The Company raised capital by issuing $7 million of trust preferred securities in November, 2003. A portion of the proceeds were used to invest in securities. Models were run prior to the these transactions and it was determined that the net effect of these transactions would be to slightly increase the Company’s liability sensitivity as well as increasing earnings and return on equity. A major commitment was made increasing the Company’s municipal portfolio, which typically consists of longer duration assets. The Company continues to invest in mortgage backed securities that repay principal on a monthly basis. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Bank’s modeling projects that net interest income could decrease by 3.00% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could decrease by 0.37%. As of June, 2003 the exposure in a ramp down scenario was (1.25%) and the exposure in a ramp up scenario was (2.36%). The Company believes that it needs to prepare for the risk of rising interest rates while balancing the current predictions of prolonged low interest rates. The Company projects a slightly liability-sensitive profile and the projected decrease of income in either a rising and falling interest rate environment can be attributed to both our attempts to transition to asset-sensitivity and to historically low rates, which cause natural floors to occur in the 200 basis point ramp down modeling. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Form 10-K for the year ended December 31, 2002, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports and other information filed with the Securities and Exchange Commission (the “Commission”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the foregoing, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company and its consolidated subsidiary required to be included in the Company’s Exchange Act reports.

During the period covered by this report, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)

EXHIBIT INDEX

Exhibit Number	Description
3.A	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto. *

3.B	Bylaws of Auburn National Bancorporation, Inc. **

10.A	Auburn National Bancorporation, Inc. 1994 Long-term Incentive Plan. **

10.B	Lease and Equipment Purchase Agreement, Dated September 15, 1987. **

10.C	Junior Subordinated Indenture, dated as of November 4, 2003.

10.D	Amended and Restated Trust Agreement, dated as of November 4, 2003.

10.E	Guarantee Agreement, dated as of November 4, 2003

10.F	Certificate Representing Trust Capital Securities

10.G	Certificate Representing Trust Common Securities

10.H	Certificate Representing Junior Subordinated Debentures

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. ***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations. ***

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.
**	Incorporated by reference from Registrant’s Registration Statement on Form SB-2.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports filed on Form 8-K for the quarter ended September 30, 2003:

November 11, 2003 – Press Release announcing offering and sale of trust preferred securities

October 16, 2003 – Third Quarter 2003 Earnings Press Release

July 16, 2003 – Second Quarter 2003 Earnings Press Release

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: November 13, 2003	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr. President, Chief Executive Officer and Chairman of the Board

Date: November 13, 2003	By:	/s/ C. Wayne Alderman
C. Wayne Alderman Director of Financial Operations