Form 10-K
period 2003-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2004-03-30
CIK 750574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File No. 0-26486

Auburn National Bancorporation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0885779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Gay Street

Auburn, Alabama 36830

(334) 821-9200

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value, $.01 Per Share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of registrant computed by reference to the price at which the common stock was last sold as of June 30, 2003 was $40,306,376.

As of March 15, 2004, there were issued and outstanding 3,885,187 shares of the registrant’s $.01 par value common stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 11, 2004 are incorporated by reference into Part III.

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and risks described in any of our subsequent reports that we make with the Securities and Exchange Commission (“the Commission”) under the Exchange Act.

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

The Company’s principal executive offices are located at 100 N. Gay Street, Auburn, Alabama 36830, and its telephone number at such address is (334) 821-9200. The Company maintains an internet website at www.auburnbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area (“PSA”). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama, operating ATM machines in 14 locations. The Bank offers VISA Checkcards, which are debit cards with the VISA logo that work like checks but can be used anywhere VISA is accepted, including ATMs. The Bank’s VISA Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com.

Competition

The banking business in Alabama, including Lee County, is highly competitive with respect to loans, deposits, and other financial services, and the area is dominated by a number of regional and national banks and bank holding companies which have substantially greater resources, and numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans and other business with these banks, as well as with credit unions, mortgage companies, insurance companies, and other local and nonlocal financial institutions, including institutions offering services through the mail, by telephone and over the Internet. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial institutions may be expected to intensify further.

Among the advantages that larger financial institutions have over the Bank are their ability to finance extensive advertising campaigns and to allocate and diversify their assets among loans and securities of the highest yield and in locations with the greatest demand. Many of the major commercial banks operating in the Bank’s service area, or their affiliates, offer services which are not presently offered directly by the Bank and may also have substantially higher lending limits than the Bank.

Community banks also have experienced significant competition for deposits from mutual funds, insurance companies, and other investment companies, and money center banks’ offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank.

Selected Economic Data

The Bank’s PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Lee County’s population is approximately 120,000. Approximately 71% of the land in Lee County is devoted to agriculture, of which approximately 91% is comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company’s PSA include magnetic recording tapes, tires, textiles, small gasoline engines, and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, Wal-Mart Distribution Center, Uniroyal-Goodrich, West Point Stevens, and Briggs & Stratton.

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

Employees

At December 31, 2003, the Bank had 133 full-time equivalent employees, including 27 officers.

Statistical Information

Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6, Item 7A and Item 8 of this Annual Report on Form 10-K.

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

Bank Holding Company Regulation

The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHC Act. Bank holding companies are generally limited to the business of banking, managing, or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine its subsidiaries. The State of Alabama does not regulate bank holding companies.

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

The Gramm-Leach-Bliley Act (“GLB Act”) was enacted in November 1999. The GLB Act revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, and whose subsidiary banks have and maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future. The GLB Act also includes consumer privacy provisions, and the Federal Reserve and the other federal bank regulatory agencies have adopted extensive privacy rules.

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions”, which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same as or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

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

Bank and Bank Subsidiary Regulation

The Bank is subject to supervision, regulation and examination by the Federal Reserve and the Alabama Superintendent of Banks, which monitor all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy, and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments”.

Alabama law permits statewide branching by banks. The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks with competitive equality to the powers of national banks regulated by the Office of the Comptroller of the Currency.

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

Community Reinvestment Act

The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”), and the federal banking agencies’ regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities. The Bank currently has a CRA rating of satisfactory.

Current CRA regulations rate institutions based on their actual performance in meeting community credit needs. CRA performance is evaluated by the Federal Reserve, the Bank’s primary federal regulator, using a lending test, an investment test, and a service test. The Federal Reserve also will consider: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. As a result of the GLB Act, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLB Act may be commenced by a bank holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. The federal bank regulators recently proposed revisions to their CRA regulations that would, among other things, require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debt reserves in excess of such bank’s allowance for loan losses. During 2003, the Bank paid cash dividends of $1,870,000 to the Company.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal and state regulatory authorities are authorized to determine, under certain circumstances relating to the financial condition of a state member bank or a bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve and the Alabama Superintendent have indicated that paying dividends that deplete a state member bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The Federal Reserve and the Alabama Superintendent also have indicated that depository institutions should generally pay dividends only out of current operating earnings.

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

As of December 31, 2003, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory Minimum	Company	Bank
Tier 1 risk-based capital ratio	4.0%	15.27%	13.97%
Total risk-based capital ratio	8.0%	16.53%	15.22%
Tier 1 leverage ratio	3.0-5.0%	8.85%	8.07%

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

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”), and it has no deposits insured by the Savings Association Insurance Fund (“SAIF”). In 1996, the FDIC began applying a risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, the annual premiums range from zero to $.27 for every $100 of deposits. The Deposit Insurance Funds Act of 1996 authorized The Financing Corporation (“FICO”) to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rates have been the same for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly, and for 2003 ranged from 1.68 basis points in the first quarter to 1.52 in the fourth quarter. In 2002, the FICO assessments ranged from 1.82 basis points in the first quarter to 1.70 basis points in the fourth quarter. The FICO assessment rate for the first quarter of 2004 is 1.54 basis points.

Each financial institution is assigned to one of three capital groups – well capitalized, adequately capitalized or undercapitalized – and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators, and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2003, the Bank paid no BIF deposit insurance premiums, and paid approximately $182,000, $174,000 and $60,000 in FICO assessments during 2003, 2002 and 2001, respectively.

Legislative and Regulatory Changes

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, imposes new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with the opening of an account at any U.S. financial institution. Banking regulators are required to consider a financial institution’s compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers, and the regulatory authorities may impose sanctions for violations of this act. The federal bank regulatory agencies also have increased their scrutiny and enforcement of the currency transaction reporting practices under the Bank Secrecy Act.

The State of Alabama has been considering tax reform for several years and the Alabama legislature currently is considering legislation that may increase the Company’s state taxes. Other bills being considered by the Alabama legislature may adversely affect the Bank’s ability to attract and retain state deposits.

Various legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, as well as the taxation of these entities, are being considered by the executive branch of the Federal government, Congress and various state governments. The FDIC has proposed a restructuring of the federal deposit insurance system, to better measure and price deposit insurance, to merge BIF and SAIF and increase FDIC insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on reserves and permit de novo interstate branching. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of Fannie Mae and Freddie Mac Services. Recently, the Alabama Superintendent of Banks proposed regulations that, if adopted, would impose substantial audit committee, audit and corporate governance requirements upon Alabama-chartered banks.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and seven branches. The Bank also has a mortgage loan office in Phenix City, Alabama. The main office is located in downtown Auburn, Alabama, in a 16,150 square foot building that is owned by the Bank. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces. The main office offers the full line of the Bank’s services and has 2 ATMs, including one walk-up ATM and one drive-through ATM. The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

The Bank’s Kroger branch was opened in September 1987 and is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama for approximately 500 square feet of space. In April 2003, the Bank entered into a new lease agreement for another five years. This branch offers the full line of the Bank’s services including an ATM, with the exception of loans and safe deposit boxes.

The Opelika branch is located in Opelika, Alabama, in a 4,000 square foot building. This branch is owned by the Bank and was built in 1991. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles, including two handicapped spaces.

The Bank’s Phenix City branch was opened in August 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 30 miles south of Auburn, Alabama for approximately 600 square feet of space in the Wal-Mart. In September 2003, the Bank entered into a new lease agreement for another five years with an option to extend for an additional five years. This branch offers the full line of the Bank’s deposit and other services including an ATM, except loans and safe deposit boxes.

The Bank’s Hurtsboro branch was opened in June 1999. This branch is located in Hurtsboro, Alabama, about 40 miles south of Auburn, Alabama, in a 1,000 square foot building. This branch was built in 1999 and is owned by the Bank. This branch offers the full line of the Bank’s services including safe deposit boxes, drive-through window and an ATM. This branch offers parking for approximately 8 vehicles, including a handicapped ramp.

The Bank’s Auburn Wal-Mart Supercenter branch was opened in September 2000 inside the Wal-Mart shopping center on the south side of Auburn, Alabama. The Bank has a five-year lease agreement with an option to extend for approximately 695 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposit and other services, including an ATM, except loans and safe deposit boxes.

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 12 miles southwest of Auburn, Alabama in a 1,400 square foot building. This branch was built in 2001 and is owned by the Bank. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In July 2002, the Bank opened a mortgage loan office in Phenix City. The mortgage office is located in downtown Phenix City, about 30 miles south of Auburn, Alabama for approximately 700 square feet of space. In July 2003, the Bank entered into a new lease agreement for one year with an option to extend for another year. This office only offers mortgage loan services.

Also in July 2002, the Bank’s Opelika Wal-Mart Supercenter branch was opened inside the Wal-Mart shopping center in Opelika, Alabama. The bank has a five-year lease agreement with an option to extend for approximately 700 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposits and other services including an ATM, except loans and safe deposit boxes.

The Bank’s Winn Dixie branch lease expired and the branch was closed in April 2002. This branch was consolidated with the Auburn Wal-Mart Supercenter branch. This branch was opened in April 1997 and was located inside the Winn Dixie supermarket in the Tiger Crossing Shopping Center on the south side of Auburn, Alabama.

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

The Company owns a commercial office building (the “Hudson Building”) located across the street from the main office in downtown Auburn. The Hudson Building has two floors and a basement which contain approximately 14,395 square feet of leasable space. Approximately 60% of this building is rented by unaffiliated third-party tenants. The Bank occupies approximately 3,100 square feet, which includes a portion of the basement level used for storage and office space used to house certain bank functions. The Bank pays rent to the Company based on current market rates for such space.

In 1994, the Bank acquired a parcel of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank (“UST”) containing petroleum products from the site. In 1995, the property was sold to a third party and the purchaser was indemnified of any environmental liability associated with the UST. Also in 1995, the Alabama Department of Environmental Management (“ADEM”) requested that the Bank submit a Secondary Investigation Plan (“Secondary Investigation”) as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy F. Weston, Inc. (“Weston”), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM’s Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2004 as required by ADEM. Samples from the eight existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2004 will be approximately $9,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is listed on the Nasdaq SmallCap Market, under the symbol “AUBN”. As of March 15, 2004, there were approximately 3,885,187 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 450 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq SmallCap Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2003
First Quarter	$14.30	$12.91	$0.12
Second Quarter	16.00	12.90	0.12
Third Quarter	18.95	15.06	0.12
Fourth Quarter	21.50	17.72	0.12

2002
First Quarter	$13.00	$11.48	$0.11
Second Quarter	17.00	12.11	0.11
Third Quarter	14.75	13.00	0.11
Fourth Quarter	14.50	12.21	0.11

(1)	The price information represents actual transactions.

In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $2.0 million of its outstanding shares of common stock in the open market, in negotiated transactions, block purchases, private transactions and otherwise, from time to time, through November 2004. The Company is not required to acquire any specific number of shares and may terminate its share repurchase program at any time. The Company is funding the repurchase of its common stock using a portion of the proceeds from its note payable to trust. Through December 31, 2003, the Company had purchased 3,000 shares of its common stock pursuant to this program for an aggregate purchase price of $61,562 (including broker fees) and at an average price per share of $20.42.

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

Recent Sales of Unregistered Securities

During the last three years, the Company has not sold any of its securities without registering them under the Securities Act, except on November 4, 2003:

(1)	the Company organized a Delaware statutory business trust (the “Trust”) called “Auburn National Bancorporation Capital Trust I,” which is governed by an Amended and Restated Trust Agreement between the Company, Wilmington Trust Company, as trustee (the “Trustee”), and three of the Company’s employees who are the administrators of the Trust;

(2)	the Company issued and sold to the Trust approximately $7.217 million in aggregate principal amount of its unsecured junior subordinated debentures, which were issued under a Junior Subordinated Indenture (note payable to trust) between the Company and the Trustee;

(3)	the Trust:

(a)	issued and sold $7.0 million of preferred capital securities with a liquidation amount of $50,000 per security to outside investors, and

(b)	issued and sold $217,000 of its common securities to the Company, making the Company the only holder of the Trust’s common securities, and

(c)	used the proceeds from these sales to purchase the junior subordinated debentures from the Company. The Company, in turn, used the proceeds from the sale of the junior subordinated debentures to fund the repurchase of up to $2 million of its common stock and to provide $5 million of capital to the Bank;

(4)	the Company, under a Guarantee Agreement between the Company and the Trustee, fully and unconditionally guaranteed the payments of all amounts due on the preferred capital securities, except that the Company’s guarantee is limited to the extent the Trust actually has funds available for payment of distributions and does not apply where the Trust does not have sufficient funds to make payments on the preferred capital securities; and

(5)	the Company paid a commission of $157,500 to The Bankers Bank and BankersBanc Capital Corporation, jointly, for their services as placement agents.

Both the junior subordinated debentures that the Company issued and the preferred capital securities that the Trust issued bear interest at a floating rate equal to the prime rate of interest as announced in the Money Rates section of The Wall Street Journal plus 12.5 basis points, payable quarterly on each of the last days of March, June, September and December, with a maturity of December 31, 2033. When the Company makes principal and interest payments to the Trust, as the holder of the junior subordinated debentures, the Trust, in turn, makes payments of principal and interest to holders of the preferred capital securities. The Company relied upon the exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,900	$12.59	443,000
Equity compensation plans not approved by security holders	—	—	—

Total	5,900	$12.59	443,000

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Earnings
Net Interest Income	$13,518	$14,570	$13,845	$12,584	$12,128
Provision for Loan Losses	675	1,680	3,555	2,622	2,506
Net Earnings	5,419	5,055	4,578	3,014	2,922
Per Share:
Net Earnings – diluted	1.39	1.30	1.17	0.77	0.74
Cash Dividends	0.48	0.44	0.40	0.40	0.32
Book Value	10.38	10.16	9.20	8.10	7.25
Shares Issued	3,957,135	3,957,135	3,957,135	3,957,135	3,957,135
Weighted Average Shares Outstanding	3,894,969	3,894,649	3,908,084	3,924,573	3,924,573

Financial Condition
Total Assets	$590,115	$505,027	$473,010	$404,689	$377,518
Loans	257,092	260,360	271,834	262,529	260,606
Investment Securities	285,319	190,918	151,474	111,730	77,867
Total Deposits	434,042	395,191	369,668	315,641	294,722
Long Term Debt	105,589	53,436	53,581	48,721	46,861
Shareholders’ Equity	40,408	39,582	35,834	31,805	28,442

Selected Ratios
Return on Average Total Assets	1.05%	1.04%	1.07%	0.77%	0.85%
Return on Average Total Equity	13.47%	13.66%	13.40%	10.30%	9.86%
Average Stockholders’ Equity to Average Assets	7.78%	7.65%	7.97%	7.47%	8.62%
Allowance for Loan Losses As a % Of Loans	1.68%	1.96%	1.96%	1.38%	1.45%
Loans To Total Deposits	59.23%	65.88%	73.53%	83.17%	88.42%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with “BUSINESS” and “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the three years ended December 31, 2003, 2002 and 2001. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

Overview

The Company was incorporated in Delaware in 1990, and in 1994 it succeeded its Alabama predecessor as the bank holding company controlling the Bank. The Company’s business is conducted primarily through the Bank.

Like most financial institutions, the Company’s profitability depends largely upon the Bank’s net interest income, which is the difference between the interest received on earning assets, such as loans and investment securities, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. The Company’s results of operations are also affected by the Bank’s provision for loan losses; non-interest expenses, such as salaries, employee benefits, and occupancy expenses; and non-interest income, such as mortgage loan fees and service charges on deposit accounts.

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2003 was characterized by steady low interest rates intended to stabilize the economy and stimulate industrial economic growth. The Bank closed over $155 million in residential mortgage activity during 2003. Approximately 7.1% of the Bank’s 2003 gross revenue was a product of its traditional residential mortgage origination business. Management anticipates a significant decline in mortgage production volumes and revenues during 2004 due to anticipated higher interest rates. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in the Company’s PSA.

Our balanced growth continued during 2003, with increases in assets, deposits, shareholders’ equity, earnings per share and returns on average assets and equity. The following chart shows our growth in these areas from December 31, 2001 to December 31, 2003:

	December 31, 2003	% Change	December 31, 2002	% Change	December 31, 2001
	(Dollars in thousands, except per share data)
Net Earnings	$5,419	7.2%	$5,055	10.4%	$4,578
Net Earnings Per Share - diluted	1.39	6.9%	1.30	11.1%	1.17
Total Assets	590,115	16.8%	505,027	6.8%	473,010
Investment Securities	285,319	49.4%	190,918	26.0%	151,474
Deposits	434,042	9.8%	395,191	6.9%	369,668
Shareholders’ Equity	40,408	2.1%	39,582	10.5%	35,834
Return on Average Total Assets	1.05%	1.0%	1.04%	–2.8%	1.07%
Return on Average Total Equity	13.47%	–1.4%	13.66%	1.9%	13.40%

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

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level management considers adequate to absorb anticipated loan losses. When management believes the collection of the principal of a loan is unlikely, a loan is charged off against the allowance for loan losses. Subsequent recoveries of principal are added back to the allowance for loan losses. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. In 2003, the credit administration area reviewed approximately 22.9% of the total loan portfolio. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio. In 2003, the outside loan review consultant reviewed approximately 28.2% of the total loan portfolio. The current economic conditions have slowed loan growth in 2003. The Company is closely monitoring certain portions of its loan portfolio that management believes to be of higher risk under the current economic situation.

Management believes the allowance for loan losses is adequate at December 31, 2003. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and other changes that can effect the various borrowers. Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See “SUPERVISION AND REGULATION.”

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

Commercial real estate mortgage loans were $122,397,000 which represented 47.6% of the total loans at December 31, 2003. The largest 10 commercial real estate mortgage relationships approximated $37.5 million or 14.6% of the total loans outstanding at December 31, 2003. There are no significant concentrations of industries or loan types within the commercial real estate loan portfolio. The Bank’s commercial real estate loans are secured by real estate located principally in Lee County, Alabama. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in market conditions in this area. A rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay. The Company currently anticipates that interest rates will slightly increase in 2004. In the event of a deeper recession or a significant increase in interest rates, the Bank’s credit costs and losses could increase significantly. See “QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Financial Condition

Total assets at December 31, 2003 and 2002 were $590,115,000 and $505,027,000, respectively, reflecting growth of $85,088,000 (16.8%). The Company’s growth during 2003 resulted primarily from the growth in investment securities available for sale and FHLB borrowings mainly due to the additional Bank capital as a result of the proceeds from the note payable to trust given to the Bank in form of a dividend. This increase is offset by a slight decrease in loans. In addition, deposits grew $38,851,000 (9.8%) from $395,191,000 at December 31, 2002 to $434,042,000 at December 31, 2003.

Investment Securities

Investment securities held to maturity were $1,238,000 and $7,928,000 at December 31, 2003 and 2002, respectively. This decrease of $6,690,000 (84.4%) in 2003 resulted from scheduled paydowns, maturities and calls of principal amounts. The investment securities available for sale portfolio was $284,081,000 and $182,990,000 at December 31, 2003 and 2002, respectively. This increase of $101,091,000 (55.2%) reflects purchases of $83,739,000 in U.S. agency securities, $176,366,000 in mortgage-backed securities, $18,172,000 in collateralized mortgage obligations (“CMOs”), $2,722,000 in corporate securities and $24,347,000 in state and political subdivision securities. This increase is offset by $116,629,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $17,253,000 of U.S. agency securities, $28,020,000 of CMOs, and $37,170,000 of mortgage-backed securities were sold in 2003. In November 2003, the Company formed a wholly-owned subsidiary, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in preferred trust securities. The Company obtained these proceeds through a note payable to trust. Approximately $5 million of proceeds were given to the Bank in the form in dividend. This additional capital allowed the Bank to borrow additional funds from the FHLB. These funds were used to buy approximately $70 million in investment securities available for sale as part of a leverage transaction.

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

The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

	Amortized Cost December 31,
	2003	2002	2001
	(In thousands)
Investment Securities Held to Maturity:
U.S. government agencies	$—	5,000	7,290
State and political subdivisions	370	564	615
Mortgage-backed securities	868	1,491	3,344
Collateralized mortgage obligations	—	873	4,915

Total investment securities held to maturity	$1,238	7,928	16,164

The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:

	Fair Value December 31,
	2003	2002	2001
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$62,667	39,567	25,276
State and political subdivisions	28,076	3,686	3,393
Mortgage-backed securities	171,219	73,296	50,381
Collateralized mortgage obligations	16,084	63,124	52,523
Asset backed securities	—	—	1,299
Corporate securities	5,277	2,500	—
Equity securities	758	817	2,438

Total investment securities available for sale	$284,081	182,990	135,310

At December 31, 2003, the Bank owned CMOs with a total amortized cost of $16,140,000. All of the CMOs are rated AAA and Aaa. The CMOs are all backed by federal agency guaranteed mortgages.

The MBS portfolio’s total amortized cost of $173,187,000 at December 31, 2003, is a mixture of fixed rate mortgages, adjustable rate mortgages (“ARMs”), and securities with balloon payments. At the time of purchase, the Bank considers various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

The following tables present the maturities and weighted average yields of investment securities at December 31, 2003:

	Maturities of Held-to-Maturity Investment Securities Amortized Cost
	Less than one year	After one through five years	After five through ten years	After ten years
	(In thousands)
State and political subdivisions	$—	—	—	370
Mortgage-backed securities	4	595	9	260

Total investment securities held to maturity	$4	595	9	630

	Weighted Average Yields of Held-to-Maturity Investment Securities
	Less than one year	After one through five years	After five through ten years	After ten years
State and political subdivisions	—%	—%	—%	4.35%
Mortgage-backed securities	5.99%	7.06%	6.43%	5.68%

	Maturities of Available for Sale Investment Securities Amortized Cost
	Immediate	Within one year	After one through five years	After five through ten years	After ten years
U.S. government agencies	$—	2,000	16,359	33,048	11,459
State and political subdivisions	—	230	685	2,205	24,773
Mortgage-backed securities	—	51	3,812	73,879	94,577
Collateralized mortgage obligations	—	—	1,210	3,188	11,742
Corporate securities	—	—	—	2,500	2,721
Equity securities	1,023	—	—	—	—

Total investment securities available for sale	$1,023	2,281	22,066	114,820	145,272

	Weighted Average Yields of Available for Sale Investment Securities
	Within one year	After one through five years	After five through ten years	After ten years
U.S. government agencies	3.71%	3.09%	3.45%	3.73%
State and political subdivisions	6.89%	4.94%	5.09%	6.10%
Mortgage-backed securities	6.59%	3.57%	3.47%	4.56%
Collateralized mortgage obligations	—%	3.15%	3.88%	4.08%
Corporate securities	—%	—%	6.75%	4.24%

The Company has one investment which has been in an unrealized loss position greater than one year. The Company owns 52,396 shares of Concord EFS stock. The Company has not written down this stock to its fair value because of management’s belief that this impairment is temporary. On December 31, 2003, the stock had a market value of $265,000 below historical cost. The Company believes the decrease is due to the past uncertainties from the proposed merger of Concord and First Data. Concord and First Data have agreed to settle the antitrust lawsuit filed by the U.S. Department of Justice and the merger closed in February 2004. Based on a review of analysts’ expectations, the Company’s management believes that Concord is well positioned with healthy market shares in the grocery, trucking and benefits payment sectors with a large book of recurring revenues. The Company expects that the merger should strengthen First Data’s merchant processing payment processing, electronic payments and debit card businesses. The value of First Data stock that the Company received in the merger will depend on the successful integration of Concord’s operations, of which they both have extensive experience, and solid financial performance in each quarter. Steadily improving economic conditions should positively impact First Data’s 2004 operations. Even though Concord is an economically sensitive stock, analysts believe Concord has positioned itself in areas that offer resistance to an economic slowdown. Third-party investment analysts have noted that Concord continues to improve its competitive position and operating profits and that processing electronic transactions is a complex business in which economies of scale make a big difference. Although the Company cannot predict stock prices and there is obviously variability in stock prices, management does not believe that the present decline in the Concord value is “other than temporary”. The Company will continue to monitor First Data and the performance of its common stock to determine whether or not an impairment that is not other than temporary has occurred.

Loans

Total loans were $257,092,000 at December 31, 2003, a decrease of $3,268,000 (1.3%), over total loans of $260,360,000 at December 31, 2002. The primary decrease during 2003 occurred in the residential real estate mortgage loans. In addition, the above was offset by an increase in residential held for sale loans. The residential real estate mortgage loan component of the loan portfolio decreased $4,117,000 (8.9%) to $41,988,000 at December 31, 2003, from the 2002 balance of $46,105,000 and represented 16.3% of the total loan portfolio at December 31, 2003, as compared to 17.7% at December 31, 2002.

These above decreases are offset by an increase in the residential held for sale loans. The residential held for sale loans increased $6,424,000 (106.8%) to $12,440,000 at December 31, 2003 compared to $6,016,000 at December 31, 2002. The increase was due primarily to increased demand of new and refinanced residential loans due to record low interest rates in 2003. Residential held for sale loans represented 4.8% and 2.3% of the total loans at December 31, 2003 and 2002, respectively.

In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association (“FNMA”) with the Bank retaining the servicing, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 2003, the Bank sold mortgage loans totaling approximately $81,310,000 to FNMA, with the Bank retaining the servicing, and sold mortgage loans totaling approximately $27,346,000 to the mortgage servicing company with servicing released. At December 31, 2003, the Bank was servicing loans totaling approximately $139,685,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See “– EFFECTS OF INFLATION AND CHANGING PRICES.”

The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

	2003	2002	2001	2000	1999
	(In thousands)
Commercial, financial and agricultural	$54,999	56,490	63,158	71,636	77,236
Leases – commercial	6,630	7,128	8,113	—	—
Real estate – construction:
Commercial	2,099	1,392	3,562	9,883	16,591
Residential	4,866	4,768	7,932	4,973	5,653
Real estate – mortgage:
Commercial	122,397	124,490	112,075	89,465	75,285
Residential	41,988	46,105	51,806	60,128	58,350
Real estate – held for sale	12,440	6,016	9,531	7,534	7,636
Consumer installment	11,673	13,971	15,657	18,910	19,855

Total loans	$257,092	260,360	271,834	262,529	260,606

Less: Allowance for loan losses	(4,312)	(5,104)	(5,340)	(3,634)	(3,774)

Loans, net	$252,780	255,256	266,494	258,895	256,832

The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2003:

	Maturities of Loan Portfolio
	Within one year	After one through five years	After five years	Total
	(In thousands)
Commercial, financial and agricultural	$25,606	28,452	941	54,999
Leases - commercial	44	5,815	771	6,630
Real estate – construction	6,548	417	—	6,965
Real estate – mortgage	22,518	84,871	56,996	164,385
Real estate – held for sale	—	—	12,440	12,440
Consumer installment	3,367	7,675	631	11,673

Total loans	$58,083	127,230	71,779	257,092

Variable-rate loans	$31,505	46,523	48,053	126,081
Fixed-rate loans	26,578	80,707	23,726	131,011

Total loans	$58,083	127,230	71,779	257,092

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

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collection of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more which are well secured and are in the process of collection generally are not placed on nonaccrual status.

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

The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

	Allowance for Loan Loss Activity for Year ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$5,104	5,340	3,634	3,775	2,808
Provision for loan losses	675	1,680	3,555	2,622	2,506
Charge-offs:
Commercial, financial, and agricultural	416	1,210	1,268	943	1,018
Real estate	1,036	851	512	1,113	277
Consumer	125	212	190	1,059	336

Total charge-offs	1,577	2,273	1,970	3,115	1,631

Recoveries:
Commercial, financial and agricultural	52	181	40	250	5
Real estate	8	67	11	11	1
Consumer	51	109	70	91	86

Total recoveries	111	357	121	352	92

Net charge-offs	1,466	1,916	1,849	2,763	1,539

Balance at end of period	$4,313	5,104	5,340	3,634	3,775

Ratio of allowance for loan losses to loans outstanding	1.68%	1.96%	1.96%	1.38%	1.45%
Ratio of allowance for loan losses to nonaccrual loans, renegotiated loans, and other nonperforming assets	253.11%	163.90%	47.52%	41.93%	57.34%
Ratio of net charge-offs to average loans outstanding	0.57%	0.71%	0.70%	1.06%	0.63%

The allowance for loan losses was $4,313,000 (1.68% of total outstanding loans) at December 31, 2003, compared to $5,104,000 (1.96% of total outstanding loans) at December 31, 2002. This decrease in the allowance is due to reduced loan growth and improved performance in the loan portfolio as of December 31, 2003 compared to the same period last year.

The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. This has had the effect of slowing the Bank’s loan growth.

During 2003, the Company had loan charge-offs totaling $1,577,000 and recoveries of $111,000, as compared to $2,273,000 in charge-offs and recoveries of $357,000 in the prior year. Charge-offs decreased in 2003 due to improved loan performance.

Management believes that the $4,313,000 allowance for loan losses at December 31, 2003 (1.68% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provisions to the allowance for loan losses. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans. The increase in the ratio of the allowance for loan losses to nonperforming assets between year-end 2003 and year-end 2002 was primarily due to the reduction in nonaccrual loans and other real estate owned. The increase in the ratio of the allowance for loan losses to nonperforming assets between year-end 2002 and year-end 2001 was primarily due to the reduction in nonaccrual loans, other real estate owned and accruing loans 90 days more past due.

While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the determination of the specific and general loss allowances for certain loans classified as problem credits and uses a five-year historical loss factor to determine the loss allocation for the remainder of the loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for impaired loans where management has identified specific losses. Level II allowances are set aside to cover general losses associated with problem loans which possess more than a normal degree of credit risk, but where no specific losses have been identified. These loans have been criticized or classified by the Bank’s regulators, external loan review personnel engaged by the Bank, or internally by management. The five-year historical loss factors, subject to certain minimum percentages considering regulatory guidelines, are applied to the Level II problem loans in determining the allocation. Level III is the allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents, readily marketable collateral, and portions of the portfolio that are partially covered by a U.S. Government or government agency guaranty. Adjustments are then made for local economic conditions. The allocation for Level III is determined by applying the historical loss factor, derived from prior years’ actual experience, to the adjusted outstanding balance for this classification. At December 31, 2003, the allowance for loan losses was allocated to approximately $365 thousand for impaired loans (Level 1), approximately $2.561 million for criticized and classified loans (Level II) and approximately $1.387 million for the general reserve (Level III).

At December 31, 2003, the Company had approximately $471,000 of impaired loans, which included 4 loans to 2 borrowers with a total valuation allowance of approximately $309,000. At December 31, 2002, the Company had approximately $5,281,000 of impaired loans, which included 5 loans to 3 borrowers with a total valuation allowance of approximately $861,000.

Nonperforming Assets

Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

Nonperforming assets were $1,704,000, $3,114,000, and $12,706,000 at December 31, 2003, 2002, and 2001, respectively. These levels represent a decrease of $1,410,000 (45.3%) for the year ended December 31, 2003, and a decrease of $9,592,000 (75.5%) for the year ended December 31, 2002. The decrease in 2003 was mainly due to a decrease in nonaccrual loans and other real estate owned. The decrease in 2002 was mainly due to a decrease in nonaccrual loans, other real estate owned and accruing loans 90 days or more past due.

An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

	Nonperforming Assets December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$1,704	2,532	10,211	7,793	6,075
Renegotiated loans	—	—	—	—	—
Other nonperforming assets (primarily other real estate)	—	582	1,026	874	509
Accruing loans 90 days or more past due	—	—	1,469	28	269

Total nonperforming assets	$1,704	3,114	12,706	8,695	6,853

Nonaccrual loans and renegotiated loans as a percentage of total loans	0.66%	0.97%	3.76%	2.97%	2.33%
Nonaccrual loans, renegotiated loans and other nonperforming assets as a percentage of total loans	0.66%	1.20%	4.13%	3.30%	2.53%
Total nonperforming assets as a percentage of total loans	0.66%	1.20%	4.67%	3.31%	2.63%

If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $180,000, $462,000, and $528,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company did not recognize any interest income on nonaccrual loans for the years ended December 31, 2003, 2002 and 2001.

Other Potential Problem Loans

Potential problem loans consist of those loans where management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. At December 31, 2003, the Company had identified 78 loans totaling approximately $8,876,000, or 3.5% of total loans, which were considered potential problem loans. At December 31, 2002, the Company had identified 98 loans totaling approximately $11,574,000, or 4.4% of total loans, which were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed.

Deposits

Total deposits increased $38,851,000 (9.8%) to $434,042,000 at December 31, 2003, as compared to $395,191,000 at December 31, 2002. Noninterest-bearing deposits were $60,507,000 and $53,119,000 while total interest-bearing deposits were $373,535,000 and $342,072,000 at December 31, 2003 and 2002, respectively. This trend is the result of management’s decision to maintain a competitive position in its deposit rate structure coupled with the Bank’s marketing efforts to attract local deposits and fund its loan growth. At December 31, 2003, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.9%, while MMDAs, NOWs and regular savings made up approximately 42.5%, certificates of deposit under $100,000 comprised approximately 19.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 23.9%. At December 31, 2002, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.5%, while MMDAs, NOWs and regular savings made up approximately 39.5%, certificates of deposit under $100,000 comprised approximately 22.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 24.3%.

The composition of total deposits for the last three years is presented in the following table:

	December 31,
	2003		2002		2001
	Amount	% Change from prior year end	Amount	% Change from prior year end	Amount	% Change from prior year end
	(Dollars in thousands)
Demand deposits	$60,507	13.91%	53,119	10.09%	48,251	12.15%
Interest bearing deposits:
NOWs	87,353	26.69%	68,950	15.48%	59,705	61.83%
MMDAs	78,881	9.27%	72,189	1.68%	70,999	13.61%
Savings	18,026	20.71%	14,933	8.98%	13,703	17.45%
Certificates of deposit under $100,000	85,401	-4.95%	89,848	1.97%	88,114	8.19%
Certificates of deposit and other time deposits of $100,000 and over	103,874	8.03%	96,152	8.16%	88,896	10.96%

Total interest bearing deposits	373,535	9.20%	342,072	6.43%	321,417	17.90%

Total deposits	$434,042	9.83%	395,191	6.90%	369,668	17.12%

The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the “Consolidated Average Balances, Interest Income/Expense and Yields/Rates” table immediately following:

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Twelve Months Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$256,431	16,299	6.36%	268,878	18,460	6.87%	264,948	21,418	8.08%
Investment securities:
Taxable	214,109	8,225	3.84%	164,159	8,872	5.40%	119,288	7,735	6.48%
Tax-exempt (2)	7,093	476	6.71%	3,685	261	7.08%	1,950	139	7.13%

Total investment securities	221,202	8,701	3.93%	167,844	9,133	5.44%	121,238	7,874	6.49%
Federal funds sold	8,130	92	1.13%	13,243	214	1.62%	15,857	530	3.34%
Interest-earning deposits with other banks	797	10	1.25%	1,510	34	2.25%	2,395	107	4.47%

Total interest-earning assets	486,560	25,102	5.16%	451,475	27,841	6.17%	404,438	29,929	7.40%
Allowance for loan losses	(4,918)			(5,368)			(4,441)
Cash and due from banks	12,838			14,719			11,918
Premises and equipment	3,077			3,256			3,241
Rental property, net	1,475			1,564			1,568
Other assets	17,796			18,183			11,599

Total assets	$516,828			483,829			428,323

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$75,307	959	1.27%	64,074	1,114	1.74%	45,104	1,165	2.58%
Savings and money market	91,738	1,456	1.59%	90,305	1,884	2.09%	77,286	2,658	3.44%
Certificates of deposits less than $100,000	87,621	3,057	3.49%	88,673	3,782	4.27%	84,988	5,106	6.01%
Certificates of deposits and other time deposits of $100,000 or more	97,615	3,076	3.15%	93,176	3,393	3.64%	85,362	4,182	4.90%

Total interest-bearing deposits	352,281	8,548	2.43%	336,228	10,173	3.03%	292,740	13,111	4.48%
Federal funds purchased and securities sold under agreements to repurchase	4,279	48	1.12%	3,295	53	1.61%	3,233	117	3.62%
Other borrowed funds	59,201	2,826	4.77%	53,513	2,955	5.52%	50,428	2,809	5.57%

Total interest-bearing liabilities	415,761	11,422	2.75%	393,036	13,181	3.35%	346,401	16,037	4.63%
Noninterest-bearing deposits	55,005			48,426			42,328
Accrued expenses and other liabilities	5,843			5,352			5,439
Stockholders’ equity	40,219			37,015			34,155

Total liabilities and stockholders’ equity	$516,828			483,829			428,323

Net interest income		$13,680			$14,660			13,892

Net yield on total interest-earning assets			2.81%			3.25%			3.43%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more:

Maturities of Time Deposits over $100,000 December 31, 2003
(Dollars in thousands)
Three months or less	$15,736
After three within six months	17,974
After six within twelve months	25,621
After twelve months	44,543

Total	$103,874

Weighted Average rate on time deposits of $100,000 or more at period end	3.47%

Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.

Year ended December 31	Maximum Outstanding at any Month-end	Average Balance	Interest Rate During Year	Ending Balance	Weighted Average Interest Rate at Year-end
	(Dollars in thousands)
2003	$8,493	$3,192	1.02%	$6,654	0.89%
2002	11,989	3,265	1.60%	11,989	1.19%
2001	10,136	3,178	3.40%	10,136	1.75%

(1)	Consists of securities sold under agreements to repurchase.

Other Borrowed Funds and Contractual Obligations

Other borrowed funds consist of Federal Home Loan Bank advances and notes payable. The following table outlines the Company’s other borrowed funds and contractual obligations as of December 31, 2003:

	Total	Payments Due by Period
		Less than one year	One to five years	After five years
		(In thousands)
Long-term debt:
FHLB advances	$98,242	$10,018	$35,073	$53,151
Notes payable	130	130	—	—

Total	$98,372	$10,148	$35,073	$53,151

The Company has operating leases for certain bank premises and equipment primarily including computer equipment and copiers. In 2003, the Company paid $158,000 and $307,000 in premises and equipment leases, respectively.

Note Payable to Trust

In November 2003, the Company formed a wholly owned Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in preferred trust securities. The Company obtained these proceeds through a note payable to trust (junior subordinated debentures). Approximately $5 million of proceeds were given to the Bank in the form of a dividend. This additional capital allowed the Bank to borrow additional funds from the FHLB. These funds along with some brokered CDs were used to buy additional investment securities available for sale as part of a leverage transaction. The remaining $2 million were used for the stock repurchase program. As of December 31, 2003, $7,217,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46R), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result, the Federal Reserve Board is reconsidering its treatment of trust preferred securities as Tier 1 capital and could determine that trust preferred securities will no longer be classified as Tier 1 Capital, or that a smaller percentage of Tier 1 Capital may be composed of trust preferred securities. Although management cannot predict the ultimate resolution of this issue, management believes the Company and Bank’s capital ratios will remain at an adequate level to allow the Company and Bank to continue to be “well capitalized “ under applicable banking regulations.

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

The financial instruments whose contract amounts represent credit risk as of December 31, 2003 are as follows:

Commitments to extend credit	$38,699,000
Standby letters of credit	4,748,000

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

Capital Resources

The Company’s consolidated stockholders’ equity was $40,408,000 and $39,582,000 at December 31, 2003 and 2002, respectively, an increase of $826,000 (2.1%). The increase in stockholders’ equity for 2003 is mainly due to an increase in net earnings offset by cash dividends for 2003 and the decrease in the fair value of investment securities available for sale. The increase in stockholders’ equity for 2002 is mainly due to an increase in net earnings offset by cash dividends for 2002. The Company has funded its capital growth primarily through retained earnings since its 1995 common stock offering.

During 2003, cash dividends of $1,870,000 or $0.48 per share, were declared on the Common Stock as compared to $1,714,000 or $0.44 per share, in 2002. The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is important to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See “SUPERVISION AND REGULATION.”

Certain financial ratios for the Company for the last three years are presented in the following table:

	Equity and Asset Ratios December 31,
	2003	2002	2001
Return on average assets	1.05%	1.04%	1.07%
Return on average equity	13.47%	13.66%	13.40%
Dividend payout ratio	34.53%	33.85%	34.19%
Average equity to average asset ratio	7.78%	7.65%	7.97%

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and the Alabama Superintendent. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject. See “SUPERVISION AND REGULATION.”

The following table sets forth the Bank’s actual capital levels and the related required capital levels at December 31, 2003:

	Actual Capital Amount	Actual Ratio	Required Capital Amount	Required Ratio
	(Dollars in thousands)
Tier 1 risk-based capital	$43,857	13.97%	$12,556	≥ 4%
Leverage ratio	43,857	8.07%	23,499	3-5%
Total risk-based capital	47,785	15.22%	25,112	≥ 8%

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

Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB-Atlanta’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. This line is collateralized by a blanket lien against the Bank’s one to four family residential mortgage loans and investment securities. At December 31, 2003, the Bank had $98,242,000 in advances from FHLB-Atlanta.

Overall, net cash provided from financing activities increased $58,225,000 (228.15%) to $83,746,000 during 2003 from the previous year’s total of $25,521,000. Net cash provided by operating activities decreased $2,957,000 (27.2%) to $7,906,000 from net cash provided of $10,863,000 for the year ended December 31, 2002. Cash used in investing activities during 2003 approximated $100,111,000.

The Company depends mainly on dividends, management fees and lease payments from the Bank for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $1,870,000, $1,712,000, and $1,850,000 in cash dividends for 2003, 2002, and 2001 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to the fee an unaffiliated vendor would receive. In addition, the Bank leases premises and equipment from the Company for its operations. Leases between the Bank and the Company are based on the same terms and conditions as leases to unaffiliated parties leasing space in the same building. The Bank paid the Company $44,000 and $27,000 in management fees for the years ended December 31, 2003 and 2002, respectively. The Bank also paid $188,000 and $204,000 in lease payments for the years ended December 31, 2003 and 2002, respectively. These funds were used to pay operating expenses and fund dividends to the Company’s shareholders. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each subsidiary based on their individual tax positions as if each entity filed a separate tax return.

The Bank has reduced its loan to deposit ratio to 59.23% at December 31, 2003 from 65.88% at December 31, 2002. The Bank has been monitoring its liquidity, and has sought to better price its loans consistent with its costs of funds and the Bank’s assessment of potential credit risk. This process has slowed and is expected to continue to slow the Bank’s loan growth and related loan revenues.

Interest Rate Sensitivity Management

An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap (“GAP”). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank’s balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 5.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2003, the Bank’s net interest income would decrease approximately 1.90% in a rising rate environment and would slightly decrease in a falling rate environment. Interest rate scenario models are prepared using software created and licensed by The Bankers Bank.

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

Certificates of deposit are spread according to their contractual maturity. Investment securities and loans reflect either the contractual maturity, call date, repricing date, or in the case of mortgage-related products, a market prepayment assumption.

	Interest Sensitivity Analysis
December 31, 2003	Immediate	One to Three Months	Four to Twelve Months	One to Five Years	Over Five Years and Non-rate Sensitive	Total
	(In thousands)
Earning Assets:
Loans	$—	102,238	17,861	54,922	82,071	257,092
Taxable investment securities	—	19,349	48,618	129,059	60,401	257,427
Tax-exempt investment securities	—	373	517	2,870	24,132	27,892
Federal funds sold	14,067	—	—	—	—	14,067
Interest earning deposits with other banks	266	—	—	—	—	266

Total earning assets	14,333	121,960	66,996	186,851	166,604	556,744

Interest bearing liabilities:
NOW	—	87,353	—	—	—	87,353
Savings and money market	—	96,907	—	—	—	96,907
Certificates of deposit less than $100,000	—	23,594	34,272	27,535	—	85,401
Certificates of deposit and other time deposits of $100,000 or more	—	24,965	40,612	33,297	5,000	103,874
Federal funds purchased and securities sold under agreements to repurchase	6,654	—	—	—	—	6,654
FHLB and other borrowings	—	18,047	50,079	25,096	5,150	98,372

Total interest bearing liabilities	6,654	250,866	124,963	85,928	10,150	478,561

Interest sensitivity gap	7,679	(128,906)	(57,967)	100,923	156,454	78,183

Cumulative interest sensitivity gap	$7,679	(121,227)	(179,194)	(78,271)	78,183

The interest sensitive assets at December 31, 2003, that reprise or mature within 12 months were $203,289,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $382,483,000. At December 31, 2003, the 12 month cumulative GAP position, was a negative $179,194,000 resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of 0.53. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period.

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

On January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), which resulted in a $142,000 net of tax cumulative effect of a change in accounting principle adjustment to the Company’s consolidated financial statements upon adoption. As of December 31, 2003, the Company had the following derivative instrument:

	Notional Amount	Carrying Value	Estimated Fair Value	Weighted Average Rate (1)		Weighted Average Remaining Life (Years)
				Received	Paid
	(Dollars in thousands)
Swaps:
Fair value hedge: receive fixed:
Less than one year	$5,000	$64	$64	5.68%	1.20%	0.29

(1)	The weighted average rates received/paid are shown only for swaps for which net interest amounts were receivable or payable at the end of each period. Interest rates on variable rate derivative products held by the Bank are derived from the 3 month LIBOR rate.

At December 31, 2003, the $5.0 million interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed to variable rates. The fair value of this derivative financial instrument is based on dealer quotes and third party financial models. See “RESULTS OF OPERATIONS – NET INTEREST INCOME.”

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

Pending Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that end after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (Vies) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and no controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and no controlling interest of the VIE.

The Company has applied FIN 46R in accounting for Auburn National Bancorporation Capital Trust I (“Trust”), established in November, 2003. Accordingly, in the accompanying balance sheet, we have included, in other assets, our investment in the Trust of $217,000 and also included, in subordinated debt, the balance owed the Trust of $7,217,000. Except as related to the Trust, the application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004 although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on the consolidated balance sheets or statements of earnings of the Company.

Results of Operations

Net Earnings

Net earnings increased $364,000 (7.2%) to $5,419,000 during 2003 from $5,055,000 for the year ended December 31, 2002. Basic income per share was $1.39 and $1.30 for 2003 and 2002, respectively, an increase of 6.9%. Comparatively, net earnings during 2002 increased $477,000 (10.4%) to $5,055,000 from the 2001 total of $4,578,000, while basic income per share increased of $0.13 per share for 2002 from a 2001 per share total of $1.17.

The increase in net earnings for 2003 is attributable to an increase in noninterest income and a decrease in provision for loan losses offset by a decrease in net interest income and an increase in noninterest expense. The increase in net earnings for 2002 is attributable to higher net interest income and lower provision for loan losses offset by a decrease in noninterest income and an increase in noninterest expense.

Net Interest Income

Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company’s earnings. Net interest income was $13,518,000 for the year ended December 31, 2003. This decrease of $1,052,000 (7.2%) over 2002 is due to a decrease in the net yield on total interest earning assets of 44 basis points to 2.81% offset by an increase in average interest earning assets during 2003.

Net interest income was $14,570,000 for the year ended December 31, 2002. This increase of $725,000 (5.2%) over 2001 is due to the increase in average interest earning assets during 2002 offset by a decrease in the net yield on total interest earning assets of 18 basis points to 3.25%.

The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in net interest income of $220,000, $188,000 and $219,000 for 2003, 2002, and 2001, respectively. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See “— INTEREST RATE SENSITIVITY MANAGEMENT”, the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table appearing elsewhere herein and the “RATE/VOLUME VARIANCE ANALYSIS” tables immediately following.

Rate/Volume Variance Analysis

Taxable-Equivalent Basis (1)(2)	Change Due to
Years Ended December 31, 2003 Compared to 2002	Net Change	Rate	Volume	Rate/ Volume
	(In thousands)
Earning Assets:
Loans	$(2,161)	(1,369)	(855)	63
Investment securities:
Taxable	(647)	(2,566)	2,700	(781)
Tax-exempt	215	(14)	242	(13)

Total investment securities	(432)	(2,580)	2,942	(794)
Federal funds sold	(122)	(64)	(83)	25
Interest earning deposits with other banks	(24)	(15)	(16)	7

Total earning assets	$(2,739)	(4,028)	1,988	(699)

Interest bearing liabilities:
Deposits:
Demand	$(155)	(298)	195	(52)
Savings and money market	(428)	(451)	30	(7)
Certificates of deposit less than $100,000	(725)	(688)	(45)	8
Certificates of deposit and other time deposits of $100,000 or more	(317)	(457)	162	(22)

Total interest bearing deposits	(1,625)	(1,894)	342	(73)
Federal funds purchased and securities sold under agreements to repurchase	(5)	(16)	16	(5)
Other borrowed funds	(129)	(400)	314	(43)

Total interest bearing liabilities	$(1,759)	(2,310)	672	(121)

(1)	For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2)	The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.

Rate/Volume Variance Analysis

Taxable-Equivalent Basis (1)(2)	Change Due to
Years Ended December 31, 2002 Compared to 2001	Net Change	Rate	Volume	Rate/ Volume
	(In thousands)
Earning Assets:
Loans	$(2,958)	(3,228)	318	(48)
Investment securities:
Taxable	1,137	(1,288)	2,910	(485)
Tax-exempt	122	(1)	124	(1)

Total investment securities	1,259	(1,289)	3,034	(486)
Federal funds sold	(316)	(274)	(87)	45
Interest earning deposits with other banks	(73)	(53)	(40)	20

Total earning assets	$(2,088)	(4,844)	3,225	(469)

Interest bearing liabilities:
Deposits:
Demand	$(51)	(381)	490	(160)
Savings and money market	(774)	(1,046)	448	(176)
Certificates of deposit less than $100,000	(1,324)	(1,481)	221	(64)
Certificates of deposit and other time deposits of $100,000 or more	(789)	(1,074)	383	(98)

Total interest bearing deposits	(2,938)	(3,982)	1,542	(498)

Federal funds purchased and securities sold under agreements to repurchase	(64)	(65)	2	(1)
Other borrowed funds	146	(24)	171	(1)

Total interest bearing liabilities	$(2,856)	(4,071)	1,715	(500)

(1)	For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2)	The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.

Interest Income

Interest income is a function of the volume of interest-earning assets and their related yields. Interest income was $24,940,000, $27,752,000, and $29,883,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in interest income resulted primarily from decreases in loan yields and the amount of loans outstanding. Average interest-earning assets increased $35,085,000 (7.8%) during 2003, compared to $47,037,000 (11.6%) during 2002, while the fully taxable equivalent yields on average earning assets decreased 101 basis points in 2003 after decreasing 123 basis points in 2002. The combination of these factors resulted in decreases in interest income of $2,812,000 (10.1%) for 2003 and $2,131,000 (7.1%) during 2002. See “—CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” and THE “RATE/VOLUME VARIANCE ANALYSIS” tables.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $16,299,000, $18,460,000, and $21,418,000 for the years ended December 31, 2003, 2002, and 2001, respectively. These levels reflected a decrease of $2,161,000 (11.7%) during 2003, and a decrease of $2,958,000 (13.8%) during 2002. The decrease in 2003 is due to a decrease in the fully taxable equivalent yield on loans and a decrease in the average volume outstanding on loans. The decrease in 2002 is due to a decrease in the fully taxable equivalent yield on loans offset by an increase in the average volume outstanding on loans. The level of average balances has decreased to $256,431,000 in 2003 from $268,878,000 in 2002 and $264,948,000 for 2001. The fully taxable equivalent yield on loans decreased 51 basis points to 6.36% in 2003, and decreased 121 basis points to 6.87% in 2002 from the 2001 average yield of 8.08%.

Interest income on investment securities decreased $505,000 (5.6%) to $8,539,000 in 2003, following an increase of $1,217,000 (15.5%) to $9,044,000 in 2002 from $7,827,000 in 2000. The 2003 decrease was due to a $53,358,000 increase in average volume outstanding offset by a decrease in yield of 151 basis points compared to 2002 levels. The 2002 increase was due to a $46,606,000 increase in average volume outstanding offset by a decrease in yield of 105 basis points compared to 2001 levels. The fully taxable equivalent yields on investment securities were 3.93% in 2003, 5.44% in 2002, and 6.49% in 2001. See “FINANCIAL CONDITION—INVESTMENT SECURITIES.”

Interest Expense

Total interest expense was $11,422,000, $13,181,000 and $16,038,000 for the years ended December 31, 2003, 2002, and 2001 respectively, representing decreases of $1,759,000 (13.3%) during 2003 and $2,857,000 (17.8%) during 2002. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $415,761,000 in 2003 from $393,036,000 in 2002 and $346,401,000 in 2001. The rates paid on these liabilities decreased 60 basis points in 2003 to 2.75% after decreasing 128 basis points to 3.35% during 2002 from 4.63% in 2001.

Interest on deposits, the primary component of total interest expense, decreased $1,625,000 to $8,548,000 (16.0%) during 2003 from $10,173,000 in 2002, which in turn represents a $2,938,000 (22.4%) decrease from the 2001 level of $13,111,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 2003 level of $352,281,000 as compared to $336,228,000 in 2002 and $292,740,000 in 2001. The average rates paid on interest-bearing deposits were 2.43%, 3.03%, and 4.48% for 2003, 2002, and 2001, respectively.

Interest expense on borrowed funds was $2,826,000 in 2003, $2,955,000 in 2002, and $2,809,000 in 2001. These levels represent a decrease of $129,000 (4.4%) during 2003, and an increase of $146,000 (5.2%) during 2002. The 2003 decrease is due to the refinancing of $10 million in FHLB advances to a lower interest rate in April 2003. The 2002 increase is due to a full year of interest expense in 2002 for a $5 million advance drawn in August 2001.

Provision for Loan Losses

During 2003, the Company made a total provision for loan losses of $675,000 based on management’s reviews and assessments of the risks in the loan portfolio, the amount of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. During 2002 and 2001, the Company made total provisions for loan losses of $1,680,000 and $3,555,000, respectively. The decrease in 2003 is due to reduced loan growth and improved performance in the loan portfolio. The decrease in 2002 is due to reduced loan growth and less deterioration in certain loans than in the same period last year. See “FINANCIAL CONDITION — ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $1,381,000 (25.6%) to $6,773,000 for the year ended December 31, 2003, from the 2002 total of $5,392,000, which in turn represented a decrease of $559,000 (9.4%) from the total of $5,951,000 for 2001.

Service charges on deposit accounts increased $99,000 (7.1%) during 2003 to $1,497,000 and decreased $76,000 (5.2%) in 2002 to $1,398,000 from $1,474,000 in 2001. The increase in 2003 is due to an overall increase in service charges offset slightly by a decrease in the number of insufficient funds and overdraft charges. The decrease in 2002 is due to a decrease in insufficient funds and overdraft charges due to a decrease in the number of items.

Net gains from investment securities increased $502,000 (101.8%) to $995,000 for the year ended December 31, 2003, from the 2002 total of $493,000. The increase is primarily due to the gains in the second quarter of 2003 on the sale of specific available for sale securities.

Other noninterest income increased $780,000 (22.3%) to $4,281,000 in 2003 from $3,501,000 in 2002. Comparatively, the 2002 total represented an increase of $550,000 (18.6%) from $2,951,000 in 2001. The increase in 2003 was primarily due to an increase of $421,000 in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees and an increase of $319,000 in gains on the sale of mortgage loans. The increase in 2002 was primarily due to an increase of $317,000 in MasterCard/VISA discounts and fees mainly due to Auburn University’s acceptance of MasterCard/VISA for tuition, an increase of $400,000 in the cash surrender value of life insurance, and an increase of $142,000 in the gain on the sale of mortgage loans. See “ITEM 1 – BUSINESS—SERVICES.”

Noninterest Expense

Total noninterest expense was $11,914,000 for 2003, $11,143,000 for 2002, and $9,923,000 for 2001 reflecting an increase of $771,000 (6.9%) for 2003, and an increase of $1,220,000 (12.3%) for 2002.

Salaries and benefits increased $109,000 (2.3%) to $4,751,000 for the year ended December 31, 2003, and increased $409,000 (9.7%) to $4,642,000 for the year ended December 31, 2002, from the 2001 total of $4,233,000. At December 31, 2003, the Company had 133 full-time equivalent employees, an increase of 10 over the level at December 31, 2002. At December 31, 2002, the Company had 123 full-time equivalent employees, an increase of 3 over the level at December 31, 2001. The increases for 2003 and 2002 were primarily due to new hires, merit raises and the cost of benefits associated with such increases.

Net occupancy expense was $1,251,000, $1,229,000, and $1,095,000 for 2003, 2002 and 2001, respectively, representing an increase of $22,000 (1.8%) in 2003 and $134,000 (12.2%) in 2002 over the previous year’s levels. The 2003 increase is mainly due to a slight increase in computer hardware maintenance offset by a decrease in computer lease payments. The 2002 increase is mainly due to an increase in computer lease payments.

Other noninterest expense was $5,912,000 for 2003, $5,272,000 for 2002, and $4,595,000 for 2001. These levels represent an increase of $640,000 (12.1%) in 2003 and an increase of $677,000 (14.7%) in 2002 over the respective previous years. This 2003 increase is mainly due to the early prepayment penalty of $715,000 to refinance the $10 million in FHLB advances and increases of $299,000 in the MasterCard/VISA transaction volume mentioned above from the same period of 2002. The increase in MasterCard/VISA expenses resulted from the increase in fees the Company paid to its merchant processor in connection with an increase in MasterCard/VISA transactions. The 2002 increase is mainly due to increases of $360,000 in the expenses associated with Auburn University’s acceptance of MasterCard/VISA for tuition mentioned above, $68,000 in marketing expenses, $72,000 in network communications, $59,000 in expenses to maintain other real estate owned as well as losses on the sale of other real estate owned and an increase of $114,000 in the FDIC assessment. See “SUPERVISION AND REGULATION-FDIC INSURANCE ASSESSMENTS.”

Income Taxes

The Company’s income tax expense was $2,283,000, $2,085,000, and $1,881,000 in 2003, 2002, and 2001, respectively. These levels represent an effective tax rate on pre-tax earnings of 29.6% for 2003, 29.2% for 2002, and 29.8% for 2001. The effective tax rate has decreased due to benefits of tax credits related to a low income housing investment and bank owned life insurance. Details of the tax provision for income taxes are included in Note 11, “Income Tax Expense” in the Notes to the Consolidated Financial Statements included elsewhere herein.

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

Currently the Company’s income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual increase or decrease in interest rates of 200 basis points. Given this scenario, the Company had, at year-end, a slight exposure to rising rates and falling rates.

The following chart reflects the Company’s sensitivity to changes in interest rates as of December 31, 2003. Numbers are based on the December balance sheet and assumes paydowns and maturities of both assets and liabilities are reinvested based on growth assumptions provided by the Company. The same growth and interest rate assumptions are used in the base, up 200 basis points, and down 200 basis points scenarios.

INTEREST RATE RISK

Income Sensitivity Summary:

Interest Rate Scenario (000)

(Dollars in thousands)

	-200 BP	Base	+200 BP
Year 1 Net Interest Income	15,191	15,176	14,885
$ Change Net Interest Income	(15)	—	(291)
% Change Net Interest Income	(0.10)%	—	(1.95)%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data contained within this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Director of Financial Operations (DFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required by this item is set forth under the headings “Proposal One: Election of Directors—Information about Nominees for Directors,” “Additional Information Concerning the Company’s Board of Directors and Committees,” “Executive Officers—General” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 11, 2004, and is incorporated herein by reference.

The Board of Directors has adopted a Code of Conduct and Ethics applicable to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, controller and other senior financial officers. Upon request, the Company will provide a copy of its Code of Conduct and Ethics, without charge, to any person. Written requests for a copy of the Company’s Code of Conduct may be sent to Auburn National Bancorporation, Inc., 100 N. Gay Street, Auburn, Alabama 36830, and Attention: Marla Kickliter, Assistant Vice President of Compliance and Internal Audit. Requests may also be made via telephone by contacting Marla Kickliter, Assistant Vice President of Compliance and Internal Audit, or Laura Carrington, Vice President of Human Resources, at (334) 821-9200.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Additional Information Concerning the Company’s Board of Directors and Committees—Board Compensation,” “Executive Officers,” “Compensation Committee Report” and “Performance Graph” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 11, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth under the headings “Proposal One: Election of Directors—Information about Nominees for Directors” and “Principal Shareholders” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 11, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth under the heading “Certain Transactions and Business Relationships” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 11, 2004, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is set forth under the heading “Independent Auditors” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 11, 2004, and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	List of all Financial Statements

The following consolidated financial statements and report of independent certified public accountants of the Company are included in this Annual Report on Form 10-K:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statement of Earnings for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to the Consolidated Financial Statements

(b)	Reports on Form 8-K

October 16, 2003 – Third Quarter 2003 Earnings Press Release

(c)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Bylaws of Auburn National Bancorporation, Inc.

10.	Material Contracts

10.1.	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

21.1	Subsidiaries of Registrant

23.1	Consent of Accountants

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Director of Financial Operations pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

(d)	Financial Statement Schedules

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three–year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments in 2001.

/s/ KPMG LLP

Birmingham, Alabama

March 15, 2004

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks (note 2)	$12,270,957	16,964,285
Federal funds sold	14,067,000	17,832,000

Cash and cash equivalents	26,337,957	34,796,285

Interest-earning deposits with other banks	265,729	598,420
Investment securities held to maturity (fair value of $1,276,720 and $8,079,503 for December 31, 2003 and 2002, respectively) (note 3)	1,237,764	7,928,456
Investment securities available for sale (note 3)	284,081,123	182,989,794

Loans (notes 4)	257,092,056	260,359,870
Less allowance for loan losses	(4,312,554)	(5,104,165)

Loans, net	252,779,502	255,255,705

Premises and equipment, net (note 5)	2,876,052	3,154,942
Rental property, net	1,427,285	1,532,535
Other assets (note 3)	21,109,501	18,770,815

Total assets	$590,114,913	505,026,952

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$60,507,145	53,119,379
Interest-bearing (note 6)	373,534,995	342,071,985

Total deposits	434,042,140	395,191,364

Securities sold under agreements to repurchase (note 7)	6,654,332	11,989,334
Other borrowed funds (note 8)	98,372,188	53,436,483
Note payable to trust (note 9)	7,217,000	—
Accrued expenses and other liabilities	3,421,369	4,827,347

Total liabilities	549,707,029	465,444,528

Stockholders’ equity (notes 15 and 16):
Preferred stock of $0.01 par value. Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value. Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,712,246	3,708,443
Retained earnings	38,092,829	34,543,870
Accumulated other comprehensive (loss)/income	(828,816)	1,842,099
Less treasury stock, at cost – 64,947 shares and 62,317 shares for December 31, 2003 and 2002, respectively	(607,946)	(551,559)

Total stockholders’ equity	40,407,884	39,582,424
Commitments and contingencies (note 13)

Total liabilities and stockholders’ equity	$590,114,913	505,026,952

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest and dividend income:
Loans, including fees	$16,299,018	18,459,669	21,418,386
Investment securities:
Taxable	8,224,739	8,872,169	7,734,690
Tax-exempt	313,880	172,171	92,168
Federal funds sold	92,498	213,999	529,936
Interest-earning deposits with other banks	10,002	33,848	107,361

Total interest and dividend income	24,940,137	27,751,856	29,882,541

Interest expense:
Deposits (note 6)	8,547,949	10,173,324	13,111,375
Securities sold under agreements to repurchase and federal funds purchased (note 7)	47,901	53,192	117,199
Other borrowings (note 8)	2,825,987	2,954,947	2,809,166

Total interest expense	11,421,837	13,181,463	6,037,740

Net interest income	13,518,300	14,570,393	3,844,801

Provision for loan losses (note 4)	675,000	1,680,000	3,555,000

Net interest income after provision for loan losses	12,843,300	12,890,393	10,289,801

Noninterest income:
Service charges on deposit accounts	1,496,680	1,398,490	1,473,525
Investment securities gains, net (note 3)	994,699	492,776	1,526,196
Other (note 17)	4,281,260	3,501,038	2,950,786

Total noninterest income	6,772,639	5,392,304	5,950,507

Noninterest expense:
Salaries and benefits (note 12)	4,751,166	4,642,133	4,232,896
Net occupancy expense	1,251,128	1,229,416	1,095,313
Other (note 17)	5,911,690	5,271,840	4,594,655

Total noninterest expense	11,913,984	11,143,389	9,922,864

Earnings before income taxes	7,701,955	7,139,308	6,317,444

Income tax expense (note 11)	2,283,435	2,084,653	1,880,899

Earnings before cumulative effect of a change in accounting principle	5,418,520	5,054,655	4,436,545
Cumulative effect of a change in accounting principle, net of tax (note 1)	—	—	141,677

Net earnings	$5,418,520	5,054,655	4,578,222

Earnings per share before change in accounting principle – basic	$1.39	1.30	1.14
Cumulative effect of change in accounting principle	—	—	0.03
Earnings per share – basic	1.39	1.30	1.17
Earnings per share before change in accounting principle – diluted	1.39	1.30	1.14
Cumulative effect of change in accounting principle	—	—	0.03
Earnings per share – diluted	1.39	1.30	1.17
Weighted average shares outstanding – basic	3,894,969	3,894,649	3,908,084
Weighted average shares outstanding – diluted	3,895,728	3,894,925	3,908,084

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2003, 2002, and 2001

	Comprehensive income	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2000		3,957,135	39,571	3,707,472	28,187,466	85,147	(214,599)	31,805,057

Comprehensive income:
Net earnings	$4,578,222	—	—	—	4,578,222	—	—	4,578,222
Other comprehensive income due to unrealized gain on investment securities available for sale, net (note 10)	1,351,733	—	—	—	—	1,351,733	—	1,351,733

Total comprehensive income	$5,929,955

Cash dividends paid ($0.40 per share)		—	—	—	(1,562,819)	—	—	(1,562,819)

Purchase of treasury stock (29,955 shares)		—	—	—	—	—	(338,260)	(338,260)

Balances at December 31, 2001		3,957,135	39,571	3,707,472	31,202,869	1,436,880	(552,859)	35,833,933

Comprehensive income:
Net earnings	$5,054,655	—	—	—	5,054,655	—	—	5,054,655
Other comprehensive income due to unrealized gain on investment securities available for sale, net (note 10)	405,219	—	—	—	—	405,219	—	405,219

Total comprehensive income	$5,459,874

Cash dividends paid ($0.44 per share)		—	—	—	(1,713,654)	—	—	(1,713,654)

Sale of treasury stock (200 shares)		—	—	971	—	—	1,300	2,271

Balances at December 31, 2002		3,957,135	39,571	3,708,443	34,543,870	1,842,099	(551,559)	39,582,424

Comprehensive income:
Net earnings	$5,418,520	—	—	—	5,418,520	—	—	5,418,520
Other comprehensive loss due to unrealized loss on investment securities available for sale, net (note 10)	(2,670,915)	—	—	—	—	(2,670,915)	—	(2,670,915)

Total comprehensive income	$2,747,605

Cash dividends paid ($0.48 per share)		—	—	—	(1,869,561)	—	—	(1,869,561)

Purchase of treasury stock (3,000 shares)		—	—	—	—	—	(61,262)	(61,262)

Sale of treasury stock (750 shares)		—	—	3,803	—	—	4,875	8,678

Balances at December 31, 2003		3,957,135	$39,571	3,712,246	38,092,829	(828,816)	(607,946)	40,407,884

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$5,418,520	5,054,655	4,578,222
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Cumulative effect of accounting change for derivative instruments and hedging activities	—	—	(141,677)
Depreciation and amortization	557,146	490,749	463,842
Net amortization (accretion) of investment security discounts/premiums	1,711,893	603,075	(136,417)
Provision for loan losses	675,000	1,680,000	3,555,000
Deferred tax expense	427,704	313,362	484,998
Loans originated for resale	(107,507,779)	(66,842,809)	(45,376,207)
Proceeds from sale of loans originated for resale	108,656,026	70,358,000	43,378,889
Loss on sale of premises and equipment	34,693	44,522	12,153
(Gain) loss on sale and calls of investment securities	(994,699)	(492,776)	22,144
Gain on exchange of privately-held stock investment	—	—	(1,548,340)
Loss on sale of other real estate	70,694	73,350	33,283
Gain on change in fair value of derivatives	—	—	(272,000)
(Increase) decrease in interest receivable	(273,677)	132,080	650,608
Increase in other assets	(346,683)	(1,003,800)	(8,996,900)
(Decrease) increase in interest payable	(74,947)	(491,587)	504,533
(Decrease) increase in accrued expenses and other liabilities	(448,037)	943,907	(991,268)

Net cash provided by (used in) operating activities	7,905,854	10,862,728	(3,779,137)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	82,443,026	16,892,073	46,532,577
Proceeds from maturities/calls/paydowns of investment securities available for sale	116,628,669	62,340,614	26,355,701
Purchases of investment securities available for sale	(305,345,720)	(126,415,939)	(119,593,961)
Proceeds from maturities/calls/paydowns of investment securities held to maturity	6,704,668	8,304,280	10,938,449
Proceeds from termination of interest rate swap	—	—	490,083
Net decrease (increase) in loans	801,520	4,850,211	(9,723,445)
Purchases of premises and equipment	(140,658)	(386,030)	(456,220)
Proceeds from sale of premises and equipment and other real estate	711,094	1,585,380	381,388
Additions to rental property	(5,806)	(82,255)	(75,857)
Net decrease (increase) in interest-earning deposits with other banks	332,691	255,341	(407,617)
Investment in FHLB stock	(2,240,000)	—	(245,600)

Net cash used in investing activities	(100,110,516)	(32,656,325)	(45,804,502)

(141,677)

(141,677)

4,578,222

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	$7,387,766	4,868,707	5,226,285
Net increase in interest-bearing deposits	31,463,010	20,655,143	48,800,035
Net (decrease) increase in securities sold under agreements to repurchase	(5,335,002)	1,853,456	5,747,317
Borrowings from FHLB	55,000,000	—	10,000,000
Repayments to FHLB	(10,043,250)	(118,251)	(5,118,249)
Repayments of other borrowed funds	(21,045)	(26,507)	(21,050)
Proceeds from the note payable to Trust	7,217,000	—	—
Purchase of treasury stock	(61,262)	—	(338,260)
Sale of treasury stock	8,678	2,271	—
Dividends paid	(1,869,561)	(1,713,654)	(1,562,819)

Net cash provided by financing activities	83,746,334	25,521,165	62,733,259

Net (decrease) increase in cash and cash equivalents	(8,458,328)	3,727,568	13,149,620

Cash and cash equivalents at beginning of year	34,796,285	31,068,717	17,919,097

Cash and cash equivalents at end of year	$26,337,957	34,796,285	31,068,717

Supplemental information on cash payments:
Interest paid	$11,496,784	13,854,400	15,533,207
Income taxes paid	1,918,796	2,189,835	1,578,399

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	185,236	1,192,893	1,011,003
Loans to facilitate the sale of other real estate	333,800	—	444,625

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, AuburnBank.

52	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

53	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

Land is stated at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally on a straight–line method for buildings, furniture, fixtures, and equipment over the estimated useful lives of the assets, which range from three to 39 years.

(h)	Rental Property

Rental property consists of land; buildings; and furniture, fixtures, and equipment which are rented by the Company to the Bank and the general public. Rental property is stated at cost less accumulated depreciation. Depreciation is computed principally on a straight–line method for buildings, furniture, fixtures, and equipment over the shorter of estimated useful lives of the assets or the lease period.

54	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

The net settlement on the Company’s fair value hedges is recorded in earnings on an accrual basis. The Company has no cash flow hedges at December 31, 2003 or 2002.

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

55	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The Company files its federal income tax returns on a consolidated basis.

(l)	Earnings per Share

Basic earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company reserved 450,000 shares of common stock in May 1994 for issuance under stock option plans. During 2003, the Company granted 4,000 options with an exercise price of $13.39 which was equal to the closing market price on the date of grant. During 2002, the Company granted 3,000 options with an exercise price of $11.35 which was equal to the closing market price on the date of grant. No options were granted in years previous to 2002.

A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three years ended December 31 is as follows:

	2003	2002	2001
Basic:
Net income	$5,418,520	5,054,655	4,578,222
Average common shares outstanding	3,894,969	3,894,649	3,908,084

Earnings per share	$1.39	1.30	1.17

Diluted:
Net income	$5,418,520	5,054,655	4,578,222
Average common shares outstanding	3,894,969	3,894,649	3,908,084
Dilutive effect of options issued	759	276	—

Average diluted shares outstanding	3,895,728	3,894,925	3,908,084

Earnings per share	$1.39	1.30	1.17

The Company had no options that were issued and not included in the calculation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.

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

56	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

the intrinsic value method. The Company provides the pro–forma disclosures of SFAS No. 123, Accounting for Stock–Based Compensation, as amended by SFAS No. 148, using the fair value method of accounting for stock–based compensation.

The Company granted 4,000 options on January 1, 2003 with an exercise price of $13.39 which was equal to the closing market price on the date of grant. At December 31, 2002, each option had a fair value of $3.51. These options vested on the date of grant and expire on December 31, 2006. During 2003, 200 options were exercised. At December 31, 2003, 3600 options were outstanding with a remaining contractual life of three years.

The Company granted 3,000 options on January 1, 2002 with an exercise price of $11.35 which was equal to the closing market price on the date of grant. Each option had a fair value of $5.17 and $5.47 at December 31, 2003 and 2002, respectively. These options vested on the date of grant and expire on December 31, 2005. During 2003 and 2002, 500 and 200 options were exercised, respectively. At December 31, 2003, 2300 options were outstanding with a remaining contractual life of two years.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock–based employee compensation:

	2003	2002	2001
	(In thousands, except per share data)
Net earnings – as reported	$5,418,520	5,054,655	4,578,222
Deduct:
Total stock–based employee compensation expense determined under fair value based method for all awards, net of related tax effects	17,740	9,846	—

Net earnings – pro forma	$5,400,780	5,044,809	4,578,222

Earnings per share – as reported
Basic	$1.39	1.30	1.17
Diluted	1.39	1.30	1.17
Earnings per share – pro forma
Basic	$1.39	1.30	1.17
Diluted	1.39	1.30	1.17

57	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The fair value of the option grant is estimated on the date of grant using the Black–Scholes option–pricing model with the following assumptions:

	2003	2002
Expected stock price volatility	53.93%	71.78%
Risk free interest rate	2.52%	1.90%
Expected life of options	3 years	3 years
Dividend yield	3.01%	3.29%

(n)	Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS 132 (revised 2003), which revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by SFAS 87, Employers’ Accounting for Pensions, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, investment strategy, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This Statement is effective for financial statements ending after December 15, 2003. The effect of this Statement is reflected in the disclosures noted in Note 12 herein.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that is a liability under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any of these types of financial instruments and therefore the effect of this Statement on the Consolidated Financial Statements was not material.

58	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements applied to all variable interest entities created after January 31, 2003. This Interpretation was amended in October 2003 by FASB Staff Position (“FSP”) 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This FSP deferred the effective date for applying the provisions of FIN 46 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. As amended, public companies were to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remained in existence as of the end of annual or interim periods ending after December 15, 2003. In December 2003, FIN 46R was issued, which again deferred the effective date for interests held by public companies in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The Company adopted FIN 46 as of July 1, 2003 and the effect of this Interpretation on the Consolidated Financial Statements was not material.

(o)	Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve Board requirements. The amounts of those required balances as of December 31, 2003 and 2002 were approximately $0 and $7,810,000, respectively.

59	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(3)	Investment Securities

The amortized cost and fair value of investment securities at December 31, 2003, were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity:
State and political subdivisions	370,000	—	—	370,000
Collateralized mortgage obligations	—	—	—	—
Mortgage-backed securities	867,764	38,956	—	906,720

	$1,237,764	38,956	—	1,276,720

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$62,866,562	205,551	405,486	62,666,627
State and political subdivisions	27,892,370	277,557	93,787	28,076,140
Corporate securities	5,221,236	65,308	9,014	5,277,530
Collateralized mortgage obligations	16,139,661	23,986	79,746	16,083,901
Mortgage-backed securities	172,319,223	359,500	1,459,968	171,218,755
Equity securities	1,023,432	—	265,262	758,170

	$285,462,484	931,902	2,313,263	284,081,123

The Company has one investment which has been in an unrealized loss position greater than one year. The Company has not written down this stock to its fair value because of management’s belief that this impairment is temporary. The Company owns 52,396 shares of Concord EFS stock. On December 31, 2003, the stock had a market value of $265,000 below historical cost. The Company believes the decrease is due to the past uncertainties from the proposed merger of Concord and First Data. Concord and First Data have agreed to settle the antitrust lawsuit filed by the U.S. Department of Justice and the merger closed in February 2004. Based on the Company’s review of analysts’ expectations, Concord is well positioned with healthy market shares in the grocery, trucking and benefits payment sectors with a large book of recurring revenues. The Company agrees the merger should strengthen First Data’s merchant processing payment processing, electronic payments and debit card businesses. The 2004 stock price will depend on the successful integration of Concord’s operations, of which they both have extensive experience, and solid financial performance in each quarter. Steadily improving economic conditions should positively impact First Data’s 2004 operations. Even though Concord is an economically sensitive stock, analysts believe Concord has positioned itself in areas that offer resistance to an economic slowdown. Analysts note that Concord continues to improve its competitive position and operating profits and processing electronic transactions is a complex business in which economies of scale make a big difference. Although the Company cannot predict stock prices and there is obviously variability in stock prices, management does not believe that the present decline in the Concord value is “other than temporary”. The Company will continue to monitor First Data’s performance to determine whether or not an impairment that is not other than temporary has occurred.

60	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The amortized cost and fair value of investment securities at December 31, 2002 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity:
U.S. government agencies, excluding mortgage-backed securities	$5,000,000	62,500	—	5,062,500
State and political subdivisions	564,000	—	—	564,000
Collateralized mortgage obligations	873,018	28,745	—	901,763
Mortgage-backed securities	1,491,438	59,822	20	1,551,240

	$7,928,456	151,067	20	8,079,503

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$38,726,325	840,684	—	39,567,009
State and political subdivisions	3,548,207	138,002	—	3,686,209
Corporate securities	2,500,000	—	—	2,500,000
Collateralized mortgage obligations	62,545,021	630,594	51,560	63,124,055
Mortgage-backed securities	71,576,644	1,719,030	7	73,295,667
Equity securities	1,023,433	—	206,579	816,854

	$179,919,630	3,328,310	258,146	182,989,794

61	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The amortized cost and fair value of investment securities at December 31, 2003, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Fair value
Investment securities held to maturity:
Due after ten years	$370,000	370,000
Mortgage-backed securities	867,764	906,720

Total	$1,237,764	1,276,720

Investment securities available for sale:
Due within one year	$2,230,221	2,249,185
Due after one year through five years	17,044,219	17,060,231
Due after five years through ten years	35,253,152	35,259,833
Due after ten years	36,231,340	36,173,518

Subtotal	90,758,932	90,742,767

Corporate securities	5,221,236	5,277,530
Mortgage-backed securities	172,319,223	171,218,755
Collateralized mortgage obligations	16,139,661	16,083,901
Equity securities	1,023,432	758,170

Total	$285,462,484	284,081,123

Proceeds from the sale of investment securities available for sale during the years ended December 31, 2003, 2002, and 2001 were $82,443,026, $16,892,073, and $46,532,577, respectively. Gross gains of $1,125,798, $492,776, and $4,114 were realized on the sales for the years ended December 31, 2003, 2002, and 2001, respectively. Gross losses of $131,099, $32,571 and $21,282 were realized on the sales for the years ended December 31, 2003, 2002 and 2001, respectively.

During 2001, the Company exchanged its ownership interest in a privately held entity for common shares of a publicly traded entity as part of the sale of the privately held entity and recognized a gain of $1,548,340. Upon the exchange of ownership interest, the Company reclassified this investment from other assets to available for sale securities.

The Company recognized a loss of $4,976 during 2001, as a result of calls of held to maturity securities. There were no sales of investment securities held to maturity during the years ended December 31, 2003, 2002 and 2001.

Investment securities with an aggregate carrying value of $210,345,148 and $153,591,937 at December 31, 2003 and 2002, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

62	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The Company maintains a diversified investment portfolio, including held to maturity and available–for–sale securities, with limited concentration in any given region, industry, or economic characteristic.

Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $4,912,200 and $2,672,200 at December 31, 2003 and 2002, respectively.

(4)	Loans

At December 31, 2003 and 2002, the composition of the loan portfolio was as follows:

	2003	2002
Commercial, financial, and agricultural	$54,998,933	56,489,860
Leases – commercial	6,630,351	7,127,939
Real estate – construction:
Commercial	2,098,839	1,392,022
Residential	4,865,773	4,768,047
Real estate – mortgage:
Commercial	122,397,493	124,489,627
Residential	41,987,725	46,105,099
Real estate – held for sale	12,439,618	6,015,907
Consumer installment	11,673,324	13,971,369

Total loans	257,092,056	260,359,870
Less allowance for loan losses	4,312,554	5,104,165

Loans, net	$252,779,502	255,255,705

During 2003 and 2002, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2003 and 2002 amounted to $5,619,763 and $6,072,337, respectively. The change from 2002 to 2003 reflects payments of $3,284,196 and advances of $2,831,622. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

63	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Balance at beginning of year	$5,104,165	5,339,945	3,634,442
Provision charged to earnings	675,000	1,680,000	3,555,000
Loan recoveries	110,813	357,341	121,128
Loans charged off	(1,577,424)	(2,273,121)	(1,970,625)

Balance at end of year	$4,312,554	5,104,165	5,339,945

At December 31, 2003 and 2002, the Company had $471,441 and $5,280,970, respectively, of impaired loans. Impaired loans at December 31, 2003 and 2002 in the amount of $471,441 and $5,280,970, respectively, have a related valuation allowance of $309,181 and $861,205 at December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003, 2002, and 2001, the average recorded investment in impaired loans was $1,408,378, $7,394,190, and $8,635,425, respectively. The amount of interest income on impaired loans recognized during 2003, 2002, and 2001 amounted to $48,817, $135,385 and $119,854, respectively.

Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $1,704,080 and $2,532,038 at December 31, 2003 and 2002, respectively. Nonaccrual loans were $1,704,080, $2,532,038, and $10,211,279 at December 31, 2003, 2002, and 2001, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $180,000, $462,000 and $528,000, in 2003, 2002, and 2001, respectively.

The Company had no real estate acquired by foreclosure at December 31, 2003. The Company had approximately $582,000 in real estate acquired by foreclosure at December 31, 2002.

The Company’s loan servicing portfolio consisted of 1,409 loans with an outstanding balance of $139,684,559; 1,188 loans with an outstanding balance of $107,671,929 and 1,018 loans with an outstanding balance of $81,845,024, as of December 31, 2003, 2002, and 2001, respectively.

64	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(5)	Premises and Equipment

Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Land	$407,747	407,747
Buildings	2,970,259	2,970,259
Furniture, fixtures, and equipment	3,766,484	4,166,393

Total premises and equipment	7,144,490	7,544,399

Less accumulated depreciation	4,268,438	4,389,457

	$2,876,052	3,154,942

(6)	Interest–Bearing Deposits

At December 31, 2003 and 2002, the composition of interest–bearing deposits was as follows:

	2003	2002
NOW	$87,352,561	68,949,676
Money market	78,881,031	72,188,963
Savings	18,026,285	14,933,248
Certificates of deposit under $100,000	85,400,560	89,848,220
Certificates of deposit and other time deposits of $100,000 and over	103,874,558	96,151,878

	$373,534,995	342,071,985

Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $2,954,000, $3,029,000, and $3,378,000, in 2003, 2002, and 2001, respectively.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 2003.

Years ending December 31:
2003	$59,330,685
2004	19,871,020
2005	6,243,761
2006	8,534,044
2007	4,895,048
Thereafter	5,000,000

$103,874,558

65	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

During 2003 and 2002, certain executive officers and directors of the Company and Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits of these persons at December 31, 2003 and 2002 amounted to $5,539,141 and $5,118,042, respectively.

(7)	Securities Sold Under Agreements to Repurchase

The securities sold under agreements to repurchase at December 31, 2003 and 2002 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage–backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under agreements to repurchase as of and for the years ended December 31, 2003, 2002, and 2001.

	2003	2002	2001
Weighted average borrowing rate at year end	0.89%	1.19%	1.75%
Weighted average borrowing rate during the year	1.02%	1.60%	3.40%
Average daily balance during the year	$3,192,075	3,265,000	3,178,000
Maximum month-end balance during the year	8,492,969	11,989,000	10,136,000

(8)	Other Borrowed Funds

Other borrowed funds at December 31, 2003 and 2002 consisted of the following:

	Maturity Dates	Weighted Average Interest rate	2003	2002
Federal Home Loan Bank borrowings:
Fixed rate	2003-2017	6.64%	$241,755	285,005
LIBOR-based floating rate	2004-2013	3.82%	98,000,000	53,000,000
Notes payable	2003-2004	6.63%	130,433	151,478

			$98,372,188	53,436,483

66	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Required annual principal payments on long–term debt for years subsequent to December 31, 2003 are as follows:

	Notes Payable	FHLB Borrowings
2004	$130,433	10,018,250
2005	—	18,250
2006	—	18,250
2007	—	18,250
2008	—	35,018,250
Thereafter	—	53,150,505

Total	$130,433	98,241,755

On September 30, 2003, the FHLB increased the Bank’s available line to 25% from 10% of the Bank’s total assets. This resulted in an increase in the line of credit to $146,868,000 at December 31, 2003 from $50,241,000 at December 31, 2002. Additionally, on February 11, 2004, the FHLB increased the Bank’s available line to 30% of the Bank’s total assets. Interest expense on FHLB advances was $2,770,890, $2,946,247, and $2,795,007 in 2003, 2002, and 2001, respectively. The advances and line of credit are collateralized by the Bank’s investment in the stock of the FHLB, all eligible first mortgage residential loans, and investment securities with a lendable collateral value totaling $80,683,185, which are sufficient to draw the full line of credit.

(9)	Note Payable to Trust

In November, 2003, the Company established Auburn National Bancorporation Capital Trust I (“Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $217,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing 30-year capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $7,000,000 and using the proceeds from the issuance of the common and preferred securities to purchase $7,217,000 of junior subordinated debentures (“Note Payable to Trust”) issued by The Bankers Bank. The sole asset of the Trust is the Note Payable to Trust. The Company’s $217,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet and the $7,217,000 obligation of the Company is included in notes payable.

The Trust Preferred Securities bear a floating interest rate equal to the prime rate of interest set at the end of each quarter and mature on December 31, 2033. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Note Payable to Trust at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. The Company’s obligations under the Note Payable to Trust together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities.

67	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The Note Payable to Trust are unsecured, bear an interest rate equal to the prime rate of interest set at the end of each quarter and mature on December 31, 2033. Interest is payable quarterly. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on our common shares will be restricted.

Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed prior to maturity at our option on or after December 31, 2008. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Note Payable to Trust, (2) interest payable by the parent company on the Note Payable to Trust becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities qualify as Tier I capital under current regulatory interpretations. However, banking regulators are currently reviewing such treatment, the outcome of which is not known. Should the banking regulators determine that treatment of trust preferred securities shall not be treated as Tier 1 capital, such determination would have an impact on the Company, however the Company’s capital structure, at the present time and based on our current growth projections, is such that utilization of the Trust Preferred Securities as Tier II capital is more critical to the Company. To our knowledge, there has been no discussion by banking regulators to disqualify trust preferred securities as Tier II capital.

68	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(10)	Comprehensive Income (Loss)

The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended December 31, 2003, 2002, and 2001.

	Pretax amount	Tax (expense) benefit	Net of tax amount
2003:
Net unrealized holding loss on investment securities available for sale arising during the year	$(3,456,827)	1,382,731	(2,074,096)
Reclassification adjustment for net gains realized in net income	994,699	(397,880)	596,819

Other comprehensive loss	$(4,451,526)	1,780,611	(2,670,915)

2002:
Net unrealized holding gains on investment securities available for sale arising during the year	$1,168,140	(467,255)	700,885
Reclassification adjustment for net gains realized in net income	492,776	(197,110)	295,666

Other comprehensive income	$675,364	(270,145)	405,219

2001:
Net unrealized holding gains on investment securities available for sale arising during the year	$2,235,718	(894,283)	1,341,435
Reclassification adjustment for net losses realized in net income	(17,168)	6,870	(10,298)

Other comprehensive income	$2,252,886	(901,153)	1,351,733

(11)	Income Tax Expense

Total income tax expense for the years ended December 31, 2003, 2002, and 2001 was allocated as follows:

	2003	2002	2001
Income from continuing operations	$2,283,435	2,084,653	1,880,899
Cumulative effect of change in accounting principle	—	—	93,323
Stockholders’ equity, for accumulated other comprehensive (loss)/income	(1,780,611)	270,145	901,153

69	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

For the years ended December 31, 2003, 2002, and 2001 the components of income tax expense from continuing operations were as follows:

	2003	2002	2001
Current income tax expense (benefit):
Federal	$1,794,625	1,771,291	1,422,534
State	61,106	—	(26,633)

Total	1,855,731	1,771,291	1,395,901

Deferred income tax expense (benefit):
Federal	347,100	364,702	417,716
State	80,604	(51,340)	67,282

Total	427,704	313,362	484,998

	$2,283,435	2,084,653	1,880,899

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2003	2002	2001
Income tax expense at statutory rate	$2,618,665	2,427,365	2,147,931
Increase (decrease) resulting from:
Tax-exempt interest	(98,484)	(58,281)	(28,075)
State income taxes net of Federal income tax effect	93,529	(33,884)	26,829
Low-income housing credit	(227,823)	(227,823)	(229,290)
Dividends received deduction	(8,610)	(9,525)	(8,187)
Bank owned life insurance	(171,360)	(171,818)	(35,700)
Other	77,518	158,619	7,391

	$2,283,435	2,084,653	1,880,899

70	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Loans, principally due to allowance for loan losses	$620,219	829,180
Principal amortization of leases	638,613	455,026
Unrealized loss on investment securities available for sale	552,543	—
Other	81,428	128,600

Total gross deferred tax assets before valuation allowance	1,892,803	1,412,806

Valuation allowance	—	—

Total deferred tax assets	1,892,803	1,412,806

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation	2,225,368	1,679,003
Investments, principally due to discount accretion	180,908	165,612
Basis difference in equity investment	363,257	363,257
FHLB stock dividend	16,792	16,758
Prepaid expenses	68,624	71,993
Loans, principally due to differences in deferred loan fees	69,921	70,062
Unrealized gain on investment securities available for sale	—	1,228,065
Deferred REIT income	543,024	750,614
Other	25,885	21,320

Total deferred tax liabilities	3,493,779	4,366,684

Net deferred tax liability	$(1,600,976)	(2,953,878)

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

(12)	Retirement Plans

The Bank has a defined contribution retirement plan that covers substantially all employees. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $97,372, $89,353, and $87,882, in 2003, 2002, and 2001, respectively, and are included in salaries and benefits expense.

71	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(13)	Guarantees, Derivatives, and Contingent Liabilities

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

The financial instruments whose contract amounts represent credit risk as of December 31, 2003 are as follows:

Commitments to extend credit	$38,699,384
Standby letters of credit	4,747,553

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

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $47,000 at December 31, 2003 based on the fees charged for these arrangements.

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

72	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

management program. Notional principal amounts often are used to express the volume of these transactions; however, the amounts potentially subject to credit risk are much smaller. At December 31, 2003 and 2002, the Company had one interest rate swap with a notional amount of $5,000,000. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract.

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

The following table summarizes information on the outstanding interest rate swap at December 31, 2003:

	(In thousands)			during year
	Notional amount	Carrying value	Estimated fair value	Received	Paid (1)	average remaining life (years)
Swap:
Less than one year	$5,000	$64	$64	5.68	1.20	0.29

(1)	The interest rate protection contract above reprices quarterly. The variable pay rate is based upon the three–month LIBOR.

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings will not have a material adverse effect upon the financial position or results of operations of the Company and Bank.

(14)	Fair Value of Financial Instruments

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

73	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

74	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and short-term investments	$26,604	26,604	35,395	35,395
Investment securities	285,319	285,358	190,918	191,069
Loans, net of allowance for loan losses	252,780	254,214	255,256	261,737

Financial liabilities:
Deposits	434,042	433,110	395,191	395,617
Short-term borrowings	6,654	6,654	11,989	11,989
Long-term borrowings	105,589	107,094	53,436	59,502

Interest rate contracts:
Swaps	64	64	262	262

(15)	Common Stock and Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance–sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, based on its most recent notification, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

75	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2003 and 2002 are as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized underprompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Auburn National Bancorporation, Inc.
As of December 31, 2003
Total capital (to risk-weighted assets)	$52,279	16.53%	25,308	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	48,320	15.27%	12,654	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	48,320	8.85%	23,596	4.00%	N/A	N/A

As of December 31, 2002
Total capital (to risk-weighted assets)	$41,432	13.75%	24,114	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	37,648	12.49%	12,057	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	37,648	7.62%	20,201	4.00%	N/A	N/A

AuburnBank
As of December 31, 2003
Total capital (to risk-weighted assets)	47,785	15.22%	25,112	8.00%	31,389	10.00%
Tier I risk-based capital (to risk-weighted assets)	43,857	13.97%	12,556	4.00%	18,834	6.00%
Tier I leverage capital (to average assets)	43,857	8.07%	23,499	4.00%	29,374	5.00%

As of December 31, 2002
Total capital (to risk-weighted assets)	39,029	13.05%	23,910	8.00%	29,887	10.00%
Tier I risk-based capital (to risk-weighted assets)	35,276	11.79%	11,955	4.00%	17,932	6.00%
Tier I leverage capital (to average assets)	35,276	7.18%	20,096	4.00%	25,121	5.00%

(16)	Dividends from Subsidiary

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2003, the Bank could have declared additional dividends of

76	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

approximately $9,188,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $32,104,000 of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

(17)	Supplemental Information

Components of other noninterest income exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2003, include:

	2003	2002	2001
Merchant discounts and fees on Master Card and Visa sales	$1,915,479	1,493,740	1,179,391
Gains on the sale of mortgage loans	683,989	364,841	222,721
Change in cash surrender value of Bank Owned Life Insurance	504,000	505,348	105,000

Components of other noninterest expense exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2003, include:

	2003	2002	2001
Master Card and Visa processing fees	$1,898,204	1,599,341	1,239,288
Marketing	286,060	459,268	391,139
Penalty on early withdrawl of FHLB advances	715,000	—	—

77	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(18)	Parent Company Financial Information

The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:

Parent Company Only

Condensed Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$2,182,926	187,379
Investment securities held to maturity	—	185,089
Investment securities available for sale	758,170	816,854
Investment in bank subsidiary	43,378,760	37,209,808
Premises and equipment, net	823	1,622
Rental property, net	1,427,285	1,532,535
Other assets	239,251	435,286

Total assets	$47,987,215	40,368,573

Liabilities and Stockholders’ Equity
Other borrowed funds	$130,432	151,478
Accrued expenses and other liabilities	231,899	634,671
Note payable to trust	7,217,000	—

Total liabilities	7,579,331	786,149

Stockholders’ equity:
Preferred stock of $0.01 par value; Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value; Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,712,246	3,708,443
Retained earnings	38,092,829	34,543,870
Accumulated other comprehensive income	(828,816)	1,842,099
Less:
Treasury stock, at cost – 64,947 shares and 62,317 shares for December 31, 2003 and 2002, respectively	(607,946)	(551,559)

Total stockholders’ equity	40,407,884	39,582,424

Total liabilities and stockholders’ equity	$47,987,215	40,368,573

78	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Parent Company Only

Condensed Statements of Earnings

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Income:
Cash dividends from bank subsidiary	$1,869,602	1,711,838	1,850,000
Interest on investment securities:
Taxable	—	32	276
Tax-exempt	5,801	12,011	14,275
Gain on exchange of investment securities	—	—	1,548,340
Other income	387,692	379,108	374,211

Total income	2,263,095	2,102,989	3,787,102

Expense:
Interest on borrowed funds	55,097	8,700	14,159
Net occupancy expense	1,299	10,165	9,008
Salaries and benefits	6,437	3,502	8,335
Other	396,687	395,426	421,548

Total expense	459,520	417,793	453,050

Earnings before income tax expense (benefit) and equity in undistributed earnings of subsidiary	1,803,575	1,685,196	3,334,052

Applicable income tax expense (benefit)	(27,287)	(14,079)	558,590

Earnings before equity in undistributed earnings of subsidiary	1,830,862	1,699,275	2,775,462

Equity in undistributed earnings of bank subsidiary	3,587,658	3,355,380	1,802,760

Net earnings	$5,418,520	5,054,655	4,578,222

79	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Parent Company Only

Condensed Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$5,418,520	5,054,655	4,578,222
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	111,855	123,123	111,429
Gain on exchange of investment securities	—	—	(1,548,340)
Equity in undistributed earnings of subsidiary	(3,587,658)	(3,355,380)	(1,802,760)
Decrease (increase) in other assets	219,510	(32,014)	(26,108)
(Decrease) increase in other liabilities	(402,772)	(5,863)	617,016

Net cash provided by operating activities	1,759,455	1,784,521	1,929,459

Cash flows from investing activities:
Proceeds from paydowns of investment securities held to maturity	—	—	5,143
Proceeds from calls of investment securities held to maturity	185,089	45,880	45,000
Subordinated note to preferred trust	7,217,000	—	—
Investment in preferred trust	(217,000)	—	—
Cash dividend to Bank	(5,000,000)	—	—
Additions to rental property	(5,806)	(82,255)	(75,857)

Net cash provided (used in) by investing activities	2,179,283	(36,375)	(25,714)

Cash flows from financing activities:
Repayments of other borrowed funds	(21,046)	(26,507)	(21,050)
Dividends paid	(1,869,561)	(1,713,654)	(1,562,819)
Purchase of treasury stock	(61,262)	—	(338,260)
Sale of treasury stock	8,678	2,271	—

Net cash used in financing activities	(1,943,191)	(1,737,890)	(1,922,129)

Net increase (decrease) in cash and cash equivalents	1,995,547	10,256	(18,384)
Cash and cash equivalents at beginning of year	187,379	177,123	195,507

Cash and cash equivalents at end of year	$2,182,926	187,379	177,123

80	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(19)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2003 and 2002 is summarized as follows:

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Interest and dividend income	$6,412,317	6,159,874	5,977,785	6,390,161
Interest expense	2,965,087	2,820,413	2,716,802	2,919,535
Net interest income	3,447,230	3,339,461	3,260,983	3,470,626
Provision for loan losses	225,000	175,000	125,000	150,000
Net earnings	1,342,136	1,317,384	1,318,055	1,440,945
Net earnings per share – basic and diluted	0.34	0.34	0.34	0.37

	Quarter ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Interest and dividend income	$6,828,167	7,192,515	7,121,179	6,609,995
Interest expense	3,367,202	3,341,030	3,321,601	3,151,630
Net interest income	3,460,965	3,851,485	3,799,578	3,458,365
Provision for loan losses	1,005,000	275,000	350,000	50,000
Net earnings	902,874	1,210,316	1,494,251	1,447,214
Net earnings per share – basic and diluted	0.23	0.31	0.38	0.38

81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 30th day of March, 2004.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board	March 30, 2004

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director of Financial Operations	March 30, 2004

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 30, 2004

/S/ ANNE M. MAY Anne M. May	Director	March 30, 2004

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 30, 2004

AUBURN NATIONAL BANCORPORATION, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. *

3.2.	Bylaws of Auburn National Bancorporation, Inc.

10.1.	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. **

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987. **

21.1.	Subsidiaries of Registrant

23.1.	Consent of Accountants

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Director of Financial Operations pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

*	Incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486).
**	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180).