Form 10-Q
period 2004-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2004-05-14
CIK 750574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period              to

Commission file number 0-26486

Auburn National Bancorporation, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0885779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S.Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2004: 3,878,367 shares of common stock, $.01 par value per share

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Unaudited)

	3/31/2004	12/31/2003
Assets
Cash and due from banks	$9,128,322	12,270,957
Federal funds sold	24,294,000	14,067,000

Cash and cash equivalents	33,422,322	26,337,957

Interest-earning deposits with other banks	1,044,897	265,729
Investment securities held to maturity (fair value of $1,138,377 and $1,276,720 at March 31, 2004 and December 31, 2003, respectively)	1,107,610	1,237,764
Investment securities available for sale	292,073,135	284,081,123

Loans	259,218,203	257,092,056
Less allowance for loan losses	(4,395,570)	(4,312,554)

Loans, net	254,822,633	252,779,502

Premises and equipment, net	2,823,816	2,876,052
Rental property, net	1,399,965	1,427,285
Other assets	21,618,510	21,109,501

Total assets	$608,312,888	590,114,913

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$61,923,372	60,507,145
Interest-bearing	389,399,001	373,534,995

Total deposits	451,322,373	434,042,140
Securities sold under agreements to repurchase	2,077,388	6,654,332
Other borrowed funds	98,362,146	98,372,188
Note payable to Trust	7,217,000	7,217,000
Accrued expenses and other liabilities	5,608,239	3,421,369

Total liabilities	564,587,146	549,707,029

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,715,564	3,712,246
Retained earnings	39,141,626	38,092,829
Accumulated other comprehensive income/(loss)	1,661,357	(828,816)
Less treasury stock at cost, 75,248 and 64,947 shares at March 31, 2004 and December 31, 2003, respectively	(832,376)	(607,946)

Total stockholders’ equity	43,725,742	40,407,884

Total liabilities and stockholders’ equity	$608,312,888	590,114,913

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months March Ended 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest and dividend income:
Loans, including fees	$3,856,959	4,239,102
Investment securities:
Taxable	2,587,425	2,086,438
Tax-exempt	297,887	48,184
Federal funds sold	26,544	35,617
Interest-earning deposits with other banks	1,124	2,976

Total interest and dividend income	6,769,939	6,412,317

Interest expense:
Deposits	2,104,922	2,229,580
Securities sold under agreements to repurchase	10,326	7,769
Other borrowings	1,022,385	727,738

Total interest expense	3,137,633	2,965,087

Net interest income	3,632,306	3,447,230

Provision for loan losses	150,000	225,000

Net interest income after provision for loan losses	3,482,306	3,222,230

Noninterest income:
Service charges on deposit accounts	360,995	363,102
Investment securities (losses)/gains, net	(2,404)	15,639
Other	1,354,640	1,325,989

Total noninterest income	1,713,231	1,704,730

Noninterest expense:
Salaries and benefits	1,444,261	1,344,884
Net occupancy expense	305,712	313,157
Other	1,372,355	1,379,210

Total noninterest expense	3,122,328	3,037,251

Earnings before income taxes	2,073,209	1,889,709

Income tax expense	538,574	547,573

Net earnings	$1,534,635	1,342,136

Basic and diluted earnings per share:	$0.39	0.34

Weighted-average shares outstanding, basic	3,888,119	3,894,818

Weighted-average shares outstanding, diluted	3,889,295	3,895,130

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

For the Three Months Ended March 31, 2004

(Unaudited)

	Comprehensive income	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2003		3,957,135	$39,571	3,712,246	38,092,829	(828,816)	(607,946)	40,407,884
Comprehensive income:
Net earnings	$1,534,635	—	—	—	1,534,635	—	—	1,534,635
Other comprehensive income due to change in unrealized gain on investment securities available for sale, net	2,490,173	—	—	—	—	2,490,173	—	2,490,173

Total comprehensive income	$4,024,808

Cash dividends paid ($0.125 per share)		—	—	—	(485,838)	—	—	(485,838)
Purchase of treasury stock (11,301 shares)		—	—	—	—	—	(228,460)	(228,460)
Sale of treasury stock (620 shares)		—	—	3,318	—	—	4,030	7,348

Balances at March 31, 2004		3,957,135	$39,571	3,715,564	39,141,626	1,661,357	(832,376)	43,725,742

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$1,534,635	1,342,136
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	130,205	172,121
Net amortization of premiums/discounts on investment securities	336,779	329,408
Provision for loan losses	150,000	225,000
Loss on disposal of premises and equipment	—	(5,550)
Investment securities losses/(gains)	2,404	(15,639)
Increase in interest receivable	(245,969)	(261,936)
(Increase)/decrease in other assets	(747,592)	488,915
Increase/(decrease) in interest payable	96,014	(100,489)
Increase in accrued expenses and other liabilities	896,830	361,525

Net cash provided by operating activities	2,153,306	2,535,491

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	31,455,277	27,624,004
Proceeds from maturities/calls/paydowns of investment securities held to maturity	130,131	5,761,786
Proceeds from maturities/calls/paydowns of investment securities available for sale	11,332,230	27,366,045
Purchases of investment securities available for sale	(46,968,410)	(74,424,731)
Net (increase)/decrease in loans	(2,193,131)	555,896
Purchases of premises and equipment	(32,167)	(115,160)
Proceeds from the sale of premises and equipment	—	5,550
Net increase in interest-earning deposits with other banks	(779,168)	(109,246)

Net cash used in investing activities	(7,055,238)	(13,335,856)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,416,227	4,345,694
Net increase in interest-bearing deposits	15,864,006	8,588,803
Net decrease in securities sold under agreements to repurchase	(4,576,944)	(9,225,007)
Repayments to FHLB	(4,562)	(29,563)
Repayments of other borrowed funds	(5,480)	(5,972)
Sale of treasury stock	7,348	—
Purchase of treasury stock	(228,460)	—
Dividends paid	(485,838)	(467,378)

Net cash provided by financing activities	11,986,297	3,206,577

Net increase/(decrease) in cash and cash equivalents	7,084,365	(7,593,788)
Cash and cash equivalents at beginning of period	26,337,957	34,796,285

Cash and cash equivalents at end of period	$33,422,322	27,202,497

Supplemental information on cash payments:
Interest paid	$3,041,619	3,065,576

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$233,605	86,000

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2004

Note 1- General

The consolidated financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States and have not been audited. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which Auburn National Bancorporation, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2- Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive gain for the three months ended March 31, 2004 was $4,025,000 compared to $944,000 for the three months ended March 31, 2003.

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

As of March 31, 2004, the Company had the following derivative instrument:

Interest Rate Swap

(In Thousands)

Notional Amount	Estimated fair value	Pay Rate	Receive Rate
$5,000	$8	Variable	5.68%

At March 31, 2004, the interest rate swap was used as a fair value hedge to convert the interest rate on a like amount of certificates of deposit with similar terms from fixed rate to variable rate. This interest rate swap matures in April 2004.

Note 4 – Pending Accounting Pronouncements

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

The Company has applied FIN 46R in accounting for Auburn National Bancorporation Capital Trust I (“Trust”), established in November 2003. Accordingly, in the accompanying balance sheet, the Company has included, in other assets, its investment in the Trust of $217,000 and also included, in subordinated debt, the balance owed the Trust of $7,217,000. The application of this Interpretation did not have a material effect on the Company’s consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2004 and March 31, 2003.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information described in any of our subsequent reports that we make with the Securities and Exchange Commission under the Exchange Act.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Summary

Net income of $1,535,000 for the quarter ended March 31, 2004 represented an increase of $193,000 (14.4%) from the Company’s net income of $1,342,000 for the same period of 2003. Basic and diluted net earnings per share increased $0.05 (14.7%) to $0.39 during the first quarter of 2004 from $0.34 for the first quarter of 2003. During the three month period ended March 31, 2004 compared to the same period of 2003, the Company experienced an increase in net interest income and noninterest income and a decrease in the provision for loan losses. The net yield on total interest-earning assets decreased to 2.71% for the three months ended March 31, 2004 from 3.03% for the three months ended March 31, 2003. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities in lower yielding interest-earning assets as interest rates declined or remained at historically low levels. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $608,313,000 at March 31, 2004 represented an increase of $18,198,000 (3.1%) over total assets of $590,115,000, at December 31, 2003. This increase resulted primarily from an increase of $7,992,000 in investment securities available for sale and $7,084,000 in cash and cash equivalents, the primary source of which was an increase in total deposits during the first quarter of 2004.

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

For a more detailed discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES” on page 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $1,108,000 and $1,238,000 at March 31, 2004 and December 31, 2003, respectively. This decrease of $130,000 (10.5%) was primarily the result of scheduled paydowns of principal amounts. These funds were reinvested in investment securities available for sale.

Investment securities available for sale increased $7,992,000 (2.8%) to $292,073,000 at March 31, 2004 from $284,081,000 at December 31, 2003. This increase is a result of purchases of $10,138,000 in U.S. agency securities, $28,464,000 in mortgage backed securities, $7,441,000 in CMOs and $925,000 in state and political subdivision securities. These increases were offset by $11,332,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $9,235,000 of U.S. agency securities, $7,721,000 of CMOs, and $14,499,000 of mortgage backed securities were sold in the first three months of 2004.

Federal funds sold increased to $24,294,000 at March 31, 2004 from $14,067,000 at December 31, 2003. This increase is mainly due to the Company positioning itself to meet liquidity needs in April 2004 for the maturity of $5 million in brokered certificates of deposits and $10 million in FHLB advances that were called.

Loans

Total loans of $259,218,000 at March 31, 2004 reflected an increase of $2,126,000 (0.8%) compared to the total loans of $257,092,000, at December 31, 2003. The Bank primarily experienced growth in commercial real estate mortgage loans during the three months ended March 31, 2004. Three loan categories represented the majority of the loan portfolio with commercial real estate mortgage loans consisting of 49.53%, commercial, financial and agricultural loans consisting of 20.93%, and residential real estate mortgage loans consisting of 15.95% of the Bank’s total loans at March 31, 2004, respectively. The net yield on loans was 6.02% for the three months ended March 31, 2004 compared to 6.60% for the three months ended March 31, 2003. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more, and which are well secured and in the process of collection, generally are not placed on nonaccrual status.

The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2004 and the year ended December 31, 2003.

	Three months ended March 31, 2004	Three months ended March 31, 2003	Year ended December 31, 2003
	(In thousands)
Balance at beginning of period, January 1,	$4,313	$5,104	$5,104

Charge-offs	183	527	1,577
Recoveries	116	33	111

Net charge-offs	67	494	1,466

Provision for loan losses	150	225	675

Ending balance	$4,396	$4,835	$4,313

The allowance for loan losses was $4,396,000 at March 31, 2004 compared to $4,313,000 at December 31, 2003. Management believes that the current level of allowance for loan losses (1.70% of total outstanding loans at March 31, 2004) is adequate to absorb anticipated losses identified in the portfolio at March 31, 2004. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first three months of 2004, the Bank made $150,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the three months ended March 31, 2004, the Bank had charge-offs of $183,000 and recoveries of $116,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $1,829,000 at March 31, 2004, an increase of 7.3% from the $1,704,000 of non-performing assets at December 31, 2003. This increase is mainly due to two pieces of property in OREO acquired in the first quarter of 2004. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $32,000 for the three months ended March 31, 2004.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	March 31, 2004	December 31, 2003
	(In thousands)
Nonaccrual loans	$1,595	1,704
Other nonperforming assets (primarily other real estate owned)	234	—
Accruing loans 90 days or more past due	—	—

Total nonperforming assets	$1,829	1,704

Ratio of allowance for loan losses as a percent of total loans outstanding	1.70%	1.68%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	240.35%	253.11%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At March 31, 2004, 71 loans totaling $8,161,000, or 3.1% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 78 loans totaling $8,876,000, or 3.5% of total loans outstanding, net of unearned income, at December 31, 2003. At March 31, 2004, the amount of impaired loans were $464,000, which included four loans to two borrowers with a total valuation allowance of approximately $301,000. In comparison, at December 31, 2003, the Company had approximately $471,000 of impaired loans, which included four loans to two borrowers with a total valuation allowance of approximately $309,000.

Deposits

Total deposits increased $17,280,000 (4.0%) to $451,322,000 at March 31, 2004, compared to $434,042,000 at December 31, 2003. Noninterest-bearing deposits increased $1,416,000 (2.3%) during the first three months of 2004, while total interest-bearing deposits increased $15,864,000 (4.2%) to $389,399,000 at March 31, 2004 from $373,535,000 at December 31, 2003. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first three months of 2004, the Bank primarily experienced an increase in money market accounts of $22,970,000 (29.1%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy. The average rate paid on interest-bearing deposits was 2.23% for the three months ended March 31, 2004 compared to 2.61% for the same period of 2003. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $43,726,000 at March 31, 2004, compared to $40,408,000 at December 31, 2003. This represents an increase of $3,318,000 (8.2%) during the first three months of 2004 primarily due to net earnings and the change in accumulated other comprehensive income as of March 31, 2004. Net earnings for the first three months of 2004 were $1,535,000 compared to $1,342,000 for the same period of 2003. In addition, the Company’s accumulated other comprehensive income was $1,661,000 at March 31, 2004 compared to an accumulated other comprehensive loss of $829,000 at December 31, 2003. This increase was due to an increase in the fair value of investment securities available for sale. During the first three months of 2004, cash dividends of $486,000 or $0.125 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	March 31, 2004	December 31, 2003
Return on average assets – annualized	1.04%	1.05%
Return on average equity – annualized	15.00%	13.47%

The Company’s Tier I leverage ratio was 8.30%, Tier I risk-based capital ratio was 15.36% and Total risk-based capital ratio was 16.61% at March 31, 2004. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first three months of 2004 was deposit growth and sales of investment securities available for sale. The Company used these funds primarily to purchase additional investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $98,237,000 at March 31, 2004, under total FHLB-Atlanta facilities of 30% of the Bank’s total assets or $181,680,000 as of March 31, 2004.

Net cash provided by operating activities of $2,153,000 for the three months ended March 31, 2004 consisted primarily of net earnings. Net cash used in investing activities of $7,055,000 principally resulted from investment securities purchases of $46,968,000, offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $11,462,000 and proceeds from sales of investment securities available for sale of $31,455,000. The $11,986,000 in net cash provided by financing activities resulted primarily from an increase of $15,864,000 in interest bearing deposits. In addition, securities sold under agreements to repurchase decreased by $4,577,000 and the Company paid cash dividends of $486,000.

Note Payable to Trust

In November 2003, the Company formed a wholly owned Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in preferred trust securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). Approximately $5 million of proceeds to the Company were given to the Bank in the form of a dividend. This additional capital allowed the Bank to borrow additional funds from the FHLB. These funds along with some brokered CDs were used to buy additional investment securities available for sale as part of a leverage transaction. The remaining $2 million were used for the stock repurchase program. As of March 31, 2004, $7,217,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46R), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result, the Federal Reserve Board is reconsidering its treatment of trust preferred securities as Tier 1 capital and could determine that trust preferred securities will no longer be classified as Tier 1 Capital, or that a smaller percentage of Tier 1 Capital may be composed of trust preferred securities. Although management cannot predict the ultimate resolution of this issue, management believes the Company and Bank’s capital ratios will remain at an adequate level to allow the Company and Bank to continue to be “well capitalized” under applicable banking regulations.

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

The financial instruments whose contract amounts represent credit risk as of March 31, 2004 are as follows:

Commitments to extend credit	$33,547,000
Standby letters of credit	4,672,000

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

Borrowed Funds and Contractual Obligations

During the first quarter of 2004, there were no material changes in contractual obligations as shown in the Company’s Form 10-K for the year ended December 31, 2003.

Interest Rate Sensitivity Management

At March 31, 2004, interest sensitive assets that reprice or mature within the next 12 months were $246,041,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $344,620,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $98,579,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.71%. This compares to a twelve month cumulative GAP position at December 31, 2003, of a negative $167,842,000 and a GAP ratio of 0.56%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at March 31, 2004 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 5.0% over 12 months. Economic Value of Equity would change less than 25%. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income increased $193,000 (14.4%) to $1,535,000 for the three month period ended March 31, 2004 compared to $1,342,000 for the same period of 2003. Basic and diluted net earnings per share were $0.39 and $0.34 for the first quarters of 2004 and 2003, respectively. During the three month period ended March 31, 2004 compared to the same period of 2003, the Company experienced an increase in net interest income and noninterest income and a decrease in the provision for loan losses. This was offset by an increase in noninterest expense.

Net Interest Income

Net interest income was $3,632,000 for the first quarter of 2004, an increase of $185,000 (5.4%) from $3,447,000 for the same period of 2003. The increase in net interest income resulted primarily from an increase in the average volume outstanding despite a lower net yield on total interest-earning assets. The current low interest rate environment has compressed the Company’s margins. Through the first quarter of 2004, the Company’s GAP position remained less liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $6,770,000 and $6,412,000 for the three months ended March 31, 2004 and 2003, respectively. This represents an increase of $358,000 (5.6%) for the first quarter of 2004 compared to the first quarter of 2003. This change for the first three months of 2004 resulted as the average volume of interest-earning assets outstanding increased $95,953,000 (20.6%) over the same period of 2003 but the Company’s yield on interest-earning assets decreased 65 basis points, reflecting historically low market interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $3,857,000 and $4,239,000 for the first quarters of 2004 and 2003, respectively. This reflects a decrease of $382,000 (9.0%) during the three months ended March 31, 2004 from the same period of 2003. The average volume of loans decreased $2,595,000 (1.0%) for the three months ended March 31, 2004 compared to the same period for 2003, while the Company’s yield on loans also decreased by 58 basis points.

For the three month period ended March 31, 2004, interest income on investment securities increased $750,000 (3.5%) to $2,885,000 from $2,135,000 for the same period of 2003. The Company’s average volume of investment securities increased by $100,003,000 (52.2%) for the first three months of 2004, compared to the same period of 2003, while the net yield on these average balances decreased by 38 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense increased $173,000 (5.8%) to $3,138,000 for the first quarter of 2004 compared to $2,965,000 for the same period of 2003. This change was due to an increase of 21.8% in the Company’s average interest-bearing liabilities offset by a decrease of 41 basis points in the rates paid on those liabilities during the first three months of 2004 compared to the same period of 2003. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest paid on deposits, the primary component of total interest expense, decreased $125,000 (5.6%) to $2,105,000 for the first quarter of 2004 compared to $2,230,000 for the same period of 2003. The decrease for the three month period ended March 31, 2004 is due to a 38 basis point decrease in the rate paid on interest-bearing deposits partially offset by a 9.6% increase in the average volume.

Interest expense on other borrowings, was $1,022,000 and $728,000 for the first quarters of 2004 and 2003, respectively. This represents an increase of $294,000 or 40.4%. This increase for the three month period ended March 31, 2004 is due to a 164 basis point decrease in the rate paid on other borrowed funds and by a 97.7% increase in the average balance. The increase in the average balance is due to FHLB advances, with lower interest rates, drawn as part of a leverage transaction when the Company’s wholly-owned subsidiary, Auburn National Bancorporation Capital Trust I issued preferred trust securities in November 2003. Also, the decrease in the rate paid is due to the Company’s refinancing of $10 million in FHLB advances to a lower interest rate in April 2003.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $150,000 for the three months ended March 31, 2004 compared to $225,000 for the three months ended March 31, 2003. The decrease in the provision is due to reduced loan growth and improved performance in the loan portfolio compared to the same period last year. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $8,000 (0.5%) to $1,713,000 for the first quarter of 2004 from $1,705,000 for the same period of 2003. The increases for the three month periods ended March 31, 2004 is mainly due to an increase in other noninterest income.

Net investment securities losses were $2,000 at March 31, 2004 compared to a net investment securities gain of $16,000 at March 31, 2003. The decrease is primarily due to the investment securities gain and losses in the normal course of business.

Other noninterest income increased $29,000 (2.2%) to $1,355,000 for the first quarter of 2004 from $1,326,000 for the same period of 2003. This increase was due to an increase in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees and an increase in gains on the sale of mortgage loans over amounts reported in the three months ended March 31, 2003.

Noninterest Expense

Total noninterest expense increased $85,000 (2.8%) to $3,122,000 for the first quarter of 2004 from $3,037,000 for the same period of 2003. This increase was mainly due to an increase in salaries and benefits.

For the first quarter of 2004, salaries and benefits increased $99,000 (7.4%) to $1,444,000 from $1,345,000 for the first quarter of 2003. This increase was due to an increase in overall employee levels from the same period of 2003.

Income Taxes

Income tax expense decreased $9,000 (1.6%) to $539,000 for the first quarter of 2004 from $548,000 for the same period of 2003. These levels represent an effective tax rate on pre-tax earnings of 26.0% and 29.0% for the three months ended March 31, 2004 and 2003, respectively. The decrease in effective tax rate is mainly due to the purchase of tax-exempt securities as part of the leverage transaction when the Company’s subsidiary issued preferred trust securities.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$257,831	3,857	6.02%	260,426	4,239	6.60%
Investment securities:
Taxable	263,344	2,586	3.95%	187,830	2,086	4.50%
Tax-exempt (2)	28,364	452	6.41%	3,875	73	7.64%

Total investment securities	291,708	3,038	4.19%	191,705	2,159	4.57%
Federal funds sold	10,900	27	1.00%	11,460	36	1.27%
Interest-earning deposits with other banks	456	1	0.88%	1,351	3	0.90%

Total interest-earning assets	560,895	6,923	4.96%	464,942	6,437	5.61%
Allowance for loan losses	(4,330)			(5,150)
Cash and due from banks	10,970			16,438
Premises and equipment	2,850			3,154
Rental property, net	1,417			1,505
Other assets	20,781			17,432

Total assets	$592,583			498,321

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$84,358	253	1.21%	75,435	263	1.41%
Savings and money market	107,814	403	1.50%	86,555	365	1.71%
Certificates of deposits less than $100,000	86,101	695	3.25%	88,635	819	3.75%
Certificates of deposits and other time deposits of $100,000 or more	101,324	754	2.99%	95,724	782	3.31%

Total interest-bearing deposits	379,597	2,105	2.23%	346,349	2,229	2.61%
Federal funds purchased and securities sold under agreements to repurchase	4,518	10	0.89%	2,369	8	1.37%
Other borrowed funds	105,583	1,022	3.89%	53,417	728	5.53%

Total interest-bearing liabilities	489,698	3,137	2.58%	402,135	2,965	2.99%
Noninterest-bearing deposits	57,967			50,866
Accrued expenses and other liabilities	4,004			5,740
Stockholders’ equity	40,914			39,580

Total liabilities and stockholders’ equity	$592,583			498,321

Net interest income		$3,786			3,472

Net yield on total interest-earning assets			2.71%			3.03%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk has increased slightly during the first quarter of 2004. The Company models economic value of equity as a measure of market risk. As of December 2003, economic value of equity would decrease 0.53% if rates decrease 200 basis points and decrease 25.24% if rates increase 200 basis points. As of March 2004, economic value of equity had become less volatile in a rising interest rate environment. If rates decrease 200 basis points, economic value of equity would decrease 5.90% and, if rates increase 200 basis points, economic value of equity would decrease 20.56%. The current market indicators indicate that the Federal Reserve might begin to tighten interest rates in the near future. The Company is preparing for the greater risk of rising interest rates and the decreased the long term volitility in a rising rate environment. However, prudent business decisions may cause an occasional increase in liability sensitivity.

The Company became more liability-sensitive for a 12 month forecast. The Company’s non maturity deposit base outpaced the growth of longer duration certificates of deposit and short term assets. The Company continues to invest in mortgage backed securities that repay principal on a monthly basis. However, the current asset liability modeling anticipates a larger mix of loans in forecasted asset growth. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 2.89% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could decrease by 1.15%. In December, the exposure in a ramp down scenario was insignificant and the ramp up exposure was (1.90%). The Company believes that it needs to prepare for the risk of rising interest rates. The Company projects a slightly liability-sensitive profile and continues to work toward becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Form 10-K for the year ended December 31, 2003, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands except share data)
January 1 – January 31	3,242	$19.97	3,242	$1,874

February 1 – February 29	2,240	$19.88	2,240	$1,829

March 1 – March 31	5,919	$20.54	5,919	$1,710

Total	11,401		11,401	$1,710

[1]	All repurchases represented in the table above were made pursuant to a program that was publicly announced on November 3, 2003. The total expenditure approved under the program, which expires on November 4, 2004, is $2,000,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a)

EXHIBIT INDEX

Exhibit Number	Description
3.A	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto. *

3.B	Bylaws of Auburn National Bancorporation, Inc. **

10.A	Auburn National Bancorporation, Inc. 1994 Long-term Incentive Plan. ***

10.B	Lease and Equipment Purchase Agreement, Dated September 15, 1987. ***

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. ****

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations. ****

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.
**	Incorporated by reference from Registrant’s Form 8-K dated April 13, 2004.
***	Incorporated by reference from Registrant’s Registration Statement on Form SB-2.
****	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(b) Reports filed on Form 8-K for the quarter ended March 31, 2004:

February 12, 2003 – Fourth Quarter 2004 Earnings Press Release

March 9, 2004 – Press Release announcing addition of four new directors to the Board.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: May 14, 2004	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date: May 14, 2004	By:	/s/ C. Wayne Alderman
C. Wayne Alderman
Director of Financial Operations