Form 10-Q
period 2004-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2004-08-16
CIK 750574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 30, 2004: 3,873,452 shares of common stock, $.01 par value per share

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Unaudited)

	6/30/2004	12/31/2003
Assets
Cash and due from banks	$10,874,462	12,270,957
Federal funds sold	13,455,000	14,067,000

Cash and cash equivalents	24,329,462	26,337,957

Interest-earning deposits with other banks	1,042,058	265,729
Investment securities held to maturity (fair value of $976,790 and $1,276,720 at June 30, 2004 and December 31, 2003, respectively)	956,914	1,237,764
Investment securities available for sale	286,522,535	284,081,123

Loans	264,033,665	257,092,056
Less allowance for loan losses	(4,451,645)	(4,312,554)

Loans, net	259,582,020	252,779,502

Premises and equipment, net	2,752,815	2,876,052
Rental property, net	1,372,814	1,427,285
Other assets	23,782,809	21,109,501

Total assets	$600,341,427	590,114,913

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$64,814,930	60,507,145
Interest-bearing	388,985,820	373,534,995

Total deposits	453,800,750	434,042,140

Securities sold under agreements to repurchase	1,661,034	6,654,332
Other borrowed funds	98,232,630	98,372,188
Note payable to Trust	7,217,000	7,217,000
Accrued expenses and other liabilities	2,554,861	3,421,369

Total liabilities	563,466,275	549,707,029

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,717,912	3,712,246
Retained earnings	40,156,442	38,092,829
Accumulated other comprehensive loss	(6,045,125)	(828,816)
Less treasury stock at cost, 82,683 and 64,567 shares at June 30, 2004 and December 31, 2003, respectively	(993,648)	(607,946)

Total stockholders’ equity	36,875,152	40,407,884

Total liabilities and stockholders’ equity	$600,341,427	590,114,913

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest and dividend income:
Loans, including fees	$3,837,960	4,135,996	7,694,919	8,375,098
Investment securities:
Taxable	2,528,676	1,937,107	5,116,101	4,023,545
Tax-exempt	306,538	48,592	604,425	96,776
Federal funds sold	15,224	34,643	41,768	70,260
Interest-earning deposits with other banks	1,740	3,536	2,864	6,512

Total interest and dividend income	6,690,138	6,159,874	13,460,077	12,572,191

Interest expense:
Deposits	2,009,966	2,186,013	4,114,888	4,415,593
Securities sold under agreements to repurchase	6,876	7,268	17,202	15,037
Other borrowings	1,026,534	627,132	2,048,919	1,354,870

Total interest expense	3,043,376	2,820,413	6,181,009	5,785,500

Net interest income	3,646,762	3,339,461	7,279,068	6,786,691

Provision for loan losses	150,000	175,000	300,000	400,000

Net interest income after provision for loan losses	3,496,762	3,164,461	6,979,068	6,386,691

Noninterest income:
Service charges on deposit accounts	368,228	371,089	729,223	734,191
Investment securities gains, net	20,496	734,045	18,092	749,684
Other	1,063,041	1,178,217	2,288,499	2,353,762

Total noninterest income	1,451,765	2,283,351	3,035,814	3,837,637

Noninterest expense:
Salaries and benefits	1,271,934	1,124,358	2,587,013	2,318,798
Net occupancy expense	314,729	313,591	620,441	626,748
Other	1,309,678	2,127,091	2,682,033	3,506,301

Total noninterest expense	2,896,341	3,565,040	5,889,487	6,451,847

Earnings before income taxes	2,052,186	1,882,772	4,125,395	3,772,481

Income tax expense	552,971	565,388	1,091,545	1,112,961

Net earnings	$1,499,215	1,317,384	3,033,850	2,659,520

Basic and diluted earnings per share:	$0.39	0.34	0.78	0.68

Weighted-average shares outstanding, basic	3,877,371	3,894,956	3,882,744	3,894,887

Weighted-average shares outstanding, diluted	3,878,506	3,895,463	3,883,849	3,895,277

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

For the Six Months Ended June 30, 2004

(Unaudited)

	Comprehensive income/(loss)	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2003		3,957,135	$39,571	3,712,246	38,092,829	(828,816)	(607,946)	40,407,884

Comprehensive loss:
Net earnings	$3,033,850	—	—	—	3,033,850	—	—	3,033,850
Other comprehensive loss due to change in unrealized loss on investment securities available for sale and derivatives, net	(5,216,309)	—	—	—	—	(5,216,309)	—	(5,216,309)

Total comprehensive loss	$(2,182,459)

Cash dividends paid ($0.25 per share)		—	—	—	(970,237)	—	—	(970,237)

Purchase of treasury stock (19,191 shares)		—	—	—	—	—	(392,690)	(392,690)

Sale of treasury stock (1,075 shares)		—	—	5,666	—	—	6,988	12,654

Balances at June 30, 2004		3,957,135	$39,571	3,717,912	40,156,442	(6,045,125)	(993,648)	36,875,152

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$3,033,850	2,659,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	254,426	286,975
Net amortization of premiums/discounts on investment securities	694,958	758,765
Provision for loan losses	300,000	400,000
Gain on disposal of premises and equipment	—	(5,550)
Investment securities gains	(18,092)	(749,684)
Increase in interest receivable	(124,933)	(156,674)
Decrease in other assets	780,223	628,998
Decrease in interest payable	(83,363)	(125,580)
(Decrease)/increase in accrued expenses and other liabilities	(843,145)	899,871

Net cash provided by operating activities	3,993,924	4,596,641

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	41,427,532	70,615,969
Proceeds from maturities/calls/paydowns of investment securities held to maturity	280,778	6,255,438
Proceeds from maturities/calls/paydowns of investment securities available for sale	25,093,205	60,978,401
Purchases of investment securities available for sale	(78,272,791)	(175,278,838)
Net (increase)/decrease in loans	(7,102,518)	568,946
Purchases of premises and equipment	(47,083)	(169,241)
Proceeds from the sale of other real estate	119,306	—
Proceeds from the sale of premises and equipment	—	5,550
Net (increase)/decrease in interest-earning deposits with other banks	(776,329)	356,720

Net cash used in investing activities	(19,277,900)	(36,667,055)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,307,785	7,192,334
Net increase in interest-bearing deposits	15,450,825	14,631,478
Net decrease in securities sold under agreements to repurchase	(4,993,298)	(7,308,863)
Repayments of other borrowed funds	(139,558)	(45,092)
Sale of treasury stock	12,654	4,540
Purchase of treasury stock	(392,690)	—
Dividends paid	(970,237)	(934,780)

Net cash provided by financing activities	13,275,481	13,539,617

Net decrease in cash and cash equivalents	(2,008,495)	(18,530,797)
Cash and cash equivalents at beginning of period	26,337,957	34,796,285

Cash and cash equivalents at end of period	$24,329,462	16,265,488

Supplemental information on cash payments:
Interest paid	$6,264,372	5,911,080

Income taxes paid	$1,321,811	1,245,598

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$233,605	86,000

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2004

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

Note 2- Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive loss for the three months ended June 30, 2004 was $6,207,000 compared to comprehensive income of $1,756,000 for the three months ended June 30, 2003. Total comprehensive loss for the six months ended June 30, 2004 was $2,182,000 compared to comprehensive income of $2,700,000 for the six months ended June 30, 2003.

Note 4 – Pending Accounting Pronouncements

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

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company has adopted the requirements of this EITF.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2004 and June 30, 2003.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information described in any of our subsequent reports that we make with the Securities and Exchange Commission (“SEC”) under the Exchange Act.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Summary

Net income of $1,499,000 for the quarter ended June 30, 2004 represented an increase of $182,000 (13.8%) from the Company’s net income of $1,317,000 for the same period of 2003. Basic and diluted net earnings per share increased $0.05 (14.7%) to $0.39 during the second quarter of 2004 from $0.34 for the second quarter of 2003. Net income increased $374,000 (14.1%) to $3,034,000 for the six month period ended June 30, 2004 compared to $2,660,000 for the same period of 2003. Basic and diluted net earnings per share increased $0.10 (14.7%) to $0.78 during the six months ended June 30, 2004 from $0.68 for the six months ended June 30, 2003. The increase in the Company’s net income during the six month period ended June 30, 2004 compared to the same period of 2003, was primarily due to an increase in net interest income, a decrease in the provision for loan losses and noninterest expense. This was partially offset by a decrease in noninterest income. The net yield on total interest-earning assets decreased to 2.71% for the six months ended June 30, 2004 from 2.93% for the six months ended June 30, 2003. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities and assets in lower yielding interest-earning assets as interest rates declined or remained at historically low levels. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $600,341,000 at June 30, 2004 represented an increase of $10,226,000 (1.7%) over total assets of $590,115,000, at December 31, 2003. This increase resulted primarily from an increase of $6,942,000 in loans, the primary source of which was an increase in total deposits during the first six months of 2004.

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

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $957,000 and $1,238,000 at June 30, 2004 and December 31, 2003, respectively. This decrease of $281,000 (22.7%) was primarily the result of scheduled paydowns and calls of principal amounts. These funds were reinvested in investment securities available for sale.

Investment securities available for sale increased $2,442,000 (0.9%) to $286,523,000 at June 30, 2004 from $284,081,000 at December 31, 2003. This increase is a result of purchases of $16,583,000 in U.S. agency securities, $45,687,000 in mortgage backed securities, $7,441,000 in CMOs, $7,561,000 in state and political subdivision securities and $1,000,000 in corporate securities. These increases were offset by $25,093,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $10,749,000 of U.S. agency securities, $7,721,000 of CMOs, $21,670,000 of mortgage backed securities and $1,287,000 of state and political subdivision securities were sold in the first six months of 2004.

Federal funds sold decreased to $13,455,000 at June 30, 2004 from $14,067,000 at December 31, 2003. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $264,034,000 at June 30, 2004 reflected an increase of $6,942,000 (2.7%) compared to the total loans of $257,092,000, at December 31, 2003. The Bank primarily experienced growth in commercial real estate mortgage loans during the six months ended June 30, 2004. Three loan categories represented the majority of the loan portfolio with commercial real estate mortgage loans consisting of 50.99%, commercial, financial and agricultural loans consisting of 21.24%, and residential real estate mortgage loans consisting of 15.49% of the Bank’s total loans at June 30, 2004, respectively. The net yield on loans was 5.98% for the six months ended June 30, 2004 compared to 6.55% for the six months ended June 30, 2003. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more, but are well secured and in the process of collection, are generally not placed on nonaccrual status.

The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003.

	Six months ended June 30, 2004	Six months ended June 30, 2003	Year ended December 31, 2003
	(In thousands)
Balance at beginning of period, January 1,	$4,313	$5,104	$5,104

Charge-offs	359	666	1,577
Recoveries	198	65	111

Net charge-offs	161	601	1,466

Provision for loan losses	300	400	675

Ending balance	$4,452	$4,903	$4,313

The allowance for loan losses was $4,452,000 at June 30, 2004 compared to $4,313,000 at December 31, 2003. Management believes that the current level of allowance for loan losses (1.69% of total outstanding loans at June 30, 2004) is adequate to absorb anticipated losses identified in the portfolio at June 30, 2004. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first six months of 2004, the Bank made $300,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the six months ended June 30, 2004, the Bank had charge-offs of $359,000 and recoveries of $198,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $1,302,000 at June 30, 2004, a decrease of 23.6% from the $1,704,000 of non-performing assets at December 31, 2003. This decrease is mainly due to a decrease in nonaccrual loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $59,000 for the six months ended June 30, 2004.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	June 30, 2004	December 31, 2003
	(In thousands)
Nonaccrual loans	$1,124	1,704
Other nonperforming assets (primarily other real estate owned)	165	—
Accruing loans 90 days or more past due	13	—

Total nonperforming assets	$1,302	1,704

Ratio of allowance for loan losses as a percent of total loans outstanding	1.69%	1.68%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	345.38%	253.11%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At June 30, 2004, 74 loans totaling $8,723,000, or 3.3% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 78 loans totaling $8,876,000, or

3.5% of total loans outstanding, net of unearned income, at December 31, 2003. At June 30, 2004, the amount of impaired loans were $1,083,000, which included ten loans to four borrowers with a total valuation allowance of approximately $452,000. In comparison, at December 31, 2003, the Company had approximately $471,000 of impaired loans, which included four loans to two borrowers with a total valuation allowance of approximately $309,000.

Deposits

Total deposits increased $19,759,000 (4.6%) to $453,801,000 at June 30, 2004, compared to $434,042,000 at December 31, 2003. Noninterest-bearing deposits increased $4,308,000 (7.1%) during the first six months of 2004, while total interest-bearing deposits increased $15,451,000 (4.1%) to $388,986,000 at June 30, 2004 from $373,535,000 at December 31, 2003. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first six months of 2004, the Bank primarily experienced an increase in money market accounts of $30,189,000 (38.3%). This was primarily offset by a decrease in certificates of deposit greater than $100,000 of $12,362,000 (11.9%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy. The average rate paid on interest-bearing deposits was 2.17% for the six months ended June 30, 2004 compared to 2.55% for the same period of 2003. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $36,875,000 at June 30, 2004, compared to $40,408,000 at December 31, 2003. This represents a decrease of $3,533,000 (8.7%) during the first six months of 2004. This is primarily due to the change in accumulated other comprehensive loss of $6,045,000 as of June 30, 2004 from an accumulated other comprehensive loss of $829,000 as of December 31, 2003. Net earnings for the first six months of 2004 were $3,034,000 compared to $2,660,000 for the same period of 2003. This increase in the accumulated other comprehensive loss was primarily due to a decrease in the fair value of investment securities available for sale. During the first six months of 2004, cash dividends of $970,000 or $0.25 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	June 30, 2004	December 31, 2003
Return on average assets – annualized	1.02%	1.05%
Return on average equity – annualized	14.28%	13.47%

The Company’s Tier I leverage ratio was 9.17%, Tier I risk-based capital ratio was 15.12% and Total risk-based capital ratio was 16.37% at June 30, 2004. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first six months of 2004 was deposit growth and sales of investment securities available for sale. The Company used these funds primarily to purchase additional investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $98,233,000 at June 30, 2004, under total FHLB-Atlanta facilities of 30% of the Bank’s total assets or $179,359,000 as of June 30, 2004.

Net cash provided by operating activities of $3,994,000 for the six months ended June 30, 2004 consisted primarily of net earnings. Net cash used in investing activities of $19,278,000 principally resulted from investment securities purchases of $78,273,000, offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $25,374,000 and proceeds from sales of investment securities available for sale of $41,428,000. The $13,275,000 in net cash provided by financing activities resulted primarily from an increase of $15,451,000 in interest bearing deposits and an increase of $4,308,000 in non-interest bearing deposits. In addition, securities sold under agreements to repurchase decreased by $4,993,000 and the Company paid cash dividends of $970,000.

Note Payable to Trust

In November 2003, the Company formed a wholly owned Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). Approximately $5 million of proceeds to the Company were contributed to the Bank in the form of a capital contribution. This additional capital allowed the Bank to borrow additional funds from the FHLB-Atlanta. These funds along with some brokered CDs were used to buy additional investment securities available for sale as part of a leverage transaction. The remaining $2 million was used for the stock repurchase program. As of June 30, 2004, $7,217,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46R), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result, the Federal Reserve Board in May 2004 issued proposed changes to its capital adequacy rules that would permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital. The Company cannot predict the term of the Federal Reserve’s final rule, but presently do not believe it will materially and adversely affect the Company and the Bank’s regulatory capital.

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

The financial instruments whose contract amounts represent credit risk as of June 30, 2004 are as follows:

Commitments to extend credit	$39,743,000
Standby letters of credit	4,417,000

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

Interest Rate Sensitivity Management

At June 30, 2004, interest sensitive assets that reprice or mature within the next 12 months were $202,080,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $327,455,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $125,375,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.62%. This compares to a twelve month cumulative GAP position at December 31, 2003, of a negative $167,842,000 and a GAP ratio of 0.56%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at June 30, 2004 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 5.0% over 12 months. Economic Value of Equity would change less than 25%. Economic Value of Equity would change more than the target 25% if interest rates increased 2%. This is primarily due to a methodology change by the provider and lower total capital. The Company’s total capital declined due to unrealized losses in the investment portfolio that is an offset to capital. However, the unrealized losses are not counted against regulatory capital and the Company and the Bank continue to be well capitalized. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income increased $182,000 (13.8%) to $1,499,000 for the three month period ended June 30, 2004, compared to $1,317,000 for the same period of 2003. Basic and diluted net earnings per share were $0.39 and $0.34 for the second quarters of 2004 and 2003, respectively. Net income increased $374,000 (14.1%) to $3,034,000 for the six month period ended June 30, 2004 compared to $2,660,000 for the same period of 2003. During the six month period ended June 30, 2004 compared to the same period of 2003, the Company experienced an increase in net interest income and a decrease in the provision for loan losses and noninterest expense. This was offset by a decrease in noninterest income.

Net Interest Income

Net interest income was $3,647,000 for the second quarter of 2004, an increase of $308,000 (9.2%) from $3,339,000 for the same period of 2003. Net interest income increased $492,000 (7.2%) to $7,279,000 for the six months ended June 30, 2004, compared to $6,787,000 for the six months ended June 30, 2003. The increase in net interest income resulted primarily from an increase in the average volume outstanding despite a lower net yield on total interest-earning assets. The current low interest rate environment has compressed the Company’s margins. Through the second quarter of 2004, the Company’s GAP position was more asset sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $6,690,000 and $6,160,000 for the three months ended June 30, 2004 and 2003, respectively. This represents an increase of $530,000 (8.6%) for the second quarter of 2004 compared to 2003. For the six months ended June 30, 2004 interest and dividend income was $13,460,000, an increase of $888,000 (7.1%) compared to $12,572,000 for the same period of 2003. This change for the first six months of 2004 resulted as the average volume of interest-earning assets outstanding increased $90,954,000 (19.3%) over the same period of 2003 but the Company’s yield on interest-earning assets decreased 48 basis points, reflecting historically low market interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $3,838,000 and $4,136,000 for the second quarters of 2004 and 2003, respectively. This reflects a decrease of $298,000 (7.2%) during the three months ended June 30, 2004 over the same period of 2003. For the six month period ended June 30, 2004, interest and fees on loans decreased $680,000 (8.1%) to $7,695,000 from $8,375,000 for the same period of 2003. The average volume of loans increased $774,000 (0.3%) for the six months ended June 30, 2004 compared to the same period for 2003, while the Company’s yield on loans decreased by 57 basis points resulting in the decrease in interest and fees on loans.

For the three month period ended June 30, 2004, interest income on investment securities increased $849,000 (42.7%) to $2,835,000 from $1,986,000 for the same period of 2003. Interest income on investment securities for the six month period ended June 30, 2004, increased $1,601,000 (38.9%) to $5,721,000 from $4,120,000 for the same period of

2003. The Company’s average volume of investment securities increased by $93,645,000 (46.7%) for the first six months of 2004, compared to the same period of 2003, while the net yield on these average balances decreased by 7 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense increased $223,000 (7.9%) to $3,043,000 for the second quarter of 2004 compared to $2,820,000 for the same period of 2003. Total interest expense increased $395,000 (6.8%) to $6,181,000 from $5,786,000 for the six months ended June 30, 2004 and 2003, respectively. This change was due to an increase of 20.1% in the Company’s average interest-bearing liabilities offset by a decrease of 33 basis points in the rates paid on those liabilities during the first six months of 2004 compared to the same period of 2003. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, decreased $176,000 (8.1%) to $2,010,000 for the second quarter of 2004 compared to $2,186,000 for the same period of 2003. Interest on deposits were $4,115,000 and $4,416,000 for the six months ended June 30, 2004 and 2003, respectively. The decrease for the six month period ended June 30, 2004 is due to a 38 basis point decrease in the rate paid on interest-bearing deposits partially offset by a 9.3% increase in the average volume.

Interest expense on other borrowings, was $1,027,000 and $627,000 for the second quarters of 2004 and 2003, respectively. This represents an increase of $400,000 or 63.8%. For the six months ended June 30, 2004, interest expense on borrowed funds increased $694,000 (51.2%) to $2,049,000 from $1,355,000 for the same period of 2003. This increase for the six month period ended June 30, 2004 is due to a 106 basis point decrease in the rate paid on other borrowed funds and by a 89.8% increase in the average balance. The increase in the average balance is due to FHLB advances, with lower interest rates, drawn as part of a leverage transaction when the Company’s wholly-owned subsidiary, Auburn National Bancorporation Capital Trust I issued trust preferred securities in November 2003. Also, the decrease in the rate paid is due to the Company’s refinancing of $10 million in FHLB advances to a lower interest rate in April 2003.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $150,000 for the three months ended June 30, 2004 compared to $175,000 for the three months ended June 30, 2003. The provision for loan losses was $300,000 for the six months ended June 30, 2004 compared to $400,000 for the six months ended June 30, 2003. The decrease in the provision is due to reduced loan growth and improved performance in the loan portfolio compared to the same period last year. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income decreased $831,000 (36.4%) to $1,452,000 for the second quarter of 2004 from $2,283,000 for the same period of 2003. Noninterest income was $3,036,000 and $3,838,000 for the six months ended June 30, 2004 and 2003, respectively. The decreases for the six month period ended June 30, 2004 is mainly due to a decrease in investment securities gains and other noninterest income.

Net investment securities gains were $18,000 at June 30, 2004 compared to $750,000 at June 30, 2003. The decrease is primarily due to gains in the second quarter of 2003 on the sale of specific available for sale securities.

Other noninterest income decreased $115,000 (9.8%) to $1,063,000 for the second quarter of 2004 from $1,178,000 for the same period of 2003. Other noninterest income was $2,288,000 and $2,354,000 for the six months ended June 30, 2004 and 2003, respectively. This decrease of $66,000 (2.8%) for the six month period ended June 30, 2004 compared to the same period of 2003. This decrease was due to a decrease in gains on the sale of mortgage loans offset by an increase in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees and amounts reported in the six months ended June 30, 2003.

Noninterest Expense

Total noninterest expense was $2,896,000 and $3,565,000 for the second quarters of 2004 and 2003, respectively, representing a decrease of $669,000 or 18.8%. For the six months ended June 30, 2004, total noninterest expense decreased $563,000 (8.7%) to $5,889,000 from $6,452,000 for the same period of 2003. This decrease was mainly due to a decrease in other noninterest expense.

For the second quarter of 2004, other noninterest expense decreased $817,000 (38.4%) to $1,310,000 from $2,127,000 for the second quarter of 2003. Other noninterest expense was $2,682,000 and $3,506,000 for the six months ended June 30, 2004 and 2003, respectively. This decrease is mainly due to an early prepayment penalty to refinance $10 million in FHLB advances in the second quarter of 2003. This is offset by increases in the MasterCard/VISA processing fees due to an increase in transaction volume and fees.

Income Taxes

Income tax expense was $553,000 and $565,000 for the second quarters of 2004 and 2003, respectively. For the three months ended June 30, 2004, income tax expense decreased $12,000 (2.1%). For the six months ended June 30, 2004, income tax expense decreased $21,000 (1.9%) to $1,092,000 from $1,113,000 for the six months ended June 30, 2003. These levels represent an effective tax rate on pre-tax earnings of 26.5% and 29.5% for the six months ended June 30, 2004 and 2003, respectively. The decrease in effective tax rate is mainly due to the purchase of tax-exempt securities as part of the leverage transaction when the Company’s subsidiary issued trust preferred securities.

Effects of Inflation and Changing Prices

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$258,749	7,695	5.98%	257,975	8,375	6.55%
Investment securities:
Taxable	265,499	5,116	3.88%	196,673	4,023	4.12%
Tax-exempt (2)	28,858	915	6.38%	4,039	147	7.34%

Total investment securities	294,357	6,031	4.12%	200,712	4,170	4.19%
Federal funds sold	8,513	42	0.99%	11,743	70	1.20%
Interest-earning deposits with other banks	878	3	0.69%	1,113	7	1.27%

Total interest-earning assets	562,497	13,771	4.92%	471,543	12,622	5.40%
Allowance for loan losses	(4,384)			(5,027)
Cash and due from banks	10,893			14,561
Premises and equipment	2,826			3,145
Rental property, net	1,403			1,492
Other assets	20,809			17,683

Total assets	$594,044			503,397

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Demand	$82,542	472	1.15%	76,001	527	1.40%
Savings and money market	115,568	842	1.47%	88,624	747	1.70%
Certificates of deposits less than $100,000	86,819	1,424	3.30%	88,488	1,590	3.62%
Certificates of deposits and other time deposits of $100,000 or more	97,350	1,378	2.85%	96,524	1,551	3.24%

Total interest-bearing deposits	382,279	4,116	2.17%	349,637	4,415	2.55%
Federal funds purchased and securities sold under agreements to repurchase	3,526	17	0.97%	2,581	15	1.17%
Other borrowed funds	101,339	2,048	4.06%	53,405	1,355	5.12%

Total interest-bearing liabilities	487,144	6,181	2.55%	405,623	5,785	2.88%
Noninterest-bearing deposits	59,823			52,270
Accrued expenses and other liabilities	4,581			5,688
Stockholders’ equity	42,496			39,816

Total liabilities and stockholders’ equity	$594,044			503,397

Net interest income		$7,590			6,837

Net yield on total interest-earning assets			2.71%			2.93%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company models Economic Value of Equity as a measure of market risk. As of March 31, 2004, Economic Value of Equity would decrease 5.90% if rates decrease 200 basis points and would decrease 20.56% if rates increase 200 basis points. As of June 30, 2004, the Economic Value of Equity has become more volatile. If rates decrease 200 basis points, Economic Value of Equity would increase 16.65% and, if rates increase 200 basis points, Economic Value of Equity would decrease 30.60%. This is primarily due to a modeling change by our asset/liability provider. Depending on the rate index used in the regression analysis to calculate Economic Value of Equity, the analysis may not reflect a full 200 basis point improvement. The second factor to change the Economic Value of Equity is a reduction in beginning capital due to unrealized market value declines in the second quarter of 2004. While unrealized losses on debt securities are excluded from regulatory capital ratios, it is not excluded in the calculation of Economic Value of Equity.

The Company became more asset-sensitive for a 12 month forecast. The Company has restructured the repricing term of some deposits and restructured some investments to shorten their duration. The Company measures its exposure to interest rate risk by modeling a 200 basis point change (up and down) in interest rates. As of June 30, 2004, the Company’s modeling projects that net interest income could decrease by 1.40% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, as of June 30, 2004, the modeling projects the Company’s net interest income could decrease by 1.72%. As of March 31, 2004, the exposure in a ramp down scenario was (1.15%) and the ramp up exposure was (2.89%). The Company believes that it needs to prepare for the risk of rising interest rates. The Company projects a slightly liability-sensitive profile and continues to work toward becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Form 10-K for the year ended December 31, 2003, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Director of Financial Operations (DFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands except share data)
April 1 – April 30	3,550	$20.81	3,550	$1,634
May 1 – May 31	2,500	$21.17	2,500	$1,581
June 1 – June 30	1,740	$20.28	1,740	$1,545
Total	7,790		7,790	$1,545

[1]	All repurchases represented in the table above were made pursuant to a program that was publicly announced on November 3, 2003. The total expenditure approved under the program, which expires on November 4, 2004, is $2,000,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday, May 11, 2004, at 3:00 p.m. This meeting was held for the purpose of considering the election of ten directors to the Board of Directors to serve one-year terms expiring at the Company’s 2005 Annual Meeting of Shareholders and until their successors have been elected and qualified.

As to the election of ten directors, Messers E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus, Anne M. May, Robert W. Dumas, David E. Housel, William F. Ham, Jr., Edward Lee Spencer III, C. Wayne Alderman were all elected to the Board of Directors. The number of votes was as follows:

	Votes cast for Election	Votes cast to Withhold Authority
E.L. Spencer, Jr.	3,210,489	2,408
J.E. Evans	3,209,589	3,308
Emil F. Wright, Jr.	3,210,489	2,408
Terry Andrus	3,210,189	2,708
Anne M. May	3,210,339	2,558
Robert W. Dumas	3,210,489	2,408
David E. Housel	3,194,998	17,899
William F. Ham, Jr.	3,210,489	2,408
Edward Lee Spencer III	3,210,489	2,408
C. Wayne Alderman	3,210,489	2,408

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

(b) Reports filed on Form 8-K for the quarter ended June 30, 2004:

April 22, 2004 – First Quarter 2004 Earnings Press Release

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 16, 2004	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: August 16, 2004	By:	/s/ C. Wayne Alderman
C. Wayne Alderman
Director of Financial Operations