Form 10-Q
period 2004-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2004-11-15
CIK 750574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 30, 2004: 3,849,791 shares of common stock, $.01 par value per share

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

	(Unaudited) 9/30/2004	(Audited) 12/31/2003
Assets
Cash and due from banks	$10,971,143	12,270,957
Federal funds sold	16,832,000	14,067,000

Cash and cash equivalents	27,803,143	26,337,957

Interest-earning deposits with other banks	1,070,064	265,729
Investment securities held to maturity (fair value of $918,322 and $1,276,720 at September 30, 2004 and December 31, 2003, respectively)	899,888	1,237,764
Investment securities available for sale	277,411,486	284,081,123

Loans	269,738,117	257,092,056
Less allowance for loan losses	(4,465,886)	(4,312,554)

Loans, net	265,272,231	252,779,502

Premises and equipment, net	2,683,908	2,876,052
Rental property, net	1,345,748	1,427,285
Other assets	22,085,237	21,109,501

Total assets	$598,571,705	590,114,913

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$67,911,915	60,507,145
Interest-bearing	376,595,232	373,534,995

Total deposits	444,507,147	434,042,140

Securities sold under agreements to repurchase	1,361,626	6,654,332
Other borrowed funds	98,228,068	98,372,188
Note payable to Trust	7,217,000	7,217,000
Accrued expenses and other liabilities	4,189,186	3,421,369

Total liabilities	555,503,027	549,707,029

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,720,260	3,712,246
Retained earnings	41,277,232	38,092,829
Accumulated other comprehensive loss	(494,016)	(828,816)
Less treasury stock at cost, 106,244 and 64,567 shares at September 30, 2004 and December 31, 2003, respectively	(1,474,369)	(607,946)

Total stockholders’ equity	43,068,678	40,407,884

Total liabilities and stockholders’ equity	$598,571,705	590,114,913

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest and dividend income:
Loans, including fees	$4,025,676	4,004,811	11,720,595	12,379,909
Investment securities:
Taxable	2,412,764	1,912,293	7,528,865	5,935,838
Tax-exempt	398,114	47,428	1,002,539	144,204
Federal funds sold	25,985	11,443	67,753	81,703
Interest-earning deposits with other banks	3,281	1,810	6,145	8,322

Total interest and dividend income	6,865,820	5,977,785	20,325,897	18,549,976

Interest expense:
Deposits	1,995,029	2,078,704	6,109,917	6,494,297
Securities sold under agreements to repurchase	6,618	9,554	23,820	24,591
Other borrowings	1,134,209	628,544	3,183,128	1,983,414

Total interest expense	3,135,856	2,716,802	9,316,865	8,502,302

Net interest income	3,729,964	3,260,983	11,009,032	10,047,674
Provision for loan losses	150,000	125,000	450,000	525,000

Net interest income after provision for loan losses	3,579,964	3,135,983	10,559,032	9,522,674

Noninterest income:
Service charges on deposit accounts	379,926	375,210	1,109,149	1,109,401
Investment securities gains, net	13,433	69,561	31,525	819,245
Other	1,198,132	1,118,916	3,486,631	3,430,486

Total noninterest income	1,591,491	1,563,687	4,627,305	5,359,132

Noninterest expense:
Salaries and benefits	1,323,389	1,103,113	3,910,402	3,440,565
Net occupancy expense	308,835	322,271	929,276	949,019
Other	1,372,460	1,377,687	4,054,493	4,823,142

Total noninterest expense	3,004,684	2,803,071	8,894,171	9,212,726

Earnings before income taxes	2,166,771	1,896,599	6,292,166	5,669,080

Income tax expense	563,711	578,544	1,655,256	1,691,505

Net earnings	$1,603,060	1,318,055	4,636,910	3,977,575

Basic and diluted earnings per share:	$0.41	0.34	1.20	1.02

Weighted-average shares outstanding, basic	3,866,614	3,895,252	3,877,328	3,895,010

Weighted-average shares outstanding, diluted	3,867,716	3,896,619	3,878,465	3,895,588

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

For the Nine Months Ended September 30, 2004

(Unaudited)

	Comprehensive income/(loss)	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2003		3,957,135	$39,571	3,712,246	38,092,829	(828,816)	(607,946)	40,407,884

Comprehensive gain:
Net earnings	$4,636,910	—	—	—	4,636,910	—	—	4,636,910
Other comprehensive income due to change in unrealized gain on investment securities available for sale and derivatives, net	334,800	—	—	—	—	334,800	—	334,800

Total comprehensive income	$4,971,710

Cash dividends paid ($0.375 per share)		—	—	—	(1,452,507)	—	—	(1,452,507)
Purchase of treasury stock (43,152 shares)		—	—	—	—	—	(876,011)	(876,011)
Sale of treasury stock (1,475 shares)		—	—	8,014	—	—	9,588	17,602

Balances at September 30, 2004		3,957,135	$39,571	3,720,260	41,277,232	(494,016)	(1,474,369)	43,068,678

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net earnings	$4,636,910	3,977,575
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	374,349	430,048
Net amortization of premiums/discounts on investment securities	972,718	1,297,000
Provision for loan losses	450,000	525,000
Loss/(Gain) on disposal of premises and equipment	2,370	(2,428)
Loss on sale of other real estate	—	71,274
Investment securities gains	(31,525)	(819,245)
Decrease/(Increase) in interest receivable	22,501	(168,692)
(Increase)/Decrease in other assets	(1,382,333)	1,841,691
Decrease in interest payable	(180,038)	(232,379)
Increase/(Decrease) in accrued expenses and other liabilities	717,855	(173,392)

Net cash provided by operating activities	5,582,807	6,746,452

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	67,841,839	77,880,687
Proceeds from maturities/calls/paydowns of investment securities held to maturity	337,666	6,614,630
Proceeds from maturities/calls/paydowns of investment securities available for sale	32,848,812	95,507,317
Purchases of investment securities available for sale	(94,173,996)	(212,463,637)
Net (increase)/decrease in loans	(12,942,729)	6,919,714
Purchases of premises and equipment	(61,449)	(177,116)
Proceeds from the sale of other real estate	119,306	(634,011)
Proceeds from the sale of premises and equipment	—	5,550
Net (increase)/decrease in interest-earning deposits with other banks	(804,335)	24,769

Net cash used in investing activities	(6,834,886)	(26,322,097)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	7,404,770	5,414,769
Net increase in interest-bearing deposits	3,060,237	14,543,721
Net decrease in securities sold under agreements to repurchase	(5,292,706)	(3,496,365)
Repayments of other borrowed funds	(144,120)	(54,779)
Sale of treasury stock	17,602	4,865
Purchase of treasury stock	(876,011)	—
Dividends paid	(1,452,507)	(1,402,212)

Net cash provided by financing activities	2,717,265	15,009,999

Net increase/(decrease) in cash and cash equivalents	1,465,186	(4,565,646)

Cash and cash equivalents at beginning of period	26,337,957	34,796,285

Cash and cash equivalents at end of period	$27,803,143	30,230,639

Supplemental information on cash payments:
Interest paid	$9,496,903	8,734,681

Income taxes paid	$1,936,364	1,824,531

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$233,605	144,670

Loans to facilitate the sale of other real estate	$—	333,800

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

September 30, 2004

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

Note 2- Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities. Total comprehensive income for the three months ended September 30, 2004 was $7,154,000 compared to comprehensive loss of $1,910,000 for the three months ended September 30, 2003. Total comprehensive income for the nine months ended September 30, 2004 was $4,972,000 compared to comprehensive income of $790,000 for the nine months ended September 30, 2003.

Note 3 – Pending Accounting Pronouncements

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

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The disclosure requirements are effective for annual reporting periods ending after June 15, 2004. However, the FASB has approved issuing a staff position to delay the requirements to record impairment. The Company has adopted the requirements of this EITF.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2004 and September 30, 2003.

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

Summary

Net income of $1,603,000 for the quarter ended September 30, 2004 represented an increase of $285,000 (21.6%) from the Company’s net income of $1,318,000 for the same period of 2003. Basic and diluted net earnings per share increased $0.07 (20.6%) to $0.41 during the third quarter of 2004 from $0.34 for the third quarter of 2003. Net income increased $659,000 (16.6%) to $4,637,000 for the nine month period ended September 30, 2004 compared to $3,978,000 for the same period of 2003. Basic and diluted net earnings per share increased $0.18 (17.6%) to $1.20 during the nine months ended September 30, 2004 from $1.02 for the nine months ended September 30, 2003. The increase in the Company’s net income during the nine month period ended September 30, 2004 compared to the same period of 2003, was primarily due to an increase in net interest income, a decrease in the provision for loan losses and noninterest expense. This was partially offset by a decrease in noninterest income. The net yield on total interest-earning assets decreased to 2.75% for the nine months ended September 30, 2004 from 2.84% for the nine months ended September 30, 2003. The decrease in the net yield on interest-earning assets is due to the reinvestment of interest-bearing liabilities and assets in lower yielding interest-earning assets as interest rates declined or remained at historically low levels. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $598,572,000 at September 30, 2004 represented an increase of $8,457,000 (1.4%) over total assets of $590,115,000, at December 31, 2003. This increase resulted primarily from an increase of $12,646,000 in loans, the primary source of which was an increase in total deposits and a decrease in investment securities available for sale during the first nine months of 2004.

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

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $900,000 and $1,238,000 at September 30, 2004 and December 31, 2003, respectively. This decrease of $338,000 (27.3%) was primarily the result of scheduled paydowns and calls of principal amounts. These funds were reinvested in investment securities available for sale.

Investment securities available for sale decreased $6,670,000 (2.3%) to $277,411,000 at September 30, 2004 from $284,081,000 at December 31, 2003. This decrease is a result of $32,849,000 in scheduled paydowns, maturities and calls of principal amounts. In addition, $18,709,000 of U.S. agency securities, $7,721,000 of CMOs, $37,788,000 of mortgage backed securities and $3,624,000 of state and political subdivision securities were sold in the first nine months of 2004. This was offset by purchases of $20,584,000 in U.S. agency securities, $49,760,000 in mortgage backed securities, $7,441,000 in CMOs, $15,389,000 in state and political subdivision securities and $1,000,000 in corporate securities.

Federal funds sold increased to $16,832,000 at September 30, 2004 from $14,067,000 at December 31, 2003. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $269,738,000 at September 30, 2004 reflected an increase of $12,646,000 (4.9%) compared to the total loans of $257,092,000, at December 31, 2003. The Bank primarily experienced growth in commercial real estate mortgage loans during the nine months ended September 30, 2004. Three loan categories represented the majority of the loan portfolio with commercial real estate mortgage loans consisting of 50.98%, commercial, financial and agricultural loans consisting of 21.41%, and residential real estate mortgage loans consisting of 15.82% of the Bank’s total loans at September 30, 2004, respectively. The net yield on loans was 5.98% for the nine months ended September 30, 2004 compared to 6.45% for the nine months ended September 30, 2003 primarily due to a decrease in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more in payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collectability of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more, but are well secured and in the process of collection, are generally not placed on nonaccrual status.

The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003.

	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Year ended December 31, 2003
	(In thousands)
Balance at beginning of period, January 1,	$4,313	$5,104	$5,104

Charge-offs	577	913	1,577
Recoveries	280	95	111

Net charge-offs	297	818	1,466

Provision for loan losses	450	525	675

Ending balance	$4,466	$4,811	$4,313

The allowance for loan losses was $4,466,000 at September 30, 2004 compared to $4,313,000 at December 31, 2003. Management believes that the current level of allowance for loan losses (1.66% of total outstanding loans at September 30, 2004) is adequate to absorb anticipated losses identified in the portfolio at September 30, 2004. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first nine months of 2004, the Bank made $450,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the nine months ended September 30, 2004, the Bank had charge-offs of $577,000 and recoveries of $280,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $1,062,000 at September 30, 2004, a decrease of 37.7% from the $1,704,000 of non-performing assets at December 31, 2003. This decrease is mainly due to a decrease in nonaccrual loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $76,000 for the nine months ended September 30, 2004.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	September 30, 2004	December 31, 2003
	(In thousands)
Nonaccrual loans	$862	1,704
Other nonperforming assets (primarily other real estate owned)	200	—
Accruing loans 90 days or more past due	—	—

Total nonperforming assets	$1,062	1,704

Ratio of allowance for loan losses as a percent of total loans outstanding	1.66%	1.68%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	420.53%	253.11%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At September 30, 2004, 74 loans totaling $8,780,000, or 3.3% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 78 loans totaling $8,876,000, or 3.5% of total loans outstanding, net of unearned income, at December 31, 2003. At September 30, 2004, the amount of impaired loans was $820,000, which included four loans to three borrowers with a total valuation allowance of approximately $337,000. In comparison, at December 31, 2003, the Company had approximately $471,000 of impaired loans, which included four loans to two borrowers with a total valuation allowance of approximately $309,000.

Deposits

Total deposits increased $10,465,000 (2.4%) to $444,507,000 at September 30, 2004, compared to $434,042,000 at December 31, 2003. Noninterest-bearing deposits increased $7,405,000 (12.2%) during the first nine months of 2004, while total interest-bearing deposits increased $3,060,000 (0.8%) to $376,595,000 at September 30, 2004 from $373,535,000 at December 31, 2003. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first nine months of 2004, the Bank primarily experienced an increase in money market accounts of $20,190,000 (25.6%). This was primarily offset by a decrease in certificates of deposit greater than $100,000 of $13,947,000 (13.4%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy. The average rate paid on interest-bearing deposits was 2.14% for the nine months ended September 30, 2004 compared to 2.48% for the same period of 2003. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $43,069,000 at September 30, 2004, compared to $40,408,000 at December 31, 2003. This represents an increase of $2,661,000 (6.6%) during the first nine months of 2004 primarily due to an increase in net earnings. Net earnings for the first nine months of 2004 were $4,637,000 compared to $3,978,000 for the same period of 2003. During the first nine months of 2004, cash dividends of $1,453,000 or $0.375 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	September 30, 2004	December 31, 2003
Return on average assets – annualized	1.05%	1.05%
Return on average equity – annualized	15.16%	13.47%

The Company’s Tier I leverage ratio was 8.59%, Tier I risk-based capital ratio was 15.22% and Total risk-based capital ratio was 16.47% at September 30, 2004. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first nine months of 2004 was deposit growth and sales of investment securities available for sale. The Company used these funds primarily to purchase additional investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $98,228,000 at September 30, 2004, under total FHLB-Atlanta facilities of 30% of the Bank’s total assets or $178,783,000 as of September 30, 2004.

Net cash provided by operating activities of $5,583,000 for the nine months ended September 30, 2004 consisted primarily of net earnings. Net cash used in investing activities of $6,835,000 principally resulted from investment securities purchases of $94,174,000, offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $33,186,000 and proceeds from sales of investment securities available for sale of $67,842,000. The $2,717,000 in net cash provided by financing activities resulted primarily from an increase of $3,060,000 in interest bearing deposits and an increase of $7,405,000 in non-interest bearing deposits. In addition, securities sold under agreements to repurchase decreased by $5,293,000 and the Company paid cash dividends of $1,453,000.

Note Payable to Trust

In November 2003, the Company formed a wholly owned Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). Approximately $5 million of proceeds to the Company were contributed to the Bank in the form of a capital contribution. This additional capital allowed the Bank to borrow additional funds from the FHLB-Atlanta. These funds, along with some brokered CDs, were used to buy additional investment securities available for sale as part of a leverage transaction. The remaining $2 million was used for the stock repurchase program. As of September 30, 2004, $7,217,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. Under FASB Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46R), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result, the Federal Reserve Board in May 2004 issued proposed changes to its capital adequacy rules that would permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital. The Company cannot predict the term of the Federal Reserve’s final rule, but presently do not believe it will materially and adversely affect the Company and the Bank’s regulatory capital.

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

The financial instruments whose contract amounts represent credit risk as of September 30, 2004 are as follows:

Commitments to extend credit	$46,592,000

Standby letters of credit	4,612,000

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

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary.

Interest Rate Sensitivity Management

At September 30, 2004, interest sensitive assets that reprice or mature within the next 12 months were $239,669,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $315,711,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $76,042,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.76%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at September 30, 2004 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 5.0% when rates are gradually increased 200 basis points over 12 months. In the associated decreasing scenario of 200 basis points, the net interest income would decline 8.84%. This is primarily due to increasing prepayment speed estimates on mortgage backed investments. The prepayment speeds are a consensus estimate and may or may not be realized. Economic Value of Equity would not change more than the target 25% if rates were shocked up and down 2%. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income increased $285,000 (21.6%) to $1,603,000 for the three month period ended September 30, 2004, compared to $1,318,000 for the same period of 2003. Basic and diluted net earnings per share were $0.41 and $0.34 for the third quarters of 2004 and 2003, respectively. Net income increased $659,000 (16.6%) to $4,637,000 for the nine month period ended September 30, 2004 compared to $3,978,000 for the same period of 2003. During the nine month period ended September 30, 2004 compared to the same period of 2003, the Company experienced an increase in net interest income and a decrease in the provision for loan losses and noninterest expense. This was offset by a decrease in noninterest income.

Net Interest Income

Net interest income was $3,730,000 for the third quarter of 2004, an increase of $469,000 (14.4%) from $3,261,000 for the same period of 2003. Net interest income increased $961,000 (9.6%) to $11,009,000 for the nine months ended September 30, 2004, compared to $10,048,000 for the nine months ended September 30, 2003. The increase in net interest income resulted primarily from an increase in the average volume outstanding despite a lower net yield on total interest-earning assets. The current low interest rate environment has compressed the Company’s margins. Through the third quarter of 2004, the Company’s GAP position was more asset sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $6,866,000 and $5,978,000 for the three months ended September 30, 2004 and 2003, respectively. This represents an increase of $888,000 (14.9%) for the third quarter of 2004 compared to the third quarter of 2003. For the nine months ended September 30, 2004 interest and dividend income was $20,326,000, an increase of $1,776,000 (9.6%) compared to $18,550,000 for the same period of 2003. This change for the first nine months of 2004 resulted as the average volume of interest-earning assets outstanding increased $83,554,000 (17.5%) over the same period of 2003 but the Company’s yield on interest-earning assets decreased 26 basis points, reflecting historically low market interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,026,000 and $4,005,000 for the third quarters of 2004 and 2003, respectively. This reflects an increase of $21,000 (0.5%) during the three months ended September 30, 2004 over the same period of 2003. For the nine month period ended September 30, 2004, interest and fees on loans decreased $659,000 (5.3%) to $11,721,000 from $12,380,000 for the same period of 2003. The average volume of loans increased $5,026,000 (2.0%) for the nine months ended September 30, 2004 compared to the same period for 2003, while the Company’s yield on loans decreased by 47 basis points resulting in the decrease in interest and fees on loans for the nine months ended September 30, 2004 compared to the same period for 2003.

For the three month period ended September 30, 2004, interest income on investment securities increased $851,000 (43.4%) to $2,811,000 from $1,960,000 for the same period of 2003. Interest income on investment securities for the nine month period ended September 30, 2004, increased $2,451,000 (40.3%) to $8,531,000 from $6,080,000 for the same period of 2003. The Company’s average volume of investment securities increased by $79,771,000 (38.1%) for the first nine months of 2004, compared to the same period of 2003, while the net yield on these average balances increased by 25 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense increased $419,000 (15.4%) to $3,136,000 for the third quarter of 2004 compared to $2,717,000 for the same period of 2003. Total interest expense increased $815,000 (9.6%) to $9,317,000 from $8,502,000 for the nine months ended September 30, 2004 and 2003, respectively. This change was due to an increase of 19.5% in the Company’s average interest-bearing liabilities offset by a decrease of 23 basis points in the rates paid on those liabilities during the first nine months of 2004 compared to the same period of 2003. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, decreased $84,000 (4.0%) to $1,995,000 for the third quarter of 2004 compared to $2,079,000 for the same period of 2003. Interest on deposits was $6,110,000 and $6,494,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease for the nine month period ended September 30, 2004 is due to a 34 basis point decrease in the rate paid on interest-bearing deposits partially offset by an 8.6% increase in the average volume.

Interest expense on other borrowings, was $1,134,000 and $629,000 for the third quarters of 2004 and 2003, respectively. This represents an increase of $505,000 or 80.3%. For the nine months ended September 30, 2004, interest expense on borrowed funds increased $1,200,000 (60.5%) to $3,183,000 from $1,983,000 for the same period of 2003. This increase for the nine month period ended September 30, 2004 is due to an 83 basis point decrease in the rate paid on other borrowed funds and by a 92.2% increase in the average balance. The increase in the average balance is due to FHLB advances, with lower interest rates, drawn as part of a leverage transaction when the Company’s wholly-owned subsidiary, Auburn National Bancorporation Capital Trust I issued trust preferred securities in November 2003. Also, the decrease in the rate paid is due to the Company’s refinancing of $10 million in FHLB advances to a lower interest rate in April 2003.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $150,000 for the three months ended September 30, 2004 compared to $125,000 for the three months ended September 30, 2003. The provision for loan losses was $450,000 for the nine months ended September 30, 2004 compared to $525,000 for the nine months ended September 30, 2003. The increase in the provision for the third quarter of 2004 compared to the third quarter of 2003 is due to an increase in loan growth. The decrease in the provision for the nine month period ended September 30, 2004 compared to the same period of 2003 is due to improved performance in the loan portfolio compared to the same period last year. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $27,000 (1.7%) to $1,591,000 for the third quarter of 2004 from $1,564,000 for the same period of 2003. Noninterest income was $4,627,000 and $5,359,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease for the nine month period ended September 30, 2004 is mainly due to a decrease in investment securities gains.

Net investment securities gains were $32,000 for the nine months ended September 30, 2004 compared to $819,000 for the nine months ended September 30, 2003. The decrease is primarily due to gains in the second quarter of 2003 on the sale of specific available for sale securities.

Other noninterest income increased $79,000 (7.1%) to $1,198,000 for the third quarter of 2004 from $1,119,000 for the same period of 2003. Other noninterest income was $3,487,000 and $3,430,000 for the nine months ended September 30, 2004 and 2003, respectively. This represents an increase of $57,000 (1.7%) for the nine month period ended September 30, 2004 compared to the same period of 2003. This increase was due an increase in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees over amounts reported in the nine months ended September 30, 2003 offset by a decrease in gains on the sale of mortgage loans.

Noninterest Expense

Total noninterest expense was $3,005,000 and $2,803,000 for the third quarters of 2004 and 2003, respectively, representing an increase of $202,000 or 7.2%. For the nine months ended September 30, 2004, total noninterest expense decreased $319,000 (3.5%) to $8,894,000 from $9,213,000 for the same period of 2003. This decrease was mainly due to a decrease in other noninterest expense.

For the third quarter of 2004, other noninterest expense decreased $6,000 (0.4%) to $1,372,000 from $1,378,000 for the third quarter of 2003. Other noninterest expense was $4,054,000 and $4,823,000 for the nine months ended September 30, 2004 and 2003, respectively. This decrease is mainly due to an early prepayment penalty to refinance $10 million in FHLB advances in the second quarter of 2003. This is offset by increases in the MasterCard/VISA processing fees due to an increase in transaction volume and fees.

Income Taxes

Income tax expense was $564,000 and $579,000 for the third quarters of 2004 and 2003, respectively representing a decrease of $15,000 (2.6%). For the nine months ended September 30, 2004, income tax expense decreased $37,000 (2.2%) to $1,655,000 from $1,692,000 for the nine months ended September 30, 2003. These levels represent an effective tax rate on pre-tax earnings of 26.3% and 29.8% for the nine months ended September 30, 2004 and 2003, respectively. The decrease in effective tax rate is mainly due to the purchase of tax-exempt securities as part of the leverage transaction when the Company’s subsidiary issued trust preferred securities.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned income (1)	$261,801	11,721	5.98%	256,775	12,380	6.45%
Investment securities:
Taxable	257,142	7,529	3.91%	205,144	5,936	3.87%
Tax-exempt (2)	31,857	1,520	6.37%	4,084	218	7.14%

Total investment securities	288,999	9,049	4.18%	209,228	6,154	3.93%
Federal funds sold	8,198	67	1.09%	9,390	82	1.17%
Interest-earning deposits with other banks	840	6	0.95%	891	8	1.20%

Total interest-earning assets	559,838	20,843	4.97%	476,284	18,624	5.23%
Allowance for loan losses	(4,397)			(4,966)
Cash and due from banks	10,908			13,345
Premises and equipment	2,792			3,117
Rental property, net	1,390			1,485
Other assets	21,002			17,820

Total assets	$591,533			507,085

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits:
Demand	$79,735	667	1.12%	74,904	738	1.32%
Savings and money market	118,095	1,270	1.44%	91,018	1,113	1.63%
Certificates of deposits less than $100,000	87,468	2,178	3.33%	88,164	2,337	3.54%
Certificates of deposits and other time deposits of $100,000 or more	95,500	1,995	2.79%	96,684	2,306	3.19%

Total interest-bearing deposits	380,798	6,110	2.14%	350,770	6,494	2.48%
Federal funds purchased and securities sold under agreements to repurchase	2,948	24	1.09%	2,852	25	1.17%
Other borrowed funds	102,641	3,183	4.14%	53,399	1,983	4.97%

Total interest-bearing liabilities	486,387	9,317	2.56%	407,021	8,502	2.79%
Noninterest-bearing deposits	60,853			53,904
Accrued expenses and other liabilities	3,509			5,675
Stockholders’ equity	40,784			40,485

Total liabilities and stockholders’ equity	$591,533			507,085

Net interest income		$11,526			10,122

Net yield on total interest-earning assets			2.75%			2.84%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest rate risk has improved during the third quarter of 2004 as the Company is becoming better positioned for rising rates. The Company’s market risk has decreased during the third quarter of 2004.

The Company models economic value of equity as a measure of market risk. As of June 2004, economic value of equity would increase 16.65% if rates decrease 200 basis points and decrease 30.60% if rates increase 200 basis points. As of September 2004, economic value of equity was within policy. If rates decrease 200 basis points, economic value of equity would increase 8.25% and, if rates increase 200 basis points, economic value of equity would decrease 22.07%. This is primarily due to an increase in the Company’s total capital. The unrealized market value on investments improved significantly and, consequently, raised the total capital. Unrealized losses or gains are booked through capital but do not impact regulatory capital ratios. Also, the increased assumption of prepayment speeds on mortgage backed securities benefits the bank as rates rise.

The Company became more asset-sensitive for a 12 month forecast. The Company’s has restructured the repricing term of some deposits and restructured some investments to shorten the duration. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could increase by 1.49% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could decrease by 8.84%. As of June 30, 2004, the exposure in a ramp down scenario was (1.72%) and the ramp up exposure was (1.40%). The Company is preparing for the risk of rising interest rates. The Company projects a slightly asset-sensitive profile and continues to work toward becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Form 10-K for the year ended December 31, 2003, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Director of Financial Operations (DFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands except share data)
July 1 – July 31	1,000	$20.93	1,000	$1,525
August 1 – August 31	15,695	$20.42	15,695	$1,204
September 1 – September 30	7,266	$19.53	7,266	$1,062
Total	23,961		23,961	$1,062

[1]	All repurchases represented in the table above were made pursuant to a program that was publicly announced on November 3, 2003. The total expenditure approved under the program, which expires on November 30, 2004, is $2,000,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

AUBURN NATIONAL BANCORPORATION, INC.

Item 6	(a)

EXHIBIT INDEX

Exhibit Number		Description
3.A		Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto. *

3.B		Bylaws of Auburn National Bancorporation, Inc. **

10.A		Auburn National Bancorporation, Inc. 1994 Long-term Incentive Plan. ***

10.B		Lease and Equipment Purchase Agreement, Dated September 15, 1987. ***

31.1		Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. ****

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations. ****

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.
**	Incorporated by reference from Registrant’s Form 8-K dated April 13, 2004.
***	Incorporated by reference from Registrant’s Registration Statement on Form SB-2.
****	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	November 12, 2004	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date:	November 12, 2004	By:	/s/ C. Wayne Alderman
C. Wayne Alderman
Director of Financial Operations