Form 10-K
period 2004-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2005-03-31
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of common stock held by non-affiliates of registrant computed by reference to the price at which the common stock was last sold as of June 30, 2004 was $52,479,832.

As of March 11, 2005, there were issued and outstanding 3,843,911 shares of the registrant’s $.01 par value common stock.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2005 are incorporated by reference into Part III.

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

PART I

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

The Bank has operated continuously since 1907 and conducts its business in East Alabama, including Lee County and surrounding areas. In April 1995, in order to gain flexibility and reduce certain regulatory burdens, the Bank converted from a national bank to an Alabama state bank that is a member of the Federal Reserve System (the “Charter Conversion”). Upon consummation of the Charter Conversion, the Bank’s primary regulator changed from the Office of the Comptroller of the Currency to the Federal Reserve and the Alabama Superintendent of Banks (the “Alabama Superintendent”). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) since 1991.

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

Competition

The banking business in Alabama, including Lee County, is highly competitive with respect to loans, deposits, and other financial services. The area is dominated by a number of regional and national banks and bank holding companies which have substantially greater resources, and numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans and other business with these banks, as well as with credit unions, mortgage companies, insurance companies, and other local and nonlocal financial institutions, including institutions offering services through the mail, by telephone and over the Internet. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial institutions may be expected to intensify further.

Among the advantages that larger financial institutions have over the Bank are their ability to finance extensive advertising campaigns and to allocate and diversify their assets among loans and securities of the highest yield in locations with the greatest demand. Many of the major commercial banks or their affiliates operating in the Bank’s service area offer services which are not presently offered directly by the Bank and may also have substantially higher lending limits than the Bank.

Community banks also have experienced significant competition for deposits from mutual funds, insurance companies and other investment companies and from money center banks’ offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank.

Selected Economic Data

The Bank’s PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Outside of the Bank’s PSA, the Bank has a residential mortgage loan office located in Gulf Shores, Alabama, a beach community in south Alabama. Lee County’s population is approximately 120,000. Approximately 71% of the land in Lee County is devoted to agriculture, of which approximately 91% is comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company’s PSA include tires, textiles, small gasoline engines and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, Wal-Mart Distribution Center, Uniroyal-Goodrich, West Point Stevens and Briggs & Stratton.

Loans and Loan Concentrations

The Bank makes loans for commercial, financial and agricultural purposes, as well as for real estate mortgage, real estate construction and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate construction, agricultural and consumer lending than with real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower’s financial strength and capacity to repay the debt, the underlying collateral and the borrower’s past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan.

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

Employees

At December 31, 2004, the Bank had 135 full-time equivalent employees, including 31 officers.

Statistical Information

Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6, Item 7A and Item 8 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be a complete description of the status or regulations applicable to the Company’s and the Bank’s business. Supervision, regulation and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock and other securities. Any change in applicable law or regulation may have a material effect on the Company’s business.

Bank Holding Company Regulation

The Company, as a bank holding company, is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the BHC Act. Bank holding companies are generally limited to the business of banking, managing, or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine its subsidiaries. The State of Alabama currently does not regulate bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, and whose subsidiary banks have and maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future. The GLB Act also includes consumer privacy provisions, and the Federal Reserve and the other federal bank regulatory agencies have adopted extensive privacy rules.

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

Bank and Bank Subsidiary Regulation

The Bank is subject to supervision, regulation and examination by the Federal Reserve and the Alabama Superintendent of Banks, which monitor all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments.”

Alabama law permits statewide branching by banks. The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks with competitive equality to the powers of national banks regulated by the Office of the Comptroller of the Currency.

The Federal Reserve adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated rating system which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

Community Reinvestment Act

The Company and the Bank are subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or

(v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude expansion of banking activities. The Bank currently has a satisfactory CRA rating.

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

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In April 1994, the Department of Housing and Urban Development, the Department of Justice (the “DoJ”), and the federal banking agencies issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination and what steps lenders might take to prevent discriminatory lending practices. The DoJ has also increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Other Laws and Regulations

The GLB Act requires banks and their affiliated companies to adopt and disclose privacy policies regarding the sharing of personal information they obtain from their customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” through subsidiaries similar to those permitted to financial holding companies. See the discussion regarding the GLB Act in “Bank Holding Company Regulation” above.

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with this Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps –

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs, and sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the GLB Act, as discussed above.

The Federal Reserve, the FDIC and the Alabama Superintendent of Banks monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

We are also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act. It may be necessary to spend significant amounts of time and money on compliance with these rules. We may not be able to complete our assessment of our internal controls in a timely manner. Our failure to comply with these internal control rules may materially adversely affect our reputation, our ability to obtain the necessary certifications to our financial statements, and the values of our securities.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debt reserves in excess of such bank’s allowance for loan losses. During 2004, the Bank paid cash dividends of $2,237,000 to the Company.

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

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

In addition, the federal regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% – 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

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

All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state member bank will be (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances); (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances); (iv) significantly undercapitalized if it has a Total Capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% and a leverage ratio of less than 3% or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

On March 1, 2005, the Federal Reserve adopted changes to its capital rules that permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company expects that it will continue to treat its $7.0 million of trust preferred securities as Tier 1 capital.

As of December 31, 2004, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory Minimum	Company	Bank
Tier 1 risk-based capital ratio	4.0%	16.09%	15.08%
Total risk-based capital ratio	8.0%	17.15%	16.15%
Tier 1 leverage ratio	3.0-5.0%	8.86%	8.29%

The Company and the Bank are well capitalized.

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

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted. In 2004, the Federal Reserve raised the targeted federal funds rate and the discount rate five times for a total of 1.25%. In February and March 2005, the Federal Reserve raised these rates by a total of 0.50% and indicated that further increases were likely in the future.

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”), and it has no deposits insured by the Savings Association Insurance Fund (“SAIF”). In 1996, the FDIC began applying a risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, the annual premiums range from zero to $.27 for every $100 of deposits. The Deposit Insurance Funds Act of 1996 authorized The Financing Corporation (“FICO”) to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rates have been the same for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly, and for 2004 ranged from 1.54 basis points in the first quarter to 1.46 basis points in the fourth quarter. In 2003, the FICO assessments ranged from 1.68 basis points in the first quarter to 1.52 basis points in the fourth quarter. The FICO assessment rate for the first quarter of 2005 is 1.44 basis points.

Each financial institution is assigned to one of three capital groups – well capitalized, adequately capitalized or undercapitalized – and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators, and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2004, the Bank paid no BIF deposit insurance premiums, and paid approximately $65,000, $182,000 and $174,000 in FICO assessments during 2004, 2003 and 2002, respectively.

Legislative and Regulatory Changes

The State of Alabama has been considering tax reform for several years and the Alabama legislature currently is considering legislation that may increase the Company’s state taxes. In addition, the Alabama Banking Department has introduced legislation in the Alabama legislature that would, among other things, permit interstate de novo branching in Alabama by out-of-state banks, regulate bank holding companies and expand the enforcement powers of the Alabama Banking Department. Other bills being considered by the Alabama legislature may adversely affect the Bank’s ability to attract and retain state deposits.

Various legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, as well as the taxation of these entities, are being considered by the executive branch of the Federal government, Congress and various state governments. The FDIC has proposed a restructuring of the federal deposit insurance system, to better measure and price deposit insurance, to merge BIF and SAIF and increase FDIC insurance coverage. Other proposals pending in Congress would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on reserves and permit de novo interstate branching. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of Fannie Mae and Freddie Mac services and the mortgage markets generally. The Alabama Superintendent of Banks has adopted regulations that strengthen the requirements for independent reviews or audits of Alabama banks by independent auditors.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and seven branches. The Bank also has three mortgage loan offices in Gulf Shores, Phenix City and Valley, Alabama. The main office is located in downtown Auburn, Alabama, in a building owned by the bank with approximately 16,000 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last five years in order to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces. The main office offers the full line of the Bank’s services and has 2 ATMs, including one walk-up ATM and one drive-through ATM. The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

The Bank’s Kroger branch was opened in August 1988 and is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama for approximately 500 square feet of space. In April 2003, the Bank entered into a new lease agreement for another five years. This branch offers the full line of the Bank’s services including an ATM, with the exception of safe deposit boxes.

The Opelika branch is located in Opelika, Alabama. This branch was built in 1991 and owned by the Bank with approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles, including two handicapped spaces.

The Bank’s Phenix City branch was opened in August 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 35 miles southeast of Auburn, Alabama for approximately 600 square feet of space in the Wal-Mart. In September 2003, the Bank entered into a new lease agreement for another five years with an option to extend for an additional five years. This branch offers the full line of the Bank’s deposit and other services including an ATM, except safe deposit boxes.

The Bank’s Hurtsboro branch was opened in June 1999. This branch is located in Hurtsboro, Alabama, about 35 miles south of Auburn, Alabama. This branch was built in 1999 and owned by the Bank with approximately 1,000 square feet of space. The Bank leased the land for this branch from a third party. In June 2004, the Bank exercised its option to extend this land lease for another five years. This branch offers the full line of the Bank’s services including safe deposit boxes, drive-through window and an ATM. This branch offers parking for approximately 12 vehicles, including a handicapped ramp.

The Bank’s Auburn Wal-Mart Supercenter branch was opened in September 2000 inside the Wal-Mart shopping center on the south side of Auburn, Alabama. The Bank has a five-year lease agreement with an option to extend for approximately 695 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposit and other services, including an ATM, except safe deposit boxes.

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 12 miles south of Auburn, Alabama. This branch is owned by the Bank with approximately 1,400 square feet of space. The Bank leased the land for this branch from a third party. In May 2001, the Bank entered into this land lease for five years with an option to extend for an additional five years. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In November 2002, the Bank opened a mortgage loan office in Phenix City. The mortgage office is located in Phenix City, about 35 miles south of Auburn, Alabama. In November 2004, the Bank moved this mortgage loan office to a larger location with approximately 1,200 square feet of space and entered into a lease agreement for five years. This office only offers mortgage loan services.

Also in July 2002, the Bank’s Opelika Wal-Mart Supercenter branch was opened inside the Wal-Mart shopping center in Opelika, Alabama. The bank has a five-year lease agreement with an option to extend for approximately 700 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposits and other services including an ATM, except safe deposit boxes.

In March 2004, the Bank opened a mortgage loan office in Gulf Shores. The mortgage office is located in downtown Gulf Shores, Alabama, a beach community located near Pensacola, Florida and about 250 miles southwest of Auburn, Alabama for approximately 950 square feet of space. The Bank has a two year lease agreement. This office only offers mortgage loan services.

In September 2004, the Bank opened a mortgage loan office in Valley. The mortgage office is located in Valley, Alabama, about 30 miles northeast of Auburn, Alabama for approximately 1,650 square feet of space. In December 2004, the Bank entered into a lease agreement for one year with an option to extend. This office only offers mortgage loan services.

The Bank’s Winn Dixie branch in the Tiger Crossing Shopping Center, which opened in April 1997, was closed in April 2002 when the lease expired. This branch was consolidated with the Auburn Wal-Mart Supercenter branch.

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

In 1994, the Bank acquired a parcel of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,045 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank (“UST”) containing petroleum products from the site. In 1995, the property was sold to a third party and the purchaser was indemnified of any environmental liability associated with the UST. Also in 1995, the Alabama Department of Environmental Management (“ADEM”) requested that the Bank submit a Secondary Investigation Plan (“Secondary Investigation”) as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy F. Weston, Inc. (“Weston”), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM’s Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2005 as required by ADEM. Samples from the eight existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2005 will be approximately $9,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq SmallCap Market, under the symbol “AUBN”. As of March 11, 2005, there were approximately 3,843,911 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 450 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq SmallCap Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2004
First Quarter	$21.50	$18.60	$0.125
Second Quarter	22.00	19.50	0.125
Third Quarter	21.90	19.28	0.125
Fourth Quarter	21.90	19.50	0.125

2003
First Quarter	$14.30	$12.91	$0.12
Second Quarter	16.00	12.90	0.12
Third Quarter	18.95	15.06	0.12
Fourth Quarter	21.50	17.72	0.12

(1)	The price information represents actual transactions.

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

In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $2.0 million of its outstanding shares of common stock in the open market, in negotiated transactions, block purchases, private transactions and otherwise, from time to time, through November 2004. The Company was not required to acquire any specific number of shares and was able to terminate its share repurchase program at any time. The Company funded the repurchase of its common stock using a portion of the proceeds from its note payable to trust. The Company purchased 48,852 shares of its common stock pursuant to this program for an aggregate purchase price of approximately $994,000 and at an average price per share of $20.34.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(Dollars in thousands except share data)
October 1 – October 31	1,500	$20.06	1,500	$1,032
November 1 – November 30	1,200	$21.42	1,200	$0
December 1 – December 31	1,930	21.04	N/A	$0
Total	4,630		2,700

[1]	A total of 1,930 shares were purchased in privately negotiated transactions.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Earnings
Net Interest Income	$14,669	$13,518	$14,570	$13,845	$12,584
Provision for Loan Losses	600	675	1,680	3,555	2,622
Net Earnings	6,510	5,419	5,055	4,578	3,014
Per Share:
Net Earnings – basic and diluted	1.68	1.39	1.30	1.17	0.77
Cash Dividends	0.50	0.48	0.44	0.40	0.40
Book Value	11.57	10.38	10.16	9.20	8.10
Shares Issued	3,957,135	3,957,135	3,957,135	3,957,135	3,957,135
Weighted Average Shares Outstanding	3,870,198	3,894,969	3,894,649	3,908,084	3,924,573

Financial Condition
Total Assets	$591,161	$590,115	$505,027	$473,010	$404,689
Loans	258,943	257,092	260,360	271,834	262,529
Investment Securities	282,199	285,319	190,918	151,474	111,730
Total Deposits	429,339	434,042	395,191	369,668	315,641
Long Term Debt	105,441	105,589	53,436	53,581	48,721
Shareholders’ Equity	44,504	40,408	39,582	35,834	31,805

Selected Ratios
Return on Average Total Assets	1.10%	1.05%	1.04%	1.07%	0.77%
Return on Average Total Equity	15.69%	13.47%	13.66%	13.40%	10.30%
Average Stockholders’ Equity to Average Assets	7.03%	7.78%	7.65%	7.97%	7.47%
Allowance for Loan Losses As a % Of Loans	1.33%	1.68%	1.96%	1.96%	1.38%
Loans To Total Deposits	60.31%	59.23%	65.88%	73.53%	83.17%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with “BUSINESS” and “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the three years ended December 31, 2004, 2003 and 2002. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2004 was characterized by steady low interest rates intended to stabilize the economy and stimulate industrial economic growth. The Bank closed over $113 million in residential mortgage activity during 2004. Approximately 5.2% of the Bank’s 2004 gross revenue was a product of its traditional residential mortgage origination business. Management anticipates a decline in mortgage production volumes and revenues during 2005 due to anticipated higher interest rates but also anticipates offsetting this decline somewhat due to the opening of two new mortgage loan offices in 2004. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in the Company’s PSA.

Our balanced growth continued during 2004, with increases in assets, loans, shareholders’ equity, earnings per share and returns on average assets and equity. The following chart shows our growth in these areas from December 31, 2002 to December 31, 2004:

	December 31, 2004	% Change	December 31, 2003	% Change	December 31, 2002
	(Dollars in thousands, except per share data)
Net Earnings	$6,510	20.1%	$5,419	7.2%	$5,055
Net Earnings Per Share - basic and diluted	1.68	20.9%	1.39	6.9%	1.30
Total Assets	591,161	0.2%	590,115	16.8%	505,027
Investment Securities	282,199	-1.1%	285,319	49.4%	190,918
Loans	258,943	0.7%	257,092	-1.3%	260,360
Deposits	429,339	-1.1%	434,042	9.8%	395,191
Shareholders’ Equity	44,504	10.1%	40,408	2.1%	39,582
Return on Average Total Assets	1.10%	4.8%	1.05%	1.0%	1.04%
Return on Average Total Equity	15.69%	16.5%	13.47%	-1.4%	13.66%

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. The Company’s financial results could differ significantly if different judgements or estimates are applied in the application of this policy. See “ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level management considers adequate to absorb anticipated loan losses. When management believes the collection of the principal of a loan is unlikely, a loan is charged off against the allowance for loan losses. Subsequent recoveries of principal are added back to the allowance for loan losses. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. In 2004, the credit administration area reviewed approximately 20% of the total loan portfolio. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio. In 2004, the outside loan review consultant reviewed approximately 44% of the total loan portfolio. The current economic conditions have slowed loan growth in 2004 and 2003. The Company is closely monitoring certain portions of its loan portfolio that management believes to be of higher risk under the current economic situation.

Management believes the allowance for loan losses is adequate at December 31, 2004. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and other changes that can effect the various borrowers. Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See “SUPERVISION AND REGULATION.”

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

Commercial real estate mortgage loans were $136,037,000 which represented 52.5% of the total loans at December 31, 2004. The largest 10 commercial real estate mortgage relationships approximated $48.6 million or 18.8% of the total loans outstanding at December 31, 2004. There are no significant concentrations of industries or loan types within the commercial real estate loan portfolio. The Bank’s commercial real estate loans are secured by real estate located principally in Lee County, Alabama. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in market conditions in this area. A rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay. The Company currently anticipates that interest rates will slightly increase in 2005. In the event of a deeper recession or a significant increase in interest rates, the Bank’s credit costs and losses could increase significantly. See “QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Financial Condition

Total assets at December 31, 2004 and 2003 were $591,161,000 and $590,115,000, respectively, reflecting growth of $1,046,000 (0.2%). The Company’s growth during 2004 resulted primarily from the slight growth in loans and securities sold under agreements to repurchase. These increases were offset by a decrease in deposits and investment securities.

Investment Securities

Investment securities held to maturity were $809,000 and $1,238,000 at December 31, 2004 and 2003, respectively. This decrease of $429,000 (34.7%) in 2004 resulted from scheduled paydowns, maturities and calls of principal amounts. The investment securities available for sale portfolio was $281,390,000 and $284,081,000 at December 31, 2004 and 2003, respectively. This decrease of $2,691,000 (0.9%) reflects purchases of $20,583,000 in U.S. agency securities, $59,987,000 in mortgage-backed securities, $12,487,000 in collateralized mortgage obligations (“CMOs”), $1,000,000 in corporate securities and $21,430,000 in state and political subdivision securities. This increase is offset by $40,210,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $18,709,000 of U.S. agency securities, $7,721,000 of CMOs, $7,404,000 of state and political subdivisions, $42,891,000 of mortgage-backed securities and $809,000 of equity securities were sold in 2004. In November 2003, the Company formed a wholly-owned subsidiary, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in preferred trust securities in 2003. The Company obtained these proceeds through a note payable to trust. Approximately $5 million of proceeds were given to the Bank in the form in dividend. This additional capital allowed the Bank to borrow additional funds from the FHLB. These funds were used to buy approximately $70 million in investment securities available for sale as part of a leverage transaction in 2003.

The composition of the Company’s total investment securities portfolio reflects the Company’s investment strategy to provide acceptable levels of interest income from portfolio yields while maintaining an appropriate level of liquidity to assist with controlling the Company’s interest rate position. In 2003 and 2004, the Company invested $45 million in tax-exempt securities to fully realize the benefits of the preferential treatment afforded tax-exempt securities under the tax laws. The majority of the purchases of taxable securities have been in investment grade mortgage-backed securities (“MBS”) and CMOs because of their liquidity, credit quality and yield characteristics. The yields, values, and durations of such MBS and CMOs generally vary with interest rates, prepayment levels, and general economic conditions, and as a result, the values of such instruments may be more volatile and unpredictable than other instruments with similar maturities. Such MBS and CMOs also may have longer stated maturities than other securities, which may result in further price volatility. The weighted average yields for state and political subdivisions have been computed on a tax-equivalent basis.

The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

	Amortized Cost December 31,
	2004	2003	2002
	(In thousands)
Investment Securities Held to Maturity:
U.S. government agencies	$—	—	5,000
State and political subdivisions	362	370	564
Mortgage-backed securities	447	868	1,491
Collateralized mortgage obligations	—	—	873

Total investment securities held to maturity	$809	1,238	7,928

The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:

	Fair Value December 31,
	2004	2003	2002
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$57,800	62,667	39,567
State and political subdivisions	42,389	28,076	3,686
Mortgage-backed securities	157,375	171,219	73,296
Collateralized mortgage obligations	17,513	16,084	63,124
Corporate securities	6,313	5,277	2,500
Equity securities	—	758	817

Total investment securities available for sale	$281,390	284,081	182,990

At December 31, 2004, the Bank owned CMOs with a total amortized cost of $17,632,000. All of the CMOs are rated AAA and Aaa. The CMOs are all backed by federal agency guaranteed mortgages.

The MBS portfolio’s total amortized cost of $158,779,000 at December 31, 2004, is a mixture of fixed rate mortgages, adjustable rate mortgages (“ARMs”) and securities with balloon payments. At the time of purchase, the Bank considers various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

The following tables present the maturities and weighted average yields of investment securities at December 31, 2004:

	Maturities of Held-to-Maturity Investment Securities Amortized Cost
	After one Through five years	After five through ten years	After ten years
	(In thousands)
State and political subdivisions	$—	—	362
Mortgage-backed securities	268	1	178

Total investment securities held to maturity	$268	1	540

	Weighted Average Yields of Held-to-Maturity Investment Securities
	After one through five years	After five through ten years	After ten years
State and political subdivisions	—	—	8.13%
Mortgage-backed securities	7.22%	4.40%	4.39%

	Maturities of Available for Sale Investment Securities Amortized Cost
	After one through five years	After five through ten Years	After ten years
	(In thousands)
U.S. government agencies	$26,938	19,779	11,308
State and political subdivisions	435	1,299	39,837
Mortgage-backed securities	4,559	73,779	79,994
Collateralized mortgage obligations	—	—	17,632
Corporate securities	—	2,500	3,716

Total investment securities available for sale	$31,932	97,357	152,487

	Weighted Average Yields of Available for Sale Investment Securities
	After one through five years	After five through ten years	After ten years
U.S. government agencies	3.33%	3.33%	3.80%
State and political subdivisions	3.56%	4.48%	5.99%
Mortgage-backed securities	3.00%	3.50%	4.49%
Collateralized mortgage obligations	—	—	4.14%
Corporate securities	—	6.75%	4.93%

As of December 31, 2003, the Company had one investment which had been in an unrealized loss position greater than one year in which the Company decided not to write down to its fair value because of management’s belief that the impairment was temporary. The Company owned 52,396 shares of Concord EFS stock. On December 31, 2003, the stock had a fair value of $265,000 below historical cost. The Company believed the decrease was due to the past uncertainties from the proposed merger of Concord and First Data which closed in February 2004. Based on the a review of analysts’ expectations, the Company’s management believed that Concord was well positioned with healthy market shares in the grocery, trucking and benefits payment sectors with a large book of recurring revenues. The Company expected that the merger should strengthen First Data’s merchant processing payment processing, electronic payments and debit card businesses and that steadily improving economic conditions should positively impact First Data’s 2004 operations. Although First Data’s stock price remained relatively stable in 2004, the Company sold the stock during 2004 and realized a loss of $214,818.

Loans

Total loans were $258,943,000 at December 31, 2004, an increase of $1,851,000 (0.7%), over total loans of $257,092,000 at December 31, 2003. The primary increase during 2004 occurred in the commercial real estate mortgage loans. In addition, the above was offset by decreases in commercial, financial and agricultural loans and residential held for sale loans. The commercial real estate mortgage loan component of the loan portfolio increased $13,640,000 (11.1%) to $136,037,000 at December 31, 2004, from the 2003 balance of $122,397,000 and represented 52.5% of the total loan portfolio at December 31, 2004, as compared to 47.6% at December 31, 2003.

This above increase is offset by decreases in the commercial, financial and agricultural loans and residential held for sale loans. The commercial, financial and agricultural loans decreased $5,241,000 (9.5%) to $49,758,000 at December 31, 2004 compared to $54,999,000 at December 31, 2003. Commercial, financial and agricultural loans represented 19.2% and 21.4% of the total loans at December 31, 2004 and 2003, respectively. The real estate held for sale decreased $4,626,000 (37.2%) to $7,814,000 at December 31, 2004 compared to $12,440,000 at December 31, 2003. The decrease in 2004 was due primarily to increased demand in 2003 of new and refinanced residential loans due to record low interest rates. Residential held for sale loans represented 3.0% and 4.8% of the total loans at December 31, 2004 and 2003, respectively.

In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans which are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association (“FNMA”) with the Bank retaining the servicing, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing released. During 2004, the Bank sold mortgage loans totaling approximately $44,136,000 to FNMA, with the Bank retaining the servicing, and sold mortgage loans totaling approximately $22,173,000 to the mortgage servicing company with servicing released. At December 31, 2004, the Bank was servicing loans totaling approximately $154,021,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See “– EFFECTS OF INFLATION AND CHANGING PRICES.”

The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

	2004	2003	2002	2001	2000
	(In thousands)
Commercial, financial and agricultural	$49,758	54,999	56,490	63,158	71,636
Leases – commercial	5,397	6,630	7,128	8,113	—
Real estate – construction:
Commercial	945	2,099	1,392	3,562	9,883
Residential	5,426	4,866	4,768	7,932	4,973
Real estate – mortgage:
Commercial	136,037	122,397	124,490	112,075	89,465
Residential	42,545	41,988	46,105	51,806	60,128
Real estate – held for sale	7,814	12,440	6,016	9,531	7,534
Consumer installment	11,021	11,673	13,971	15,657	18,910

Total loans	$258,943	257,092	260,360	271,834	262,529

Less: Allowance for loan losses	(3,456)	(4,312)	(5,104)	(5,340)	(3,634)

Loans, net	$255,487	252,780	255,256	266,494	258,895

The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2004:

	Maturities of Loan Portfolio
	Within one year	After one through five years	After five years	Total
	(In thousands)
Commercial, financial and agricultural	$20,987	27,861	910	49,758
Leases – commercial	3,123	1,580	694	5,397
Real estate – construction	6,320	51	—	6,371
Real estate – mortgage	24,229	102,177	52,176	178,582
Real estate – held for sale	—	103	7,711	7,814
Consumer installment	3,194	7,506	321	11,021

Total loans	$57,853	139,278	61,812	258,943

Variable-rate loans	$30,837	67,428	42,774	141,039
Fixed-rate loans	27,016	71,850	19,038	117,904

Total loans	$57,853	139,278	61,812	258,943

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

The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

	Allowance for Loan Loss Activity for Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$4,313	5,104	5,340	3,634	3,775
Provision for loan losses	600	675	1,680	3,555	2,622
Charge-offs:
Commercial, financial, and agricultural	215	416	1,210	1,268	943
Real estate	1,507	1,036	851	512	1,113
Consumer	44	125	212	190	1,059

Total charge-offs	1,766	1,577	2,273	1,970	3,115

Recoveries:
Commercial, financial and agricultural	219	52	181	40	250
Real estate	11	8	67	11	11
Consumer	79	51	109	70	91

Total recoveries	309	111	357	121	352

Net charge-offs	1,457	1,466	1,916	1,849	2,763

Balance at end of period	$3,456	4,313	5,104	5,340	3,634

Ratio of allowance for loan losses to loans outstanding	1.33%	1.68%	1.96%	1.96%	1.38%
Ratio of allowance for loan losses to nonaccrual loans, renegotiated loans, and other nonperforming assets	423.53%	253.11%	163.90%	47.52%	41.93%
Ratio of net charge-offs to average loans outstanding	0.55%	0.57%	0.71%	0.70%	1.06%

The allowance for loan losses was $3,456,000 (1.33% of total outstanding loans) at December 31, 2004, compared to $4,313,000 (1.68% of total outstanding loans) at December 31, 2003. This decrease in the allowance is due to one large charge-off in 2004 which the Company had allocated a specific allowance for, reduced loan growth, and improved performance in the loan portfolio as of December 31, 2004 compared to the same period in 2003.

The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. This has had the effect of slowing the Bank’s loan growth.

During 2004, the Company had loan charge-offs totaling $1,766,000 and recoveries of $309,000, as compared to $1,577,000 in charge-offs and recoveries of $111,000 in the prior year. Charge-offs increased in 2004 mainly due to one large loan.

Management believes that the $3,456,000 allowance for loan losses at December 31, 2004 (1.33% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances, generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provisions to the allowance for loan losses. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans. The increase in the ratio of the allowance for loan losses to nonperforming assets between year-end 2004 and year-end 2003 was due to the reduction in nonaccrual loans and a decrease in the allowance for loan losses offset by an increase in other nonperforming assets. The increase in the ratio of the allowance for loan losses to nonperforming assets between year-end 2003 and year-end 2002 was primarily due to the reduction in nonaccrual loans and other real estate owned.

While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the determination of the specific and general loss allowances for certain loans classified as problem credits and uses a five-year historical loss factor to determine the loss allocation for the remainder of the loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for impaired loans where management has identified specific losses. Level II allowances are set aside to cover general losses associated with problem loans which possess more than a normal degree of credit risk, but where no specific losses have been identified. These loans have been criticized or classified by the Bank’s regulators, external loan review personnel engaged by the Bank, or internally by management. The five-year historical loss factors, subject to certain minimum percentages considering regulatory guidelines, are applied to the Level II problem loans in determining the allocation. Level III is the allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents and readily marketable collateral. Local economic conditions are considered in determining the adequacy of the Company’s allowance for loan losses. The allocation for Level III is determined by applying the historical loss factor, derived from prior years’ actual experience, to the adjusted outstanding balance for this classification. At December 31, 2004, the allowance for loan losses was allocated to approximately $196 thousand for impaired loans (Level 1), approximately $1.8 million for criticized and classified loans (Level II) and approximately $1.5 million for the general reserve (Level III).

At December 31, 2004, the Company had approximately $677,000 of impaired loans, which included 3 loans to 3 borrowers with a total valuation allowance of approximately $177,000. At December 31, 2003, the Company had approximately $471,000 of impaired loans, which included 4 loans to 2 borrowers with a total valuation allowance of approximately $309,000.

Nonperforming Assets

Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

Nonperforming assets were $816,000, $1,704,000, and $3,114,000 at December 31, 2004, 2003, and 2002, respectively. These levels represent a decrease of $888,000 (52.1%) for the year ended December 31, 2004, and a decrease of $1,410,000 (45.3%) for the year ended December 31, 2003. The decrease in 2004 was mainly due to a decrease in nonaccrual loans. The decrease in 2003 was mainly due to a decrease in nonaccrual loans and other real estate owned.

An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

	Nonperforming Assets December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$711	1,704	2,532	10,211	7,793
Renegotiated loans	—	—	—	—	—
Other nonperforming assets (primarily other real estate)	105	—	582	1,026	874
Accruing loans 90 days or more past due	—	—	—	1,469	28

Total nonperforming assets	$816	1,704	3,114	12,706	8,695

Nonaccrual loans and renegotiated loans as a percentage of total loans	0.27%	0.66%	0.97%	3.76%	2.97%
Nonaccrual loans, renegotiated loans and other nonperforming assets as a percentage of total loans	0.32%	0.66%	1.20%	4.13%	3.30%
Total nonperforming assets as a percentage of total loans	0.32%	0.66%	1.20%	4.67%	3.31%

If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $92,000, $180,000, and $462,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company did not recognize any interest income on nonaccrual loans for the years ended December 31, 2004, 2003 and 2002.

Other Potential Problem Loans

Potential problem loans consist of those loans where management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. At December 31, 2004, the Company had identified 69 loans totaling approximately $3,260,000, or 1.3% of total loans, which were considered potential problem loans. At December 31, 2003, the Company had identified 78 loans totaling approximately $8,876,000, or 3.5% of total loans, which were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed.

Deposits

Total deposits decreased $4,703,000 (1.1%) to $429,339,000 at December 31, 2004, as compared to $434,042,000 at December 31, 2003. Noninterest-bearing deposits were $65,364,000 and $60,507,000 while total interest-bearing deposits were $363,975,000 and $373,535,000 at December 31, 2004 and 2003, respectively. This trend is the result of management’s decision to maintain a competitive position in its deposit rate structure coupled with the Bank’s marketing efforts to attract local deposits and fund its loan growth. At December 31, 2004, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 15.2%, while MMDAs, NOWs and regular savings made up approximately 42.3%, certificates of deposit under $100,000 comprised approximately 20.3%, and certificates of deposit and other time deposits of $100,000 or more comprised 22.2%. At December 31, 2003, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 13.9%, while MMDAs, NOWs and regular savings made up approximately 42.5%, certificates of deposit under $100,000 comprised approximately 19.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 23.9%.

The composition of total deposits for the last three years is presented in the following table:

	December 31,
	2004		2003		2002
	Amount	% Change from prior year end	Amount	% Change from prior year end	Amount	% Change from prior year end
	(Dollars in thousands)
Demand deposits	$65,364	8.03%	60,507	13.91%	53,119	10.09%
Interest bearing deposits:
NOWs	64,938	-25.66%	87,353	26.69%	68,950	15.48%
MMDAs	96,983	22.95%	78,881	9.27%	72,189	1.68%
Savings	19,656	9.04%	18,026	20.71%	14,933	8.98%
Certificates of deposit under $100,000	87,185	2.09%	85,401	-4.95%	89,848	1.97%
Certificates of deposit and other time deposits of $100,000 and over	95,213	-8.34%	103,874	8.03%	96,152	8.16%

Total interest bearing deposits	363,975	-2.56%	373,535	9.20%	342,072	6.43%

Total deposits	$429,339	-1.08%	434,042	9.83%	395,191	6.90%

The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the “Consolidated Average Balances, Interest Income/Expense and Yields/Rates” table immediately following:

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Twelve Months Ended December 31,
	2004			2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$262,800	15,807	6.01%	256,431	16,299	6.36%	268,878	18,460	6.87%
Investment securities:
Taxable	252,482	9,821	3.89%	214,109	8,225	3.84%	164,159	8,872	5.40%
Tax-exempt (2)	33,307	2,148	6.45%	7,093	476	6.71%	3,685	261	7.08%

Total investment securities	285,789	11,969	4.19%	221,202	8,701	3.93%	167,844	9,133	5.44%
Federal funds sold	8,819	118	1.34%	8,130	92	1.13%	13,243	214	1.62%
Interest-earning deposits with other banks	955	13	1.36%	797	10	1.25%	1,510	34	2.25%

Total interest-earning assets	558,363	27,907	5.00%	486,560	25,102	5.16%	451,475	27,841	6.17%
Allowance for loan losses	(4,378)			(4,918)			(5,368)
Cash and due from banks	11,078			12,838			14,719
Premises and equipment	2,764			3,077			3,256
Rental property, net	1,376			1,475			1,564
Other assets	21,106			17,796			18,183

Total assets	$590,309			516,828			483,829

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
NOWs	$76,313	864	1.13%	75,307	959	1.27%	64,074	1,114	1.74%
Savings and money market	118,218	1,723	1.46%	91,738	1,456	1.59%	90,305	1,884	2.09%
Certificates of deposits less than $100,000	87,581	2,937	3.35%	87,621	3,057	3.49%	88,673	3,782	4.27%
Certificates of deposits and other time deposits of $100,000 or more	94,032	2,601	2.77%	97,615	3,076	3.15%	93,176	3,393	3.64%

Total interest-bearing deposits	376,144	8,125	2.16%	352,281	8,548	2.43%	336,228	10,173	3.03%
Federal funds purchased and securities sold under agreements to repurchase	2,632	32	1.22%	4,279	48	1.12%	3,295	53	1.61%
Other borrowed funds	103,345	4,351	4.21%	59,201	2,826	4.77%	53,513	2,955	5.52%

Total interest-bearing liabilities	482,121	12,508	2.59%	415,761	11,422	2.75%	393,036	13,181	3.35%
Noninterest-bearing deposits	62,900			55,005			48,426
Accrued expenses and other liabilities	3,803			5,843			5,352
Stockholders’ equity	41,485			40,219			37,015

Total liabilities and stockholders’ equity	$590,309			516,828			483,829

Net interest income		$15,399			$13,680			14,660

Net yield on total interest-earning assets			2.76%			2.81%			3.25%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more:

Maturities of Time Deposits over $100,000 December 31, 2004
(Dollars in thousands)
Three months or less	$19,185
After three within six months	37,351
After six within twelve months	20,879
After twelve months	17,798

Total	$95,213

Weighted Average rate on time deposits of $100,000 or more at period end	3.25%

Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.

Year ended December 31	Maximum Outstanding at any Month-end	Average Balance	Interest Rate During Year	Ending Balance	Weighted Average Interest Rate at Year-end
	(Dollars in thousands)
2004	$7,613	$2,525	1.20%	$7,613	2.23%
2003	8,493	3,192	1.02%	6,654	0.89%
2002	11,989	3,265	1.60%	11,989	1.19%

(1)	Consists of securities sold under agreements to repurchase.

Other Borrowed Funds and Contractual Obligations

Other borrowed funds consist of Federal Home Loan Bank advances and notes payable. The following table outlines the Company’s other borrowed funds and contractual obligations as of December 31, 2004:

		Payments Due by Period
	Total	Less than one year	One to five years	After five years
		(In thousands)
Long-term debt:
FHLB advances	$98,224	$18	$40,074	$58,132

The Company has operating leases for certain bank premises and equipment primarily including computer equipment and copiers. In 2004, the Company paid $183,000 and $288,000 in premises and equipment leases, respectively.

Note Payable to Trust

In November 2003, the Company formed a wholly owned Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in preferred trust securities. The Company obtained these proceeds through a note payable to trust (junior subordinated debentures). Approximately $5 million of proceeds were given to the Bank in the form of a dividend. This additional capital allowed the Bank to borrow additional funds from the FHLB. These funds along with some brokered CDs were used to buy additional investment securities available for sale as part of a leverage transaction. The remaining $2 million were used for the stock repurchase program. As of December 31, 2004 and 2003, $7,217,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No.46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46R),

however, the trust subsidiary must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which will take effect in early April 2005, will permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that the Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

Off-Balance Sheet Arrangements

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

The financial instruments whose contract amounts represent credit risk as of December 31, 2004 are as follows:

Commitments to extend credit	$50,337,000
Standby letters of credit	4,149,000

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

Capital Resources

The Company’s consolidated stockholders’ equity was $44,504,000 and $40,408,000 at December 31, 2004 and 2003, respectively, an increase of $4,096,000 (10.1%). The increase in stockholders’ equity for 2004 is mainly due to an increase in net earnings and the fair value of investment securities available for sale. This is offset by cash dividends for 2004. The increase in stockholders’ equity for 2003 is mainly due to an increase in net earnings offset by cash dividends for 2003 and the decrease in the fair value of investment securities available for sale. The Company has funded its capital growth primarily through retained earnings since its 1995 common stock offering. In November 2003, the Company issued $7.0 million of trust preferred securities that count as Tier 1 Capital for regulatory purposes. See “ SUPERVISION AND REGULATION.”

During 2004, cash dividends of $1,934,000 or $0.50 per share, were declared on the Common Stock as compared to $1,870,000 or $0.48 per share, in 2003. The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is important to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See “SUPERVISION AND REGULATION.”

Certain financial ratios for the Company for the last three years are presented in the following table:

	Equity and Asset Ratios December 31,
	2004	2003	2002
Return on average assets	1.10%	1.05%	1.04%
Return on average equity	15.69%	13.47%	13.66%
Dividend payout ratio	29.76%	34.53%	33.85%
Average equity to average asset ratio	7.03%	7.78%	7.65%

The Bank is subject to the regulatory capital requirements administered by the Federal Reserve and the Company must maintain capital required by the Alabama Superintendent. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. See “SUPERVISION AND REGULATION.”

The following table sets forth the Bank’s actual capital levels and the related required capital levels at December 31, 2004:

	Actual Capital Amount	Actual Ratio	Required Capital Amount	Required Ratio
	(Dollars in thousands)
Tier 1 risk-based capital	$48,443	15.08%	$12,850	≥ 4%
Leverage ratio	48,443	8.29%	23,576	3 - 5%
Total risk-based capital	51,899	16.15%	25,700	≥ 8%

Liquidity

Liquidity is the Company’s ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand and maturing liabilities. Without proper management, the Company could experience higher costs of obtaining funds due to insufficient liquidity, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

At the Bank, asset liquidity is provided primarily through cash, the repayment and maturity of investment securities, and the sale and repayment of loans.

Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. This line is collateralized by a blanket lien against the Bank’s one to four family residential mortgage loans and investment securities. At December 31, 2004, the Bank had $98,224,000 in advances from FHLB.

Overall, net cash used in financing activities decreased $90,521,000 (108.1%) to $6,775,000 during 2004 from the previous year’s net cash provided by of $83,746,000. Net cash provided by operating activities increased $4,507,000 (57.0%) to $12,413,000 during 2004 from net cash provided of $7,906,000 for the year ended December 31, 2003. Cash used in investing activities during 2004 approximated $5,545,000.

The Company depends mainly on dividends, management fees and lease payments from the Bank for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $2,237,000, $1,870,000, and $1,712,000 in cash dividends for 2004, 2003, and 2002 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to the fee an unaffiliated vendor would receive. In addition, the Bank leases premises and equipment from the Company for its operations. Leases between the Bank and the Company are based on the same terms and conditions as leases to unaffiliated parties leasing space in the same building. The Bank paid the Company $27,000 and $44,000 in management fees for the years ended December 31, 2004 and 2003, respectively. The Bank also paid $188,000 and $188,000 in lease payments for the years ended December 31, 2004 and 2003, respectively. These funds were used to pay operating expenses and fund dividends to the Company’s shareholders. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each subsidiary based on their individual tax positions as if each entity filed a separate tax return.

The Bank has increased its loan to deposit ratio to 60.31% at December 31, 2004 from 59.23% at December 31, 2003. The Bank has been monitoring its liquidity, and has sought to better price its loans consistent with its costs of funds and the Bank’s assessment of potential credit risk.

Interest Rate Sensitivity Management

An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap (“GAP”). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank’s balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 10.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2004, the Bank’s net interest income would increase approximately 0.62% in a rising rate environment and would decrease approximately 7.83% in a falling rate environment. Interest rate scenario models are prepared using software created and licensed by The Bankers Bank.

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

Certificates of deposit are spread according to their contractual maturity. Investment securities and loans reflect either the contractual maturity, call date, repricing date or in the case of mortgage-related products, a market prepayment assumption.

	Interest Sensitivity Analysis
December 31, 2004	Immediate	One to Three Months	Four to Twelve Months	One to Five Years	Over Five Years and Non-rate Sensitive	Total
	(In thousands)
Earning Assets:
Loans	$—	121,311	28,289	96,033	13,310	258,943
Taxable investment securities	—	21,448	29,849	128,727	59,786	239,810
Tax-exempt investment securities	—	171	61	7,557	34,600	42,389
Federal funds sold	17,394	—	—	—	—	17,394
Interest earning deposits with other banks	705	—	—	—	—	705

Total earning assets	18,099	142,930	58,199	232,317	107,696	559,241

Interest bearing liabilities:
NOW	—	49,401	15,537	—	—	64,938
Savings and money market	—	80,191	36,448	—	—	116,639
Certificates of deposit less than $100,000	—	20,792	27,283	39,110	—	87,185
Certificates of deposit and other time deposits of $100,000 or more	—	19,516	37,728	33,029	4,940	95,213
Federal funds purchased and securities sold under agreements to repurchase	7,613	—	—	—	—	7,613
FHLB and other borrowings	—	—	—	40,000	58,224	98,224

Total interest bearing liabilities	7,613	169,900	116,996	112,139	63,164	469,812

Interest sensitivity gap	10,486	(26,970)	(58,797)	120,178	44,532	89,429

Cumulative interest sensitivity gap	$10,486	(16,484)	(75,281)	44,897	89,429

The interest sensitive assets at December 31, 2004, that reprice or mature within 12 months were $219,228,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $294,509,000. At December 31, 2004, the 12 month cumulative GAP position was a negative $75,281,000 resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of 0.74%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options of repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements.

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

As of December 31, 2004, the Company had a cash flow hedge with a notional amount of $10 million for the purpose of converting the interest payments on floating rate money market accounts to a fixed rate. The Company will start exchanging payments in March 2005 for this interest rate swap based on the three month Treasury bill investment rate. As of December 31, 2004, the Company recorded a liability of $216,000 for this swap. This interest rate swap will mature in July 2007. There was not any material hedge ineffectiveness from this cash flow hedge recognized in the income statement.

Effects of Inflation and Changing Prices

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and such increases likely will reduce the Company’s volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

Pending Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale entered into after March 31, 2004. Its adoption did not have a material impact on the Company’s consolidated balance sheets or statement of earnings.

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Its adoption is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

Statement of Position 03-03, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-03 does not apply to loans originated by the entity. SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans”. Its adoption is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement is effective as of the first interim period beginning after June 15, 2005. Its adoption is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

Results of Operations

Net Earnings

Net earnings increased $1,091,000 (20.1%) to $6,510,000 during 2004 from $5,419,000 for the year ended December 31, 2003. Basic income per share was $1.68 and $1.39 for 2004 and 2003, respectively, an increase of 20.9%. Comparatively, net earnings during 2003 increased $364,000 (7.2%) to $5,419,000 from the 2002 total of $5,055,000, while basic income per share increased $0.09 per share for 2003 from a 2002 per share total of $1.30.

The increase in net earnings for 2004 is attributable to an increase in net interest income, noninterest income and a decrease in provision for loan losses offset by an increase in noninterest expense. The increase in net earnings for 2003 is attributable to an increase in noninterest income and a decrease in provision for loan losses offset by a decrease in net interest income and an increase in noninterest expense.

Net Interest Income

Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company’s earnings. Net interest income was $14,669,000 for the year ended December 31, 2004. This increase of $1,151,000 (8.5%) over 2003 is due to an increase in average interest earning assets offset by a decrease in the net yield on total interest earning assets of 5 basis points to 2.76%.

Net interest income was $13,518,000 for the year ended December 31, 2003. This decrease of $1,052,000 (7.2%) over 2002 is due to the decrease in the net yield on total interest earning assets of 44 basis points to 2.81% offset by an increase in average interest earning assets during 2003.

The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in net interest income of $65,000, $220,000 and $188,000 for 2004, 2003, and 2002, respectively. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See “— INTEREST RATE SENSITIVITY MANAGEMENT” the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table appearing elsewhere herein and the “RATE/VOLUME VARIANCE ANALYSIS” tables immediately following.

Rate/Volume Variance Analysis

Taxable-Equivalent Basis (1)(2) Years Ended December 31, 2004 Compared to 2003	Change Due to
	Net Change	Rate	Volume	Rate/ Volume
	(In thousands)
Earning Assets:
Loans	$(492)	(875)	405	(22)
Investment securities:
Taxable	1,596	103	1,474	19
Tax-exempt	1,672	(16)	1,749	(61)

Total investment securities	3,268	87	3,223	(42)
Federal funds sold	26	17	8	1
Interest earning deposits with other banks	3	1	2	—

Total earning assets	$2,805	(770)	3,638	(63)

Interest bearing liabilities:
Deposits:
NOWs	$(95)	(107)	13	(1)
Savings and money market	267	(119)	420	(34)
Certificates of deposit less than $100,000	(120)	(119)	(1)	—
Certificates of deposit and other time deposits of $100,000 or more	(475)	(376)	(113)	14

Total interest bearing deposits	(423)	(721)	319	(21)

Federal funds purchased and securities sold under agreements to repurchase	(16)	4	(18)	(2)
Other borrowed funds	1,525	(334)	2,108	(249)

Total interest bearing liabilities	$1,086	(1,051)	2,409	(272)

(1)	For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2)	The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.

Rate/Volume Variance Analysis

Taxable-Equivalent Basis (1)(2) Years Ended December 31, 2003 Compared to 2002	Change Due to
	Net Change	Rate	Volume	Rate/ Volume
	(In thousands)
Earning Assets:
Loans	$(2,161)	(1,369)	(855)	63
Investment securities:
Taxable	(647)	(2,566)	2,700	(781)
Tax-exempt	215	(14)	242	(13)

Total investment securities	(432)	(2,580)	2,942	(794)
Federal funds sold	(122)	(64)	(83)	25
Interest earning deposits with other banks	(24)	(15)	(16)	7

Total earning assets	$(2,739)	(4,028)	1,988	(699)

Interest bearing liabilities:
Deposits:
NOWs	$(155)	(298)	195	(52)
Savings and money market	(428)	(451)	30	(7)
Certificates of deposit less than $100,000	(725)	(688)	(45)	8
Certificates of deposit and other time deposits of $100,000 or more	(317)	(457)	162	(22)

Total interest bearing deposits	(1,625)	(1,894)	342	(73)
Federal funds purchased and securities sold under agreements to repurchase	(5)	(16)	16	(5)
Other borrowed funds	(129)	(400)	314	(43)

Total interest bearing liabilities	$(1,759)	(2,310)	672	(121)

(1)	For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2)	The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate.

Interest Income

Interest income is a function of the volume of interest-earning assets and their related yields. Interest income was $27,177,000, $24,940,000, and $27,752,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in interest income during 2004 resulted primarily from an increase in the average volume outstanding of investment securities and an increase in the yields on investment securities. Average interest-earning assets increased $71,803,000 (14.8%) during 2004, compared to an increase of $35,085,000 (7.8%) during 2003, while the fully taxable equivalent yields on average earning assets decreased 16 basis points in 2004 after decreasing 101 basis points in 2003. The combination of these factors resulted in an increase in interest income of $2,237,000 (9.0%) for 2004 and a decrease of $2,812,000 (10.1%) during 2003. See “—CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” and THE “RATE/VOLUME VARIANCE ANALYSIS” tables.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $15,807,000, $16,299,000, and $18,460,000 for the years ended December 31, 2004, 2003, and 2002, respectively. These levels reflected a decrease of $492,000 (3.0%) during 2004, and a decrease of $2,161,000 (11.7%) during 2003. The decrease in 2004 is due to a decrease in the fully taxable equivalent yield on loans offset by an increase in the average volume outstanding on loans. The decrease in 2003 is due to a decrease in the fully taxable equivalent yield on loans and a decrease in the average volume outstanding on loans. The level of average balances has increased to $262,800,000 in 2004 from $256,431,000 in 2003 and $268,878,000 for 2002. The fully taxable equivalent yield on loans decreased 35 basis points to 6.01% in 2004, and decreased 51 basis points to 6.36% in 2003 from the 2002 average yield of 6.87%.

Interest income on investment securities increased $2,701,000 (31.6%) to $11,240,000 in 2004, following a decrease of $505,000 (5.6%) to $8,539,000 in 2003 from $9,044,000 in 2002. The 2004 increase was due to a $64,587,000 increase in average volume outstanding and an increase in yield of 26 basis points compared to 2003 levels. The 2003 decrease was due to a decrease in yield of 151 basis points offset by a $53,358,000 increase in average volume outstanding compared to 2002 levels. The fully taxable equivalent yields on investment securities were 4.19% in 2004, 3.93% in 2003, and 5.44% in 2002. See “FINANCIAL CONDITION—INVESTMENT SECURITIES.”

Interest Expense

Total interest expense was $12,508,000, $11,422,000 and $13,181,000 for the years ended December 31, 2004, 2003, and 2002 respectively, representing an increase of $1,086,000 (9.5%) during 2004 and a decrease of $1,759,000 (13.3%) during 2003. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $482,121,000 in 2004 from $415,761,000 in 2003 and $393,036,000 in 2002. The rates paid on these liabilities decreased 16 basis points in 2004 to 2.59% after decreasing 60 basis points to 2.75% during 2003 from 3.35% in 2002.

Interest on deposits, the primary component of total interest expense, decreased $423,000 to $8,125,000 (4.9%) during 2004 from $8,548,000 in 2003, which in turn represents a $1,625,000 (16.0%) decrease from the 2002 level of $10,173,000. The average balance outstanding of interest-bearing deposits has increased steadily to the 2004 level of $376,144,000 as compared to $352,281,000 in 2003 and $336,228,000 in 2002. The average rates paid on interest-bearing deposits were 2.16%, 2.43%, and 3.03% for 2004, 2003, and 2002, respectively.

Interest expense on borrowed funds was $4,352,000 in 2004, $2,826,000 in 2003, and $2,955,000 in 2002. These levels represent an increase of $1,526,000 (54.0%) during 2004, and a decrease of $129,000 (4.4%) during 2003. The 2004 increase is due to additional FHLB advances as part of a leverage transaction. The 2003 decrease is due to the refinancing of $10 million in FHLB advances to a lower interest rate in April 2003.

Provision for Loan Losses

During 2004, the Company made a total provision for loan losses of $600,000 based on management’s reviews and assessments of the risks in the loan portfolio, the amount of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. During 2003 and 2002, the Company made total provisions for loan losses of $675,000 and $1,680,000, respectively. The decrease in 2004 and 2003 are due to reduced loan growth and improved performance in the loan portfolio. See “FINANCIAL CONDITION — ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $142,000 (2.1%) to $6,915,000 for the year ended December 31, 2004, from the 2003 total of $6,773,000, which in turn represented an increase of $1,381,000 (25.6%) from the total of $5,392,000 for 2002.

Service charges on deposit accounts decreased $7,000 (0.5%) during 2004 to $1,490,000 and increased $99,000 (7.1%) in 2003 to $1,497,000 from $1,398,000 in 2002. Service charge income remained fairly stable in 2004 compared to 2003. The increase in 2003 is due to an overall increase in service charges offset slightly by a decrease in the number of insufficient funds and overdraft charges.

Net gains from investment securities decreased $262,000 (26.3%) to $733,000 for the year ended December 31, 2004, from the 2003 total of $995,000. The decrease is primarily due to the gains in the second quarter of 2003 on the sale of specific available for sale securities. In 2004, the investment securities gains are primarily due to the sale of a privately held investment in the fourth quarter of 2004.

Other noninterest income increased $411,000 (9.6%) to $4,692,000 in 2004 from $4,281,000 in 2003. Comparatively, the 2003 total represented an increase of $780,000 (22.3%) from $3,501,000 in 2002. The increase in 2004 was primarily due to an increase of $271,000 in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees, $73,000 in servicing fees and $132,000 in dividends from stock in other companies. These increases were offset by a decrease of $336,000 on the gains on the sale of mortgage loans. The increase in 2003 was primarily due to an increase of $421,000 in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees and $319,000 in gains on the sale of mortgage loans. See “-ITEM 1 – BUSINESS SERVICES.”

Noninterest Expense

Total noninterest expense was $12,125,000 for 2004, $11,914,000 for 2003, and $11,143,000 for 2002 reflecting an increase of $211,000 (1.8%) for 2004, and an increase of $771,000 (6.9%) for 2003.

Salaries and benefits increased $636,000 (13.4%) to $5,387,000 for the year ended December 31, 2004, and increased $109,000 (2.3%) to $4,751,000 for the year ended December 31, 2003, from the 2002 total of $4,642,000. At December 31, 2004, the Company had 135 full-time equivalent employees, an increase of 2 over the level at December 31, 2003. At December 31, 2003, the Company had 133 full-time equivalent employees, an increase of 10 over the level at December 31, 2002. The increases for 2004 and 2003 were primarily due to new hires, merit raises and the cost of benefits associated with such increases.

Net occupancy expense was $1,234,000, $1,251,000, and $1,229,000 for 2004, 2003 and 2002, respectively, representing a decrease of $17,000 (1.4%) in 2004 and an increase of $22,000 (1.8%) in 2003 over the previous year’s levels. The 2004 decrease is due to a decrease in furniture and equipment depreciation, computer hardware maintenance and technology lease payments. These decreases are offset by an increase in furniture and equipment service contracts and building lease payments. The 2003 increase is mainly due to a slight increase in computer hardware maintenance offset by a decrease in computer lease payments.

Other noninterest expense was $5,504,000 for 2004, $5,912,000 for 2003, and $5,272,000 for 2002. These levels represent a decrease of $408,000 (6.9%) in 2004 and an increase of $640,000 (12.1%) in 2003 over the respective previous years. This 2004 decrease is mainly due to the early prepayment penalty paid in 2003 of $715,000 to refinance $10 million in FHLB advances. This decrease is offset by an increase of $296,000 in the MasterCard/VISA transaction volume mentioned above from the same period of 2003. The 2003 increase is mainly due to the early prepayment penalty of $715,000 to refinance the $10 million in FHLB advances and increases of $299,000 in the MasterCard/VISA transaction volume mentioned above from the same period of 2002. The increase in MasterCard/VISA expenses resulted from the increase in fees the Company paid to its merchant processor in connection with an increase in MasterCard/VISA transactions. See “SUPERVISION AND REGULATION—FDIC INSURANCE ASSESSMENTS.”

Income Taxes

The Company’s income tax expense was $2,349,000, $2,283,000, and $2,085,000 in 2004, 2003, and 2002, respectively. These levels represent an effective tax rate on pre-tax earnings of 26.5% for 2004, 29.6% for 2003, and 29.2% for 2002. The effective tax rate has decreased due to the purchase of tax exempt securities as part of the leverage transaction when the Company’s subsidiary issued trust preferred securities in November 2003. Details of the tax provision for income taxes are included in Note 11, “Income Tax Expense” in the Notes to the Consolidated Financial Statements included elsewhere herein.

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

The Company’s interest rate risk management is the responsibility of the Asset/Liability Management Committee (“ALCO”). ALCO has established policies and limits to monitor, measure and coordinate the Company’s sources, uses and pricing of funds.

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

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with the Company’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of the Company’s earnings. ALCO utilizes the results of the simulation model and the Economic Value of Equity report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

The Company makes use of interest rate contracts to protect its net interest income against changes in interest rates. At year-end, the Company had an interest rate swap agreement with a notional value of $10.0 million. This contract was negotiated to protect the Company’s balance sheet against a fall or rise in interest rates. The effect of this instrument is considered in the simulation models.

Currently the Company’s income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual increase or decrease in interest rates of 200 basis points. Given this scenario, the Company had, at year-end, a slight exposure to rising rates and falling rates.

The following chart reflects the Company’s sensitivity to changes in interest rates as of December 31, 2004. Numbers are based on the December balance sheet and assume paydowns and maturities of both assets and liabilities are reinvested based on growth assumptions provided by the Company. The same growth and interest rate assumptions are used in the base, up 200 basis points, and down 200 basis points scenarios.

INTEREST RATE RISK

Income Sensitivity Summary:

Interest Rate Scenario (000)

(Dollars in thousands)

	-200 BP	Base	+200 BP
Year 1 Net Interest Income	13,631	14,790	14,881
$ Change Net Interest Income	1,159	—	91
% Change Net Interest Income	(7.83)%	—	0.62%

Policy Limit 10% for +/- 200 Basis Points (BP) over 12 months.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates. See the “INTEREST SENSITIVITY ANALYSIS” table.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is set forth under the headings “Proposal One: Election of Directors—Information about Nominees for Directors and Executive Officers,” “Additional Information Concerning the Company’s Board of Directors and Committees,” “Executive Officers - General” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 10, 2005, and is incorporated herein by reference.

The Board of Directors has adopted a Code of Conduct and Ethics applicable to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, controller and other senior financial officers. Upon request, the Company will provide a copy of its Code of Conduct and Ethics, without charge, to any person. Written requests for a copy of the Company’s Code of Conduct may be sent to Auburn National Bancorporation, Inc., 100 N. Gay Street, Auburn, Alabama 36830, Attention: Marla Kickliter, Vice President of Compliance and Internal Audit. Requests may also be made via telephone by contacting Marla Kickliter, Vice President of Compliance and Internal Audit, or Laura Carrington, Vice President of Human Resources, at (334) 821-9200.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Additional Information Concerning the Company’s Board of Directors and Committees – Board Compensation,” “Executive Officers,” “Compensation Committee Report” and “Performance Graph” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 10, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth under the headings “Proposal One: Election of Directors—Information about Nominees for Directors and Executive Officers” and “Principal Shareholders” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 10, 2005, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,900	$12.81	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,900	$12.81	—

The Company’s Long Term Incentive Plan expired on May 10, 2004. No new plans have been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth under the heading “Certain Transactions and Business Relationships” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 10, 2005, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth under the heading “Independent Public Accountants” in the definitive proxy statement for the Company’s Annual Meeting to be held on May 10, 2005, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of all Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statement of Earnings for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to the Consolidated Financial Statements

(b)	Exhibits

	3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

	3.2.	Bylaws of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Annual Report on Form 10K, dated March 30, 2004 (File No. 000-26486)).

	10.	Material Contracts

		*10.1.	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

		10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

		*10.3.	Summary Descriptions of Director and Executive Compensation

	21.1	Subsidiaries of Registrant

	23.1	Independent Registered Public Accounting Firm

	31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

	31.2	Certification signed by the Director of Financial Operations pursuant to SEC Rule 13a-14(a).

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

*	Indicates management contracts and compensatory plans and arrangements

(c)	Financial Statement Schedules

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three–year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Birmingham, Alabama

March 18, 2005

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks (note 2)	$9,037,412	12,270,957
Federal funds sold	17,394,000	14,067,000

Cash and cash equivalents	26,431,412	26,337,957

Interest-earning deposits with other banks	705,296	265,729
Investment securities held to maturity (fair value of $822,290 and $1,276,720 for December 31, 2004 and 2003, respectively) (note 3)	808,607	1,237,764
Investment securities available for sale (note 3)	281,390,464	284,081,123

Loans (notes 4)	258,942,834	257,092,056
Less allowance for loan losses	(3,455,515)	(4,312,554)

Loans, net	255,487,319	252,779,502

Premises and equipment, net (note 5)	2,679,305	2,876,052
Rental property, net (note 6)	1,330,180	1,427,285
Other assets (note 3)	22,328,726	21,109,501

Total assets	$591,161,309	590,114,913

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$65,363,613	60,507,145
Interest-bearing (note 7)	363,975,157	373,534,995

Total deposits	429,338,770	434,042,140
Securities sold under agreements to repurchase (note 8)	7,612,922	6,654,332
Other borrowed funds (note 9)	98,223,505	98,372,188
Note payable to trust (note 10)	7,217,000	7,217,000
Accrued expenses and other liabilities	4,264,864	3,421,369

Total liabilities	546,657,061	549,707,029

Stockholders’ equity (notes 16 and 17):
Preferred stock of $0.01 par value. Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value. Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,723,578	3,712,246
Retained earnings	42,669,061	38,092,829
Accumulated other comprehensive loss, net of tax	(361,109)	(828,816)
Less treasury stock, at cost – 110,274 shares and 64,567 shares for December 31, 2004 and 2003, respectively	(1,566,853)	(607,946)

Total stockholders’ equity	44,504,248	40,407,884
Commitments and contingencies (note 14)

Total liabilities and stockholders’ equity	$591,161,309	590,114,913

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest and dividend income:
Loans, including fees	$15,806,642	16,299,018	18,459,669
Investment securities:
Taxable	9,821,817	8,224,739	8,872,169
Tax-exempt	1,417,907	313,880	172,171
Federal funds sold	118,321	92,498	213,999
Interest-earning deposits with other banks	12,634	10,002	33,848

Total interest and dividend income	27,177,321	24,940,137	27,751,856

Interest expense:
Deposits (note 7)	8,124,708	8,547,949	10,173,324
Securities sold under agreements to repurchase and federal funds purchased (note 8)	32,032	47,901	53,192
Other borrowings (note 9)	4,351,595	2,825,987	2,954,947

Total interest expense	12,508,335	11,421,837	13,181,463

Net interest income	14,668,986	13,518,300	14,570,393
Provision for loan losses (note 4)	600,000	675,000	1,680,000

Net interest income after provision For loan losses	14,068,986	12,843,300	12,890,393

Noninterest income:
Service charges on deposit accounts	1,489,612	1,496,680	1,398,490
Investment securities gains, net (note 3)	733,428	994,699	492,776
Other (note 18)	4,692,022	4,281,260	3,501,038

Total noninterest income	6,915,062	6,772,639	5,392,304

Noninterest expense:
Salaries and benefits (note 13)	5,386,800	4,751,166	4,642,133
Net occupancy expense	1,234,234	1,251,128	1,229,416
Other (note 18)	5,504,002	5,911,690	5,271,840

Total noninterest expense	12,125,036	11,913,984	11,143,389

Earnings before income taxes	8,859,012	7,701,955	7,139,308
Income tax expense (note 12)	2,349,236	2,283,435	2,084,653

Net earnings	$6,509,776	5,418,520	5,054,655

Earnings per share – basic	1.68	1.39	1.30

Earnings per share – diluted	1.68	1.39	1.30

Weighted average shares outstanding – basic	3,870,198	3,894,969	3,894,649

Weighted average shares outstanding – diluted	3,871,273	3,895,728	3,894,925

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003, and 2002

	Comprehensive income	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury Stock	Total
		Shares	Amount
Balances at December 31, 2001		3,957,135	39,571	3,707,472	31,202,869	1,436,880	(552,859)	35,833,933
Comprehensive income:
Net earnings	$5,054,655	—	—	—	5,054,655	—	—	5,054,655
Other comprehensive income due to unrealized gain on investment securities available for sale, net (note 11)	405,219	—	—	—	—	405,219	—	405,219

Total comprehensive income	$5,459,874

Cash dividends paid ($0.44 per share)		—	—	—	(1,713,654)	—	—	(1,713,654)

Sale of treasury stock (200 shares)		—	—	971	—	—	1,300	2,271

Balances at December 31, 2002		3,957,135	39,571	3,708,443	34,543,870	1,842,099	(551,559)	39,582,424

Comprehensive income:
Net earnings	$5,418,520	—	—	—	5,418,520	—	—	5,418,520
Other comprehensive loss due to unrealized loss on investment securities available for sale, net (note 11)	(2,670,915)	—	—	—	—	(2,670,915)	—	(2,670,915)

Total comprehensive income	$2,747,605

Cash dividends paid ($0.48 per share)		—	—	—	(1,869,561)	—	—	(1,869,561)

Purchase of treasury stock (3,000 shares)		—	—	—	—	—	(61,262)	(61,262)

Sale of treasury stock (750 shares)		—	—	3,803	—	—	4,875	8,678

Balances at December 31, 2003		3,957,135	39,571	3,712,246	38,092,829	(828,816)	(607,946)	40,407,884

Comprehensive income:
Net earnings	$6,509,776	—	—	—	6,509,776	—	—	6,509,776
Other comprehensive gain due to unrealized gain on investment securities available for sale and derivatives, net (note 11)	467,707	—	—	—	—	467,707	—	467,707

Total comprehensive income	$6,977,483

Cash dividends paid ($0.50 per share)		—	—	—	(1,933,544)	—	—	(1,933,544)

Purchase of treasury stock (47,782 shares)		—	—	—	—	—	(972,394)	(972,394)

Sale of treasury stock (2,075 shares)		—	—	11,332	—	—	13,487	24,819

Balances at December 31, 2004		3,957,135	$39,571	3,723,578	42,669,061	(361,109)	(1,566,853)	44,504,248

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$6,509,776	5,418,520	5,054,655
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	492,732	557,146	490,749
Net amortization of investment security discounts/premiums	1,246,042	1,711,893	603,075
Provision for loan losses	600,000	675,000	1,680,000
Deferred tax (benefit) expense	(1,079,698)	427,704	313,362
Loans originated for resale	(63,708,998)	(107,507,779)	(66,842,809)
Proceeds from sale of loans originated for resale	66,309,410	108,656,026	70,358,000
Loss on sale of premises and equipment	2,305	34,693	44,522
Loss (gain) on sale and calls of investment securities	183,633	(994,699)	(492,776)
Gain on exchange of privately-held stock investment	(917,061)	—	—
Loss on sale of other real estate	6,984	70,694	73,350
Decrease (increase) in interest receivable	68,748	(273,677)	132,080
Decrease (increase) in other assets	991,820	(346,683)	(1,003,800)
Decrease in interest payable	(247,079)	(74,947)	(491,587)
Increase (decrease) in accrued expenses and other liabilities	1,954,272	(448,037)	943,907

Net cash provided by operating activities	12,412,886	7,905,854	10,862,728

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	77,533,760	82,443,026	16,892,073
Proceeds from maturities/calls/paydowns of investment securities available for sale	40,209,751	116,628,669	62,340,614
Purchases of investment securities available for sale	(115,486,766)	(305,345,720)	(126,415,939)
Proceeds from maturities/calls/paydowns of investment securities held to maturity	428,908	6,704,668	8,304,280
Net (increase) decrease in loans	(6,196,353)	801,520	4,850,211
Purchases of premises and equipment	(135,073)	(140,658)	(386,030)
Proceeds from sale of premises and equipment and other real estate	279,051	711,094	1,585,380
Additions to rental property	(11,499)	(5,806)	(82,255)
Net (increase) decrease in interest-earning deposits with other banks	(439,567)	332,691	255,341
Proceeds from sale of privately-held stock investment	(1,044,061)	—	—
Investment in FHLB stock	(683,000)	(2,240,000)	—

Net cash used in investing activities	(5,544,849)	(100,110,516)	(32,656,325)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	$4,856,468	7,387,766	4,868,707
Net (decrease) increase in interest-bearing deposits	(9,559,838)	31,463,010	20,655,143
Net increase (decrease) in securities sold under agreements to repurchase	958,590	(5,335,002)	1,853,456
Borrowings from FHLB	10,000,000	55,000,000	—
Repayments to FHLB	(10,018,250)	(10,043,250)	(118,251)
Repayments of other borrowed funds	(130,433)	(21,045)	(26,507)
Proceeds from the note payable to Trust	—	7,217,000	—
Purchase of treasury stock	(972,394)	(61,262)	—
Sale of treasury stock	24,819	8,678	2,271
Dividends paid	(1,933,544)	(1,869,561)	(1,713,654)

Net cash (used in) provided by financing activities	(6,774,582)	83,746,334	25,521,165

Net increase (decrease) in cash and cash equivalents	93,455	(8,458,328)	3,727,568

Cash and cash equivalents at beginning of year	26,337,957	34,796,285	31,068,717

Cash and cash equivalents at end of year	$26,431,412	26,337,957	34,796,285

Supplemental information on cash payments:
Interest paid	$12,755,414	11,496,784	13,854,400
Income taxes paid	1,843,388	1,918,796	2,189,835
Supplemental information on noncash transactions:
Real estate acquired through foreclosure	338,825	185,236	1,192,893
Loans to facilitate the sale of other real estate	—	333,800	—

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

(a)	Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

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

December 31, 2004, 2003, and 2002

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

Accretion of discounts and amortization of premiums are calculated using a method that approximates the effective interest method over the anticipated life of the security, taking into consideration prepayment assumptions. Gains and losses from the sale of investment securities are computed under the specific identification method.

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

December 31, 2004, 2003, and 2002

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

Rental property consists of land, buildings, and furniture, fixtures, and equipment which are rented by the Company to the Bank and the general public. Rental property is stated at cost less accumulated depreciation. Depreciation is computed principally on a straight–line method for buildings, furniture, fixtures, and equipment over the shorter of estimated useful lives of the assets or the lease period.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

As of December 31, 2004, the Company had a cash flow hedge with a notional amount of $10 million for the purpose of converting the interest payments on floating rate money market accounts to a fixed rate. The Company will start exchanging payments in March 2005 for this interest rate swap based on the three month Treasury bill investment rate. As of December 31, 2004, the Company recorded a liability of $216,000 for this swap. This interest rate swap will mature in July 2007. There was not any material hedge ineffectiveness from this cash flow hedge recognized in the income statement. The Company had no cash flow hedges at December 31, 2003.

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

December 31, 2004, 2003, and 2002

(l)	Earnings per Share

Basic earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Company reserved 450,000 shares of common stock in May 1994 for issuance under stock option plans. This plan expired in May 2004. During 2003, the Company granted 4,000 options with an exercise price of $13.39 which was equal to the closing market price on the date of grant. During 2002, the Company granted 3,000 options with an exercise price of $11.35 which was equal to the closing market price on the date of grant. No options were granted in 2004 or years previous to 2002.

A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three years ended December 31 is as follows:

	2004	2003	2002
Basic:
Net income	$6,509,776	5,418,520	5,054,655
Average common shares Outstanding	3,870,198	3,894,969	3,894,649

Earnings per share	$1.68	1.39	1.30

Diluted:
Net income	$6,509,776	5,418,520	5,054,655
Average common shares Outstanding	3,870,198	3,894,969	3,894,649
Dilutive effect of options issued	1,075	759	276

Average diluted shares outstanding	3,871,273	3,895,728	3,894,925

Earnings per share	$1.68	1.39	1.30

The Company had no options that were issued and not included in the calculation of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

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

The Company granted 4,000 options on January 1, 2003 with an exercise price of $13.39 which was equal to the closing market price on the date of grant. Each option had a fair value of $2.06 and $3.51 at December 31, 2004 and 2003, respectively. These options vested on the date of grant and expire on

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

December 31, 2006. During 2004 and 2003, 800 and 200 options were exercised, respectively. In addition, 200 options expired in 2003. At December 31, 2004, 2,800 options were outstanding with a remaining contractual life of two years.

The Company granted 3,000 options on January 1, 2002 with an exercise price of $11.35 which was equal to the closing market price on the date of grant. Each option had a fair value of $3.51 and $5.17 at December 31, 2004 and 2003, respectively. These options vested on the date of grant and expire on December 31, 2005. During 2004 and 2003, 1,200 and 500 options were exercised, respectively. At December 31, 2004, 1,100 options were outstanding with a remaining contractual life of one year.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock–based employee compensation:

	2004	2003	2002
	(In thousands, except per share data)
Net earnings – as reported	$6,509,776	5,418,520	5,054,655
Deduct:
Total stock–based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,738	17,740	9,846

Net earnings – pro forma	$6,502,038	5,400,780	5,044,809

Earnings per share – as reported
Basic	$1.68	1.39	1.30
Diluted	1.68	1.39	1.30

Earnings per share – pro forma
Basic	$1.68	1.39	1.30
Diluted	1.68	1.39	1.30

The fair value of the option grant is estimated on the date of grant using the Black–Scholes option–pricing model with the following assumptions:

	Options granted in
	2003	2002
Expected stock price volatility	43.08%	43.08%
Risk free interest rate	2.90%	2.65%
Expected life of options	2 years	1 year
Dividend yield	2.45%	2.45%

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(n)	Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 was effective for commitments to originate mortgage loans to be held for sale entered into after March 31, 2004. Its adoption did not have a material impact on the Company’s consolidated balance sheets or statement of earnings.

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Its adoption is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-03 does not apply to loans originated by the entity. SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. Its adoption is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement is effective as of the first interim period beginning after June 15, 2005. Its adoption is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

(o)	Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve Board requirements. There were no required balances as of December 31, 2004 and 2003.

(3)	Investment Securities

The amortized cost and fair value of investment securities at December 31, 2004, were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity:
State and political subdivisions	362,000	—	—	362,000
Mortgage-backed securities	446,607	13,683	—	460,290

	$808,607	13,683	—	822,290

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$58,024,567	132,203	356,255	57,800,515
State and political subdivisions	41,570,722	839,681	21,730	42,388,673
Corporate securities	6,216,239	96,451	—	6,312,690
Collateralized mortgage obligations	17,632,426	4,168	123,327	17,513,267
Mortgage-backed securities	158,332,360	313,364	1,270,405	157,375,319

	$281,776,314	1,385,867	1,771,717	281,390,464

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The composition of the investment securities with an unrealized loss position at December 31, 2004 is shown below including the investment securities with an unrealized loss of less than twelve months and twelve months or longer.

	Investments With an Unrealized Loss of Less than 12 Months		Investments With an Unrealized Loss of 12 Months or Longer
	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies, excluding
mortgage-backed securities	$19,115,985	192,414	7,819,688	163,841
State and political subdivisions	5,198,813	21,730	—	—
Collateralized mortgage obligations	11,713,310	123,327	—	—
Mortgage-backed securities	77,772,894	544,534	32,972,741	725,871

	$113,801,002	882,005	40,792,429	889,712

Management evaluates securities when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than costs, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for period of time sufficient to allow for any anticipated recovery in fair value. The declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality. Since the Company has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The amortized cost and fair value of investment securities at December 31, 2003 were as follows:

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

As of December 31, 2003, the Company had one investment which had been in an unrealized loss position greater than one year in which the Company decided not to write down to its fair value because of management’s belief that the impairment was temporary. The Company owned 52,396 shares of Concord EFS stock. On December 31, 2003, the stock had a fair value of $265,000 below historical cost. The Company believed the decrease was due to the past uncertainties from the proposed merger of Concord and First Data which closed in February 2004. Based on the a review of analysts’ expectations, the Company’s management believed that Concord was well positioned with healthy market shares in the grocery, trucking and benefits payment sectors with a large book of recurring revenues. The Company expected that the merger should strengthen First Data’s merchant processing payment processing, electronic payments and debit card businesses and that steadily improving economic conditions should positively impact First Data’s 2004 operations. Although First Data’s stock price remained relatively stable in 2004, the Company sold the stock during 2004 and realized a loss of $214,818.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The amortized cost and fair value of investment securities at December 31, 2004, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Fair value
Investment securities held to maturity:
Due after ten years	$362,000	362,000
Mortgage-backed securities	446,607	460,290

Total	$808,607	822,290

Investment securities available for sale:
Due after one year through five years	27,373,396	27,246,517
Due after five years through ten years	21,078,746	21,143,610
Due after ten years	51,143,147	51,799,060

Subtotal	99,595,289	100,189,187

Corporate securities	6,216,239	6,312,690
Mortgage-backed securities	158,332,360	157,375,319
Collateralized mortgage obligations	17,632,426	17,513,268

Total	$281,776,314	281,390,464

Proceeds from the sale of investment securities available for sale during the years ended December 31, 2004, 2003, and 2002 were $77,533,760, $82,443,026, and $16,892,073, respectively. Gross gains of $405,507, $1,125,798, and $492,776 were realized on the sales for the years ended December 31, 2004, 2003, and 2002, respectively. Gross losses of $589,140, $131,099 and $32,571 were realized on the sales for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company sold a privately-held investment in 2004 for a realized gain of $917,061.

Investment securities with an aggregate fair value of $218,575,811 and $209,285,826 at December 31, 2004 and 2003, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

The Company maintains a diversified investment portfolio, including held to maturity and available–for–sale securities, with limited concentration in any given region, industry, or economic characteristic.

Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $5,595,200 and $4,912,200 at December 31, 2004 and 2003, respectively.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(4)	Loans

At December 31, 2004 and 2003, the composition of the loan portfolio was as follows:

	2004	2003
Commercial, financial, and agricultural	$49,757,919	54,998,933
Leases – commercial	5,397,519	6,630,351
Real estate – construction:
Commercial	944,673	2,098,839
Residential	5,426,195	4,865,773
Real estate – mortgage:
Commercial	136,036,617	122,397,493
Residential	42,545,143	41,987,725
Real estate – held for sale	7,813,539	12,439,618
Consumer installment	11,021,229	11,673,324

Total loans	258,942,834	257,092,056

Less allowance for loan losses	3,455,515	4,312,554

Loans, net	$255,487,319	252,779,502

During 2004 and 2003, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2004 and 2003 amounted to $5,628,300 and $5,703,828, respectively. The change from 2003 to 2004 reflects payments of $4,391,573 and advances of $4,316,045. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Balance at beginning of year	$4,312,554	5,104,165	5,339,945
Provision charged to earnings	600,000	675,000	1,680,000
Loan recoveries	309,042	110,813	357,341
Loans charged off	(1,766,081)	(1,577,424)	(2,273,121)

Balance at end of year	$3,455,515	4,312,554	5,104,165

At December 31, 2004 and 2003, the Company had $677,252 and $471,441, respectively, of impaired loans. Impaired loans at December 31, 2004 and 2003 in the amount of $677,252 and $471,441, respectively, have a related valuation allowance of $176,860 and $309,181 at December 31, 2004 and 2003, respectively.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

For the years ended December 31, 2004, 2003, and 2002, the average recorded investment in impaired loans was $339,593, $1,408,378, and $7,394,190, respectively. The amount of interest income on impaired loans recognized during 2004, 2003, and 2002 amounted to $0, $48,817 and $135,385, respectively.

Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $710,649 and $1,704,080 at December 31, 2004 and 2003, respectively. Nonaccrual loans were $710,649 and $1,704,080, at December 31, 2004 and 2003, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $92,000, $180,000 and $462,000, in 2004, 2003, and 2002, respectively.

The Company had approximately $105,000 in real estate acquired by foreclosure at December 31, 2004. The Company had no real estate acquired by foreclosure at December 31, 2003.

The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to FNMA. The Company’s loan servicing portfolio consisted of 1,518 loans with an outstanding balance of $154,020,527; 1,409 loans with an outstanding balance of $139,684,559 and 1,188 loans with an outstanding balance of $107,671,929, as of December 31, 2004, 2003, and 2002, respectively.

(5)	Premises and Equipment

Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Land	$407,747	407,747
Buildings	3,002,703	2,970,259
Furniture, fixtures, and equipment	3,587,476	3,766,484

Total premises and equipment	6,997,926	7,144,490

Less accumulated depreciation	4,318,621	4,268,438

	$2,679,305	2,876,052

(6)	Rental Property

Rental property at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Land	$390,900	390,900
Buildings	2,201,144	2,189,646
Furniture, fixtures, and equipment	218,333	218,333

Total rental property	2,810,377	2,798,879

Less accumulated depreciation	1,480,197	1,371,594

	$1,330,180	1,427,285

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(7)	Interest–Bearing Deposits

At December 31, 2004 and 2003, the composition of interest–bearing deposits was as follows:

	2004	2003
NOW	$64,938,344	87,352,561
Money market	96,983,400	78,881,031
Savings	19,656,254	18,026,285
Certificates of deposit under $100,000	87,183,821	85,400,560
Certificates of deposit and other time deposits of $100,000 and over	95,213,338	103,874,558

	$363,975,157	373,534,995

Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $2,322,000, $2,954,000, and $3,029,000, in 2004, 2003, and 2002, respectively.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 2004.

Years ending December 31:
2005	$50,777,806
2006	15,758,299
2007	9,985,747
2008	5,278,918
2009	13,412,568
Thereafter	—

$95,213,338

During 2004 and 2003, certain executive officers and directors of the Company and Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits of these persons at December 31, 2004 and 2003 amounted to $12,919,323 and $10,964,149, respectively.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(8)	Securities Sold Under Agreements to Repurchase

The securities sold under agreements to repurchase at December 31, 2004, 2003 and 2002 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage–backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under agreements to repurchase as of and for the years ended December 31, 2004, 2003, and 2002.

	2004	2003	2002
Weighted average borrowing rate at year end	2.23%	0.89%	1.19%
Weighted average borrowing rate during the year	1.20%	1.02%	1.60%
Average daily balance during the year	$2,524,643	3,192,075	3,265,000
Maximum month-end balance during the year	7,612,922	8,492,969	11,989,000

(9)	Other Borrowed Funds

Other borrowed funds at December 31, 2004 and 2003 consisted of the following:

	Maturity Dates	Weighted Average Interest rate	2004	2003
Federal Home Loan Bank borrowings:
Fixed rate	2008-2017	5.53%	$15,223,505	241,755
LIBOR-based floating rate	2008-2014	4.14%	83,000,000	98,000,000
Notes payable			—	130,433

			$98,223,505	98,372,188

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Required annual principal payments on long–term debt for years subsequent to December 31, 2004 are as follows:

FHLB Borrowings
2005	$18,250
2006	18,250
2007	18,250
2008	25,018,250
2009	15,018,250
Thereafter	58,132,255

Total	$98,223,505

On February 11, 2004, the FHLB increased the Bank’s available line to 30% of the Bank’s total assets from 25%. Based on these availabilities, the Bank had a line of credit of $176,816,000 at December 31, 2004 and $146,868,000 at December 31, 2003. Interest expense on FHLB advances was $4,045,403, $2,770,890, and $2,946,247 in 2004, 2003, and 2002, respectively. The advances and line of credit are collateralized by the Bank’s investment in the stock of the FHLB, all eligible first mortgage residential loans, and investment securities with a lendable collateral value totaling $78,286,571, which are sufficient to draw the full line of credit.

(10)	Note Payable to Trust

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

The Trust Preferred Securities bear a floating interest rate equal to the prime rate of interest plus 0.125% set at the end of each quarter and mature on December 31, 2033. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Note Payable to Trust at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. The Company’s obligations under the Note Payable to Trust together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The Note Payable to the Trust is unsecured, bear an interest rate equal to the prime rate of interest plus 0.125% set at the end of each quarter and mature on December 31, 2033. Interest is payable quarterly. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on our common shares will be restricted.

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

The Trust Preferred Securities currently qualify as Tier I capital under regulatory interpretations. On March 1, 2005, the Federal Reserve Board announced changes to its capital adequacy rules including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which will take effect in early April of 2005, would permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that the Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

The condensed financial information for the Trust is presented as follows:

Auburn National Bancorporation Capital Trust I

Condensed Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Investment in subordinated debentures issued by the Company	$7,217,000	7,217,000

Total assets	$7,217,000	7,217,000

Liabilities and Stockholders’ Equity
Total Liabilities	$—	—
Stockholders’ equity:
Trust preferred securities	7,000,000	7,000,000
Common stock (100% owned by the Company)	217,000	217,000

Total stockholders’ equity	7,217,000	7,217,000

Total liabilities and stockholders’ equity	$7,217,000	7,217,000

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Auburn National Bancorporation Capital Trust I

Condensed Statements of Earnings

Years ended December 31, 2004 and 2003

	2004	2003
Income
Interest income from subordinated debentures issued by the Company	$301,875	45,719

Net Income	$301,875	45,719

(11)	Comprehensive Income (Loss)

The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended December 31, 2004, 2003, and 2002.

	Pretax amount	Tax (expense) benefit	Net of tax amount
2004:
Net unrealized holding gains on investment securities available for sale arising during the year	$1,728,939	(691,575)	1,037,364
Reclassification adjustment for net gains realized in net income	733,428	(293,371)	440,057

	995,511	(398,204)	597,307

Net unrealized holding losses on derivatives used as cash flow hedges arising during the year	(216,000)	86,400	(129,600)

Other comprehensive income	$779,511	(311,804)	467,707

2003:
Net unrealized holding loss on investment securities available for sale arising during the year	$(3,456,827)	1,382,731	(2,074,096)
Reclassification adjustment for net gains realized in net income	994,699	(397,880)	596,819

Other comprehensive loss	$(4,451,526)	1,780,611	(2,670,915)

2002:
Net unrealized holding gains on investment securities available for sale arising during the year	$1,168,140	(467,255)	700,885
Reclassification adjustment for net gains realized in net income	492,776	(197,110)	295,666

Other comprehensive income	$675,364	(270,145)	405,219

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(12)	Income Tax Expense

Total income tax expense for the years ended December 31, 2004, 2003, and 2002 was allocated as follows:

	2004	2003	2002
Income from continuing operations	$2,349,236	2,283,435	2,084,653
Stockholders’ equity, for accumulated other comprehensive income (loss)	311,804	(1,780,611)	270,145

For the years ended December 31, 2004, 2003, and 2002 the components of income tax expense from continuing operations were as follows:

	2004	2003	2002
Current income tax expense:
Federal	$3,141,152	1,794,625	1,771,291
State	287,782	61,106	—

Total	3,428,934	1,855,731	1,771,291

Deferred income tax expense (benefit):
Federal	(974,782)	347,100	364,702
State	(104,916)	80,604	(51,340)

Total	(1,079,698)	427,704	313,362

	$2,349,236	2,283,435	2,084,653

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2004	2003	2002
Income tax expense at statutory rate	$3,012,064	2,618,665	2,427,365
Increase (decrease) resulting from:
Tax-exempt interest	(450,857)	(98,484)	(58,281)
State income taxes net of Federal income tax effect	120,692	93,529	(33,884)
Low-income housing credit	(227,823)	(227,823)	(227,823)
Dividends received deduction	(20,208)	(8,610)	(9,525)
Bank owned life insurance	(171,020)	(171,360)	(171,818)
Other	86,388	77,518	158,619

	$2,349,236	2,283,435	2,084,653

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Loans, principally due to allowance for loan losses	$746,658	620,219
Principal amortization of leases	1,093,472	638,613
Unrealized loss on investment securities available for sale	154,339	552,543
Unrealized loss on derivatives	86,400	—
Other	299,585	81,428

Total gross deferred tax assets before valuation allowance	2,380,454	1,892,803
Valuation allowance	—	—

Total deferred tax assets	2,380,454	1,892,803

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation	2,410,724	2,225,368
Investments, principally due to discount accretion	214,499	180,908
Basis difference in equity investment	—	363,257
FHLB stock dividend	18,616	16,792
Prepaid expenses	125,402	68,624
Loans, principally due to differences in deferred loan fees	64,581	69,921
Deferred REIT income	271,512	543,024
Other	108,202	25,885

Total deferred tax liabilities	3,213,536	3,493,779

Net deferred tax liability	$(833,082)	(1,600,976)

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

(13)	Retirement Plans

The Bank has a defined contribution retirement plan that covers substantially all employees. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $112,319, $97,372, and $89,353, in 2004, 2003, and 2002, respectively, and are included in salaries and benefits expense.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(14) Guarantees, Derivatives, and Contingent Liabilities

Off–Balance–Sheet Arrangements

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

The financial instruments whose contract amounts represent credit risk as of December 31, 2004 are as follows:

Commitments to extend credit	$50,336,786
Standby letters of credit	4,149,308

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

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $68,000 at December 31, 2004 based on the fees charged for these arrangements.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings will not have a material adverse effect upon the financial position or results of operations of the Company and Bank.

(15) Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

December 31, 2004, 2003, and 2002

(d) Derivatives

Fair value of interest rate swaps is based on prices quoted by the counterparty. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the creditworthiness of the counterparties.

(e) Deposits

As required by SFAS 107, the fair value of deposits with no stated maturity, such as noninterest–bearing demand deposits, NOW accounts, savings and money market deposit accounts, is equal to the carrying value. Certificates of deposit have been valued using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

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

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and short-term investments	$27,137	27,137	26,604	26,604
Investment securities	282,199	282,213	285,319	285,358
Loans, net of allowance for loan losses	255,487	254,247	252,780	254,214

Financial liabilities:
Deposits	429,339	424,310	434,042	433,110
Short-term borrowings	7,613	7,613	6,654	6,654
Long-term borrowings	105,441	108,305	105,589	107,094

Interest rate contracts:
Swaps	(216)	(216)	64	64

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(16) Common Stock and Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance–sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, based on its most recent notification, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2004 and 2003 are as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized underprompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Auburn National Bancorporation, Inc.
As of December 31, 2004
Total capital (to risk-weighted assets)	$55,428	17.15%	25,848	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	51,973	16.09%	12,924	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	51,973	8.86%	23,646	4.00%	N/A	N/A

As of December 31, 2003
Total capital (to risk-weighted assets)	$52,279	16.53%	25,308	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	48,320	15.27%	12,654	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	48,320	8.85%	23,596	4.00%	N/A	N/A

AuburnBank
As of December 31, 2004
Total capital (to risk-weighted assets)	51,899	16.15%	25,700	8.00%	32,126	10.00%
Tier I risk-based capital (to risk-weighted assets)	48,443	15.08%	12,850	4.00%	19,275	6.00%
Tier I leverage capital (to average assets)	48,443	8.29%	23,576	4.00%	29,469	5.00%

As of December 31, 2003
Total capital (to risk-weighted assets)	47,785	15.22%	25,112	8.00%	31,389	10.00%
Tier I risk-based capital (to risk-weighted assets)	43,857	13.97%	12,556	4.00%	18,834	6.00%
Tier I leverage capital (to average assets)	43,857	8.07%	23,499	4.00%	29,374	5.00%

(17)	Dividends from Subsidiary

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2004, the Bank could have declared additional dividends of

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

approximately $11,535,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $34,290,000 of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

(18)	Supplemental Information

Components of other noninterest income exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2004, include:

	2004	2003	2002
Merchant discounts and fees on Master Card and Visa sales	$2,185,678	1,915,479	1,493,740
Gains on the sale of mortgage loans	348,173	683,989	364,841
Change in cash surrender value of Bank Owned Life Insurance	503,000	504,000	505,348
Servicing Fees	391,115	317,836	233,253

Components of other noninterest expense exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2004, include:

	2004	2003	2002
Master Card and Visa processing fees	$2,194,296	1,898,204	1,599,341
Marketing	304,383	286,060	459,268
Penalty on early payment of FHLB advances	—	715,000	—

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(19)	Parent Company Financial Information

The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:

Parent Company Only

Condensed Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$2,144,040	2,182,926
Investment securities available for sale	—	758,170
Investment in bank subsidiary	48,278,964	43,378,760
Premises and equipment, net	24	823
Rental property, net	1,330,180	1,427,285
Other assets	225,940	239,251

Total assets	$51,979,148	47,987,215

Liabilities and Stockholders’ Equity
Other borrowed funds	$—	130,432
Accrued expenses and other liabilities	257,900	231,899
Note payable to trust	7,217,000	7,217,000

Total liabilities	7,474,900	7,579,331

Stockholders’ equity:
Preferred stock of $0.01 par value; Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value; Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,723,578	3,712,246
Retained earnings	42,669,061	38,092,829
Accumulated other comprehensive income	(361,109)	(828,816)
Less:
Treasury stock, at cost – 110,274 shares and 64,567 shares for December 31, 2004 and 2003, respectively	(1,566,853)	(607,946)

Total stockholders’ equity	44,504,248	40,407,884

Total liabilities and stockholders’ equity	$51,979,148	47,987,215

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Parent Company Only

Condensed Statements of Earnings

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Income:
Cash dividends from bank subsidiary	$2,237,000	1,869,602	1,711,838
Interest on bank deposits	29,114	—	—
Interest on investment securities:
Taxable	—	—	32
Tax-exempt	—	5,801	12,011
Loss on exchange of investment securities	(214,818)	—	—
Other income	380,869	387,692	379,108

Total income	2,432,165	2,263,095	2,102,989

Expense:
Interest on borrowed funds	306,193	55,097	8,700
Net occupancy expense	2,306	1,299	10,165
Salaries and benefits	4,654	6,437	3,502
Other	398,583	396,687	395,426

Total expense	711,736	459,520	417,793

Earnings before income tax benefit and equity in undistributed earnings of subsidiary	1,720,429	1,803,575	1,685,196
Applicable income tax benefit	(197,693)	(27,287)	(14,079)

Earnings before equity in undistributed earnings of subsidiary	1,918,122	1,830,862	1,699,275

Equity in undistributed earnings of bank subsidiary	4,591,654	3,587,658	3,355,380

Net earnings	$6,509,776	5,418,520	5,054,655

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Parent Company Only

Condensed Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net earnings	$6,509,776	5,418,520	5,054,655
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	109,402	111,855	123,123
Loss on exchange of investment securities	214,818	—	—
Equity in undistributed earnings of subsidiary	(4,591,654)	(3,587,658)	(3,355,380)
(Increase) decrease in other assets	(92,794)	219,510	(32,014)
Increase (decrease) in other liabilities	26,001	(402,772)	(5,863)

Net cash provided by operating activities	2,175,549	1,759,455	1,784,521

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	808,614	—	—
Proceeds from calls of investment securities held to maturity	—	185,089	45,880
Issuance of subordinated note to preferred trust	—	7,217,000	—
Investment in preferred trust	—	(217,000)	—
Cash dividend to Bank	—	(5,000,000)	—
Additions to rental property	(11,498)	(5,806)	(82,255)

Net cash provided by (used in) investing activities	797,116	2,179,283	(36,375)

Cash flows from financing activities:
Repayments of other borrowed funds	(130,432)	(21,046)	(26,507)
Dividends paid	(1,933,544)	(1,869,561)	(1,713,654)
Purchase of treasury stock	(972,394)	(61,262)	—
Sale of treasury stock	24,819	8,678	2,271

Net cash used in financing activities	(3,011,551)	(1,943,191)	(1,737,890)

Net (decrease) increase in cash and cash equivalents	(38,886)	1,995,547	10,256
Cash and cash equivalents at beginning of year	2,182,926	187,379	177,123

Cash and cash equivalents at end of year	$2,144,040	2,182,926	187,379

(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(20) Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2004 and 2003 is summarized as follows:

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Interest and dividend income	$6,769,939	6,690,138	6,865,820	6,851,424
Interest expense	3,137,633	3,043,376	3,135,856	3,191,470
Net interest income	3,632,306	3,646,762	3,729,964	3,659,954
Provision for loan losses	150,000	150,000	150,000	150,000
Net earnings	1,534,635	1,499,215	1,603,060	1,872,866
Net earnings per share – basic and diluted	0.39	0.39	0.41	0.49

	Quarter ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Interest and dividend income	$6,412,317	6,159,874	5,977,785	6,390,161
Interest expense	2,965,087	2,820,413	2,716,802	2,919,535
Net interest income	3,447,230	3,339,461	3,260,983	3,470,626
Provision for loan losses	225,000	175,000	125,000	150,000
Net earnings	1,342,136	1,317,384	1,318,055	1,440,945
Net earnings per share – basic and diluted	0.34	0.34	0.34	0.37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 30th day of March, 2005.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board	March 30, 2005

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director of Financial Operations	March 30, 2005

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 30, 2005

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 30, 2005

/S/ DAVID E. HOUSEL David E. Housel	Director	March 30, 2005

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 30, 2005

AUBURN NATIONAL BANCORPORATION, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. *

3.2.	Bylaws of Auburn National Bancorporation, Inc.**

10.1.	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. ***

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987. ***

10.3.	Summary Descriptions of Director and Executive Compensation

21.1.	Subsidiaries of Registrant

23.1.	Independent Registered Public Accountants

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Director of Financial Operations pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

*	Incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486).
**	Incorporated by reference from Registrant’s Annual Report on Form 10K, dated March 30, 2004 (File No. 000-26486).
***	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180).