Form 10-K/A
period 2004-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2005-04-19
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

On March 31, 2005, Auburn National Bancorporation, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K has been filed solely to amend Exhibit 10.3 (Summary Descriptions of Director and Executive Compensation) to correct the table of Short Term Cash Incentive Compensation. As a result of this amendment, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-K/A does not reflect events occurring after the date of the filing of the original Form 10-K, or amend or update other disclosures therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 19th day of April, 2005.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President and Chief Executive Officer and
Chairman of the Board

3

AUBURN NATIONAL BANCORPORATION, INC.

10-K/A

EXHIBIT INDEX

Exhibit Number	Description
10.3	Summary of Director and Executive Compensation.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Director of Financial Operations pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

32.2.	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

4