Form 10-Q
period 2005-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2005-05-16
CIK 750574

As filed with the Securities and Exchange Commission on May 16, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2005, there were issued and outstanding 3,842,132 shares of the registrant’s $.01 par value common stock.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

	(Unaudited) 3/31/2005	(Audited) 12/31/2004
Assets
Cash and due from banks	$12,082,617	9,037,412
Federal funds sold	8,684,000	17,394,000

Cash and cash equivalents	20,766,617	26,431,412

Interest-earning deposits with other banks	1,605,851	705,296
Investment securities held to maturity (fair value of $789,637 and $822,290 at March 31, 2005 and December 31, 2004, respectively)	777,914	808,607
Investment securities available for sale	281,612,491	281,390,464
Loans held for sale	9,637,963	7,813,539

Loans	259,570,456	251,129,295
Less allowance for loan losses	(3,725,331)	(3,455,515)

Loans, net	255,845,125	247,673,780

Premises and equipment, net	2,627,033	2,679,305
Rental property, net	1,307,242	1,330,180
Other assets	23,298,736	22,328,726

Total assets	$597,478,972	591,161,309

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$66,598,834	65,363,613
Interest-bearing	377,235,030	363,975,157

Total deposits	443,833,864	429,338,770

Securities sold under agreements to repurchase	2,649,555	7,612,922
Other borrowed funds	98,218,943	98,223,505
Note payable to Trust	7,217,000	7,217,000
Accrued expenses and other liabilities	2,516,921	4,264,864

Total liabilities	554,436,283	546,657,061

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,724,548	3,723,578
Retained earnings	43,691,155	42,669,061
Accumulated other comprehensive loss	(2,754,971)	(361,109)
Less treasury stock at cost, 114,224 and 110,274 shares at March 31, 2005 and December 31, 2004, respectively	(1,657,614)	(1,566,853)

Total stockholders’ equity	43,042,689	44,504,248

Total liabilities and stockholders’ equity	$597,478,972	591,161,309

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Interest and dividend income:
Loans, including fees	$4,142,637	3,856,959
Investment securities:
Taxable	2,403,189	2,587,425
Tax-exempt	437,104	297,887
Federal funds sold	51,550	26,544
Interest-earning deposits with other banks	4,815	1,124

Total interest and dividend income	7,039,295	6,769,939

Interest expense:
Deposits	2,179,068	2,104,922
Securities sold under agreements to repurchase	15,666	10,326
Other borrowings	1,163,287	1,022,385

Total interest expense	3,358,021	3,137,633

Net interest income	3,681,274	3,632,306

Provision for loan losses	150,000	150,000

Net interest income after provision for loan losses	3,531,274	3,482,306

Noninterest income:
Service charges on deposit accounts	358,035	360,995
Investment securities gains/(losses), net	13,180	(2,404)
Other	1,366,336	1,225,458

Total noninterest income	1,737,551	1,584,049

Noninterest expense:
Salaries and benefits	1,415,706	1,315,079
Net occupancy expense	282,146	305,712
Other	1,512,095	1,372,355

Total noninterest expense	3,209,947	2,993,146

Earnings before income taxes	2,058,878	2,073,209

Income tax expense	479,417	538,574

Net earnings	$1,579,461	1,534,635

Basic and diluted earnings per share:	$0.41	0.39

Weighted-average shares outstanding, basic	3,845,715	3,888,119

Weighted-average shares outstanding, diluted	3,846,653	3,889,295

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

For the Three Months Ended March 31, 2005

(Unaudited)

	Comprehensive income/(loss)	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2004		3,957,135	$39,571	3,723,578	42,669,061	(361,109)	(1,566,853)	44,504,248

Comprehensive loss:
Net earnings	$1,579,461	—	—	—	1,579,461	—	—	1,579,461
Other comprehensive loss due to change in unrealized loss on investment securities available for sale and derivatives, net	(2,393,862)	—	—	—	—	(2,393,862)	—	(2,393,862)

Total comprehensive loss	$(814,401)

Cash dividends paid ($0.405 per share)		—	—	—	(557,367)	—	—	(557,367)

Purchase of treasury stock (4,150 shares)		—	—	—	—	—	(92,061)	(92,061)

Sale of treasury stock (200 shares)		—	—	970	—	—	1,300	2,270

Balances at March 31, 2005		3,957,135	$39,571	3,724,548	43,691,155	(2,754,971)	(1,657,614)	43,042,689

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$1,579,461	1,534,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,864	130,205
Net amortization of premiums/discounts on investment securities	243,290	336,779
Provision for loan losses	150,000	150,000
Investment securities (gains)/losses	(13,180)	2,404
Net (increase)/decrease in loans held for sale	(1,824,424)	1,098,348
Increase in interest receivable	(191,603)	(245,969)
Increase in other assets	(802,671)	(281,522)
Increase in interest payable	99,086	96,014
(Decrease)/Increase in accrued expenses and other liabilities	(104,122)	430,760

Net cash (used)/provided by operating activities	(747,299)	3,251,654

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	20,997,743	31,455,277
Proceeds from maturities/calls/paydowns of investment securities held to maturity	30,663	130,131
Proceeds from maturities/calls/paydowns of investment securities available for sale	11,263,385	11,332,230
Purchases of investment securities available for sale	(36,850,004)	(46,968,410)
Net increase in loans	(8,321,345)	(3,291,479)
Purchases of premises and equipment	(37,462)	(32,167)
Proceeds from the sale of other real estate	20,072	—
Net increase in interest-earning deposits with other banks	(900,555)	(779,168)

Net cash used in investing activities	(13,797,503)	(8,153,586)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,235,221	1,416,227
Net increase in interest-bearing deposits	13,259,873	15,864,006
Net decrease in securities sold under agreements to repurchase	(4,963,367)	(4,576,944)
Repayments of other borrowed funds	(4,562)	(10,042)
Sale of treasury stock	2,270	7,348
Purchase of treasury stock	(92,061)	(228,460)
Dividends paid	(557,367)	(485,838)

Net cash provided by financing activities	8,880,007	11,986,297

Net (decrease)/increase in cash and cash equivalents	(5,664,795)	7,084,365

Cash and cash equivalents at beginning of period	26,431,412	26,337,957

Cash and cash equivalents at end of period	$20,766,617	33,422,322

Supplemental information on cash payments:
Interest paid	$3,258,935	3,041,619

Income taxes paid	$1,000,000	—

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$20,072	233,605

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005

Note 1- General

The consolidated financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States and have not been audited. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which Auburn National Bancorporation, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2- Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities and derivatives. Total comprehensive loss for the three months ended March 31, 2005 was $814,000 compared to a comprehensive gain of $4,025,000 for the three months ended March 31, 2004.

Note 3 – Pending Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (“FSP”) to provide additional implementation guidance. Its adoption is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of income. The revised statement is effective as of the first annual period beginning after June 15, 2005. Its adoption is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2005 and March 31, 2004.

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

Summary

Net income increased $44,000 (2.9%) to $1,579,000 for the three month period ended March 31, 2005 compared to $1,535,000 for the same period of 2004. Basic and diluted net earnings per share increased $0.02 (5.1%) to $0.41 during the three months ended March 31, 2005 from $0.39 for the three months ended March 31, 2004. The increase in the Company’s net income during the three month period ended March 31, 2005 compared to the same period of 2004, was primarily due to an increase in net interest income and noninterest income. This was partially offset by an increase in noninterest expense. The net yield on total interest-earning assets increased to 2.84% for the three months ended March 31, 2005 from 2.71% for the three months ended March 31, 2004. The increase in the net yield on interest-earning assets is due to a shift to higher yielding interest-earning assets and a lower cost of funds. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $597,479,000 at March 31, 2005 represented an increase of $6,318,000 (1.1%) over total assets of $591,161,000, at December 31, 2004. This increase resulted primarily from an increase of $8,441,000 in loans, the primary source of which was an increase in total deposits during the first three months of 2005.

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

For a more detailed discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES” on page 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $778,000 and $809,000 at March 31, 2005 and December 31, 2004, respectively. This decrease of $31,000 (3.8%) was primarily the result of scheduled paydowns and calls of principal amounts. These funds were reinvested in investment securities available for sale.

Investment securities available for sale increased $222,000 (0.1%) to $281,612,000 at March 31, 2005 from $281,390,000 at December 31, 2004. This increase is a result of $11,263,000 in scheduled paydowns, maturities and issuer calls of principal amounts. In addition, $3,023,000 of U.S. agency securities and $17,975,000 of mortgage backed securities were sold in the first three months of 2005. This was offset by purchases of $6,994,000 in U.S. agency securities, $27,431,000 in mortgage backed securities, $1,413,000 in state and political subdivision securities and $1,012,000 in corporate securities.

Federal funds sold decreased to $8,684,000 at March 31, 2005 from $17,394,000 at December 31, 2004. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $259,570,000 at March 31, 2005 reflected an increase of $8,441,000 (3.4%) compared to the total loans of $251,129,000, at December 31, 2004. The Bank primarily experienced growth in commercial and residential real estate mortgage loans and the residential real estate construction loans during the three months ended March 31, 2005. Three loan categories represented the majority of the loan portfolio with commercial real estate mortgage loans consisting of 53.87%, commercial, financial and agricultural loans consisting of 19.03%, and residential real estate mortgage loans consisting of 17.59% of the Bank’s total loans at March 31, 2005, respectively. The net yield on loans was 6.36% for the three months ended March 31, 2005 compared to 6.02% for the three months ended March 31, 2004 primarily due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, Interest Income/Expense and Yields/Rates” table.

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

The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004.

	Three months ended March 31, 2005	Three months ended March 31, 2004	Year ended December 31, 2004
	(In thousands)
Balance at beginning of period, January 1,	$3,456	$4,313	$4,313

Charge-offs	77	183	1,766
Recoveries	196	116	309

Net charge-offs/(recoveries)	(119)	67	1,457

Provision for loan losses	150	150	600

Ending balance	$3,725	$4,396	$3,456

The allowance for loan losses was $3,725,000 at March 31, 2005 compared to $3,456,000 at December 31, 2004. Management believes that the current level of allowance for loan losses (1.44% of total outstanding loans at March 31, 2005) is adequate to absorb anticipated losses identified in the portfolio at March 31, 2005. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first three months of 2005, the Bank made $150,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the three months ended March 31, 2005, the Bank had charge-offs of $77,000 and recoveries of $196,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $743,000 at March 31, 2005, a decrease of 8.9% from the $816,000 of non-performing assets at December 31, 2004. This decrease is mainly due to a decrease in nonaccrual loans and other real estate owned. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $13,000 for the three months ended March 31, 2005.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	March 31, 2005	December 31, 2004
	(In thousands)
Nonaccrual loans	$659	711
Other nonperforming assets (primarily other real estate owned)	83	105
Accruing loans 90 days or more past due	1	—

Total nonperforming assets	$743	816

Ratio of allowance for loan losses as a percent of total loans outstanding	1.44%	1.38%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	502.02%	423.53%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At March 31, 2005, 69 loans totaling $3,656,000, or 1.4% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 69 loans totaling $3,260,000, or 1.3% of total loans outstanding, net of unearned income, at December 31, 2004. At March 31, 2005, the amount of impaired loans was $628,000, which included three loans to three borrowers with a total valuation allowance of approximately $153,000. In comparison, at December 31, 2004, the Company had approximately $677,000 of impaired loans, which included three loans to three borrowers with a total valuation allowance of approximately $177,000.

Deposits

Total deposits increased $14,495,000 (3.4%) to $443,834,000 at March 31, 2005, compared to $429,339,000 at December 31, 2004. Noninterest-bearing deposits increased $1,235,000 (1.9%) during the first three months of 2005, while total interest-bearing deposits increased $13,260,000 (3.6%) to $377,235,000 at March 31, 2005 from $363,975,000 at December 31, 2004. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first three months of 2005, the Bank primarily experienced an increase in NOW accounts of $7,025,000 (10.8%) and certificates of deposit over $100,000 of $4,897,000 (5.1%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy. The average rate paid on interest-bearing deposits was 2.39% for the three months ended March 31, 2005 compared to 2.23% for the same period of 2004. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $43,043,000 at March 31, 2005, compared to $44,504,000 at December 31, 2004. This represents a decrease of $1,461,000 (3.3%) during the first three months of 2005 primarily due to the change in accumulated other comprehensive loss as of March 31, 2004. The Company’s accumulated other comprehensive loss was $2,755,000 at March 31, 2005 compared to an accumulated other comprehensive loss of $361,000 at December 31, 2004. The increase in the accumulated other comprehensive loss is due to a decrease in the fair value of investment securities available for sale. Net earnings for the first three months of 2005 were $1,579,000 compared to $1,535,000 for the same period of 2004. During the first three months of 2005, cash dividends of $557,000 or $0.405 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	March 31, 2005	December 31, 2004
Return on average assets – annualized	1.07%	1.10%
Return on average equity – annualized	13.73%	15.69%

The Company’s Tier I leverage ratio was 8.95%, Tier I risk-based capital ratio was 15.84% and Total risk-based capital ratio was 16.95% at March 31, 2005. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first three months of 2005 was deposit growth. The Company used these funds primarily to fund loan growth. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $98,219,000 at March 31, 2005, under total FHLB-Atlanta facilities of 30% of the Bank’s total assets or $178,699,000 as of March 31, 2005.

Net cash used by operating activities of $747,000 for the three months ended March 31, 2005 consisted primarily of an increase in loans held for sale offset by net earnings. Net cash used in investing activities of $13,622,000 principally resulted from investment securities purchases of $36,850,000, offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $11,294,000 and proceeds from sales of investment securities available for sale of $20,998,000. Also, loans increased $8,321,000. The $8,880,000 in net cash provided by financing activities resulted primarily from an increase of $13,260,000 in interest bearing deposits and an increase of $1,235,000 in non-interest bearing deposits. In addition, securities sold under agreements to repurchase decreased by $4,963,000 and the Company paid cash dividends of $557,000.

Note Payable to Trust

The Company wholly owns a Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of March 31, 2005, $7,217,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. FASB Interpretation No.46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that the Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

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

The financial instruments whose contract amounts represent credit risk as of March 31, 2005 are as follows:

Commitments to extend credit	$53,742,000

Standby letters of credit	4,764,000

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

Interest Rate Sensitivity Management

At March 31, 2005, interest sensitive assets that reprice or mature within the next 12 months were $229,655,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $247,518,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $17,863,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.93%. This compares to a twelve month cumulative GAP position at December 31, 2004, of a negative $75,281,000 a GAP ratio of 0.74%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, the Company’s exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at March 31, 2005 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 10.0% when rates are gradually increased or decrease 200 basis points over 12 months. Economic Value of Equity would not change more than the target 25% if rates were shocked up and down 2%. Such estimates and predictions are forecasts which may or may not be realized. The Federal Reserve has raised interest rates eight times in the past twelve months and has indicated that it is likely to raise interest rates again. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income increased $44,000 (2.9%) to $1,579,000 for the three month period ended March 31, 2005, compared to $1,535,000 for the same period of 2004. Basic and diluted net earnings per share were $0.41 and $0.39 for the first quarters of 2005 and 2004, respectively. During the three month period ended March 31, 2005 compared to the same period of 2004, the Company experienced an increase in net interest income and noninterest income. This was offset by an increase in noninterest expense.

Net Interest Income

Net interest income was $3,681,000 for the first quarter of 2005, an increase of $49,000 (1.3%) from $3,632,000 for the same period of 2004. The increase in net interest income resulted primarily from an increase in net yield on interest-earning assets. Although the average volume of interest-earning assets remained fairly stable, the Company invested in higher yielding loans from lower yielding investments securities compared to December 31, 2004. Also, the cost of funds on interest bearing liabilities at March 31, 2005 decreased from December 31, 2004. Through the first quarter of 2005, the Company’s GAP position was more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $7,039,000 and $6,770,000 for the three months ended March 31, 2005 and 2004, respectively. This represents an increase of $269,000 (4.0%) for the first quarter of 2005 compared to the first quarter of 2004. This change for the first three months of 2005 resulted as the Company’s yield on interest-earning assets increased 32 basis points while the average volume of interest-earning assets outstanding decreased slightly by $3,084,000 (0.5%) over the same period of 2004. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,143,000 and $3,857,000 for the first quarters of 2005 and 2004, respectively. This reflects an increase of $286,000 (7.4%) during the three months ended March 31, 2005 over the same period of 2004. The average volume of loans increased $6,338,000 (2.5%) for the three months ended March 31, 2005 compared to the same period for 2004, while the Company’s yield on loans also increased by 34 basis points resulting in the increase in interest and fees on loans for the three months ended March 31, 2005 compared to the same period for 2004.

For the three month period ended March 31, 2005, interest income on investment securities decreased $45,000 (1.6%) to $2,840,000 from $2,885,000 for the same period of 2004. The Company’s average volume of investment securities decreased by $7,457,000 (2.6%) for the first three months of 2005, compared to the same period of 2004, while the net yield on these average balances increased by 18 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense increased $220,000 (7.0%) to $3,358,000 for the first quarter of 2005 compared to $3,138,000 for the same period of 2004. This change was due to an increase of 27 basis points in the rates paid on those liabilities during the first three months of 2005 compared to the same period of 2004 offset by a 2.5% decrease in the Company’s average interest-bearing liabilities. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, increased $74,000 (3.5%) to $2,179,000 for the first quarter of 2005 compared to $2,105,000 for the same period of 2004. The increase for the three month period ended March 31, 2005 is due to a 16 basis point increase in the rate paid on interest-bearing deposits partially offset by a 2.7% decrease in the average volume.

Interest expense on other borrowings, was $1,163,000 and $1,022,000 for the first quarters of 2005 and 2004, respectively. This represents an increase of $141,000 or 13.8%. This increase for the three month period ended March 31, 2005 is mainly due to a 58 basis point increase in the rate paid on other borrowed funds.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $150,000 for the three months ended March 31, 2005 and 2004. Despite loan growth, the provision for loan losses has remained consistent for the three month period ended March 31, 2005 compared to the same period of 2004 due to improved performance in the loan portfolio compared to the same period last year. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $154,000 (9.7%) to $1,738,000 for the first quarter of 2005 from $1,584,000 for the same period of 2004. This increase is mainly due to an increase in investment securities gains and other noninterest income.

Net investment securities gains were $13,000 for the three months ended March 31, 2005 compared to net investment securities losses of $2,000 for the three months ended March 31, 2004. The increase is primarily due to gains in the first quarter of 2005 on the sale of specific available for sale securities.

Other noninterest income increased $141,000 (11.5%) to $1,366,000 for the first quarter of 2005 from $1,225,000 for the same period of 2004. This increase was mainly due to an increase in MasterCard/VISA discounts and fees for the three months ended March 31, 2005 due to an increase in transaction volume and fees and gains on the sale of mortgage loans over amounts reported in the three months ended March 31, 2004.

Noninterest Expense

Total noninterest expense was $3,210,000 and $2,993,000 for the first quarters of 2005 and 2004, respectively, representing an increase of $217,000 or 7.3%. This increase was mainly due to an increase in salaries and employee benefits and other noninterest expense.

For the first quarter of 2005, other salaries and employee benefits increased $101,000 (7.7%) to $1,416,000 from $1,315,000 for the first quarter of 2004. This increase was mainly due to new hires, merit raises and cost of benefits associated with these increases.

For the first quarter of 2005, other noninterest expense increased $140,000 (10.2%) to $1,512,000 from $1,372,000 for the first quarter of 2004. This increase is mainly due increases in the MasterCard/VISA processing fees due to increases in transaction volume and fees.

Income Taxes

Income tax expense was $479,000 and $539,000 for the first quarters of 2005 and 2004, respectively representing a decrease of $60,000 (11.1%). These levels represent an effective tax rate on pre-tax earnings of 23.3% and 26.0% for the three months ended March 31, 2005 and 2004, respectively. The decrease in effective tax rate is mainly due to additional purchases of tax-exempt securities.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$264,169	4,143	6.36%	257,831	3,857	6.02%
Investment securities:
Taxable	242,129	2,403	4.02%	263,344	2,586	3.95%
Tax-exempt (2)	42,122	661	6.36%	28,364	452	6.41%

Total investment securities	284,251	3,064	4.37%	291,708	3,038	4.19%
Federal funds sold	8,500	52	2.48%	10,900	27	1.00%
Interest-earning deposits with other banks	891	5	2.28%	456	1	0.88%

Total interest-earning assets	557,811	7,264	5.28%	560,895	6,923	4.96%
Allowance for loan losses	(3,570)			(4,330)
Cash and due from banks	11,617			10,970
Premises and equipment	2,654			2,850
Rental property, net	1,349			1,417
Other assets	23,608			20,781

Total assets	$593,469			592,583

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits:
NOW	$67,843	252	1.51%	84,358	253	1.21%
Savings and money market	115,650	505	1.77%	107,814	403	1.50%
Certificates of deposits less than $100,000	87,579	745	3.45%	86,101	695	3.25%
Certificates of deposits and other time deposits of $100,000 or more	98,449	677	2.79%	101,324	754	2.99%

Total interest-bearing deposits	369,521	2,179	2.39%	379,597	2,105	2.23%
Federal funds purchased and securities sold under agreements to repurchase	2,381	16	2.73%	4,518	10	0.89%
Other borrowed funds	105,437	1,163	4.47%	105,583	1,022	3.89%

Total interest-bearing liabilities	477,339	3,358	2.85%	489,698	3,137	2.58%
Noninterest-bearing deposits	65,349			57,967
Accrued expenses and other liabilities	4,775			4,004
Stockholders’ equity	46,006			40,914

Total liabilities and stockholders’ equity	$593,469			592,583

Net interest income		$3,906			3,786

Net yield on total interest-earning assets			2.84%			2.71%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest rate risk has become more liability sensitive during the first quarter of 2005. Also, the Company’s long term market risk has remained relatively consistent during the first quarter of 2005.

The Company models economic value of equity as a measure of market risk. As of December 2004, economic value of equity would increase 7.66% if rates decrease 200 basis points and decrease 24.48% if rates increase 200 basis points. As of March 2005, if rates decrease 200 basis points, economic value of equity would increase 2.84% and, if rates increase 200 basis points, economic value of equity would decrease 22.5%.

The Company became more liability-sensitive for a 12 month forecast. The Company’s has restructured the repricing term of some deposits and restructured some investments to shorten the duration. However, the Company has begun to model some prime indexed loans with a cap and floor which has grown to a volume that mitigates the restructured liabilities. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 1.06% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could decrease by 0.17%. In December, the exposure in a ramp down scenario was (7.83%) and the ramp up exposure was 0.62%. The Company believes that it needs to prepare for the risk of rising interest rates. The Company continues to work toward becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Form 10-K for the year ended December 31, 2004, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Director of Financial Operations (DFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands except share data)
January 1 – January 31	350	$22.00	N/A	$0
February 1 – February 28	250	$22.55	N/A	$0
March 1 – March 31	3,550	$22.18	N/A	$0

Total	4,150

[1]	A total of 4,150 shares were purchased in privately negotiated transactions.

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: May 16, 2005	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr. President, Chief Executive Officer and Chairman of the Board

Date: May 16, 2005	By:	/s/ C. Wayne Alderman
C. Wayne Alderman Director of Financial Operations