Form 10-Q
period 2005-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2005-08-12
CIK 750574

As filed with the Securities and Exchange Commission on August 12, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 29, 2005, there were issued and outstanding 3,826,282 shares of the registrant’s $.01 par value common stock.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

	(Unaudited) 6/30/2005	(Audited) 12/31/2004
Assets
Cash and due from banks	$19,604,860	9,037,412
Federal funds sold	1,613,000	17,394,000

Cash and cash equivalents	21,217,860	26,431,412

Interest-earning deposits with other banks	921,478	705,296
Investment securities held to maturity (fair value of $736,155 and $822,290 at June 30, 2005 and December 31, 2004, respectively)	727,900	808,607
Investment securities available for sale	277,409,588	281,390,464
Loans held for sale	7,694,994	7,813,539

Loans ( note 4)	271,394,159	251,129,295
Less allowance for loan losses	(3,767,599)	(3,455,515)

Loans, net	267,626,560	247,673,780

Premises and equipment, net	2,548,313	2,679,305
Rental property, net	1,279,997	1,330,180
Other assets	23,211,525	22,328,726

Total assets	$602,638,215	591,161,309

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$70,976,019	65,363,613
Interest-bearing	375,943,301	363,975,157

Total deposits	446,919,320	429,338,770

Securities sold under agreements to repurchase	2,558,502	7,612,922
Other borrowed funds	98,214,381	98,223,505
Note payable to Trust	7,217,000	7,217,000
Accrued expenses and other liabilities	2,526,921	4,264,864

Total liabilities	557,436,124	546,657,061

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,725,518	3,723,578
Retained earnings	44,668,604	42,669,061
Accumulated other comprehensive loss	(1,464,853)	(361,109)
Less treasury stock at cost, 119,201 and 110,274 shares at June 30, 2005 and December 31, 2004, respectively	(1,766,749)	(1,566,853)

Total stockholders’ equity	45,202,091	44,504,248

Total liabilities and stockholders’ equity	$602,638,215	591,161,309

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income:
Loans, including fees	$4,421,849	3,837,960	8,564,486	7,694,919
Investment securities:
Taxable	2,380,866	2,528,676	4,784,055	5,116,101
Tax-exempt	451,834	306,538	888,938	604,425
Federal funds sold	59,436	15,224	110,986	41,768
Interest-earning deposits with other banks	15,584	1,740	20,399	2,864

Total interest and dividend income	7,329,569	6,690,138	14,368,864	13,460,077

Interest expense:
Deposits	2,496,522	2,009,966	4,675,590	4,114,888
Securities sold under agreements to repurchase	16,999	6,876	32,665	17,202
Other borrowings	1,183,851	1,026,534	2,347,138	2,048,919

Total interest expense	3,697,372	3,043,376	7,055,393	6,181,009

Net interest income	3,632,197	3,646,762	7,313,471	7,279,068

Provision for loan losses	150,000	150,000	300,000	300,000

Net interest income after provision for loan losses	3,482,197	3,496,762	7,013,471	6,979,068

Noninterest income:
Service charges on deposit accounts	389,120	368,228	747,155	729,223
Investment securities (losses)/gains, net	(6,005)	20,496	7,175	18,092
Other	1,251,772	1,063,041	2,618,108	2,288,499

Total noninterest income	1,634,887	1,451,765	3,372,438	3,035,814

Noninterest expense:
Salaries and benefits	1,307,330	1,271,934	2,723,036	2,587,013
Net occupancy expense	275,070	314,729	557,216	620,441
Other	1,478,470	1,309,678	2,990,565	2,682,033

Total noninterest expense	3,060,870	2,896,341	6,270,817	5,889,487

Earnings before income taxes	2,056,214	2,052,186	4,115,092	4,125,395

Income tax expense	521,681	552,971	1,001,098	1,091,545

Net earnings	$1,534,533	1,499,215	3,113,994	3,033,850

Basic and diluted earnings per share:	$0.40	0.39	0.81	0.78

Weighted-average shares outstanding, basic	3,841,965	3,877,371	3,843,829	3,882,744

Weighted-average shares outstanding, diluted	3,842,821	3,878,506	3,844,726	3,883,849

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity and Comprehensive Loss

For the Six Months Ended June 30, 2005

(Unaudited)

	Comprehensive income/(loss)	Common stock		Additional paid-in capital	Retained earnings	Accumulated Other comprehensive loss	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2004		3,957,135	$39,571	3,723,578	42,669,061	(361,109)	(1,566,853)	44,504,248

Comprehensive income:
Net earnings	$3,113,994	—	—	—	3,113,994	—	—	3,113,994
Other comprehensive loss due to change in unrealized loss on investment securities available for sale and derivatives, net	(1,103,744)	—	—	—	—	(1,103,744)	—	(1,103,744)

Total comprehensive income	$2,010,250

Cash dividends paid ($0.29 per share)		—	—	—	(1,114,451)	—	—	(1,114,451)

Purchase of treasury stock (9,327 shares)		—	—	—	—	—	(202,496)	(202,496)

Sale of treasury stock (400 shares)		—	—	1,940	—	—	2,600	4,540

Balances at June 30, 2005		3,957,135	$39,571	3,725,518	44,668,604	(1,464,853)	(1,766,749)	45,202,091

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$3,113,994	3,033,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	228,510	254,426
Net amortization of premiums/discounts on investment securities	497,845	694,958
Provision for loan losses	300,000	300,000
Investment securities gains	(7,175)	(18,092)
Net decrease in loans held for sale	118,545	3,479,089
Increase in interest receivable	(91,700)	(124,933)
(Increase)/decrease in other assets	(875,308)	780,223
Increase/(decrease) in interest payable	191,560	(83,363)
Decrease in accrued expenses and other liabilities	(1,107,675)	(843,145)

Net cash provided by operating activities	2,368,596	7,473,013

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	31,899,543	41,427,532
Proceeds from maturities/calls/paydowns of investment securities held to maturity	80,656	280,778
Proceeds from maturities/calls/paydowns of investment securities available for sale	19,750,615	25,093,205
Purchases of investment securities available for sale	(50,085,473)	(78,272,791)
Net increase in loans	(20,252,780)	(10,581,607)
Purchases of premises and equipment	(36,042)	(47,083)
Proceeds from the sale of other real estate	72,916	119,306
Net increase in interest-earning deposits with other banks	(216,182)	(776,329)

Net cash used in investing activities	(18,786,747)	(22,756,989)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,612,406	4,307,785
Net increase in interest-bearing deposits	11,968,144	15,450,825
Net decrease in securities sold under agreements to repurchase	(5,054,420)	(4,993,298)
Repayments of other borrowed funds	(9,124)	(139,558)
Sale of treasury stock	4,540	12,654
Purchase of treasury stock	(202,496)	(392,690)
Dividends paid	(1,114,451)	(970,237)

Net cash provided by financing activities	11,204,599	13,275,481

Net decrease in cash and cash equivalents	(5,213,552)	(2,008,495)

Cash and cash equivalents at beginning of period	26,431,412	26,337,957

Cash and cash equivalents at end of period	$21,217,860	24,329,462

Supplemental information on cash payments:
Interest paid	$6,863,832	6,264,372

Income taxes paid	$1,625,000	1,321,811

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$221,547	233,605

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

June 30, 2005

Note 1- General

The consolidated financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States and have not been audited. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations that Auburn National Bancorporation, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2- Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities and derivatives. Total comprehensive income for the three months ended June 30, 2005 was $2,825,000 compared to comprehensive loss of $6,207,000 for the three months ended June 30, 2004. Total comprehensive income for the six months ended June 30, 2005 was $2,010,000 compared to comprehensive loss of $2,182,000 for the six months ended June 30, 2004.

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

On March 25, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides guidance regarding the valuation of share-based payment arrangements, the classification of compensation expense, financial measures which do not follow accounting principles generally accepted in the United States (“GAAP”), first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption to SFAS No. 123R. This guidance is not expected to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

Note 4 – Loans

Throughout the periods of 2002-2005, the Company has reported its interest income on loans based on the effective interest method. In its annual report on Form 10-K for the year ended December 31, 2004, it was incorrectly stated in the footnotes to the financial statements that the Company used the simple interest method of recording interest income on loans. The Company actually used and continues to use the effective interest method of reporting interest income, which is the appropriate method under GAAP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2005 and June 30, 2004.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may”, “will”, “anticipate”, “assume”, “should”, “indicate”, “would”, “believe”, “contemplate”, “expect”, “seek”, “estimate”, “continue”, “plan”, “point to”, “project”, “predict”, “could”, “intend”, “target”, “potential”, and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	the failure of assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information described in any of our subsequent reports that we make with the SEC under the Exchange Act.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

Auburn National Bancorporation, Inc. (the “Company”) is a one-bank holding company established in 1984, and incorporated under the laws of the State of Delaware. AuburnBank (the “Bank”), the Company’s principal subsidiary, is an Alabama bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn Kroger store, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley and Gulf Shores, Alabama. A new in-store branch is planned to open in 2006 at the Kroger supermarket to be located in the Tiger Town shopping center in Opelika, Alabama.

Summary

Net income of $1,535,000 for the quarter ended June 30, 2005 represented an increase of $36,000 (2.4%) from the Company’s net income of $1,499,000 for the same period of 2004. Basic and diluted net earnings per share increased $0.01 (2.6%) to $0.40 during the second quarter of 2005 from $0.39 for the second quarter of 2004. Net income increased $80,000 (2.6%) to $3,114,000 for the six month period ended June 30, 2005 compared to $3,034,000 for the same period of 2004. Basic and diluted net earnings per share increased $0.03 (3.8%) to $0.81 during the six months ended June 30, 2005 from $0.78 for the six months ended June 30, 2004. The increase in the Company’s net income during the six month period ended June 30, 2005 compared to the same period of 2004, was primarily due to an increase in net interest income and non interest income. This was partially offset by an increase in noninterest expense. The net yield on total interest-earning assets increased to 2.80% for the six months ended June 30, 2005 from 2.71% for the six months ended June 30, 2004. The increase in the net yield on interest-earning assets is due to a shift to higher yielding interest-earning assets and a decrease in the average volume of interest-bearing deposits. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $602,638,000 at June 30, 2005 represented an increase of $11,477,000 (1.9%) over total assets of $591,161,000, at December 31, 2004. This increase resulted primarily from an increase of $20,265,000 in loans. The primary sources of loans were an increase in total deposits of $17,580,000, a decrease in cash and cash equivalents of $5,213,000 and a decrease in investment securities available for sale of $3,980,000 during the first six months of 2005.

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

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $728,000 and $809,000 at June 30, 2005 and December 31, 2004, respectively. This decrease of $81,000 (10.0%) was primarily the result of scheduled paydowns and calls of principal amounts. These funds were reinvested in investment securities available for sale.

Investment securities available for sale decreased $3,980,000 (1.4%) to $277,410,000 at June 30, 2005 from $281,390,000 at December 31, 2004. This decrease is a result of $19,751,000 in scheduled paydowns, maturities and issuer calls of principal amounts. In addition, $10,976,000 of U.S. agency securities, $17,975,000 of mortgage backed securities and $2,949,000 of state and political subdivision securities were sold in the first six months of 2005. This was offset by purchases of $12,992,000 in U.S. agency securities, $29,806,000 in mortgage backed securities, $6,275,000 in state and political subdivision securities and $1,012,000 in corporate securities.

Federal funds sold decreased to $1,613,000 at June 30, 2005 from $17,394,000 at December 31, 2004. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $271,394,000 at June 30, 2005 reflected an increase of $20,265,000 (8.1%) compared to the total loans of $251,129,000, at December 31, 2004. The Bank primarily experienced growth in commercial and residential real estate mortgage loans and in residential real estate construction loans during the six months ended June 30, 2005. Three loan categories represented the majority of the loan portfolio with commercial real estate mortgage loans consisting of 52.38%, residential real estate mortgage loans consisting of 20.29% and commercial, financial and agricultural loans consisting of 17.64%, of the Bank’s total loans at June 30, 2005. The net yield on loans was 6.44% for the six months ended June 30, 2005 compared to 5.98% for the six months ended June 30, 2004 primarily due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2005 and 2004 and the year ended December 31, 2004.

	Six months ended June 30, 2005	Six months ended June 30, 2004	Year ended December 31, 2004
	(In thousands)
Balance at beginning of period, January 1,	$3,456	$4,313	$4,313

Charge-offs	201	359	1,766
Recoveries	213	198	309

Net (recoveries)/charge-offs	(12)	161	1,457

Provision for loan losses	300	300	600

Ending balance	$3,768	$4,452	$3,456

The allowance for loan losses was $3,768,000 at June 30, 2005 compared to $3,456,000 at December 31, 2004. Management believes that the current level of allowance for loan losses (1.39% of total outstanding loans at June 30, 2005) is adequate to absorb anticipated losses identified in the portfolio at June 30, 2005. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first six months of 2005, the Bank made $300,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the six months ended June 30, 2005, the Bank had charge-offs of $201,000 and recoveries of $213,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $640,000 at June 30, 2005, a decrease of 21.6% from the $816,000 of non-performing assets at December 31, 2004. This decrease is mainly due to a decrease in nonaccrual loans and other real estate owned. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $23,000 for the six months ended June 30, 2005.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	June 30, 2005	December 31, 2004
	(In thousands)
Nonaccrual loans	$384	711
Other nonperforming assets (primarily other real estate owned)	236	105
Accruing loans 90 days or more past due	20	—

Total nonperforming assets	$640	816

Ratio of allowance for loan losses as a percent of total loans outstanding	1.39%	1.38%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	607.74%	423.53%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At June 30, 2005, 67 loans totaling $5,689,000, or 2.1% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 69 loans totaling $3,260,000, or 1.3% of total loans outstanding, net of unearned income, at December 31, 2004. At June 30, 2005, the amount of impaired loans was $357,000, which included two loans to two borrowers with a total valuation allowance of approximately $43,000. In comparison, at December 31, 2004, the Company had approximately $677,000 of impaired loans, which included three loans to three borrowers with a total valuation allowance of approximately $177,000.

Deposits

Total deposits increased $17,580,000 (4.1%) to $446,919,000 at June 30, 2005, compared to $429,339,000 at December 31, 2004. Noninterest-bearing deposits increased $5,612,000 (8.6%) during the first six months of 2005, while total interest-bearing deposits increased $11,968,000 (3.3%) to $375,943,000 at June 30, 2005 from $363,975,000 at December 31, 2004. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first six months of 2005, the Bank primarily experienced an increase in certificates of deposit over $100,000 of $5,477,000 (5.8%), money market accounts of $3,832,000 (4.0%) and NOW accounts of $2,566,000 (4.0%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy. The average rate paid on interest-bearing deposits was 2.54% for the six months ended June 30, 2005 compared to 2.17% for the same period of 2004 due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $45,202,000 at June 30, 2005, compared to $44,504,000 at December 31, 2004. This represents an increase of $698,000 (1.6%) during the first six months of 2005 primarily due to net earnings. Net earnings for the first six months of 2005 were $3,114,000 compared to $3,034,000 for the same period of 2004. In addition, the Company’s accumulated other comprehensive loss was $1,465,000 at June 30, 2005 compared to an accumulated other comprehensive loss of $361,000 at December 31, 2004. The increase in the accumulated other comprehensive loss is due to a decrease in the fair value of investment securities available for sale. During the first six months of 2005, cash dividends of $1,114,000 or $0.29 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	June 30, 2005	December 31, 2004
Return on average assets – annualized	1.05%	1.10%
Return on average equity – annualized	13.91%	15.69%

The Company’s Tier I leverage ratio was 9.04%, Tier I risk-based capital ratio was 15.75% and Total risk-based capital ratio was 16.85% at June 30, 2005. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier I leverage ratio, 4.0% for Tier I risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first six months of 2005 was deposit growth. The Company used these funds primarily to fund loan growth. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $98,214,000 at June 30, 2005, under total FHLB-Atlanta facilities of 30% of the Bank’s total assets or $180,275,000 as of June 30, 2005.

Net cash provided by operating activities of $2,369,000 for the six months ended June 30, 2005 consisted primarily of net earnings. Net cash used in investing activities of $18,787,000 principally resulted from investment securities purchases of $50,085,000 and an increase in loans of $20,253,000. This is offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $19,831,000 and proceeds from sales of investment securities available for sale of $31,900,000. The $11,205,000 in net cash provided by financing activities resulted primarily from an increase of $5,612,000 in interest-bearing deposits and an increase of $11,968,000 in non-interest bearing deposits. In addition, securities sold under agreements to repurchase decreased by $5,054,000 and the Company paid cash dividends of $1,114,000.

Note Payable to Trust

The Company wholly owns a Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of June 30, 2005, $7,217,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. According to FASB Interpretation No.46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that the Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities will not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

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

The financial instruments with contract amounts which represent credit risk as of June 30, 2005 are as follows:

Commitments to extend credit	$53,704,000
Standby letters of credit	5,006,000

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

Interest Rate Sensitivity Management

At June 30, 2005, interest sensitive assets that reprice or mature within the next 12 months were $223,447,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $252,549,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $29,102,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.88%. This compares to a twelve month cumulative GAP position at December 31, 2004, of a negative $75,281,000 and a GAP ratio of 0.74%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, the Company’s exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at June 30, 2005 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 10.0% when rates are gradually increased or decreased 200 basis points over 12 months. Economic Value of Equity would not change more than the target 25% if rates were shocked up and down 2%. Such estimates and predictions are forecasts which may or may not be realized. From June 30, 2004 through August 9, 2005, the Federal Reserve has made 10 increases of 25 basis points each in the discount rate and has indicated that further interest rate increases may be expected. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income increased $36,000 (2.4%) to $1,535,000 for the three month period ended June 30, 2005, compared to $1,499,000 for the same period of 2004. Basic and diluted net earnings per share were $0.40 and $0.39 for the second quarters of 2005 and 2004, respectively. Net income increased $80,000 (2.6%) to $3,114,000 for the six month period ended June 30, 2005 compared to $3,034,000 for the same period of 2004. During the six month period ended June 30, 2005 compared to the same period of 2004, the Company experienced an increase in net interest income and noninterest income. This was offset by an increase in noninterest expense.

Net Interest Income

Net interest income was $3,632,000 for the second quarter of 2005, a decrease of $15,000 (0.4%) from $3,647,000 for the same period of 2004. Net interest income increased $34,000 (0.5%) to $7,313,000 for the six months ended June 30, 2005, compared to $7,279,000 for the six months ended June 30, 2004. Throughout the periods of 2002-2005, the Company has reported its interest income on loans based on the effective interest method. In its annual report on Form 10-K for the year ended December 31, 2004, it was incorrectly stated in the footnotes to the financial statements that the Company used the simple interest method of recording interest income on loans. The Company actually used and continues to use the effective interest method of reporting interest income, which is the appropriate method under GAAP. The increase in net interest income for the six month period ending June 30, 2005 resulted primarily from an increase in net yield on interest-earning assets. Although the average volume of interest-earning assets remained fairly stable, the Company invested in higher yielding loans from lower yielding investments securities compared to June 30, 2004. Also, the average volume of interest-bearing deposits at June 30, 2005 decreased from the same period of 2004. Through the second quarter of 2005, the Company’s GAP position was more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $7,330,000 and $6,690,000 for the three months ended June 30, 2005 and 2004, respectively. This represents an increase of $640,000 (9.6%) for the second quarter of 2005 compared to 2004. For the six months ended June 30, 2005, interest and dividend income was $14,369,000, an increase of $909,000 (6.8%) compared to $13,460,000 for the same period of 2004. This change for the first six months of 2005 resulted as the Company’s yield on interest-earning assets increased 43 basis points while the average volume of interest-earning assets outstanding decreased slightly by $3,250,000 (0.6%) over the same period of 2004. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,422,000 and $3,838,000 for the second quarters of 2005 and 2004, respectively. This reflects an increase of $584,000 (15.2%) during the three months ended June 30, 2005 over the same period of 2004. For the six month period ended June 30, 2005, interest and fees on loans increased $869,000 (11.3%) to $8,564,000 from $7,695,000 for the same period of 2004. The average volume of loans increased $9,566,000 (3.7%) for the six months ended June 30, 2005 compared to the same period for 2004, while the Company’s yield on loans also increased by 46 basis points resulting in the increase in interest and fees on loans for the six months ended June 30, 2005 compared to the same period for 2004.

For the three month period ended June 30, 2005, interest income on investment securities decreased $2,000 (0.1%) to $2,833,000 from $2,835,000 for the same period of 2004. Interest income on investment securities for the six month period ended June 30, 2005, decreased $48,000 (0.8%) to $5,673,000 from $5,721,000 for the same period of 2004. The Company’s average volume of investment securities decreased by $13,164,000 (4.5%) for the first six months of 2005, compared to the same period of 2004, while the net yield on these average balances increased by 28 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense increased $654,000 (21.5%) to $3,697,000 for the second quarter of 2005 compared to $3,043,000 for the same period of 2004. Total interest expense increased $874,000 (14.1%) to $7,055,000 from $6,181,000 for the six months ended June 30, 2005 and 2004, respectively. This change was due to an increase of 42 basis points in the rates paid on those liabilities during the first six months of 2005 compared to the same period of 2004 offset by a 1.6% decrease in the Company’s average interest-bearing liabilities. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, increased $487,000 (24.2%) to $2,497,000 for the second quarter of 2005 compared to $2,010,000 for the same period of 2004. Interest on deposits were $4,676,000 and $4,115,000 for the six months ended June 30, 2005 and 2004, respectively. The increase for the six month period ended June 30, 2005 is due to a 37 basis point increase in the rate paid on interest-bearing deposits partially offset by a 2.8% decrease in the average volume.

Interest expense on other borrowings, was $1,184,000 and $1,027,000 for the second quarters of 2005 and 2004, respectively. This represents an increase of $157,000 or 15.3%. For the six months ended June 30, 2005, interest expense on borrowed funds increased $298,000 (14.5%) to $2,347,000 from $2,049,000 for the same period of 2004. This increase for the six month period ended June 30, 2005 is mainly due to a 43 basis point increase in the rate paid on other borrowed funds.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $300,000 for the six months ended June 30, 2005 and 2004. Despite loan growth, the provision for loan losses has remained consistent for the six month period ended June 30, 2005 compared to the same period of 2004 due to improved performance in the loan portfolio compared to the same period last year. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income increased $183,000 (12.6%) to $1,635,000 for the second quarter of 2005 from $1,452,000 for the same period of 2004. Noninterest income was $3,372,000 and $3,036,000 for the six months ended June 30, 2005 and 2004, respectively. This increase is mainly due to an increase in other noninterest income.

Other noninterest income increased $189,000 (17.8%) to $1,252,000 for the second quarter of 2005 from $1,063,000 for the same period of 2004. Other noninterest income was $2,618,000 and $2,288,000 for the six months ended June 30, 2005 and 2004, respectively. This represents an increase of $330,000 (14.4%) for the six month period ended June 30, 2005 compared to the same period of 2004. This increase was mainly due to an increase in MasterCard/VISA discounts and fees for the six months ended June 30, 2005 resulting from an increase in transaction volume and fees in addition to gains on the sale of mortgage loans over amounts reported in the six months ended June 30, 2004.

Noninterest Expense

Total noninterest expense was $3,061,000 and $2,896,000 for the second quarters of 2005 and 2004, respectively, representing an increase of $165,000 or 5.7%. For the six months ended June 30, 2005, total noninterest expense increased $382,000 (6.5%) to $6,271,000 from $5,889,000 for the same period of 2004. This increase was mainly due to an increase in salaries and employee benefits and other noninterest expense.

For the second quarter of 2005, salaries and employee benefits increased $35,000 (2.8%) to $1,307,000 from $1,272,000 for the second quarter of 2004. For the six months ended June 30, 2005, salaries and employee benefits increased $136,000 (5.3%) to $2,723,000 from $2,587,000 for the same period of 2004. This increase was mainly due to new hires, merit raises and cost of benefits associated with these increases.

For the second quarter of 2005, other noninterest expense increased $168,000 (12.8%) to $1,478,000 from $1,310,000 for the second quarter of 2004. Other noninterest expense was $2,991,000 and $2,682,000 for the six months ended June 30, 2005 and 2004, respectively. This increase is mainly due increases in the MasterCard/VISA processing fees resulting from increases in transaction volume and fees.

Income Taxes

Income tax expense was $522,000 and $553,000 for the second quarters of 2005 and 2004, respectively representing a decrease of $31,000 (5.6%). For the six months ended June 30, 2005, income tax expense decreased $91,000 (8.3%) to $1,001,000 from $1,092,000 for the six months ended June 30, 2004. These levels represent an effective tax rate on pre-tax earnings of 24.3% and 26.5% for the six months ended June 30, 2005 and 2004, respectively. The decrease in effective tax rate is mainly due to additional purchases of tax-exempt securities.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$268,315	8,565	6.44%	258,749	7,695	5.98%
Investment securities:
Taxable	238,252	4,784	4.05%	265,499	5,116	3.88%
Tax-exempt (2)	42,941	1,346	6.32%	28,858	915	6.38%

Total investment securities	281,193	6,130	4.40%	294,357	6,031	4.12%
Federal funds sold	8,227	111	2.72%	8,513	42	0.99%
Interest-earning deposits with other banks	1,512	20	2.67%	878	3	0.69%

Total interest-earning assets	559,247	14,826	5.35%	562,497	13,771	4.92%
Allowance for loan losses	(3,651)			(4,384)
Cash and due from banks	11,818			10,893
Premises and equipment	2,625			2,826
Rental property, net	1,323			1,403
Other assets	22,626			20,809

Total assets	$593,988			594,044

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
NOW	$68,972	557	1.63%	82,542	472	1.15%
Savings and money market	115,768	1,133	1.97%	115,568	842	1.47%
Certificates of deposits less than $100,000	87,340	1,564	3.61%	86,819	1,424	3.30%
Certificates of deposits and other time deposits of $100,000 or more	99,590	1,421	2.88%	97,350	1,378	2.85%

Total interest-bearing deposits	371,670	4,675	2.54%	382,279	4,116	2.17%
Federal funds purchased and securities sold under agreements to repurchase	2,402	33	2.77%	3,526	17	0.97%
Other borrowed funds	105,435	2,347	4.49%	101,339	2,048	4.06%

Total interest-bearing liabilities	479,507	7,055	2.97%	487,144	6,181	2.55%
Noninterest-bearing deposits	66,881			59,823
Accrued expenses and other liabilities	2,839			4,581
Stockholders’ equity	44,761			42,496

Total liabilities and stockholders’ equity	$593,988			594,044

Net interest income		$7,771			7,590

Net yield on total interest-earning assets			2.80%			2.71%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest rate risk has become more liability-sensitive during the second quarter of 2005. Also, the Company’s long term market risk has remained relatively constant during the second quarter of 2005. The Company models economic value of equity as a measure of market risk. As of December 2004, economic value of equity would increase 7.66% if rates decrease 200 basis points and decrease 24.48% if rates increase 200 basis points. As of June 2005, if rates decrease 200 basis points, economic value of equity would increase 2.50% and, if rates increase 200 basis points, economic value of equity would decrease 23.58%.

The Company became more liability-sensitive for a 12 month forecast. The Company’s projected assets for the next 12 months have decreased in volatility to a greater extent than projected liabilities. This is primarily due to investment security prepayments slowing as interest rates rise and reduced volume in federal funds sold. Federal fund sold, while variable, also provide the lowest investment security yields The change in volatility of loans in a rising rate scenario was largely offset by improved volatility of liabilities. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 2.43% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could decrease by 0.53%. In December, the exposure in a ramp down scenario was (7.83%) and the ramp up exposure was 0.62%. The Company anticipates that interest rates will continue to rise and is preparing accordingly. The Company continues to work toward becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Form 10-K for the year ended December 31, 2004, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Director of Financial Operations (DFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(Dollars in thousands except share data)
April 1 – April 30	779	$21.95	N/A	$0
May 1 – May 31	375	$22.00	N/A	$0
June 1 – June 30	4,023	$21.15	N/A	$0

Total	5,177

[1]	A total of 5,177 shares were purchased in privately negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday, May 10, 2005, at 3:00 p.m. This meeting was held for the purpose of considering the election of ten directors to the Board of Directors to serve one-year terms expiring at the Company’s 2006 Annual Meeting of Shareholders and until their successors have been elected and qualified.

As to the election of ten directors, Messers E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus, Anne M. May, Robert W. Dumas, David E. Housel, William F. Ham, Jr., Edward Lee Spencer III, C. Wayne Alderman were all elected to the Board of Directors. The number of votes was as follows:

	Votes cast for Election	Votes cast to Withhold Authority
E.L. Spencer, Jr.	3,384,551	6,770
J.E. Evans	3,389,691	1,630
Emil F. Wright, Jr.	3,390,621	700
Terry Andrus	3,390,621	700
Anne M. May	3,390,321	1,000
Robert W. Dumas	3,390,621	700
David E. Housel	3,383,554	7,767
William F. Ham, Jr.	3,389,691	1,630
Edward Lee Spencer III	3,389,591	1,730
C. Wayne Alderman	3,390,321	1,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

AUBURN NATIONAL BANCORPORATION, INC.

Item 6(a) - EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Bylaws of Auburn National Bancorporation, Inc. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.***

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.
**	Incorporated by reference from Registrant’s Form 8-K dated April 13, 2004.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 12, 2005	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date: August 12, 2005	By:	/s/ C. Wayne Alderman
C. Wayne Alderman
Director of Financial Operations