Form 10-K
period 2005-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2006-03-31
CIK 750574

As filed with the Securities and Exchange Commission on March 31, 2006.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-26486

Auburn National Bancorporation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0885779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Gay Street
Auburn, Alabama	36830
(Address of principal executive offices)	(Zip Code)

(334) 821-9200

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $52,986,587 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

The number of shares of the registrant’s common stock outstanding, as of March 10, 2006 was 3,784,536.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders (“Proxy Statement”) to be held May 9, 2006, are incorporated by reference in Part III.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers and acquisitions, including, without limitation, the related costs, including integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and risks described in “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (“SEC”) under the Exchange Act.

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

The Bank has operated continuously since 1907 and conducts its business in East Alabama, including Lee County and surrounding areas. In April 1995, in order to gain flexibility and reduce certain regulatory burdens, the Bank converted from a national bank to an Alabama state bank that is a member of the Federal Reserve (the “Charter Conversion”). Upon consummation of the Charter Conversion, the Bank’s primary regulator changed from the Office of the Comptroller of the Currency to the Federal Reserve and the Alabama Superintendent of Banks (the “Alabama Superintendent”). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) since 1991.

General

The Company’s business is conducted primarily through the Bank. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area (“PSA”). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama, operating ATM machines in 13 locations. The Bank offers VISA Checkcards, which are debit cards with the VISA logo that work like checks but can be used anywhere VISA is accepted, including ATMs. The Bank’s VISA Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com.

Competition

The banking business in Alabama, including Lee County, is highly competitive with respect to loans, deposits, and other financial services. The area is dominated by a number of regional and national banks and bank holding companies that have substantially greater resources, and numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans and other business with these banks, as well as with credit unions, mortgage companies, insurance companies, and other local and nonlocal financial institutions, including institutions offering services through the mail, by telephone and over the Internet. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial institutions may be expected to intensify further.

Among the advantages that larger financial institutions have over the Bank are their ability to finance extensive advertising campaigns and to allocate and diversify their assets among loans and securities of the highest yield in locations with the greatest demand. Many of the major commercial banks or their affiliates operating in the Bank’s service area offer services which are not presently offered directly by the Bank and they may also have substantially higher lending limits than the Bank.

Community banks also have experienced significant competition for deposits from mutual funds, insurance companies and other investment companies and from money center banks’ offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank.

Selected Economic Data

The Bank’s PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Outside of the Bank’s PSA, the Bank has a residential mortgage loan originator in Orange Beach, Alabama, a beach community in south Alabama. Lee County’s population is approximately 120,000. Approximately 71% of the land in Lee County is devoted to agriculture, of which approximately 91% is comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company’s PSA include tires, textiles, small gasoline engines and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, Wal-Mart Distribution Center, Uniroyal-Goodrich, West Point Stevens and Briggs & Stratton.

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

Employees

At December 31, 2005, the Bank had 133 full-time equivalent employees, including 30 officers.

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

Bank Holding Company Regulation

The Company, as a bank holding company, is subject to supervision and regulation by the Federal Reserve under the BHC Act. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine its subsidiaries. The State of Alabama currently does not regulate bank holding companies.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiary. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y as promulgated by the Federal Reserve, and whose subsidiary banks have and maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future. The GLB Act also includes consumer privacy provisions, and the Federal Reserve and the other federal bank regulatory agencies have adopted extensive privacy rules.

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by acceptable collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same as or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

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

Bank and Bank Subsidiary Regulation

The Bank is subject to supervision, regulation and examination by the Federal Reserve and the Alabama Superintendent, which monitor all areas of the operations of the Bank, including reserves, loans, mortgages, issuances of securities, payment of dividends, establishment of branches, capital adequacy and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC INSURANCE ASSESSMENTS.”

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”). Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

The Federal Reserve, the FDIC and the Alabama Superintendent monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company will be required to include management and auditor reports on internal controls as part of its annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. It may be necessary to spend significant amounts of time and money on compliance with these rules. While management is working diligently to ensure compliance with this deadline, it is possible that management may not be able to complete its assessment of its internal controls in a timely manner. If the Company fails to comply with these internal control rules, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, and the values of its securities.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The prior approval of the Federal Reserve and/or the Alabama Superintendent is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits any state member bank from paying dividends that would be greater than such bank’s undivided profits after deducting statutory bad debt reserves in excess of such bank’s allowance for loan losses. During 2005, the Bank paid cash dividends of $3,199,000 to the Company.

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

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

In addition, the federal regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio and the leverage ratio. Under the regulations, a state member bank will be: (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances); (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances); (iv) significantly undercapitalized if it has a Total Capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% and a leverage ratio of less than 3%; or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

On March 1, 2005, the Federal Reserve adopted changes to its capital rules that permit qualified trust preferred securities and other restricted capital elements to be included as Tier 1 capital up to 25% of core capital, net of goodwill and intangibles. The Company expects that it will continue to treat its $7.0 million of trust preferred securities as Tier 1 capital.

As of December 31, 2005, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory Minimum	Company	Bank
Tier 1 risk-based capital ratio	4.0%	15.88%	15.22%
Total risk-based capital ratio	8.0%	16.99%	16.33%
Tier 1 leverage ratio	3.0-5.0%	9.11%	8.78%

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

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted. In 2005, the Federal Reserve raised the targeted federal funds rate and the discount rate eight times for a total of 2.0%. In 2006, the Federal Reserve raised these rates by 0.25% and indicated that further increases were likely in the future.

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are insured by the FDIC’s Bank Insurance Fund (“BIF”), and it has no deposits insured by the Savings Association Insurance Fund (“SAIF”). In 1996, the FDIC began applying a risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, the annual premiums range from zero to $.27 for every $100 of deposits. The Deposit Insurance Funds Act of 1996 authorized The Financing Corporation (“FICO”) to levy assessments on BIF-assessable deposits. Since 1999, the FICO assessment rates have been the same for BIF and SAIF-assessable deposits. The FICO assessments are set quarterly, and for 2005 ranged from 1.44 basis points in the first quarter to 1.34 basis points in the fourth quarter. In 2004, the FICO assessments ranged from 1.54 basis points in the first quarter to 1.46 basis points in the fourth quarter. The FICO assessment rate for the first quarter of 2006 is 1.32 basis points.

Each financial institution is assigned to one of three capital groups – well capitalized, adequately capitalized or undercapitalized – and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state regulators, and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the three years ended December 31, 2005, the Bank paid no BIF deposit insurance premiums, and paid approximately $61,000, $65,000 and $182,000 in FICO assessments during 2005, 2004 and 2003, respectively.

In February 2006, Congress passed the Federal Deposit Insurance Reform Act. This Act will change a number of laws including merging the BIF and SAIF. A bank’s deposits will remain insured up to a maximum of $100,000 but will be adjusted every five years based on inflation. Retirement accounts will be insured for up to $250,000 and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and authorizes the FDIC to revise its risk-based deposit insurance assessment scheme.

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

Various legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers, as well as the taxation of these entities, are being considered by the executive branch of the Federal government, Congress and various state governments. There are proposals pending in Congress that would, among other things, allow banks to pay interest on checking accounts, allow the Federal Reserve to pay interest on reserves and permit de novo interstate branching. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank. Various federal oversight authorities are also reviewing the capital adequacy and riskiness of government sponsored enterprises such as Fannie Mae and Freddie Mac. Changes from such review could affect the cost and availability of Fannie Mae and Freddie Mac services and the mortgage markets generally. The Alabama Superintendent has adopted regulations that strengthen the requirements for independent reviews or audits of Alabama banks by independent auditors.

On January 10, 2006, the federal bank regulatory agencies released proposed guidance on “Concentrations in Commercial Real Estate Lending” (the “Proposed Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Proposed Guidance. Loans on owner occupied CRE are generally excluded.

The Proposed Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Proposed Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.

The Proposed Guidance may also be required to be adopted when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Company believes that the Proposed Guidance, if adopted in its current form, may apply to the Company’s CRE lending activities due to its concentration in construction and land development loans. The Company does not exceed the two CRE loan concentration thresholds mentioned above as of December 31, 2005. The Company has $37,991,000 in construction, land development and other land loans or 66.8% of the bank’s total capital as of December 31, 2005. The Company has $136,137,000 in loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development and other land or 239.5% of the bank’s total capital as of December 31, 2005. The Company has always had meaningful exposures to loans secured by commercial real estate due to the nature of its growing markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place are generally appropriate to managing its concentrations as required under the Proposed Guidance. Should the Proposed Guidance be adopted by the agencies, the Company may need to consider additional procedures to monitor the level of CRE loan concentrations.

ITEM 1A. RISK FACTORS

Our future success is dependent on our ability to compete effectively in highly competitive markets.

The Alabama banking market in which we do business is highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader customer and geographic bases to draw upon.

Our success depends on local economic conditions where we operate.

Our success depends on the general economic conditions of the geographic markets we serve in Alabama. The local economic conditions in our markets have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general or in one or more of our local markets could negatively impact our results of operations and our profitability.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004, the Federal Reserve has raised the federal funds rate 14 times from 1.0% to 4.50%. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans, and therefore may adversely affect our liquidity and earnings.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity and results of operations would be adversely affected.

We and the Bank must meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on common stock, our ability to make acquisitions, and we would no longer meet the requirements for remaining a financial holding company.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We are regulated by several regulators, including the Federal Reserve, the Alabama Superintendent, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks, bank holding companies and the securities markets and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.

We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

Technological changes affect our business, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many competitors have substantially greater resources to invest in technological improvements.

Our ability to continue to pay dividends to shareholders in the future is subject to profitability, capital, liquidity and regulatory requirements and these limitations may prevent us from paying dividends in the future.

Cash available to pay dividends to the Company’s shareholders is derived primarily from dividends paid to the Company by its subsidiaries. The ability of the Company’s subsidiaries to pay dividends, as well as our ability to pay dividends to its shareholders, will continue to be subject to and limited by the results of operations of our subsidiaries and its need to maintain appropriate liquidity and capital consistent with regulatory requirements and the needs of its businesses.

Our common stock is not heavily traded.

Although our common stock is listed for trading in the Nasdaq Capital Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Severe weather, natural disasters, acts of war or terrorism or other external events could have a significant impact on our business.

Severe weather, natural disasters, acts of war or terrorism or other external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and seven branches. The Bank also has two mortgage loan offices located in Phenix City and Valley, Alabama. In addition, the Bank has a mortgage loan originator in Orange Beach, Alabama, a beach community located near Pensacola, Florida. The main office is located in downtown Auburn, Alabama, in a building owned by the bank with approximately 16,000 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated within the last ten years in order to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building is surrounded on two sides by paved areas that provide parking for 84 vehicles, including four handicapped spaces. The main office offers the full line of the Bank’s services and has two ATMs, including one walk-up ATM and one drive-through ATM. The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

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

The Bank’s Hurtsboro branch was opened in June 1999. This branch is located in Hurtsboro, Alabama, about 35 miles south of Auburn, Alabama. This branch was built in 1999 and is owned by the Bank with approximately 1,000 square feet of space. The Bank leases the land for this branch from a third party. In June 2004, the Bank exercised its option to extend this land lease for another five years. This branch offers the full line of the Bank’s services including safe deposit boxes, drive-through window and an ATM. This branch offers parking for approximately 12 vehicles, including a handicapped ramp.

The Bank’s Auburn Wal-Mart Supercenter branch was opened in September 2000 inside the Wal-Mart shopping center on the south side of Auburn, Alabama. In September 2005, the Bank exercised its option to extend the lease for another five years. The lease is for approximately 700 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposit and other services, including an ATM, except safe deposit boxes.

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles south of Auburn, Alabama. This branch is owned by the Bank with approximately 1,400 square feet of space. The Bank leased the land for this branch from a third party. In May 2001, the Bank entered into this land lease for five years with an option to extend for an additional five years. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In November 2002, the Bank opened a mortgage loan office in Phenix City. The mortgage office is located in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2004, the Bank moved this mortgage loan office to a larger location with approximately 1,200 square feet of space and entered into a lease agreement for five years. This office only offers mortgage loan services.

Also in July 2002, the Bank’s Opelika Wal-Mart Supercenter branch was opened inside the Wal-Mart shopping center in Opelika, Alabama. The bank has a five-year lease agreement with an option to extend for approximately 700 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposits and other services including an ATM, except safe deposit boxes.

In September 2004, the Bank opened a mortgage loan office in Valley. The mortgage office is located in Valley, Alabama, about 30 miles northeast of Auburn, Alabama for approximately 1,600 square feet of space. In January 2006, the Bank exercised its option to extend the lease agreement for another two years. This office only offers mortgage loan services.

A new in-store branch is planned to open in 2006 at the Kroger supermarket to be located in the Tiger Town shopping center in Opelika, Alabama.

In addition, the Bank leases from the Company approximately 8,500 square feet of space in the AuburnBank Center (the “Center”), which is located next to the main office. This building, which has approximately 18,000 square feet of space, is also leased to outside third parties. Leases between the Bank and the Company are based on the same terms and conditions as leases to outside third parties leasing space in the same building. The Bank’s data processing activities, as well as other operations, are located in this leased space. The parking lot provides parking for approximately 120 vehicles, including handicapped parking.

Directly behind the Center is an older home that is also owned by the Company. This building is rented as housing to university students. The rear portion of this property is used as a parking area for approximately 20 vehicles of Bank employees. The Bank also owns a two-story building located directly behind the main office which is currently unoccupied.

The Company owns a commercial office building (the “Hudson Building”) located across the street from the main office in downtown Auburn. The Hudson Building has two floors and a basement which contain approximately 14,500 square feet of leasable space. Approximately 60% of this building is rented by unaffiliated third-party tenants. The Bank occupies approximately 3,000 square feet, which includes a portion of the basement level used for storage and office space used to house certain bank functions. The Bank pays rent to the Company based on current market rates for such space.

In 1994, the Bank acquired a parcel of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,050 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank (“UST”) containing petroleum products from the site. In 1995, the property was sold to a third party and the purchaser was indemnified of any environmental liability associated with the UST. Also in 1995, the Alabama Department of Environmental Management (“ADEM”) requested that the Bank submit a Secondary Investigation Plan (“Secondary Investigation”) as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy F. Weston, Inc. (“Weston”), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM’s Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20,

1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2006 as required by ADEM. Samples from the eight existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2006 will be approximately $50,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations.

We have not incurred any penalties for failing to include on our tax returns any information required to be disclosed under Section 6011 of the Internal Revenue code of 1988, as amended (the “Code”) with respect to a “reportable transaction” under the Code and that is required to be reported under Code Section 6707A(e).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq Capital Market, under the symbol “AUBN”. As of March 10, 2006, there were approximately 3,784,536 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 435 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Capital Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2005
First Quarter	$23.50	$20.00	$0.145
Second Quarter	22.91	21.00	0.145
Third Quarter	24.50	21.50	0.145
Fourth Quarter	24.06	21.08	0.145

2004
First Quarter	$21.50	$18.60	$0.125
Second Quarter	22.00	19.50	0.125
Third Quarter	21.90	19.28	0.125
Fourth Quarter	21.90	19.50	0.125

(1)	The price information represents actual transactions.

The Company has paid cash dividends on its capital stock since 1985. Prior to this time, the Bank paid cash dividends since its organization in 1907, except during the Depression years of 1932 and 1933. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The amount and frequency of cash dividends will be determined in the judgment of the Company’s Board of Directors based upon a number of factors, including the Company’s earnings, financial condition, capital requirements and other relevant factors. Company management currently intends to continue its present dividend policies.

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

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(Dollars in thousands except share data)
October 1 – October 31	10,000	$23.18	N/A	$0
November 1 – November 30	16,000	$22.39	N/A	$0
December 1 – December 31	2,039	$21.50	N/A	$0
Total	28,039	$22.61

[1]	A total of 28,039 shares were purchased in privately negotiated transactions.

ITEM 6. SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Earnings
Net Interest Income	$14,702	$14,669	$13,518	$14,570	$13,845
Provision for Loan Losses	485	600	675	1,680	3,555
Net Earnings	6,470	6,510	5,419	5,055	4,578
Per Share:
Net Earnings – basic and diluted	1.69	1.68	1.39	1.30	1.17
Cash Dividends	0.58	0.50	0.48	0.44	0.40
Book Value	11.58	11.57	10.38	10.16	9.20
Shares Issued	3,957,135	3,957,135	3,957,135	3,957,135	3,957,135
Weighted Average Shares Outstanding	3,830,002	3,870,198	3,894,969	3,894,649	3,908,084

Financial Condition
Total Assets	$608,154	$591,161	$590,115	$505,027	$473,010
Loans	282,059	251,129	244,652	254,344	262,303
Investment Securities	274,961	282,199	285,319	190,918	151,474
Total Deposits	454,995	429,339	434,042	395,191	369,668
Long-Term Debt	105,422	105,441	105,589	53,436	53,581
Shareholders’ Equity	43,954	44,504	40,408	39,582	35,834

Selected Ratios
Return on Average Total Assets	1.08%	1.10%	1.05%	1.04%	1.07%
Return on Average Total Equity	14.26%	15.69%	13.47%	13.66%	13.40%
Average Stockholders’ Equity to Average Assets	7.56%	7.03%	7.78%	7.65%	7.97%
Allowance for Loan Losses as a % of Loans	1.36%	1.38%	1.76%	2.01%	2.04%
Loans to Total Deposits	61.99%	58.49%	56.37%	64.36%	70.96%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with “BUSINESS” and “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the three years ended December 31, 2005, 2004 and 2003. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2005 was characterized by steadily increasing interest rates intended to stabilize the economy and stimulate industrial economic growth. The Bank closed over $153 million in residential mortgage activity during 2005. Approximately 6.0% of the Bank’s 2005 gross revenue was a product of its traditional residential mortgage origination business. Management anticipates a decline in mortgage production volumes and revenues during 2006 due to anticipated higher interest rates. Lending activities are also influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in the Company’s PSA.

Our balanced growth continued during 2005, with increases in assets, loans, deposits and earnings per share. The following chart shows our growth in these areas from December 31, 2003 to December 31, 2005:

	December 31, 2005	% Change	December 31, 2004	% Change	December 31, 2003
	(Dollars in thousands, except per share data)
Net Earnings	$6,470	-0.6%	$6,510	20.1%	$5,419
Net Earnings Per Share - basic and diluted	1.69	0.6%	1.68	20.9%	1.39
Total Assets	608,154	2.9%	591,161	0.2%	590,115
Investment Securities	274,961	-2.6%	282,199	-1.1%	285,319
Loans	282,059	12.3%	251,129	2.6%	244,652
Deposits	454,995	6.0%	429,339	-1.1%	434,042
Shareholders’ Equity	43,954	-1.2%	44,504	10.1%	40,408
Return on Average Total Assets	1.08%	-1.8%	1.10%	4.8%	1.05%
Return on Average Total Equity	14.26%	-9.1%	15.69%	16.5%	13.47%

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company that is deemed critical. Critical accounting policies are defined as policies that are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. The Company’s financial results could differ significantly if different judgements or estimates are applied in the application of this policy. See “ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level management considers adequate to absorb anticipated loan losses. When management believes the collection of the principal of a loan is unlikely, a loan is charged off against the allowance for loan losses. Subsequent recoveries of principal are added back to the allowance for loan losses. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors that affect the allowance for loan losses. In 2005, the credit administration area reviewed approximately 44% of the total loan portfolio. In addition, the Bank has engaged an outside loan review consultant, on a semi-annual basis, to perform an independent review of the quality of the loan portfolio. In 2005, the outside loan review consultant reviewed approximately 34% of the total loan portfolio. The Company is closely monitoring certain portions of its loan portfolio that management believes to be of higher risk under the current economic situation.

Management believes the allowance for loan losses is adequate at December 31, 2005. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and other changes that can effect the various borrowers. Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See “SUPERVISION AND REGULATION.”

Management, considering current information and events regarding a borrower’s ability to repay its obligations, considers a loan to be impaired when the ultimate collectibility of all amounts due, according to the contractual terms of the loan agreement, is in doubt. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of the impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on accruing impaired loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans that are not accruing interest are applied first to principal and then to interest income.

Commercial real estate mortgage loans were $148.1 million which represented 52.5% of the total loans at December 31, 2005. The largest 10 commercial real estate mortgage relationships approximated $54.3 million or 19.2% of the total loans outstanding at December 31, 2005. There are no significant concentrations of industries or loan types within the commercial real estate loan portfolio. The Bank’s commercial real estate loans are secured by real estate located principally in Lee County, Alabama. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in market conditions in this area. A rapidly rising interest rate environment could have a material impact on certain borrowers’ ability to pay. The Company currently anticipates that interest rates will slightly increase in 2006. In the event of a recession or a significant increase in interest rates, the Bank’s credit costs and losses could increase significantly. See “QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Financial Condition

Total assets at December 31, 2005 and 2004 were $608,154,000 and $591,161,000, respectively, reflecting growth of $16,993,000 or 2.9%. This increase in total assets resulted primarily from an increase of $24,517,000 in loans, including loans held for sale. The primary sources of funding for these loans were an increase in total deposits of $25,656,000 and a decrease in investment securities available for sale of $7,063,000 during 2005.

Investment Securities

Investment securities held to maturity were $633,000 and $809,000 at December 31, 2005 and 2004, respectively. This decrease of $176,000 or 21.8% in 2005 resulted primarily from scheduled paydowns, maturities and calls of principal amounts. The investment securities available for sale portfolio was $274,327,000 and $281,390,000 at December 31, 2005 and 2004, respectively. This decrease of $7,063,000 or 2.5% reflects purchases of $19,981,000 in U.S. agency securities, $32,658,000 in mortgage-backed securities, $4,067,000 in collateralized mortgage obligations (“CMOs”), $3,962,000 in corporate securities and $11,720,000 in state and political subdivision securities. This increase is offset by $38,880,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $10,976,000 of U.S. agency securities, $4,395,000 of state and political subdivisions, and $17,975,000 of mortgage-backed securities were sold in 2005.

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

The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

	Amortized Cost December 31,
	2005	2004	2003
	(In thousands)
Investment Securities Held to Maturity:
State and political subdivisions	$355	362	370
Mortgage-backed securities	278	447	868

Total investment securities held to maturity	$633	809	1,238

The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:

	Fair Value December 31,
	2005	2004	2003
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$61,435	57,800	62,667
State and political subdivisions	49,038	42,389	28,076
Mortgage-backed securities	137,085	157,375	171,219
Collateralized mortgage obligations	16,549	17,513	16,084
Corporate securities	10,220	6,313	5,277
Equity securities	—	—	758

Total investment securities available for sale	$274,327	281,390	284,081

At December 31, 2005, the Bank owned CMOs with a total amortized cost of $17,036,000. All of the CMOs are rated AAA and Aaa. The CMOs are all backed by federal agency guaranteed mortgages.

The MBS portfolio’s total amortized cost of $142,405,000 at December 31, 2005, is a mixture of fixed rate mortgages, adjustable rate mortgages (“ARMs”) and securities with balloon payments. At the time of purchase, the Bank considers various prepayment speeds and makes the purchase based on the ability to accept the yield and average life based on both increasing and decreasing prepayment speeds.

The following tables present the maturities and weighted average yields of investment securities at December 31, 2005:

	Maturities of Held-to-Maturity Investment Securities Amortized Cost
	After one through five years	After five through ten years	After ten years
	(In thousands)
State and political subdivisions	$—	—	355
Mortgage-backed securities	149	39	90

Total investment securities held to maturity	$149	39	445

	Weighted Average Yields of Held-to-Maturity Investment Securities
	After one through five years	After five through ten years	After ten years
State and political subdivisions	—	—	3.69%
Mortgage-backed securities	7.19%	5.93%	5.09%

	Maturities of Available for Sale Investment Securities Amortized Cost
	After one through five years	After five through ten years	After ten years
	(In thousands)
U.S. government agencies	$37,941	22,802	1,990
State and political subdivisions	435	1,902	46,552
Mortgage-backed securities	17,464	54,179	70,484
Collateralized mortgage obligations	—	—	17,036
Corporate securities	—	3,510	6,661

Total investment securities available for sale	$55,840	82,393	142,723

	Weighted Average Yields of Available for Sale Investment Securities
	After one through five years	After five through ten years	After ten years
U.S. government agencies	3.70%	3.83%	4.06%
State and political subdivisions (1)	3.56%	5.05%	5.97%
Mortgage-backed securities	3.63%	3.60%	4.60%
Collateralized mortgage obligations	—	—	4.65%
Corporate securities	—	6.53%	6.58%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Loans Held for Sale

Total loans held for sale decreased $6,414,000 or 82.1% to $1,400,000 at December 31, 2005 compared to $7,814,000 at December 31, 2004. The decrease in 2005 was primarily due to reclassification of a number of loans that the Bank decided to no longer sell in the secondary market.

In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans that are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association (“FNMA”) with the Bank retaining the servicing rights, the Bank has arranged with one mortgage servicing company to originate and sell, without recourse, residential first mortgage real estate loans, with servicing rights released. During 2005, the Bank sold mortgage loans totaling approximately $23,535,000 to FNMA, with the Bank retaining the servicing rights, and sold mortgage loans totaling approximately $58,003,000 to the mortgage servicing company with servicing rights released. At December 31, 2005, the Bank was servicing loans totaling approximately $152,790,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See “– EFFECTS OF INFLATION AND CHANGING PRICES.”

Loans

Total loans were $282,059,000 at December 31, 2005, an increase of $30,930,000 or 12.3%, over total loans of $251,129,000 at December 31, 2004. The primary increases during 2005 occurred in the residential and commercial real estate mortgage loans. The residential real estate mortgage loan component of the loan portfolio increased $17,212,000 or 40.5% to $59,757,000 at December 31, 2005, from the 2004 balance of $42,545,000 and represented 21.2% of the total loan portfolio at December 31, 2005, as compared to 16.9% at December 31, 2004. The commercial real estate mortgage loan component of the loan portfolio increased $12,081,000 or 8.9% to $148,118,000 at December 31, 2005, from the 2004 balance of $136,037,000 and represented 52.5% of the total loan portfolio at December 31, 2005, as compared to 54.2% at December 31, 2004.

The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

	2005	2004	2003	2002	2001
	(In thousands)
Commercial, financial and agricultural	$51,491	49,758	54,999	56,490	63,158
Leases – commercial	1,488	5,397	6,630	7,128	8,113
Real estate – construction:
Commercial	2,039	945	2,099	1,392	3,562
Residential	8,832	5,426	4,866	4,768	7,932
Real estate – mortgage:
Commercial	148,118	136,037	122,397	124,490	112,075
Residential	59,757	42,545	41,988	46,105	51,806
Consumer installment	10,334	11,021	11,673	13,971	15,657

Total loans	$282,059	251,129	244,652	254,344	262,303

Less: Allowance for loan losses	(3,843)	(3,456)	(4,312)	(5,104)	(5,340)

Loans, net	$278,216	247,673	240,340	249,240	256,963

The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2005:

	Maturities of Loan Portfolio
	Within one year	After one through five years	After five years	Total
	(In thousands)
Commercial, financial and agricultural	$29,596	21,274	621	51,491
Leases – commercial	504	984	—	1,488
Real estate – construction	6,530	4,341	—	10,871
Real estate – mortgage	33,156	109,429	65,290	207,875
Consumer installment	4,590	5,430	314	10,334

Total loans	$74,376	141,458	66,225	282,059

Variable-rate loans	$48,854	69,132	50,781	168,767
Fixed-rate loans	25,522	72,326	15,444	113,292

Total loans	$74,376	141,458	66,225	282,059

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

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collection of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more that are well secured and are in the process of collection generally are not placed on nonaccrual status.

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

While it is the Bank’s policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses that cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

	Allowance for Loan Loss Activity for Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$3,456	4,313	5,104	5,340	3,634
Provision for loan losses	485	600	675	1,680	3,555
Charge-offs:
Commercial, financial and agricultural	39	215	416	1,210	1,268
Real estate	124	1,507	1,036	851	512
Consumer	193	44	125	212	190

Total charge-offs	356	1,766	1,577	2,273	1,970

Recoveries:
Commercial, financial and agricultural	89	219	52	181	40
Real estate	100	11	8	67	11
Consumer	69	79	51	109	70

Total recoveries	258	309	111	357	121

Net charge-offs	98	1,457	1,466	1,916	1,849

Balance at end of period	$3,843	3,456	4,313	5,104	5,340

Ratio of allowance for loan losses to loans outstanding	1.36%	1.38%	1.76%	2.01%	2.04%
Ratio of allowance for loan losses to nonaccrual loans, renegotiated loans, and other nonperforming assets	3558.33%	423.53%	253.11%	163.90%	47.52%
Ratio of net charge-offs to average loans outstanding	0.13%	0.58%	0.59%	0.73%	0.71%

The allowance for loan losses was $3,843,000 or 1.36% of total outstanding loans at December 31, 2005, compared to $3,456,000, or 1.38% of total outstanding loans at December 31, 2004. This increase in the allowance for loan losses as of December 31, 2005 compared to December 31, 2004 was primarily due to loan growth. Although the provision for loan losses decreased in 2005, the allowance for loan losses as a percentage of total loans remained fairly consistent due to the decrease in charge-offs combined with loan growth in 2005. In 2004, there was one large charge-off for which the Company had allocated a specific allowance. During 2005, the Company had loan charge-offs totaling $356,000 and recoveries of $258,000, as compared to $1,766,000 in charge-offs and recoveries of $309,000 in the prior year. Charge-offs decreased significantly in 2005 due to improved loan performance. Charge-offs for 2004 primarily consisted of the one large loan that was charged off.

Management believes that the $3,843,000 allowance for loan losses at December 31, 2005 (1.36% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provisions to the allowance for loan losses. The Bank has been engaged in enhanced reviews of its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans. The increase in the ratio of the allowance for loan losses to nonperforming assets between year end 2005 and year end 2004 was primarily due to the reduction in nonaccrual loans. The increase in the ratio of the allowance for loan losses to nonperforming assets between year end 2004 and year end 2003 was due to the reduction in nonaccrual loans and a decrease in the allowance for loan losses offset by an increase in other nonperforming assets.

While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the determination of the specific and general loss allowances for certain loans classified as problem credits and uses a five-year historical loss factor to determine the loss allocation for the remainder of the loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for impaired loans where management has identified specific losses. Level II allowances are set aside to cover general losses associated with problem loans which possess more than a normal degree of credit risk, but where no specific losses have been identified. These loans have been criticized or classified by the Bank’s regulators, external loan review personnel engaged by the Bank, or internally by management. The five-year historical loss factors, subject to certain minimum percentages considering regulatory guidelines, are applied to the Level II problem loans in determining the allocation. Level III is the allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents and readily marketable collateral. Local economic conditions are considered in determining the adequacy of the Company’s allowance for loan losses. The allocation for Level III is determined by applying the historical loss factor, derived from prior years’ actual experience, to the adjusted outstanding balance for this classification. At December 31, 2005, the allowance for loan losses was allocated to approximately $2.3 million for criticized and classified loans (Level II) and approximately $1.5 million for the general reserve (Level III). Since there were no impaired loans at December 31, 2005, none of the allowance for loan losses is allocated for impaired loans (Level I).

At December 31, 2005, the Company had no impaired loans. At December 31, 2004, the Company had approximately $677,000 of impaired loans, which included three loans to three borrowers with a total valuation allowance of approximately $177,000.

Nonperforming Assets

Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

Nonperforming assets were $108,000, $816,000 and $1,704,000 at December 31, 2005, 2004 and 2003, respectively. These levels represent a decrease of $708,000 or 86.8% for the year ended December 31, 2005, and a decrease of $888,000 (52.1%) for the year ended December 31, 2004. The decrease in 2005 was mainly due to a decrease in nonaccrual loans and other real estate owned. The decrease in 2004 was mainly due to a decrease in nonaccrual loans.

An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

	Nonperforming Assets December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$108	711	1,704	2,532	10,211
Renegotiated loans	—	—	—	—	—
Other nonperforming assets (primarily other real estate)	—	105	—	582	1,026
Accruing loans 90 days or more past due	—	—	—	—	1,469

Total nonperforming assets	$108	816	1,704	3,114	12,706

Nonaccrual loans and renegotiated loans as a percentage of total loans	0.04%	0.28%	0.70%	1.00%	3.89%
Nonaccrual loans, renegotiated loans and other nonperforming assets as a percentage of total loans	0.04%	0.32%	0.70%	1.22%	4.28%
Total nonperforming assets as a percentage of total loans	0.04%	0.32%	0.70%	1.22%	4.84%

If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $36,000, $92,000 and $180,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company did not recognize any interest income on nonaccrual loans for the years ended December 31, 2005, 2004 and 2003.

Other Potential Problem Loans

Potential problem loans consist of those loans where management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. At December 31, 2005, the Company had identified 65 loans totaling approximately $5,365,000, or 1.9% of total loans, which were considered potential problem loans. At December 31, 2004, the Company had identified 69 loans totaling approximately $3,260,000, or 1.3% of total loans, which were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed.

Deposits

Total deposits increased $25,656,000 or 6.0% to $454,995,000 at December 31, 2005, as compared to $429,339,000 at December 31, 2004. Noninterest-bearing deposits were $70,784,000 and $65,364,000 while total interest-bearing deposits were $384,211,000 and $363,975,000 at December 31, 2005 and 2004, respectively. This trend is the result of management’s decision to maintain a competitive position in its deposit rate structure coupled with the Bank’s marketing efforts to attract local deposits and fund its loan growth. At December 31, 2005, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 15.6%, while MMDAs, NOWs and regular savings made up approximately 44.6%, certificates of deposit under $100,000 comprised approximately 18.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 21.1%. At December 31, 2004, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 15.2%, while MMDAs, NOWs and regular savings made up approximately 42.3%, certificates of deposit under $100,000 comprised approximately 20.3%, and certificates of deposit and other time deposits of $100,000 or more comprised 22.2%.

The composition of total deposits for the last three years is presented in the following table:

	December 31,
	2005		2004		2003
	Amount	% Change from prior year end	Amount	% Change from prior year end	Amount	% Change from prior year end
	(Dollars in thousands)
Demand deposits	$70,784	8.29%	65,364	8.03%	60,507	13.91%
Interest bearing deposits:
NOWs	68,203	5.03%	64,938	-25.66%	87,353	26.69%
MMDAs	115,415	19.01%	96,983	22.95%	78,881	9.27%
Savings	19,573	-0.42%	19,656	9.04%	18,026	20.71%
Certificates of deposit under $100,000	84,967	-2.54%	87,185	2.09%	85,401	-4.95%
Certificates of deposit and other time deposits of $100,000 and over	96,053	0.88%	95,213	-8.34%	103,874	8.03%

Total interest bearing deposits	384,211	5.56%	363,975	-2.56%	373,535	9.20%

Total deposits	$454,995	5.98%	429,339	-1.08%	434,042	9.83%

The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the “Consolidated Average Balances, Interest Income/Expense and Yields/Rates” table immediately following:

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Twelve Months Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$275,972	18,390	6.66%	262,800	15,807	6.01%	256,431	16,299	6.36%
Investment securities:
Taxable	234,577	9,475	4.04%	252,482	9,821	3.89%	214,109	8,225	3.84%
Tax-exempt (2)	44,892	2,814	6.27%	33,307	2,148	6.45%	7,093	476	6.71%

Total investment securities	279,469	12,289	4.40%	285,789	11,969	4.19%	221,202	8,701	3.93%
Federal funds sold	8,254	261	3.16%	8,819	118	1.34%	8,130	92	1.13%
Interest-earning deposits with other banks	1,276	38	2.98%	955	13	1.36%	797	10	1.25%

Total interest-earning assets	564,971	30,978	5.48%	558,363	27,907	5.00%	486,560	25,102	5.16%
Allowance for loan losses	(3,722)			(4,378)			(4,918)
Cash and due from banks	11,985			11,078			12,838
Premises and equipment	2,559			2,764			3,077
Rental property, net	1,297			1,376			1,475
Other assets	22,857			21,106			17,796

Total assets	$599,947			590,309			516,828

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
NOWs	$66,472	1,201	1.81%	76,313	864	1.13%	75,307	959	1.27%
Savings and money market	121,961	2,962	2.43%	118,218	1,723	1.46%	91,738	1,456	1.59%
Certificates of deposits less than $100,000	86,670	3,296	3.80%	87,581	2,937	3.35%	87,621	3,057	3.49%
Certificates of deposits and other time deposits of $100,000 or more	100,213	3,061	3.05%	94,032	2,601	2.77%	97,615	3,076	3.15%

Total interest-bearing deposits	375,316	10,520	2.80%	376,144	8,125	2.16%	352,281	8,548	2.43%
Federal funds purchased and securities sold under agreements to repurchase	2,675	91	3.40%	2,632	32	1.22%	4,279	48	1.12%
Other borrowed funds	105,431	4,710	4.47%	103,345	4,351	4.21%	59,201	2,826	4.77%

Total interest-bearing liabilities	483,422	15,321	3.17%	482,121	12,508	2.59%	415,761	11,422	2.75%
Noninterest-bearing deposits	68,408			62,900			55,005
Accrued expenses and other liabilities	2,758			3,803			5,843
Stockholders’ equity	45,359			41,485			40,219

Total liabilities and stockholders’ equity	$599,947			590,309			516,828

Net interest income		$15,657			$15,399			$13,680

Net yield on total interest-earning assets			2.77%			2.76%			2.81%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more:

Maturities of Time Deposits over $100,000 December 31, 2005
(Dollars in thousands)
Three months or less	$8,328
After three within six months	12,976
After six within twelve months	23,315
After twelve months	51,434
Total	$96,053

Weighted Average rate on time deposits of $100,000 or more at period end	3.83%

Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates.

Year ended December 31	Maximum Outstanding at any Month-end	Average Balance	Interest Rate During Year	Ending Balance	Weighted Average Interest Rate at Year-end
(Dollars in thousands)
2005	$4,078	$2,502	3.18%	$1,731	3.91%
2004	7,613	2,525	1.20%	7,613	2.23%
2003	8,493	3,192	1.02%	6,654	0.89%

(1)	Consists of securities sold under agreements to repurchase.

Other Borrowed Funds and Contractual Obligations

Other borrowed funds consist of Federal Home Loan Bank advances. The following table outlines the Company’s other borrowed funds and contractual obligations as of December 31, 2005:

		Payments Due by Period
	Total	Less than one year	Over one to three years	One to five years	After five years
	(In thousands)
Securities sold under agreements to repurchase	$1,731	$1,731	$—	$—	$—
FHLB advances	98,205	18	10,037	25,036	63,114
Operating lease obligations	874	327	441	106	—
Note payable to trust	7,217	—	—	—	7,217

Total	$108,027	$2,076	$10,478	$25,142	$70,331

Note Payable to Trust

The Company has a wholly owned Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7.0 million in preferred trust securities. The Company obtained these proceeds through a note payable to trust (junior subordinated debentures). As of December 31, 2005 and 2004, $7,000,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. Under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46) and Revised Amendment to FIN 46 (FIN 46R), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve on March 1,

2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. The Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities did not adversely affect the Company and the Bank’s regulatory capital and the Company and the Bank’s capital ratios remained at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The financial instruments whose contract amounts represent credit risk as of December 31, 2005 are as follows:

Commitments to extend credit	$50,252,000
Standby letters of credit	5,788,000

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

Capital Resources and Stockholders’ Equity

The Company’s consolidated stockholders’ equity was $43,954,000 and $44,504,000 at December 31, 2005 and 2004, respectively, a decrease of $550,000 or 1.2%. The decrease in stockholders’ equity for 2005 is mainly due to a decrease in the fair value of investment securities available for sale as well as cash dividends paid in 2005. This is offset by net earnings for 2005. The increase in stockholders’ equity for 2004 is mainly due to an increase in net earnings and the fair value of investment securities available for sale. This is offset by cash dividends for 2004. The Company has funded its capital growth primarily through retained earnings since its 1995 common stock offering. The Company has $7.0 million of trust preferred securities that count as Tier 1 Capital for regulatory purposes. See “SUPERVISION AND REGULATION.”

During 2005, cash dividends of $2,220,000 or $0.58 per share, were declared on the Common Stock as compared to $1,934,000 or $0.50 per share, in 2004. The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is important to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See “SUPERVISION AND REGULATION.”

Certain financial ratios for the Company for the last three years are presented in the following table:

	Equity and Asset Ratios December 31,
	2005	2004	2003
Return on average assets	1.08%	1.10%	1.05%
Return on average equity	14.26%	15.69%	13.47%
Dividend payout ratio	34.32%	29.76%	34.53%
Average equity to average asset ratio	7.56%	7.03%	7.78%

The Bank is subject to the regulatory capital requirements administered by the Federal Reserve and the Company must maintain capital required by the Alabama Superintendent. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject. See “SUPERVISION AND REGULATION.”

The following table sets forth the Bank’s actual capital levels and the related required capital levels at December 31, 2005:

	Actual Capital Amount	Actual Ratio	Required Capital Amount	Required Ratio
	(Dollars in thousands)

Tier 1 risk-based capital	$53,003	15.22%	$13,925	> 4%
Leverage ratio	53,003	8.78%	24,251	3 -5%
Total risk-based capital	56,846	16.33%	27,851	> 8%

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

Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. This line is collateralized by a blanket lien against the Bank’s one-to-four family residential mortgage loans and investment securities. At December 31, 2005, the Bank had $98,205,000 in advances from FHLB.

Net cash provided by operating activities of $7,877,000 for the twelve months ended December 31, 2005 consisted primarily of net earnings of $6,470,000. In addition, the Company had $87,110,000 in proceeds from the sale of loans that were originated for resale. This was offset by $86,400,000 in loans were originated for resale. Net cash used in investing activities of $26,725,000 principally resulted from investment securities purchases of $72,388,000 and an increase in loans of $25,609,000. This is offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $39,055,000 and proceeds from sales of investment securities available for sale of $33,346,000. The $16,358,000 in net cash provided by financing activities resulted primarily from an increase of $20,236,000 in interest-bearing deposits and an increase of $5,421,000 in non-interest bearing deposits. In addition, securities sold under agreements to repurchase decreased by $5,882,000 and the Company paid cash dividends of $2,220,000.

The Company depends mainly on dividends, management fees and lease payments from the Bank for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $3,199,000, $2,237,000, and $1,870,000 in cash dividends for 2005, 2004, and 2003 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to the fee an unaffiliated vendor would receive. In addition, the Bank leases premises and equipment from the Company for its operations. Leases between the Bank and the Company are based on the same terms and conditions as leases to unaffiliated parties leasing space in the same building. The Bank paid the Company $17,000 and $27,000 in management fees for the years ended December 31, 2005 and 2004, respectively. The Bank also paid $180,000 and $188,000 in lease payments for the years ended December 31, 2005 and 2004, respectively. These funds were used to pay operating expenses and fund dividends to the Company’s shareholders. In addition, the Bank makes transfers to the Company, under its Tax Sharing Agreement, for payment of consolidated tax obligations. The Tax Sharing Agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each subsidiary based on their individual tax positions as if each entity filed a separate tax return.

The Bank has increased its loan to deposit ratio to 61.99% at December 31, 2005 from 58.49% at December 31, 2004. The Bank has been monitoring its liquidity, and has sought to better price its loans consistent with its costs of funds and the Bank’s assessment of potential credit risk.

Interest Rate Sensitivity Management

An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank’s Asset/Liability Management Committee (“ALCO Committee”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap (“GAP”). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank’s balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO Committee has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 10.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2005, the Bank’s net interest income would increase approximately 2.36% in a falling rate environment and would decrease approximately 0.95% in a rising rate environment. Interest rate scenario models are prepared using software created and licensed by The Bankers Bank.

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

	Interest Sensitivity Analysis December 31, 2005
	Immediate	One to Three Months	Four to Twelve Months	One to Five Years	Over Five Years and Non-rate Sensitive	Total
	(In thousands)
Earning Assets:
Loans (1)	$—	148,768	31,471	95,630	7,590	283,459
Taxable investment securities	—	18,323	24,118	115,200	68,281	225,922
Tax-exempt investment securities	—	—	480	8,898	39,660	49,038
Federal funds sold	10,237	—	—	—	—	10,237
Interest-earning deposits with other banks	2,141	—	—	—	—	2,141

Total interest-earning assets	12,378	167,091	56,069	219,728	115,531	570,797

Interest-bearing liabilities:
NOW	—	35,219	5,220	27,764	—	68,203
Savings and money market	—	116,396	2,943	15,649	—	134,988
Certificates of deposits less than $100,000	6,881	10,590	30,739	36,757	—	84,967
Certificates of deposits and other time deposits of $100,000 or more	8,378	6,470	33,467	47,738	—	96,053
Federal funds purchased and securities sold under agreements to repurchase	1,731	—	—	—	—	1,731
Other borrowed funds	—	—	10,000	25,000	63,205	98,205

Total interest-bearing liabilities	16,990	168,675	82,369	152,908	63,205	484,147

Interest sensitivity gap	(4,612)	(1,584)	(26,300)	66,820	52,326	86,650

Cumulative interest sensitivity gap	$(4,612)	(6,196)	(32,496)	34,324	86,650

(1)	includes loans held for sale

The interest sensitive assets at December 31, 2005, that reprice or mature within 12 months were $235,538,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $268,034,000. At December 31, 2005, the 12 month cumulative GAP position was a negative $32,496,000 resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of 0.88%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options of repricing opportunities in the balance sheet. Therefore, ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements.

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

The Bank’s Asset Liability Management Policy states that establishing limits on interest rate swaps, caps and floors can be somewhat confusing or misleading since the notional amount by which these instruments are expressed is never exchanged between counterparties and therefore is not “at risk.” Furthermore, since they represent tools used by ALCO Committee to manage imbalances in the Bank’s balance sheet in a prudent and cost effective manner, the appropriate volume of swaps for the Bank is not static; it changes with elements such as the economic environment, the capital position and the ability to efficiently replicate hedging actions in the cash markets. The Bank endeavors to limit outstanding notional value of cash contracts executed for purposes of managing net interest income to 25% of total assets as reported in the most recent quarterly call report. Notional value of cash contracts executed with one counterparty are limited to 10% of total assets as reported in the Bank’s most recent quarterly call report.

As of December 31, 2005 and 2004, the Company had a cash flow hedge with a notional amount of $10 million for the purpose of converting the interest payments on floating rate money market accounts to a fixed rate. The Company started exchanging payments in March 2005 for this interest rate swap based on the three month Treasury bill investment rate. The Company recorded a liability for this swap of $8,000 and $216,000 for the years ended December 31, 2005 and 2004, respectively. This interest rate swap will mature in July 2007. There was not any material hedge ineffectiveness from this cash flow hedge recognized in the income statement.

Effects of Inflation and Changing Prices

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and such increases likely will reduce the Company’s volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

Pending Accounting Pronouncements

On November 13, 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 31, 2003, for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. In 2005, the FASB issued FASB Staff Position (“FSB”) No 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which nullifies certain provisions of EITF Issue No. 03-1, while retaining the disclosure requirements that have been previously adopted by the Company. The adoption of FSB No. 115-1 did not have a material impact on the Company’s financial statements.

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

On April 14, 2005, the SEC amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005.

On March 25, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides guidance regarding the valuation of share-based payment arrangements, the classification of compensation expense, financial measures which do not follow accounting principles generally accepted in the United States (“GAAP”), first-time adoption of SFAS

No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption to SFAS No. 123R. The Company adopted SFAS 123R on January 1, 2006 and its adoption did not have a material impact on the consolidated balance sheets or statements of earnings for the Company.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-03 does not apply to loans originated by the entity. SOP 03-03 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption was encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The Company does not believe the determination of the impact on its financial statements will be meaningful until the Company completes a business combination with a financial institution and/or acquires a future loan portfolio.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements and changes in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of SFAS No. 154 to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

Results of Operations

Net Earnings

Net earnings decreased $40,000 or 0.6% to $6,470,000 during 2005 from $6,510,000 for the year ended December 31, 2004. Basic income per share was $1.69 and $1.68 for 2005 and 2004, respectively, an increase of 0.6%. Comparatively, net earnings during 2004 increased $1,091,000 or 20.1% to $6,510,000 from the 2003 total of $5,419,000, while basic income per share increased $0.29 per share to $1.68 for 2004 from a 2003 per share total of $1.39.

Net earnings decreased slightly in 2005. This decrease in net earnings for 2005 is attributable to a decrease in noninterest income. This is offset by an increase in net interest income and a decrease in noninterest expense and provision for loan losses. The increase in net earnings for 2004 is attributable to an increase in net interest income, noninterest income and a decrease in provision for loan losses offset by an increase in noninterest expense. In addition, the results of the twelve months ended December 31, 2004 reflect a gain of $566 thousand, net of applicable income tax effects, upon the sale of a private equity investment.

Net Interest Income

Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company’s earnings. Net interest income was $14,702,000 for the year ended December 31, 2005. This increase of $33,000 or 0.2% over 2004 is due to increases in average interest earning assets and the net yield on total interest earning assets of 1 basis point to 2.77%.

Net interest income was $14,669,000 for the year ended December 31, 2004. This increase of $1,151,000 or 8.5% over 2003 is due to an increase in average interest earning assets offset by a decrease in the net yield on total interest earning assets of 5 basis points to 2.76%.

The Company uses interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net decrease in net interest income of $73,000 for 2005 and increases in net interest income of $65,000 and $220,000 for 2004 and 2003, respectively. At December 31, 2005 and 2004, the Company had one interest rate swap that was accounted for as a cash flow hedge. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments. However, there can be no assurance that such transactions will positively affect earnings. See “— INTEREST RATE SENSITIVITY MANAGEMENT” the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table appearing elsewhere herein and the “RATE/VOLUME VARIANCE ANALYSIS” tables immediately following.

Rate/Volume Variance Analysis

	Change Due to
Taxable-Equivalent Basis (1)(2) Years Ended December 31, 2005 Compared to 2004	Net Change	Rate	Volume	Rate/ Volume
	(In thousands)
Earning Assets:
Loans	$2,583	1,706	792	85
Investment securities:
Taxable	(346)	377	(696)	(27)
Tax-exempt	666	(60)	747	(21)

Total investment securities	320	317	51	(48)
Federal funds sold	143	161	(8)	(10)
Interest earning deposits with other banks	25	16	4	5

Total earning assets	$3,071	2,200	839	32

Interest bearing liabilities:
Deposits:
NOWs	$337	515	(111)	(67)
Savings and money market	1,239	1,148	55	36
Certificates of deposit less than $100,000	359	394	(31)	(4)
Certificates of deposit and other time deposits of $100,000 or more	460	271	171	18

Total interest bearing deposits	2,395	2,328	84	(17)
Federal funds purchased and securities sold under agreements to repurchase	60	58	1	1
Other borrowed funds	358	265	88	5

Total interest bearing liabilities	$2,813	2,651	173	(11)

(1)	For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2)	The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate, in proportion to the relationship of the absolute dollar amounts of the change in each.

Rate/Volume Variance Analysis

	Change Due to
Taxable-Equivalent Basis (1)(2) Years Ended December 31, 2004 Compared to 2003	Net Change	Rate	Volume	Rate/ Volume
	(In thousands)
Earning Assets:
Loans	$(492)	(875)	405	(22)
Investment securities:
Taxable	1,596	103	1,474	19
Tax-exempt	1,672	(16)	1,749	(61)

Total investment securities	3,268	87	3,223	(42)
Federal funds sold	26	17	8	1
Interest earning deposits with other banks	3	1	2	—

Total earning assets	$2,805	(770)	3,638	(63)

Interest bearing liabilities:
Deposits:
NOWs	$(95)	(107)	13	(1)
Savings and money market	267	(119)	420	(34)
Certificates of deposit less than $100,000	(120)	(119)	(1)	—
Certificates of deposit and other time deposits of $100,000 or more	(475)	(376)	(113)	14

Total interest bearing deposits	(423)	(721)	319	(21)
Federal funds purchased and securities sold under agreements to repurchase	(16)	4	(18)	(2)
Other borrowed funds	1,525	(334)	2,108	(249)

Total interest bearing liabilities	$1,086	(1,051)	2,409	(272)

(1)	For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2)	The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate, in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest Income

Interest income is a function of the volume of interest-earning assets and their related yields. Interest income was $30,022,000, $27,177,000 and $24,940,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in interest income during 2005 resulted primarily from an increase in the average volume outstanding of loans and an increase in yields for all components of interest earning assets. Average interest-earning assets increased $6,608,000 or 1.2% during 2005, compared to an increase of $71,803,000 or 14.8% during 2004, while the fully taxable equivalent yields on average earning assets increased 48 basis points in 2005 after decreasing 16 basis points in 2004. The combination of these factors resulted in an increase in interest income of $2,845,000 or 10.5% for 2005 and an increase of $2,237,000 or 9.0% during 2004. See “—CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” and THE “RATE/VOLUME VARIANCE ANALYSIS” tables.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $18,390,000, $15,807,000 and $16,299,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These levels reflected an increase of

$2,583,000 or 16.3% during 2005, and a decrease of $492,000 or 3.0% during 2004. The increase in 2005 is due to an increase in the fully taxable equivalent yield on loans and an increase in the average volume outstanding on loans. The decrease in 2004 is due to a decrease in the fully taxable equivalent yield on loans offset by an increase in the average volume outstanding on loans. The level of average balances has increased to $275,972,000 in 2005 from $262,800,000 in 2004 and $256,431,000 for 2003. The fully taxable equivalent yield on loans increased 65 basis points to 6.66% in 2005, and decreased 35 basis points to 6.01% in 2004 from the 2003 average yield of 6.36%.

Interest income on investment securities increased $93,000 or 0.8% to $11,333,000 in 2005, following an increase of $2,701,000 or 31.6% to $11,240,000 in 2004 from $8,539,000 in 2003. The 2005 increase was due to an increase in the yield of 21 basis points offset by a $6,320,000 decrease in average volume outstanding compared to 2004 levels. The 2004 increase was due to a $64,587,000 increase in average volume outstanding and an increase in yield of 26 basis points compared to 2003 levels. The fully taxable equivalent yields on investment securities were 4.40% in 2005, 4.19% in 2004 and 3.93% in 2003. See “FINANCIAL CONDITION—INVESTMENT SECURITIES.”

Interest Expense

Total interest expense was $15,321,000, $12,508,000 and $11,422,000 for the years ended December 31, 2005, 2004 and 2003 respectively, representing an increase of $2,813,000 or 22.5% during 2005 and an increase of $1,086,000 or 9.5% during 2004. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $483,422,000 in 2005 from $482,121,000 in 2004 and $415,761,000 in 2003. The rates paid on these liabilities increased 58 basis points in 2005 to 3.17% after decreasing 16 basis points to 2.59% during 2004 from 2.75% in 2003.

Interest on deposits, the primary component of total interest expense, increased $2,395,000 to $10,520,000 or 29.5% during 2005 from $8,125,000 in 2004, which in turn represented a $423,000 or 4.9% decrease from the 2003 level of $8,548,000. The average balance outstanding of interest-bearing deposits has decreased slightly to the 2005 level of $375,316,000 as compared to $376,144,000 in 2004 and $352,281,000 in 2003. The average rates paid on interest-bearing deposits were 2.80%, 2.16% and 2.43% for 2005, 2004 and 2003, respectively.

Interest expense on borrowed funds was $4,710,000 in 2005, $4,352,000 in 2004 and $2,826,000 in 2003. These levels represent an increase of $358,000 or 8.2% during 2005, and an increase of $1,526,000 or 54.0% during 2004. The 2005 increase is due to an increase in interest rates on FHLB advances. The 2004 increase is due to additional FHLB advances as part of the leverage transaction when the Company’s subsidiary issued trust preferred securities in November 2003.

Provision for Loan Losses

During 2005, the Company made a total provision for loan losses of $485,000 based on management’s reviews and assessments of the risks in the loan portfolio, the amount of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. During 2004 and 2003, the Company made total provisions for loan losses of $600,000 and $675,000, respectively. The decrease in 2005 and 2004 are due to improved performance in the loan portfolio. Despite loan growth in 2005, the provision for loan losses also decreased due to the decrease in charge-offs compared to 2004. See “FINANCIAL CONDITION — ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Noninterest Income

Noninterest income decreased $644,000 or 9.3% to $6,271,000 for the year ended December 31, 2005, from the 2004 total of $6,915,000, which in turn represented an increase of $142,000 or 2.1% from the total of $6,773,000 for 2003.

Service charges on deposit accounts increased $7,000 or 0.5% during 2005 to $1,497,000 and decreased $7,000 or 0.5% in 2004 to $1,490,000 from $1,497,000 in 2003. Service charge income remained fairly stable in 2005, 2004 and 2003.

Net gains from investment securities decreased $722,000 or 98.5% to $11,000 for the year ended December 31, 2005, from the 2004 total of $733,000. This decrease is primarily due to a gain of $566 thousand in 2004, net of applicable income tax effects, upon the sale of a private equity investment.

Other noninterest income increased $70,000 or 1.5% to $4,762,000 in 2005 from $4,692,000 in 2004. Comparatively, the 2004 total represented an increase of $411,000 or 9.6% from $4,281,000 in 2003. The increase in 2005 was primarily due to a $321,000 increase in the gain on sale of mortgage loans. This is somewhat offset by a $293,000 decrease in MasterCard/VISA discounts and fees. This decrease is due to the Company moving its MasterCard/VISA merchant processing to a third party in mid 2005. The increase in 2004 was primarily due to an increase of $280,000 in MasterCard/VISA discounts and fees due to an increase in transaction volume and fees, $73,000 in servicing fees and $132,000 in dividends from stock in other companies. These increases were offset by a decrease of $336,000 on the gains on the sale of mortgage loans. See “ITEM 1 – BUSINESS SERVICES.”

Noninterest Expense

Total noninterest expense was $11,809,000 for 2005, $12,125,000 for 2004, and $11,914,000 for 2003 reflecting a decrease of $316,000 or 2.6% for 2005, and an increase of $211,000 or 1.8% for 2004.

Salaries and benefits increased $66,000 or 1.2% to $5,453,000 for the year ended December 31, 2005, and increased $636,000 or 13.4% to $5,387,000 for the year ended December 31, 2004, from the 2003 total of $4,751,000. At December 31, 2005, the Company had 133 full-time equivalent employees, a number which has remained fairly stable compared to 135 and 133 for 2004 and 2003, respectively. The increase in salary and benefit expenses for 2005 and 2004 was primarily due to merit raises and the cost of benefits associated with such increases.

Net occupancy expense was $1,079,000, $1,234,000 and $1,251,000 for 2005, 2004 and 2003, respectively, representing a decrease of $155,000 or 12.6% in 2005 and a decrease of $17,000 or 1.4% in 2004 over the previous year’s levels. The 2005 decrease is primarily due to a decrease in technology lease payments. The 2004 decrease is due to a decrease in furniture and equipment depreciation, computer hardware maintenance and technology lease payments. These decreases are offset by an increase in furniture and equipment service contracts and building lease payments.

Other noninterest expense was $5,277,000 for 2005, $5,504,000 for 2004, and $5,912,000 for 2003. These levels represent a decrease of $227,000 or 4.1% in 2005 and a decrease of $408,000 or 6.9% in 2004 over the respective previous year. The 2005 decrease is primarily due to a $263,000 decrease in MasterCard/VISA processing expense as a result of the Company moving its MasterCard/VISA processing to a third party in mid 2005 as mentioned above. The 2004 decrease was mainly due to the early prepayment penalty paid in 2003 of $715,000 to refinance $10 million in FHLB advances. This decrease was offset by an increase of $296,000 in the MasterCard/VISA transaction volume mentioned above from the same period of 2003. See “SUPERVISION AND REGULATION—FDIC INSURANCE ASSESSMENTS.”

Income Taxes

The Company’s income tax expense was $2,209,000, $2,349,000 and $2,283,000 in 2005, 2004 and 2003, respectively. These levels represent an effective tax rate on pre-tax earnings of 25.5% for 2005, 26.5% for 2004, and 29.6% for 2003. The effective tax rate has decreased due to the purchase of tax-exempt securities as part of the leverage transaction when the Company’s subsidiary issued trust preferred securities in November 2003. Details of the tax provision for income taxes are included in Note 12, “Income Tax Expense” in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, with respect to the Company, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although the Company manages other risk, such as credit and liquidity, management considers interest rate risk to be the more significant market risk and such risk could potentially have the largest material effect on the Company’s financial condition. Further, the Company believes the potential reduction of net interest income may be more significant than the effect of reduced fair market values. The Company does not maintain a trading portfolio, or deal in international instruments; therefore, it is not exposed to risks related to trading activities or foreign currencies.

The Company’s interest rate risk management is the responsibility of the ALCO Committee. ALCO Committee has established policies and limits to monitor, measure and coordinate the Company’s sources, uses and pricing of funds.

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

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and expense associated with the Company’s interest sensitive assets and liabilities also change, thereby impacting net interest income, the primary component of the Company’s earnings. ALCO Committee utilizes the results of the simulation model and the Economic Value of Equity report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

The Company makes use of interest rate contracts to protect its net interest income against changes in interest rates. At December 31, 2005, the Company had an interest rate swap agreement with a notional value of $10.0 million. This contract was negotiated to protect the Company’s balance sheet against a fall or rise in interest rates. The effect of this instrument is considered in the simulation models.

Currently the Company’s income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual increase or decrease in interest rates of 200 basis points. Given this scenario, the Company had, at year-end, a slight exposure to rising rates.

The following chart reflects the Company’s sensitivity to changes in interest rates as of December 31, 2005. Numbers are based on the December balance sheet and assume paydowns and maturities of both assets and liabilities are reinvested based on growth assumptions provided by the Company. The same growth and interest rate assumptions are used in the base, up 200 basis points, and down 200 basis points scenarios.

INTEREST RATE RISK

Income Sensitivity Summary

Interest Rate Scenario (000)

(Dollars in thousands)

	-200 BP	Base	+200 BP
Year 1 Net Interest Income	14,552	14,216	14,081
$ Change Net Interest Income	336	—	(135)
% Change Net Interest Income	2.36%	—	(0.95)%

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

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO Committee might take in responding to or anticipating changes in interest rates. See the “INTEREST SENSITIVITY ANALYSIS” table.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data contained within this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Director of Financial Operations (DFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is set forth under the headings “Proposal One: Election of Directors - Information about Nominees for Directors and Executive Officers,” “Additional Information Concerning the Company’s Board of Directors and Committees,” “Executive Officers - General” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Additional Information Concerning the Company’s Board of Directors and Committees – Board Compensation,” “Executive Officers,” “Compensation Committee Report” and “Performance Graph” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth under the headings “Proposal One: Election of Directors - Information about Nominees for Directors and Executive Officers” and “Principal Shareholders” in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,000	$13.39	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,000	$13.39	—

The Company’s Long Term Incentive Plan expired on May 10, 2004. No new plans have been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is set forth under the heading “Certain Transactions and Business Relationships” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth under the heading “Independent Public Accountants” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of all Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statement of Earnings for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Notes to the Consolidated Financial Statements

(b) Exhibits

	3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Bylaws of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Annual Report on Form 10K, dated March 30, 2004 (File No. 000-26486)).

*10.1.	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

*10.3.	Summary of Descriptions of Director and Executive Compensation.

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Director of Financial Operations pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

*	Indicates management contracts and compensatory plans and arrangements

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore have been omitted.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three–year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Birmingham, Alabama

March 24, 2006

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks (note 2)	$13,704,096	9,037,412
Federal funds sold	10,237,409	17,394,000

Cash and cash equivalents	23,941,505	26,431,412

Interest-earning deposits with other banks	2,140,856	705,296
Investment securities held to maturity (fair value of $636,962 and $822,290 for December 31, 2005 and 2004, respectively) (note 3)	633,478	808,607
Investment securities available for sale (note 3)	274,327,424	281,390,464
Loans held for sale (note 4)	1,400,269	7,813,539
Loans (note 4)	282,059,247	251,129,295
Less allowance for loan losses	(3,843,374)	(3,455,515)

Loans, net	278,215,873	247,673,780

Premises and equipment, net (note 5)	2,428,619	2,679,305
Rental property, net (note 6)	1,236,583	1,330,180
Other assets (note 3)	23,829,154	22,328,726

Total assets	$608,153,761	591,161,309

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$70,784,282	65,363,613
Interest-bearing (note 7)	384,211,006	363,975,157

Total deposits	454,995,288	429,338,770
Securities sold under agreements to repurchase (note 8)	1,731,391	7,612,922
Other borrowed funds (note 9)	98,205,256	98,223,505
Note payable to trust (note 10)	7,217,000	7,217,000
Accrued expenses and other liabilities	2,050,348	4,264,864

Total liabilities	564,199,283	546,657,061

Stockholders’ equity (notes 16 and 17):
Preferred stock of $0.01 par value. Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value. Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,734,425	3,723,578
Retained earnings	46,918,896	42,669,061
Accumulated other comprehensive loss, net of tax	(3,981,772)	(361,109)
Less treasury stock, at cost – 162,119 shares and 110,274 shares for December 31, 2005 and 2004, respectively	(2,756,642)	(1,566,853)

Total stockholders’ equity	43,954,478	44,504,248
Commitments and contingencies (note 14)

Total liabilities and stockholders’ equity	$608,153,761	591,161,309

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Earnings

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Interest and dividend income:
Loans, including fees	$18,389,970	15,806,642	16,299,018
Investment securities:
Taxable	9,475,483	9,821,817	8,224,739
Tax-exempt	1,857,737	1,417,907	313,880
Federal funds sold	260,989	118,321	92,498
Interest-earning deposits with other banks	38,204	12,634	10,002

Total interest and dividend income	30,022,383	27,177,321	24,940,137

Interest expense:
Deposits (note 7)	10,519,733	8,124,708	8,547,949
Securities sold under agreements to repurchase and federal funds purchased (note 8)	90,871	32,032	47,901
Other borrowings (note 9)	4,710,160	4,351,595	2,825,987

Total interest expense	15,320,764	12,508,335	11,421,837

Net interest income	14,701,619	14,668,986	13,518,300
Provision for loan losses (note 4)	485,000	600,000	675,000

Net interest income after provision for loan losses	14,216,619	14,068,986	12,843,300

Noninterest income:
Service charges on deposit accounts	1,497,117	1,489,612	1,496,680
Investment securities gains, net (note 3)	11,306	733,428	994,699
Other (note 18)	4,762,226	4,692,022	4,281,260

Total noninterest income	6,270,649	6,915,062	6,772,639

Noninterest expense:
Salaries and benefits (note 13)	5,453,386	5,386,800	4,751,166
Net occupancy expense	1,078,826	1,234,234	1,251,128
Other (note 18)	5,276,577	5,504,002	5,911,690

Total noninterest expense	11,808,789	12,125,036	11,913,984

Earnings before income taxes	8,678,479	8,859,012	7,701,955
Income tax expense (note 12)	2,208,916	2,349,236	2,283,435

Net earnings	$6,469,563	6,509,776	5,418,520

Earnings per share – basic	1.69	1.68	1.39

Earnings per share – diluted	1.69	1.68	1.39

Weighted average shares outstanding – basic	3,830,002	3,870,198	3,894,969

Weighted average shares outstanding – diluted	3,830,794	3,871,273	3,895,728

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2005, 2004, and 2003

		Common stock
	Comprehensive income	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balances at December 31, 2002		3,957,135	39,571	3,708,443	34,543,870	1,842,099	(551,559)	39,582,424
Comprehensive income:
Net earnings	$5,418,520	—	—	—	5,418,520	—	—	5,418,520
Other comprehensive loss due to unrealized loss on investment securities available for sale, net (note 11)	(2,670,915)	—	—	—	—	(2,670,915)	—	(2,670,915)

Total comprehensive income	$2,747,605

Cash dividends paid ($0.48 per share)		—	—	—	(1,869,561)	—	—	(1,869,561)
Purchase of treasury stock (3,000 shares)		—	—	—	—	—	(61,262)	(61,262)
Sale of treasury stock (750 shares)		—	—	3,803	—	—	4,875	8,678

Balances at December 31, 2003		3,957,135	39,571	3,712,246	38,092,829	(828,816)	(607,946)	40,407,884
Comprehensive income:
Net earnings	$6,509,776	—	—	—	6,509,776	—	—	6,509,776
Other comprehensive income due to unrealized income on investment securities available for sale and derivatives, net (note 11)	467,707	—	—	—	—	467,707	—	467,707

Total comprehensive income	$6,977,483

Cash dividends paid ($0.50 per share)		—	—	—	(1,933,544)	—	—	(1,933,544)
Purchase of treasury stock (3,000 shares)		—	—	—	—	—	(972,394)	(972,394)
Sale of treasury stock (750 shares)		—	—	11,332	—	—	13,487	24,819

Balances at December 31, 2004		3,957,135	39,571	3,723,578	42,669,061	(361,109)	(1,566,853)	44,504,248
Comprehensive income:
Net earnings	$6,469,563	—	—	—	6,469,563	—	—	6,469,563
Other comprehensive loss due to unrealized loss on investment securities available for sale and derivatives, net (note 11)	(3,620,663)	—	—	—	—	(3,620,663)	—	(3,620,663)

Total comprehensive income	$2,848,900

Cash dividends paid ($0.58 per share)		—	—	—	(2,219,728)	—	—	(2,219,728)
Purchase of treasury stock (53,745 shares)		—	—	—	—	—	(1,202,139)	(1,202,139)
Sale of treasury stock (1,900 shares)		—	—	10,847	—	—	12,350	23,197

Balances at December 31, 2005		3,957,135	$39,571	3,734,425	46,918,896	(3,981,772)	(2,756,642)	43,954,478

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$6,469,563	6,509,776	5,418,520
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	444,200	492,732	557,146
Net amortization of investment security discounts/premiums	994,182	1,246,042	1,711,893
Provision for loan losses	485,000	600,000	675,000
Deferred tax (benefit) expense	(1,639,770)	(1,079,698)	427,704
Loans originated for resale	(86,399,869)	(63,708,998)	(107,507,779)
Proceeds from sale of loans originated for resale	87,109,550	66,309,410	108,656,026
Loss on sale of premises and equipment	2,661	2,305	34,693
(Gain) loss on sale and calls of investment securities	(11,306)	183,633	(994,699)
Gain on exchange of privately-held stock investment	—	(917,061)	—
(Gain) loss on sale of other real estate	(15,428)	6,984	70,694
(Increase) decrease in interest receivable	(253,802)	68,748	(273,677)
Decrease (increase) in other assets	1,058,393	991,820	(346,683)
Increase (decrease) in interest payable	234,986	(247,079)	(74,947)
(Decrease) increase in accrued expenses and other liabilities	(601,732)	1,954,272	(448,037)

Net cash provided by operating activities	7,876,628	12,412,886	7,905,854

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	33,346,426	77,533,760	82,443,026
Proceeds from maturities/calls/paydowns of investment securities available for sale	38,879,781	40,209,751	116,628,669
Purchases of investment securities available for sale	(72,388,252)	(115,486,766)	(305,345,720)
Proceeds from maturities/calls/paydowns of investment securities held to maturity	174,900	428,908	6,704,668
Net (increase) decrease in loans	(25,609,338)	(6,196,353)	801,520
Purchases of premises and equipment	(59,494)	(135,073)	(140,658)
Proceeds from sale of premises and equipment and other real estate	385,763	279,051	711,094
Additions to rental property	(15,129)	(11,499)	(5,806)
Net (increase) decrease in interest-earning deposits with other banks	(1,435,560)	(439,567)	332,691
Proceeds from sale of privately-held stock investment	—	(1,044,061)	—
Investment in FHLB stock	(3,700)	(683,000)	(2,240,000)

Net cash used in investing activities	(26,724,603)	(5,544,849)	(100,110,516)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	$5,420,669	4,856,468	7,387,766
Net increase (decrease) in interest-bearing deposits	20,235,849	(9,559,838)	31,463,010
Net (decrease) increase in securities sold under agreements to repurchase	(5,881,531)	958,590	(5,335,002)
Borrowings from FHLB	28,000,000	10,000,000	55,000,000
Repayments to FHLB	(28,018,249)	(10,018,250)	(10,043,250)
Repayments of other borrowed funds	—	(130,433)	(21,045)
Proceeds from the note payable to Trust	—	—	7,217,000
Purchase of treasury stock	(1,202,139)	(972,394)	(61,262)
Sale of treasury stock	23,197	24,819	8,678
Dividends paid	(2,219,728)	(1,933,544)	(1,869,561)

Net cash provided by (used in) financing activities	16,358,068	(6,774,582)	83,746,334

Net (decrease) increase in cash and cash equivalents	(2,489,907)	93,455	(8,458,328)
Cash and cash equivalents at beginning of year	26,431,412	26,337,957	34,796,285

Cash and cash equivalents at end of year	$23,941,505	26,431,412	26,337,957

Supplemental information on cash payments:
Interest paid	$15,085,778	12,755,414	11,496,784
Income taxes paid	3,292,413	1,843,388	1,918,796

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	285,834	338,825	185,236
Loans to facilitate the sale of other real estate	—	—	333,800
Loans held for sale transferred to loan portfolio	5,766,585	—	—

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

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

The Bank’s real estate loans are secured by real estate located principally in Lee County, Alabama and surrounding areas. In addition, foreclosed real estate owned by the Bank is typically located in this same area. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio and the recovery of real estate owned are susceptible to changes in market conditions in this area.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, AuburnBank.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

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

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity are recorded at principal amounts outstanding, net of unearned income and allowance for loan losses. Interest on loans is credited to income on the effective interest method. Throughout the periods of 2002-2005, the Company has reported its interest income on loans based on the effective interest method. In its annual report on Form 10-K for the year ended December 31, 2004, it was incorrectly stated in the footnotes to the financial statements that the Company used the simple interest method of recording interest income on loans. The Company actually used and continues to use the effective interest method of reporting interest income, which is the appropriate method under GAAP.

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

December 31, 2005, 2004, and 2003

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

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(h)	Rental Property

Rental property consists of land, buildings, furniture, fixtures, and equipment which are rented by the Company to the Bank and to unrelated other parties. Rental property is stated at cost less accumulated depreciation. Depreciation is computed principally on a straight–line method for buildings, furniture, fixtures, and equipment over the shorter of estimated useful lives of the assets or the lease period.

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

As of December 31, 2005 and 2004, the Company had a cash flow hedge with a notional amount of $10 million for the purpose of converting the interest payments on floating rate money market

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

accounts to a fixed rate. The Company started exchanging payments in March 2005 for this interest rate swap based on the three month Treasury bill investment rate. The Company recorded a liability for this swap of $8,000 and $216,000 for the years ended December 31, 2005 and 2004, respectively. This interest rate swap will mature in July 2007. There was not any material hedge ineffectiveness from this cash flow hedge recognized in the income statement. The Company had no fair value hedges at December 31, 2005 and 2004.

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

Basic earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. In May 1994, the Company reserved 450,000 shares of common stock for issuance under stock option plans. This plan expired in May 2004. During 2003, the Company granted 4,000 options with an exercise price of $13.39 which was equal to the closing market price on the date of grant. These options expire December 31, 2006. During 2002, the Company granted 3,000 options with an exercise price of $11.35 which was equal to the closing market price on the date of grant. These options expired on December 31, 2005. No options were granted in 2005 and 2004 or years previous to 2002.

A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three years ended December 31 is as follows:

	2005	2004	2003
Basic:
Net income	$6,469,563	6,509,776	5,418,520
Average common shares outstanding	3,830,002	3,870,198	3,894,969

Earnings per share	$1.69	1.68	1.39

Diluted:
Net income	$6,469,563	6,509,776	5,418,520
Average common shares outstanding	3,830,002	3,870,198	3,894,969
Dilutive effect of options issued	792	1,075	759

Average diluted shares outstanding	3,830,794	3,871,273	3,895,728

Earnings per share	$1.69	1.68	1.39

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The Company had no options that were issued and not included in the calculation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

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

The Company granted 4,000 options on January 1, 2003 with an exercise price of $13.39 which was equal to the closing market price on the date of grant. Each option had a fair value of $2.02, $2.06 and $3.51 at December 31, 2005, 2004 and 2003, respectively. These options vested on the date of grant and expire on December 31, 2006. During 2005, 2004 and 2003, 800, 800 and 200 options were exercised, respectively. In addition, 200 options expired in 2003. At December 31, 2005, 2,000 options were outstanding with a remaining contractual life of one year.

The Company granted 3,000 options on January 1, 2002 with an exercise price of $11.35 which was equal to the closing market price on the date of grant. These options expired on December 31, 2005. Each option had a fair value of $3.51 and $5.17 at December 31, 2004 and 2003, respectively. During 2005, 2004 and 2003, 1,100, 1,200, and 500 options were exercised, respectively.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock–based employee compensation:

	2005	2004	2003
	(In thousands, except per share data)
Net earnings – as reported	$6,469,563	6,509,776	5,418,520
Deduct:
Total stock–based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,588	7,738	17,740

Net earnings – pro forma	$6,466,975	6,502,038	5,400,780

Earnings per share – as reported
Basic	$1.69	1.68	1.39
Diluted	1.69	1.68	1.39
Earnings per share – pro forma
Basic	$1.69	1.68	1.39
Diluted	1.69	1.68	1.39

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The fair value of the 2003 option grant was estimated on the date of grant using the Black–Scholes option–pricing model with the following assumptions:

Options granted in 2003
Expected stock price volatility	33.22%
Risk free interest rate	4.42%
Expected life of options	1 year
Dividend yield	2.60%

(n)	Recent Accounting Pronouncements

On November 13, 2003, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This guidance was to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures were effective in annual financial statements for fiscal years ended after December 31, 2003, for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. In 2005, the FASB issued FASB Staff Position (FSB) No 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which nullifies certain provisions of EITF Issue No. 03-1, while retaining the disclosure requirements that have been previously adopted by the Company. The adoption of FSB No. 115-1 did not have a material impact on the Company’s financial statements.

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

On April 14, 2005, the SEC amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005.

On March 25, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides guidance regarding the valuation of share-based

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

payment arrangements, the classification of compensation expense, financial measures which do not follow accounting principles generally accepted in the United States (“GAAP”), first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption to SFAS No. 123R. The Company adopted SFAS 123R on January 1, 2006 and its adoption did not have a material impact on the consolidated balance sheets or statements of earnings for the Company.

Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03) addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-03 does not apply to loans originated by the entity. SOP 03-03 was effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption was encouraged. Specific transition guidance applies to certain loans that currently are within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The Company does not believe the determination of the impact on its financial statements will be meaningful until the Company completes a business combination with a financial institution and/or acquires a future loan portfolio.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements and changes in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle by requiring retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of SFAS No. 154 to have a material impact on the consolidated balance sheets or statement of earnings for the Company.

(o)	Reclassifications

Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.

(2)	Cash and Due from Banks

The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve requirements. There were no required balances as of December 31, 2005 and 2004.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(3)	Investment Securities

The amortized cost and fair value of investment securities at December 31, 2005, were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity:
State and political subdivisions	$355,000	—	—	355,000
Mortgage-backed securities	278,478	3,505	21	281,962

	$633,478	3,505	21	636,962

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$62,733,001	5,625	1,303,263	61,435,363
State and political subdivisions	48,888,702	371,986	223,081	49,037,607
Corporate securities	10,171,066	58,858	9,819	10,220,105
Collateralized mortgage obligations	17,036,006	938	487,540	16,549,404
Mortgage-backed securities	142,126,936	20,070	5,062,061	137,084,945

	$280,955,711	457,477	7,085,764	274,327,424

The composition of the investment securities with an unrealized loss position at December 31, 2005 is shown below including the investment securities with an unrealized loss of less than twelve months and twelve months or longer.

	Investments With an Unrealized Loss of Less than 12 Months		Investments With an Unrealized Loss of 12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies, excluding mortgage-backed securities	$15,278,527	188,598	43,151,212	1,114,665	58,429,739	1,303,263
State and political subdivisions	19,013,670	213,141	509,330	9,940	19,523,000	223,081
Corporate securities	1,000,000	9,819	—	—	1,000,000	9,819
Collateralized mortgage obligations	7,605,956	150,329	8,666,958	337,211	16,272,914	487,540
Mortgage-backed securities	47,299,320	1,255,935	86,933,037	3,806,147	134,232,357	5,062,082

	$90,197,473	1,817,822	139,260,537	5,267,963	229,458,010	7,085,785

Management evaluates securities when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than costs, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality. Since the Company has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The amortized cost and fair value of investment securities at December 31, 2004 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity:
State and political subdivisions	$362,000	—	—	362,000
Mortgage-backed securities	446,607	13,683	—	460,290

	$808,607	13,683	—	822,290

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$58,024,567	132,203	356,255	57,800,515
State and political subdivisions	41,570,722	839,681	21,730	42,388,673
Corporate securities	6,216,239	96,451	—	6,312,690
Collateralized mortgage obligations	17,632,426	4,168	123,327	17,513,267
Mortgage-backed securities	158,332,360	313,364	1,270,405	157,375,319

	$281,776,314	1,385,867	1,771,717	281,390,464

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The amortized cost and fair value of investment securities at December 31, 2005, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Fair value
Investment securities held to maturity:
Due after ten years	$355,000	355,000
Mortgage-backed securities	278,478	281,962

Total	$633,478	636,962

Investment securities available for sale:
Due after one year through five years	$38,376,163	37,562,396
Due after five years through ten years	24,704,654	24,276,655
Due after ten years	48,540,886	48,633,919

Subtotal	111,621,703	110,472,970

Corporate securities	10,171,066	10,220,105
Mortgage-backed securities	142,126,936	137,084,945
Collateralized mortgage obligations	17,036,006	16,549,404

Total	$280,955,711	274,327,424

Proceeds from the sale of investment securities available for sale during the years ended December 31, 2005, 2004, and 2003 were $33,346,426, $77,533,760, and $82,443,026, respectively. Gross gains of $123,208, $405,507, and $1,125,798 were realized on the sales for the years ended December 31, 2005, 2004, and 2003, respectively. Gross losses of $111,902, $589,140 and $131,099 were realized on the sales for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company sold a privately-held investment in 2004 for a realized gain of $917,061. Also in 2004, the Company sold its ownership in First Data stock and realized a loss of $214,818.

Investment securities with an aggregate fair value of $192,188,818 and $218,575,811 at December 31, 2005 and 2004, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

The Company maintains a diversified investment portfolio, including held to maturity and available–for–sale securities, with limited concentration in any given region, industry, or economic characteristic.

Included in other assets is stock in the Federal Home Loan Bank (FHLB) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $5,598,900 and $5,595,200 at December 31, 2005 and 2004, respectively.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(4)	Loans

At December 31, 2005 and 2004, the composition of the loan portfolio was as follows:

	2005	2004
Commercial, financial, and agricultural	$51,490,822	49,757,919
Leases – commercial	1,488,292	5,397,519
Real estate – construction:
Commercial	2,039,161	944,673
Residential	8,832,065	5,426,195
Real estate – mortgage:
Commercial	148,118,376	136,036,617
Residential	59,756,144	42,545,143
Consumer installment	10,334,387	11,021,229

Total loans	282,059,247	251,129,295

Less allowance for loan losses	3,843,374	3,455,515

Loans, net	$278,215,873	247,673,780

During 2005 and 2004, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2005 and 2004 amounted to $5,375,880 and $5,628,084, respectively. The change from 2004 to 2005 reflects payments of $6,908,305 and advances of $6,656,101. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Balance at beginning of year	$3,455,515	4,312,554	5,104,165
Provision charged to earnings	485,000	600,000	675,000
Loan recoveries	258,654	309,042	110,813
Loans charged off	(355,795)	(1,766,081)	(1,577,424)

Balance at end of year	$3,843,374	3,455,515	4,312,554

The Company had no impaired loans at December 31, 2005. At December 31, 2004, the Company had $677,252 of impaired loans with a related valuation allowance of $176,860.

For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans was $85,561, $339,593 and $1,408,378, respectively. The Company did not recognize any interest income on impaired loans in 2005 and 2004. The amount of interest income on impaired loans recognized during 2003 amounted to $48,817.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $108,441 and $710,649 at December 31, 2005 and 2004, respectively. Nonaccrual loans were $108,441 and $710,649, at December 31, 2005 and 2004, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $36,000, $92,000 and $180,000, in 2005, 2004, and 2003, respectively.

The Company had no real estate acquired by foreclosure at December 31, 2005. The Company had approximately $105,000 in real estate acquired by foreclosure at December 31, 2004.

The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to FNMA. The Company’s loan servicing portfolio consisted of 1,499 loans with an outstanding balance of $152,790,298; 1,518 loans with an outstanding balance of $154,020,527 and 1,409 loans with an outstanding balance of $139,684,559, as of December 31, 2005, 2004, and 2003, respectively.

(5)	Premises and Equipment

Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Land	$407,747	407,747
Buildings	3,047,875	3,002,703
Furniture, fixtures, and equipment	3,327,058	3,587,476

Total premises and equipment	6,782,680	6,997,926

Less accumulated depreciation	4,354,061	4,318,621

	$2,428,619	2,679,305

(6)	Rental Property

Rental property at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Land	$390,900	390,900
Buildings	2,207,869	2,201,144
Furniture, fixtures, and equipment	226,737	218,333

Total rental property	2,825,506	2,810,377

Less accumulated depreciation	1,588,923	1,480,197

	$1,236,583	1,330,180

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(7)	Interest–Bearing Deposits

At December 31, 2005 and 2004, the composition of interest–bearing deposits was as follows:

	2005	2004
NOW	$68,203,383	64,938,344
Money market	115,415,273	96,983,400
Savings	19,572,723	19,656,254
Certificates of deposit under $100,000	84,966,427	87,183,821
Certificates of deposit and other time deposits of $100,000 and over	96,053,200	95,213,338

	$384,211,006	363,975,157

Interest expense on certificates of deposit and other time deposits of $100,000 and over amounted to approximately $2,518,000, $2,322,000, and $2,954,000, in 2005, 2004, and 2003, respectively.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 2005:

Years ending December 31:
2006	$44,619,238
2007	21,224,211
2008	10,416,325
2009	12,103,012
2010	7,690,414
Thereafter	—

$96,053,200

During 2005 and 2004, certain executive officers and directors of the Company and Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits of these persons at December 31, 2005 and 2004 amounted to $11,142,655 and $12,919,323, respectively.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(8)	Securities Sold Under Agreements to Repurchase

The securities sold under agreements to repurchase at December 31, 2005, 2004 and 2003 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage–backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under agreements to repurchase as of and for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Weighted average borrowing rate at year end	3.91%	2.23%	0.89%
Weighted average borrowing rate during the year	3.18%	1.20%	1.02%
Average daily balance during the year	$2,502,058	2,524,643	3,192,075
Maximum month-end balance during the year	4,078,104	7,612,922	8,492,969

(9)	Other Borrowed Funds

Other borrowed funds at December 31, 2005 and 2004 consisted of the following:

	Maturity Dates	Weighted Average Interest rate	2005	2004
Federal Home Loan Bank borrowings:
Fixed rate	2009-2017	5.41%	$10,205,256	15,223,505
Convertible - Libor based	2008-2015	4.00%	88,000,000	83,000,000

			$98,205,256	98,223,505

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Required annual principal payments on long–term debt for years subsequent to December 31, 2005 are as follows:

FHLB Borrowings
2006	$18,250
2007	18,250
2008	10,018,250
2009	15,018,250
2010	10,018,250
Thereafter	63,114,006

Total	$98,205,256

The Bank’s available line with the FHLB is 30% of the Bank’s total assets or $181,880,000 at December 31, 2005 and $176,816,000 at December 31, 2004. The Bank’s remaining available line was $83,675,000 and $78,592,000 at December 31, 2005 and 2004, respectively. Interest expense on FHLB advances was $4,281,410, $4,045,403, and $2,770,890 in 2005, 2004, and 2003, respectively. The advances and line of credit are collateralized by the Bank’s investment in the stock of the FHLB, all eligible first mortgage residential loans, and investment securities.

(10)	Note Payable to Trust

The Company owns Auburn National Bancorporation Capital Trust I (“Trust”), a wholly-owned statutory business trust. The Company is the sole sponsor of the trust and owns $217,000 of the Trust’s common securities. The Trust was created for the exclusive purpose of issuing capital trust preferred securities (“Trust Preferred Securities”) in the aggregate amount of $7,000,000 and using the proceeds from the issuance of the common and preferred securities to purchase $7,217,000 of junior subordinated debentures (“Note Payable to Trust”) issued by the Company. The sole asset of the Trust is the Note Payable to Trust. The Company’s $217,000 investment in the Trust is included in other assets in the accompanying consolidated balance sheet and the $7,217,000 obligation of the Company is included in notes payable.

The Trust Preferred Securities bear a floating interest rate equal to the prime rate of interest plus 0.125% reset quarterly. Distributions are payable quarterly. The Trust Preferred Securities are subject to mandatory redemption upon repayment of the Note Payable to Trust at their stated maturity date or their earlier redemption in an amount equal to their liquidation amount plus accumulated and unpaid distributions to the date of redemption. The Company guarantees the payment of distributions and payments for redemption or liquidation of the Trust Preferred Securities to the extent of funds held by the Trust. The Company’s obligations under the Note Payable to Trust together with the guarantee and other back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of the Trust under the Trust Preferred Securities.

The Note Payable to the Trust is unsecured, bears interest at a rate equal to the prime rate of interest plus 0.125% reset quarterly and matures on December 31, 2033. Interest is payable quarterly. The Company may defer the payment of interest at any time for a period not exceeding 20 consecutive quarters provided that

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted.

Subject to approval by the Federal Reserve Bank of Atlanta, the Trust Preferred Securities may be redeemed at our option on or after December 31, 2008. The Trust Preferred Securities may also be redeemed at any time in whole (but not in part) in the event of unfavorable changes in laws or regulations that result in (1) the Trust becoming subject to federal income tax on income received on the Note Payable to Trust, (2) interest payable by the parent company on the Note Payable to Trust becoming non-deductible for federal tax purposes, (3) the requirement for the Trust to register under the Investment Company Act of 1940, as amended, or (4) loss of the ability to treat the Trust Preferred Securities as “Tier I capital” under the Federal Reserve capital adequacy guidelines.

The Trust Preferred Securities currently qualify as Tier I capital under regulatory interpretations. On March 1, 2005, the Federal Reserve Board announced changes to its capital adequacy rules including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in April 2005, permitted the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline by 20% per year. The Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities did not adversely affect the Company and Bank’s regulatory capital and the Company and the Bank’s capital ratios remained at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(11)	Other Comprehensive Income (Loss)

The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended December 31, 2005, 2004, and 2003.

	Pretax amount	Tax (expense) benefit	Net of tax amount
2005:
Net unrealized holding losses on investment securities available for sale arising during the year	$(6,231,131)	2,492,452	(3,738,679)
Reclassification adjustment for net gains realized in net income	11,306	(4,522)	6,784

	(6,242,437)	2,496,974	(3,745,463)

Net unrealized holding gain on derivatives used as cash flow hedges arising during the year	208,000	(83,200)	124,800

Other comprehensive loss	$(6,034,437)	2,413,774	(3,620,663)

2004:
Net unrealized holding gains on investment securities available for sale arising during the year	$1,728,939	(691,575)	1,037,364
Reclassification adjustment for net gains realized in net income	733,428	(293,371)	440,057

	995,511	(398,204)	597,307

Net unrealized holding losses on derivatives used as cash flow hedges arising during the year	(216,000)	86,400	(129,600)

Other comprehensive income	$779,511	(311,804)	467,707

2003:
Net unrealized holding losses on investment securities available for sale arising during the year	$(3,456,827)	1,382,731	(2,074,096)
Reclassification adjustment for net gains realized in net income	994,699	(397,880)	596,819

Other comprehensive loss	$(4,451,526)	1,780,611	(2,670,915)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(12)	Income Tax Expense

Total income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 was allocated as follows:

	2005	2004	2003
Income from continuing operations	$2,208,916	2,349,236	2,283,435
Stockholders’ equity, for accumulated other comprehensive (loss) income	(2,413,774)	311,804	(1,780,611)

For the years ended December 31, 2005, 2004, and 2003 the components of income tax expense from continuing operations were as follows:

	2005	2004	2003
Current income tax expense:
Federal	$3,409,223	3,141,152	1,794,625
State	439,463	287,782	61,106

Total	3,848,686	3,428,934	1,855,731

Deferred income tax (benefit) expense:
Federal	(1,480,834)	(974,782)	347,100
State	(158,936)	(104,916)	80,604

Total	(1,639,770)	(1,079,698)	427,704

	$2,208,916	2,349,236	2,283,435

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2005	2004	2003
Income tax expense at statutory rate	$2,950,683	3,012,064	2,618,665
Increase (decrease) resulting from:
Tax-exempt interest	(581,760)	(450,857)	(98,484)
State income taxes net of Federal income tax effect	185,148	120,692	93,529
Low-income housing credit	(227,823)	(227,823)	(227,823)
Dividends received deduction	(5,224)	(20,208)	(8,610)
Bank owned life insurance	(156,060)	(171,020)	(171,360)
Other	43,952	86,388	77,518

	$2,208,916	2,349,236	2,283,435

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,116,213	746,658
Principal amortization of leases	2,535,796	1,093,472
Unrealized loss on investment securities available for sale	2,651,313	154,339
Unrealized loss on derivatives	3,200	86,400
Other	152,776	299,585

Total gross deferred tax assets before valuation allowance	6,459,298	2,380,454
Valuation allowance	—	—

Total deferred tax assets	6,459,298	2,380,454

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation	2,700,988	2,410,724
Investments, principally due to discount accretion	265,945	214,499
FHLB stock dividend	18,616	18,616
Prepaid expenses	103,634	125,402
Loans, principally due to differences in deferred loan fees	55,779	64,581
Deferred REIT income	—	271,512
Other	93,874	108,202

Total deferred tax liabilities	3,238,836	3,213,536

Net deferred tax asset (liability)	$3,220,462	(833,082)

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

The Bank has a defined contribution retirement plan that covers substantially all employees. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $119,637, $112,319, and $97,372, in 2005, 2004, and 2003, respectively, and are included in salaries and benefits expense.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

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

The financial instruments whose contract amounts represent credit risk as of December 31, 2005 are as follows:

Commitments to extend credit	$50,252,455
Standby letters of credit	5,788,052

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

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $82,000 and $68,000 at December 31, 2005 and 2004, respectively based on the fees charged for these arrangements.

As of December 31, 2005 and 2004, the Company had a cash flow hedge with a notional amount of $10 million for the purpose of converting the interest payments on floating rate money market accounts to a fixed rate. The Company started exchanging payments in March 2005 for this interest rate swap based on the three month Treasury bill investment rate. The Company recorded a liability for this swap of $8,000 and $216,000 for the years ended December 31, 2005 and 2004, respectively. This interest rate swap will mature in July 2007. There was not any material hedge ineffectiveness from this cash flow hedge recognized in the income statement. The Company had no fair value hedges at December 31, 2005 and 2004.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

(a)	Cash, Cash Equivalents, and Interest–Earning Deposits with Other Banks

Fair value equals the carrying value of such assets.

(b)	Investment Securities

The fair value of investment securities is based on quoted market prices.

(c)	Loans, including Loans Held for Sale

The fair value of loans is calculated using discounted cash flows. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. The estimated maturities are based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value. The fair value of loans held for sale is estimated using market values.

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

December 31, 2005, 2004, and 2003

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

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and short-term investments	$26,082	26,082	27,137	27,137
Investment securities	274,961	274,964	282,199	282,213
Loans, net of allowance for loan losses (1)	279,616	276,046	255,487	254,247

Financial liabilities:
Deposits	454,995	435,625	429,339	424,310
Short-term borrowings	1,731	1,731	7,613	7,613
Long-term borrowings	105,422	102,382	105,441	108,305

Interest rate contracts:
Swaps	(8)	(8)	(216)	(216)

(1)	includes loans held for sale

(16)	Common Stock and Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance–sheet

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, based on its most recent notification, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2005 and 2004 are as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Auburn National Bancorporation, Inc.
As of December 31, 2005
Total capital (to risk-weighted assets)	$59,007	16.99%	27,790	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	55,164	15.88%	13,895	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	55,164	9.11%	24,220	4.00%	N/A	N/A
As of December 31, 2004
Total capital (to risk-weighted assets)	$55,428	17.15%	25,848	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	51,973	16.09%	12,924	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	51,973	8.86%	23,646	4.00%	N/A	N/A

AuburnBank
As of December 31, 2005
Total capital (to risk-weighted assets)	56,846	16.33%	27,851	8.00%	34,813	10.00%
Tier I risk-based capital (to risk-weighted assets)	53,003	15.22%	13,925	4.00%	20,888	6.00%
Tier I leverage capital (to average assets)	53,003	8.78%	24,251	4.00%	30,314	5.00%
As of December 31, 2004
Total capital (to risk-weighted assets)	51,899	16.15%	25,700	8.00%	32,126	10.00%
Tier I risk-based capital (to risk-weighted assets)	48,443	15.08%	12,850	4.00%	19,275	6.00%
Tier I leverage capital (to average assets)	48,443	8.29%	23,576	4.00%	29,469	5.00%

(17)	Dividends from Subsidiary

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2005, the Bank could have declared additional dividends of

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

approximately $11,744,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $34,063,000 of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

(18)	Supplemental Information

Components of other noninterest income exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2005, include:

	2005	2004	2003
Merchant discounts and fees on Master Card and Visa sales	$1,902,077	2,195,156	1,915,479
Gains on the sale of mortgage loans	669,259	348,173	683,989
Change in cash surrender value of Bank Owned Life Insurance	459,000	503,000	504,000
Servicing fees	389,185	391,115	317,836

Components of other noninterest expense exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2005, include:

	2005	2004	2003
Master Card and Visa processing fees	$1,931,622	2,194,296	1,898,204
Professional fees	491,039	470,646	301,536
Penalty on early payment of FHLB advances	—	—	714,623

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(19)	Parent Company Financial Information

The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:

Parent Company Only

Condensed Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$730,430	2,144,040
Investment in bank subsidiary	49,223,154	48,278,964
Premises and equipment, net	—	24
Rental property, net	1,236,583	1,330,180
Other assets	429,770	225,940

Total assets	$51,619,937	51,979,148

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$448,459	257,900
Note payable to trust	7,217,000	7,217,000

Total liabilities	7,665,459	7,474,900

Stockholders’ equity:
Preferred stock of $0.01 par value; Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value; Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,734,425	3,723,578
Retained earnings	46,918,896	42,669,061
Accumulated other comprehensive loss, net of tax	(3,981,772)	(361,109)
Less:
Treasury stock, at cost – 162,119 shares and 110,274 shares for December 31, 2005 and 2004, respectively	(2,756,642)	(1,566,853)

Total stockholders’ equity	43,954,478	44,504,248

Total liabilities and stockholders’ equity	$51,619,937	51,979,148

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Parent Company Only

Condensed Statements of Earnings

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Income:
Cash dividends from bank subsidiary	$3,199,000	2,237,000	1,869,602
Interest on bank deposits	8,810	29,114	—
Interest on investment securities:
Tax-exempt	—	—	5,801
Loss on exchange of investment securities	—	(214,818)	—
Other income	380,040	380,869	387,692

Total income	3,587,850	2,432,165	2,263,095

Expense:
Interest on borrowed funds	428,750	306,193	55,097
Net occupancy expense	1,024	2,306	1,299
Salaries and benefits	2,185	4,654	6,437
Other	433,556	398,583	396,687

Total expense	865,515	711,736	459,520

Earnings before income tax benefit and equity in undistributed earnings of subsidiary	2,722,335	1,720,429	1,803,575

Applicable income tax benefit	(182,375)	(197,693)	(27,287)

Earnings before equity in undistributed earnings of subsidiary	2,904,710	1,918,122	1,830,862

Equity in undistributed earnings of bank subsidiary	3,564,853	4,591,654	3,587,658

Net earnings	$6,469,563	6,509,776	5,418,520

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Parent Company Only

Condensed Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net earnings	$6,469,563	6,509,776	5,418,520
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	108,750	109,402	111,855
Loss on exchange of investment securities	—	214,818	—
Equity in undistributed earnings of subsidiary	(3,564,853)	(4,591,654)	(3,587,658)
(Increase) decrease in other assets	(203,830)	(92,794)	219,510
Increase (decrease) in other liabilities	190,559	26,001	(402,772)

Net cash provided by operating activities	3,000,189	2,175,549	1,759,455

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	—	808,614	—
Proceeds from calls of investment securities held to maturity	—	—	185,089
Issuance of subordinated note to preferred trust	—	—	7,217,000
Investment in preferred trust	—	—	(217,000)
Cash dividend to Bank	(1,000,000)	—	(5,000,000)
Additions to rental property	(15,129)	(11,498)	(5,806)

Net cash (used in) provided by investing activities	(1,015,129)	797,116	2,179,283

Cash flows from financing activities:
Repayments of other borrowed funds	—	(130,432)	(21,046)
Dividends paid	(2,219,728)	(1,933,544)	(1,869,561)
Purchase of treasury stock	(1,202,139)	(972,394)	(61,262)
Sale of treasury stock	23,197	24,819	8,678

Net cash used in financing activities	(3,398,670)	(3,011,551)	(1,943,191)

Net (decrease) increase in cash and cash equivalents	(1,413,610)	(38,886)	1,995,547
Cash and cash equivalents at beginning of year	2,144,040	2,182,926	187,379

Cash and cash equivalents at end of year	$730,430	2,144,040	2,182,926

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(20)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2005 and 2004 is summarized as follows:

	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Interest and dividend income	$7,039,295	7,329,569	7,668,859	7,984,660
Interest expense	3,358,021	3,697,372	4,000,486	4,264,885
Net interest income	3,681,274	3,632,197	3,668,373	3,719,775
Provision for loan losses	150,000	150,000	120,000	65,000
Net earnings	1,579,461	1,534,533	1,625,534	1,730,035
Net earnings per share – basic and diluted	0.41	0.40	0.42	0.46

	Quarter ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Interest and dividend income	$6,769,939	6,690,138	6,865,820	6,851,424
Interest expense	3,137,633	3,043,376	3,135,856	3,191,470
Net interest income	3,632,306	3,646,762	3,729,964	3,659,954
Provision for loan losses	150,000	150,000	150,000	150,000
Net earnings	1,534,635	1,499,215	1,603,060	1,872,866
Net earnings per share – basic and diluted	0.39	0.39	0.41	0.49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 30th day of March, 2006.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR.	President, CEO and Chairman of the Board	March 30, 2006
E. L. Spencer, Jr.

/S/ C. WAYNE ALDERMAN	Director of Financial Operations	March 30, 2006
C. Wayne Alderman

/S/ ROBERT W. DUMAS	Director	March 30, 2006
Robert W. Dumas

/S/ TERRY W. ANDRUS	Director	March 30, 2006
Terry W. Andrus

/S/ DAVID E. HOUSEL	Director	March 30, 2006
David E. Housel

/S/ WILLIAM F. HAM, JR.	Director	March 30, 2006
William F. Ham, Jr.

AUBURN NATIONAL BANCORPORATION, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. *

3.2.	Bylaws of Auburn National Bancorporation, Inc.**

10.1.	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. ***

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987. ***

10.3.	Summary Descriptions of Director and Executive Compensation

21.1.	Subsidiaries of Registrant

23.1.	Consent of Independent Registered Public Accounting Firm

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Director of Financial Operations pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

*	Incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486).
**	Incorporated by reference from Registrant’s Annual Report on Form 10K, dated March 30, 2004 (File No. 000-26486).
***	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180).