Form 10-Q
period 2006-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2006-05-15
CIK 750574

As filed with the Securities and Exchange Commission on May 15, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended     March 31, 2006

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

None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $.01 par value per share	3,784,001 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(Unaudited)

	3/31/2006	12/31/2005
Assets
Cash and due from banks	$12,411,203	13,704,096
Federal funds sold	12,524,845	10,237,409

Cash and cash equivalents	24,936,048	23,941,505

Interest-earning deposits with other banks	1,476,734	2,140,856
Investment securities held to maturity (fair value of $604,493 and $636,962 at March 31, 2006 and December 31, 2005, respectively)	602,678	633,478
Investment securities available for sale	292,343,883	274,327,424
Loans held for sale	1,427,646	1,400,269

Loans	281,333,681	282,059,247
Less allowance for loan losses	(3,925,480)	(3,843,374)

Loans, net	277,408,201	278,215,873

Premises and equipment, net	2,357,981	2,428,619
Rental property, net	1,660,171	1,236,583
Other assets	25,309,360	23,829,154

Total assets	$627,522,702	608,153,761

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$72,743,693	70,784,282
Interest-bearing	398,605,617	384,211,006

Total deposits	471,349,310	454,995,288

Securities sold under agreements to repurchase	5,322,201	1,731,391
Other borrowed funds	98,200,693	98,205,256
Note payable to Trust	7,217,000	7,217,000
Accrued expenses and other liabilities	906,419	2,050,348

Total liabilities	582,995,623	564,199,283

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,734,425	3,734,425
Retained earnings	47,957,614	46,918,896
Accumulated other comprehensive loss, net	(4,205,858)	(3,981,772)
Less treasury stock at cost, 172,599 and 162,119 shares at March 31, 2006 and December 31, 2005, respectively	(2,998,673)	(2,756,642)

Total stockholders’ equity	44,527,079	43,954,478

Total liabilities and stockholders’ equity	$627,522,702	608,153,761

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income:
Loans, including fees	$4,969,063	4,142,637
Investment securities:
Taxable	2,477,069	2,403,189
Tax-exempt	516,043	437,104
Federal funds sold	128,044	51,550
Interest-earning deposits with other banks	6,832	4,815

Total interest and dividend income	8,097,051	7,039,295

Interest expense:
Deposits	3,283,961	2,179,068
Securities sold under agreements to repurchase	35,590	15,666
Other borrowings	1,126,049	1,163,287

Total interest expense	4,445,600	3,358,021

Net interest income	3,651,451	3,681,274
Provision for loan losses	105,000	150,000

Net interest income after provision for loan losses	3,546,451	3,531,274

Noninterest income:
Service charges on deposit accounts	342,546	358,035
Investment securities gains, net	31,794	13,180
Other	802,075	1,366,336

Total noninterest income	1,176,415	1,737,551

Noninterest expense:
Salaries and benefits	1,441,331	1,415,706
Net occupancy expense	267,567	282,146
Other	836,837	1,512,095

Total noninterest expense	2,545,735	3,209,947

Earnings before income taxes	2,177,131	2,058,878
Income tax expense	532,887	479,417

Net earnings	$1,644,244	1,579,461

Basic and diluted earnings per share:	$0.43	0.41

Weighted-average shares outstanding, basic	3,786,250	3,845,715

Weighted-average shares outstanding, diluted	3,786,741	3,846,653

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income/(Loss)

For the Three Months Ended March 31, 2006

(Unaudited)

	Comprehensive income/(loss)	Common stock		Additional paid-in capital	Retained earnings	Accumulated Other comprehensive loss	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2005		3,957,135	$39,571	3,734,425	46,918,896	(3,981,772)	(2,756,642)	43,954,478

Comprehensive income:
Net earnings	$1,644,244	—	—	—	1,644,244	—	—	1,644,244
Other comprehensive loss due to change in unrealized loss on investment securities available for sale and derivative, net	(224,086)	—	—	—	—	(224,086)	—	(224,086)

Total comprehensive income	$1,420,158

Cash dividends paid ($0.16 per share)		—	—	—	(605,526)	—	—	(605,526)
Purchase of treasury stock (10,480 shares)		—	—	—	—	—	(242,031)	(242,031)

Balances at March 31, 2006		3,957,135	$39,571	3,734,425	47,957,614	(4,205,858)	(2,998,673)	44,527,079

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$1,644,244	1,579,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	87,225	116,864
Net amortization of premiums/discounts on investment securities	197,576	243,290
Provision for loan losses	105,000	150,000
Loss on disposal of premises and equipment	158	—
Investment securities gains	(31,794)	(13,180)
Net increase in loans held for sale	(27,377)	(1,824,424)
Increase in interest receivable	(236,545)	(191,603)
Increase in other assets	(1,074,102)	(802,671)
(Decrease)/increase in interest payable	(125,137)	99,086
Decrease in accrued expenses and other liabilities	(1,001,192)	(104,122)

Net cash used by operating activities	(461,944)	(747,299)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,769,225	20,997,743
Proceeds from maturities/calls/paydowns of investment securities held to maturity	30,787	30,663
Proceeds from maturities/calls/paydowns of investment securities available for sale	6,745,134	11,263,385
Purchases of investment securities available for sale	(29,094,064)	(36,850,004)
Net decrease/(increase) in loans	702,672	(8,321,345)
Purchases of premises and equipment	(6,825)	(37,462)
Proceeds from the sale of other real estate	—	20,072
Proceeds from the sale of premises and equipment	4,494	—
Purchase of rental property	(451,770)	—
Net decrease/(increase) in interest-earning deposits with other banks	664,122	(900,555)

Net cash used in investing activities	(17,636,225)	(13,797,503)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,959,411	1,235,221
Net increase in interest-bearing deposits	14,394,611	13,259,873
Net increase/(decrease) in securities sold under agreements to repurchase	3,590,810	(4,963,367)
Repayments of other borrowed funds	(4,563)	(4,562)
Sale of treasury stock	—	2,270
Purchase of treasury stock	(242,031)	(92,061)
Dividends paid	(605,526)	(557,367)

Net cash provided by financing activities	19,092,712	8,880,007

Net increase/(decrease) in cash and cash equivalents	994,543	(5,664,795)
Cash and cash equivalents at beginning of period	23,941,505	26,431,412

Cash and cash equivalents at end of period	$24,936,048	20,766,617

Supplemental information on cash payments:
Interest paid	$4,219,753	3,258,935

Income taxes paid	$2,050,000	1,000,000

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$60,000	20,072

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

March 31, 2006

Note 1 - General

The condensed consolidated financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States and have not been audited. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations that Auburn National Bancorporation, Inc. (the “Company”) may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Note 2 - Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities and derivatives. Total comprehensive income for the three months ended March 31, 2006 was $1,420,000 compared to comprehensive loss of $814,000 for the three months ended March 31, 2005.

Note 3 - Pending and New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. On November 3, 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1. “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether the impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entry recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entry did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the consolidated balance sheets or statements of earnings for the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The Company adopted SFAS No. 123(R) on January 1, 2006. The impact of its adoption did not have a material impact on the consolidated balance sheets or statements of earnings for the Company as all of the options outstanding were fully vested.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No 133 and 140.” This statement amends SFAS No. 133, “Accounting for Derivatives and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and allows the entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on the consolidated balance sheets or statements of earnings of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, with respect to the accounting for separately recognized servicing assets and liabilities. The statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated balance sheets or statements of earnings of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2006 and 2005.

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

Business

Auburn National Bancorporation, Inc. (the “Company”) is a one-bank holding company established in 1984, and incorporated under the laws of the State of Delaware. AuburnBank (the “Bank”), the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn Kroger store, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley and Gulf Shores, Alabama. A new in-store branch is planned to open in 2007 at the Kroger supermarket to be located in the Tiger Town shopping center in Opelika, Alabama.

Summary

Net income of $1,644,000 for the quarter ended March 31, 2006 represented an increase of $65,000 (4.1%) from the Company’s net income of $1,579,000 for the same period of 2005. Basic and diluted net earnings per share increased $0.02 (4.9%) to $0.43 during the first quarter of 2006 from $0.41 for the first quarter of 2005. The increase in the Company’s net income during the three month period ended March 31, 2006 compared to the same period of 2005, was primarily due to a decrease in noninterest expense and provision for loan losses. This is offset by a decrease in noninterest income. The net yield on total interest-earning assets decreased to 2.78% for the three months ended March 31, 2006 from 2.84% for the three months ended March 31, 2005. The decrease in the net yield on interest-earning assets is due to larger increase in the cost of funds compared to the increase on the yield on interest-earning assets. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $627,523,000 at March 31, 2006 represented an increase of $19,369,000 (3.2%) over total assets of $608,154,000, at December 31, 2005. This increase in total assets resulted primarily from an increase of $18,017,000 in investment securities available for sale. The primary sources for these investment securities available for sale were an increase in total deposits of $16,354,000 and an increase in securities sold under agreements to repurchase of $3,591,000 during the first three months of 2006.

Critical Accounting Policies

The accounting and financial policies of the Company conform to accounting principles generally accepted in the United States and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different conditions exist or occur, and depending upon the magnitude of the changes, then our actual financial condition and financial results could differ significantly. See “ALLOWANCE FOR LOAN LOSSES AND RISK RLEMENTS.”

For a more detailed discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES” on page 22 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $603,000 and $633,000 at March 31, 2006 and December 31, 2005, respectively. This decrease of $30,000 (4.7%) was primarily the result of scheduled paydowns and calls of principal amounts. These funds were reinvested in investment securities available for sale.

Investment securities available for sale increased $18,017,000 (6.6%) to $292,344,000 at March 31, 2006 from $274,327,000 at December 31, 2005. This increase is a result of purchases of $17,965,000 in U.S. agency securities, $4,315,000 in mortgage backed securities, $1,941,000 in state and political subdivision securities, and $4,873,000 in collateralized mortgage obligations. This is offset by $6,745,000 in scheduled paydowns, maturities and issuer calls of principal amounts. In addition, $3,769,000 in collateralized mortgage obligations were sold in the first three months of 2006.

Federal funds sold increased to $12,525,000 at March 31, 2006 from $10,237,000 at December 31, 2005. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $281,334,000 at March 31, 2006 reflected a decrease of $725,000 (0.3%) compared to the total loans of $282,059,000, at December 31, 2005. This decrease is primarily due to a decrease in commercial, financial and agricultural loans. This was somewhat offset by growth in commercial real estate mortgage loans during the three months ended March 31, 2006. Three loan categories represented the majority of the loan portfolio with commercial real estate mortgage loans consisting of 54.42%, residential real estate mortgage loans consisting of 21.09% and commercial, financial and agricultural loans consisting of 16.71%, of the Bank’s total loans at March 31, 2006. The net yield on loans was 7.17% for the three months ended March 31, 2006 compared to 6.36% for the three months ended March 31, 2005 primarily due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

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

The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005.

	Three months ended March 31, 2006	Three months ended March 31, 2005	Year ended December 31, 2005
	(In thousands)
Balance at beginning of period, January 1,	$3,843	$3,456	$3,456

Charge-offs	33	77	356
Recoveries	10	196	258

Net charge-offs	23	(119)	98

Provision for loan losses	105	150	485

Ending balance	$3,925	$3,725	$3,843

The allowance for loan losses was $3,925,000 at March 31, 2006 compared to $3,843,000 at December 31, 2005. Management believes that the current level of allowance for loan losses (1.40% of total outstanding loans at March 31, 2006) is adequate to absorb anticipated losses identified in the portfolio at March 31, 2006. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first three months of 2006, the Bank made $105,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the three months ended March 31, 2006, the Bank had charge-offs of $33,000 and recoveries of $10,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $251,000 at March 31, 2006, an increase of 132.4% from the $108,000 of non-performing assets at December 31, 2005. This increase is mainly due to $60,000 in other real estate owned obtained in the first quarter of 2006 and an increase in accruing loans 90 days or more past due. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $1,000 for the three months ended March 31, 2006.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	March 31, 2006	December 31, 2005
	(In thousands)
Nonaccrual loans	$21	108
Other nonperforming assets (primarily other real estate owned)	60	—
Accruing loans 90 days or more past due	170	—

Total nonperforming assets	$251	108

Ratio of allowance for loan losses as a percent of total loans outstanding	1.40%	1.36%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	4845.67%	3558.33%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At March 31, 2006, 60 loans totaling $5,376,000, or 1.9% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 65 loans totaling

$5,365,000, or 1.9% of total loans outstanding, net of unearned income, at December 31, 2005. At March 31, 2006 and December 31, 2005, the Company had no impaired loans.

Deposits

Total deposits increased $16,354,000 (3.6%) to $471,349,000 at March 31, 2006, compared to $454,995,000 at December 31, 2005. Noninterest-bearing deposits increased $1,960,000 (2.8%) during the first three months of 2006, while total interest-bearing deposits increased $14,395,000 (3.7%) to $398,606,000 at March 31, 2006 from $384,211,000 at December 31, 2005. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first three months of 2006, the Bank primarily experienced increases in money market accounts of $7,790,000 (6.8%) and NOW accounts of $3,847,000 (5.6%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy. The average rate paid on interest-bearing deposits was 3.43% for the three months ended March 31, 2006 compared to 2.39% for the same period of 2005 due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $44,527,000 at March 31, 2006, compared to $43,954,000 at December 31, 2005. This represents an increase of $573,000 (1.3%) during the first three months of 2006 primarily due to net earnings. Net earnings for the first three months of 2006 were $1,644,000 compared to $1,579,000 for the same period of 2005. In addition, the Company’s accumulated other comprehensive loss was $4,206,000 at March 31, 2006 compared to an accumulated other comprehensive loss of $3,982,000 at December 31, 2005. The increase in the accumulated other comprehensive loss is due to a decrease in the fair value of investment securities available for sale. During the first three months of 2006, cash dividends of $606,000 or $0.16 per share, were declared on Common Stock.

Certain financial ratios for the Company are presented in the following table:

	March 31, 2006	December 31, 2005
Return on average assets – annualized	1.08%	1.08%
Return on average equity – annualized	15.68%	14.26%

The Company’s Tier 1 leverage ratio was 9.21%, Tier 1 risk-based capital ratio was 15.26% and Total risk-based capital ratio was 16.33% at March 31, 2006. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first three months of 2006 was deposit growth. The Company used these funds primarily to fund loan growth. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $98,201,000 at March 31, 2006, under total FHLB-Atlanta facilities of 30% of the Bank’s total assets or $187,562,000 as of March 31, 2006.

Net cash used by operating activities of $462,000 for the three months ended March 31, 2006 consisted primarily of a decrease in accrued expenses offset by net earnings. Net cash used in investing activities of $17,636,000 principally resulted from investment securities purchases of $29,094,000. This is offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $6,776,000 and proceeds from sales of investment securities available for sale of $3,769,000 and a decrease in loans of $703,000. The $19,093,000 in net cash provided by financing activities resulted primarily from an increase of $14,395,000 in interest-bearing deposits and an increase of $1,959,000 in non-interest bearing deposits. In addition, securities sold under agreements to repurchase increased by $3,591,000 and the Company paid cash dividends of $606,000.

Note Payable to Trust

The Company wholly owns a Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7 million in trust preferred securities, guaranteed by the Company on a subordinated basis. The Company obtained these proceeds through a note payable to the trust (junior subordinated debentures). As of March 31, 2006, $7,217,000 of the note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities represent a minority investment in a consolidated subsidiary, which is currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital.

According to FASB Interpretation No.46 (“FIN 46”) and Revised Amendment to FIN 46 (“FIN 46R”), however, the trust subsidiary must be deconsolidated for accounting purposes. As a result of this accounting pronouncement, the Federal Reserve Board on March 1, 2005 announced changes to its capital adequacy rules, including the capital treatment of trust preferred securities. The Federal Reserve’s new rules, which took effect in early April 2005, permit the Company to continue to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated notes. During the last five years preceding maturity, the amount included as capital will decline 20% per year. We believe that the Federal Reserve’s final rule with respect to the capital treatment of trust preferred securities has not adversely affect our regulatory capital and that the Company and the Bank’s capital ratios will remain at an adequate level to allow the Company and the Bank to continue to be “well capitalized” under applicable banking regulations.

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

The financial instruments with contract amounts that represent credit risk as of March 31, 2006 are as follows:

Commitments to extend credit	$56,616,000
Standby letters of credit	5,190,000

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

Interest Rate Sensitivity Management

At March 31, 2006, interest sensitive assets that reprice or mature within the next 12 months were $239,913,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $289,974,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $50,061,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 83%. This compares to a twelve month cumulative GAP position at December 31, 2005, of a negative $32,496,000 and a GAP ratio of 0.88%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the GAP period. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, the Company’s exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO Committee realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, the ALCO Committee places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on ALCO’s alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at March 31, 2006 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 10.0% when rates are gradually increased or decreased 200 basis points over 12 months. Economic Value of Equity would not change more than the target 25% if rates were shocked up and down 2%. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Results of Operations

Net Income

Net income increased $65,000 (4.1%) to $1,644,000 for the three month period ended March 31, 2006, compared to $1,579,000 for the same period of 2005. Basic and diluted net earnings per share were $0.43 and $0.41 for the first quarters of 2006 and 2005, respectively. During the three month period ended March 31, 2006 compared to the same period of 2005, the decrease was primarily due to a decrease in noninterest expense and provision for loan losses. This is offset by a decrease in noninterest income.

Net Interest Income

Net interest income was $3,651,000 for the first quarter of 2006, a decrease of $30,000 (0.8%) from $3,681,000 for the same period of 2005. Net interest income remained fairly stable and only decreased slightly for the three month period ending March 31, 2006, while the net yield on interest-earning assets also remained relatively stable and only decreased by 6 basis points. Although the average volume of interest-earning assets remained fairly stable, the Company invested in higher yielding loans from lower yielding investment securities compared to March 31, 2005. Also, the average volume of interest-bearing deposits at March 31, 2006 increased from the same period of 2005 while the yield on interest-bearing liabilities also increased. Through the first quarter of 2006, the Company’s GAP position was more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $8,097,000 and $7,039,000 for the three months ended March 31, 2006 and 2005, respectively. This represents an increase of $1,058,000 (15.0%) for the first quarter of 2006 compared to 2005. This change for the first three months of 2006 resulted as the Company’s yield on interest-earning assets increased 65 basis points while the average volume of interest-earning assets outstanding also increased by $13,832,000 (2.5%) over the same period of 2005. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $4,969,000 and $4,143,000 for the first quarters of 2006 and 2005, respectively. This reflects an increase of $826,000 (19.9%) during the three months ended March 31, 2006 over the same period of 2005. The average volume of loans increased $17,056,000 (6.5%) for the three months ended March 31, 2006 compared to the same period for 2005, while the Company’s yield on loans also increased by 81 basis points resulting in the increase in interest and fees on loans for the three months ended March 31, 2006 compared to the same period for 2005.

For the three month period ended March 31, 2006, interest income on investment securities decreased $153,000 (5.4%) to $2,993,000 from $2,840,000 for the same period of 2005. The Company’s average volume of investment securities decreased by $5,769,000 (2.0%) for the first three months of 2006, compared to the same period of 2005, while the net yield on these average balances increased by 37 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense increased $1,088,000 (32.4%) to $4,446,000 for the first quarter of 2006 compared to $3,358,000 for the same period of 2005. This change was due to an increase of 77 basis points in the rates paid on those liabilities during the first three months of 2006 compared to the same period of 2005 offset and a 4.2% increase in the Company’s average interest-bearing liabilities. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, increased $1,105,000 (50.7%) to $3,284,000 for the first quarter of 2006 compared to $2,179,000 for the same period of 2005. The increase for the three month period ended March 31, 2006 is due to a 104 basis point increase in the rate paid on interest-bearing deposits partially and a 5.2% increase in the average volume of deposits.

Interest expense on other borrowings, was $1,126,000 and $1,163,000 for the first quarters of 2006 and 2005, respectively. This represents a decrease of $37,000 or 3.2%. This decrease for the three month period ended March 31, 2006 is mainly due to a 14 basis point decrease in the rate paid on other borrowed funds.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $105,000 and $150,000 for the three months ended March 31, 2006 and 2005, respectively. Despite that loans remained fairly consistent, the provision for loan losses decreased slightly for the three month period ended March 31, 2006 compared to the same period of 2005 due to improved performance in the loan portfolio compared to the same period last year. This improved performance resulted from a decrease in nonperforming assets and a decrease in net charge offs. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income decreased $562,000 (32.3%) to $1,176,000 for the first quarter of 2006 from $1,738,000 for the same period of 2005. This decrease is mainly due to a decrease in other noninterest income.

Other noninterest income decreased $564,000 (41.3%) to $802,000 for the first quarter of 2006 from $1,366,000 for the same period of 2005. This decrease was mainly due to a decrease in MasterCard/VISA discounts and fees due to the Company moving its MasterCard/VISA merchant processing to a third party in mid 2005. This decrease is slightly offset by an increase in the gains on the sale of mortgage loans over amounts reported in the three months ended March 31, 2005.

Noninterest Expense

Total noninterest expense was $2,546,000 and $3,210,000 for the first quarters of 2006 and 2005, respectively, representing a decrease of $664,000 or 20.7%. This decrease for the three months ended March 31, 2006 was mainly due to a decrease in other noninterest expense.

For the first quarter of 2006, other noninterest expense decreased $675,000 (44.6%) to $837,000 from $1,512,000 for the first quarter of 2005. This decrease is primarily due to a decrease in MasterCard/VISA processing expense as a result of the Company moving its MasterCard/VISA processing to a third party in mid 2005 as mentioned above.

Income Taxes

Income tax expense was $533,000 and $479,000 for the first quarters of 2006 and 2005, respectively representing an increase of $54,000 (11.3%). These levels represent an effective tax rate on pre-tax earnings of 24.5% and 23.3% for the three months ended March 31, 2006 and 2005, respectively. The Company’s effective tax rate has remained fairly consistent for the first quarter of 2006 compared to the same period last year.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Condensed Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Three Months Ended March 31,
	2006			2005
ASSETS	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net of unearned income (1)	$281,225	4,969	7.17%	264,169	4,143	6.36%
Investment securities:
Taxable	228,793	2,477	4.39%	242,129	2,403	4.02%
Tax-exempt (2)	49,689	781	6.37%	42,122	661	6.36%

Total investment securities	278,482	3,258	4.74%	284,251	3,064	4.37%
Federal funds sold	11,290	128	4.60%	8,500	52	2.48%
Interest-earning deposits with other banks	646	7	4.39%	891	5	2.28%

Total interest-earning assets	571,643	8,362	5.93%	557,811	7,264	5.28%
Allowance for loan losses	(3,863)			(3,570)
Cash and due from banks	13,214			11,617
Premises and equipment	2,402			2,654
Rental property, net	1,409			1,349
Other assets	24,531			23,608

Total assets	$609,336			593,469

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
NOW	$69,797	433	2.52%	67,843	252	1.51%
Savings and money market	136,520	1,146	3.40%	115,650	505	1.77%
Certificates of deposits less than $100,000	85,435	878	4.17%	87,579	745	3.45%
Certificates of deposits and other time deposits of $100,000 or more	96,998	827	3.46%	98,449	677	2.79%

Total interest-bearing deposits	388,750	3,284	3.43%	369,521	2,179	2.39%
Federal funds purchased and securities sold under agreements to repurchase	3,253	36	4.49%	2,381	16	2.73%
Other borrowed funds	105,419	1,126	4.33%	105,437	1,163	4.47%

Total interest-bearing liabilities	497,422	4,446	3.62%	477,339	3,358	2.85%
Noninterest-bearing deposits	65,495			65,349
Accrued expenses and other liabilities	1,784			4,775
Stockholders’ equity	44,635			46,006

Total liabilities and stockholders’ equity	$609,336			593,469

Net interest income		$3,916			3,906

Net yield on total interest-earning assets			2.78%			2.84%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest rate risk remained liability sensitive during the first quarter of 2006. Also, the Company’s long term market risk slightly increased in volatility during the first quarter of 2006.

The Company models economic value of equity as a measure of market risk. As of December 2005, economic value of equity would increase 2.36% if rates decrease 200 basis points and decrease 0.95% if rates increase 200 basis points. As of March 2006, if rates decrease 200 basis points, economic value of equity would increase 6.80% and, if rates increase 200 basis points, economic value of equity would decrease 23.31%. This is primarily due to the Company increasing the volume of fixed rate agency investments and a convertible FHLB advance that will convert to a floating rate in the next 12 months.

The Company became slightly more liability-sensitive for a 12 month forecast. The Company’s model projection for the next 12 months reflects greater volatility in assets while liabilities remain virtually unchanged. This is primarily due to variable loans with interest rate caps closing in on the cap rate which is slightly offset by an increase in fed funds volume. The rate received on fed funds varies daily. In a rising rate scenario the decreased variability of loans and investments is again somewhat offset by an increased volume of fed funds. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 1.38% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could increase by 2.95%. In December, the exposure in a ramp down scenario was 2.36% and the ramp up exposure was (1.38%). The Company recognizes there is uncertainty concerning the direction of future interest rates but believes that it needs to prepare for the risk of rising interest rates. The Company continues to work toward becoming asset-sensitive. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Director of Financial Operations (DFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not only the risks facing our Company. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may materially adversely affect our business financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands except share data)
January 1 – January 31	9,630	$23.08	N/A	$0
February 1 – February 28	850	$23.22	N/A	$0
March 1 – March 31	—	N/A	N/A	$0
Total	10,480

[1]	A total of 10,480 shares were purchased in privately negotiated transactions.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Bylaws of Auburn National Bancorporation, Inc. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.***

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.
**	Incorporated by reference from Registrant’s Form 8-K dated April 13, 2004.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	May 15, 2006		By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date:	May 15, 2006	By:	/s/ C. Wayne Alderman
C. Wayne Alderman
Director of Financial Operations