Form 10-Q
period 2006-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2006-08-14
CIK 750574

As filed with the Securities and Exchange Commission on August 14, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $.01 par value per share	3,777,647 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(Unaudited)

	6/30/2006	12/31/2005
Assets

Cash and due from banks	$15,339,189	13,704,096
Federal funds sold	16,105,000	10,237,409

Cash and cash equivalents	31,444,189	23,941,505

Interest-earning deposits with other banks	1,336,090	2,140,856
Investment securities held to maturity (fair value of $564,939 and $636,962 at June 30, 2006 and December 31, 2005, respectively)	564,131	633,478
Investment securities available for sale	290,954,324	274,327,424
Loans held for sale	3,224,293	1,400,269
Loans	294,320,284	282,059,247
Less allowance for loan losses	(3,987,871)	(3,843,374)

Loans, net	290,332,413	278,215,873

Premises and equipment, net	2,293,473	2,428,619
Rental property, net	1,644,324	1,236,583
Other assets	28,485,093	23,829,154

Total assets	$650,278,330	608,153,761

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$78,489,617	70,784,282
Interest-bearing	411,775,335	384,211,006

Total deposits	490,264,952	454,995,288
Securities sold under agreements to repurchase	8,518,822	1,731,391
Other borrowed funds	98,196,131	98,205,256
Note payable to Trust	7,217,000	7,217,000
Accrued expenses and other liabilities	1,953,252	2,050,348

Total liabilities	606,150,157	564,199,283

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,735,803	3,734,425
Retained earnings	49,085,186	46,918,896
Accumulated other comprehensive loss, net	(5,690,406)	(3,981,772)
Less treasury stock at cost, 174,268 and 162,119 shares at June 30, 2006 and December 31, 2005, respectively	(3,041,981)	(2,756,642)

Total stockholders’ equity	44,128,173	43,954,478

Total liabilities and stockholders’ equity	$650,278,330	608,153,761

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

For the Three and Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans, including fees	$5,303,296	4,421,849	10,272,359	8,564,486
Investment securities:
Taxable	2,791,295	2,380,866	5,268,364	4,784,055
Tax-exempt	522,473	451,834	1,038,516	888,938
Federal funds sold	44,848	59,436	172,892	110,986
Interest-earning deposits with other banks	6,754	15,584	13,586	20,399

Total interest and dividend income	8,668,666	7,329,569	16,765,717	14,368,864

Interest expense:
Deposits	3,618,217	2,496,522	6,902,178	4,675,590
Securities sold under agreements to repurchase	119,361	16,999	154,951	32,665
Other borrowings	1,166,023	1,183,851	2,292,072	2,347,138

Total interest expense	4,903,601	3,697,372	9,349,201	7,055,393

Net interest income	3,765,065	3,632,197	7,416,516	7,313,471

Provision for loan losses	105,000	150,000	210,000	300,000

Net interest income after provision for loan losses	3,660,065	3,482,197	7,206,516	7,013,471

Noninterest income:
Service charges on deposit accounts	349,548	389,120	692,094	747,155
Investment securities gains (losses), net	11,631	(6,005)	43,425	7,175
Other	761,677	1,251,772	1,563,752	2,618,108

Total noninterest income	1,122,856	1,634,887	2,299,271	3,372,438

Noninterest expense:
Salaries and benefits	1,340,396	1,307,330	2,781,727	2,723,036
Net occupancy expense	266,863	275,070	534,430	557,216
Other	847,185	1,478,470	1,684,022	2,990,565

Total noninterest expense	2,454,444	3,060,870	5,000,179	6,270,817

Earnings before income taxes	2,328,477	2,056,214	4,505,608	4,115,092

Income tax expense	595,487	521,681	1,128,374	1,001,098

Net earnings	$1,732,990	1,534,533	3,377,234	3,113,994

Basic and diluted earnings per share:	$0.46	0.40	0.89	0.81

Weighted-average shares outstanding, basic	3,783,970	3,841,965	3,785,104	3,843,829

Weighted-average shares outstanding, diluted	3,784,441	3,842,821	3,785,585	3,844,726

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2006

(Unaudited)

		Common stock
	Comprehensive income/(loss)	Shares	Amount	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balances at December 31, 2005		3,957,135	$39,571	3,734,425	46,918,896	(3,981,772)	(2,756,642)	43,954,478

Comprehensive income:
Net earnings	$3,377,234	—	—	—	3,377,234	—	—	3,377,234
Other comprehensive loss due to change in unrealized loss on investment securities available for sale and derivative, net	(1,708,634)	—	—	—	—	(1,708,634)	—	(1,708,634)

Total comprehensive income	$1,668,600

Cash dividends paid ($0.32 per share)		—	—	—	(1,210,944)	—	—	(1,210,944)
Purchase of treasury stock (12,349 shares)		—	—	—	—	—	(286,639)	(286,639)
Sale of treasury stock (200 shares)		—	—	1,378	—	—	1,300	2,678

Balances at June 30, 2006		3,957,135	$39,571	3,735,803	49,085,186	(5,690,406)	(3,041,981)	44,128,173

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$3,377,234	3,113,994
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	176,474	228,510
Net amortization of premiums/discounts on investment securities	319,111	497,845
Provision for loan losses	210,000	300,000
Loss on disposal of premises and equipment	158	—
Investment securities gains	(43,425)	(7,175)
Net (increase) decrease in loans held for sale	(1,824,024)	118,545
Increase in interest receivable	(520,232)	(91,700)
Increase in other assets	(2,876,263)	(875,308)
Increase in interest payable	167,187	191,560
Decrease in accrued expenses and other liabilities	(280,683)	(1,107,675)

Net cash provided by (used in) operating activities	(1,294,463)	2,368,596

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	9,817,044	31,899,543
Proceeds from maturities/calls/paydowns of investment securities held to maturity	69,292	80,656
Proceeds from maturities/calls/paydowns of investment securities available for sale	14,636,355	19,750,615
Purchases of investment securities available for sale	(44,272,653)	(50,085,473)
Net increase in loans	(12,326,540)	(20,252,780)
Purchases of premises and equipment	(36,906)	(36,042)
Proceeds from the sale of other real estate	—	72,916
Proceeds from the sale of premises and equipment	4,494	—
Purchase of rental property	(451,770)	—
Net decrease (increase) in interest-earning deposits with other banks	804,766	(216,182)

Net cash used in investing activities	(31,755,918)	(18,786,747)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	7,705,335	5,612,406
Net increase in interest-bearing deposits	27,564,329	11,968,144
Net increase (decrease) in securities sold under agreements to repurchase	6,787,431	(5,054,420)
Repayments of other borrowed funds	(9,125)	(9,124)
Sale of treasury stock	2,678	4,540
Purchase of treasury stock	(286,639)	(202,496)
Dividends paid	(1,210,944)	(1,114,451)

Net cash provided by financing activities	40,553,065	11,204,599

Net increase (decrease) in cash and cash equivalents	7,502,684	(5,213,552)

Cash and cash equivalents at beginning of period	23,941,505	26,431,412

Cash and cash equivalents at end of period	$31,444,189	21,217,860

Supplemental information on cash payments:
Interest paid	$9,182,014	6,863,832

Income taxes paid	$3,199,439	1,625,000

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$275,600	221,547

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

June 30, 2006

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

Note 2- Comprehensive Income

The primary component of the differences between net income and comprehensive income for the Company is unrealized gains/losses on available for sale securities and derivatives. Total comprehensive income for the three months ended June 30, 2006 was $248,000 compared to comprehensive loss of $2,825,000 for the three months ended June 30, 2005. Total comprehensive income for the six months ended June 30, 2006 was $1,669,000 compared to comprehensive loss of $2,010,000 for the six months ended June 30, 2005.

Note 3 – Pending and New Accounting Pronouncements

In December 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2005), “Share-Based Payment” (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. The Company adopted SFAS No. 123R effective January 1, 2006, which did not have a material impact on the consolidated balance sheets or statements of earnings for the Company as all options outstanding were fully vested at that date.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. SFAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on the consolidated balance sheets or statements of earnings of the Company.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of this Interpretation will have on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2006 and June 30, 2005.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	uncertainties regarding assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	uncertainties regarding mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products, which may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Form 10-K for the year ended December 31, 2005 and subsequent quarterly and current reports. See Part II, Item 1A, “Risk Factors.”

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

Auburn National Bancorporation, Inc. (the “Company”) is a one-bank holding company established in 1984, and incorporated under the laws of the State of Delaware. AuburnBank (the “Bank”), the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn Kroger store, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley and Gulf Shores, Alabama. A new in-store branch is planned to open in 2007 at the Kroger supermarket to be located in the Tiger Town shopping center in Opelika, Alabama.

Summary

Net income of $1,733,000 for the quarter ended June 30, 2006 represented an increase of $198,000 (12.9%) from the Company’s net income of $1,535,000 for the same period of 2005. Basic and diluted net earnings per share increased $0.06 (15.0%) to $0.46 during the second quarter of 2006 from $0.40 for the second quarter of 2005. Net income increased $263,000 (8.4%) to $3,377,000 for the six months ended June 30, 2006 compared to $3,114,000 for the same period of 2005. Basic and diluted net earnings per share increased $0.08 (9.9%) to $0.89 during the six months ended June 30, 2006 from $0.81 for the six months ended June 30, 2005. The increase in the Company’s net income during the six months ended June 30, 2006 compared to the same period of 2005 was primarily due to an increase in net interest income and a decrease in noninterest expense and provision for loan losses. This was partially offset by a decrease in noninterest income. The net yield on total interest-earning assets decreased to 2.75% for the six months ended June 30, 2006 from 2.80% for the same period of 2005. The decrease in the net yield on interest-earning assets is due to a larger increase in the cost of funds compared to the increase in yield on interest-earning assets. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $650,278,000 at June 30, 2006 represented an increase of $42,124,000 (6.9%) over total assets of $608,154,000 at December 31, 2005. This increase resulted primarily from an increase of $12,261,000 in loans and an increase of $16,627,000 in investment securities available for sale. The primary sources of loans and investment securities available for sale were an increase in total deposits of $35,270,000.

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

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $564,000 at June 30, 2006 and $633,000 at December 31, 2005. This decrease of $69,000 (10.9%) was primarily the result of scheduled paydowns and calls of principal amounts. These funds were reinvested in investment securities available for sale.

Investment securities available for sale increased $16,627,000 (6.1%) to $290,954,000 at June 30, 2006 from $274,327,000 at December 31, 2005. This increase is a result of purchases of $22,976,000 in U.S. agency securities, $9,133,000 in mortgage-backed securities, $7,850,000 in collateralized mortgage obligations, $3,257,000 in state and political subdivision securities and $1,057,000 in corporate securities. These purchases were offset by $14,636,000 in scheduled paydowns, maturities and issuer calls of principal amounts. In addition, $3,769,000 of collateralized mortgage obligations and $6,048,000 of state and political subdivision securities were sold in the first six months of 2006.

Federal funds sold increased to $16,105,000 at June 30, 2006 from $10,237,000 at December 31, 2005. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $294,320,000 at June 30, 2006 reflected an increase of $12,261,000 (4.3%) compared to the total loans of $282,059,000 at December 31, 2005. The Bank primarily experienced growth in commercial and residential real estate mortgage loans and commercial, financial and agricultural loans during the six months ended June 30, 2006. Three loan categories represented the majority of the loan portfolio with commercial real estate mortgage loans consisting of 53.43%, residential real estate mortgage loans consisting of 21.27% and commercial, financial and agricultural loans consisting of 16.74%, of the Bank’s total loans at June 30, 2006. The net yield on loans was 7.26% for the six months ended June 30, 2006 compared to 6.44% for the six months ended June 30, 2005 primarily due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Allowance for Loan Losses and Risk Elements

The allowance for loan losses reflects management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management reviews the components of the loan portfolio in order to estimate the appropriate provision required to maintain the allowance at a level believed adequate in relation to losses inherent in the loan portfolio. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts, and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors, including developments anticipated by management with respect to various credits which management believes affects the allowance for loan losses.

The Company’s policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more in payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date if concerns exist as to the ultimate collectability of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Loans that are contractually past due 90 days or more, which are well secured and in the process of collection, are generally not placed on nonaccrual status.

The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2006 and 2005 and the year ended December 31, 2005.

	Six months ended June 30, 2006	Six months ended June 30, 2005	Year ended December 31, 2005
		(In thousands)
Balance at beginning of period, January 1,	$3,843	$3,456	$3,456

Charge-offs	93	201	356
Recoveries	28	213	258

Net charge-offs (recoveries)	65	(12)	98

Provision for loan losses	210	300	485

Ending balance	$3,988	$3,768	$3,843

The allowance for loan losses was $3,988,000 at June 30, 2006 compared to $3,843,000 at December 31, 2005. Management believes that the current level of allowance for loan losses (1.35% of total outstanding loans at June 30, 2006) is adequate to absorb anticipated losses identified in the portfolio at June 30, 2006. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first six months of 2006, the Bank made $210,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the six months ended June 30, 2006, the Bank had charge-offs of $93,000 and recoveries of $28,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $193,000 at June 30, 2006, an increase of 78.7% from $108,000 at December 31, 2005. This increase is mainly due to an increase in other real estate owned. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $2,000 for the six months ended June 30, 2006.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	June 30, 2006	December 31, 2005
	(In thousands)
Nonaccrual loans	$19	108
Other nonperforming assets (primarily other real estate owned)	174	—
Accruing loans 90 days or more past due	—	—

Total nonperforming assets	$193	108

Ratio of allowance for loan losses as a percent of total loans outstanding	1.35%	1.36%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	2,066.33%	3,558.33%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At June 30, 2006, 62 loans totaling $5,320,000, or 1.8% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 65 loans totaling $5,365,000, or 1.9% of total loans outstanding, net of unearned income, at December 31, 2005. At June 30, 2006 and December 31, 2005 the Company had no impaired loans.

Deposits

Total deposits increased $35,270,000 (7.8%) to $490,265,000 at June 30, 2006, compared to $454,995,000 at December 31, 2005. Noninterest-bearing deposits increased $7,706,000 (10.9%) during the first six months of 2006, while total interest-bearing deposits increased $27,564,000 (7.2%) to $411,775,000 at June 30, 2006 from $384,211,000 at December 31, 2005. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first six months of 2006, the Bank experienced an increase in certificates of deposit over $100,000 of $14,236,000 (14.8%) and money market accounts of $14,905,000 (12.9%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy and changes in customer preferences for interest-bearing deposits as market rates have increased. The average rate paid on interest-bearing deposits was 3.53% for the six months ended June 30, 2006 compared to 2.54% for the same period of 2005 due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $44,128,000 at June 30, 2006, compared to $43,954,000 at December 31, 2005. This represents an increase of $174,000 (0.4%) during the first six months of 2006 primarily due to net earnings. Net earnings for the first six months of 2006 were $3,377,000 compared to $3,114,000 for the same period of 2005. In addition, the Company’s accumulated other comprehensive loss was $5,690,000 at June 30, 2006 compared to an accumulated other comprehensive loss of $3,982,000 at December 31, 2005. The increase in the accumulated other comprehensive loss is due to a decrease in the fair value of investment securities available for sale. During the first six months of 2006, cash dividends of $1,211,000 or $0.32 per share, were declared on the Company’s common stock.

Certain financial ratios for the Company are presented in the following table:

	June 30, 2006	December 31, 2005
Return on average assets – annualized	1.09%	1.08%
Return on average equity – annualized	15.51%	14.26%

The Company’s Tier 1 leverage ratio was 9.07%, Tier 1 risk-based capital ratio was 15.90% and Total risk-based capital ratio was 14.86% at June 30, 2006. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first six months of 2006 was deposit growth. The Company used these funds to fund loan growth and purchases of investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”), the Bank had outstanding advances totaling approximately $98,196,000 at June 30, 2006, under total FHLB-Atlanta facilities of 30% of the Bank’s total assets or $194,390,000 as of June 30, 2006.

Net cash used in operating activities of $1,294,000 for the six months ended June 30, 2006 consisted primarily of an increase in loans held for sale and other assets offset by net earnings. Net cash used in investing activities of $31,756,000 principally resulted from investment securities purchases of $44,273,000 and an increase in loans of $12,327,000. This is offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $14,636,000 and proceeds from sales of investment securities available for sale of $9,817,000. The $40,533,000 in net cash provided by financing activities resulted primarily from an increase of $27,564,000 in interest-bearing deposits, an increase of $7,705,000 in non-interest bearing deposits and an increase in securities sold under agreements to repurchase of $6,787,000.

Note Payable to Trust

The Company owns all the common securities of a Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7,000,000 million in trust preferred trust securities, guaranteed by the Company on a junior subordinated basis. The Company obtained these proceeds through a note payable to the trust in the form of junior subordinated debentures. As of June 30, 2006, $7,000,000 of the $7,217,000 note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities are currently included in Tier 1 Capital so long as it does not exceed 25% of total Tier 1 capital. The Federal Reserve’s new trust preferred capital rules, which took effect in early April 2006, permit the Company to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debentures. During the last five years preceding maturity, the amount included as capital will decline 20% per year..

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and entering into conditional obligations as it does for on-balance sheet instruments.

The financial instruments with contract amounts which represent credit risk as of June 30, 2006 are as follows:

Commitments to extend credit	$49,453,000
Standby letters of credit	11,283,000

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

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most standby letters of credit expire within one year, but may be renewed. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitment facilities to customers. The Company may hold various assets as collateral supporting those commitments, where it determines that collateral for these obligations is appropriate.

Interest Rate Sensitivity Management

At June 30, 2006, interest sensitive assets that reprice or mature within the next 12 months were $255,454,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $328,757,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $73,303,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.78%. This compares to a twelve month cumulative GAP position at December 31, 2005, of a negative $32,496,000 and a GAP ratio of 0.88%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the period measured, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the period measured. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, the Company’s exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at June 30, 2006 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 10.0% when rates are gradually increased or decrease 200 basis points over 12 months. Economic Value of Equity would not change more than the target 25% if rates were shocked up and down 2%. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Income

Net income increased $198,000 (12.9%) to $1,733,000 for the three month period ended June 30, 2006, compared to $1,535,000 for the same period of 2005. Basic and diluted net earnings per share were $0.46 and $0.40 for the second quarters of 2006 and 2005, respectively. Net income increased $263,000 (8.4%) to $3,377,000 for the six month period ended June 30, 2006 compared to $3,114,000 for the same period of 2005. During the six month period ended June 30, 2006 compared to the same period of 2005, the Company experienced an increase in net interest income and a decrease in noninterest expense and provision for loan losses. This was offset by a decrease in noninterest income.

Net Interest Income

Net interest income was $3,765,000 for the second quarter of 2006, an increase of $133,000 (3.7%) from $3,632,000 for the same period of 2005. Net interest income increased $104,000 (1.4%) to $7,417,000 for the six months ended June 30, 2006, compared to $7,313,000 for the six months ended June 30, 2005. The increase in net interest income for the six month period ending June 30, 2006 resulted primarily from an increase in the average volume in interest-earning assets offset by a decrease in the net yield on total interest earning assets of 5 basis points to 2.75%. Through the second quarter of 2006, the Company’s GAP position was more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $8,669,000 and $7,330,000 for the three months ended June 30, 2006 and 2005, respectively. This represents an increase of $1,339,000 (18.3%) for the second quarter of 2006 compared to the second quarter of 2005. For the six months ended June 30, 2006, interest and dividend income was $16,766,000, an increase of $2,397,000 (16.7%) compared to $14,369,000 for the same period of 2005. This change for the first six months of 2006 resulted as the Company’s yield on interest-earning assets increased 64 basis points while the average volume of interest-earning assets outstanding increased by approximately $23,000,000 (4.1%) over the same period of 2005. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $5,303,000 and $4,422,000 for the second quarters of 2006 and 2005, respectively. This reflects an increase of $881,000 (19.9%) during the three months ended June 30, 2006 over the same period of 2005. For the six month period ended June 30, 2006, interest and fees on loans increased $1,708,000 (19.9%) to $10,272,000 from $8,564,000 for the same period of 2005. The average volume of loans increased $17,122,000 (6.4%) for the six months ended June 30, 2006 compared to the same period for 2005, while the Company’s yield on loans also increased by 82 basis points resulting in the increase in interest and fees on loans for the six months ended June 30, 2006 compared to the same period for 2005.

For the three month period ended June 30, 2006, interest income on investment securities increased $480,000 (16.9%) to $3,313,000 from $2,833,000 for the same period of 2005. Interest income on investment securities for the six month period ended June 30, 2006, increased $634,000 (11.2%) to $6,307,000 from $5,673,000 for the same period of 2005. The Company’s average volume of investment securities increased by $7,390,000 (2.6%) for the first six months of 2006, compared to the same period of 2005, while the net yield on these average balances also increased by 38 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense increased $1,207,000 (32.6%) to $4,904,000 for the second quarter of 2006 compared to $3,697,000 for the same period of 2005. Total interest expense increased $2,294,000 (32.5%) to $9,349,000 from $7,055,000 for the six months ended June 30, 2006 and 2005, respectively. This change was due to an increase of 76 basis points in the rates paid on those liabilities during the first six months of 2006 compared to the same period of 2005 and a 5.5% increase in the Company’s average volume of interest-bearing liabilities. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, increased $1,121,000 (44.9%) to $3,618,000 for the second quarter of 2006 compared to $2,497,000 for the same period of 2005. Interest on deposits was $6,902,000 and $4,676,000 for the six months ended June 30, 2006 and 2005, respectively. The increase for the six month period ended June 30, 2006 is due to a 99 basis point increase in the rate paid on interest-bearing deposits and a 6.1% increase in the average volume of such deposits.

Interest expense on other borrowings, was $1,166,000 for the second quarter of 2006 and $1,184,000 for the same period of 2005. This represents a decrease of $18,000 (1.5%). For the six months ended June 30, 2006, interest expense on borrowed funds decreased $55,000 (2.3%) to $2,292,000 from $2,347,000 for the same period of 2005. This decrease for the six month period ended June 30, 2006 is mainly due to a 10 basis point decrease in the rate paid on other borrowed funds. The decrease in the rate paid on other borrowed funds resulted from a restructuring of several FHLB advances in the third quarter of 2005.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $210,000 and $300,000 for the six months ended June 30, 2006 and 2005, respectively. Despite loan growth, the provision for loan losses decreased for the six month period ended June 30, 2006 compared to the same period of 2005 due to management’s judgment and estimates related to the size of the allowance for loan losses in relation to the credit quality and performance of the loan portfolio during these periods. This improved credit quality and performance resulted from a decrease in nonperforming assets. See “—ALLOWANCE FOR LOAN LOSS AND RISK ELEMENTS.”

Noninterest Income

Noninterest income decreased $512,000 (31.3%) to $1,123,000 for the second quarter of 2006 from $1,635,000 for the same period of 2005. Noninterest income was $2,299,000 and $3,372,000 for the six months ended June 30, 2006 and 2005, respectively. This decrease is mainly due to a decrease in other noninterest income.

Other noninterest income decreased $490,000 (39.1%) to $762,000 for the second quarter of 2006 from $1,252,000 for the same period of 2005. Other noninterest income was $1,564,000 and $2,618,000 for the six months ended June 30, 2006 and 2005, respectively. This represents a decrease of $1,054,000 (40.3%) for the six month period ended June 30, 2006 compared to the same period of 2005. This decrease was mainly due to a decrease in MasterCard/VISA discounts and fees due to the Company moving its MasterCard/VISA merchant processing to a third party in mid 2005.

Noninterest Expense

Total noninterest expense was $2,454,000 and $3,061,000 for the second quarters of 2006 and 2005, respectively, representing a decrease of $607,000 (19.8%). For the six months ended June 30, 2006, total noninterest expense decreased $1,271,000 (20.3%) to $5,000,000 from $6,271,000 for the same period of 2005. This decrease was mainly due to a decrease in other noninterest expense.

For the second quarter of 2006, other noninterest expense decreased $631,000 (42.7%) to $847,000 from $1,478,000 for the second quarter of 2005. Other noninterest expense was $1,684,000 and $2,991,000 for the six months ended June 30, 2006 and 2005, respectively. This decrease is primarily due to a decrease in MasterCard/VISA processing expense as a result of the Company moving its MasterCard/VISA processing to a third party in mid 2005 as mentioned above.

Income Taxes

Income tax expense was $595,000 and $522,000 for the second quarters of 2006 and 2005, respectively representing an increase of $73,000 (14.0%). For the six months ended June 30, 2006, income tax expense increased $127,000 (12.7%) to $1,128,000 from $1,001,000 for the six months ended June 30, 2005. These levels represent an effective tax rate on pre-tax earnings of 25.0% for the six months ended June 30, 2006 and 24.3% for the same period of 2005. The increase in effective tax rate is mainly due to a decrease in earnings on bank-owned life insurance and an overall increase in earnings before income taxes compared to the same period last year.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)			(Dollars in thousands)
ASSETS

Interest-earning assets:
Loans, net of unearned income (1)	$285,437	10,272	7.26%	268,315	8,565	6.44%
Investment securities:
Taxable	238,914	5,268	4.45%	238,252	4,784	4.05%
Tax-exempt (2)	49,669	1,574	6.39%	42,941	1,346	6.32%

Total investment securities	288,583	6,842	4.78%	281,193	6,130	4.40%
Federal funds sold	7,588	173	4.60%	8,227	111	2.72%
Interest-earning deposits with other banks	638	14	4.43%	1,512	20	2.67%

Total interest-earning assets	582,246	17,301	5.99%	559,247	14,826	5.35%
Allowance for loan losses	(3,913)			(3,651)
Cash and due from banks	13,200			11,818
Premises and equipment	2,367			2,625
Rental property, net	1,531			1,323
Other assets	26,463			22,626

Total assets	$621,894			593,988

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits:
NOW	$69,705	879	2.54%	68,972	557	1.63%
Savings and money market	141,305	2,479	3.54%	115,768	1,133	1.97%
Certificates of deposits less than $100,000	85,323	1,811	4.28%	87,340	1,564	3.61%
Certificates of deposits and other time deposits of $100,000 or more	97,959	1,733	3.57%	99,590	1,421	2.88%

Total interest-bearing deposits	394,292	6,902	3.53%	371,670	4,675	2.54%
Federal funds purchased and securities sold under agreements to repurchase	6,473	155	4.83%	2,402	33	2.77%
Other borrowed funds	105,218	2,292	4.39%	105,435	2,347	4.49%

Total interest-bearing liabilities	505,983	9,349	3.73%	479,507	7,055	2.97%
Noninterest-bearing deposits	68,157			66,881
Accrued expenses and other liabilities	4,218			2,839
Stockholders’ equity	43,536			44,761

Total liabilities and stockholders’ equity	$621,894			593,988

Net interest income		$7,952			$7,771

Net yield on total interest-earning assets			2.75%			2.80%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s interest rate risk remained slightly liability sensitive during the second quarter of 2006. In fact, with a potential income variance of less than 2% the company is almost has neutral interest rate risk.

The Company models economic value of equity as a measure of market risk. As of December 2005, economic value of equity would increase 2.36% if rates decrease 200 basis points and decrease 0.95% if rates increase 200 basis points. As of June 2006, if rates decrease 200 basis points, economic value of equity would increase 10.95% and, if rates increase 200 basis points, economic value of equity would decrease 23.78%.

The Company became slightly less liability-sensitive for a 12 month forecast. The Company’s model projection for the next 12 months reflects greater volatility in assets while liabilities remain virtually unchanged. This is primarily due to a greater volume of variable rate loans and fed funds sold along with a LIBOR indexed deposits reaching a cap. However, these benefits are offset by certain convertible FHLB advances becoming variable. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 0.50% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could increase by 1.79%. In December, the exposure in a ramp down scenario was 2.36% and the ramp up exposure was (1.38%). The Company recognizes there is uncertainty concerning the direction of future interest rates but believes that the the risk of rising interest rates is minimal. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Director of Financial Operations (“DFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands except share data)
April 1 – April 30	535	$23.78	N/A	$0
May 1 – May 31	134	$23.65	N/A	$0
June 1 – June 30	1,200	$23.93	N/A	$0
Total	1,869	$23.87	N/A	$0

[1]	A total of 1,869 shares were purchased in privately negotiated transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday, May 9, 2006, at 3:00 p.m. This meeting was held for the purpose of considering the election of ten directors to the Board of Directors to serve one-year terms expiring at the Company’s 2007 Annual Meeting of Shareholders and until their successors have been elected and qualified.

As to the election of ten directors, Messers E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus, Anne M. May, Robert W. Dumas, David E. Housel, William F. Ham, Jr., Edward Lee Spencer III, C. Wayne Alderman were all elected to the Board of Directors. The number of votes was as follows:

	Votes cast for Election	Votes cast to Withhold Authority
E.L. Spencer, Jr.	3,183,588	2,930
J.E. Evans	3,162,319	24,199
Emil F. Wright, Jr.	3,162,319	24,199
Terry Andrus	3,141,064	45,454
Anne M. May	3,162,319	24,199
Robert W. Dumas	3,162,319	24,199
David E. Housel	3,162,038	24,480
William F. Ham, Jr.	3,183,588	2,930
Edward Lee Spencer III	3,162,319	24,199
C. Wayne Alderman	3,162,319	24,199

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Bylaws of Auburn National Bancorporation, Inc. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.***

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.
**	Incorporated by reference from Registrant’s Form 8-K dated April 13, 2005.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 14, 2006	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date: August 14, 2006	By:	/s/ C. Wayne Alderman
C. Wayne Alderman
Director of Financial Operations