Form 10-Q
period 2006-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2006-11-14
CIK 750574

As filed with the Securities and Exchange Commission on November 14, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.01 par value per share	3,766,582 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(Unaudited)

	9/30/2006	12/31/2005
Assets
Cash and due from banks	$13,808,603	13,704,096
Federal funds sold	17,797,000	10,237,409

Cash and cash equivalents	31,605,603	23,941,505

Interest-earning deposits with other banks	673,363	2,140,856
Investment securities held to maturity (fair value of $544,027 and $636,962 at September 30, 2006 and December 31, 2005, respectively)	542,874	633,478
Investment securities available for sale	287,160,331	274,327,424
Loans held for sale	3,874,082	1,400,269
Loans	283,746,144	282,059,247
Less allowance for loan losses	(4,038,231)	(3,843,374)

Loans, net	279,707,913	278,215,873

Premises and equipment, net	2,230,802	2,428,619
Rental property, net	3,622,185	1,236,583
Other assets	26,569,541	23,829,154

Total assets	$635,986,694	608,153,761

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$74,840,815	70,784,282
Interest-bearing	404,428,413	384,211,006

Total deposits	479,269,228	454,995,288

Securities sold under agreements to repurchase	6,987,362	1,731,391
Other borrowed funds	93,191,568	98,205,256
Note payable to Trust	7,217,000	7,217,000
Accrued expenses and other liabilities	2,296,402	2,050,348

Total liabilities	588,961,560	564,199,283

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,738,559	3,734,425
Retained earnings	50,142,191	46,918,896
Accumulated other comprehensive loss, net	(3,574,342)	(3,981,772)
Less treasury stock at cost, 185,567 and 162,119 shares at September 30, 2006 and December 31, 2005, respectively	(3,320,845)	(2,756,642)

Total stockholders’ equity	47,025,134	43,954,478

Total liabilities and stockholders’ equity	$635,986,694	608,153,761

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Earnings

For the Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans, including fees	$5,502,002	4,782,539	15,774,361	13,347,025
Investment securities:
Taxable	2,775,851	2,332,541	8,044,215	7,116,596
Tax-exempt	482,822	472,385	1,521,338	1,361,323
Federal funds sold	77,067	74,234	249,959	185,220
Interest-earning deposits with other banks	11,735	7,160	25,321	27,559

Total interest and dividend income	8,849,477	7,668,859	25,615,194	22,037,723

Interest expense:
Deposits	3,833,053	2,797,771	10,735,231	7,473,361
Securities sold under agreements to repurchase	74,208	24,042	229,159	56,707
Other borrowings	1,160,240	1,178,673	3,452,312	3,525,811

Total interest expense	5,067,501	4,000,486	14,416,702	11,055,879

Net interest income	3,781,976	3,668,373	11,198,492	10,981,844

Provision for loan losses	85,000	120,000	295,000	420,000

Net interest income after provision for loan losses	3,696,976	3,548,373	10,903,492	10,561,844

Noninterest income:
Service charges on deposit accounts	355,502	383,460	1,047,596	1,130,615
Investment securities gains (losses), net	(37,746)	4,131	5,679	11,306
Other	815,246	1,455,194	2,378,998	4,073,302

Total noninterest income	1,133,002	1,842,785	3,432,273	5,215,223

Noninterest expense:
Salaries and benefits	1,419,747	1,407,373	4,201,474	4,130,409
Net occupancy expense	269,005	275,000	803,435	832,216
Other	859,686	1,506,719	2,543,708	4,497,284

Total noninterest expense	2,548,438	3,189,092	7,548,617	9,459,909

Earnings before income taxes	2,281,540	2,202,066	6,787,148	6,317,158

Income tax expense	620,891	576,532	1,749,265	1,577,630

Net earnings	$1,660,649	1,625,534	5,037,883	4,739,528

Basic and diluted earnings per share:	$0.44	0.42	1.33	1.23

Weighted-average shares outstanding, basic	3,775,649	3,827,894	3,781,918	3,838,459

Weighted-average shares outstanding, diluted	3,776,023	3,828,795	3,782,363	3,839,358

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2006

(Unaudited)

		Common stock		Additional paid-in Capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Comprehensive income	Shares	Amount
Balances at December 31, 2005		3,957,135	$39,571	3,734,425	46,918,896	(3,981,772)	(2,756,642)	43,954,478
Comprehensive income:
Net earnings	$5,037,883	—	—	—	5,037,883	—	—	5,037,883
Other comprehensive income due to change in unrealized loss on investment securities available for sale and derivative, net	407,430	—	—	—	—	407,430	—	407,430

Total comprehensive income	$5,445,313

Cash dividends paid ($0.48 per share)		—	—	—	(1,814,588)	—	—	(1,814,588)
Purchase of treasury stock (24,048 shares)		—	—	—	—	—	(568,103)	(568,103)
Sale of treasury stock (600 shares)		—	—	4,134	—	—	3,900	8,034

Balances at September 30, 2006		3,957,135	$39,571	3,738,559	50,142,191	(3,574,342)	(3,320,845)	47,025,134

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$5,037,883	4,739,528
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	296,668	339,490
Net amortization of premiums/discounts on investment securities	388,175	760,308
Provision for loan losses	295,000	420,000
Gain on disposal of premises and equipment	(2,821)	(1,028)
Investment securities gains	(5,679)	(11,306)
Net (increase) decrease in loans held for sale	(2,473,813)	2,208,721
Increase in interest receivable	(231,210)	(312,785)
Net (increase) decrease in other assets	(2,723,151)	56,120
Increase in interest payable	380,648	225,847
Net decrease in accrued expenses and other liabilities	(126,594)	(1,811,795)

Net cash provided by operating activities	835,106	6,613,100

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	19,259,095	33,346,426
Proceeds from maturities/calls/paydowns of investment securities held to maturity	90,537	141,300
Proceeds from maturities/calls/paydowns of investment securities available for sale	21,897,379	29,750,853
Purchases of investment securities available for sale	(53,700,760)	(62,558,943)
Net increase in loans	(2,062,640)	(27,600,547)
Purchases of premises and equipment	(89,259)	(63,242)
Proceeds from the sale of other real estate	278,579	72,916
Proceeds from the sale of premises and equipment	4,494	1,200
Purchase of rental property	(2,457,492)	—
Net decrease (increase) in interest-earning deposits with other banks	1,467,493	(812,537)

Net cash used in investing activities	(15,312,574)	(27,722,574)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,056,533	12,071,744
Net increase in interest-bearing deposits	20,217,407	21,402,307
Net increase (decrease) in securities sold under agreements to repurchase	5,255,971	(3,534,818)
Repayments of other borrowed funds	(5,013,688)	(13,687)
Sale of treasury stock	8,034	4,540
Purchase of treasury stock	(568,103)	(568,250)
Dividends paid	(1,814,588)	(1,669,214)

Net cash provided by financing activities	22,141,566	27,692,622

Net increase in cash and cash equivalents	7,664,098	6,583,148

Cash and cash equivalents at beginning of period	23,941,505	26,431,412

Cash and cash equivalents at end of period	$31,605,603	33,014,560

Supplemental information on cash payments:
Interest paid	$14,036,055	6,829,545

Income taxes paid	$3,768,211	2,047,825

Supplemental information on noncash transactions:
Real estate acquired through foreclosure	$275,600	221,547

See accompanying notes to condensed consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARY

Notes to the Condensed Consolidated Financial Statements

September 30, 2006

Note 1- General

The consolidated financial statements in this report have been prepared in accordance with accounting principles generally accepted in the United States and have not been audited. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations that Auburn National Bancorporation, Inc. (the “Company”) and its subsidiary may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Note 2- Comprehensive Income

The primary component of the differences between net earnings and comprehensive income for the Company is unrealized gains/losses on available for sale securities and derivative. Total comprehensive income for the three months ended September 30, 2006 was $3,777,000 compared to comprehensive income of $1,270,000 for the three months ended September 30, 2005. Total comprehensive income for the nine months ended September 30, 2006 was $5,445,000 compared to comprehensive income of $3,280,000 for the nine months ended September 30, 2005.

Note 3 – Pending and New Accounting Pronouncements

In December 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2005), “Share-Based Payment” (“SFAS 123R”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. The Company adopted SFAS 123R effective January 1, 2006, which did not have a material effect on the consolidated balance sheets or statements of earnings for the Company as all options outstanding were fully vested at that date.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 is an amendment of SFAS 133 and SFAS 140. SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Company will be required to apply the provisions of SFAS 155 to all financial instruments acquired or issued after January 1, 2007. The Company does not expect the adoption of SFAS 155 will have a material effect on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement 140.” SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material effect on the consolidated financial statements of the Company.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation and its effect on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, however, does clarify the proper measurement of fair value as the hypothetical price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or receive the assumed liability (an entry price) at the measurement date. The Corporation will be required to adopt this standard beginning January 1, 2008. The Company does not expect the adoption of SFAS 157 will have a material effect on the consolidated financial statements of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is an amendment to Part 211 of Title 17 of the Code of Federal Regulations. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. The bulletin recommends registrants quantify the effect of correcting all misstatements, including both the carryover and the reversing effects of prior-year misstatements, on the current-year financial statements. SAB 108 is effective no later than December 31, 2006. Management is currently evaluating this statement and its effect on the consolidated financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2006 and September 30, 2005.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	credit risks;

•	uncertainties regarding assumptions underlying the establishment of allowance for possible loan losses and other estimates;

•	uncertainties regarding mergers and acquisitions, including, without limitation, the related costs and time of integrating operations as part of these transactions and the failure to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products, which may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2005 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS.”

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

Auburn National Bancorporation, Inc. (the “Company”) is a one-bank holding company established in 1984, and incorporated under the laws of the State of Delaware. AuburnBank (the “Bank”), the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn Kroger store, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley and Orange Beach, Alabama. A new in-store branch is planned to open in 2007 at the Kroger supermarket to be located in the Tiger Town shopping center in Opelika, Alabama.

Summary

Net earnings of $1,661,000 for the quarter ended September 30, 2006 represented an increase of $35,000 (2.2%) from the Company’s net earnings of $1,626,000 for the same period of 2005. Basic and diluted net earnings per share increased $0.02 (4.8%) to $0.44 during the third quarter of 2006 from $0.42 for the third quarter of 2005. Net earnings increased $298,000 (6.3%) to $5,038,000 for the nine months ended September 30, 2006 compared to $4,740,000 for the same period of 2005. Basic and diluted net earnings per share increased $0.10 (8.1%) to $1.33 during the nine months ended September 30, 2006 from $1.23 for the nine months ended September 30, 2005. The increase in the Company’s net earnings during the nine months ended September 30, 2006 compared to the same periods of 2005 was primarily due to an increase in net interest income and a decrease in noninterest expense and provision for loan losses. This was partially offset by a decrease in noninterest income. The net yield on total interest-earning assets decreased to 2.74% for the nine months ended September 30, 2006 from 2.77% for the same period of 2005. The decrease in the net yield on interest-earning assets is due to a larger increase in the cost of funds compared to the increase in yield on interest-earning assets. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Total assets of $635,987,000 at September 30, 2006 represented an increase of $27,833,000 (4.6%) over total assets of $608,154,000 at December 31, 2005. This increase resulted primarily from an increase of $7,560,000 in federal funds sold and an increase of $12,833,000 in investment securities available for sale. The primary source of increases in federal funds sold and investment securities available for sale were an increase in total deposits of $24,274,000.

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

Financial Condition

Investment Securities and Federal Funds Sold

Investment securities held to maturity were $543,000 at September 30, 2006 and $633,000 at December 31, 2005. This decrease of $90,000 (14.2%) was primarily the result of scheduled paydowns and calls of principal amounts. These funds were reinvested in investment securities available for sale.

Investment securities available for sale increased $12,833,000 (4.7%) to $287,160,000 at September 30, 2006 from $274,327,000 at December 31, 2005. This increase is a result of purchases of $28,855,000 in U.S. agency securities, $9,133,000 in mortgage-backed securities, $7,850,000 in collateralized mortgage obligations, $6,805,000 in state and political subdivision securities and $1,057,000 in corporate securities. These purchases were offset by $21,897,000 in scheduled paydowns, maturities and issuer calls of principal amounts. In addition, $4,918,000 of U.S. agency securities, $3,769,000 of collateralized mortgage obligations and $10,572,000 of state and political subdivision securities were sold in the first nine months of 2006.

Federal funds sold increased $7,560,000 (73.8%) to $17,797,000 at September 30, 2006 from $10,237,000 at December 31, 2005. This reflects normal activity in the Bank’s funds management efforts.

Loans

Total loans of $283,746,000 at September 30, 2006 reflected an increase of $1,687,000 (0.6%) compared to the total loans of $282,059,000 at December 31, 2005. Three loan categories represented the majority of the loan portfolio with commercial real estate mortgage loans consisting of 52.3%, residential real estate mortgage loans consisting of 22.4% and commercial, financial and agricultural loans consisting of 17.4%, of the Bank’s total loans at September 30, 2006. The net yield on loans was 7.33% for the nine months ended September 30, 2006 compared to 6.52% for the nine months ended September 30, 2005 primarily due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Allowance for Loan Losses and Risk Elements

The allowance for loan losses reflects management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management reviews the components of the loan portfolio in order to estimate the appropriate provision required to maintain the allowance at a level believed adequate in relation to losses inherent in the loan portfolio. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts, and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, and other factors, including developments anticipated by management with respect to various credits, which management believes affect the allowance for loan losses.

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

The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005.

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Year ended December 31, 2005
		(In thousands)
Balance at beginning of period, January 1,	$3,843	$3,456	$3,456

Charge-offs	150	308	356
Recoveries	50	244	258

Net charge-offs (recoveries)	100	64	98

Provision for loan losses	295	420	485

Ending balance	$4,038	$3,812	$3,843

The allowance for loan losses increased $195,000 (5.1%) to $4,038,000 at September 30, 2006 from $3,843,000 at December 31, 2005. Management believes that the current level of allowance for loan losses (1.42% of total outstanding loans at September 30, 2006) is adequate to absorb anticipated losses identified in the portfolio at September 30, 2006. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

During the first nine months of 2006, the Bank made $295,000 in provisions to the allowance for loan losses based on management’s assessment of the credit quality of the loan portfolio. For the nine months ended September 30, 2006, the Bank had charge-offs of $150,000 and recoveries of $50,000.

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, were $17,000 at September 30, 2006, a decrease of 84.3% from $108,000 at December 31, 2005. This decrease is mainly due to a decrease in nonaccrual loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $3,000 for the nine months ended September 30, 2006.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	September 30, 2006	December 31, 2005
	(In thousands)
Nonaccrual loans	$17	108
Other nonperforming assets (primarily other real estate owned)	—	—

Accruing loans 90 days or more past due	—	—

Total nonperforming assets	$17	108

Ratio of allowance for loan losses as a percent of total loans outstanding	1.42%	1.36%
Ratio of allowance for loan losses as a percent of nonaccrual loans and other nonperforming assets	23,752.94%	3,558.33%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At September 30, 2006, 57 loans totaling $4,833,000, or 1.7% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 65 loans totaling $5,365,000, or 1.9% of total loans outstanding, net of unearned income, at December 31, 2005. At September 30, 2006 and December 31, 2005, the Company had no impaired loans.

Deposits

Total deposits increased $24,274,000 (5.3%) to $479,269,000 at September 30, 2006, compared to $454,995,000 at December 31, 2005. Noninterest-bearing deposits increased $4,057,000 (5.7%) during the first nine months of 2006, while total interest-bearing deposits increased $20,217,000 (5.3%) to $404,428,000 at September 30, 2006 from $384,211,000 at December 31, 2005. The increase in noninterest-bearing deposits is due primarily to an increase in regular demand deposit accounts. During the first nine months of 2006, the Bank experienced an increase in certificates of deposit over $100,000 of $14,514,000 (15.1%) and money market accounts of $10,881,000 (9.4%). The Company considers the shifts in the deposit mix to be within the normal course of business and in line with the Bank’s funding strategy and changes in customer preferences for interest-bearing deposits as market rates have increased. The average rate paid on interest-bearing deposits was 3.62% for the nine months ended September 30, 2006 compared to 2.67% for the same period of 2005 due to an increase in interest rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Capital Resources and Liquidity

The Company’s consolidated stockholders’ equity was $47,025,000 at September 30, 2006, compared to $43,954,000 at December 31, 2005. This represents an increase of $3,071,000 (7.0%) during the first nine months of 2006 primarily due to increased net earnings for the period. Net earnings for the first nine months of 2006 were $5,038,000 compared to $4,740,000 for the same period of 2005. In addition, the Company’s accumulated other comprehensive loss was $3,574,000 at September 30, 2006 compared to an accumulated other comprehensive loss of $3,982,000 at December 31, 2005. The decrease in the accumulated other comprehensive loss is due to an increase in the fair value of investment securities available for sale. During the first nine months of 2006, cash dividends of $1,815,000 or $0.48 per share, were declared on the Company’s common stock.

Certain financial ratios for the Company are presented in the following table:

	September 30, 2006	December 31, 2005
Return on average assets – annualized	1.08%	1.08%
Return on average equity – annualized	15.28%	14.26%

The Company’s Tier 1 leverage ratio was 9.26%, Tier 1 risk-based capital ratio was 15.63% and Total risk-based capital ratio was 16.72% at September 30, 2006. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company believes it is “well capitalized.”

The primary source of liquidity during the first nine months of 2006 was deposit growth. The Company used these funds to fund loan growth and purchases of investment securities available for sale. Under the advance program with Federal Home Loan Bank of Atlanta (“FHLB”), the Bank had outstanding advances totaling approximately $93,192,000 at September 30, 2006, under total FHLB facilities of 30% of the Bank’s total assets or $189,512,000 as of September 30, 2006.

Net cash provided by operating activities of $835,000 for the nine months ended September 30, 2006 consisted primarily of a net increase in loans held for sale and other assets offset by net earnings. Net cash used in investing activities of $15,313,000 principally resulted from investment securities purchases of $53,701,000. This is offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $21,897,000 and proceeds from sales of investment securities available for sale of $19,259,000. The $22,142,000 in net cash provided by financing activities resulted primarily from an increase of $20,217,000 in interest-bearing deposits, an increase of $4,057,000 in non-interest bearing deposits and an increase in securities sold under agreements to repurchase of $5,256,000. This is offset by repayments of other borrowed funds of $5,014,000.

Note Payable to Trust

The Company owns all the common securities of a Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7,000,000 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained these proceeds through a note payable to the trust in the form of junior subordinated debentures. As of September 30, 2006, $7,000,000 of the $7,217,000 note payable to trust was classified as Tier 1

Capital for regulatory purposes. For regulatory purposes, the trust preferred securities are currently included in Tier 1 Capital so long as such securities do not exceed 25% of total Tier 1 capital. The Federal Reserve’s new trust preferred capital rules, which took effect in early April 2006, permit the Company to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debentures. During the last five years preceding maturity, the amount included as capital will decline 20% per year.

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

The financial instruments with contract amounts which represent credit risk as of September 30, 2006 are as follows:

Commitments to extend credit	$50,211,000
Standby letters of credit	11,182,000

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

Interest Rate Sensitivity Management

At September 30, 2006, interest sensitive assets that reprice or mature within the next 12 months were $247,661,000 compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $299,278,000. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $51,617,000 resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.83%. This compares to a twelve month cumulative GAP position at December 31, 2005, of a negative $32,496,000 and a GAP ratio of 0.88%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the period measured, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the period measured. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, the Company’s exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at September 30, 2006 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 10.0% when rates are gradually increased or decreased 200 basis points over 12 months. Also, Economic Value of Equity would not change more than the target 25% if rates were shocked up and down 2%. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Results of Operations

Net Earnings

Net earnings increased $35,000 (2.2%) to $1,661,000 for the three month period ended September 30, 2006, compared to $1,626,000 for the same period of 2005. Basic and diluted net earnings per share were $0.44 and $0.42 for the third quarters of 2006 and 2005, respectively. Net earnings increased $298,000 (6.3%) to $5,038,000 for the nine month period ended September 30, 2006 compared to $4,740,000 for the same period of 2005. During the nine month period ended September 30, 2006 compared to the same period of 2005, the Company experienced an increase in net interest income and a decrease in noninterest expense and provision for loan losses. This was offset by a decrease in noninterest income.

Net Interest Income

Net interest income was $3,782,000 for the third quarter of 2006, an increase of $114,000 (3.1%) from $3,668,000 for the same period of 2005. Net interest income increased $216,000 (2.0%) to $11,198,000 for the nine months ended September 30, 2006, compared to $10,982,000 for the nine months ended September 30, 2005. This change for the first nine months of 2006 resulted primarily from an increase in the average volume in interest-earning assets offset by a decrease in the net yield on total interest earning assets of 3 basis points to 2.74%. Through the third quarter of 2006, the Company’s GAP position was more liability sensitive to changes in interest rates. The Company continues to regularly review and manage its asset/liability position in an effort to manage the negative effects of changing rates. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest and Dividend Income

Interest income is a function of the volume of interest earning assets and their related yields. Interest and dividend income was $8,849,000 and $7,669,000 for the three months ended September 30, 2006 and 2005, respectively. This represents an increase of $1,180,000 (15.4%) for the third quarter of 2006 compared to the third quarter of 2005. For the nine months ended September 30, 2006, interest and dividend income was $25,615,000, an increase of $3,577,000 (16.2%) compared to $22,038,000 for the same period of 2005. This change for the first nine months of 2006 resulted as the Company’s yield on interest-earning assets increased 64 basis points while the average volume of interest-earning assets outstanding increased by approximately $20,582,000 (3.7%) over the same period of 2005. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $5,502,000 and $4,783,000 for the third quarters of 2006 and 2005, respectively. This reflects an increase of $719,000 (15.0%) during the three months ended September 30, 2006 over the same period of 2005. For the nine month period ended September 30, 2006, interest and fees on loans increased $2,427,000 (18.2%) to $15,774,000 from $13,347,000 for the same period of 2005. The average volume of loans increased $14,333,000 (5.2%) for the nine months ended September 30, 2006 compared to the same period for 2005, while the Company’s yield on loans also increased by 81 basis points resulting in the increase in interest and fees on loans for the nine months ended September 30, 2006 compared to the same period for 2005.

For the three month period ended September 30, 2006, interest income on investment securities increased $454,000 (16.2%) to $3,259,000 from $2,805,000 for the same period of 2005. Interest income on investment securities for the nine month period ended September 30, 2006, increased $1,087,000 (12.8%) to $9,565,000 from $8,478,000 for the same period of 2005. The Company’s average volume of investment securities increased by $8,173,000 (2.9%) for the first nine months of 2006 compared to the same period of 2005, while the net yield on these average balances also increased by 42 basis points. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest Expense

Total interest expense increased $1,068,000 (26.7%) to $5,068,000 for the third quarter of 2006 compared to $4,000,000 for the same period of 2005. Total interest expense increased $3,361,000 (30.4%) to $14,417,000 from $11,056,000 for the nine months ended September 30, 2006 and 2005, respectively. This change was due to an increase of 74 basis points in the rates paid on those liabilities during the first nine months of 2006 compared to the same period of 2005 and a 5.1% increase in the Company’s average volume of interest-bearing liabilities. See the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table.

Interest on deposits, the primary component of total interest expense, increased $1,035,000 (37.0%) to $3,833,000 for the third quarter of 2006 compared to $2,798,000 for the same period of 2005. Interest on deposits was $10,735,000 and $7,473,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase for the nine month period ended September 30, 2006 is due to a 95 basis point increase in the rate paid on interest-bearing deposits and a 5.8% increase in the average volume of such deposits.

Interest expense on other borrowings was $1,160,000 for the third quarter of 2006 and $1,179,000 for the same period of 2005. This represents a decrease of $19,000 (1.6%). For the nine months ended September 30, 2006, interest expense on borrowed funds decreased $74,000 (2.1%) to $3,452,000 from $3,526,000 for the same period of 2005. This decrease for the nine month period ended September 30, 2006 is mainly due to a 6 basis point decrease in the rate paid on other borrowed funds and a 0.8% decrease in the average volume of other borrowed funds. The decrease in the rate paid on other borrowed funds resulted from a restructuring of several FHLB advances in the third quarter of 2005.

Provision for Loan Losses

The provision for loan losses is based on management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. The provision for loan losses was $295,000 and $420,000 for the nine months ended September 30, 2006 and 2005, respectively. Despite loan growth, the provision for loan losses decreased for the nine month period ended September 30, 2006 compared to the same period of 2005 due to management’s judgment and estimates related to the size of the allowance for loan losses in relation to the credit quality and performance of the loan portfolio during these periods. This improved credit quality and performance resulted from a decrease in nonperforming assets. See “—Allowance for Loan Loss AND RISK ELEMENTS.”

Noninterest Income

Noninterest income decreased $710,000 (38.5%) to $1,133,000 for the third quarter of 2006 from $1,843,000 for the same period of 2005. Noninterest income was $3,432,000 and $5,215,000 for the nine months ended September 30, 2006 and 2005, respectively. This decrease is mainly due to a decrease in other noninterest income.

Other noninterest income decreased $640,000 (44.0%) to $815,000 for the third quarter of 2006 from $1,455,000 for the same period of 2005. Other noninterest income was $2,379,000 and $4,073,000 for the nine months ended September 30, 2006 and 2005, respectively. This represents a decrease of $1,694,000 (41.6%) for the nine month period ended September 30, 2006 compared to the same period of 2005. This decrease was primarily due to the Company moving its MasterCard/VISA merchant processing to a third party in mid 2005; however, the net effect of the Company moving its MasterCard/VISA merchant processing to a third party resulted in an increase in net earnings of $89,000 for the nine month period ended September 30, 2006 compared to the same period of 2005.

Noninterest Expense

Total noninterest expense was $2,548,000 and $3,189,000 for the third quarters of 2006 and 2005, respectively, representing a decrease of $641,000 (20.1%). For the nine months ended September 30, 2006, total noninterest expense decreased $1,911,000 (20.2%) to $7,549,000 from $9,460,000 for the same period of 2005. This decrease was mainly due to a decrease in other noninterest expense.

For the third quarter of 2006, other noninterest expense decreased $647,000 (42.9%) to $860,000 from $1,507,000 for the third quarter of 2005. Other noninterest expense was $2,544,000 and $4,497,000 for the nine months ended September 30, 2006 and 2005, respectively. This represents a decrease of $1,953,000 (43.4%). This decrease is primarily due to a decrease in MasterCard/VISA processing expense as a result of the Company moving its MasterCard/VISA processing to a third party in mid 2005, as mentioned above.

Income Taxes

Income tax expense was $621,000 and $577,000 for the third quarters of 2006 and 2005, respectively representing an increase of $44,000 (7.6%). For the nine months ended September 30, 2006, income tax expense increased $171,000 (10.8%) to $1,749,000 from $1,578,000 for the nine months ended September 30, 2005. These levels represent an effective tax rate on pre-tax earnings of 25.8% for the nine months ended September 30, 2006 and 25.0% for the same period of 2005. The increase in effective tax rate is mainly due to a decrease in earnings on bank-owned life insurance and an overall increase in earnings before income taxes compared to the same period last year.

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

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARY

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$287,820	15,774	7.33%	273,487	13,347	6.52%
Investment securities:
Taxable	240,036	8,044	4.48%	236,309	7,117	4.03%
Tax-exempt (2)	48,311	2,304	6.38%	43,865	2,061	6.28%

Total investment securities	288,347	10,348	4.80%	280,174	9,178	4.38%
Federal funds sold	7,000	250	4.77%	8,344	185	2.96%
Interest-earning deposits with other banks	728	25	4.59%	1,308	28	2.86%

Total interest-earning assets	583,895	26,397	6.04%	563,313	22,738	5.40%
Allowance for loan losses	(3,944)			(3,693)
Cash and due from banks	13,250			11,858
Premises and equipment	2,334			2,591
Rental property, net	1,786			1,311
Other assets	25,343			22,790

Total assets	$622,664			598,170

LIABILITIES & STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Deposits:
NOW	$67,184	1,255	2.50%	68,286	886	1.73%
Savings and money market	142,346	3,829	3.60%	118,764	1,945	2.19%
Certificates of deposits less than $100,000	84,463	2,797	4.43%	86,987	2,409	3.70%
Certificates of deposits and other time deposits of $100,000 or more	102,277	2,854	3.73%	100,391	2,233	2.97%

Total interest-bearing deposits	396,270	10,735	3.62%	374,428	7,473	2.67%
Federal funds purchased and securities sold under agreements to repurchase	6,367	229	4.81%	2,538	57	3.00%
Other borrowed funds	104,587	3,452	4.41%	105,433	3,526	4.47%

Total interest-bearing liabilities	507,224	14,416	3.80%	482,399	11,056	3.06%
Noninterest-bearing deposits	69,453			67,823
Accrued expenses and other liabilities	2,035			2,732
Stockholders’ equity	43,952			45,216

Total liabilities and stockholders’ equity	$622,664			598,170

Net interest income		$11,981			$11,682

Net yield on total interest-earning assets			2.74%			2.77%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company models economic value of equity as a measure of market risk. As of December 2005, economic value of equity would increase 2.36% if rates decrease 200 basis points and decrease 0.95% if rates increase 200 basis points. As of September 2006, if rates decrease 200 basis points, economic value of equity would increase 7.84% and, if rates increase 200 basis points, economic value of equity would decrease 23.28%.

The Company became more liability-sensitive for a 12 month forecast. The Company’s model projection for the next 12 months reflects greater volatility in liabilities. This is primarily due to a greater volume of variable rate non-maturity deposits. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 4.77% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could increase by 4.97%. In December, the exposure in a ramp down scenario was a positive 2.36% and the ramp up exposure was a negative 1.38%. The Company recognizes there is uncertainty concerning the direction of future interest rates, but management believes it needs to prepare for the risk of falling interest rates. The model demonstrates the company is positioned for falling interest rates; however, the duration of assets and liabilities are fluid and driven by market conditions. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s annual report on Form 10-K for the year ended December 31, 2005, has not been updated in this filing.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Director of Financial Operations (“DFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
		(Dollars in thousands except share data)
July 1 – July 31	5,220	$23.71	N/A	$0
August 1 – August 31	5,279	$24.17	N/A	$0
September 1 – September 30	1,200	$25.10	N/A	$0
Total	11,699	$24.06	N/A	$0

[1]	A total of 11,699 shares were purchased in privately negotiated transactions.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Bylaws of Auburn National Bancorporation, Inc. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.

** Incorporated by reference from Registrant’s Form 8-K dated April 13, 2005.

***The	certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: November 14, 2006	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date: November 14, 2006	By:	/s/ C. Wayne Alderman
C. Wayne Alderman
\		Director of Financial Operations