Form 10-K
period 2006-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2007-03-30
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $59,498,083 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System.

The number of shares of the registrant’s common stock outstanding, as of March 9, 2007 was 3,735,703.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders (“Proxy Statement”) to be held May 8, 2007, are incorporated by reference in Part III.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic, business and market conditions; domestic and foreign;

•	government monetary and fiscal policies;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•

the risks of mergers, acquisitions and divestitures, , including, without limitation, related time and costs of effecting such transactions, integrating operations as part of these transactions and possible failure to achieve expected gains, and revenue growth and/or expense savings from such transactions;

•	changes in laws and regulations, including tax, banking and securities laws and regulations;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and

•	other factors and risks described in “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (“SEC”) under the Exchange Act.

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

The Bank has operated continuously since 1907 and conducts its business in East Alabama, including Lee County and surrounding areas. In April 1995, in order to gain flexibility and reduce certain regulatory burdens, the Bank converted from a national bank to an Alabama state bank that is a member of the Federal Reserve (the “Charter Conversion”). Prior to April 1995, the Bank was regulated by the Office of the Comptroller of the Currency. Upon consummation of the Charter Conversion, the Bank’s primary regulators became the Federal Reserve and the Alabama Superintendent of Banks (the “Alabama Superintendent”). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) since 1991.

General

The Company’s business is conducted primarily through the Bank and its subsidiaries. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area (“PSA”), as well as Mountain Brook and Orange Beach, Alabama. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 13 locations. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com.

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

Selected Economic Data

The Bank’s PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Outside of the Bank’s PSA, the Bank has residential mortgage loan originators in Orange Beach, Alabama, a beach community in south Alabama and Mountain Brook, a Birmingham suburb. Lee County’s population is approximately 120,000. Approximately 71% of the land in Lee County is devoted to agriculture, of which approximately 91% is comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company’s PSA include tires, textiles, small gasoline engines and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Uniroyal-Goodrich, West Point Stevens and Briggs & Stratton.

Loans and Loan Concentrations

The Bank makes loans for commercial, financial and agricultural purposes, as well as for real estate mortgage, real estate construction and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate construction, agricultural and consumer lending than with real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower’s financial strength and capacity to repay the debt, the underlying collateral and the borrower’s past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan. See “LEGISLATIVE AND REGULATORY CHANGES” for a discussion of recent regulatory guidance on commercial real estate lending.

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

Employees

At December 31, 2006, the Company and its subsidiaries had 137 full-time equivalent employees, including 31 officers.

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

The Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) revised the statutory restrictions separating banking activities from certain other financial activities. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and whose subsidiary banks have and maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions can elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company’s controlled depository institutions. Financial holding companies continue to be subject to the oversight and supervision of the Federal Reserve, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

The BHC Act permits acquisitions of banks by bank holding companies, such that the Company and any other bank holding company, whether located in Alabama or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Alabama permits interstate branching. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank, may establish, maintain and operate one or more banks in a state other than the State of Alabama pursuant to a merger transaction in which the Alabama bank is the resulting bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Alabama bank that participated in such merger.

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

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

Alabama law permits statewide branching by banks. The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks with competitive equality to the powers of national banks.

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated rating system which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure; monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

The GLB Act and related regulations requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

Community Reinvestment Act

The Company and the Bank are subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude branch expansion activities and may prevent a company from becoming a financial holding company. The Bank currently had a satisfactory CRA rating at year-end 2006.

As a result of the GLB Act, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. No new activities authorized under the GLB Act may be commenced by a bank holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. The Federal CRA regulations require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation.

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

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators are required to consider compliance with this Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company will be required to report on internal controls as part of its annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. It may be necessary to spend significant amounts of time and money on compliance with these rules. While management is working diligently to ensure compliance with this deadline, it is possible that management may not be able to complete its assessment of its internal controls in a timely manner. If the Company’s fails to comply with these internal control rules, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, and the values of its securities.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2006, the Bank paid cash dividends of $6,934,000 to the Company.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal and state regulatory authorities are authorized to determine the payment of dividends would be an unsafe or unsound practice, and may prohibit such dividends.

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

As of December 31, 2006, the consolidated capital ratios of the Company and the Bank were as follows:

	Regulatory Minimum	Company	Bank
Tier 1 risk-based capital ratio	4.0%	15.59%	14.44%
Total risk-based capital ratio	8.0%	16.68%	15.55%
Tier 1 leverage ratio	3.0-5.0%	9.22%	8.51%

The Company and the Bank are well capitalized.

FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Institutions that are “undercapitalized” are subject to growth limitations and are required to submit a capital restoration plan for approval. A depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim against the holding company’s capital restoration obligation would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had or will have any material impact on the Company and the Bank or their respective operations.

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

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted. In 2006, the Federal Reserve raised the targeted federal funds rate from 4.25% to 5.25%, but has held this rate steady since June 30, 2006.

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is subject to FDIC assessments for such deposit insurance, as well as assessments by the FDIC to pay interest on the Financing Corporation (“FICO”) bonds. During 2004 through 2006, the FDIC’s risk based deposit insurance assessments schedule ranged from zero to 27 basis points per annum. During these three years, the Bank paid no FDIC deposit insurance premiums. FICO assessments of approximately $59,000, $61,000 and $65,000 were paid to the FDIC in 2006, 2005 and 2004, respectively.

Congress passed the Federal Deposit Insurance Reform Act in February 2006. Deposits remain insured up to a maximum of $100,000, but the amount of deposits that will be FDIC-insured will be adjusted every five years based on inflation. Retirement accounts will be insured for up to $250,000 and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated.

The FDIC has adopted new risk-based deposit premium rules following the Reform Act, to achieve the new targeted designated reserve ratio specified in the Reform Act. The new rules set forth the following risk categories and initial deposit insurance assessment rates:

Risk Category	Assessment Rate
I	5 to 7 basis points
II	10 basis points
III	28 basis points
IV	43 basis points

The Bank expects that it will pay FDIC deposit insurance assessments in 2007 based upon the lowest rate Category of I. The Bank is also entitled to a one-time credit provided by the Reform Act and FDIC rules for deposit insurance premiums previously paid. The Bank expects the one-time credit to cover any assessments in 2007 based upon the lowest rate Category of I; however, this assessment will change with the levels of our deposits, and as a result of quarterly changes in the Bank’s risk category. Any credits unused in 2007 may be applied to reduce up to 90% of deposit insurance assessments in future years.

FICO assessments are set by the FDIC quarterly and ranged from 1.54 basis points of FDIC assessable deposits in the first quarter of 2004 to 1.46 basis points in the last quarter of 2004, 1.44 basis points in the first quarter of 2005 to 1.34 basis points in the lasg quarter of 2005, and 1.32 basis point in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006. The FICO assessment rate for the first quarter of 2007 is 1.22 basis points.

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

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of this property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance did not apply to the Company’s CRE lending activities at year-end 2006. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as improvements in its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The additional enhancements to the Company analysis and review of CRE concentrations are consistent with many of the principles in the Guidance, and the Company established a more detailed approach for managing its exposure to CRE concentrations in 2006.

ITEM 1A.	RISK FACTORS

Our future success is dependent on our ability to compete effectively in highly competitive markets.

The Alabama banking markets in which we do business are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon.

Our success depends on local economic conditions where we operate.

Our success depends on the general economic conditions in the geographic markets we serve in Alabama. The local economic conditions in our markets have a significant effect on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general or in one or more of our local markets could negatively effect our results of operations and our profitability.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held, as well as the marketability and value of real estate collateral, and the production of mortgage and other loans, and therefore may adversely affect our liquidity and earnings.

Regulatory risks of real estate lending and concentrations

Commercial real estate (“CRE”) is cyclical and poses the risks of possible loss due to concentration levels and similar risks of the asset. The Company had 50.4% and 52.5% of its portfolio in CRE loans as of December 31, 2006 and 2005, respectively. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches, or businesses, as well as other geographic and product expansion activities, involve various risks including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses to not perform consistent with our growth and profitability expectations;

•	risks of entering new markets or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decreases in profitability; and

•	diversion of our management’s time and attention from our existing operations and business.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity and results of operations would be adversely affected.

We and the Bank must meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on common stock, our ability to make acquisitions, and we would no longer meet the requirements for becoming a financial holding company.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We are regulated by several regulators, including the Federal Reserve, the Alabama Superintendent, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks, bank holding companies and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted.

We will be subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting

Oversight Board and Nasdaq. In particular, beginning December 31, 2007, we will be required to report on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

Cash available to pay dividends to the Company’s shareholders is derived primarily from dividends paid to the Company by its subsidiaries. The ability of the Company’s subsidiaries to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of our subsidiaries and its need to maintain appropriate liquidity and capital consistent with regulatory requirements and the needs of its businesses.

Our common stock is not heavily traded.

Although our common stock is listed for trading in the Nasdaq Capital Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This also depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

The Bank conducts its business from its main office and seven branches. The Bank also has three mortgage loan offices located in Mountain Brook, Phenix City and Valley, Alabama. In addition, the Bank has two mortgage loan originators in Orange Beach, Alabama, a beach community located near Pensacola, Florida. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,000 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building has paved parking for 84 vehicles, including four handicapped spaces. The main office offers the full line of the Bank’s services and has two ATMs, including one walk-up ATM and one drive-through ATM. The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

The Bank’s Kroger branch was opened in August 1988 and is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama. The bank leases approximately 500 square feet of space for this branch. In April 2003, the Bank entered into a new lease agreement for another five years. This branch offers the all Bank services (other than safe deposit boxes) and includes an ATM.

The Opelika branch is located in Opelika, Alabama. This branch, built in 1991, is owned by the Bank and has approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles, including two handicapped spaces.

The Bank’s Phenix City branch was opened in August 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 35 miles southeast of Auburn, Alabama. In September 2003, the Bank entered into a new lease agreement, which consists of approximately 600 square feet of space in the Wal-Mart, for another five years with an option to extend for an additional five years. This branch offers the full line of the Bank’s deposit and other services including an ATM, except safe deposit boxes.

The Bank’s Hurtsboro branch was opened in June 1999. This branch is located in Hurtsboro, Alabama, about 35 miles south of Auburn, Alabama. The Bank owns this branch, which has approximately 1,000 square feet of space. The Bank leases the land for this branch from a third party. In June 2004, the Bank exercised its option to extend this land lease for another five years. This branch offers the full line of the Bank’s services including safe deposit boxes, a drive-through window and an ATM. This branch offers parking for approximately 12 vehicles, including a handicapped ramp.

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

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles south of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,400 square feet of space. The Bank leased the land for this branch from a third party. In May 2004, the Bank exercised its option to extend the lease for another five years. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

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

In September 2004, the Bank opened a mortgage loan office in Valley. The mortgage office is located in Valley, Alabama, about 30 miles northeast of Auburn, Alabama and has approximately 1,600 square feet of space. In January 2006, the Bank exercised its option to extend the lease agreement for another two years. This office only offers mortgage loan services.

In December 2006, the Bank opened a leased mortgage loan production office in Mountain Brook, part of the Birmingham, Alabama metropolitan area. This office contains approximately 1,300 square feet of space and is located off of Highway 280.

Additionally, the Company completed two separate purchases in 2006 for properties that adjoin land already owned by the Company. These properties were acquired by the Company for purposes of future expansion.

In 2007, the Bank is planning to open a new in-store branch at the Kroger supermarket in the Tiger Town shopping center in Opelika, Alabama.

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

In 1994, the Bank acquired a parcel of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,050 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank (“UST”) containing petroleum products from the site. In 1995, the property was sold to a third party and the purchaser was indemnified of any environmental liability associated with the UST. Also in 1995, the Alabama Department of Environmental Management (“ADEM”) requested that the Bank submit a Secondary Investigation Plan (“Secondary Investigation”) as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy F. Weston, Inc. (“Weston”), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM’s Letter of Requirement dated January 18, 1996,

Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2007 as required by ADEM. Samples from the eight existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2007 will be approximately $50,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq Capital Market, under the symbol “AUBN”. As of March 9, 2007, there were approximately 3,735,703 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 438 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Capital Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2006
First Quarter	$23.40	$21.64	$0.16
Second Quarter	24.29	23.00	0.16
Third Quarter	27.01	23.03	0.16
Fourth Quarter	28.89	26.39	0.16

2005
First Quarter	$23.50	$20.00	$0.145
Second Quarter	22.91	21.00	0.145
Third Quarter	24.50	21.50	0.145
Fourth Quarter	24.06	21.08	0.145

(1)	The price information represents actual transactions.

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

The amount of dividends payable by the Bank is limited by law and regulation. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. Although Federal Reserve policy could restrict future dividends on Common Stock, such policy places no current restrictions on such dividends. See “SUPERVISION AND REGULATION – PAYMENT OF DIVIDENDS” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CAPITAL RESOURCES AND STOCKHOLDERS’ EQUITY.”

PERFORMANCE GRAPH

The following line-graph compares the cumulative, total return on the Company’s Class A Common Stock from December 31, 2001 to December 31, 2006, with that of the Nasdaq Index and Southeastern Bank Index (assuming a $100 investment on December 31, 2001). The Southeastern Bank Index is an independent bank index of Southern banks prepared by The Carson Medlin Company. Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

Comparison of Five Year Cumulative Total Return

	2001	2002	2003	2004	2005	2006
Auburn National Bancorporation, Inc.	100	122	184	199	218	292
Southeastern Bank Index	100	124	168	193	199	230
Nasdaq Index	100	69	103	133	115	126

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(Dollars in thousands except share data)
October 1 – October 31	5,186	$27.98	N/A	$0
November 1 – November 30	—	—	N/A	$0
December 1 – December 31	23,995	$27.70	N/A	$0
Total	29,181	$27.75

(1)	A total of 29,181 shares were purchased in privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Earnings
Net Interest Income(2)	$15,980	$15,994	$15,626	$14,636	$15,318
Provision for Loan Losses	330	485	600	675	1,680
Net Earnings	6,585	6,470	6,510	5,419	5,055
Per Share:
Net Earnings – basic and diluted	1.74	1.69	1.68	1.39	1.30
Cash Dividends	0.64	0.58	0.50	0.48	0.44
Book Value	12.93	11.58	11.57	10.38	10.16
Shares Issued	3,957,135	3,957,135	3,957,135	3,957,135	3,957,135
Weighted Average Shares Outstanding	3,777,721	3,830,002	3,870,198	3,894,969	3,894,649

Financial Condition
Total Assets	$635,126	$608,154	$591,161	$590,115	$505,027
Loans	281,983	282,059	251,129	244,652	254,344
Investment Securities	301,938	274,961	282,199	285,319	190,918
Total Deposits	469,648	454,995	429,339	434,042	395,191
Long-Term Debt	100,404	105,422	105,441	105,589	53,436
Shareholders’ Equity	48,418	43,954	44,504	40,408	39,582

Selected Ratios
Return on Average Total Assets	1.06%	1.08%	1.10%	1.05%	1.04%
Return on Average Total Equity	14.66%	14.26%	15.69%	13.47%	13.66%
Average Stockholders’ Equity to
Average Assets	7.20%	7.56%	7.03%	7.78%	7.65%
Allowance for Loan Losses as a % of Loans	1.43%	1.36%	1.38%	1.76%	2.01%
Loans to Total Deposits	60.04%	61.99%	58.49%	56.37%	64.36%

(2)	Certain reclassifications have been made to prior years’ financial information to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the Company’s results of operations and financial condition. Such discussion and analysis should be read in conjunction with “BUSINESS” and “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” In addition, this discussion and analysis also contains forward-looking statements, so you should also refer to “SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS.”

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the three years ended December 31, 2006, 2005 and 2004. This discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere herein. Certain amounts in 2005 and 2004 were reclassified to conform with the presentation in 2006. These reclassifications had no effect on the Company’s previously reported total stockholders’ equity or net earnings during the periods involved.

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

Economic conditions, competition and federal monetary and fiscal policies also affect financial institutions. For example, 2006 was characterized by an inverted yield curve resulting in net interest margin compression. During 2006, net interest income contributed approximately 77% of the Bank’s net operating revenue (sum of net interest income and noninterest income). In addition, lending activities are influenced by regional and local economic factors, such as housing supply and demand, competition among lenders, customer preferences and levels of personal income and savings in the Company’s PSA.

Our balanced growth continued during 2006, with increases in total assets, investment securities, deposits and earnings per share. The following chart shows our growth in these areas from December 31, 2004 to December 31, 2006:

	December 31, 2006	% Change	December 31, 2005	% Change	December 31, 2004

	(Dollars in thousands, except per share data)
Net Earnings	$6,585	1.8%	$6,470	-0.6%	$6,510
Net Earnings Per Share—basic and diluted	1.74	3.0%	1.69	0.6%	1.68
Total Assets	635,126	4.4%	608,154	2.9%	591,161
Investment Securities	301,938	9.8%	274,961	-2.6%	282,199
Loans	281,983	0.0%	282,059	12.3%	251,129
Deposits	469,648	3.2%	454,995	6.0%	429,339
Shareholders’ Equity	48,418	10.2%	43,954	-1.2%	44,504
Return on Average Total Assets	1.06%	-1.9%	1.08%	-1.8%	1.10%
Return on Average Total Equity	14.66%	2.8%	14.26%	-9.1%	15.69%

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to United States generally accepted accounting principles and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company that is deemed critical. Critical accounting policies are defined as policies that are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. The Company’s financial results could differ significantly if different judgements or estimates are applied in the application of this policy. See “ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.” Other policies also require subjective judgments and assumptions and may accordingly impact our results of operations as well.

Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level management considers adequate to absorb anticipated loan losses. When management believes the collection of the principal of a loan is unlikely, a loan is charged off against the allowance for loan losses. Subsequent recoveries of principal are added back to the allowance for loan losses. Management’s evaluation of the adequacy of the allowance for loan losses is based on a formal analysis which assesses the risks within the loan portfolio. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors that affect the allowance for loan losses. In 2006, the Bank’s credit administration department reviewed approximately 56% of the total loan portfolio. In addition, the Bank has engaged an outside loan review consultant, to perform an independent review of the quality of the loan portfolio. In 2006, the outside loan review consultant reviewed approximately 33% of the total loan portfolio. The Company is closely monitoring certain portions of its loan portfolio that management believes to be of higher risk under the current economic situation.

Management believes the allowance for loan losses is adequate at December 31, 2006. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on economic changes and other changes that can effect the various borrowers. Certain economic and interest rate factors could have a material impact on the determination of the allowance for loan losses. The Bank’s allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, the Federal Reserve and the Alabama Superintendent may require a bank to make additional provisions to its allowance for loan losses where, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management. See “SUPERVISION AND REGULATION.”

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

Commercial real estate mortgage loans were $142.1 million, which represented 50.4% of total loans outstanding, at December 31, 2006. The largest 10 commercial real estate mortgage relationships approximated $52.8 million, or 18.7% of the total loans outstanding at December 31, 2006. There are no significant concentrations of industries or loan types within the commercial real estate loan portfolio. The Bank’s commercial real estate loans are secured by real estate located principally in Lee County, Alabama. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in market conditions in this area. A rapidly rising interest rate environment could have a material adverse impact on certain borrowers’ ability to pay. In the event of a recession or a significant increase in interest rates, the Bank’s credit costs and losses could increase significantly. See “QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Financial Condition

Total assets at December 31, 2006 and 2005 were $635,126,000 and $608,154,000, respectively, reflecting growth of $26,972,000 or 4.4%. This increase in total assets resulted primarily from an increase of $27,097,000 in investment securities available for sale. The primary sources of funding for these investment securities available for sale were an increase in total deposits of $14,653,000 and an increase in federal funds purchased and securities sold under agreement to repurchase of $12,670,000 during 2006.

Investment Securities

Investment securities held to maturity were $513,000 and $633,000 at December 31, 2006 and 2005, respectively. This decrease of $120,000, or 19.0%, in 2006 resulted primarily from scheduled paydowns, maturities and calls of principal amounts. The investment securities available for sale portfolio was $301,424,000 and $274,327,000 at December 31, 2006 and 2005, respectively. This increase of $27,097,000, or 9.9%, reflects purchases of $53,187,000 in U.S. agency securities, $16,650,000 in mortgage-backed securities, $7,850,000 in collateralized mortgage obligations (“CMOs”), $1,056,000 in corporate securities and $10,993,000 in state and political subdivision securities. This increase is offset by $33,770,000 of scheduled paydowns, maturities and calls of principal amounts. In addition, $10,229,000 of U.S. agency securities, $10,964,000 of state and political subdivisions, $6,425,000 of CMOs, and $3,528,000 of mortgage-backed securities were sold in 2006.

The composition of the Company’s total investment securities portfolio reflects the Company’s investment strategy to provide acceptable levels of interest income from portfolio yields while maintaining an appropriate level of liquidity to assist with controlling the Company’s interest rate position.

The following table indicates the amortized cost of the portfolio of investment securities held to maturity at the end of the last three years:

	Amortized Cost December 31,
	2006	2005	2004
	(In thousands)
Investment Securities Held to Maturity:
State and political subdivisions	$340	355	362
Mortgage-backed securities	173	278	447

Total investment securities held to maturity	$513	633	809

The following table indicates the fair value of the portfolio of investment securities available for sale at the end of the last three years:

	Fair Value December 31,
	2006	2005	2004
	(In thousands)
Investment Securities Available for Sale:
U.S. government agencies	$100,108	61,435	57,800
State and political subdivisions	49,518	49,038	42,389
Mortgage-backed securities	126,499	137,085	157,375
Collateralized mortgage obligations	14,713	16,549	17,513
Corporate securities	10,586	10,220	6,313

Total investment securities available for sale	$301,424	274,327	281,390

The following tables present the maturities and weighted average yields of investment securities held-to-maturity at December 31, 2006:

	Maturities of Held-to-Maturity Investment Securities Amortized Cost
	In one year or less	After one through five years	After five through ten years	After ten years
	(In thousands)
State and political subdivisions	$—	—	—	340
Mortgage-backed securities	10	59	27	77

Total investment securities held to maturity	$10	59	27	417

	Weighted Average Yields of Held-to-Maturity Investment Securities
	In one year or less	After one through five years	After five through ten years	After ten years
State and political subdivisions		—	—	3.69%
Mortgage-backed securities	7.86%	7.03%	7.19%	5.91%

The following tables present the maturities and weighted average yields of investment securities available-for-sale at December 31, 2006:

	Maturities of Available for Sale Investment Securities Amortized Cost
	After one through five years	After five through ten years	After ten years
	(In thousands)
U.S. government agencies	$43,931	37,594	19,198
State and political subdivisions	515	3,283	45,135
Mortgage-backed securities	17,221	36,734	76,022
Collateralized mortgage obligations	—	1,565	13,414
Corporate securities	—	3,508	7,197

Total investment securities available for sale	$61,667	82,684	160,966

	Weighted Average Yields of Available for Sale Investment Securities
	After one through five years	After five through ten years	After ten years
U.S. government agencies	3.98%	4.92%	7.19%
State and political subdivisions (1)	4.19%	6.05%	6.04%
Mortgage-backed securities	3.68%	3.66%	4.82%
Collateralized mortgage obligations	—	3.88%	4.87%
Corporate securities	—	6.53%	7.15%

Loans Held for Sale

Total loans held for sale increased $1,709,000, or 122.1%, to $3,109,000 at December 31, 2006 compared to $1,400,000 at December 31, 2005. The increase in 2006 was a result of normal fluctuations due to timing of origination and sale of mortgage loans to the secondary market.

In addition to originating mortgage loans for its own portfolio, the Company also originates residential mortgage loans that are sold in the secondary market. In addition to selling real estate mortgage loans to the Federal National Mortgage Association (“FNMA”) with the Bank retaining the servicing rights, the Bank has arranged with multiple mortgage servicing companies to originate and sell, without recourse, residential first mortgage real estate loans, with servicing rights released. During 2006, the Bank sold mortgage loans totaling approximately $9,832,000 to FNMA, with the Bank retaining the servicing rights, and sold mortgage loans totaling approximately $69,912,000 to mortgage servicing companies with servicing rights released. At December 31, 2006, the Bank was servicing loans totaling approximately $140,836,000. The Bank collects monthly servicing fees of 0.25% to 0.375% annually of the outstanding balances of loans serviced for FNMA. See “– EFFECTS OF INFLATION AND CHANGING PRICES.”

Loans

Total loans were $281,983,000 at December 31, 2006, a decrease of $76,000 from total loans of $282,059,000 at December 31, 2005. Overall, total loans were consistent when comparing December 31, 2006 and 2005. Over 90% of the Company’s loan portfolio at December 31, 2006 and 2005 consisted of commercial, financial, and agricultural loans and commercial and residential real estate mortgage loans. The commercial, financial and agricultural component of the loan portfolio increased $1,098,000 or 2.1% to $52,589,000 at December 31, 2006, from the 2005 balance of $51,491,000 and represented 18.6% of the total loan portfolio at December 31, 2006, as compared to 18.3% at December 31, 2005. The commercial real estate mortgage component of the loan portfolio decreased $6,026,000 or 4.1% to $142,092,000 at December 31, 2006, from the 2005 balance of $148,118,000 and represented 50.4% of the total loan portfolio at December 31, 2006, as compared to 52.5% at December 31, 2005. The residential real estate mortgage component of the loan portfolio increased $2,839,000 or 4.8% to $62,596,000 at December 31, 2006, from the 2005 balance of $59,757,000 and represented 22.2% of the total loan portfolio at December 31, 2006, as compared to 21.2% at December 31, 2005.

The following table presents the composition of the loan portfolio by major categories at the end of the last five years:

	2006	2005	2004	2003	2002
	(In thousands)
Commercial, financial and agricultural	$52,589	51,491	49,758	54,999	56,490
Leases – commercial	762	1,488	5,397	6,630	7,128
Real estate – construction:
Commercial	4,684	2,039	945	2,099	1,392
Residential	9,912	8,832	5,426	4,866	4,768
Real estate – mortgage:
Commercial	142,092	148,118	136,037	122,397	124,490
Residential	62,596	59,757	42,545	41,988	46,105
Consumer installment	9,348	10,334	11,021	11,673	13,971

Total loans	$281,983	282,059	251,129	244,652	254,344

Less: Allowance for loan losses	(4,044)	(3,843)	(3,456)	(4,312)	(5,104)

Loans, net	$277,939	278,216	247,673	240,340	249,240

The following table presents maturities by major loan classifications and the sensitivity of loans to changes in interest rates within each maturity category at December 31, 2006:

	Maturities of Loan Portfolio
	Within one year	After one through five years	After five years	Total
	(In thousands)
Commercial, financial and agricultural	$30,170	22,051	368	52,589
Leases – commercial	169	593	—	762
Real estate – construction	12,646	1,950	—	14,596
Real estate – mortgage	47,248	94,171	63,269	204,688
Consumer installment	3,923	5,195	230	9,348

Total loans	$94,156	123,960	63,867	281,983

Variable-rate loans	$50,432	61,652	48,835	160,919
Fixed-rate loans	43,724	62,308	15,032	121,064

Total loans	$94,156	123,960	63,867	281,983

Allowance for Loan Losses and Risk Elements

Interest on loans is normally accrued from the date an advance is made pursuant to the loan. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the ongoing judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Thereafter, any interest income on a nonaccrual loan is recognized only on a cash basis.

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

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for loan losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the Bank’s Credit Administration department and presented to the Directors’ Loan Committee on a monthly basis. In addition, the Bank engages outside loan review consultants, to perform an independent review of the quality of the loan portfolio.

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

The following table summarizes the levels of the allowance for loan losses at the end of the last five years and activity in the allowance during such years:

	Allowance for Loan Loss Activity for Year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$3,843	3,456	4,313	5,104	5,340
Provision for loan losses	330	485	600	675	1,680
Charge-offs:
Commercial, financial and agricultural	37	39	215	416	1,210
Real estate	106	124	1,507	1,036	851
Consumer	46	193	44	125	212

Total charge-offs	189	356	1,766	1,577	2,273

Recoveries:
Commercial, financial and agricultural	13	89	219	52	181
Real estate	11	100	11	8	67
Consumer	36	69	79	51	109

Total recoveries	60	258	309	111	357

Net charge-offs	129	98	1,457	1,466	1,916

Balance at end of period	$4,044	3,843	3,456	4,313	5,104

Ratio of allowance for loan losses to loans outstanding	1.43%	1.36%	1.38%	1.76%	2.01%
Ratio of net charge-offs to average loans outstanding	0.05%	0.13%	0.58%	0.59%	0.73%

The allowance for loan losses was $4,044,000 or 1.43% of total outstanding loans at December 31, 2006, compared to $3,843,000, or 1.36% of total outstanding loans at December 31, 2005. This increase in the allowance for loan losses as of December 31, 2006 compared to December 31, 2005 was primarily due to an increase in the average loan volume during 2006. Although the provision for loan losses decreased in 2006, the allowance for loan losses as a percentage of total loans increased due to a decrease in total loans outstanding. During 2006, the Company had loan charge-offs totaling $189,000 and recoveries of $60,000, as compared to $356,000 in charge-offs and recoveries of $258,000 in the prior year. Overall, net charge-offs remained low in 2006 and 2005 due to improved loan performance and credit quality.

Management believes that the $4,044,000 allowance for loan losses at December 31, 2006 (1.43% of total outstanding loans), is adequate to absorb known risks in the portfolio at such date. However, no assurance can be given that adverse economic circumstances generally, including current economic events, or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provisions to the allowance for loan losses. The Bank has been engaged in enhancing the review process for its loan approval and credit grading processes. The Bank has sought to better price its loans consistent with its costs of funds and its assessment of potential credit risk. The Bank does not currently allocate its allowance for loan losses among its various classifications of loans.

While management recognizes that there is more risk traditionally associated with commercial and consumer lending as compared to real estate mortgage lending, the Bank currently has a tiered approach to determine the adequacy of its allowance for loan losses. This methodology focuses on the determination of the specific and general loss allowances for certain loans classified as problem credits and uses a five-year historical loss factor to determine the loss allocation for the remainder of the loan portfolio as opposed to allocations based on major loan categories. Level I includes specific allowances that have been reserved for impaired loans where management has identified specific losses. Level II allowances are set aside to cover general losses associated with problem loans which possess more than a normal degree of credit risk, but where no specific losses have been identified. These loans have been criticized or classified by the Bank’s regulators, external loan review personnel engaged by the Bank, or internally by management. The five-year historical loss factors, subject to certain minimum percentages considering regulatory guidelines, are applied to the Level II problem loans in determining the allocation. Level III is the allowance for the balance of the loan portfolio. The loans in this tier consist of all loans that are not classified as Level I or Level II problem credits, and less risk-free loans. Risk-free loans are defined as loans fully secured by cash or cash equivalents and readily marketable collateral. Local economic conditions are considered in determining the adequacy of the Company’s allowance for loan losses. The allocation for Level III is determined by applying the historical loss factor, derived from prior years’ actual experience, to the adjusted outstanding balance for this classification. At December 31, 2006, the allowance for loan losses was allocated to approximately $2.4 million for criticized and classified loans (Level II) and approximately $1.2 million for the general reserve (Level III). Since there were no impaired loans at December 31, 2006, none of the allowance for loan losses was allocated for impaired loans (Level I).

Nonperforming Assets

Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at terms more favorable to the borrower than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and accruing loans that are past due 90 days or more.

Nonperforming assets were $72,000, $108,000 and $816,000 at December 31, 2006, 2005 and 2004, respectively. These levels represent a decrease of $36,000, or 33.3%, for the year ended December 31, 2006, and a decrease of $708,000, or 86.8%, for the year ended December 31, 2005. The decrease in 2006 was mainly due to a decrease in nonaccrual loans. The decrease in 2005 was due to a decrease in nonaccrual loans and other real estate owned.

An analysis of the components of nonperforming assets at the end of the last five years is presented in the following table:

	Nonperforming Assets December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$72	108	711	1,704	2,532
Renegotiated loans	—	—	—	—	—
Other nonperforming assets (primarily other real estate)	—	—	105	—	582
Accruing loans 90 days or more past due	—	—	—	—	1,469

Total nonperforming assets	$72	108	816	1,704	3,114

Nonaccrual loans and renegotiated loans as a percentage of total loans	0.03%	0.04%	0.28%	0.70%	1.00%
Nonaccrual loans, renegotiated loans and other nonperforming assets as a percentage of total loans	0.03%	0.04%	0.32%	0.70%	1.22%
Total nonperforming assets as a percentage of total loans	0.03%	0.04%	0.32%	0.70%	1.22%

If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased approximately $4,000, $36,000 and $92,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not recognize any interest income on nonaccrual loans for the years ended December 31, 2006, 2005 and 2004.

Other Potential Problem Loans

Potential problem loans consist of those loans where management has serious doubts as to the borrower’s ability to comply with the present loan repayment terms. At December 31, 2006, the Company had identified 61 loans totaling approximately $5,188,000, or 1.8% of total loans, which were considered potential problem loans. At December 31, 2005, the Company had identified 65 loans totaling approximately $5,365,000, or 1.9% of total loans, which were considered potential problem loans. Such loans have been considered in the determination of the Level II allowance previously discussed.

Deposits

Total deposits increased $14,653,000, or 3.2%, to $469,648,000 at December 31, 2006, compared to $454,995,000 at December 31, 2005. Noninterest-bearing deposits were $79,102,000 and $70,784,000 while total interest-bearing deposits were $390,546,000 and $384,211,000 at December 31, 2006 and 2005, respectively. This trend is the result of management’s decision to maintain a competitive position in its deposit rate structure coupled with the Bank’s marketing efforts to attract local deposits and fund its loan growth. At December 31, 2006, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 16.8%, while money market deposit accounts (“MMDAs”), negotiable order or withdrawal accounts (“NOWs”), and regular savings made up approximately 42.1%, certificates of deposit under $100,000 comprised approximately 17.6%, and certificates of deposit and other time deposits of $100,000 or more comprised 23.5%. At December 31, 2005, as a percentage of total deposits, noninterest-bearing accounts comprised approximately 15.6%, while MMDAs, NOWs and regular savings made up approximately 44.6%, certificates of deposit under $100,000 comprised approximately 18.7%, and certificates of deposit and other time deposits of $100,000 or more comprised 21.1%.

The composition of total deposits for the last three years is presented in the following table:

	December 31,
	2006		2005		2004
	Amount	% Change from prior year end	Amount	% Change from prior year end	Amount	% Change from prior year end
	(Dollars in thousands)
Demand deposits	$79,102	11.75%	70,784	8.29%	65,364	8.03%
Interest bearing deposits:
NOWs	58,942	-13.58%	68,203	5.03%	64,938	-25.66%
MMDAs	119,370	3.43%	115,415	19.01%	96,983	22.95%
Savings	19,157	-2.12%	19,573	-0.42%	19,656	9.04%
Certificates of deposit under $100,000	82,790	-2.56%	84,967	-2.54%	87,185	2.09%
Certificates of deposit and other time deposits of $100,000 and over	110,287	14.82%	96,053	0.88%	95,213	-8.34%

Total interest bearing deposits	390,546	1.65%	384,211	5.56%	363,975	-2.56%

Total deposits	$469,648	3.22%	454,995	5.98%	429,339	-1.08%

The average balances outstanding and the average rates paid for certain categories of deposits at the end of the last three years are disclosed in the “Consolidated Average Balances, Interest Income/Expense and Yields/Rates” table immediately following:

AUBURN NATIONAL BANCORPORATION, INC. & SUBSIDIARIES

Consolidated Average Balances, Interest Income/Expense and Yields/Rates

Taxable Equivalent Basis

	Twelve Months Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income (1)	$286,613	22,304	7.78%	275,972	19,682	7.13%	262,800	16,763	6.38%
Investment securities:
Taxable	241,298	10,882	4.51%	234,577	9,475	4.04%	252,482	9,822	3.89%
Tax-exempt (2)	47,748	3,043	6.37%	44,892	2,814	6.27%	33,307	2,148	6.45%

Total investment securities	289,046	13,925	4.82%	279,469	12,289	4.40%	285,789	11,970	4.19%
Federal funds sold	7,321	365	4.99%	8,254	261	3.16%	8,819	118	1.34%
Interest-earning deposits with other banks	1,264	64	5.06%	1,276	38	2.98%	955	13	1.36%

Total interest-earning assets	584,244	36,658	6.27%	564,971	32,270	5.71%	558,363	28,864	5.17%
Allowance for loan losses	(3,967)			(3,722)			(4,378)
Cash and due from banks	13,142			11,985			11,078
Premises and equipment	2,304			2,559			2,764
Rental property, net	2,248			1,297			1,376
Other assets	25,956			22,857			21,106

Total assets	$623,927			599,947			590,309

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
NOWs	$65,029	1,595	2.45%	66,472	1,201	1.81%	76,313	864	1.13%
Savings and money market	142,610	5,238	3.67%	121,961	2,962	2.43%	118,218	1,723	1.46%
Certificates of deposits less than $100,000	84,227	3,836	4.55%	86,670	3,296	3.80%	87,581	2,937	3.35%
Certificates of deposits and other time deposits of $100,000 or more	104,446	4,037	3.87%	100,213	3,061	3.05%	94,032	2,601	2.77%

Total interest-bearing deposits	396,312	14,706	3.71%	375,316	10,520	2.80%	376,144	8,125	2.16%
Federal funds purchased and securities sold under agreements to repurchase	6,817	325	4.77%	2,675	91	3.40%	2,632	32	1.22%
Other borrowed funds	103,533	4,613	4.46%	105,431	4,710	4.47%	103,345	4,351	4.21%

Total interest-bearing liabilities	506,662	19,644	3.88%	483,422	15,321	3.17%	482,121	12,508	2.59%
Noninterest-bearing deposits	70,240			68,408			62,900
Accrued expenses and other liabilities	2,120			2,758			3,803
Stockholders’ equity	44,905			45,359			41,485

Total liabilities and stockholders’ equity	$623,927			599,947			590,309

Net interest income		$17,014			$16,949			$16,356

Net yield on total interest-earning assets			2.91%			3.00%			2.93%

(1)	Loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more:

Maturities of Time Deposits over $100,000 December 31, 2006
(Dollars in thousands)
Three months or less	$8,929
After three within six months	20,710
After six within twelve months	46,260
After twelve months	34,388

Total	$110,287

Weighted Average rate on time deposits of $100,000 or more at period end	4.60%

Schedule of Short-term Borrowings (1)

The following table shows the maximum amount of short-term borrowings and the average and year-end amount of borrowings, as well as interest rates:

Year ended December 31	Maximum Outstanding at any Month-end	Average Balance	Interest Rate During Year	Ending Balance	Weighted Average Interest Rate at Year-end
(Dollars in thousands)
2006	$14,401	$6,817	4.77%	$14,401	5.28%
2005	4,078	2,502	3.18%	1,731	3.91%
2004	7,613	2,525	1.20%	7,613	2.23%

(1)	Consists of federal funds purchased and securities sold under agreements to repurchase.

Contractual Obligations

The following table presents additional information about our contractual obligations as of December 31, 2006, which by their terms have contractual maturity and termination dates subsequent to December 31, 2006:

	Payments Due by Period
	Total	Less than one year	Over one to three years	Three to five years	More than five years
	(In thousands)
FHLB advances	93,187	10,018	15,037	15,036	53,096
Operating lease obligations	452	223	199	30	—
Note payable to trust	7,217	—	—	—	7,217

Total	$100,856	$10,241	$15,236	$15,066	$60,313

Note Payable to Trust

The Company owns all the common securities of a Delaware statutory trust, Auburn National Bancorporation Capital Trust I. This unconsolidated subsidiary issued approximately $7,000,000 million in trust preferred securities, guaranteed by the Company on a junior subordinated basis. The Company obtained these proceeds through a note payable to the trust in the form of junior subordinated debentures. As of December 31, 2006, $7,000,000 of the $7,217,000 note payable to trust was classified as Tier 1 Capital for regulatory purposes. For regulatory purposes, the trust preferred securities are currently included in Tier 1 Capital so long as such securities do not exceed 25% of total Tier 1 capital. The Federal Reserve’s new trust preferred capital rules, which took effect in early April 2006, permit the Company to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debentures. During the last five years preceding maturity, the amount included as capital will decline 20% per year.

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

The financial instruments whose contract amounts represent credit risk as of December 31, 2006 are as follows:

Commitments to extend credit	$51,665,000
Standby letters of credit	10,612,000

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

Capital Resources and Stockholders’ Equity

The Company’s consolidated stockholders’ equity increased $4,464,000 or 10.2% to $48,418,000 at December 31, 2006 from $43,954,000 at December 31, 2005. The increase in stockholders’ equity for 2006 is mainly due to an increase in the fair value of investment securities available for sale and net earnings for 2006. This is offset by cash dividends paid and treasury stock repurchases in 2006. The Company has funded its capital growth primarily through retained earnings since its 1995 common stock offering. The Company has $7,000,000 of trust preferred securities that count as Tier 1 Capital for regulatory purposes. See “SUPERVISION AND REGULATION.”

During 2006, cash dividends of $2,417,000 or $0.64 per share, were declared on the common stock as compared to $2,220,000 or $0.58 per share, in 2005. The Company plans to continue a dividend payout policy that provides cash returns to its investors and allows the Company to maintain adequate capital to support future growth and capital adequacy; however, the Company is dependent on dividends from the Bank as discussed subsequently. Management believes that a strong capital position is important to the continued profitability of the Company and provides a foundation for future growth as well as promoting depositor and investor confidence in the institution. See “SUPERVISION AND REGULATION.”

Certain financial ratios for the Company for the last three years are presented in the following table:

	Equity and Asset Ratios December 31,
	2006	2005	2004
Return on average assets	1.06%	1.08%	1.10%
Return on average equity	14.66%	14.26%	15.69%
Dividend payout ratio	36.78%	34.32%	29.76%
Average equity to average asset ratio	7.20%	7.56%	7.03%

The Bank is subject to the regulatory capital requirements administered by the Federal Reserve and the Company must maintain capital required by the Alabama Superintendent. Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the Bank are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject. See “SUPERVISION AND REGULATION.”

The following table sets forth the Bank’s actual capital levels and the related required capital levels at December 31, 2006:

	Actual Capital Amount	Actual Ratio	Required Capital Amount	Required Ratio
	(Dollars in thousands)
Tier 1 risk-based capital	$53,024	14.44%	$14,684	> 4%
Leverage ratio	53,024	8.51%	24,936	3 - 5%
Total risk-based capital	57,068	15.55%	29,368	> 8%

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

Sources of liability liquidity include customer deposits, federal funds purchased and investment securities sold under agreements to repurchase. Although deposit growth historically has been a primary source of liquidity, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. The Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. This line is collateralized by a blanket lien against the Bank’s one-to-four family residential mortgage loans and investment securities. At December 31, 2006, the Bank had $93,187,000 in advances from FHLB.

Net cash used in operating activities of $534,000 for the year ended December 31, 2006 consisted primarily of an increase in other assets offset by net earnings. In addition, the Company had $79,744,000 in proceeds from the sale of loans that were originated for resale. This was offset by $80,803,000 in loans originated for resale. Net cash used in investing activities of $25,069,000 principally resulted from investment securities purchases of $89,736,000. This is offset by proceeds from maturities, calls and paydowns of investment securities available for sale and held to maturity of $33,770,000 and proceeds from sales of investment securities available for sale of $31,146,000. The $18,536,000 in net cash provided by financing activities resulted primarily from an increase of $6,335,000 in interest-bearing deposits, an increase of $8,317,000 in non-interest bearing deposits, and an increase in federal funds sold and securities sold under agreements to repurchase of $12,670,000. This is offset by repayments on borrowings from FHLB of $5,018,000 and cash dividends paid of $2,417,000.

The Company depends mainly on dividends, management fees and lease payments from the Bank for its liquidity. The Company only receives cash dividends from the Bank if the cash flow from other sources is not sufficient to maintain a positive cash flow, also giving consideration to regulatory restrictions. Accordingly, the Bank paid the Company $6,934,000, $3,199,000, and $2,237,000 in cash dividends for 2006, 2005, and 2004 respectively. The Company provides services to the Bank for which it is paid a management fee comparable to the fee an unaffiliated vendor would receive. In addition, the Bank leases premises and equipment from the Company for its operations. Leases between the Bank and the Company are based on the same terms and conditions as leases to unaffiliated parties leasing space in the same building. The Bank paid the Company $17,000 in management fees for the years ended December 31, 2006 and 2005, respectively. The Bank also paid $149,000 and $180,000 in lease payments for the years ended December 31, 2006 and 2005, respectively. These funds were used to purchase property for future expansion, pay operating expenses and fund dividends to the Company’s shareholders. In addition, the Bank makes transfers to the Company, under its tax sharing agreement, for payment of consolidated tax obligations. The tax sharing agreement calls for the allocation of the consolidated tax liability or benefit between the Company and each subsidiary based on their individual tax positions as if each entity filed a separate tax return.

The Bank’s loan to deposit ratio decreased slightly to 60.04% at December 31, 2006 from 61.99% at December 31, 2005. The Bank has been monitoring its liquidity, and has sought to better price its loans consistent with its costs of funds and the Bank’s assessment of potential credit risk.

Interest Rate Sensitivity Management

An integral part of the funds management of the Company and the Bank is to maintain a reasonably balanced position between interest rate sensitive assets and liabilities. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, its exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap (“GAP”). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank’s balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 10.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2006, the Bank’s net interest income would increase approximately 5.74% in a falling rate environment and would decrease approximately 5.61% in a rising rate environment. Interest rate scenario models are prepared using software created and licensed by The Bankers Bank.

For purposes of measuring interest rate sensitivity, Company management provides growth assumptions to incorporate over the 12-month period. Although demand and savings accounts are subject to immediate withdrawal, all passbook savings and regular NOW accounts are reflected in the model as repricing based on industry data from a third party. For repricing GAP, these accounts are repricing immediately.

Certificates of deposit are spread according to their contractual maturity. Investment securities and loans reflect either the contractual maturity, call date, repricing date or in the case of mortgage-related products, a market prepayment assumption.

Interest Sensitivity Analysis

December 31, 2006

	Immediate	One to Three Months	Four to Twelve Months	One to Five Years	Over Five Years and Non-rate Sensitive	Total
	(In thousands)
Earning Assets:
Loans (1)	$—	148,525	36,359	90,190	10,017	285,091
Taxable investment securities	—	26,982	25,299	126,294	73,845	252,420
Tax-exempt investment securities	—	—	—	9,107	40,411	49,518
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits with other banks	151	—	—	—	—	151

Total interest-earning assets	151	175,507	61,658	225,591	124,273	587,180

Interest-bearing liabilities:
NOW	—	29,314	4,687	24,941	—	58,942
Savings and money market	—	120,332	2,880	15,315	—	138,527
Certificates of deposits less than $100,000	3,476	13,189	36,167	29,958	—	82,790
Certificates of deposits and other time deposits of $100,000 or more	5,291	8,598	64,432	31,966	—	110,287
Federal funds purchased and securities sold under agreements to repurchase	14,401	—	—	—	—	14,401
Other borrowed funds	10,000	3	9	60,062	23,113	93,187

Total interest-bearing liabilities	33,168	171,436	108,175	162,242	23,113	498,134

Interest sensitivity gap	(33,017)	4,071	(46,517)	63,349	101,160	89,046

Cumulative interest sensitivity gap	$(33,017)	(28,946)	(75,463)	(12,114)	89,046

(1)	includes loans held for sale

The interest sensitive assets at December 31, 2006 that reprice or mature within 12 months were $237,316,000 while the interest sensitive liabilities that reprice or mature within the same time frame were $312,779,000. At December 31, 2006, the 12 month cumulative GAP position was a negative $75,463,000 resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of 0.76%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period. ALCO realizes that GAP is limited in scope since it does not capture all the options of repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on income at risk and economic value of equity measurements.

The Bank may enter into interest rate protection contracts to help manage its interest rate exposure. These contracts include interest rate swaps, caps and floors. Interest rate swap transactions involve the exchange of fixed and floating rate interest payment obligations based on the underlying notional principal amounts. Interest rate caps and floors are purchased by the Bank for a non-refundable fixed amount. The Bank receives interest based on the underlying notional principal amount if the specified index rises above the cap rate or falls below the floor strike rate. Notional principal amounts are used to express the volume of these transactions, but because they are never exchanged, the amounts subject to credit risk are much smaller. Risks associated with interest rate contracts include interest rate risk and creditworthiness of the counterparty. These risks are considered in the Bank’s overall asset liability management program. The Bank utilizes periodic financial statements issued by the counterparty to analyze the creditworthiness of the counterparty prior to entering into a contract and to monitor changes in the financial condition of the counterparty throughout the term of the contract. Previous contracts were issued by a securities broker-dealer and were entered into with the purpose of managing the Bank’s interest rate exposure. Although none of the interest rate protection agreements were traded on any organized exchange, an active secondary market was available to the Company for such contracts.

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

As of December 31, 2005, the Company had a cash flow hedge with a notional amount of $10,000,000 for the purpose of converting the interest payments on floating rate money market accounts to a fixed rate. The Company started exchanging payments in March 2005 for this interest rate swap based on the three month Treasury bill investment rate. The Company recorded a liability for this swap of $8,000 for the year ended December 31, 2005. This interest rate swap was sold in August of 2006, before its scheduled maturity in July 2007. There was not any material hedge ineffectiveness from this cash flow hedge recognized in the income statement during the years ended December 31, 2006 and 2005, respectively. Additionally, the sale of the interest rate swap did not have a material effect on the Company’s financial statements. As of December 31, 2006, the Company had no cash flow hedges. In addition, the Company had no fair value hedges at December 31, 2006 and 2005.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 is an amendment of SFAS 133 and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Company will be required to apply the provisions of SFAS 155 to all financial instruments acquired or issued after January 1, 2007. The Company does not expect the adoption of SFAS 155 will have a material effect on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement 140.” SFAS 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 156 will have a material effect on the consolidated financial statements of the Company.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material effect on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, however, does clarify the proper measurement of fair value as the hypothetical price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or receive the assumed liability (an entry price) at the measurement date. The Company will be required to adopt this standard beginning January 1, 2008. The Company does not expect the adoption of SFAS 157 will have a material effect on the consolidated financial statements of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires the use of both an income statement approach and a balance sheet approach when evaluating whether an error is material to an entity’s financial statements, based on all relevant quantitative and qualitative factors. The SEC issued SAB 108 to address what the SEC identified as diversity in practice whereby entities were using either an income statement approach or a balance sheet approach, but not both. SAB 108 became effective December 31, 2006, and any material adjustments arising from the adoption of SAB 108 were required to be recorded as a cumulative effect adjustment to beginning retained earnings. The Company completed its analysis in accordance with SAB 108 using both the income statement approach and the balance sheet approach and concluded the Company had no prior year misstatements that were material to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “An Amendment to Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of “delayed” items should be considered in other comprehensive income. This statement is effective for fiscal years ending after December 15, 2006. Adoption of SFAS No. 158 did not have a material impact on the consolidated financial statements of the Company.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management is currently evaluating this statement and its effect on the consolidated financial statements of the Company.

Results of Operations

Net Earnings

Net earnings increased $115,000, or 1.8%, to $6,585,000 during 2006 from $6,470,000 for the year ended December 31, 2005. Basic and diluted earnings per share was $1.74 and $1.69 for 2006 and 2005, respectively, an increase of 3.0%. Comparatively, net earnings during 2005 decreased $40,000, or 0.6%, to $6,470,000 from the 2004 total of $6,510,000, while basic and diluted earnings per share increased $0.01 per share to $1.69 for 2005 from $1.68 in 2004.

The increase in net earnings for 2006 is primarily attributable to a decrease in provision for loan losses compared to 2005. The decrease in net earnings for 2005 is attributable to a decrease in noninterest income compared to 2004. This is offset by an increase in net interest income and a decrease in noninterest expense and provision for loan losses.

Net Interest Income

Net interest income is the difference between the interest the Company earns on its loans, investment securities and other earning assets and the interest cost of its deposits, borrowed funds and other interest-bearing liabilities. This is the primary component of the Company’s earnings. Net interest income was $15,980,000 for the year ended December 31, 2006. This slight decrease of $14,000, or 0.1%, over 2005 is due to a decrease in the net yield on total interest earning assets of 9 basis points to 2.91%.

Net interest income was $15,994,000 for the year ended December 31, 2005. This increase of $368,000, or 2.4%, over 2004 is due to an increase in average interest earning assets and an increase in the net yield on total interest earning assets of 7 basis points to 3.00%.

The Company may use interest rate protection contracts, primarily interest rate swaps, caps and floors, to protect the yields on earning assets and the rates paid on interest-bearing liabilities. Such contracts act as hedges against unfavorable rate changes. The income and expense associated with interest rate swaps, caps and floors are ultimately reflected as adjustments to the net interest income or expense of the underlying assets or liabilities. The effect of such interest rate protection contracts resulted in a net increase in net interest income of $36,000 for 2006, a net decrease in net interest income of $73,000 for 2005 and a net increase in net interest income of $65,000 for 2004. As of December 31, 2006, the Company had no interest rate swaps outstanding. At December 31, 2005, the Company had one interest rate swap that was accounted for as a cash flow hedge. This interest rate swap was sold during the third quarter of 2006. It is the intention of the Company to continue to utilize interest rate protection contracts to manage exposure to certain future changes in interest rate environments to the extent management deems advisable. However, there can be no assurance that such transactions will positively affect earnings. See “— INTEREST RATE SENSITIVITY MANAGEMENT,” the “CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” table appearing elsewhere herein and the “RATE/VOLUME VARIANCE ANALYSIS” tables immediately following.

Rate/Volume Variance Analysis

Taxable-Equivalent Basis (1)(2) Years Ended December 31, 2006 Compared to 2005	Change Due to
	Net Change	Rate	Volume	Rate/ Volume
	(In thousands)
Earning Assets:
Loans	$2,622	1,794	759	69
Investment securities:
Taxable	1,407	1,104	271	32
Tax-exempt	229	47	179	3

Total investment securities	1,636	1,151	450	35
Federal funds sold	104	151	(30)	(17)
Interest earning deposits with other banks	26	26	0	0

Total earning assets	$4,388	3,122	1,179	87

Interest bearing liabilities:
Deposits:
NOWs	$394	429	(26)	(9)
Savings and money market	2,276	1,518	501	257
Certificates of deposit less than $100,000	540	651	(93)	(18)
Certificates of deposit and other time deposits of $100,000 or more	976	813	129	34

Total interest bearing deposits	4,186	3,411	511	264
Federal funds purchased and securities sold under agreements to repurchase	234	37	140	57
Other borrowed funds	(97)	(12)	(85)	0

Total interest bearing liabilities	$4,323	3,436	566	321

(1)	For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2)	The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate, in proportion to the relationship of the absolute dollar amounts of the change in each.

Rate/Volume Variance Analysis

Taxable-Equivalent Basis (1)(2) Years Ended December 31, 2005 Compared to 2004	Change Due to
	Net Change	Rate	Volume	Rate/ Volume
	(In thousands)
Earning Assets:
Loans	$2,919	1,980	840	99
Investment securities:
Taxable	(347)	376	(696)	(27)
Tax-exempt	666	(60)	747	(21)

Total investment securities	319	316	51	(48)
Federal funds sold	143	161	(8)	(10)
Interest earning deposits with other banks	25	16	4	5

Total earning assets	$3,071	2,200	839	32

Interest bearing liabilities:
Deposits:
NOWs	$337	515	(111)	(67)
Savings and money market	1,239	1,148	55	36
Certificates of deposit less than $100,000	359	394	(31)	(4)
Certificates of deposit and other time deposits of $100,000 or more	460	271	171	18

Total interest bearing deposits	2,395	2,328	84	(17)
Federal funds purchased and securities sold under agreements to repurchase	59	57	1	1
Other borrowed funds	359	266	88	5

Total interest bearing liabilities	$2,813	2,651	173	(11)

(1)	For analytical purposes, income for tax-exempt assets, primarily securities issued by state and local governments or authorities, is adjusted by an increment which equates tax-exempt income to interest from taxable assets (assuming a 34% effective federal income tax rate).
(2)	The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. Changes attributable to both changes in rate and volume are calculated by multiplying the change in volume by the change in rate, in proportion to the relationship of the absolute dollar amounts of the change in each.

Interest Income

Interest income is a function of the volume of interest-earning assets and their related yields. Interest income was $35,625,000, $31,315,000 and $28,134,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in interest income during 2006 resulted primarily from an increase in the average volume outstanding of loans and investment securities and an increase in yields for all components of interest earning assets. Average interest-earning assets increased $19,273,000 or 3.4% during 2006, compared to an increase of $6,608,000 or 1.2% during 2005, while the fully taxable equivalent yields on average earning assets increased 56 basis points and 54 basis points in 2006 and 2005, respectively. The combination of these factors resulted in an increase in interest income of $4,310,000, or 13.8%, for 2006 and an increase of $3,181,000, or 11.3%, during 2005. See “—CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES” and THE “RATE/VOLUME VARIANCE ANALYSIS” tables.

Loans are the main component of the Bank’s earning assets. Interest and fees on loans were $22,304,000, $19,682,000 and $16,763,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These levels reflected an increase of $2,622,000 or 13.3% during 2006, and an increase of $2,919,000 or 17.4% during 2005. The increase in 2006 and 2005, respectively is due to an increase in the yield on loans and an increase in the average volume outstanding on loans. The level of average balances increased to $286,613,000 in 2006 from $275,972,000 in 2005 and $262,800,000 for 2004. The yield on loans increased 65 basis points to 7.78% in 2006 and increased 75 basis points to 7.13% in 2005 from the 2004 average yield of 6.38%.

Interest income on investment securities increased $1,558,000 or 13.7% to $12,891,000 in 2006, following an increase of $93,000 or 0.8% to $11,333,000 in 2005 from $11,240,000 in 2004. The 2006 increase was due to an increase in the fully taxable equivalent yield of 42 basis points and a $9,577,000 increase in average volume outstanding compared to 2005 levels. The 2005 increase was due to an increase in the fully taxable equivalent yield of 21 basis points offset by a $6,320,000 decrease in average volume outstanding compared to 2004 levels. The fully taxable equivalent yields on investment securities were 4.82% in 2006, 4.40% in 2005 and 4.19% in 2004. See “FINANCIAL CONDITION—INVESTMENT SECURITIES.”

Interest Expense

Total interest expense was $19,645,000, $15,321,000 and $12,508,000 for the years ended December 31, 2006, 2005 and 2004 respectively, representing an increase of $4,324,000 or 28.2% during 2006 and an increase of $2,813,000 or 22.5% during 2005. Total average balances outstanding of interest-bearing liabilities have continued an upward trend over the last three years to $506,662,000 in 2006 from $483,422,000 in 2005 and $482,121,000 in 2004. The rates paid on these liabilities increased 71 basis points in 2006 to 3.88% after increasing 58 basis points to 3.17% during 2005 from 2.59% in 2004.

Interest on deposits, the primary component of total interest expense, increased $4,186,000 to $14,706,000, or 39.8%, during 2006 from $10,520,000 in 2005, which in turn represented a $2,395,000 or 29.5% increase from the 2004 level of $8,125,000. The average balance outstanding of interest-bearing deposits has increased to the 2006 level of $396,312,000 as compared to $375,316,000 in 2005 and $376,144,000 in 2004. The average rates paid on interest-bearing deposits were 3.71%, 2.80% and 2.16% for 2006, 2005 and 2004, respectively.

Interest expense on borrowed funds was $4,613,000, $4,710,000 and $4,352,000 for the year ended December 31, 2006, 2005 and 2004, respectively. These levels represent a decrease of $97,000 or 2.1% during 2006 and an increase of $358,000 or 8.2% during 2005. The 2006 decrease was due to repayments on FHLB advances during 2006. The 2005 increase was due to an increase in interest rates on FHLB advances.

Provision for Loan Losses

During 2006, the Company recorded a total provision for loan losses of $330,000 based on management’s reviews and assessments of the risks in the loan portfolio, the amount of the loan portfolio and historical loan loss trends, and an evaluation of certain significant problem loans. During 2005 and 2004, the Company made total provisions for loan losses of $485,000 and $600,000, respectively. The decrease in 2006 and 2005 are due to improved performance in the loan portfolio.

Provision for loan losses also decreased in 2006 due to the decrease in charge-offs compared to 2005. See “FINANCIAL CONDITION — ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.”

Noninterest Income

Noninterest income decreased $1,744,000, or 27.3%, to $4,649,000 for the year ended December 31, 2006, from the 2005 total of $6,393,000, which in turn represented a decrease of $646,000, or 9.2%, from the total of $7,039,000 for 2004.

Service charges on deposit accounts decreased $110,000, or 7.3%, during 2006 to $1,387,000 and increased $7,000, or 0.5%, in 2005 to $1,497,000 from $1,490,000 in 2004. Service charge income remained fairly stable in 2006, 2005 and 2004.

Net gains from investment securities decreased $1,000 or 9.1% to $10,000 for the year ended December 31, 2006, from $11,000 in 2005. Net gains from investment securities decreased $722,000, or 98.5%, to $11,000 for the year ended December 31, 2005. This decrease was primarily due to a gain of $566,000 in 2004, net of applicable income tax effects, upon the sale of a private equity investment.

Other noninterest income decreased $1,632,000 or 33.4% to $3,252,000 in 2006 from $4,884,000 in 2005. Comparatively, the 2005 total represented an increase of $68,000 or 1.4% from $4,816,000 in 2004. The decrease in 2006 was primarily due to a $1,849,000 decrease in MasterCard/VISA discounts and fees as a result of the Company moving its MasterCard/VISA merchant processing to a third party in mid 2005. The net effect of the decrease in other noninterest income related to MasterCard/Visa discounts and fees and in other noninterest expense related to MasterCard/Visa processing expense, discussed below, was a benefit of $83,000 for the year ended December 31, 2006 as compared to December 31, 2005. The increase in noninterest income during 2005 was primarily due to a $321,000 increase in the gain on sale of mortgage loans. This was offset by a $293,000 decrease in MasterCard/VISA discounts and fees.

Noninterest Expense

Total noninterest expense was $11,402,000, $13,223,000 and $13,205,000 for the years ended December 31, 2006, 2005 and 2004, respectively, representing a decrease of $1,821,000, or 13.8% during 2006 and an increase of $18,000, or 0.1%, during 2005. The decrease in noninterest expense during 2006 was primarily due to a decrease in other noninterest expense.

Salaries and benefits increased $55,000, or 0.8%, to $6,714,000 for the year ended December 31, 2006, and increased $365,000, or 5.8%, to $6,659,000 for the year ended December 31, 2005, from $6,294,000 for 2004. At December 31, 2006, the Company had 137 full-time equivalent employees, a number which has remained stable compared to 133 and 135 for 2005 and 2004, respectively. The increase in salary and benefit expenses for 2006 and 2005 was primarily due to merit raises and the cost of benefits associated with such increases.

Net occupancy expense was $1,058,000, $1,079,000 and $1,234,000 for 2006, 2005 and 2004, respectively, representing a decrease of $21,000, or 1.9%, in 2006 and a decrease of $155,000, or 12.6%, in 2005 over the previous year’s levels. 2006 net occupancy expense was consistent with 2005 results. The decrease in 2005 was primarily due to a decrease in technology lease payments.

Other noninterest expense was $3,630,000 for 2006, $5,486,000 for 2005, and $5,677,000 for 2004. These levels represent a decrease of $1,856,000 or 33.8% in 2006 and a decrease of $191,000 or 3.4% in 2005 over the respective previous year. The 2006 decrease is due to a $1,932,000 decrease in MasterCard/VISA processing expense as a result of the Company moving its MasterCard/VISA processing to a third party in mid 2005, as mentioned above. The 2005 decrease is also due to a $263,000 decrease in MasterCard/VISA processing expense as a result of the Company moving its MasterCard/VISA processing to a third party in mid 2005.

Income Taxes

The Company’s income tax expense was $2,312,000, $2,209,000 and $2,349,000 in 2006, 2005 and 2004, respectively. These levels represent an effective tax rate on pre-tax earnings of 26.0% for 2006, 25.5% for 2005, and 26.5% for 2004. The effective tax rate has remained consistent for the years ended December 31, 2006, 2005, and 2004. Details of the tax provision for income taxes are included in Note 12, “Income Tax Expense” in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk, with respect to the Company, is the risk of loss arising from adverse changes in interest rates and prices. The risk of loss can result in either lower fair market values or reduced net interest income. Although the Company manages other risk, such as credit and liquidity, management considers interest rate risk to be the more significant market risk and such risk could potentially have the largest material effect on the Company’s financial condition. Further, the Company believes the potential reduction of net interest income may be more significant than the effect of reduced fair market values. The Company does not maintain a trading portfolio or deal in international instruments; therefore, it is not exposed to risks related to trading activities or foreign currencies.

The Company’s interest rate risk management is the responsibility of ALCO. ALCO has established policies and limits to monitor, measure and coordinate the Company’s sources, uses and pricing of funds.

The Company manages the relationship of interest sensitive assets to interest sensitive liabilities and the resulting effect on net interest income. The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both a rise and fall in interest rates of 200 basis points over a 12-month period. The model is based on actual repricing dates of interest sensitive assets and interest sensitive liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rates of certain assets. The assumptions are based on nationally published prepayment speeds on given assets when interest rates increase or decrease by 200 basis points or more.

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

Currently, the Company’s income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual increase or decrease in interest rates of 200 basis points. Given this scenario, the Company had, at year-end, a slight exposure to rising rates.

The following chart reflects the Company’s sensitivity to changes in interest rates as of December 31, 2006. Numbers are based on the December balance sheet and assume paydowns and maturities of both assets and liabilities are reinvested based on growth assumptions provided by the Company. The same growth and interest rate assumptions are used in the base, up 200 basis points, and down 200 basis points scenarios.

INTEREST RATE RISK

Income Sensitivity Summary

Interest Rate Scenario (000)

(Dollars in thousands)

	-200 BP	Base	+200 BP
Year 1 Net Interest Income	15,320	14,448	13,674
$ Change Net Interest Income	832	—	(814)
% Change Net Interest Income	5.74%	—	(5.61)%

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

Information required by this item is set forth under the headings “Proposal One: Election of Directors—Information about Nominees for Directors,” and “Executive Officers,” “Additional Information Concerning the Company’s Board of Directors and Committees,” “Executive Compensation,” “Audit Committee Report” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement, and is incorporated herein by reference.

The Board of Directors has adopted a Code of Conduct and Ethics applicable to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, controller and other senior financial officers. Upon request, the Company will provide a copy of its Code of Conduct and Ethics, without charge, to any person. Written requests for a copy of the Company’s Code of Conduct may be sent to Auburn National Bancorporation, Inc., 100 N. Gay Street, Auburn, Alabama 36830, Attention: Marla Kickliter, Senior Vice President of Compliance and Internal Audit. Requests may also be made via telephone by contacting Marla Kickliter, Senior Vice President of Compliance and Internal Audit, or Laura Carrington, Vice President of Human Resources, at (334) 821-9200.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is set forth under the headings “Additional Information Concerning the Company’s Board of Directors and Committees – Board Compensation,” “Compensation Discussion and Analysis,” “Executive Officers,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth under the headings “Proposal One: Election of Directors—Information about Nominees for Directors and Executive Officers” and “Stock Ownership by Certain Persons” in the Proxy Statement, and is incorporated herein by reference.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

The Company’s Long Term Incentive Plan expired on May 10, 2004. No new plans have been issued.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is set forth under the headings “Additional Information Concerning the Company’s Board of Directors and Committees – Committees of the Board of Directors – Independent Directors Committee” and “Certain Transactions and Business Relationships” in the Proxy Statement, and is incorporated herein by reference.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statement of Earnings for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

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

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three–year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three–year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Birmingham, Alabama
March 27, 2007

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$16,875,025	13,704,096
Federal funds sold	—	10,237,409

Cash and cash equivalents	16,875,025	23,941,505

Interest-earning deposits with other banks	150,868	2,140,856
Investment securities held to maturity (fair value of $514,517 and $636,962 for December 31, 2006 and 2005, respectively)
	513,424	633,478
Investment securities available for sale	301,424,234	274,327,424
Loans held for sale	3,109,015	1,400,269
Loans	281,982,696	282,059,247
Less allowance for loan losses	(4,043,955)	(3,843,374)

Loans, net	277,938,741	278,215,873

Premises and equipment, net	2,181,969	2,428,619
Rental property, net	3,613,674	1,236,583
Other assets	29,318,875	23,829,154

Total assets	$635,125,825	608,153,761

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$79,101,735	70,784,282
Interest-bearing	390,546,049	384,211,006

Total deposits	469,647,784	454,995,288

Federal funds purchased and securities sold under agreements to repurchase	14,401,113	1,731,391
Other borrowed funds	93,187,006	98,205,256
Note payable to trust	7,217,000	7,217,000
Accrued expenses and other liabilities	2,254,821	2,050,348

Total liabilities	586,707,724	564,199,283

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value. Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,748,205	3,734,425
Retained earnings	51,087,166	46,918,896
Accumulated other comprehensive loss, net of tax	(2,335,384)	(3,981,772)
Less treasury stock, at cost – 213,348 shares and 162,119 shares for December 31, 2006 and 2005, respectively	(4,121,457)	(2,756,642)

Total stockholders’ equity	48,418,101	43,954,478

Total liabilities and stockholders’ equity	$635,125,825	608,153,761

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Interest and dividend income:
Loans, including fees	$22,304,365	19,682,315	16,763,236
Investment securities:
Taxable	10,882,198	9,475,483	9,821,817
Tax-exempt	2,009,409	1,857,737	1,417,907
Federal funds sold	365,019	260,989	118,321
Interest-earning deposits with other banks	63,775	38,204	12,634

Total interest and dividend income	35,624,766	31,314,728	28,133,915

Interest expense:
Deposits	14,706,163	10,519,733	8,124,708
Securities sold under agreements to repurchase and federal funds purchased	325,450	90,871	32,032
Other borrowings	4,613,245	4,710,160	4,351,595

Total interest expense	19,644,858	15,320,764	12,508,335

Net interest income	15,979,908	15,993,964	15,625,580
Provision for loan losses	330,000	485,000	600,000

Net interest income after provision for loan losses	15,649,908	15,508,964	15,025,580

Noninterest income:
Service charges on deposit accounts	1,387,216	1,497,117	1,489,612
Investment securities gains, net	9,664	11,306	733,428
Other	3,252,156	4,884,080	4,815,857

Total noninterest income	4,649,036	6,392,503	7,038,897

Noninterest expense:
Salaries and benefits	6,714,141	6,658,516	6,293,979
Net occupancy expense	1,057,754	1,078,826	1,234,234
Other	3,630,333	5,485,646	5,677,252

Total noninterest expense	11,402,228	13,222,988	13,205,465

Earnings before income taxes	8,896,716	8,678,479	8,859,012
Income tax expense	2,311,788	2,208,916	2,349,236

Net earnings	$6,584,928	6,469,563	6,509,776

Earnings per share – basic	1.74	1.69	1.68
Earnings per share – diluted	1.74	1.69	1.68
Weighted average shares outstanding – basic	3,777,721	3,830,002	3,870,198
Weighted average shares outstanding – diluted	3,778,055	3,830,794	3,871,273

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2006, 2005, and 2004

	Comprehensive income (loss)	Common stock		Additional paid-in capital	Retained earnings	Accumulated Other comprehensive income (loss)	Treasury stock	Total
		Shares	Amount
Balances at December 31, 2003		3,957,135	$39,571	3,712,246	38,092,829	(828,816)	(607,946)	40,407,884

Comprehensive income:
Net earnings	$6,509,776	—	—	—	6,509,776	—	—	6,509,776
Other comprehensive income due to unrealized gain on investment securities available for sale and derivative, net	467,707	—	—	—	—	467,707	—	467,707

Total comprehensive income	$6,977,483

Cash dividends paid ($0.50 per share)		—	—	—	(1,933,544)	—	—	(1,933,544)
Purchase of treasury stock (3,000 shares)		—	—	—	—	—	(972,394)	(972,394)
Sale of treasury stock (750 shares)		—	—	11,332	—	—	13,487	24,819

Balances at December 31, 2004		3,957,135	39,571	3,723,578	42,669,061	(361,109)	(1,566,853)	44,504,248

Comprehensive income (loss):
Net earnings	$6,469,563	—	—	—	6,469,563	—	—	6,469,563
Other comprehensive loss due to unrealized loss on investment securities available for sale and derivative, net	(3,620,663)	—	—	—	—	(3,620,663)	—	(3,620,663)

Total comprehensive income	$2,848,900

Cash dividends paid ($0.58 per share)		—	—	—	(2,219,728)	—	—	(2,219,728)
Purchase of treasury stock (53,745 shares)		—	—	—	—	—	(1,202,139)	(1,202,139)
Sale of treasury stock (1,900 shares)		—	—	10,847	—	—	12,350	23,197

Balances at December 31, 2005		3,957,135	39,571	3,734,425	46,918,896	(3,981,772)	(2,756,642)	43,954,478

Comprehensive income:
Net earnings	$6,584,928	—	—	—	6,584,928	—	—	6,584,928
Other comprehensive income due to unrealized gain on investment securities available for sale and derivative, net	1,646,388	—	—	—	—	1,646,388	—	1,646,388

Total comprehensive income	$8,231,316

Cash dividends paid ($0.64 per share)		—	—	—	(2,416,658)	—	—	(2,416,658)
Purchase of treasury stock (53,229 shares)		—	—	—	—	—	(1,377,815)	(1,377,815)
Sale of treasury stock (2,000 shares)		—	—	13,780	—	—	13,000	26,780

Balances at December 31, 2006		3,957,135	$39,571	3,748,205	51,087,166	(2,335,384)	(4,121,457)	48,418,101

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$6,584,928	6,469,563	6,509,776
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	396,041	444,200	492,732
Net amortization of investment security discounts/premiums	469,545	994,182	1,246,042
Provision for loan losses	330,000	485,000	600,000
Deferred tax benefit	(388,942)	(1,639,770)	(1,079,698)
Loans originated for sale	(80,803,104)	(86,399,869)	(63,708,998)
Proceeds from sale of loans	79,743,513	87,778,809	66,657,583
Loss on sale of premises and equipment	158	2,661	2,305
(Gain) loss on sale and calls of investment securities	(9,664)	(11,306)	183,633
Net gain on sale of loans held for sale	(649,155)	(669,259)	(348,173)
Gain on exchange of privately-held stock investment	—	—	(917,061)
(Gain) loss on sale of other real estate	(7,010)	(15,428)	6,984
(Increase) decrease in interest receivable	(679,209)	(253,802)	68,748
(Increase) decrease in other assets	(6,122,330)	1,058,393	991,820
Increase (decrease) in interest payable	450,314	234,986	(247,079)
Increase (decrease) in accrued expenses and other liabilities	151,101	(601,732)	1,954,272

Net cash (used in) provided by operating activities	(533,814)	7,876,628	12,412,886

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	31,145,690	33,346,426	77,533,760
Proceeds from maturities/calls/paydowns of investment securities available for sale	33,769,541	38,879,781	40,209,751
Purchases of investment securities available for sale	(89,735,847)	(72,388,252)	(115,486,766)
Proceeds from maturities/calls/paydowns of investment securities held to maturity	119,959	174,900	428,908
Net increase in loans	(328,468)	(25,609,338)	(6,196,353)
Purchases of premises and equipment	(11,605)	(59,494)	(135,073)
Proceeds from sale of premises and equipment and other real estate	280,094	385,763	279,051
Additions to rental property	(2,490,893)	(15,129)	(11,499)
Net decrease (increase) in interest-earning deposits with other banks	1,989,988	(1,435,560)	(439,567)
Proceeds from sale of privately-held stock investment	—	—	(1,044,061)
Decrease (increase) in investment in FHLB stock	192,600	(3,700)	(683,000)

Net cash used in investing activities	(25,068,941)	(26,724,603)	(5,544,849)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	$8,317,453	5,420,669	4,856,468
Net increase (decrease) in interest-bearing deposits	6,335,043	20,235,849	(9,559,838)
Net increase (decrease) in securities sold under agreements to repurchase	12,669,722	(5,881,531)	958,590
Borrowings from FHLB	—	28,000,000	10,000,000
Repayments to FHLB	(5,018,250)	(28,018,249)	(10,018,250)
Repayments of other borrowed funds	—	—	(130,433)
Purchase of treasury stock	(1,377,815)	(1,202,139)	(972,394)
Sale of treasury stock	26,780	23,197	24,819
Dividends paid	(2,416,658)	(2,219,728)	(1,933,544)

Net cash provided by (used in) financing activities	18,536,275	16,358,068	(6,774,582)

Net (decrease) increase in cash and cash equivalents	(7,066,480)	(2,489,907)	93,455
Cash and cash equivalents at beginning of year	23,941,505	26,431,412	26,337,957

Cash and cash equivalents at end of year	$16,875,025	23,941,505	26,431,412

Supplemental information on cash payments:
Interest paid	$19,194,544	15,085,778	12,755,414
Income taxes paid	4,320,041	3,292,413	1,843,388
Supplemental information on noncash transactions:
Real estate acquired through foreclosure	275,600	285,834	338,825
Loans held for sale transferred to loan portfolio	—	5,766,585	—

See accompanying notes to consolidated financial statements.

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, AuburnBank.

54	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

55	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

agreement. A loan is also considered impaired if its terms are modified in a troubled debt restructuring and the restructuring agreement specifies an interest rate below the rate that the Company is willing to accept for a new loan with comparable risk. When a loan is considered impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate, unless the loan is collateral–dependent, in which case the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through the provision for loan losses. Impaired loans are charged to the allowance when such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

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

56	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

57	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

change in tax rates is recognized in income in the period that includes the enactment date. The Company files its federal income tax returns on a consolidated basis.

(l)	Earnings per Share

Basic earnings per share are computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. In May 1994, the Company reserved 450,000 shares of common stock for issuance under stock option plans. This plan expired in May 2004. During 2003, the Company granted 4,000 options with an exercise price of $13.39 which was equal to the closing market price on the date of grant. These options expired on December 31, 2006. During 2002, the Company granted 3,000 options with an exercise price of $11.35 which was equal to the closing market price on the date of grant. These options expired on December 31, 2005. No options were granted in 2006, 2005 and 2004.

A reconciliation of the numerator and denominator of the basic EPS computation to the diluted EPS computation for the three years ended December 31 is as follows:

	2006	2005	2004
Basic:
Net income	$6,584,928	6,469,563	6,509,776
Average common shares outstanding	3,777,721	3,830,002	3,870,198

Earnings per share	$1.74	1.69	1.68

Diluted:
Net income	$6,584,928	6,469,563	6,509,776
Average common shares outstanding	3,777,721	3,830,002	3,870,198
Dilutive effect of options issued	334	792	1,075

Average diluted shares outstanding	3,778,055	3,830,794	3,871,273

Earnings per share	$1.74	1.69	1.68

The Company had no options that were issued and not included in the calculation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

(m)	Stock–based compensation

Prior to January 1, 2006, the Company accounted for its stock compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based employee compensation cost related to stock options was recognized in the consolidated statement of earnings for the year ended December 31, 2005 and 2004, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2005, the FASB issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes APB 25. SFAS

58	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. The Company adopted SFAS 123(R) effective January 1, 2006, which did not have a material effect on the consolidated balance sheets or statements of earnings for the Company as all options outstanding were fully vested at that date.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to options granted under the plan in the period presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	2005	2004
	(In thousands, except per share data)
Net earnings – as reported	$6,469,563	6,509,776
Deduct:
Total stock–based employee compensation expense determined under fair value based method for all options, net of related tax effects	2,588	7,738

Net earnings – pro forma	$6,466,975	6,502,038

Earnings per share – as reported
Basic	$1.69	1.68
Diluted	1.69	1.68
Earnings per share – pro forma
Basic	$1.69	1.68
Diluted	1.69	1.68

The Company granted 4,000 options on January 1, 2003 with an exercise price of $13.39 which was equal to the closing market price on the date of grant. Each option had a fair value of $2.02 and $2.06 at December 31, 2005 and 2004, respectively. These options vested on the date of grant and expired on December 31, 2006. During 2006, 2005 and 2004, 2,000, 800 and 800 options were exercised, respectively. At December 31, 2006 no options were outstanding.

The Company granted 3,000 options on January 1, 2002 with an exercise price of $11.35 which was equal to the closing market price on the date of grant. These options expired on December 31, 2005. Each option had a fair value of $3.51 at December 31, 2004. During 2005 and 2004, 1,100 and 1,200 options were exercised, respectively.

59	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(n)	Recent Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material effect on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, however, does clarify the proper measurement of fair value as the hypothetical price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or receive the assumed liability (an entry price) at the measurement date. The Company will be required to adopt this standard beginning January 1, 2008. The Company does not expect the adoption of SFAS 157 will have a material effect on the consolidated financial statements of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires the use of both an income statement approach and a balance sheet approach when evaluating whether an error is material to an entity’s financial statements, based on all relevant quantitative and qualitative factors. The SEC issued SAB 108 to address what the SEC identified as diversity in practice whereby entities were using

60	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

either an income statement approach or a balance sheet approach, but not both. SAB 108 became effective December 31, 2006, and any material adjustments arising from the adoption of SAB 108 were required to be recorded as a cumulative effect adjustment to beginning retained earnings. The Company completed its analysis in accordance with SAB 108 using both the income statement approach and the balance sheet approach and concluded the Company had no prior year misstatements that were material to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “An Amendment to Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of “delayed” items should be considered in other comprehensive income. This statement is effective for fiscal years ending after December 15, 2006. Adoption of SFAS No. 158 did not have a material impact on the consolidated financial statements of the Company.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management is currently evaluating this statement and its effect on the consolidated financial statements of the Company.

(o)	Reclassifications

Certain amounts in 2005 and 2004 were reclassified to conform with the presentation in 2006. These reclassifications had no effect on the Company’s previously reported total stockholders’ equity or net earnings during the periods involved.

(2)	Cash and Due from Banks

The Bank is required to maintain certain average cash reserve balances in accordance with Federal Reserve requirements. There were no required balances as of December 31, 2006 and 2005.

61	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(3)	Investment Securities

The amortized cost and fair value of investment securities at December 31, 2006, were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity:
State and political subdivisions	$340,000	—	—	340,000
Mortgage-backed securities	173,424	1,127	34	174,517

	$513,424	1,127	34	514,517

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$100,723,133	193,936	809,413	100,107,656
State and political subdivisions	48,932,404	654,739	68,894	49,518,249
Corporate securities	10,704,838	51,646	170,234	10,586,250
Collateralized mortgage obligations	14,978,700	34,219	300,035	14,712,884
Mortgage-backed securities	129,977,465	203,748	3,682,018	126,499,195

	$305,316,540	1,138,288	5,030,594	301,424,234

The composition of the investment securities with an unrealized loss position at December 31, 2006 and 2005 is shown below including the investment securities with an unrealized loss of less than twelve months and twelve months or longer.

	Investments With an Unrealized Loss of Less than 12 Months		Investments With an Unrealized Loss of 12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2006:

U.S. government agencies, excluding mortgage-backed securities	$24,377,601	38,501	48,749,379	770,912	73,126,980	809,413
State and political subdivisions	5,646,442	51,126	902,228	17,768	6,548,670	68,894
Corporate securities	5,106,900	143,284	980,800	26,950	6,087,700	170,234
Collateralized mortgage obligations	—	—	10,110,148	300,035	10,110,148	300,035
Mortgage-backed securities	19,121	34	108,082,278	3,682,018	108,101,399	3,682,052

	$35,150,064	232,945	168,824,833	4,797,683	203,974,897	5,030,628

62	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

	Investments With an Unrealized Loss of Less than 12 Months		Investments With an Unrealized Loss of 12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2005:

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

Management evaluates securities for other-than-temporary impairment when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than costs, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The declines in fair value noted above were attributable to increases in interest rates and not attributable to credit quality. Since the Company has the ability and intent to hold all of these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

The amortized cost and fair value of investment securities at December 31, 2005 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investment securities held to maturity:
State and political subdivisions	$355,000	—	—	355,000
Mortgage-backed securities	278,478	3,505	21	281,962

	$633,478	3,505	21	636,962

Investment securities available for sale:
U.S. government agencies, excluding mortgage-backed securities	$62,733,001	5,625	1,303,263	61,435,363
State and political subdivisions	48,888,702	371,986	223,081	49,037,607
Corporate securities	10,171,066	58,858	9,819	10,220,105
Collateralized mortgage obligations	17,036,006	938	487,540	16,549,404
Mortgage-backed securities	142,126,936	20,070	5,062,061	137,084,945

	$280,955,711	457,477	7,085,764	274,327,424

63	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The amortized cost and fair value of investment securities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Amortized cost	Fair value
Investment securities held to maturity:
Due after ten years	$340,000	340,000
Mortgage-backed securities	173,424	174,517

Total	$513,424	514,517

Investment securities available for sale:
Due after one year through five years	$44,446,446	43,922,315
Due after five years through ten years	40,876,839	40,770,710
Due after ten years	64,332,252	64,932,880

Subtotal	149,655,537	149,625,905
Corporate securities	10,704,838	10,586,250
Mortgage-backed securities	129,977,465	126,499,195
Collateralized mortgage obligations	14,978,700	14,712,884

Total	$305,316,540	301,424,234

Proceeds from the sale of investment securities available for sale during the years ended December 31, 2006, 2005, and 2004 were $31,145,690, $33,346,426, and $77,533,760, respectively. Gross gains of $260,981, $123,208, and $405,507 were realized on the sales for the years ended December 31, 2006, 2005, and 2004, respectively. Gross losses of $251,317, $111,902, and $589,140 were realized on the sales for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company sold a privately-held investment in 2004 for a realized gain of $917,061. Also in 2004, the Company sold its ownership in First Data stock and realized a loss of $214,818.

Investment securities with an aggregate fair value of $190,831,677 and $192,188,818 at December 31, 2006 and 2005, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

The Company maintains a diversified investment portfolio, including held to maturity and available–for–sale securities, with limited concentration in any given region, industry, or economic characteristic.

Included in other assets is stock in the Federal Home Loan Bank (“FHLB”) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $5,406,300 and $5,598,900 at December 31, 2006 and 2005, respectively.

64	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(4)	Loans

At December 31, 2006 and 2005, the composition of the loan portfolio was as follows:

	2006	2005
Commercial, financial, and agricultural	$52,588,735	51,490,822
Leases – commercial	761,449	1,488,292
Real estate – construction:
Commercial	4,683,777	2,039,161
Residential	9,911,845	8,832,065
Real estate – mortgage:
Commercial	142,092,480	148,118,376
Residential	62,596,235	59,756,144
Consumer installment	9,348,175	10,334,387

Total loans	281,982,696	282,059,247
Less allowance for loan losses	4,043,955	3,843,374

Loans, net	$277,938,741	278,215,873

During 2006 and 2005, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2006 and 2005 amounted to $7,146,650 and $5,375,880, respectively. The change from 2005 to 2006 reflects payments of $6,184,612 and advances of $7,955,382. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

A summary of the transactions in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Balance at beginning of year	$3,843,374	3,455,515	4,312,554
Provision charged to earnings	330,000	485,000	600,000
Loan recoveries	59,712	258,654	309,042
Loans charged off	(189,131)	(355,795)	(1,766,081)

Balance at end of year	$4,043,955	3,843,374	3,455,515

The Company had no impaired loans at December 31, 2006 and 2005.

For the year ended December 31, 2006, the Company had no average recorded investment in impaired loans. For the years ended December 31, 2005 and 2004, the average recorded investment in impaired

65	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

loans was $85,561 and $339,593, respectively. The Company did not recognize any interest income on impaired loans in 2006, 2005, or 2004.

Nonperforming loans, consisting of loans on nonaccrual status and accruing loans past due greater than 90 days, amounted to $71,857 and $108,441 at December 31, 2006 and 2005, respectively. Nonaccrual loans were $71,857 and $108,441, at December 31, 2006 and 2005, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $4,000, $36,000 and $92,000, in 2006, 2005, and 2004, respectively.

The Company had no real estate acquired by foreclosure at December 31, 2006 and 2005.

The Company originates real estate mortgage loans which are sold in the secondary market. The Company retains the servicing for residential real estate loans that are sold to the Federal National Mortgage Association (“FNMA”). The Company’s loan servicing portfolio consisted of 1,415 loans with an outstanding balance of $140,836,207, 1,499 loans with an outstanding balance of $152,790,298 and 1,518 loans with an outstanding balance of $154,020,527, as of December 31, 2006, 2005, and 2004, respectively.

(5)	Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Land	$407,747	407,747
Buildings	3,047,875	3,047,875
Furniture, fixtures, and equipment	3,188,218	3,327,058

Total premises and equipment	6,643,840	6,782,680
Less accumulated depreciation	4,461,871	4,354,061

	$2,181,969	2,428,619

(6)	Rental Property

Rental property at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Land	$2,196,622	390,900
Buildings	2,893,039	2,207,869
Furniture, fixtures, and equipment	212,737	226,737

Total rental property	5,302,398	2,825,506
Less accumulated depreciation	1,688,724	1,588,923

	$3,613,674	1,236,583

66	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(7)	Interest–Bearing Deposits

At December 31, 2006 and 2005, the composition of interest–bearing deposits was as follows:

	2006	2005
NOW	$58,942,390	68,203,383
Money market	119,370,172	115,415,273
Savings	19,157,280	19,572,723
Certificates of deposit under $100,000	82,789,594	84,966,427
Certificates of deposit and other time deposits of $100,000 and over	110,286,613	96,053,200

	$390,546,049	384,211,006

The following table presents the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 2006:

Years ending December 31:
2007	$75,899,081
2008	19,357,082
2009	11,303,742
2010	1,584,763
2011	2,141,945
Thereafter	—

$110,286,613

During 2006 and 2005, certain executive officers and directors of the Company and Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits of these persons at December 31, 2006 and 2005 amounted to $14,061,974 and $11,142,655, respectively.

67	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(8)	Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

As of December 31, 2006 and 2005, federal funds purchased and securities sold under agreements to repurchase were $14,401,113 and $1,731,391, respectively. The following summarizes pertinent data related to the federal funds purchased and securities sold under agreements to repurchase as of and for the years ended December 31, 2006, 2005, and 2004.

	2006	2005	2004
Weighted average borrowing rate at year end	5.28%	3.91%	2.23%
Weighted average borrowing rate during the year	4.77%	3.18%	1.20%
Average daily balance during the year	$6,817,038	2,502,058	2,524,643
Maximum month-end balance during the year	$14,401,113	4,078,104	7,612,922

(9)	Other Borrowed Funds

Other borrowed funds at December 31, 2006 and 2005 consisted of the following:

	Maturity Dates	Weighted Average Interest rate	2006	2005
FHLB borrowings:
Fixed rate	2009-2017	5.40%	$10,187,006	10,205,256
Convertible - LIBOR based	2007-2015	4.27%	83,000,000	88,000,000

			$93,187,006	98,205,256

68	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Required annual principal payments on long–term debt for years subsequent to December 31, 2006 are as follows:

FHLB Borrowings
2007	$10,018,250
2008	10,018,250
2009	5,018,250
2010	10,018,250
2011	5,018,250
Thereafter	53,095,756

Total	$93,187,006

The Bank’s available line with the FHLB is 30% of the Bank’s total assets, or $189,670,000 at December 31, 2006 and $181,880,000 at December 31, 2005. The Bank’s remaining available line was $99,419,000 and $83,675,000 at December 31, 2006 and 2005, respectively. Interest expense on FHLB advances was $4,053,245, $4,281,410, and $4,045,403 in 2006, 2005, and 2004, respectively. The advances and line of credit are collateralized by the Bank’s investment in the stock of the FHLB, all eligible first mortgage residential loans, and investment securities.

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

69	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the Trust Preferred Securities will also be deferred and the Company’s ability to pay dividends on its shares of common stock will be restricted.

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

70	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(11)	Other Comprehensive Income (Loss)

The following table sets forth the amounts of other comprehensive income (loss) included in stockholders’ equity along with the related tax effect for the years ended December 31, 2006, 2005, and 2004.

	Pretax amount	Tax (expense) benefit	Net of tax amount
2006:
Net unrealized holding gains on investment securities available for sale arising during the year	$2,745,645	(1,098,259)	1,647,386
Reclassification adjustment for net gains realized in net income	9,664	(3,866)	5,798

	2,735,981	(1,094,393)	1,641,588

Net unrealized holding gain on derivatives used as cash flow hedges arising during the year	8,000	(3,200)	4,800

Other comprehensive income	$2,743,981	(1,097,593)	1,646,388

2005:
Net unrealized holding losses on investment securities available for sale arising during the year	$(6,231,131)	2,492,452	(3,738,679)
Reclassification adjustment for net gains realized in net income	11,306	(4,522)	6,784

	(6,242,437)	2,496,974	(3,745,463)

Net unrealized holding gain on derivatives used as cash flow hedges arising during the year	208,000	(83,200)	124,800

Other comprehensive loss	$(6,034,437)	2,413,774	(3,620,663)

2004:
Net unrealized holding gains on investment securities available for sale arising during the year	$1,728,939	(691,575)	1,037,364
Reclassification adjustment for net gains realized in net income	733,428	(293,371)	440,057

	995,511	(398,204)	597,307

Net unrealized holding losses on derivatives used as cash flow hedges arising during the year	(216,000)	86,400	(129,600)

Other comprehensive income	$779,511	(311,804)	467,707

71	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(12)	Income Tax Expense

Total income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 was allocated as follows:

	2006	2005	2004
Income from continuing operations	$2,311,788	2,208,916	2,349,236
Stockholders’ equity, for accumulated other comprehensive (loss) income	1,097,593	(2,413,774)	311,804

For the years ended December 31, 2006, 2005, and 2004 the components of income tax expense from continuing operations were as follows:

	2006	2005	2004
Current income tax expense:
Federal	$2,305,138	3,409,223	3,141,152
State	395,592	439,463	287,782

Total	2,700,730	3,848,686	3,428,934

Deferred income tax (benefit) expense:
Federal	(342,693)	(1,480,834)	(974,782)
State	(46,249)	(158,936)	(104,916)

Total	(388,942)	(1,639,770)	(1,079,698)

	$2,311,788	2,208,916	2,349,236

Total income tax expense differed from the amount computed by applying the statutory federal income tax rate of 34% to pretax earnings as follows:

	2006	2005	2004
Income tax expense at statutory rate	$3,024,883	2,950,683	3,012,064
Increase (decrease) resulting from:
Tax-exempt interest	(594,147)	(581,760)	(450,857)
State income taxes net of Federal income tax effect	230,566	185,148	120,692
Low-income housing credit	(227,823)	(227,823)	(227,823)
Dividends received deduction	(5,731)	(5,224)	(20,208)
Bank owned life insurance	(151,598)	(156,060)	(171,020)
Other	35,638	43,952	86,388

	$2,311,788	2,208,916	2,349,236

72	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Loans, principally due to allowance for loan losses	$1,557,364	1,116,213
Principal amortization of leases	2,803,968	2,535,796
Unrealized loss on investment securities available for sale	1,556,920	2,651,313
Unrealized loss on derivatives	—	3,200
Other	151,601	152,776

Total deferred tax assets	6,069,853	6,459,298

Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation	2,823,891	2,700,988
Investments, principally due to discount accretion	400,639	265,945
FHLB stock dividend	28,142	18,616
Prepaid expenses	106,252	103,634
Loans, principally due to differences in deferred loan fees	83,514	55,779
Other	115,604	93,874

Total deferred tax liabilities	3,558,042	3,238,836

Net deferred tax asset	$2,511,811	3,220,462

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

The Bank has a defined contribution retirement plan that covers substantially all employees. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Contributions to the plan are determined by the board of directors. Company contributions to the plan amounted to $107,385, $119,637, and $112,319, in 2006, 2005, and 2004, respectively, and are included in salaries and benefits expense.

73	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(14)	Guarantees, Derivatives, and Contingent Liabilities

Off–Balance–Sheet Arrangements

The Company is a party to financial instruments with off–balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments involve elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on–balance–sheet instruments.

The financial instruments whose contract amounts represent credit risk as of December 31, 2006 are as follows:

Commitments to extend credit	$51,665,729
Standby letters of credit	10,611,585

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

Standby letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit of approximately $104,000 and $82,000 at December 31, 2006 and 2005, respectively, based on the fees charged for these arrangements.

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2006, are as follows: 2007, $223,000; 2008, $141,000; 2009, $58,000; 2010, $30,000; 2011 and subsequent years, $0.

Derivatives

As of December 31, 2005, the Company had a cash flow hedge with a notional amount of $10 million for the purpose of converting the interest payments on floating rate money market accounts to a fixed rate. The Company started exchanging payments in March 2005 for this interest rate swap based on the three month Treasury bill investment rate. The Company recorded a liability for this swap of $8,000 for the year ended

74	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

December 31, 2005. This interest rate swap was sold in August of 2006, before its scheduled maturity in July 2007 and as of December 31, 2006 the Company had no cash flow hedges. There was not any material hedge ineffectiveness from this cash flow hedge recognized in the income statement during the years ended December 31, 2006 and 2005, respectively. Additionally, the sale of the interest rate swap did not have a material effect on the Company’s financial statements. The Company had no fair value hedges at December 31, 2006 and 2005.

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

75	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

The carrying value and estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(in thousands)
Financial assets:
Cash and short-term investments	$17,026	17,026	26,082	26,082
Investment securities	301,937	301,939	274,961	274,964
Loans, net of allowance for loan losses (1)	281,048	278,616	279,616	276,046

Financial liabilities:
Deposits	469,648	447,256	454,995	435,625
Short-term borrowings	14,401	14,401	1,731	1,731
Long-term borrowings	100,404	98,343	105,422	102,382

Interest rate contracts:
Swaps	—	—	(8)	(8)

(1)	includes loans held for sale

76	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(16)	Common Stock and Capital Requirements

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, based on its most recent notification, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management is not aware of any conditions or events since that notification that management believes have changed the Bank’s capital category.

77	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2006 and 2005 are as follows (dollars in thousands):

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(dollars in thousands)
Auburn National Bancorporation, Inc.
As of December 31, 2006
Total capital (to risk-weighted assets)	$61,912	16.68%	29,700	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	57,868	15.59%	14,850	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	57,868	9.22%	25,102	4.00%	N/A	N/A

As of December 31, 2005
Total capital (to risk-weighted assets)	$59,007	16.99%	27,790	8.00%	N/A	N/A
Tier I risk-based capital (to risk-weighted assets)	55,164	15.88%	13,895	4.00%	N/A	N/A
Tier I leverage capital (to average assets)	55,164	9.11%	24,220	4.00%	N/A	N/A

AuburnBank
As of December 31, 2006
Total capital (to risk-weighted assets)	57,068	15.55%	29,368	8.00%	36,710	10.00%
Tier I risk-based capital (to risk-weighted assets)	53,024	14.44%	14,684	4.00%	22,026	6.00%
Tier I leverage capital (to average assets)	53,024	8.51%	24,936	4.00%	31,170	5.00%

As of December 31, 2005
Total capital (to risk-weighted assets)	56,846	16.33%	27,851	8.00%	34,813	10.00%
Tier I risk-based capital (to risk-weighted assets)	53,003	15.22%	13,925	4.00%	20,888	6.00%
Tier I leverage capital (to average assets)	53,003	8.78%	24,251	4.00%	30,314	5.00%

78	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(17)	Dividends from Subsidiary

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2006, the Bank could have declared additional dividends of approximately $8,183,000 without prior approval of regulatory authorities. As a result of this limitation, approximately $35,562,000 of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

(18)	Supplemental Information

Components of other noninterest income exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2006, include:

	2006	2005	2004
Merchant discounts and fees on Master Card and Visa sales	$53,157	1,902,077	2,195,156
Gains on the sale of mortgage loans	649,155	669,259	348,173
Change in cash surrender value of bank owned life insurance	445,875	459,000	503,000
Servicing fees	375,490	389,185	391,115

Components of other noninterest expense exceeding 1% of revenues for any of the years in the three–year period ended December 31, 2006, include:

	2006	2005	2004
Master Card and Visa processing fees	$—	1,931,622	2,194,296
Professional fees	476,150	491,039	470,646

79	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(19)	Parent Company Financial Information

The condensed financial information for Auburn National Bancorporation, Inc. (Parent Company Only) is presented as follows:

Parent Company Only

Condensed Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$1,320,922	730,430
Investment in bank subsidiary	50,896,427	49,223,154
Rental property, net	3,613,674	1,236,583
Other assets	437,884	429,770

Total assets	$56,268,907	51,619,937

Liabilities and Stockholders’ Equity
Accrued expenses and other liabilities	$633,806	448,459
Note payable to trust	7,217,000	7,217,000

Total liabilities	7,850,806	7,665,459

Stockholders’ equity:
Preferred stock of $0.01 par value; Authorized 200,000 shares; issued shares – none	—	—
Common stock of $0.01 par value; Authorized 8,500,000 shares; issued 3,957,135 shares	39,571	39,571
Additional paid-in capital	3,748,205	3,734,425
Retained earnings	51,087,166	46,918,896
Accumulated other comprehensive loss, net of tax	(2,335,384)	(3,981,772)
Less:
Treasury stock, at cost – 213,348 shares and 162,119 shares for December 31, 2006 and 2005, respectively	(4,121,457)	(2,756,642)

Total stockholders’ equity	48,418,101	43,954,478

Total liabilities and stockholders’ equity	$56,268,907	51,619,937

80	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Parent Company Only

Condensed Statements of Earnings

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Income:
Cash dividends from bank subsidiary	$6,933,865	3,199,000	2,237,000
Interest on bank deposits	—	8,810	29,114
Loss on exchange of investment securities	—	—	(214,818)
Other income	386,656	380,040	380,869

Total income	7,320,521	3,587,850	2,432,165

Expense:
Interest on borrowed funds	560,000	428,750	306,193
Net occupancy expense	1,000	1,024	2,306
Salaries and benefits	5,007	2,185	4,654
Other	430,508	433,556	398,583

Total expense	996,515	865,515	711,736

Earnings before income tax benefit and equity in undistributed earnings of subsidiary	6,324,006	2,722,335	1,720,429
Applicable income tax benefit	(234,037)	(182,375)	(197,693)

Earnings before equity in undistributed earnings of subsidiary	6,558,043	2,904,710	1,918,122
Equity in undistributed earnings of bank subsidiary	26,885	3,564,853	4,591,654

Net earnings	$6,584,928	6,469,563	6,509,776

81	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Parent Company Only

Condensed Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net earnings	$6,584,928	6,469,563	6,509,776
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	113,802	108,750	109,402
Loss on exchange of investment securities	—	—	214,818
Equity in undistributed earnings of subsidiary	(26,885)	(3,564,853)	(4,591,654)
(Increase) decrease in other assets	(8,114)	(203,830)	(92,794)
Increase (decrease) in other liabilities	185,347	190,559	26,001

Net cash provided by operating activities	6,849,078	3,000,189	2,175,549

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	—	—	808,614
Return of investment in Bank	—	(1,000,000)	—
Additions to rental property	(2,490,893)	(15,129)	(11,498)

Net cash (used in) provided by investing activities	(2,490,893)	(1,015,129)	797,116

Cash flows from financing activities:
Repayments of other borrowed funds	—	—	(130,432)
Dividends paid	(2,416,658)	(2,219,728)	(1,933,544)
Purchase of treasury stock	(1,377,815)	(1,202,139)	(972,394)
Sale of treasury stock	26,780	23,197	24,819

Net cash used in financing activities	(3,767,693)	(3,398,670)	(3,011,551)

Net increase (decrease) in cash and cash equivalents	590,492	(1,413,610)	(38,886)
Cash and cash equivalents at beginning of year	730,430	2,144,040	2,182,926

Cash and cash equivalents at end of year	$1,320,922	730,430	2,144,040

82	(Continued)

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(20)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2006 and 2005 is summarized as follows:

	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Interest and dividend income	$8,372,488	9,004,356	9,192,649	9,055,273
Interest expense	4,445,600	4,903,601	5,067,501	5,228,156
Net interest income	3,926,888	4,100,755	4,125,148	3,827,117
Provision for loan losses	105,000	105,000	85,000	35,000
Net earnings	1,644,244	1,732,990	1,660,649	1,547,045
Net earnings per share – basic and diluted	0.43	0.46	0.44	0.41

	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Interest and dividend income	$7,309,259	7,674,143	8,063,343	8,267,983
Interest expense	3,358,021	3,697,372	4,000,486	4,264,885
Net interest income	3,951,238	3,976,771	4,062,857	4,003,098
Provision for loan losses	150,000	150,000	120,000	65,000
Net earnings	1,579,461	1,534,533	1,625,534	1,730,035
Net earnings per share – basic and diluted	0.41	0.40	0.42	0.46

83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 30th day of March, 2007.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/s/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ E. L. SPENCER, JR.	President, CEO and	March 30, 2007
E. L. Spencer, Jr.	Chairman of the Board

/s/ C. WAYNE ALDERMAN	Director of Financial Operations	March 30, 2007
C. Wayne Alderman

/s/ ROBERT W. DUMAS	Director	March 30, 2007
Robert W. Dumas

/s/ TERRY W. ANDRUS	Director	March 30, 2007
Terry W. Andrus

/s/ DAVID E. HOUSEL	Director	March 30, 2007
David E. Housel

/s/ WILLIAM F. HAM, JR.	Director	March 30, 2007
William F. Ham, Jr.

AUBURN NATIONAL BANCORPORATION, INC.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. *

3.2	Bylaws of Auburn National Bancorporation, Inc.**

10.1	Auburn National Bancorporation, Inc. 1994 Long-Term Incentive Plan. ***

10.2	Lease and Equipment Purchase Agreement, dated September 15, 1987. ***

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Director of Financial Operations pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by C. Wayne Alderman, Director of Financial Operations.

*	Incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486).
**	Incorporated by reference from Registrant’s Annual Report on Form 10-K, dated March 30, 2004 (File No. 000-26486).
***	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180).