Form 10-Q
period 2007-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2007-05-11
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.01 par value per share	3,727,450 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2007	December 31, 2006

Assets:
Cash and due from banks	$14,088	$16,875
Federal funds sold	13,272	—
Interest bearing bank deposits	781	151

Cash and cash equivalents	28,141	17,026

Securities held-to-maturity (fair value of $489 and $514 for March 31, 2007 and December 31, 2006, respectively)	488	513
Securities available-for-sale	296,835	301,424
Loans held for sale	4,471	3,109
Loans	282,837	281,983
Allowance for loan losses	(4,123)	(4,044)

Loans, net	278,714	277,939

Premises and equipment, net	2,258	2,182
Rental property, net	3,585	3,614
Bank-owned life insurance	14,419	14,278
Other assets	14,604	15,041

Total assets	$643,515	$635,126

Liabilities:
Deposits:
Noninterest-bearing	$78,101	$79,102
Interest-bearing	415,117	390,546

Total deposits	493,218	469,648
Federal funds purchased and securities sold under agreements to repurchase	6,948	14,401
Other short-term borrowings	—	10,000
Long-term debt	90,399	90,404
Accrued expenses and other liabilities	2,861	2,255

Total liabilities	593,426	586,708

Stockholders' equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares – none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,748	3,748
Retained earnings	52,112	51,087
Accumulated other comprehensive loss, net	(1,456)	(2,335)
Less treasury stock, at cost—221,432 shares and 213,348 shares for March 31, 2007 and December 31, 2006, respectively	(4,354)	(4,121)

Total shareholders’ equity	50,089	48,418

Total liabilities and shareholders’ equity	$643,515	$635,126

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	For the Three Months Ended March 31
(Dollars in thousands, except share and per share data)	2007	2006
Interest income:
Loans, including fees	$5,695	$5,245
Securities	3,517	2,993
Federal funds sold and interest bearing bank deposits	95	135

Total interest income	9,307	8,373

Interest expense:
Deposits	4,120	3,284
Short-term borrowings	197	36
Long-term debt	1,035	1,126

Total interest expense	5,352	4,446

Net interest income	3,955	3,927
Provision for loan losses	3	105

Net interest income after provision for loan losses	3,952	3,822

Noninterest income:
Service charges on deposit accounts	328	342
Servicing fees	89	96
Gain on sale of loans held for sale	176	166
Bank-owned life insurance	141	131
Securities gains, net	11	32
Other	443	409

Total noninterest income	1,188	1,176

Noninterest expense:
Salaries and benefits	1,735	1,719
Net occupancy and equipment	294	294
Professional fees	134	119
Other	740	689

Total noninterest expense	2,903	2,821

Earnings before income taxes	2,237	2,177
Income tax expense	559	533
Net earnings	$1,678	$1,644

Net earnings per share:
Basic and diluted	$0.45	$0.43

Weighted average shares outstanding:
Basic	3,739,803	3,786,250

Diluted	3,739,803	3,786,741

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Unaudited)

(Dollars in thousands, except share and per share data)	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
	Shares	Amount
Balance, December 31, 2005	3,957,135	$39	$3,734	$46,919	$(3,982)	$(2,756)	$43,954
Comprehensive income:
Net earnings	—	—	—	1,644	—	—	1,644
Other comprehensive loss due to change in unrealized loss on securities available for sale and derivative, net	—	—	—	—	(224)	—	(224)

Total comprehensive income	0	0	0	1,644	(224)	0	1,420
Cash dividends paid ($0.16 per share)	—	—	—	(605)	—	—	(605)
Stock repurchases (10,480 shares)	—	—	—	—	—	(242)	(242)

Balance, March 31, 2006	3,957,135	$39	$3,734	$47,958	$(4,206)	$(2,998)	$44,527

Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418
Comprehensive income:
Net earnings	—	—	—	1,678	—	—	1,678
Other comprehensive income due to change in unrealized loss on securities available for sale, net	—	—	—	—	879	—	879

Total comprehensive income	—	—	—	1,678	879	—	2,557
Cash dividends paid ($0.175 per share)	—	—	—	(653)	—	—	(653)
Stock repurchases (8,084 shares)	—	—	—	—	—	(233)	(233)

Balance, March 31, 2007	3,957,135	$39	$3,748	$52,112	$(1,456)	$(4,354)	$50,089

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
(In thousands)	2007	2006
Cash flows from operating activities:
Net earnings	$1,678	$1,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	3	105
Depreciation	100	87
Premium amortization and discount accretion, net	54	198
Net loss (gain) on securities available for sale transactions	602	(32)
Net gain on sale of loans held for sale	(176)	(166)
Gain on sale of privately-held stock investments	(613)	—
Loans originated for sale	(24,780)	(16,744)
Proceeds from sale of loans	23,594	16,913
Increase in cash surrender value of bank owned life insurance	(141)	(131)
Net increase in other assets	(694)	(1,180)
Net increase (decrease) in accrued expenses and other liabilities	606	(1,126)

Net cash provided by (used in) operating activities	233	(432)

Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	25	31
Proceeds from sales of securities available-for-sale	16,014	3,769
Proceeds from maturities of securities available-for-sale	12,842	6,745
Purchase of securities available-for-sale	(23,456)	(29,094)
Net (increase) decrease in loans	(778)	703
Proceeds from sale of premises and equipment and other real estate	—	5
Net purchases of premises and equipment	(137)	(7)
Additions to rental property	—	(452)
Proceeds from sale of privately-held stock investment	1,146	—

Net cash provided by (used in) investing activities	5,656	(18,300)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(1,001)	1,959
Net increase in interest-bearing deposits	24,571	14,395
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(7,453)	3,591
Net decrease in other short-term borrowings	(10,000)	—
Repayments or retirement of long-term debt	(5)	(5)
Stock repurchases	(233)	(242)
Dividends paid	(653)	(605)

Net cash provided by financing activities	5,226	19,093

Net change in cash and cash equivalents	11,115	361
Cash and cash equivalents at beginning of period	17,026	26,082

Cash and cash equivalents at end of period	$28,141	$26,443

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,365	$4,220
Income taxes	523	2,050
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	60

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION

General

Auburn National Bancorporation, Inc. (the “Company”) provides a full range of banking services to individual and corporate customers in Lee County, Alabama and surrounding counties through its subsidiary, AuburnBank (the “Bank”). The Company does not have any segments other than banking that are considered material.

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the three months ended March 31, 2007, are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the three months ended March 31, 2007 and 2006, respectively. Diluted net earnings per share reflects the potential dilution that could occur if the Company’s potential common stock was issued. As of March 31, 2007, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months ended March the three months ended March 31, 2007 and 2006, is presented below.

	For the Three Months Ended March 31
(Dollars in thousands, except share and per share data)	2007	2006
Basic:
Net earnings	$1,678	$1,644
Average common shares outstanding	3,739,803	3,786,250

Earnings per share	$0.45	0.43

Diluted:
Net earnings	$1,678	$1,644
Average common shares outstanding	3,739,803	3,786,250
Dilutive effect of options issued	—	491

Average diluted shares outstanding	3,739,803	3,786,741

Earnings per share	$0.45	0.43

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income for the three months ended March 31, 2007 and 2006, is presented below.

	For the Three Months Ended March 31
(In thousands)	2007	2006
Comprehensive income:
Net earnings	$1,678	$1,644
Other comprehensive income (loss):
Change in unrealized loss on securities available for sale and derivative, net	879	(224)

Total comprehensive income	$2,557	$1,420

NOTE 4: SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized cost and fair value for securities held to maturity at March 31, 2007, by contractual maturity, are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	March 31, 2007
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Amortized cost	Gross Unrealized		Fair value
						Gains	Losses
Held-to-maturity:
State and political subdivisions	—	—	—	$340	340	—	—	340
Mortgage-backed securities	$28	23	24	73	148	1	—	149

Total held-to-maturity	$28	23	24	413	488	1	—	489

Weighted average yield:
State and political subdivisions	—	—	—	5.05%	5.05
Mortgage-backed securities	7.57%	6.50	7.24	6.06	6.60

Total held-to-maturity	7.57%	6.50	7.24	5.23	5.52

The fair value and amortized cost for securities available-for-sale at March 31, 2007, by contractual maturity, are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	March 31, 2007
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$2,978	34,209	37,676	23,311	98,174	301	624	98,497
State and political subdivisions	—	512	4,909	45,401	50,822	701	64	50,185
Corporate securities	—	—	3,621	7,143	10,764	186	119	10,697
Collateralized mortgage obligations	—	—	1,414	12,808	14,222	67	244	14,399
Mortgage-backed securities	—	14,516	24,795	83,542	122,853	205	2,830	125,478

Total available-for-sale	$2,978	49,237	72,415	172,205	296,835	1,460	3,881	299,256

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	4.27%	4.38	5.10	5.81	4.99
State and political subdivisions	—	4.25	6.11	6.09	6.08
Corporate securities	—	—	6.53	7.15	6.95
Collateralized mortgage obligations	—	—	3.99	4.90	4.81
Mortgage-backed securities	—	3.90	3.63	4.89	4.52

Total available-for-sale	4.27%	4.23	4.71	5.43	5.04

Securities with an aggregate fair value of $169.7 million and $190.8 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

Yields related to tax-exempt securities are stated on a fully tax-equivalent basis using an income tax rate of 34%.

On a quarterly basis, the Company makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).

Gross unrealized losses on securities at March 31, 2007 were attributable to interest rate changes and not attributable to credit quality. The Company has reviewed these securities and does not consider them other-than-temporarily impaired.

Gross losses realized on the sale of securities available-for-sale for the three months ended March 31, 2007 were $602 thousand. The Company has re-evaluated its intent and ability to hold the remaining securities with unrealized losses as of March 31, 2007 and determined that it has the intent and ability to hold such securities to recovery, absent an unanticipated change in circumstances.

The amortized cost and fair value for securities held to maturity at December 31, 2006, by contractual maturity, are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2006
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Amortized cost	Gross Unrealized		Fair value
						Gains	Losses
Held-to-maturity:
State and political subdivisions	—	—	—	$340	340	—	—	340
Mortgage-backed securities	$10	59	27	77	173	1	—	174

Total held-to-maturity	$10	59	27	417	513	1	—	514

Weighted average yield:
State and political subdivisions	—	—	—	3.69%	3.69
Mortgage-backed securities	7.86%	7.03	7.19	5.91	6.60

Total held-to-maturity	7.86%	7.03	7.19	4.10	4.67

The fair value and amortized cost for securities available-for-sale at December 31, 2006, by contractual maturity, are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2006
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	—	$43,412	37,409	19,287	100,108	194	809	100,723
State and political subdivisions	—	511	3,362	45,645	49,518	655	69	48,932
Corporate securities	—	—	3,449	7,137	10,586	51	170	10,705
Collateralized mortgage obligations	—	—	1,518	13,195	14,713	34	300	14,979
Mortgage-backed securities	—	16,701	35,320	74,478	126,499	204	3,682	129,977

Total available-for-sale	—	$60,624	81,058	159,742	301,424	1,138	5,030	305,316

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	—	3.98%	4.92	7.19	4.94
State and political subdivisions	—	—	4.19	6.05	6.04
Corporate securities	—	—	6.53	7.15	6.95
Collateralized mortgage obligations	—	—	3.88	4.87	4.77
Mortgage-backed securities	—	3.68	3.66	4.82	4.34

Total available-for-sale	—	3.86%	4.39	5.57	4.93

NOTE 5: INCOME TAXES

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions by providing guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of January 1, 2007, the Company had $658 thousand of unrecognized tax benefits related to state income tax matters. If ultimately recognized, this amount will impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized income tax benefits in the effective tax rate. Accrued interest and penalties were $70 thousand as of January 1, 2007. There were no material changes in accrued interest and penalties through March 31, 2007.

Management monitors tax law, regulations and cases to determine the potential impact to uncertain tax positions. At March 31, 2007, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

The Company and its subsidiaries file a consolidated U.S. Federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2007 and March 31, 2006, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2006.

Certain of the statements made herein and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You may identify certain of these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

•

other factors and information in this report and other filings that we make with the SEC under the Securities Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2006 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS.”

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

The Company is a one-bank holding company established in 1984, and incorporated under the laws of the State of Delaware. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn Kroger store, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley, Mountain Brook and Orange Beach, Alabama. A new in-store branch is planned to open in the third quarter of 2007 at the Kroger supermarket to be located in the Tiger Town shopping center in Opelika, Alabama.

Summary of Results of Operations	For the Three Months Ended March 31
(In thousands, except per share amounts)	2007	2006
Net interest income (GAAP)	$3,955	$3,927
Tax-equivalent adjustment	268	265

Net interest income	4,223	4,192
Noninterest income	1,188	1,176

Total revenue	5,411	5,368
Provision for loan losses	3	105
Noninterest expense	2,903	2,821
Income tax expense	559	533
Tax-equivalent adjustment	268	265

Net earnings	1,678	1,644

Basic and diluted earnings per share	$0.45	$0.43

Financial Summary

The Company’s first quarter 2007 net earnings were $1.68 million, an increase of 2% from the same period of 2006, and basic and diluted earnings per share were up 5% to $0.45.

In the first quarter of 2007 compared with the first quarter of 2006, total revenue increased 1% to $5.41 million, despite margin compression resulting from a flattening yield curve. Net interest income growth of 1% reflected strength in our securities portfolio and deposit growth. Noninterest income increased 1%, largely reflecting increases in other noninterest income.

Credit quality continued to be very strong, with an annualized net recoveries ratio of 3% for the first quarter 2007 and, while nonperforming assets increased, they remained a very low 0.08% of total loans. Provision for loan losses decreased $102 thousand from the same period of 2006 due to a decrease in charge-offs.

Average loans and loans held for sale increased 2% in the first quarter of 2007 from the first quarter of 2006 to $284.5 million. Average total securities increased 7% in the first quarter of 2007 from the first quarter of 2006 to $298.1 million. Average total deposits increased 5% in the first quarter of 2007 from the first quarter of 2006 to $406.5 million.

Noninterest expense increased 3% in the first quarter of 2007 from the first quarter of 2006, largely reflecting increases in other noninterest expense.

In the first quarter of 2007, the Company paid cash dividends of $653 thousand, or $0.175 per share. In the first quarter of 2007, our dividend payout ratio was 38.89%. The Company’s balance sheet remains strong and “well capitalized” under regulatory guidelines with a Tier 1 Capital ratio of 15.72 % and a leverage ratio of 9.26% at March 31, 2007.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgements. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different conditions exist or occur, and depending upon the magnitude of the changes, then our actual financial condition and financial results could differ significantly. See “ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS.” For a more detailed discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES” on pages 22–23 of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Average Balance Sheet and Interest Rates	Three Months Ended March 31,
	2007		2006
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$284,541	8.12%	$281,225	7.56%
Securities—taxable	247,561	4.91	228,793	4.39
Securities—tax-exempt	50,573	6.34	49,689	6.37

Total securities	298,134	5.15	278,482	4.74
Federal funds sold	7,095	4.97	11,290	4.60
Interest bearing bank deposits	946	3.43	646	4.39

Total interest-earning assets	590,716	6.57	571,643	6.13

Deposits:
NOW	61,308	2.49	69,797	2.52
Savings and money market	143,498	3.99	136,520	3.40
Certificates of deposits less than $100,000	84,191	5.14	85,435	4.17
Certificates of deposits and other time deposits of $100,000 or more	117,466	4.37	96,998	3.46

Total interest-bearing deposits	406,463	4.11	388,750	3.43
Short-term borrowings	15,592	5.12	3,253	4.49
Long-term debt	90,530	4.64	105,419	4.33

Total interest-bearing liabilities	512,585	4.23	497,422	3.62

Net interest income and margin	$4,223	2.90%	$4,192	2.97%

Results of Operations

Net Interest Income and Margin

Tax-equivalent net interest income increased 1% in the first quarter of 2007 from the first quarter of 2006, despite net interest margin compression from a flattening yield curve. Balance sheet growth offset compression in the net interest margin, which decreased 7 basis points to 2.90%.

The tax-equivalent yield on total interest earning assets increased 44 basis points in the first quarter of 2007 from the first quarter of 2006, to 6.57%. This increase was comprised of a 56 basis point increase in the yield on loans and loans held for sale to 8.12% and a 41 basis point increase in the tax-equivalent yield on total securities to 5.15%.

The cost of total interest-bearing liabilities increased 61 basis points in the first quarter of 2007 from the first quarter of 2006, to 4.23%. This increase was comprised of a 68 basis point increase in the cost of total interest-bearing deposits to 4.11%, a 63 basis point increase in the cost of short-term borrowings to 5.12% and a 31 basis point increase in the cost of long-term debt to 4.64%. The average federal funds rate during the first quarter of 2007 was 80 basis points higher than the average for the same period in 2006.

Noninterest Income	For the Three Months Ended March 31
(In thousands)	2007	2006
Service charges on deposit accounts	$328	$342
Servicing fees	89	96
Gain on sale of loans held for sale	176	166
Bank-owned life insurance	141	131
Securities gains, net	11	32
Other	443	409

Total noninterest income	$1,188	$1,176

Noninterest Income

The major components of noninterest income are service charges on deposit accounts, servicing fees, gain on sale of loans held for sale, income from bank-owned life insurance, securities gains, net, and other noninterest income.

Noninterest income increased 1% or $12 thousand in the first quarter of 2007 compared to the same period in 2006. Overall, there were no material changes in the first quarter of 2007 compared to the same period in 2006 among the major components of noninterest income.

Noninterest Expense	For the Three Months Ended March 31
(In thousands)	2007	2006
Salaries and benefits	$1,735	$1,719
Net occupancy and equipment	294	294
Professional fees	134	119
Other	740	689

Total noninterest expense	$2,903	$2,821

Noninterest Expense

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense increased 3% or $82 thousand in the first quarter of 2007 compared to the same period in 2006. Overall, there were no material changes in the first quarter of 2007 compared to the same period in 2006 among the major components of noninterest expense.

Income Tax Expense

Income tax expense increased $26 thousand or 5% to $559 thousand in the first quarter of 2007 compared to $533 thousand for the same period in 2006. These levels represent an effective tax rate on pre-tax earnings of 25.0% for the first quarter of 2007 and 24.5% for the same period in 2006. The increase in the effective tax rate for the first quarter of 2007 compared to the same period in 2006 is mainly due to an increase in earnings before income taxes.

Balance Sheet Analysis

Securities

Securities held-to-maturity were $488 thousand and $513 thousand as of March 31, 2007 and December 31, 2006, respectively. The decrease from December 31, 2006 was primarily the result of scheduled paydowns and calls of principal amounts. These funds were reinvested in securities available-for-sale.

Securities available-for-sale were $296.9 million and $301.4 million as of March 31, 2007 and December 31, 2006, respectively. The decrease from December 31, 2006 was primarily the result of scheduled paydowns and calls of principal amounts. Unrealized net losses on securities available-for-sale were $2.4 million and $3.9 million as of March 31, 2007 and December 31, 2006, respectively. The unrealized net losses on securities available-for-sale were caused by interest rate changes. The decrease in unrealized net losses from December 31, 2006 resulted from interest rate changes and the sale of securities with unrealized losses. During the first quarter of 2007, the Company sold securities available-for-sale with an amortized cost of $16.8 million and realized securities losses of $602 thousand upon the sale of these securities. The Company decided to sell the securities after realizing a $613 thousand gain on the sale of a privately-held stock investment. The proceeds from the sale of these securities were reinvested in higher yielding securities.

The average yield earned on total securities was 5.15% in the first quarter of 2007 and 4.74% in the first quarter of 2006.

Loans	For the Three Months Ended
(In thousands)	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Commercial, financial and agricultural	$50,421	$52,589	$49,494	$49,262	$47,016
Leases—commercial	713	762	828	1,305	1,398
Real estate—construction:
Commercial	5,137	4,684	2,912	3,418	2,090
Residential	10,067	9,912	8,679	9,860	8,791
Real estate—mortgage:
Commercial	144,672	142,092	148,321	157,257	153,101
Residential	61,706	62,596	63,638	62,587	59,320
Consumer installment	10,121	9,348	9,874	10,631	9,618

Total loans	282,837	281,983	283,746	294,320	281,334
Less: Allowance for Loan Losses	(4,123)	(4,044)	(4,038)	(3,988)	(3,925)

Loans, net	$278,714	$277,939	$279,708	$290,332	$277,409

Loans

Three loan categories represented the majority of the loan portfolio as of March 31, 2007. Commercial real estate mortgage loans represented 51%, residential real estate mortgage loans represented 22% and commercial, financial and agricultural loans represented 18% of the Bank’s total loans at March 31, 2007. There have been no significant changes in the loan portfolio from December 31, 2006.

The average yield earned on loans and loans held for sale was 8.12% in the first quarter of 2007 and 7.56% in the first quarter of 2006.

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

A summary of the changes in the allowance for loan losses during the first quarter of 2007 and the previous four quarters are presented below.

Allowance for loan losses	For the Three Months Ended
(In thousands)	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Balance at beginning of period	4,044	4,038	3,988	3,925	3,843
Charge-offs	—	(39)	(57)	(60)	(33)
Recoveries	76	10	22	18	10

Net recoveries (charge-offs)	76	(29)	(35)	(42)	(23)
Provision for loan losses	3	35	85	105	105

Ending balance	4,123	4,044	4,038	3,988	3,925

The allowance for loan losses increased 2% from December 31, 2006 to $4.1 million as of March 31, 2007. Management believes that the current level of allowance for loan losses (1.46% of total outstanding loans at March 31, 2007) is adequate to absorb anticipated losses identified in the portfolio at March 31, 2007. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

Provision for Loan Losses

During the first quarter of 2007, the Company recorded a total provision for loan losses of $3 thousand based on management’s reviews and assessments of the risks in the loan portfolio, the amount of the loan portfolio and historical loan loss trends, and an evaluation of other potential problem loans. The provision for loan losses decreased $102 thousand in the first quarter of 2007 from the same period in 2006, primarily due to strong credit quality trends and a decrease in net charge-offs.

Nonperforming Assets

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, increased by $158 thousand from December 31,2006. Despite the increase in nonperforming assets as a result of increases in nonaccrual loans, nonperforming assets remained a very low 0.08% of total loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $3 thousand for the three months ended March 31, 2007.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

Nonperforming assets	For the Three Months Ended
(In thousands)	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Nonaccrual loans	$230	$72	$17	$19	$21
Other nonperforming assets (primarily other real estate owned)	—	—	—	174	60
Accruing loans 90 days or more past due	—	—	—	—	170

Total nonperforming assets	$230	$72	$17	$193	$251

as a % of loans	0.08%	0.03%	0.01%	0.07%	0.09%

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At March 31, 2007, 57 loans totaling $5.1 million, or 1.8% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 61 loans totaling $5.2 million, or 1.8% of total loans at December 31, 2006. At March 31, 2007 and December 31, 2006, the Company had no impaired loans.

Deposits

Total deposits were $493.2 million and $469.6 million at March 31, 2007 and December 31, 2006, respectively. The increase of $23.6 million in total deposits from December 31, 2006 was largely due to increases in money market accounts and CDs over $100,000. Money market accounts increased $9.6 million, or 8%, from December 31, 2006. This increase was largely driven by continued customer preferences for the high yields offered by money market accounts. CDs over $100,000 increased $11.2 million, or 10%, from December 31, 2006. This increase was largely driven by $10.0 million in brokered CDs issued during the first quarter of 2007 to replace a short-term borrowing of $10.0 million with the Federal Home Loan Bank (“FHLB”).

The average rate paid on total interest-bearing deposits was 4.11% in the first quarter of 2007 and 3.43% in the first quarter of 2006.

Noninterest bearing deposits were 16% and 17% of total deposits as of March 31, 2007 and December 31, 2006, respectively.

Other Borrowings

Other borrowings consist of federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings, and long-term debt. The Bank had available federal fund lines totaling $42.0 million with none outstanding at March 31, 2007, compared to $34.3 million and $7.7 million outstanding at December 31, 2006. Securities sold under agreements to repurchase totaled $6.7 million at March 31, 2007, compared to $6.9 million at December 31, 2006.

Other short-term borrowings included FHLB borrowings with an original maturity of one year or less. During the first quarter of 2007, short-term FHLB borrowings of $10.0 million were repaid. The Company replaced the short-term FHLB borrowings with $10.0 million in brokered CDs, an alternative source of cost-effective funding.

The average rate paid on short-term borrowings was 5.12% in the first quarter of 2007 and 4.49% in the first quarter of 2006.

Long-term debt included FHLB borrowings with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had $83.2 million in long-term FHLB borrowings and $7.2 million in subordinated debentures as of March 31, 2007 and December 31, 2006, respectively.

The average rate paid on long-term debt was 4.64% in the first quarter of 2007 and 4.33% in the first quarter of 2006.

Liquidity

Liquidity is the Company’s ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand and maturing obligations. Without proper management, the Company could experience higher costs of obtaining funds due to insufficient liquidity, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Company and the Bank have different funding needs and sources, and each are subject to regulatory guidelines and requirements.

The primary source of funding the Company includes dividends received from the Bank. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on subordinated debentures related to trust preferred securities. The subordinated debentures are presented as long-term debt in the Consolidated Balance Sheets and are includible in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of March 31, 2007, the Bank had an available line of credit with the FHLB totaling $191.8 million, with $82.3 million outstanding. As of March 31, 2007, the Bank also had $42.0 million of federal funds lines available, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes the Company’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.

Capital Adequacy

The Company’s consolidated stockholders’ equity was $50.1 million and $48.4 million as of March 31, 2007 and December 31, 2006, respectively. The increase from December 31, 2006 is primarily due to net earnings of $1.7 million and other comprehensive income due to the change in unrealized losses on securities available-for-sale of $0.8 million. These increases were partially offset by cash dividends of $653 thousand, or $.0175 per share, and $233 thousand in stock repurchases.

The Company’s Tier 1 leverage ratio was 9.26%, Tier 1 risk-based capital ratio was 15.72% and Total risk-based capital ratio was 16.82% at March 31, 2007. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

The financial instruments with contract amounts which represent credit risk as of March 31, 2007 are as follows:

Commitments to extend credit	$59,250,000
Standby letters of credit	10,189,000

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

Interest Rate Sensitivity Management

At March 31, 2007, interest sensitive assets that reprice or mature within the next 12 months were $243.8 million compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $317.1 million. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $73.3 million resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 0.77%. This compares to a twelve month cumulative GAP position at December 31, 2006 of a negative $75.5 million and a GAP ratio of 0.76%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the period measured, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the period measured. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, the Company’s exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at March 31, 2007 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 10.0% when rates are gradually increased or decreased 200 basis points over 12 months. Also, Economic Value of Equity would not change more than the target 25% if rates were shocked up and down 2%. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

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

Pending and New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 is an amendment of SFAS 133 and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Company may elect to apply the provisions of SFAS 155 to all financial instruments acquired or issued after January 1, 2007. Adoption of SFAS 155 in the first quarter of 2007 did not have a material impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement 140.” SFAS 156 amends SFAS 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 in the first quarter of 2007 did not have a material impact on the consolidated financial statements of the Company.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 in the first quarter of 2007 did not have a material impact on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, however, it does clarify the proper measurement of fair value as the hypothetical price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or receive the assumed liability (an entry price) at the measurement date. The Company will be required to adopt this standard beginning January 1, 2008. The Company does not expect the adoption of SFAS 157 will have a material effect on the consolidated financial statements of the Company.

In September 2006, the FASB issued SFAS No. 158, “An Amendment to Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of “delayed” items should be considered in other comprehensive income. This statement is effective for fiscal years ending after December 15, 2006. Adoption of SFAS 158 did not have any impact on the consolidated financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. Management is currently evaluating this statement and its effect on the consolidated financial statements of the Company.

Table 1 – Explanation of Non-GAAP Financial Measures

In addition to the results of operations presented in accordance with U.S. generally accepted accounting principles (GAAP), net interest income is presented on a taxable-equivalent basis, a non-GAAP financial measure.

The Company believes the presentation of net interest income on a tax-equivalent basis ensures comparability of net interest income from both taxable and tax-exempt sources and is consistent with industry practice. Although the Company believes this non-GAAP financial measure enhances investors’ understanding of its business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP. The reconciliation of this non-GAAP financial measure from GAAP to non-GAAP is presented below.

	For the Three Months Ended March 31
(In thousands, except per share amounts)	2007	2006
Net interest income (GAAP)	$3,955	$3,927
Tax-equivalent adjustment	268	265

Net interest income (Tax-equivalent)	$4,223	$4,192

Table 2 – Selected Quarterly Financial Data

For the Three Months Ended
(Dollars in thousands, except per share amounts)	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Income statement
Tax-equivalent interest income	$9,575	$9,306	$9,441	$9,272	$8,638
Total interest expense	5,352	5,228	5,067	4,903	4,446

Tax equivalent net interest income	4,223	4,078	4,374	4,369	4,192

Provision for loan losses	3	35	85	105	105
Total noninterest income	1,244	1,092	1,088	1,092	1,220
Total noninterest expense	2,959	2,774	2,847	2,759	2,865

Net earnings before income taxes and tax-equivalent adjustment	2,505	2,361	2,530	2,597	2,442
Tax-equivalent adjustment	268	251	248	269	265
Income tax expense	559	563	621	595	533

Net earnings	$1,678	$1,547	$1,661	$1,733	$1,644

Per share data:
Basic and diluted net earnings	$0.45	$0.41	$0.45	$0.45	$0.43
Cash dividends declared	$0.175	$0.16	$0.16	$0.16	$0.16
Weighted average shares outstanding
Basic	3,739,803	3,765,270	3,775,649	3,783,970	3,786,250
Diluted	3,739,803	3,765,270	3,776,023	3,784,441	3,786,741
Shares outstanding	3,735,703	3,743,787	3,771,568	3,782,867	3,784,536
Book value	$13.41	$12.93	$12.47	$11.67	$11.77
Common stock price
High	$29.82	$28.89	$27.01	$24.29	$23.40
Low	26.90	26.39	23.03	23.00	21.64
Period-end	$28.01	$28.89	$27.01	$23.78	$23.00
To earnings ratio	15.91	x	16.60	x	15.09	x	13.51	x	13.45	x
To book value	209%	223%	217%	204%	195%
Performance ratios:
Return on average equity	13.25%	13.83%	14.84%	15.20%	15.68%
Return on average assets	1.06	0.99	1.06	1.09	1.08
Dividend payout ratio	38.89	39.02	35.56	35.56	37.21
Average equity to average assets	12.50	14.03	14.01	13.99	14.52
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.46%	1.43%	1.42%	1.35%	1.40%
Nonperforming assets	1,793	5,617	23,753	2,066	1,564
Net charge-offs (recoveries) as a % of average loans	(0.03)	0.04	0.05	0.06	0.03
Nonperforming assets as a % of loans	0.08	0.03	0.01	0.07	0.09
Capital Adequacy:
Tier 1 capital ratio	15.72%	15.59%	15.42%	14.91%	15.22%
Total capital ratio	16.82	16.68	16.49	15.96	16.29
Leverage ratio	9.72	9.22	9.20	9.00	9.19
Other financial data:
Net Interest Margin	2.90%	2.76%	2.96%	2.96%	2.97%
Effective income tax rate	24.99	26.68	27.21	25.56	24.48
Efficiency ratio	54.12	53.66	52.12	50.52	52.94
Selected period end balances:
Securities	$297,323	$301,937	$287,703	$291,518	$292,947
Loans	282,837	281,983	283,746	294,320	281,334
Allowance for loan losses	4,123	4,044	4,038	3,988	3,925
Total assets	643,515	635,126	635,987	650,278	627,523
Total deposits	493,218	469,648	479,269	490,265	471,349
Long-term debt	90,399	90,404	100,409	105,323	105,418
Total shareholders’ equity	50,089	48,418	47,025	44,128	44,527

Table 3 – Average Balance and Net Interest Income Analysis

	Three Months Ended March 31,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$284,541	$5,695	8.12%	$281,225	$5,245	7.56%
Securities—taxable	247,561	2,995	4.91	228,793	2,477	4.39
Securities—tax-exempt (2)	50,573	790	6.34	49,689	781	6.37

Total securities	298,134	3,785	5.15	278,482	3,258	4.74
Federal funds sold	7,095	87	4.97	11,290	128	4.60
Interest bearing bank deposits	946	8	3.43	646	7	4.39

Total interest-earning assets	590,716	$9,575	6.57%	571,643	$8,638	6.13%
Cash and due from banks	13,373			13,214
Other assets	30,518			24,479

Total assets	$634,607			$609,336

Interest-bearing liabilities:
Deposits:
NOW	$61,308	$377	2.49%	$69,797	$433	2.52%
Savings and money market	143,498	1,411	3.99	136,520	1,146	3.40
Certificates of deposits less than $100,000	84,191	1,066	5.14	85,435	878	4.17
Certificates of deposits and other time deposits of $100,000 or more	117,466	1,266	4.37	96,998	827	3.46

Total interest-bearing deposits	406,463	4,120	4.11	388,750	3,284	3.43
Short-term borrowings	15,592	197	5.12	3,253	36	4.49
Long-term debt	90,530	1,035	4.64	105,419	1,126	4.33

Total interest-bearing liabilities	512,585	$5,352	4.23%	497,422	$4,446	3.62%
Noninterest-bearing deposits	70,244			65,495
Other liabilities	1,123			1,784
Stockholders' equity	50,655			44,635

Total liabilities and stockholders' equity	$634,607			$609,336

Net interest income and margin		$4,223	2.90%		$4,192	2.97%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 – Loan Portfolio Composition

	For the Three Months Ended
(In thousands)	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Commercial, financial and agricultural	$50,421	$52,589	$49,494	$49,262	$47,016
Leases—commercial	713	762	828	1,305	1,398
Real estate—construction:
Commercial	5,137	4,684	2,912	3,418	2,090
Residential	10,067	9,912	8,679	9,860	8,791
Real estate—mortgage:
Commercial	144,672	142,092	148,321	157,257	153,101
Residential	61,706	62,596	63,638	62,587	59,320
Consumer installment	10,121	9,348	9,874	10,631	9,618

Total loans	282,837	281,983	283,746	294,320	281,334
Less: Allowance for Loan Losses	(4,123)	(4,044)	(4,038)	(3,988)	(3,925)

Loans, net	$278,714	$277,939	$279,708	$290,332	$277,409

Table 5 – Allowance for Loan Losses and Nonperforming Assets

(In thousands)	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Allowance for loan losses:
Balance at beginning of period	$4,044	$4,038	$3,988	$3,925	$3,843
Charge-offs	—	(39)	(57)	(60)	(33)
Recoveries	76	10	22	18	10

Net (charge-offs) recoveries	76	(29)	(35)	(42)	(23)
Provision for loan losses	3	35	85	105	105

Ending balance	$4,123	$4,044	$4,038	$3,988	$3,925

as a % of loans	1.46%	1.43%	1.42%	1.35%	1.40%
as a % of nonperforming assets	1,793	5,617	23,753	2,066	1,564
Net charge-offs as a % of average loans	(0.03)%	0.04%	0.05%	0.06%	0.03%

Nonperforming assets:
Nonaccrual loans	$230	$72	$17	$19	$21
Other nonperforming assets (primarily other real estate owned)	—	—	—	174	60
Accruing loans 90 days or more past due	—	—	—	—	170

Total nonperforming assets	$230	$72	$17	$193	$251

as a % of loans	0.08%	0.03%	0.01%	0.07%	0.09%

Table 6 – CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2007
Maturity of:
3 months or less	$13,839
Over 3 months through 6 months	30,343
Over 6 months through 12 months	42,974
Over 12 months	34,454

Total CDs and other time deposits of $100,000 or more	$121,610

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company models economic value of equity as a measure of market risk. As of December 2006, economic value of equity would increase 7.63% if rates decrease 200 basis points and decrease 27.14% if rates increase 200 basis points. As of March 2007, if rates decrease 200 basis points, economic value of equity would increase 8.31% and, if rates increase 200 basis points, economic value of equity would decrease 30.74%.

The Company became less liability-sensitive for a 12 month forecast. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 4.60% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could increase by 4.58%. In December, the exposure in a ramp down scenario was a positive 5.74% and the ramp up exposure was a negative 5.61%. The Company recognizes there is uncertainty concerning the direction of future interest rates, but management believes it needs to prepare for the risk of falling interest rates. The model demonstrates the company is positioned for falling interest rates; however, the duration of assets and liabilities are fluid and driven by market conditions. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s annual report on Form 10-K for the year ended December 31, 2006, has not been updated in this filing.

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Director of Financial Operations (“DFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and DFO, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the CEO and DFO, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES1

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(Dollars in thousands except share data)
January 1 – January 31	800	$29.25	N/A	N/A
February 1 – February 28	7,284	28.77	N/A	N/A
March 1 – March 31	8,253	28.22	N/A	N/A
Total	16,337	$28.52	N/A	N/A

[1]	A total of 5,337 shares were purchased in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Bylaws of Auburn National Bancorporation, Inc. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by C. Wayne Alderman, Director of Financial Operations.***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 8-K dated April 13, 2005.
***	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: May 11, 2007	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: May 11, 2007	By:	/s/ C. Wayne Alderman
C. Wayne Alderman
Director of Financial Operations