Form 10-Q
period 2007-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2007-08-14
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.01 par value per share	3,716,260 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$13,452	$16,875
Federal funds sold	5,035	—
Interest bearing bank deposits	123	151

Cash and cash equivalents	18,610	17,026

Securities held-to-maturity (fair value of $451 and $514 for June 30, 2007 and December 31, 2006, respectively)	450	513
Securities available-for-sale	292,168	301,424
Loans held for sale	3,094	3,109
Loans	303,281	281,983
Allowance for loan losses	(4,104)	(4,044)

Loans, net	299,177	277,939

Premises and equipment, net	2,222	2,182
Rental property, net	4,162	3,614
Bank-owned life insurance	14,559	14,278
Other assets	17,380	15,041

Total assets	$651,822	$635,126

Liabilities:
Deposits:
Noninterest-bearing	$76,835	$79,102
Interest-bearing	413,643	390,546

Total deposits	490,478	469,648
Federal funds purchased and securities sold under agreements to repurchase	21,041	14,401
Other short-term borrowings	—	10,000
Long-term debt	90,395	90,404
Accrued expenses and other liabilities	2,603	2,255

Total liabilities	604,517	586,708

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,748	3,748
Retained earnings	53,170	51,087
Accumulated other comprehensive loss, net	(5,060)	(2,335)
Less treasury stock, at cost - 229,875 shares and 213,348 shares for June 30, 2007 and December 31, 2006, respectively	(4,592)	(4,121)

Total stockholders’ equity	47,305	48,418

Total liabilities and stockholders’ equity	$651,822	$635,126

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands, except share and per share data)	2007	2006	2007	2006
Interest income:
Loans, including fees	$6,063	$5,638	$11,758	$10,883
Securities	3,603	3,314	7,120	6,307
Federal funds sold and interest bearing bank deposits	49	51	144	186

Total interest income	9,715	9,003	19,022	17,376

Interest expense:
Deposits	4,224	3,618	8,344	6,902
Short-term borrowings	161	119	358	155
Long-term debt	1,032	1,166	2,067	2,292

Total interest expense	5,417	4,903	10,769	9,349

Net interest income	4,298	4,100	8,253	8,027
Provision for loan losses	20	105	23	210

Net interest income after provision for loan losses	4,278	3,995	8,230	7,817

Noninterest income:
Service charges on deposit accounts	316	350	644	692
Servicing fees	85	95	174	191
Gain on sale of loans held for sale	194	154	370	320
Bank-owned life insurance	140	105	281	236
Securities gains, net	13	11	24	43
Other	390	377	833	786

Total noninterest income	1,138	1,092	2,326	2,268

Noninterest expense:
Salaries and benefits	1,823	1,639	3,558	3,358
Net occupancy and equipment	323	292	617	586
Professional fees	219	126	353	245
Other	765	702	1,505	1,391

Total noninterest expense	3,130	2,759	6,033	5,580

Earnings before income taxes	2,286	2,328	4,523	4,505
Income tax expense	575	595	1,134	1,128
Net earnings	$1,711	$1,733	$3,389	$3,377

Net earnings per share:
Basic and diluted	$0.46	$0.46	$0.91	$0.89

Weighted average shares outstanding:
Basic	3,729,681	3,783,970	3,734,714	3,785,104

Diluted	3,729,681	3,784,441	3,734,714	3,785,585

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
	Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount
Balance, December 31, 2005	3,957,135	$39	$3,734	$46,919	$(3,982)	$(2,756)	$43,954
Comprehensive income:
Net earnings	—	—	—	3,377	—	—	3,377
Other comprehensive loss due to change in unrealized loss on securities available for sale and derivative, net	—	—	—	—	(1,708)	—	(1,708)

Total comprehensive income	—	—	—	3,377	(1,708)	0	1,669

Cash dividends paid ($0.32 per share)	—	—	—	(1,211)	—	—	(1,211)
Stock repurchases (12,349 shares)	—	—	—	—	—	(286)	(286)
Sale of treasury stock (200 shares)	—	—	1	—	—	1	2

Balance, June 30, 2006	3,957,135	$39	$3,735	$49,085	$(5,690)	$(3,041)	$44,128

Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418
Comprehensive income:
Net earnings	—	—	—	3,389	—	—	3,389
Other comprehensive loss due to change in unrealized loss on securities available for sale, net	—	—	—	—	(2,725)	—	(2,725)

Total comprehensive income	—	—	—	3,389	(2,725)	—	664

Cash dividends paid ($0.35 per share)	—	—	—	(1,306)	—	—	(1,306)
Stock repurchases (16,527 shares)	—	—	—	—	—	(471)	(471)

Balance, June 30, 2007	3,957,135	$39	$3,748	$53,170	$(5,060)	$(4,592)	$47,305

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
(In thousands)	2007	2006
Cash flows from operating activities:
Net earnings	$3,389	$3,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	23	210
Depreciation	200	201
Premium amortization and discount accretion, net	69	319
Net loss (gain) on securities available for sale transactions	589	(43)
Net gain on sale of loans held for sale	(370)	(320)
Gain on sale of privately-held stock investments	(613)	—
Loans originated for sale	(57,001)	(37,987)
Proceeds from sale of loans	57,386	36,483
Increase in cash surrender value of bank owned life insurance	(281)	(236)
Net increase in other assets	(1,076)	(3,209)
Net increase (decrease) in accrued expenses and other liabilities	348	(114)

Net cash provided by (used in) operating activities	2,663	(1,319)

Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	63	69
Proceeds from sales of securities available-for-sale	16,014	9,817
Proceeds from maturities of securities available-for-sale	23,518	14,636
Purchase of securities available-for-sale	(35,476)	(44,273)
Net increase in loans	(21,261)	(12,326)
Proceeds from sale of premises and equipment and other real estate	—	5
Net purchases of premises and equipment	(162)	(13)
Additions to rental property	(605)	(452)
Proceeds from sale of privately-held stock investment	1,146	—

Net cash used in investing activities	(16,763)	(32,537)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(2,267)	7,706
Net increase in interest-bearing deposits	23,097	27,564
Net increase in federal funds purchased and securities sold under agreements to repurchase	6,640	6,788
Net decrease in other short-term borrowings	(10,000)	—
Repayments or retirement of long-term debt	(9)	(9)
Stock repurchases	(471)	(286)
Proceeds from sale of treasury stock	—	2
Dividends paid	(1,306)	(1,211)

Net cash provided by financing activities	15,684	40,554

Net change in cash and cash equivalents	1,584	6,698
Cash and cash equivalents at beginning of period	17,026	26,082

Cash and cash equivalents at end of period	$18,610	$32,780

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,771	$9,182
Income taxes	1,042	3,199
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	276

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

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The financial position and results of operations as of and for the six months ended June 30, 2007 are not necessarily indicative of the results of operations that Auburn National Bancorporation, Inc. and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and subsequent quarterly reports.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the three and six months ended June 30, 2007 and 2006, respectively. Diluted net earnings per share reflects the potential dilution that could occur if the Company’s potential common stock was issued. As of June 30, 2007, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three and six months ended June 30, 2007 and 2006, is presented below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands, except share and per share data)	2007	2006	2007	2006
Basic:
Net earnings	$1,711	$1,733	$3,389	$3,377
Average common shares outstanding	3,729,681	3,783,970	3,734,714	3,785,104

Earnings per share	$0.46	$0.46	$0.91	$0.89

Diluted:
Net earnings	$1,711	$1,733	$3,389	$3,377
Average common shares outstanding	3,729,681	3,783,970	3,734,714	3,785,104
Dilutive effect of options issued	—	471	—	481

Average diluted shares outstanding	3,729,681	3,784,441	3,734,714	3,785,585

Earnings per share	$0.46	$0.46	$0.91	$0.89

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006, is presented below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2007	2006	2007	2006
Comprehensive income:
Net earnings	$1,711	$1,733	$3,389	$3,377
Other comprehensive loss:
Change in unrealized loss on securities available for sale and derivative, net	(3,604)	(1,484)	(2,725)	(1,708)

Total comprehensive (loss) income	$(1,893)	$249	$664	$1,669

NOTE 4: SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized cost and fair value for securities held to maturity at June 30, 2007 by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with our without prepayment penalties.

	June 30, 2007
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Amortized cost	Gross Unrealized		Fair value
						Gains	Losses
Held-to-maturity:
State and political subdivisions	$—	—	—	328	328	—	—	328
Mortgage-backed securities	28	6	24	64	122	1	—	123

Total held-to-maturity	$28	6	24	392	450	1	—	451

Weighted average yield:
State and political subdivisions	—	—	—	7.10%	7.10%
Mortgage-backed securities	7.10%	6.50%	7.24%	6.28%	6.67%

Total held-to-maturity	7.10%	6.50%	7.24%	6.97%	6.98%

The fair value and amortized cost for securities available-for-sale at June 30, 2007, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	June 30, 2007
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$5,430	27,608	40,040	23,674	96,752	—	1,809	98,561
State and political subdivisions	—	511	8,896	42,143	51,550	119	940	52,371
Corporate securities	—	—	3,596	6,887	10,483	156	112	10,439
Collateralized mortgage obligations	—	—	1,291	11,878	13,169	—	479	13,648
Mortgage-backed securities	—	13,819	22,815	83,580	120,214	—	5,371	125,585

Total available-for-sale	$5,430	41,938	76,638	168,162	292,168	275	8,711	300,604

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	3.74%	4.70%	5.13%	5.83%	5.10%
State and political subdivisions	—	4.25%	6.01%	6.10%	6.07%
Corporate securities	—	—	6.54%	7.09%	6.90%
Collateralized mortgage obligations	—	—	3.92%	4.86%	4.77%
Mortgage-backed securities	—	3.87%	3.58%	5.06%	4.64%

Total available-for-sale	3.74%	4.42%	4.82%	5.50%	5.13%

Securities with an aggregate fair value of $188.8 million and $190.8 million at June 30, 2007 and December 31, 2006, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

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

Gross unrealized losses on securities at June 30, 2007 were attributable to interest rate changes and not attributable to credit quality. The Company has reviewed these securities and does not consider them other-than-temporarily impaired.

Gross gains and losses realized on the sale of securities during the six months ended June 30, 2007 were $14 thousand and $602 thousand, respectively.

The amortized cost and fair value for securities held to maturity at December 31, 2006 by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2006
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Amortized cost	Gross Unrealized		Fair value
						Gains	Losses
Held-to-maturity:
State and political subdivisions	$—	—	—	340	340	—	—	340
Mortgage-backed securities	10	59	27	77	173	1	—	174

Total held-to-maturity	$10	59	27	417	513	1	—	514

Weighted average yield:
State and political subdivisions	—	—	—	3.69%	3.69%
Mortgage-backed securities	7.86%	7.03%	7.19%	5.91%	6.60%

Total held-to-maturity	7.86%	7.03%	7.19%	4.10%	4.67%

The fair value and amortized cost for securities available-for-sale at December 31, 2006, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2006
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$—	43,412	37,409	19,287	100,108	194	809	100,723
State and political subdivisions	—	511	3,362	45,645	49,518	655	69	48,932
Corporate securities	—	—	3,449	7,137	10,586	51	170	10,705
Collateralized mortgage obligations	—	—	1,518	13,195	14,713	34	300	14,979
Mortgage-backed securities	—	16,701	35,320	74,478	126,499	204	3,682	129,977

Total available-for-sale	$—	60,624	81,058	159,742	301,424	1,138	5,030	305,316

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	—	3.98%	4.92%	7.19%	4.94%
State and political subdivisions	—	—	4.19%	6.05%	6.04%
Corporate securities	—	—	6.53%	7.15%	6.95%
Collateralized mortgage obligations	—	—	3.88%	4.87%	4.77%
Mortgage-backed securities	—	3.68%	3.66%	4.82%	4.34%

Total available-for-sale	—	3.86%	4.39%	5.57%	4.93%

NOTE 5: INCOME TAXES

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions by providing guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of January 1, 2007, the Company had $658 thousand of unrecognized tax benefits related to state income tax matters. If ultimately recognized, this amount will impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized income tax benefits in the effective tax rate. Accrued interest and penalties were $70 thousand as of January 1, 2007. There were no material changes in accrued interest and penalties through June 30, 2007.

Management monitors tax law, regulations and cases to determine the potential impact to uncertain tax positions. At June 30, 2007, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2007 and 2006, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2006 and subsequent quarterly reports.

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

Business

Auburn National Bancorporation, Inc. is a bank holding company established in 1984, and incorporated under the laws of the State of Delaware. AuburnBank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley, Mountain Brook and Orange Beach, Alabama.

Summary of Results of Operations	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Net interest income (GAAP)	$4,298	$4,100	$8,253	$8,027
Tax-equivalent adjustment	278	269	546	534

Net interest income (a)	4,576	4,369	8,799	8,561
Noninterest income	1,138	1,092	2,326	2,268

Total revenue (a)	5,714	5,461	11,125	10,829
Provision for loan losses	20	105	23	210
Noninterest expense	3,130	2,759	6,033	5,580
Income tax expense	575	595	1,134	1,128
Tax-equivalent adjustment	278	269	546	534

Net earnings	1,711	1,733	3,389	3,377

Basic and diluted earnings per share	$0.46	$0.46	$0.91	$0.89

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings for the first six months of 2007 and the first six months of 2006 were $3.4 million, respectively. Basic and diluted earnings per share were up 2% to $0.91 per share.

Total tax-equivalent revenue increased 3% to $11.1 million for the first six months of 2007 compared to the same period in 2006. The increase in total revenue was driven by an increase in tax-equivalent net interest income of 3% for the first six months of 2007, reflecting balance sheet growth from the same period in 2006.

Credit quality continued to be very strong, with an annualized net recoveries ratio of 0.05%. As of June 30, 2007, nonperforming assets were nil as a percent of total loans. Provision for loan losses decreased $187 thousand during the first six months of 2007 from the same period in 2006 due continued strength in credit quality trends and a decrease in net charge-offs.

Average loans and loans held for sale increased 1% in the first six months of 2007 from the first six months of 2006 to $289.6 million. Average total securities increased 4% in the first six months of 2007 from the first six months of 2006 to $299.2 million. Average total deposits increased 4% in the first six months of 2007 from the first six months of 2006 to $481.0 million.

Noninterest expense increased 8% in the first six months of 2007 from the first six months of 2006, largely reflecting increases in salaries and benefits expense and professional fees expense.

In the first six months of 2007, the Company paid cash dividends of $1.3 million, or $0.35 per share. In the first six months of 2007, our dividend payout ratio was 38.46%. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a tier 1 capital ratio of 15.08 % and a leverage ratio of 9.27% at June 30, 2007.

In the second quarter of 2007 and 2006, net earnings were $1.7 million, respectively, and basic and diluted earnings per share were $0.46 per share, respectively. Total tax-equivalent revenue increased 5% to $5.7 million in the second quarter of 2007 compared with the second quarter of 2006, with 5% growth in tax-equivalent net interest income. Net interest income growth was driven by loan growth in the second quarter of 2007 compared to the second quarter of 2006. Provision for loan losses decreased $85 thousand due to a decrease in net charge-offs. Noninterest expense increased 13% in the second quarter of 2007 compared to the second quarter of 2006, reflecting increases in salaries and benefits expense and professional fees expense.

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

Average Balance Sheet and Interest Rates	Six Months Ended June 30,
	2007		2006
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$289,635	8.19%	$285,437	7.69%
Securities - taxable	248,403	4.92%	238,914	4.45%
Securities - tax-exempt	50,841	6.38%	49,669	6.39%

Total securities	299,244	5.17%	288,583	4.78%
Federal funds sold	4,707	5.27%	7,588	4.60%
Interest bearing bank deposits	986	4.29%	638	4.11%

Total interest-earning assets	594,572	6.64%	582,246	6.20%

Deposits:
NOW	60,733	2.41%	69,705	2.54%
Savings and money market	145,468	3.93%	141,305	3.54%
Certificates of deposits less than $100,000	84,798	5.23%	85,323	4.28%
Certificates of deposits and other time deposits of $100,000 or more	119,066	4.38%	97,959	3.57%

Total interest-bearing deposits	410,065	4.10%	394,292	3.53%
Short-term borrowings	14,082	5.13%	6,473	4.83%
Long-term debt	90,543	4.60%	105,218	4.39%

Total interest-bearing liabilities	514,690	4.22%	505,983	3.73%

Net interest income and margin	$8,799	2.98%	$8,561	2.97%

Results of Operations

Net Interest Income and Margin

Tax-equivalent net interest income increased 3% in the first six months of 2007 from the first six months of 2006 as a result of balance sheet growth. Net interest margin increased 1 basis point to 2.98%, despite continuing pressure from an inverted yield curve.

The tax-equivalent yield on total interest earning assets increased 44 basis points in the first six months of 2007 from the first six months of 2006, to 6.64%. This increase was comprised of a 50 basis point increase in the yield on loans and loans held for sale to 8.19% and a 39 basis point increase in the tax-equivalent yield on total securities to 5.17%.

The cost of total interest-bearing liabilities increased 49 basis points in the first six months of 2007 from the first six months of 2006, to 4.22%. This increase was comprised of a 57 basis point increase in the cost of total interest-bearing deposits to 4.10%, a 30 basis point increase in the cost of short-term borrowings to 5.13% and a 21 basis point increase in the cost of long-term debt to 4.60%. The average federal funds rate during the first six months of 2007 was 57 basis points higher than the average for the same period in 2006.

Noninterest Income	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Service charges on deposit accounts	$316	$350	$644	$692
Servicing fees	85	95	174	191
Gain on sale of loans held for sale	194	154	370	320
Bank-owned life insurance	140	105	281	236
Securities gains, net	13	11	24	43
Other	390	377	833	786

Total noninterest income	$1,138	$1,092	$2,326	$2,268

Noninterest Income

The major components of noninterest income are service charges on deposit accounts, servicing fees, gain on sale of loans held for sale, income from bank-owned life insurance, securities gains, net, and other noninterest income.

Noninterest income increased 3% or $58 thousand in the first six months of 2007 compared to the same period in 2006. Overall, there were no material changes in the first six months of 2007 compared to the same period in 2006 among the major components of noninterest income.

There were no material changes in the second quarter of 2007 compared to the same period in 2006 among the major components of noninterest income.

Noninterest Expense	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Salaries and benefits	$1,823	$1,639	$3,558	$3,358
Net occupancy and equipment	323	292	617	586
Professional fees	219	126	353	245
Other	765	702	1,505	1,391

Total noninterest expense	$3,130	$2,759	$6,033	$5,580

Noninterest Expense

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense increased 8% or $453 thousand in the first six months of 2007 compared to the same period in 2006. This increase was primarily driven by increases in salaries and benefits expense and professional fees expense. Salaries and benefits increased $200 thousand during the first six months of 2007, due to normal increases in salaries and benefits costs, increases in commissions related to mortgage origination activity, and the hiring of additional mortgage originators in our loan production offices. Professional fees increased $108 thousand during the first six months of 2007 due to increased legal fees and costs associated with regulatory compliance.

Noninterest expense increased 13% or $371 thousand in the second quarter of 2007 from the second quarter of 2006 due to the same factors as above.

Income Tax Expense

Income tax expense was $1.1 million, respectively, for the first six months of 2007 and the first six months of 2006. As a result, the Company’s effective tax rate of 25.07% for the first six months of 2007 was virtually unchanged from the same period last year.

In the second quarter of 2007 compared to the second quarter of 2006, there was no material change in income tax expense or the Company’s effective tax rate.

Balance Sheet Analysis

Securities

Securities held-to-maturity were $450 thousand and $513 thousand as of June 30, 2007 and December 31, 2006, respectively. The decrease from December 31, 2006 was primarily the result of scheduled paydowns and calls of principal amounts.

Securities available-for-sale were $292.2 million and $301.4 million as of June 30, 2007 and December 31, 2006, respectively. The decrease from December 31, 2006 was primarily the result of scheduled paydowns and calls of principal amounts. Unrealized net losses on securities available-for-sale were $8.4 million and $3.9 million as of June 30, 2007 and December 31, 2006, respectively. The unrealized net losses on securities available-for-sale were caused by interest rate changes and not credit quality. The increase in unrealized net losses from December 31, 2006 resulted from interest rate changes.

The average yield earned on total securities was 5.17% in the first six months of 2007 and 4.78% in the first six months of 2006.

Loans	For the Three Months Ended
(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Commercial, financial and agricultural	$54,597	50,421	52,589	49,494	49,262
Leases - commercial	646	713	762	828	1,305
Real estate - construction:
Commercial	9,096	5,137	4,684	2,912	3,418
Residential	12,611	10,067	9,912	8,679	9,860
Real estate - mortgage:
Commercial	151,591	144,672	142,092	148,321	157,257
Residential	63,121	61,706	62,596	63,638	62,587
Consumer installment	11,619	10,121	9,348	9,874	10,631

Total loans	303,281	282,837	281,983	283,746	294,320
Less: Allowance for Loan Losses	(4,104)	(4,123)	(4,044)	(4,038)	(3,988)

Loans, net	$299,177	278,714	277,939	279,708	290,332

Loans

Total loans were $303.3 million as of June 30, 2007, an increase of $21.3 million or 8% from $282.0 million at December 31, 2006. Growth in construction and commercial real estate mortgage loans were the primary drivers of the increase. As of June 30, 2007, construction loans and commercial real estate mortgage loans increased $7.1 million and $9.5 million, respectively from December 31, 2006.

Three loan categories represented the majority of the loan portfolio as of June 30, 2007. Commercial real estate mortgage loans represented 50%, residential real estate mortgage loans represented 21% and commercial, financial and agricultural loans represented 18% of the Bank’s total loans at June 30, 2007.

The average yield earned on loans and loans held for sale was 8.19% in the first six months of 2007 and 7.69% in the first six months of 2006.

Allowance for Loan Losses and Risk Elements

The allowance for loan losses reflects management’s assessments and estimates of the risks associated with extending credit and its evaluation of the quality of the Company’s loan portfolio. Management reviews the components of the loan portfolio in order to estimate the appropriate provision required to maintain the allowance at a level believed adequate in relation to losses inherent in the loan portfolio. In assessing the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Bank’s loan loss experience, the amount of past due and nonperforming loans, specific known risks, the status, amounts, and values of nonperforming assets (including loans), underlying collateral values securing loans, current and anticipated economic conditions, anticipated developments with respect to various credits, and other factors which management believes affect the allowance for loan losses.

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

A summary of the changes in the allowance for loan losses during the second quarter of 2007 and the previous four quarters are presented below.

Allowance for loan losses	For the Three Months Ended
(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Balance at beginning of period	$4,123	4,044	4,038	3,988	3,925
Charge-offs	(119)	—	(39)	(57)	(60)
Recoveries	80	76	10	22	18

Net (charge-offs) recoveries	(39)	76	(29)	(35)	(42)
Provision for loan losses	20	3	35	85	105

Ending balance	$4,104	4,123	4,044	4,038	3,988

The allowance for loan losses increased 1% from December 31, 2006 to $4.1 million as of June 30, 2007. Management believes that the current level of allowance for loan losses (1.35% of total outstanding loans at June 30, 2007) is adequate to absorb anticipated losses identified in the portfolio at June 30, 2007. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

Provision for Loan Losses

During the first six months of 2007, the Company recorded a total provision for loan losses of $23 thousand based on management’s reviews and assessments of the factors discussed above. The provision for loan losses decreased $187 thousand in the first six months of 2007 from the same period in 2006, primarily due to continued strength in credit quality trends and a decrease in net charge-offs.

Nonperforming Assets

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, decreased by $65 thousand to $7 thousand as of June 30, 2007. The decrease in nonperforming assets was a result of decreases in nonaccrual loans. As of June 30, 2007, nonperforming assets were nil as a percent of total loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $4 thousand for the six months ended June 30, 2007.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

Nonperforming assets	For the Three Months Ended
(In thousands)	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Nonaccrual loans	$7	230	72	17	19
Other nonperforming assets (primarily other real estate owned)	—	—	—	—	174
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming assets	$7	230	72	17	193

as a % of loans	0.00%	0.08	0.03	0.01	0.07

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At June 30, 2007, 56 loans totaling $5.1 million or 1.7% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 61 loans totaling $5.2 million or 1.8% of total loans at December 31, 2006. At June 30, 2007 and December 31, 2006, the Company had no impaired loans.

Deposits

Total deposits were $490.5 million and $469.6 million at June 30, 2007 and December 31, 2006, respectively. The increase of $20.9 million in total deposits from December 31, 2006 was largely due to increases in money market accounts and CDs over $100,000. Money market accounts increased $6.6 million or 6% from December 31, 2006. This increase was largely driven by continued customer preferences for the high yields offered by money market accounts. CDs over $100,000 increased $12.2 million or 11% from December 31, 2006. This increase was largely driven by $10.0 million in brokered CDs issued in February of 2007 to replace a short-term borrowing of $10.0 million with the Federal Home Loan Bank (the “FHLB”).

The average rate paid on total interest-bearing deposits was 4.10% in the first six months of 2007 and 3.53% in the first six months of 2006.

Noninterest bearing deposits were 16% and 17% of total deposits as of June 30, 2007 and December 31, 2006, respectively.

Other Borrowings

Other borrowings consist of federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings, and long-term debt. The Bank had available federal fund lines totaling $42.0 million with $12.5 million outstanding at June 30, 2007, compared to $34.3 million and $7.7 million outstanding at December 31, 2006. Securities sold under agreements to repurchase totaled $8.5 million at June 30, 2007, compared to $6.7 million at December 31, 2006.

Other short-term borrowings included FHLB borrowings with an original maturity of one year or less. In February of 2007, short-term FHLB borrowings of $10.0 million were repaid. The Company replaced the short-term FHLB borrowings with $10.0 million in brokered CDs, an alternative source of cost-effective funding.

The average rate paid on short-term borrowings was 5.13% in the first six months of 2007 and 4.83% in the first six months of 2006.

Long-term debt included FHLB borrowings with an original maturity great than one year and subordinated debentures related to trust preferred securities. The Bank had $83.2 million in long-term FHLB borrowings and $7.2 million in subordinated debentures at June 30, 2007 and December 31, 2006.

The average rate paid on long-term debt was 4.60% in the first six months of 2007 and 4.39% in the first six months of 2006.

Liquidity

Liquidity is the Company’s ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand and maturing obligations. Without proper management of its liquidity, the Company could experience higher costs of obtaining funds due to insufficient liquidity, while excessive liquidity can lead to a decline in earnings due to the cost of foregoing alternative higher-yielding investment opportunities.

Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Company and the Bank have different funding needs and sources, and each are subject to regulatory guidelines and requirements.

The primary source of funding for the Company includes dividends received from the Bank and proceeds from the issuance of common stock. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on subordinated debentures related to trust preferred securities. The subordinated debentures are presented as long-term debt in the Consolidated Balance Sheets and are includible in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of June 30, 2007, the Bank had an available line of credit with the FHLB totaling $194.1 million with $82.3 million outstanding. As of June 30, 2007, the Bank also had $42.0 million of federal funds lines with $12.5 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes the Company’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.

Capital Adequacy

The Company’s consolidated stockholders’ equity was $47.3 million and $48.4 million as of June 30, 2007 and December 31, 2006, respectively. In addition to cash dividends of $1.3 million or $0.35 per share and $0.5 million in stock repurchases, the decrease from December 31, 2006 is primarily due to an increase in other comprehensive loss due to the change in unrealized losses on securities available-for-sale of $2.7 million. This was offset by net earnings of $3.4 million.

The Company’s Tier 1 leverage ratio was 9.27%, Tier 1 risk-based capital ratio was 15.08% and Total risk-based capital ratio was 16.12% at June 30, 2007. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

The financial instruments with contract amounts which represent credit risk as of June 30, 2007 are as follows:

Commitments to extend credit	$ 51,544,000
Standby letters of credit	10,173,000

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

Interest Rate Sensitivity Management

At June 30, 2007, interest sensitive assets that reprice or mature within the next 12 months were $228.6 million compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $321.6 million. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $93.0 million resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 71%. This compares to a twelve month cumulative GAP position at December 31, 2006, of a negative $75.5 million and a GAP ratio of 76%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the period measured, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the period measured. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, the Company’s exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at June 30, 2007 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 10.0% when rates are gradually increased or decreased 200 basis points over 12 months. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

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

Pending and New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 is an amendment of SFAS 133 and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 permits companies to elect, on a deal-by-deal basis, to apply a fair-value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Company will be required to apply the provisions of SFAS 155 to all financial instruments acquired or issued after January 1, 2007. Adoption of SFAS 155 did not have a material impact on the consolidated financial statements of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement 140.” SFAS 156 amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and liabilities. SFAS 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like accounting. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Adoption of SFAS 156 did not have a material impact on the consolidated financial statements of the Company.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an

interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 did not have a material impact on the consolidated financial statements of the Company.

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

In September 2006, the FASB issued SFAS No. 158, “An Amendment to Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires the recognition on the balance sheet of the overfunded or underfunded status of a defined benefit postretirement obligation measured as the difference between the fair value of plan assets and the benefit obligation. Recognition of “delayed” items should be considered in other comprehensive income. This statement is effective for fiscal years ending after December 15, 2006. Adoption of SFAS No. 158 did not have any impact on the consolidated financial statements of the Company as the Company does not have any defined benefit pension or other postretirement plans.

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

Table 1 — Explanation of Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles (GAAP), this quarterly report on Form 10-Q includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-GAAP financial measure, including the presentation of total revenue and the calculation of the efficiency ratio.

The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes this non-GAAP financial measure enhances investors’ understanding of its business and performance, this non-GAAP financial measure should not be considered an alternative to GAAP. The reconciliation of this non-GAAP financial measure from GAAP to non-GAAP is presented below.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2007	2006	2007	2006
Net interest income (GAAP)	$4,298	$4,100	$8,253	$8,027
Tax-equivalent adjustment	278	269	546	534

Net interest income (Tax-equivalent)	$4,576	$4,369	$8,799	$8,561

Table 2 — Selected Quarterly Financial Data

For the Three Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Income statement
Tax-equivalent interest income	$9,993	$9,575	$9,306	$9,441	$9,272
Total interest expense	5,417	5,352	5,228	5,067	4,903

Tax equivalent net interest income	4,576	4,223	4,078	4,374	4,369

Provision for loan losses	20	3	35	85	105
Total noninterest income	1,138	1,188	1,092	1,088	1,092
Total noninterest expense	3,130	2,903	2,774	2,847	2,759

Net earnings before income taxes and tax-equivalent adjustment	2,564	2,505	2,361	2,530	2,597
Tax-equivalent adjustment	278	268	251	248	269
Income tax expense	575	559	563	621	595

Net earnings	$1,711	$1,678	$1,547	$1,661	$1,733

Per share data:
Basic and diluted net earnings	$0.46	$0.45	$0.41	$0.44	$0.46
Cash dividends declared	$0.175	$0.175	$0.16	$0.16	$0.16
Weighted average shares outstanding
Basic	3,729,681	3,739,803	3,765,270	3,775,649	3,783,970
Diluted	3,729,681	3,739,803	3,765,270	3,776,023	3,784,441
Shares outstanding	3,727,260	3,735,703	3,743,787	3,771,568	3,782,867
Book value	$12.69	$13.41	$12.93	$12.47	$11.67
Common stock price
High	$29.00	$29.82	$28.89	$27.01	$24.29
Low	26.03	26.90	26.39	23.03	23.00
Period-end	$26.31	$28.01	$28.89	$27.01	$23.78
To earnings ratio	14.95	x	15.91	x	16.60	x	15.09	x	13.44	x
To book value	207%	209%	223%	217%	204%
Performance ratios:
Return on average equity	13.03%	13.25%	12.96%	14.84%	15.37%
Return on average assets	1.07	1.06	0.99	1.06	1.10
Dividend payout ratio	38.04	38.89	39.02	36.36	34.78
Average equity to average assets	8.19	7.98	7.60	7.14	7.15
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.35%	1.46%	1.43%	1.42%	1.35%
Nonperforming assets	58,629	1,793	5,617	23,753	2,066
Net charge-offs (recoveries) as a % of average loans	0.05	(0.11)	0.04	0.05	0.06
Nonperforming assets as a % of loans	0.00	0.08	0.03	0.01	0.07
Capital Adequacy:
Tier 1 capital ratio	15.08%	15.72%	15.59%	15.42%	14.91%
Total capital ratio	16.12	16.82	16.68	16.49	15.96
Leverage ratio	9.27	9.72	9.22	9.20	9.00
Other financial data:
Net interest margin	3.07%	2.90%	2.76%	2.96%	2.96%
Effective income tax rate	25.15	24.99	26.68	27.21	25.56
Efficiency ratio (a)	54.78	53.65	53.66	52.12	50.52
Selected period end balances:
Securities	$292,618	$297,323	$301,937	$287,703	$291,518
Loans	303,281	282,837	281,983	283,746	294,320
Allowance for loan losses	4,104	4,123	4,044	4,038	3,988
Total assets	651,822	643,515	635,126	635,987	650,278
Total deposits	490,478	493,218	469,648	479,269	490,265
Long-term debt	90,395	90,399	90,404	100,409	105,413
Total shareholders’ equity	47,305	50,089	48,418	47,025	44,128

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 3 — Selected Financial Data

For the Six Months Ended
(Dollars in thousands, except per share amounts)	June 30, 2007	June 30, 2006

Income statement
Tax-equivalent interest income	$19,568	$17,910
Total interest expense	10,769	9,349

Tax equivalent net interest income	8,799	8,561

Provision for loan losses	23	210
Total noninterest income	2,326	2,268
Total noninterest expense	6,033	5,580

Net earnings before income taxes and tax-equivalent adjustment	5,069	5,039
Tax-equivalent adjustment	546	534
Income tax expense	1,134	1,128

Net earnings	$3,389	$3,377

Per share data:
Basic and diluted net earnings	$0.91	$0.89
Cash dividends declared	$0.35	$0.32
Weighted average shares outstanding
Basic	3,734,714	3,785,104
Diluted	3,734,714	3,785,585
Shares outstanding	3,727,260	3,782,867
Book value	$12.69	$11.67
Common stock price
High	$29.82	$24.29
Low	26.03	21.64
Period-end	$26.31	$23.78
To earnings ratio	14.95	x	13.44	x
To book value	207%	204%
Performance ratios:
Return on average equity	13.07%	15.51%
Return on average assets	1.06	1.09
Dividend payout ratio	38.46	35.96
Average equity to average assets	8.13	7.00
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.35%	1.35%
Nonperforming assets	58,629	2,066
Net charge-offs (recoveries) as a % of average loans	(0.05)	0.05
Nonperforming assets as a % of loans	0.00	0.07
Capital Adequacy:
Tier 1 capital ratio	15.08%	14.91%
Total capital ratio	16.12	15.96
Leverage ratio	9.27	9.00
Other financial data:
Net interest margin	2.98%	2.97%
Effective income tax rate	25.07	25.04
Efficiency ratio (a)	54.23	51.53
Selected period end balances:
Securities	$292,618	$291,518
Loans	303,281	294,320
Allowance for loan losses	4,104	3,988
Total assets	651,822	650,278
Total deposits	490,478	490,265
Long-term debt	90,395	105,413
Total shareholders’ equity	47,305	44,128

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures”.

Table 4 — Average Balance and Net Interest Income Analysis

	Three Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$294,674	$6,063	8.25%	$289,602	$5,638	7.81%
Securities - taxable	249,235	3,063	4.93%	248,925	2,790	4.50%
Securities - tax-exempt (2)	51,105	818	6.42%	49,649	792	6.40%

Total securities	300,340	3,881	5.18%	298,574	3,582	4.81%
Federal funds sold	2,346	35	5.98%	3,926	45	4.60%
Interest bearing bank deposits	1,025	14	5.48%	631	7	4.45%

Total interest-earning assets	598,385	$9,993	6.70%	592,733	$9,272	6.27%
Cash and due from banks	12,190			13,186
Other assets	31,139			25,133

Total assets	$641,714			$631,052

Interest-bearing liabilities:
Deposits:
NOW	$60,165	$350	2.33%	$69,615	$446	2.57%
Savings and money market	147,417	1,423	3.87%	146,037	1,334	3.66%
Certificates of deposits less than $100,000	85,399	1,132	5.32%	85,073	933	4.40%
Certificates of deposits and other time deposits of $100,000 or more	120,648	1,319	4.39%	99,048	905	3.66%

Total interest-bearing deposits	413,629	4,224	4.10%	399,773	3,618	3.63%
Short-term borrowings	12,588	161	5.13%	9,658	119	4.94%
Long-term debt	90,555	1,032	4.57%	105,415	1,166	4.44%

Total interest-bearing liabilities	516,772	$5,417	4.20%	514,846	$4,903	3.82%
Noninterest-bearing deposits	71,569			70,788
Other liabilities	835			320
Stockholders’ equity	52,538			45,098

Total liabilities and stockholders’ equity	$641,714			$631,052

Net interest income and margin		$4,576	3.07%		$4,369	2.96%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 — Average Balance and Net Interest Income Analysis

	Six Months Ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$289,635	$11,758	8.19%	$285,437	$10,883	7.69%
Securities - taxable	248,403	6,057	4.92%	238,914	5,268	4.45%
Securities - tax-exempt (2)	50,841	1,609	6.38%	49,669	1,573	6.39%

Total securities	299,244	7,666	5.17%	288,583	6,841	4.78%
Federal funds sold	4,707	123	5.27%	7,588	173	4.60%
Interest bearing bank deposits	986	21	4.29%	638	13	4.11%

Total interest-earning assets	594,572	$19,568	6.64%	582,246	$17,910	6.20%
Cash and due from banks	12,778			13,200
Other assets	30,830			26,448

Total assets	$638,180			$621,894

Interest-bearing liabilities:
Deposits:
NOW	$60,733	$727	2.41%	$69,705	$879	2.54%
Savings and money market	145,468	2,834	3.93%	141,305	2,479	3.54%
Certificates of deposits less than $100,000	84,798	2,198	5.23%	85,323	1,811	4.28%
Certificates of deposits and other time deposits of $100,000 or more	119,066	2,585	4.38%	97,959	1,733	3.57%

Total interest-bearing deposits	410,065	8,344	4.10%	394,292	6,902	3.53%
Short-term borrowings	14,082	358	5.13%	6,473	155	4.83%
Long-term debt	90,543	2,067	4.60%	105,218	2,292	4.39%

Total interest-bearing liabilities	514,690	$10,769	4.22%	505,983	$9,349	3.73%
Noninterest-bearing deposits	70,910			68,157
Other liabilities	713			4,218
Stockholders’ equity	51,867			43,536

Total liabilities and stockholders’ equity	$638,180			$621,894

Net interest income and margin		$8,799	2.98%		$8,561	2.97%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 — Loan Portfolio Composition

	For the Three Months Ended
(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Commercial, financial and agricultural	$54,597	50,421	52,589	49,494	49,262
Leases - commercial	646	713	762	828	1,305
Real estate - construction:
Commercial	9,096	5,137	4,684	2,912	3,418
Residential	12,611	10,067	9,912	8,679	9,860
Real estate - mortgage:
Commercial	151,591	144,672	142,092	148,321	157,257
Residential	63,121	61,706	62,596	63,638	62,587
Consumer installment	11,619	10,121	9,348	9,874	10,631

Total loans	303,281	282,837	281,983	283,746	294,320
Less: Allowance for Loan Losses	(4,104)	(4,123)	(4,044)	(4,038)	(3,988)

Loans, net	$299,177	278,714	277,939	279,708	290,332

Table 7 — Allowance for Loan Losses and Nonperforming Assets

(Dollars in thousands)	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Allowance for loan losses:
Balance at beginning of period	$4,123	4,044	4,038	3,988	3,925
Charge-offs	(119)	—	(39)	(57)	(60)
Recoveries	80	76	10	22	18

Net (charge-offs) recoveries	(39)	76	(29)	(35)	(42)
Provision for loan losses	20	3	35	85	105

Ending balance	$4,104	4,123	4,044	4,038	3,988

as a % of loans	1.35%	1.46	1.43	1.42	1.35
as a % of nonperforming assets	58,629%	1,793	5,617	23,753	2,066
Net charge-offs as a % of average loans	0.05%	(0.11)	0.04	0.05	0.06

Nonperforming assets:
Nonaccrual loans	$7	230	72	17	19
Other nonperforming assets (primarily other real estate owned)	—	—	—	—	174
Accruing loans 90 days or more past due	—	—	—	—	—

Total nonperforming assets	$7	230	72	17	193

as a % of loans	0.00%	0.08	0.03	0.01	0.07

Table 8 — CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2007
Maturity of:
3 months or less	$25,535
Over 3 months through 6 months	24,395
Over 6 months through 12 months	19,574
Over 12 months	54,977

Total CDs and other time deposits of $100,000 or more	$124,481

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company models economic value of equity as a measure of market risk. As of December 2006, economic value of equity would increase 7.63% if rates decrease 200 basis points and decrease 27.14% if rates increase 200 basis points. As of June 2007, if rates decrease 200 basis points, economic value of equity would increase 9.75% and, if rates increase 200 basis points, economic value of equity would decrease 30.21%.

The Company is liability-sensitive for a 12 month forecast. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 4.68% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could increase by 4.07%. In December, the exposure in a ramp down scenario was a positive 5.74% and the ramp up exposure was a negative 5.61%. The Company recognizes there is uncertainty concerning the direction of future interest rates; therefore, management has strived to reduce short-term earnings volatility. The model demonstrates the company is positioned for falling interest rates; however, the duration of assets and liabilities are fluid and driven by market conditions. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s annual report on Form 10-K for the year ended December 31, 2006, has not been updated in this filing.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands except share data)
April 1 – April 30	8,253	$28.22	N/A	N/A
May 1 – May 31	—	—	N/A	N/A
June 1 – June 30	190	27.00	N/A	N/A
Total	8,443	$28.19	N/A	N/A

(1)	A total of 943 shares were purchased in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday, May 8, 2007, at 3:00 p.m. This meeting was held for the purpose of considering the election of ten directors to the Board of Directors to serve one-year terms expiring at the Company’s 2008 Annual Meeting of Shareholders and until their successors have been elected and qualified.

As to the election of ten directors, Messrs E.L Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus, Anne M. May, Robert W. Dumas, David E. Housel, William F. Ham, Jr., Edward Lee Spencer III, C. Wayne Alderman were all elected to the Board of Directors. The number of votes was as follows:

	Votes cast for Election	Votes cast to Withhold Authority
E.L. Spencer, Jr.	3,039,417	3,911
J.E. Evans	3,030,147	13,181
Emil F. Wright, Jr.	3,039,417	3,911
Terry Andrus	3,039,417	3,911
Anne M. May	3,039,417	3,911
Robert W. Dumas	3,039,417	3,911
David E. Housel	3,039,417	3,911
William F. Ham, Jr.	3,037,847	5,481
Edward Lee Spencer III	3,039,417	3,911
C. Wayne Alderman	3,039,417	3,911

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Bylaws of Auburn National Bancorporation, Inc. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Assistant Vice President, Controller (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Assistant Vice President, Controller (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 8-K dated April 13, 2005.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 14, 2007	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: August 14, 2007	By:	/s/ David A. Hedges
David A. Hedges
Assistant Vice President, Controller (Principal Financial and Accounting Officer)