Form 10-Q
period 2007-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2007-11-14
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.01 par value per share	3,691,215 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$14,762	$16,875
Federal funds sold	4,143	—
Interest bearing bank deposits	422	151

Cash and cash equivalents	19,327	17,026

Securities held-to-maturity (fair value of $435 and $514 for September 30, 2007 and December 31, 2006, respectively)	434	513
Securities available-for-sale	288,025	301,424
Loans held for sale	4,503	3,109
Loans	316,795	281,983
Allowance for loan losses	(4,074)	(4,044)

Loans, net	312,721	277,939

Premises and equipment, net	2,346	2,182
Rental property, net	4,132	3,614
Bank-owned life insurance	14,694	14,278
Other assets	15,598	15,041

Total assets	$661,780	$635,126

Liabilities:
Deposits:
Noninterest-bearing	$75,922	$79,102
Interest-bearing	434,156	390,546

Total deposits	510,078	469,648
Federal funds purchased and securities sold under agreements to repurchase	7,637	14,401
Other short-term borrowings	—	10,000
Long-term debt	90,390	90,404
Accrued expenses and other liabilities	3,172	2,255

Total liabilities	611,277	586,708

Stockholders' equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,748	3,748
Retained earnings	54,273	51,087
Accumulated other comprehensive loss, net	(2,049)	(2,335)
Less treasury stock, at cost - 265,875 shares and 213,348 shares for September 30, 2007 and December 31, 2006, respectively	(5,508)	(4,121)

Total stockholders’ equity	50,503	48,418

Total liabilities and stockholders’ equity	$661,780	$635,126

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands, except share and per share data)	2007	2006	2007	2006
Interest income:
Loans, including fees	$6,370	$5,845	$18,128	$16,728
Securities	3,535	3,259	10,655	9,566
Federal funds sold and interest bearing bank deposits	43	89	187	275

Total interest income	9,948	9,193	28,970	26,569

Interest expense:
Deposits	4,402	3,833	12,746	10,735
Short-term borrowings	160	74	518	229
Long-term debt	1,062	1,160	3,129	3,452

Total interest expense	5,624	5,067	16,393	14,416

Net interest income	4,324	4,126	12,577	12,153
Provision for loan losses	—	85	23	295

Net interest income after provision for loan losses	4,324	4,041	12,554	11,858

Noninterest income:
Service charges on deposit accounts	325	356	969	1,048
Servicing fees	82	93	256	284
Gain on sale of loans held for sale	157	154	527	474
Bank-owned life insurance	135	105	416	341
Securities gains (losses), net	5	(37)	29	6
Other	384	419	1,217	1,205

Total noninterest income	1,088	1,090	3,414	3,358

Noninterest expense:
Salaries and benefits	1,813	1,720	5,371	5,078
Net occupancy and equipment	328	295	945	881
Professional fees	144	109	497	354
Other	789	725	2,294	2,116

Total noninterest expense	3,074	2,849	9,107	8,429

Earnings before income taxes	2,338	2,282	6,861	6,787
Income tax expense	589	621	1,723	1,749
Net earnings	$1,749	$1,661	$5,138	$5,038

Net earnings per share:
Basic and diluted	$0.47	$0.44	$1.38	$1.33

Weighted average shares outstanding:
Basic	3,708,097	3,775,649	3,725,744	3,781,918

Diluted	3,708,097	3,776,023	3,725,744	3,782,363

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Unaudited)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Shares	Amount	capital	earnings	loss	stock	Total
Balance, December 31, 2005	3,957,135	$39	$3,734	$46,919	$(3,982)	$(2,756)	$43,954
Comprehensive income:
Net earnings	—	—	—	5,038	—	—	5,038
Other comprehensive income due to change in unrealized loss on securities available for sale and derivative, net	—	—	—	—	408	—	408

Total comprehensive income	—	—	—	5,038	408	—	5,446

Cash dividends paid ($0.48 per share)	—	—	—	(1,815)	—	—	(1,815)
Stock repurchases (24,048 shares)	—	—	—	—	—	(568)	(568)
Sale of treasury stock (600 shares)	—	—	4	—	—	4	8

Balance, September 30, 2006	3,957,135	$39	$3,738	$50,142	$(3,574)	$(3,320)	$47,025

Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418
Comprehensive income:
Net earnings	—	—	—	5,138	—	—	5,138
Other comprehensive income due to change in unrealized loss on securities available for sale, net	—	—	—	—	286	—	286

Total comprehensive income	—	—	—	5,138	286	—	5,424

Cash dividends paid ($0.525 per share)	—	—	—	(1,952)	—	—	(1,952)
Stock repurchases (52,527 shares)	—	—	—	—	—	(1,387)	(1,387)

Balance, September 30, 2007	3,957,135	$39	$3,748	$54,273	$(2,049)	$(5,508)	$50,503

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(In thousands)	2007	2006
Cash flows from operating activities:
Net earnings	$5,138	$5,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	23	295
Depreciation and amortization	294	296
Premium amortization and discount accretion, net	73	388
Net loss (gain) on securities available for sale transactions	584	(6)
Net gain on sale of loans held for sale	(527)	(474)
Gain on sale of privately-held stock investments	(613)	—
Gain on sale of other real estate owned	—	(3)
Loans originated for sale	(81,896)	(60,000)
Proceeds from sale of loans	81,029	58,000
Increase in cash surrender value of bank owned life insurance	(416)	(341)
Net increase in other assets	(1,313)	(2,612)
Net increase in accrued expenses and other liabilities	917	253

Net cash provided by operating activities	3,293	834

Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	79	90
Proceeds from sales of securities available-for-sale	28,993	19,259
Proceeds from maturities of securities available-for-sale	33,032	21,897
Purchase of securities available-for-sale	(48,806)	(53,700)
Net increase in loans	(34,805)	(2,063)
Proceeds from sale of premises and equipment	—	5
Net purchases of premises and equipment	(339)	(89)
Additions to rental property	(605)	(2,457)
Proceeds from sale of other real estate	—	279
Proceeds from sale of privately-held stock investment	1,146	—

Net cash used in investing activities	(21,305)	(16,779)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(3,180)	4,449
Net increase in interest-bearing deposits	43,610	19,825
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(6,764)	5,256
Net decrease in other short-term borrowings	(10,000)	—
Repayments or retirement of long-term debt	(14)	(5,013)
Stock repurchases	(1,387)	(568)
Proceeds from sale of treasury stock	—	8
Dividends paid	(1,952)	(1,815)

Net cash provided by financing activities	20,313	22,142

Net change in cash and cash equivalents	2,301	6,197
Cash and cash equivalents at beginning of period	17,026	26,082

Cash and cash equivalents at end of period	$19,327	$32,279

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,006	$14,036
Income taxes	1,495	3,768
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	276

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

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The financial position and results of operations as of and for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations that Auburn National Bancorporation, Inc. and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and subsequent quarterly reports.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the three and nine months ended September 30, 2007 and 2006, respectively. Diluted net earnings per share reflects the potential dilution that could occur if the Company’s potential common stock was issued. As of September 30, 2007, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three and nine months ended September 30, 2007 and 2006, is presented below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands, except share and per share data)	2007	2006	2007	2006
Basic:
Net earnings	$1,749	$1,661	$5,138	$5,038
Average common shares outstanding	3,708,097	3,775,649	3,725,744	3,781,918

Earnings per share	$0.47	$0.44	$1.38	$1.33

Diluted:
Net earnings	$1,749	$1,661	$5,138	$5,038
Average common shares outstanding	3,708,097	3,775,649	3,725,744	3,781,918
Dilutive effect of options issued	—	374	—	445

Average diluted shares outstanding	3,708,097	3,776,023	3,725,744	3,782,363

Earnings per share	$0.47	$0.44	$1.38	$1.33

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006, is presented below.

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(In thousands)	2007	2006	2007	2006
Comprehensive income:
Net earnings	$1,749	$1,661	$5,138	$5,038
Other comprehensive income:
Change in unrealized loss on securities available for sale and derivative, net	3,011	2,116	286	408

Total comprehensive income	$4,760	$3,777	$5,424	$5,446

NOTE 4: SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

The amortized cost and fair value for securities held to maturity at September 30, 2007 by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	September 30, 2007
	1 year	1 to 5	5 to 10	After 10	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	or less	years	years	years	cost	Gains	Losses	value
Held-to-maturity:
State and political subdivisions	$—	—	—	328	328	—	—	328
Mortgage-backed securities	23	—	43	40	106	1	—	107

Total held-to-maturity	$23	—	43	368	434	1	—	435

Weighted average yield:
State and political subdivisions	—	—	—	6.74%	6.74%
Mortgage-backed securities	6.91%	—	6.91%	6.10%	6.60%

Total held-to-maturity	6.91%	—	6.91%	6.67%	6.71%

The fair value and amortized cost for securities available-for-sale at September 30, 2007, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	September 30, 2007
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$6,452	18,948	36,789	32,198	94,387	392	397	94,392
State and political subdivisions	431	84	9,468	43,256	53,239	416	371	53,194
Corporate securities	—	—	3,525	7,381	10,906	94	118	10,930
Collateralized mortgage obligations	—	—	2,446	10,128	12,574	29	278	12,823
Mortgage-backed securities	—	13,337	21,755	81,827	116,919	5	3,187	120,101

Total available-for-sale	$6,883	32,369	73,983	174,790	288,025	936	4,351	291,440

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	3.75%	4.48%	5.20%	5.82%	5.16%
State and political subdivisions	3.62%	7.64%	6.02%	6.12%	6.09%
Corporate securities	—	—	6.54%	7.13%	6.94%
Collateralized mortgage obligations	—	—	4.01%	5.00%	4.81%
Mortgage-backed securities	—	3.90%	3.64%	4.96%	4.59%

Total available-for-sale	3.74%	4.25%	4.87%	5.50%	5.15%

Securities with an aggregate fair value of $180.0 million and $190.8 million at September 30, 2007 and December 31, 2006, respectively, were pledged to secure public and trust deposits as required by law and for other purposes.

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

Gross unrealized losses on securities at September 30, 2007 were attributable to interest rate changes and not attributable to credit quality. The Company has reviewed these securities and does not consider them other-than-temporarily impaired.

Gross gains realized on the sale of securities during the three months ended September 30, 2007 were $5 thousand. Gross gains and losses realized on the sale of securities during the nine months ended September 30, 2007 were $19 thousand and $602 thousand, respectively.

The amortized cost and fair value for securities held to maturity at December 31, 2006 by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2006
	1 year	1 to 5	5 to 10	After 10	Amortized	Gross Unrealized		Fair
(Dollars in thousands)	or less	years	years	years	cost	Gains	Losses	value
Held-to-maturity:
State and political subdivisions	$—	—	—	340	340	—	—	340
Mortgage-backed securities	10	59	27	77	173	1	—	174

Total held-to-maturity	$10	59	27	417	513	1	—	514

Weighted average yield:
State and political subdivisions	—	—	—	3.69%	3.69%
Mortgage-backed securities	7.86%	7.03%	7.19%	5.91%	6.60%

Total held-to-maturity	7.86%	7.03%	7.19%	4.10%	4.67%

The fair value and amortized cost for securities available-for-sale at December 31, 2006, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	December 31, 2006
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$—	43,412	37,409	19,287	100,108	194	809	100,723
State and political subdivisions	—	511	3,362	45,645	49,518	655	69	48,932
Corporate securities	—	—	3,449	7,137	10,586	51	170	10,705
Collateralized mortgage obligations	—	—	1,518	13,195	14,713	34	300	14,979
Mortgage-backed securities	—	16,701	35,320	74,478	126,499	204	3,682	129,977

Total available-for-sale	$—	60,624	81,058	159,742	301,424	1,138	5,030	305,316

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	—	3.98%	4.92%	7.19%	4.94%
State and political subdivisions	—	—	4.19%	6.05%	6.04%
Corporate securities	—	—	6.53%	7.15%	6.95%
Collateralized mortgage obligations	—	—	3.88%	4.87%	4.77%
Mortgage-backed securities	—	3.68%	3.66%	4.82%	4.34%

Total available-for-sale	—	3.86%	4.39%	5.57%	4.93%

NOTE 5: INCOME TAXES

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions by providing guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of January 1, 2007, the Company had $658 thousand of unrecognized tax benefits related to state income tax matters. If ultimately recognized, this amount will impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties, as appropriate, related to unrecognized income tax benefits in the effective tax rate. Accrued interest and penalties were $70 thousand as of January 1, 2007. There were no material changes in accrued interest and penalties through September 30, 2007.

Management monitors tax law, regulations and cases to determine the potential impact to uncertain tax positions. At September 30, 2007, management had not identified any potential subsequent events that would have a material impact on unrecognized income tax benefits within the next twelve months.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2006 and subsequent quarterly reports.

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

Summary of Results of Operations	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Net interest income (GAAP)	$4,324	$4,126	$12,577	$12,153
Tax-equivalent adjustment	286	248	832	782

Net interest income (a)	4,610	4,374	13,409	12,935
Noninterest income	1,088	1,090	3,414	3,358

Total revenue (a)	5,698	5,464	16,823	16,293
Provision for loan losses	—	85	23	295
Noninterest expense	3,074	2,849	9,107	8,429
Income tax expense	589	621	1,723	1,749
Tax-equivalent adjustment	286	248	832	782

Net earnings	1,749	1,661	5,138	5,038

Basic and diluted earnings per share	$0.47	$0.44	$1.38	$1.33

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $5.1 million for the first nine months of 2007 compared to $5.0 million for the first nine months of 2006. Basic and diluted earnings per share were up 4% to $1.38 per share.

Total tax-equivalent revenue increased 3% to $16.8 million for the first nine months of 2007 compared to the same period in 2006. The increase in total revenue was driven by an increase in tax-equivalent net interest income of 4% for the first nine months of 2007, reflecting loan growth from the same period in 2006.

Credit quality continued to be very strong, with an annualized net recoveries ratio of 0.01%. As of September 30, 2007, nonperforming assets were 0.14% of total loans. Provision for loan losses decreased $272 thousand during the first nine months of 2007 from the same period in 2006 due to continued strength in credit quality trends and a decrease in net charge-offs.

Average loans and loans held for sale increased 4% in the first nine months of 2007 from the first nine months of 2006 to $298.2 million. Average total deposits increased 5% in the first nine months of 2007 from the first nine months of 2006 to $487.0 million.

Noninterest expense increased 8% in the first nine months of 2007 from the first nine months of 2006, largely reflecting increases in salaries and benefits expense and professional fees expense.

In the first nine months of 2007, the Company paid cash dividends of $2.0 million, or $0.525 per share. In the first nine months of 2007, our dividend payout ratio was 38.04%. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a tier 1 capital ratio of 14.85% and a leverage ratio of 9.13% at September 30, 2007.

In the third quarter of 2007 net earnings were $1.75 million compared to $1.66 million for the third quarter of 2006. Basic and diluted earnings per share were up 7% to $0.47 per share. Total tax-equivalent revenue increased 4% to $5.7 million in the third quarter of 2007 compared with the third quarter of 2006, with 5% growth in tax-equivalent net interest income. Net interest income growth was driven by loan growth in the third quarter of 2007 compared to the third quarter of 2006. Provision for loan losses decreased $85 thousand due to a decrease in net charge-offs. Noninterest expense increased 8% in the third quarter of 2007 compared to the third quarter of 2006, reflecting increases in salaries and benefits expense and other noninterest expense.

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

Average Balance Sheet and Interest Rates	Nine Months Ended September 30,
	2007		2006
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$298,236	8.13%	$287,820	7.77%
Securities - taxable	243,983	4.95%	240,036	4.48%
Securities - tax-exempt	51,495	6.37%	48,311	6.38%

Total securities	295,478	5.20%	288,347	4.80%
Federal funds sold	4,023	5.32%	7,000	4.77%
Interest bearing bank deposits	783	4.61%	728	4.59%

Total interest-earning assets	598,520	6.66%	583,895	6.26%

Deposits:
NOW	58,929	2.31%	67,184	2.50%
Savings and money market	144,930	3.84%	142,346	3.60%
Certificates of deposits less than $100,000	85,249	5.29%	84,463	4.43%
Certificates of deposits and other time deposits of $100,000 or more	126,928	4.41%	102,277	3.73%

Total interest-bearing deposits	416,036	4.10%	396,270	3.62%
Short-term borrowings	13,756	5.03%	6,367	4.81%
Long-term debt	90,492	4.62%	104,587	4.41%

Total interest-bearing liabilities	520,284	4.21%	507,224	3.80%

Net interest income and margin	$13,409	3.00%	$12,935	2.96%

Results of Operations

Net Interest Income and Margin

Tax-equivalent net interest income increased 4% in the first nine months of 2007 from the first nine months of 2006 as a result of loan growth. Net interest margin increased 4 basis points to 3.00%.

The tax-equivalent yield on total interest earning assets increased 40 basis points in the first nine months of 2007 from the first nine months of 2006, to 6.66%. This increase was comprised of a 36 basis point increase in the yield on loans and loans held for sale to 8.13% and a 40 basis point increase in the tax-equivalent yield on total securities to 5.20%.

The cost of total interest-bearing liabilities increased 41 basis points in the first nine months of 2007 from the first nine months of 2006, to 4.21%. This increase was comprised of a 48 basis point increase in the cost of total interest-bearing deposits to 4.10%, a 22 basis point increase in the cost of short-term borrowings to 5.03% and a 21 basis point increase in the cost of long-term debt to 4.62%. The average federal funds rate during the first nine months of 2007 was 32 basis points higher than the average for the same period in 2006.

Noninterest Income	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Service charges on deposit accounts	$325	$356	$969	$1,048
Servicing fees	82	93	256	284
Gain on sale of loans held for sale	157	154	527	474
Bank-owned life insurance	135	105	416	341
Securities gains (losses), net	5	(37)	29	6
Other	384	419	1,217	1,205

Total noninterest income	$1,088	$1,090	$3,414	$3,358

Noninterest Income

The major components of noninterest income are service charges on deposit accounts, servicing fees, gain on sale of loans held for sale, income from bank-owned life insurance, securities gains, net, and other noninterest income.

Noninterest income increased 2% or $56 thousand in the first nine months of 2007 compared to the same period in 2006. Overall, there were no material changes in the first nine months of 2007 compared to the same period in 2006 among the major components of noninterest income.

There were no material changes in the third quarter of 2007 compared to the same period in 2006 among the major components of noninterest income.

Noninterest Expense	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Salaries and benefits	$1,813	$1,720	$5,371	$5,078
Net occupancy and equipment	328	295	945	881
Professional fees	144	109	497	354
Other	789	725	2,294	2,116

Total noninterest expense	$3,074	$2,849	$9,107	$8,429

Noninterest Expense

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense increased 8% or $678 thousand in the first nine months of 2007 compared to the same period in 2006. This increase was primarily driven by increases in salaries and benefits expense and professional fees expense. Salaries and benefits increased $293 thousand during the first nine months of 2007, due to normal increases in salaries and benefits costs, increases in commissions related to mortgage origination activity, and the hiring of additional mortgage originators in our loan production offices. Professional fees increased $143 thousand during the first nine months of 2007 due to increased legal fees and costs associated with regulatory compliance.

Noninterest expense increased 8% or $225 thousand in the third quarter of 2007 from the third quarter of 2006 due to the same factors as above.

Income Tax Expense

Income tax expense was $1.7 million, respectively, for the first nine months of 2007 and the first nine months of 2006. As a result, the Company’s effective tax rate of 25.11% for the first nine months of 2007 was consistent with the same period last year.

In the third quarter of 2007 compared to the third quarter of 2006, there was no material change in income tax expense. The Company’s effective tax rate for the third quarter of 2007 was 25.19%, compared to 27.21% for the third quarter of 2006. The decrease in the effective tax rate was due to increases in earnings from tax-exempt municipal obligations and bank-owned life insurance.

Balance Sheet Analysis

Securities

Securities held-to-maturity were $434 thousand and $513 thousand as of September 30, 2007 and December 31, 2006, respectively. The decrease from December 31, 2006 was primarily the result of scheduled paydowns and calls of principal amounts.

Securities available-for-sale were $288.0 million and $301.4 million as of September 30, 2007 and December 31, 2006, respectively. The decrease from December 31, 2006 was primarily the result of scheduled paydowns and calls of principal amounts. Unrealized net losses on securities available-for-sale were $3.4 million and $3.9 million as of September 30, 2007 and December 31, 2006, respectively. The unrealized net losses on securities available-for-sale were attributable to interest rates and not credit quality. The decrease in unrealized net losses of $0.5 million from December 31, 2006 was due to changes in interest rates.

The average yield earned on total securities was 5.20% in the first nine months of 2007 and 4.80% in the first nine months of 2006.

Loans	For the Three Months Ended
(Dollars in thousands)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Commercial, financial and agricultural	$56,659	54,597	50,421	52,589	49,494
Leases - commercial	513	646	713	762	828
Real estate - construction:
Commercial	10,282	9,096	5,137	4,684	2,912
Residential	13,420	12,611	10,067	9,912	8,679
Real estate - mortgage:
Commercial	157,072	151,591	144,672	142,092	148,321
Residential	66,957	63,121	61,706	62,596	63,638
Consumer installment	11,892	11,619	10,121	9,348	9,874

Total loans	316,795	303,281	282,837	281,983	283,746
Less: Allowance for Loan Losses	(4,074)	(4,104)	(4,123)	(4,044)	(4,038)

Loans, net	$312,721	299,177	278,714	277,939	279,708

Loans

Total loans were $316.8 million as of September 30, 2007, an increase of $34.8 million or 12% from $282.0 million at December 31, 2006. Growth in construction and commercial real estate mortgage loans were the primary drivers of the increase. As of September 30, 2007, construction loans and commercial real estate mortgage loans increased $9.1 million and $15.0 million, respectively from December 31, 2006.

Three loan categories represented the majority of the loan portfolio as of September 30, 2007. Commercial real estate mortgage loans represented 50%, residential real estate mortgage loans represented 21% and commercial, financial and agricultural loans represented 18% of the Bank’s total loans at September 30, 2007.

The average yield earned on loans and loans held for sale was 8.13% in the first nine months of 2007 and 7.77% in the first nine months of 2006.

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

A summary of the changes in the allowance for loan losses during the third quarter of 2007 and the previous four quarters are presented below.

Allowance for loan losses	For the Three Months Ended
(Dollars in thousands)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Balance at beginning of period	$4,104	4,123	4,044	4,038	3,988
Charge-offs	(36)	(119)	—	(39)	(57)
Recoveries	6	80	76	10	22

Net (charge-offs) recoveries	(30)	(39)	76	(29)	(35)
Provision for loan losses	—	20	3	35	85

Ending balance	$4,074	4,104	4,123	4,044	4,038

The allowance for loan losses increased 1% from December 31, 2006 to $4.1 million as of September 30, 2007. Management believes that the current level of allowance for loan losses (1.29% of total outstanding loans at September 30, 2007) is adequate to absorb anticipated losses identified in the portfolio at September 30, 2007. No assurance can be given, however, that adverse economic circumstances or other events, including additional loan review or examination findings or changes in borrowers’ financial conditions, will not result in increased losses in the Bank’s loan portfolio or in additional provision to the allowance for loan losses.

Provision for Loan Losses

During the first nine months of 2007, the Company recorded a total provision for loan losses of $23 thousand based on management’s reviews and assessments of the factors discussed above. The provision for loan losses decreased $272 thousand in the first nine months of 2007 from the same period in 2006, primarily due to continued strength in credit quality trends and a decrease in net charge-offs.

Nonperforming Assets

Nonperforming assets, comprised of nonaccrual loans, other nonperforming assets, and accruing loans 90 days or more past due, increased by $375 thousand to $447 thousand as of September 30, 2007. The increase in nonperforming assets was a result of increases in nonaccrual loans and accruing loans 90 days or more past due. As of September 30, 2007, nonperforming assets were 0.14% of total loans. If nonaccrual loans had performed in accordance with their original contractual terms, interest income would have increased by approximately $8 thousand for the nine months ended September 30, 2007.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

Nonperforming assets	For the Three Months Ended
(In thousands)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Nonaccrual loans	$392	7	230	72	17
Other nonperforming assets (primarily other real estate owned)	—	—	—	—	—
Accruing loans 90 days or more past due	55	—	—	—	—

Total nonperforming assets	$447	7	230	72	17

as a % of loans	0.14%	0.00	0.08	0.03	0.01

Potential problem loans consist of those loans where management has serious doubt as to the borrower’s ability to comply with the contractual loan repayment terms. At September 30, 2007, 59 loans totaling $5.1 million or 1.6% of total loans outstanding, net of unearned income, were considered potential problem loans compared to 61 loans totaling $5.2 million or 1.8% of total loans at December 31, 2006. At September 30, 2007 and December 31, 2006, the Company had no impaired loans.

Deposits

Total deposits were $510.1 million and $469.6 million at September 30, 2007 and December 31, 2006, respectively. The increase of $40.5 million in total deposits from December 31, 2006 was largely due to increases in CDs over $100,000. CDs over $100,000 increased $44.6 million or 40% from December 31, 2006. This increase was primarily driven by a $25.2 million increase in brokered CDs, an alternative source of cost-effective funding. The remainder of the increase was primarily driven by increases in public and trust deposits.

The average rate paid on total interest-bearing deposits was 4.10% in the first nine months of 2007 and 3.62% in the first nine months of 2006.

Noninterest bearing deposits were 15% and 17% of total deposits as of September 30, 2007 and December 31, 2006, respectively.

Other Borrowings

Other borrowings consist of federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings, and long-term debt. The Bank had available federal fund lines totaling $42.0 million with none outstanding at September 30, 2007, compared to $34.3 million and $7.7 million outstanding at December 31, 2006. Securities sold under agreements to repurchase totaled $7.6 million at September 30, 2007, compared to $6.7 million at December 31, 2006.

Other short-term borrowings included FHLB borrowings with an original maturity of one year or less. In February of 2007, short-term FHLB borrowings of $10.0 million were repaid. The Company replaced the short-term FHLB borrowings with brokered CDs, an alternative source of cost-effective funding.

The average rate paid on short-term borrowings was 5.03% in the first nine months of 2007 and 4.81% in the first nine months of 2006.

Long-term debt included FHLB borrowings with an original maturity great than one year and subordinated debentures related to trust preferred securities. The Bank had $83.2 million in long-term FHLB borrowings and $7.2 million in subordinated debentures at September 30, 2007 and December 31, 2006.

The average rate paid on long-term debt was 4.62% in the first nine months of 2007 and 4.41% in the first nine months of 2006.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of September 30, 2007, the Bank had an available line of credit with the FHLB totaling $197.1 million with $83.2 million outstanding. As of September 30, 2007, the Bank also had $42.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes the Company’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.

Capital Adequacy

The Company’s consolidated stockholders’ equity was $50.5 million and $48.4 million as of September 30, 2007 and December 31, 2006, respectively. The increase from December 31, 2006 was primarily a result of net earnings of $5.1 million. This increase was offset by cash dividends of $2.0 million or $0.525 per share and $1.4 million in stock repurchases.

The Company’s Tier 1 leverage ratio was 9.13%, Tier 1 risk-based capital ratio was 14.85% and Total risk-based capital ratio was 15.86% at September 30, 2007. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

The financial instruments with contract amounts which represent credit risk as of September 30, 2007 are as follows:

Commitments to extend credit	$54,638,000

Standby letters of credit	10,160,000

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

Interest Rate Sensitivity Management

At September 30, 2007, interest sensitive assets that reprice or mature within the next 12 months were $261.0 million compared to interest sensitive liabilities that reprice or mature within the same time frame totaling $330.5 million. The cumulative GAP position (the difference between interest sensitive assets and interest sensitive liabilities) of a negative $69.5 million resulted in a GAP ratio (calculated as interest sensitive assets divided by interest sensitive liabilities) of 79%. This compares to a twelve month cumulative GAP position at December 31, 2006, of a negative $75.5 million and a GAP ratio of 76%. A negative GAP position indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the period measured, and that net interest income may be adversely affected in a rising rate environment as rates earned on interest-earning assets rise more slowly than rates paid on interest-bearing liabilities. A positive GAP position indicates that the Company has more interest-earning assets than interest-bearing liabilities that reprice within the period measured. The Bank’s Asset/Liability Management Committee (“ALCO”) is charged with the responsibility of managing, to the degree prudently possible, the Company’s exposure to “interest rate risk,” while attempting to provide earnings enhancement opportunities. The Bank’s ALCO realizes that GAP is limited in scope since it does not capture all the options or repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on Income at Risk and Economic Value of Equity measurements. Based on alternative interest rate scenarios used by the Company in modeling for asset/liability planning purposes, the GAP position at September 30, 2007 and various assumptions and estimates, the Company’s asset/liability model predicts that the changes in the Company’s net interest income would be less than 10.0% when rates are gradually increased or decreased 200 basis points over 12 months. Such estimates and predictions are forecasts which may or may not be realized. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 rescinds SAB 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently assessing the financial impact of adopting SAB 109.

Table 1 - Explanation of Non-GAAP Financial Measures

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2007	2006	2007	2006
Net interest income (GAAP)	$4,324	$4,126	$12,577	$12,153
Tax-equivalent adjustment	286	248	832	782

Net interest income (Tax-equivalent)	$4,610	$4,374	$13,409	$12,935

Table 2 - Selected Quarterly Financial Data

For the Three Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Income statement
Tax-equivalent interest income	$10,234	$9,993	$9,575	$9,307	$9,441
Total interest expense	5,624	5,417	5,352	5,229	5,067

Tax equivalent net interest income	4,610	4,576	4,223	4,078	4,374

Provision for loan losses	—	20	3	35	85
Total noninterest income	1,088	1,138	1,188	1,090	1,090
Total noninterest expense	3,074	3,130	2,903	2,772	2,849

Net earnings before income taxes and tax-equivalent adjustment	2,624	2,564	2,505	2,361	2,530
Tax-equivalent adjustment	286	278	268	251	248
Income tax expense	589	575	559	563	621

Net earnings	$1,749	$1,711	$1,678	$1,547	$1,661

Per share data:
Basic and diluted net earnings	$0.47	$0.46	$0.45	$0.41	$0.44
Cash dividends declared	$0.175	$0.175	$0.175	$0.16	$0.16
Weighted average shares outstanding
Basic	3,708,097	3,729,681	3,739,803	3,765,270	3,775,649
Diluted	3,708,097	3,729,681	3,739,803	3,765,270	3,776,023
Shares outstanding	3,691,260	3,727,260	3,735,703	3,743,787	3,771,568
Book value	$13.68	$12.69	$13.41	$12.93	$12.47
Common stock price
High	$27.88	$29.00	$29.82	$28.89	$27.01
Low	23.25	26.03	26.90	26.39	23.03
Period-end	$24.77	$26.31	$28.01	$28.89	$27.01
To earnings ratio	13.84	x	14.95	x	15.91	x	16.60	x	15.09	x
To book value	181%	207%	209%	223%	217%
Performance ratios:
Return on average equity	14.41%	13.03%	13.25%	12.96%	14.84%
Return on average assets	1.07	1.07	1.06	0.99	1.06
Dividend payout ratio	37.23	38.04	38.89	39.02	36.36
Average equity to average assets	7.43	8.19	7.98	7.60	7.14
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.29%	1.35%	1.46%	1.43%	1.42%
Nonperforming assets	911	58,629	1,793	5,617	23,753
Net charge-offs (recoveries) as a % of average loans	0.04	0.05	(0.11)	0.04	0.05
Nonperforming assets as a % of loans	0.14	0.00	0.08	0.03	0.01
Capital Adequacy:
Tier 1 capital ratio	14.85%	15.46%	15.72%	15.59%	15.42%
Total capital ratio	15.86	16.50	16.82	16.68	16.49
Leverage ratio	9.13	9.51	9.72	9.22	9.20
Other financial data:
Net interest margin	3.02%	3.07%	2.90%	2.76%	2.96%
Effective income tax rate	25.19	25.15	24.99	26.68	27.21
Efficiency ratio (a)	53.95	54.78	53.65	53.64	52.14
Selected period end balances:
Securities	$288,459	$292,618	$297,323	$301,937	$287,703
Loans	316,795	303,281	282,837	281,983	283,746
Allowance for loan losses	4,074	4,104	4,123	4,044	4,038
Total assets	661,780	651,822	643,515	635,126	635,987
Total deposits	510,078	490,478	493,218	469,648	479,269
Long-term debt	90,390	90,395	90,399	90,404	100,409
Total stockholders’ equity	50,503	47,305	50,089	48,418	47,025

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 3 - Selected Financial Data

For the Nine Months Ended
(Dollars in thousands, except per share amounts)	September 30, 2007	September 30, 2006
Income statement
Tax-equivalent interest income	$29,802	$27,351
Total interest expense	16,393	14,416

Tax equivalent net interest income	13,409	12,935

Provision for loan losses	23	295
Total noninterest income	3,414	3,358
Total noninterest expense	9,107	8,429

Net earnings before income taxes and tax-equivalent adjustment	7,693	7,569
Tax-equivalent adjustment	832	782
Income tax expense	1,723	1,749

Net earnings	$5,138	$5,038

Per share data:
Basic and diluted net earnings	$1.38	$1.33
Cash dividends declared	$0.525	$0.48
Weighted average shares outstanding
Basic	3,725,744	3,781,918
Diluted	3,725,744	3,782,363
Shares outstanding	3,691,260	3,771,568
Book value	$13.68	$12.47
Common stock price
High	$27.88	$27.01
Low	23.25	23.03
Period-end	$24.77	$27.01
To earnings ratio	13.84	x	15.09	x
To book value	181%	217%
Performance ratios:
Return on average equity	13.50%	15.09%
Return on average assets	1.06	1.08
Dividend payout ratio	38.04	36.09
Average equity to average assets	7.89	7.05
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.29%	1.42%
Nonperforming assets	911	23,753
Net charge-offs (recoveries) as a % of average loans	(0.01)	0.05
Nonperforming assets as a % of loans	0.14	0.01
Capital Adequacy:
Tier 1 capital ratio	14.85%	15.42%
Total capital ratio	15.86	16.49
Leverage ratio	9.13	9.20
Other financial data:
Net interest margin	3.00%	2.96%
Effective income tax rate	25.11	25.77
Efficiency ratio (a)	54.13	51.73
Selected period end balances:
Securities	$288,459	$287,703
Loans	316,795	283,746
Allowance for loan losses	4,074	4,038
Total assets	661,780	635,987
Total deposits	510,078	479,269
Long-term debt	90,390	100,409
Total stockholders’ equity	50,503	47,025

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 4 - Average Balance and Net Interest Income Analysis

	Three Months Ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$315,158	$6,370	8.02%	$292,509	$5,845	7.93%
Securities - taxable	235,287	2,978	5.02%	242,244	2,774	4.54%
Securities - tax-exempt (2)	52,782	843	6.34%	45,639	733	6.37%

Total securities	288,069	3,821	5.26%	287,883	3,507	4.83%
Federal funds sold	2,678	38	5.63%	5,843	77	5.23%
Interest bearing bank deposits	383	5	5.18%	904	12	5.27%

Total interest-earning assets	606,288	$10,234	6.70%	587,139	$9,441	6.38%
Cash and due from banks	13,514			13,348
Other assets	33,873			26,920

Total assets	$653,675			$627,407

Interest-bearing liabilities:
Deposits:
NOW	$55,379	$293	2.10%	$62,224	$376	2.40%
Savings and money market	143,870	1,328	3.66%	144,392	1,350	3.71%
Certificates of deposits less than $100,000	86,136	1,174	5.41%	83,530	986	4.68%
Certificates of deposits and other time deposits of $100,000 or more	142,396	1,607	4.48%	110,016	1,121	4.04%

Total interest-bearing deposits	427,781	4,402	4.08%	400,162	3,833	3.80%
Short-term borrowings	13,114	160	4.84%	6,158	74	4.77%
Long-term debt	90,392	1,062	4.66%	103,345	1,160	4.45%

Total interest-bearing liabilities	531,287	$5,624	4.20%	509,665	$5,067	3.94%
Noninterest-bearing deposits	71,078			72,003
Other liabilities	2,766			967
Stockholders’ equity	48,544			44,772

Total liabilities and stockholders’ equity	$653,675			$627,407

Net interest income and margin		$4,610	3.02%		$4,374	2.96%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balance and Net Interest Income Analysis

	Nine Months Ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$298,236	$18,128	8.13%	$287,820	$16,728	7.77%
Securities - taxable	243,983	9,035	4.95%	240,036	8,044	4.48%
Securities - tax-exempt (2)	51,495	2,452	6.37%	48,311	2,304	6.38%

Total securities	295,478	11,487	5.20%	288,347	10,348	4.80%
Federal funds sold	4,023	160	5.32%	7,000	250	4.77%
Interest bearing bank deposits	783	27	4.61%	728	25	4.59%

Total interest-earning assets	598,520	$29,802	6.66%	583,895	$27,351	6.26%
Cash and due from banks	13,026			13,250
Other assets	31,856			25,519

Total assets	$643,402			$622,664

Interest-bearing liabilities:
Deposits:
NOW	$58,929	$1,020	2.31%	$67,184	$1,255	2.50%
Savings and money market	144,930	4,163	3.84%	142,346	3,829	3.60%
Certificates of deposits less than $100,000	85,249	3,372	5.29%	84,463	2,797	4.43%
Certificates of deposits and other time deposits of $100,000 or more	126,928	4,191	4.41%	102,277	2,854	3.73%

Total interest-bearing deposits	416,036	12,746	4.10%	396,270	10,735	3.62%
Short-term borrowings	13,756	518	5.03%	6,367	229	4.81%
Long-term debt	90,492	3,129	4.62%	104,587	3,452	4.41%

Total interest-bearing liabilities	520,284	$16,393	4.21%	507,224	$14,416	3.80%
Noninterest-bearing deposits	70,967			69,453
Other liabilities	1,403			2,035
Stockholders’ equity	50,748			43,952

Total liabilities and stockholders’ equity	$643,402			$622,664

Net interest income and margin		$13,409	3.00%		$12,935	2.96%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	For the Three Months Ended
(Dollars in thousands)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Commercial, financial and agricultural	$56,659	54,597	50,421	52,589	49,494
Leases - commercial	513	646	713	762	828
Real estate - construction:
Commercial	10,282	9,096	5,137	4,684	2,912
Residential	13,420	12,611	10,067	9,912	8,679
Real estate - mortgage:
Commercial	157,072	151,591	144,672	142,092	148,321
Residential	66,957	63,121	61,706	62,596	63,638
Consumer installment	11,892	11,619	10,121	9,348	9,874

Total loans	316,795	303,281	282,837	281,983	283,746
Less: Allowance for Loan Losses	(4,074)	(4,104)	(4,123)	(4,044)	(4,038)

Loans, net	$312,721	299,177	278,714	277,939	279,708

Table 7 - Allowance for Loan Losses and Nonperforming Assets

(Dollars in thousands)	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Allowance for loan losses:
Balance at beginning of period	$4,104	4,123	4,044	4,038	3,988
Charge-offs	(36)	(119)	—	(39)	(57)
Recoveries	6	80	76	10	22

Net (charge-offs) recoveries	(30)	(39)	76	(29)	(35)
Provision for loan losses	—	20	3	35	85

Ending balance	$4,074	4,104	4,123	4,044	4,038

as a % of loans	1.29%	1.35	1.46	1.43	1.42
as a % of nonperforming assets	911%	58,629	1,793	5,617	23,753
Net charge-offs as a % of average loans	0.04%	0.05	(0.11)	0.04	0.05

Nonperforming assets:
Nonaccrual loans	$392	7	230	72	17
Other nonperforming assets (primarily other real estate owned)	—	—	—	—	—
Accruing loans 90 days or more past due	55	—	—	—	—

Total nonperforming assets	$447	7	230	72	17

as a % of loans	0.14%	0.00	0.08	0.03	0.01

Table 8 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2007
Maturity of:
3 months or less	$46,004
Over 3 months through 6 months	11,186
Over 6 months through 12 months	20,130
Over 12 months	77,911

Total CDs and other time deposits of $100,000 or more	$155,231

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company models economic value of equity as a measure of market risk. As of December 2006, economic value of equity would increase 7.63% if rates decrease 200 basis points and decrease 27.14% if rates increase 200 basis points. As of September 2007, if rates decrease 200 basis points, economic value of equity would increase 5.96% and, if rates increase 200 basis points, economic value of equity would decrease 32.13%.

The Company is liability-sensitive for a 12 month forecast. The Company measures its exposure to interest risk by modeling a 200 (+ and -) basis point ramp in interest rates. Given these conditions, the Company’s modeling projects that net interest income could decrease by 4.09% given a ramp up in interest rates of 200 basis points. For a ramp down in interest rates of 200 basis points, the modeling projects the Company’s net interest income could increase by 2.19%. In December, the exposure in a ramp down scenario was a positive 5.74% and the ramp up exposure was a negative 5.61%. The Company recognizes there is uncertainty concerning the direction of future interest rates, therefore management has strived to reduce short-term earnings volatility. The model demonstrates the company is positioned for falling interest rates; however, the duration of assets and liabilities are fluid and driven by market conditions. As the Company does not consider this change in market sensitivity to be significant, the market rate table, as shown in the Company’s annual report on Form 10-K for the year ended December 31, 2006, has not been updated in this filing.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal, governmental, or regulatory proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(Dollars in thousands except share data)
July 1 – July 31	11,000	$25.76	N/A	N/A
August 1 – August 31	25,000	$25.32	N/A	N/A
September 1 – September 30	-0-	-0-	N/A	N/A
Total	36,000	$25.45	N/A	N/A

(1)	A total of 1,000 shares were purchased in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Bylaws of Auburn National Bancorporation, Inc. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Assistant Vice President, Controller (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Assistant Vice President, Controller (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 8-K dated April 13, 2005.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: November 14, 2007	By:	/s/ David A. Hedges
David A. Hedges
Assistant Vice President, Controller
(Principal Financial and Accounting Officer)