Form 10-K
period 2007-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2008-03-31
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-26486

Auburn National Bancorporation, Inc.

(Exact name of registrant as specified in charter)

Delaware	63-0885779
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 N. Gay Street, Auburn, Alabama	36830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (334) 821-9200

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $0.01	Nasdaq Global Market

Securities registered to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $64,119,417 as of June 30, 2007.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,681,809 shares of common stock as of March 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 13, 2008, are incorporated by reference into Part III of this Form 10-K.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic, business and market conditions; domestic and foreign;

•	government monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, and their application by governmental authorities;

•	changes in accounting policies, rules and practices;

•

the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	changes in the prices, values, sales volumes and liquidity of residential and commercial real estate, as well as securities;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•

the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of effecting such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values, sales volumes and liquidity of residential and commercial real estate, as well as securities;

•	changes in accounting policies, rules and practices;

•	changes in technology or products may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other events that may affect general economic conditions and economic confidence; and

•

other factors and risks described in “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or the “SEC”) under the Exchange Act.

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

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area (“PSA”). The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 12 locations. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com.

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

Selected Economic Data

The Bank’s PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Outside of the Bank’s PSA, the Bank has a mortgage loan production office in Mountain Brook, a Birmingham suburb. Lee County’s population is approximately 120,000. Approximately 71% of the land in Lee County is devoted to agriculture, of which approximately 91% is comprised of forests. An estimated 10% is urban or developed. Timber and timber products, greenhouses and horticulture, beef cattle, and cotton are the major agricultural products. Principal manufactured products in the Company’s PSA include tires, textiles, small gasoline engines and hardware. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Uniroyal-Goodrich, West Point Stevens and Briggs & Stratton.

Loans and Loan Concentrations

The Bank makes loans for commercial, financial and agricultural purposes, as well as for real estate mortgage, real estate acquisition, construction and development and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate acquisition, construction and development, agricultural and consumer lending than with real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower’s financial strength and capacity to repay the debt, the underlying collateral and the borrower’s past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan. See “Legislative and Regulatory Changes” for a discussion of recent regulatory guidance on commercial real estate lending.

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

Employees

At December 31, 2007, the Company and its subsidiaries had 147 full-time equivalent employees, including 32 officers.

Statistical Information

Certain statistical information is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6, Item 7A and Item 8 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be a complete description of the status or regulations applicable to the Company’s and the Bank’s business. The supervision, regulation and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of depositors rather than holders of Company capital stock and other securities. Any change in applicable law or regulation may have a material effect on the Company’s business.

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

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

In 2007, the Alabama legislature amended the Alabama Banking Code to, among other things, allow Alabama banks to establish de novo branches in other states, and to allow out-of-state banks that do not already operated a branch in Alabama to establish de novo branches in Alabama, provided the laws of the home state of such out-of-state bank allow Alabama banks to establish de novo branches in such state. This legislation also strengthens the regulatory and enforcement authority of the Alabama State Banking Department and the Alabama Superintendent of Banks.

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

Community Reinvestment Act

The Bank is subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude branch expansion activities and may prevent a company from becoming a financial holding company. The Bank currently had a satisfactory CRA rating at year-end 2007.

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

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

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

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Bank regulators are required to consider compliance with this Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company’s fails to comply with these internal control rules, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, and the values of its securities. The Company’s assessment of its financial reporting controls as of December 31, 2007 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash, other than securities offerings, is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2007, the Bank paid cash dividends of $4.8 million to the Company.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal and state regulatory authorities are authorized to determine the payment of dividends would be an unsafe or unsound practice, and may prohibit such dividends. The Federal Reserve has indicated that paying dividends that deplete a state member bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve has indicated that depositary institutions and their holding companies should generally pay dividends out of current year’s operating earnings.

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines require a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”). The Federal Reserve believes that Tier 1 voting common equity should be the predominant form of capital.

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

All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital ratio, Tier 1 capital ratio and the leverage ratio. Under the regulations, a state member bank will be: (i) well capitalized if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances); (iii) undercapitalized if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances); (iv) significantly undercapitalized if it has a Total Capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% and a leverage ratio of less than 3%; or (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets. The federal bank regulatory agencies have authority to require additional capital, and have been indicating that higher capital levels may be required in light of current market conditions and risk. In addition, changes may be proposed in the capital rules and new rules regarding liquidity also may be proposed.

The Federal Reserve’s revised trust preferred capital rules, which took effect in early April 2006, permit the Company to treat its outstanding trust preferred securities as Tier 1 Capital for the first 25 years of the 30 year term of the related junior subordinated debentures. During the last five years preceding maturity, the amount included as capital will decline 20% per year.

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2007 is included in “Note 15 to the Consolidated Financial Statements.”

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

FDICIA

FDICIA directs that each federal bank regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth composition, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal bank regulatory agencies deem appropriate.

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

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is subject to FDIC assessments for such deposit insurance, as well as assessments by the FDIC to pay interest on the Financing Corporation (“FICO”) bonds. During 2005 through 2007, the FDIC’s risk based deposit insurance assessments schedule ranged from zero to 43 basis points per annum. During these three years, the Bank paid no FDIC deposit insurance premiums. FICO assessments of approximately $57 thousand, $59 thousand and $61 thousand were paid to the FDIC in 2007, 2006 and 2005, respectively.

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

The Bank expects that it will pay FDIC deposit insurance assessments in 2008 based upon the lowest rate under Risk Category I. The Bank is also entitled to a one-time credit provided by the Reform Act and FDIC rules for deposit insurance premiums previously paid. This one-time credit covered all assessments in 2007 based upon the lowest rate Category of I. Any credits unused in 2007 may be applied to reduce up to 90% of deposit insurance assessments in 2008.

FICO assessments are set by the FDIC quarterly and ranged from 1.44 basis points of FDIC assessable deposits in the first quarter of 2005 to 1.34 basis points in the last quarter of 2005, 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006, and 1.22 basis point in the first quarter of 2007 to 1.14 basis points in the last quarter of 2007. The FICO assessment rate for the first quarter of 2008 is 1.14 basis points.

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

The Guidance did not apply to the Company’s CRE lending activities at year-end 2007. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as improvements in its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflect risk.

ITEM 1A.	RISK FACTORS

Any of the following risks could harm our business, results of operations and financial condition and an investment in our stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

Our success depends on the general economic conditions in the geographic markets we serve in Alabama. The local economic conditions in our markets have a significant effect on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general, or in one or more of our local markets could negatively effect our results of operations and our profitability.

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

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. From June 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0% to 5.25%. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rates by 100 basis points to 4.25% over the remainder of 2007, and has since reduced the rate by an additional 125 basis points to 3.00% in January 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand from borrowers and the levels of home sales and other real estate transactions within the markets we serve, as well as interest rates. Declining rates are indicative of efforts by the Federal Reserve to stimulate the economy and may or may not be effective in the short term, affecting our liquidity and earnings.

Regulatory risks of real estate lending and concentrations

Commercial real estate (“CRE”) is cyclical and poses the risks of possible loss due to concentration levels and similar risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. The Company had 52.6% and 50.4% of its portfolio in CRE loans as of December 31, 2007 and 2006, respectively. The banking regulators are giving CRE lending greater scrutiny, and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans may continue adversely affect us.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates charged on mortgage loans have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or our results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

Our real estate portfolios are exposed to general weaknesses in the markets and the overall state of the economy.

The declines in home prices, generally, along with the reduced availability of mortgage credit, may result in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings, financial condition, including our capital and liquidity, could be adversely affected.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially or weaknesses in the real estate markets persist or worsen, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.

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

We and the Bank must meet regulatory capital requirements and maintain sufficient liquidity, including liquidity at the Company, as well as the Bank. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on common stock, our ability to make acquisitions, and we would no longer meet the requirements for becoming a financial holding company.

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

We are subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, we are required to report on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.

We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may, however, need to raise additional capital to support our growth or currently unanticipated losses. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are currently disrupted and limited by events outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

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

Cash available to pay dividends to the Company’s shareholders is derived primarily from dividends paid to the Company by its subsidiaries. The ability of the Company’s subsidiaries to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of our subsidiaries and our need to maintain appropriate liquidity and capital at all levels of our business consistent with regulatory requirements and the needs of our businesses.

Our common stock is not traded in large volumes.

Although our common stock is listed for trading in the Nasdaq Global Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This also depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Severe weather, natural disasters, acts of war or terrorism or other external events could have significant effects on our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and seven branches. The Bank also has three mortgage loan offices located in Mountain Brook, Phenix City and Valley, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building has paved parking for 84 vehicles, including four handicapped spaces. The main office offers the full line of the Bank’s services and has two ATMs, including one walk-up ATM and one drive-through ATM. The Bank owns a drive-in facility located directly across the street from its main office. This drive-in facility was constructed in 1979 and has five drive-through lanes and a walk-up window.

The Bank’s Auburn Kroger branch was opened in August 1988 and is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama. The bank leases approximately 500 square feet of space for this branch. In February 2008, the Bank entered into a new lease agreement for another five years. This branch offers the all Bank services (other than safe deposit boxes) and includes an ATM.

The Opelika branch is located in Opelika, Alabama. This branch, built in 1991, is owned by the Bank and has approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles, including two handicapped spaces.

The Bank’s Phenix City branch was opened in August 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 35 miles southeast of Auburn, Alabama. In February 2008, the Bank entered into a new lease agreement, which consists of approximately 600 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposit and other services including an ATM, except safe deposit boxes.

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

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles south of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2004, the Bank exercised its option to extend the lease for another five years. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In November 2002, the Bank opened a mortgage loan office in Phenix City. The mortgage office is located in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2004, the Bank moved this mortgage loan office to a larger location with approximately 1,200 square feet of space and entered into a lease agreement for five years. This office only offers mortgage loan services.

Also in July 2002, the Bank’s Opelika Wal-Mart Supercenter branch was opened inside the Wal-Mart shopping center in Opelika, Alabama. In July 2007, the Bank exercised its option to extend the lease for another five years. The lease is for approximately 700 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposits and other services including an ATM, except safe deposit boxes.

In September 2004, the Bank opened a mortgage loan office in Valley. The mortgage office is located in Valley, Alabama, about 30 miles northeast of Auburn, Alabama and has approximately 1,650 square feet of space. In January 2008, the Bank extended the lease agreement for another year. This office only offers mortgage loan services.

In December 2006, the Bank opened a leased mortgage loan production office in Mountain Brook, part of the Birmingham, Alabama metropolitan area. This office contains approximately 1,300 square feet of space and is located off of Highway 280. This office only offers mortgage loan services.

In July 2007, the Bank opened a new branch located in the Kroger supermarket in the TigerTown retail center in Opelika, Alabama. The Bank entered into a lease agreement with the Kroger Corporation for five years with options for two 5-year extensions. The Branch offers the full line of bank deposit and other services including ATM, except for safe deposit boxes.

Additionally, the Company completed two separate purchases in 2006 and one purchase in 2007 for properties that adjoin land already owned by the Company. These properties were acquired by the Company for purposes of future expansion.

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

In 1994, the Bank acquired a parcel of commercial real estate located in Auburn on U.S. Highway 29. This property, which was acquired in satisfaction of debt previously contracted, was formerly used by a floor covering business and contained approximately 6,050 square feet of office, showroom, and warehouse space. The Bank subsequently removed an underground storage tank (“UST”) containing petroleum products from the site. In 1995, the property was sold to a third party and the purchaser was indemnified of any environmental liability associated with the UST. Also in 1995, the Alabama Department of Environmental Management (“ADEM”) requested that the Bank submit a Secondary Investigation Plan (“Secondary Investigation”) as a result of underground soil and water contamination of petroleum-based hydrocarbon products. The Secondary Investigation was completed and submitted to ADEM by Roy F. Weston, Inc. (“Weston”), an independent consultant hired by the Bank. The Secondary Investigation indicated low concentrations of soil contamination on site and elevated concentrations of gasoline constituents both on-site and off-site. The Secondary Investigation indicated a low risk to human receptors, and Weston recommended to ADEM initiation of a quarterly ground water monitoring program for one year, at which time the program would be reassessed. In response to ADEM’s Letter of Requirement dated January 18, 1996, Weston prepared and submitted, on behalf of the Bank, a Monitoring Only Corrective Action Plan on February 20, 1996. In 1999, Weston installed a passive waste removal system to remove petroleum-based hydrocarbon products from the groundwater test well. Quarterly groundwater monitoring will continue in 2008 as required by ADEM. Samples from the eight existing monitoring wells will be collected and analyzed by Weston. The monitoring data will be submitted by Weston to ADEM as required. It is estimated that the cost for monitoring and providing reporting data to ADEM for 2008 will be approximately $60,000 (unless the site is released by ADEM during the year). The extent and cost of any further testing and remediation, if any, cannot be predicted at this time.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 10, 2008, there were approximately 3,681,809 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 441 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2007
First Quarter	$30.00	$26.48	$0.175
Second Quarter	29.00	26.03	0.175
Third Quarter	27.88	23.25	0.175
Fourth Quarter	25.56	21.30	0.175
2006
First Quarter	$23.83	$21.50	$0.16
Second Quarter	24.29	23.13	0.16
Third Quarter	27.01	23.00	0.16
Fourth Quarter	28.89	26.39	0.16

(1)	The price information represents actual transactions.

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

The amount of dividends payable by the Bank is limited by law and regulation. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. Although Federal Reserve policy could restrict future dividends on Common Stock, such policy places no current restrictions on such dividends. See “SUPERVISION AND REGULATION – Payment of Dividends” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CAPITAL ADEQUACY.”

Performance Graph

The following line-graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2002 to December 31, 2007, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2002). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Auburn National Bancorporation Inc.	100.00	151.29	163.01	180.39	241.60	188.51
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Southeast Bank	100.00	125.58	148.92	152.44	178.75	134.65

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	45	$23.95	N/A	N/A
November 1 – November 30	800	24.97	N/A	N/A
December 1 – December 31	8,606	23.68	N/A	N/A

Total	9,451	$23.79	N/A	N/A

(1)	A total of 4,451 shares were purchased in privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

See Table 1 “Selected Financial Data” in ITEM 7.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2007 and 2006 and our results of operations for the years ended December 31, 2007, 2006, and 2005. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to “Special Cautionary Notice Regarding Forward-Looking Statements.”

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported stockholders’ equity or net earnings during the periods involved.

OVERVIEW

Auburn National Bancorporation, Inc. is a bank holding company established in 1984, and incorporated in 1990 under the laws of the State of Delaware. AuburnBank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley, and Mountain Brook, Alabama.

Summary of Results of Operations

	Years ended December 31
(Dollars in thousands, except per share amounts)	2007	2006	2005
Net interest income (GAAP)	$16,875	$15,980	$15,993
Tax-equivalent adjustment	1,123	1,033	956

Net interest income (a)	17,998	17,013	16,949
Noninterest income	4,666	4,448	4,319

Total revenue (a)	22,664	21,461	21,268
Provision for loan losses	23	330	485
Noninterest expense	12,360	11,201	11,148
Income tax expense	2,240	2,312	2,209
Tax-equivalent adjustment	1,123	1,033	956

Net earnings	6,918	6,585	6,470

Basic and diluted earnings per share	$1.86	$1.74	$1.69

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $6.9 million for the 2007 compared to $6.6 million in 2006. Basic and diluted earnings per share were up 7% to $1.86 per share.

Total tax-equivalent revenue increased 6% to $22.7 million for 2007 compared to $21.5 million for 2006. The increase in total revenue was driven by an increase in tax-equivalent net interest income of 6% for 2007, reflecting loan growth from 2006.

Credit quality continued to be very strong. As of December 31, 2007, nonperforming assets were 0.17% of total loans. Provision for loan losses decreased $307 thousand in 2007 from 2006 due to continued strength in credit quality trends and a decrease in net charge-offs.

Average loans and loans held for sale increased 6% in 2007 from 2006 to $304.4 million. Average total deposits increased 5% in 2007 from 2006 to $491.6 million.

Noninterest income increased 5% in 2007 from 2006. This increase was driven by the Company’s decision to sell $21.1 million in securities available-for-sale, generating gross gains of $227 thousand.

Noninterest expense increased 10% in 2007 from 2006. This increase was primarily impacted by the Company’s decision to prepay $10.0 million of higher cost Federal Home Loan Bank (“FHLB”) advances and increases in salaries and benefits and professional fees expense. The prepayment of the FHLB advances resulted in a charge of $313 thousand.

In 2007, the Company paid cash dividends of $2.6 million, or $0.70 per share and the dividend payout ratio was 37.63%. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a Tier 1 capital ratio of 14.74% and a leverage ratio of 9.02% at December 31, 2007.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, was critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

Our management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

Larger balance commercial and commercial real estate loans are impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment allowance is recognized if the present value of expected future cash flows from the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net deferred loan fees or costs and unamortized premium or discount, and does not reflect any direct write-down of the loan). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. Income is recognized on impaired loans on a cash basis.

The level of allowance maintained is believed by management to be adequate to absorb probable losses in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.

In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

Average Balance Sheet and Interest Rates

	Years ended December 31
	2007		2006		2005
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$304,389	7.98%	$286,613	7.78%	$275,912	7.13%
Securities—taxable	242,826	4.96%	241,298	4.51%	234,577	4.04%
Securities—tax-exempt	51,995	6.36%	47,748	6.37%	44,862	6.27%

Total securities	294,821	5.21%	289,046	4.82%	279,439	4.40%
Federal funds sold	5,539	4.98%	7,321	4.99%	8,254	3.16%
Interest bearing bank deposits	693	4.62%	1,264	5.06%	1,276	2.98%

Total interest-earning assets	605,442	6.60%	584,244	6.27%	564,881	5.71%

Deposits:
NOW	57,532	2.26%	65,029	2.45%	66,472	1.81%
Savings and money market	143,587	3.65%	142,610	3.67%	121,961	2.43%
Certificates of deposits less than $100,000	85,831	5.33%	84,227	4.55%	86,670	3.80%
Certificates of deposits and other time deposits of $100,000 or more	133,466	4.45%	104,446	3.87%	100,213	3.05%

Total interest-bearing deposits	420,416	4.06%	396,312	3.71%	375,316	2.80%
Short-term borrowings	12,727	4.72%	7,502	5.48%	2,675	3.40%
Long-term debt	93,278	4.60%	102,848	4.40%	105,431	4.47%

Total interest-bearing liabilities	526,421	4.17%	506,662	3.88%	483,422	3.17%

Net interest income and margin (a)	$17,998	2.97%	$17,013	2.91%	$16,949	3.00%

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

2007 vs. 2006 comparison

Tax-equivalent net interest income increased 6% in 2007 from 2006 due to growth in the loan portfolio. Net interest margin increased 6 basis points to 2.97%.

The tax-equivalent yield on total interest earning assets increased 33 basis points in 2007 from 2006 to 6.60%. This increase was comprised of a 20 basis point increase in the yield on loans and loans held for sale to 7.98% and a 39 basis point increase in the tax-equivalent yield on total securities to 5.21%.

The cost of total interest-bearing liabilities increased 29 basis points in 2007 from 2006, to 4.17%. This increase was comprised of a 35 basis point increase in the cost of total interest-bearing deposits to 4.06%, a 76 basis point decrease in the cost of short-term borrowings to 4.72% and a 20 basis point increase in the cost of long-term debt to 4.60%.

2006 vs. 2005 comparison

Tax-equivalent net interest income increased slightly to $17.0 million in 2006 from $16.9 million in 2005, despite net interest margin compression from an inverted yield curve. Net interest margin decreased 9 basis points to 2.91%.

The tax-equivalent yield on total interest earning assets increased 56 basis points in 2006 from 2005 to 6.27%. This increase was comprised of a 65 basis point increase in the yield on loans and loans held for sale to 7.78% and a 42 basis point increase in the tax-equivalent yield on total securities to 4.82%.

The cost of total interest-bearing liabilities increased 71 basis points in 2006 from 2005, to 3.88%. This increase was comprised of a 91 basis point increase in the cost of total interest-bearing deposits to 3.71%, a 208 basis point increase in the cost of short-term borrowings to 5.48%. The cost of long-term debt in 2006 decreased 7 basis points to 4.40% due to the Company’s decision to restructure several FHLB advances in the third quarter of 2005.

Noninterest Income

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Service charges on deposit accounts	$1,302	$1,387	$1,497
Servicing fees	339	375	389
Gain on sale of loans held for sale	626	649	669
Bank-owned life insurance	547	452	459
Securities gains, net	253	10	11
Other	1,599	1,575	1,294

Total noninterest income	$4,666	$4,448	$4,319

The major components of noninterest income are service charges on deposit accounts, servicing fees, gain on sale of loans held for sale, income from bank-owned life insurance, securities gains, net, and other noninterest income.

2007 vs. 2006 comparison

Noninterest income increased 5% or $218 thousand in 2007 compared to 2006. This increase was driven by the Company’s decision to sell $21.1 million in securities available-for-sale, generating gross gains of $227 thousand. Other changes in the components of noninterest income include an increase of $95 thousand in income from bank-owned life insurance, offset by a decrease of $85 thousand in service charges on deposit accounts.

2006 vs. 2005 comparison

Noninterest income increased 3% or $129 thousand in 2006 compared to 2005. This increase was driven by an increase in other noninterest income of $281 thousand, offset by a decrease in service charges on deposit accounts of $110 thousand.

Noninterest Expense

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Salaries and benefits	$7,110	$6,714	$6,658
Net occupancy and equipment	1,267	1,159	1,182
Professional fees	621	476	491
Loss on prepayment of FHLB advances	313	—	—
Other	3,049	2,852	2,817

Total noninterest expense	$12,360	$11,201	$11,148

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, loss on prepayment of FHLB advances, and other noninterest expense.

2007 vs. 2006 comparison

Noninterest expense increased 10% or $1.2 million in 2007 compared to 2006. This increase was primarily impacted by the Company’s decision to prepay $10.0 million of higher cost Federal Home Loan Bank (“FHLB”) advances and increases in salaries and benefits and professional fees expense. The prepayment of the FHLB advances resulted in a charge of $313 thousand. Salaries and benefits increased $396 thousand during 2007, due to normal increases in salaries and benefits costs, increases in commissions related to mortgage origination activity, and the hiring of additional mortgage originators in our loan production offices. Professional fees increased $145 thousand during 2007 due to increased legal fees and costs associated with regulatory compliance.

2006 vs. 2005 comparison

Noninterest expense increased by $53 thousand to $11.2 million in 2006 compared to 2005. This increase was primarily impacted by increases in salaries and benefits expense of $56 thousand.

Income Tax Expense

2007 vs. 2006 comparison

Income tax expense was $2.2 million in 2007, compared to $2.3 million in 2006. Although the decrease in income tax expense was not significant, the Company’s effective tax rate decreased to 24.46% in 2007 compared to 25.99% in 2006. The decrease in the Company’s effective tax rate was primarily driven by the recognition of previously unrecognized tax benefits upon settlement of an uncertain tax position related to state income tax matters. For additional information, see “Note 10 to the Consolidated Financial Statements.”

2006 vs. 2005 comparison

Income tax expense was $2.3 million in 2006 compared to $2.2 million in 2005. The increase is primarily due to an increase in earnings before income taxes. The Company’s effective tax rate was 25.99% in 2006 compared to 25.45% in 2005.

BALANCE SHEET ANALYSIS

Securities

At December 31, 2007 all securities were classified as available-for-sale. During the fourth quarter of 2007, the Company decided to transfer the remaining securities in the held-to-maturity classification into the available-for-sale classification. The carrying value of the securities transferred to the available-for-sale classification were adjusted to market as prescribed in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This transfer consisted of two securities with a total carrying value of $424 thousand and resulted in the recording of net unrealized losses of approximately $4 thousand.

Securities available-for-sale were $318.4 million and $301.4 million as of December 31, 2007 and December 31, 2006, respectively. The increase from December 31, 2006 was primarily due to a leverage strategy executed in December of 2007. Approximately $20.0 million in securities were purchased with proceeds from fixed-rate funding sources, including approximately $10.0 million in FHLB advances and $10.0 million in structured securities sold under agreements to repurchase. Unrealized net losses on securities available-for-sale were $0.7 million and $3.9 million as of December 31, 2007 and December 31, 2006, respectively. The unrealized net losses on securities available-for-sale were primarily attributable to interest rates. The decrease in unrealized net losses of $3.2 million from December 31, 2006 was due to changes in interest rates.

The average yield earned on total securities was 5.21% in 2007 and 4.82% in 2006. Information concerning the maturity distribution and the weighted average yields for investments in the securities portfolio as of and for the year ended December 31, 2007 and 2006 is included in “Note 2 to the Consolidated Financial Statements.”

Loans

	December 31
(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$62,478	52,923	51,784	50,075	55,239
Leases - commercial	486	761	1,488	5,397	6,630
Real estate - construction:
Commercial	7,901	4,684	2,039	945	2,099
Residential	11,370	9,912	8,832	5,426	4,866
Real estate - mortgage:
Commercial	161,703	142,092	148,118	136,037	122,397
Residential	67,246	62,596	59,757	42,545	41,988
Consumer installment	11,539	9,349	10,334	11,021	11,673

Total loans	322,723	282,317	282,352	251,446	244,892
Less: unearned income	(312)	(334)	(293)	(317)	(240)

Loans, net of unearned income	$322,411	281,983	282,059	251,129	244,652

Total loans, net of unearned income were $322.4 million as of December 31, 2007, an increase of $40.4 million or 14% from $282.0 million at December 31, 2006. Growth in commercial, financial, and agricultural loans and commercial real estate mortgage loans were the primary drivers of the increase. As of December 31, 2007, commercial, financial, and agricultural loans and commercial real estate mortgage loans increased $9.6 million and $19.6 million, respectively from December 31, 2006.

Three loan categories represented the majority of the loan portfolio as of December 31, 2007. Commercial real estate mortgage loans represented 50%, residential real estate mortgage loans represented 21% and commercial, financial and agricultural loans represented 19% of the Bank’s total loans at December 31, 2007. The average yield earned on loans and loans held for sale was 7.98% in 2007 and 7.78% in 2006. See “Table 7 – Loan Maturities and Sensitivities to Changes in Interest Rates” for additional information.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the probable losses in the loan portfolio. As of December 31, 2007 and December 31, 2006, the allowance for loan losses was $4.1 million and $4.0 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES” above.

We periodically analyze our loan portfolio with respect to our commercial borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have moderate credit exposures arising from loans outstanding to residential and commercial builders, lessors of residential and commercial properties, and religious and professional organizations. We evaluate these exposures to ensure the adequacy of our allowance for loan losses.

A summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2007, is presented below.

	Years ended December 31
(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses:
Balance at beginning of period	$4,044	3,843	3,456	4,313	5,104
Charge-offs:
Commercial, financial and agricultural	(62)	(37)	(39)	(215)	(416)
Real estate	(143)	(106)	(124)	(1,507)	(1,036)
Consumer	(45)	(46)	(193)	(44)	(125)

Total charge-offs	(250)	(189)	(356)	(1,766)	(1,577)
Recoveries:
Commercial, financial and agricultural	14	13	89	219	52
Real estate	267	11	100	11	8
Consumer	7	36	69	79	51

Total recoveries	288	60	258	309	111
Net (charge-offs) recoveries	38	(129)	(98)	(1,457)	(1,466)
Provision for loan losses	23	330	485	600	675

Ending balance	$4,105	4,044	3,843	3,456	4,313

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Although the allowance increased by $61 thousand between December 31, 2007 and December 31, 2006, the ratio of our allowance for loan losses to total loans outstanding decreased to 1.27% at December 31, 2007 compared to 1.43% at December 31, 2006. The reduction in the ratio between the two dates is primarily attributable to continued improvements in the overall credit quality of the loan portfolio. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $23 thousand, $330 thousand, and $485 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Based upon its evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2007. Continued strength in credit quality trends and a net recovery in 2007 were the primary reasons for the decreased provision expense in 2007 when compared to 2006. The decrease in total charge-offs was the primary reason for the decreased provision expense in 2006 when compared to 2005.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount deemed appropriate to adequately cover probable losses in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by regulators, they are necessarily approximate. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Nonperforming Assets

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of laws and regulations.

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2007, the Company had $447 thousand in loans on nonaccrual compared to $72 thousand at December 31, 2006.

At December 31, 2007, the Company owned $98 thousand in residential real estate which we had acquired from borrowers.

At December 31, 2007, the Company had $4 thousand in loans 90 days past due and still accruing interest at December 31, 2007 compared to none at December 31, 2006. At December 31, 2007 and at December 31, 2006, no loans were deemed to be restructured loans.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	December 31
(In thousands)	2007	2006	2005	2004	2003
Nonperforming assets:
Nonaccrual loans	$447	72	108	711	1,704
Other nonperforming assets (primarily other real estate owned)	98	—	—	—	—
Accruing loans 90 days or more past due	4	—	—	105	—

Total nonperforming assets	$549	72	108	816	1,704

as a % of loans	0.17%	0.03	0.04	0.32	0.70

Potential problem assets, which are not included in nonperforming assets, amounted to $9.2 million, or 2.8% of total loans outstanding, net of unearned income at December 31, 2007, compared to $5.2 million, or 1.8% of total loans outstanding, net of unearned income at December 31, 2006. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Deposits

Total deposits were $492.6 million and $469.6 million at December 31, 2007 and December 31, 2006, respectively. The increase of $23.0 million in total deposits from December 31, 2006 was largely due to increases in certificates of deposit (“CDs”) and other time deposits of $38.2 million, offset by decreases in transaction accounts of $15.2 million. Transaction accounts, which include non-interest bearing demand, NOW, money market, and savings accounts, decreased as customers exhibited a strong preference for CDs that offered more attractive returns. Of the $38.2 million increase in CDs and other time deposits, only $5.8 million of the increase related to brokered CDs, a wholesale funding source.

The average rate paid on total interest-bearing deposits was 4.06% in 2007 and 3.71% in 2006.

Noninterest bearing deposits were 14% and 17% of total deposits as of December 31, 2007 and December 31, 2006, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal fund lines totaling $44.0 million with $8.7 million outstanding at December 31, 2007, compared to $34.3 million and $7.7 million outstanding at December 31, 2006. Securities sold under agreements to repurchase totaled $15.5 million at December 31, 2007, compared to $6.7 million at December 31, 2006.

Other short-term borrowings included FHLB advances with an original maturity of one year or less. In February of 2007, short-term FHLB advances of $10.0 million were repaid. The Company replaced the short-term FHLB advances with brokered CDs, an alternative source of cost-effective funding.

The average rate paid on short-term borrowings was 4.72% in 2007 and 5.48% in 2006. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the three-year period ended December 31, 2007 is included in “Note 7 to the Consolidated Financial Statements.”

Long-term debt included FHLB advances with an original maturity greater than one year, structured securities sold under agreements to repurchase and subordinated debentures related to trust preferred securities. The Bank had $83.2 million in long-term FHLB advances and $7.2 million in subordinated debentures at December 31, 2007 and December 31, 2006. At December 31, 2007, the Bank had $25.0 million in structure securities sold under agreements to repurchase.

The average rate paid on long-term debt was 4.60% in 2007 and 4.40% in the 2006.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $53.0 million and $48.4 million as of December 31, 2007 and December 31, 2006, respectively. The increase from December 31, 2006 was primarily a result of net earnings of $6.9 million. This increase was offset by cash dividends of $2.6 million or $0.70 per share and $1.6 million in stock repurchases.

The Company’s Tier 1 leverage ratio was 9.02%, Tier 1 risk-based capital ratio was 14.74% and Total risk-based capital ratio was 15.74% at December 31, 2007. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

MARKET AND LIQUIDITY RISK MANAGEMENT

Management’s objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. The Bank’s Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

Interest Rate Sensitivity Management

In the normal course of business, the Company is exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items.

The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap (“GAP”). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank’s balance sheet structure and the market approach to pricing of liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 10.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2007, the Bank’s net interest income would increase approximately 2.63% in a falling rate environment and would decrease approximately 4.04% in a rising rate environment. Interest rate scenario models are prepared using software created and licensed by a third party.

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

The interest sensitive assets at December 31, 2007 that reprice or mature within 12 months were $290.9 million while the interest sensitive liabilities that reprice or mature within the same time frame were $356.4 million. At December 31, 2007, the 12 month cumulative GAP position was a negative $65.5 million resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of 82%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period. For additional information, see “Table 10 – Sensitivities to Changes in Interest Rates.” ALCO realizes that GAP is limited in scope since it does not capture all the options of repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on income at risk and economic value of equity measurements.

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2006, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2007 and 2006, the Company had not entered into any derivative contracts to assist in managing our interest rate sensitivity.

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

Currently, the Company’s income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual increase or decrease in interest rates of 200 basis points. Given this scenario, the Company had, at year-end, a slight exposure to rising rates, but would benefit from declining interest rates as interest-bearing liabilities would reprice faster than interest-earning assets.

The following chart reflects the Company’s sensitivity to changes in interest rates as of December 31, 2007. Numbers are based on the December balance sheet and assume paydowns and maturities of both assets and liabilities are reinvested based on growth assumptions provided by the Company. The same growth and interest rate assumptions are used in the base, up 200 basis points, and down 200 basis points scenarios.

INTEREST RATE RISK

Income Sensitivity Summary

Interest Rate Scenario

(Dollars in thousands)

	-200 BP	Base	+200 BP
Year 1 Net Interest Income	16,929	16,495	15,829
$ Change Net Interest Income	434	—	(666)
% Change Net Interest Income	2.63%	—	(4.04)%

Policy Limit: 10% for +/- 200 Basis Points (BP) over 12 months.

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

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates. See “Table 10 – Sensitivities to Changes in Interest Rates.” Based on our interest rate risk profile as of December 31, 2007, we expect net interest income to benefit from decreases in interest rates in the first quarter of 2008.

Liquidity Risk Management

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

The primary source of funding and the primary source of liquidity for the Company includes dividends received from the Bank and proceeds from the issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the Consolidated Balance Sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2007, the Bank had an available line of credit with the FHLB totaling $205.2 million with $83.2 million outstanding. As of December 31, 2007, the Bank also had $44.0 million of federal funds lines with $8.7 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2007, which by their terms have contractual maturity and termination dates subsequent to December 31, 2007:

	Payments due by period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years
Contractual obligations:
Deposit maturities (1)	$492,585	421,093	66,866	4,626	—
Long-term debt	115,386	10,018	10,036	30,018	65,314
Operating lease obligations	586	221	247	118	—

Total	$608,557	431,332	77,149	34,762	65,314

(1)	Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the less than one year category.

Management believes the Company’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.

Off-Balance Sheet Arrangements

At December 31, 2007, the Bank had outstanding standby letters of credit of $10.1 million and unfunded loan commitments outstanding of $54.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

Effects of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe SFAS No. 157 will have a significant impact on the consolidated financial statements of the Company.

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. We do not believe SFAS No. 159 will have a significant impact on our consolidated financial statements of the Company.

In November 2007, the SEC issued SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 rescinds SAB 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We do not believe SAB 109 will have a significant impact on the consolidated financial statements of the Company.

In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin are effective on January 1, 2008. At December 31, 2007, the Company had no stock options outstanding. As a result, we do not believe SAB 110 will have a significant impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Company has not determined the impact that SFAS 141R will have on its financial position and results of operations and believes that such determination will not be meaningful until the Company enters into a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. Management is currently evaluating this Statement and its effect on the consolidated financial statements of the Company.

Table 1—Explanation of Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles (GAAP), this annual report on Form 10-K includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-GAAP financial measure, including the presentation of total revenue and the calculation of the efficiency ratio.

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

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Net interest income (GAAP)	$16,875	$15,980	$15,993
Tax-equivalent adjustment	1,123	1,033	956

Net interest income (Tax-equivalent)	$17,998	$17,013	$16,949

Table 2—Selected Financial Data

Years ended December 31
(Dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003
Income statement
Tax-equivalent interest income	$39,940	36,658	32,270	28,864	26,219
Total interest expense	21,942	19,645	15,321	12,508	11,422

Tax equivalent net interest income	17,998	17,013	16,949	16,356	14,797

Provision for loan losses	23	330	485	600	675
Total noninterest income	4,666	4,448	4,319	6,907	6,958
Total noninterest expense	12,360	11,201	11,148	13,069	13,212

Net earnings before income taxes and tax-equivalent adjustment	10,281	9,930	9,635	9,594	7,868
Tax-equivalent adjustment	1,123	1,033	956	735	166
Income tax expense	2,240	2,312	2,209	2,349	2,283

Net earnings	$6,918	6,585	6,470	6,510	5,419

Per share data:
Basic and diluted net earnings	$1.86	1.74	1.69	1.68	1.39
Cash dividends declared	$0.70	0.64	0.58	0.50	0.48
Weighted average shares outstanding
Basic	3,716,427	3,777,721	3,830,002	3,870,198	3,894,969
Diluted	3,716,427	3,778,055	3,830,794	3,871,273	3,895,728
Shares outstanding	3,681,809	3,743,787	3,795,016	3,846,861	3,892,568
Book value	$14.40	12.93	11.58	11.57	10.38
Common stock price
High	$30.00	28.89	24.50	22.00	21.50
Low	21.30	21.50	20.00	18.60	12.90
Period-end	$21.95	28.89	22.14	20.68	19.67
To earnings ratio	11.80	x	16.60	13.10	12.31	14.15
To book value	152%	223	191	179	189
Performance ratios:
Return on average equity	13.50%	14.66	14.26	15.69	13.47
Return on average assets	1.06	1.06	1.08	1.10	1.05
Dividend payout ratio	37.63	36.78	34.32	29.76	34.53
Average equity to average assets	7.88	7.20	7.56	7.03	7.78
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.27%	1.43	1.36	1.38	1.76
Nonperforming assets	748	3,184	3,558	424	253
Net charge-offs (recoveries) as a % of average loans	(0.01)	0.05	0.13	0.58	0.59
Nonperforming assets as a % of loans	0.17	0.03	0.04	0.32	0.70
Capital Adequacy:
Tier 1 capital ratio	14.74%	15.59	15.88	16.09	15.27
Total capital ratio	15.74	16.68	16.99	17.15	16.53
Leverage ratio	9.02	9.22	9.11	8.86	8.85
Other financial data:
Net interest margin	2.91%	2.97	3.00	2.93	3.04
Effective income tax rate	24.46	25.99	25.45	26.52	29.64
Efficiency ratio (a)	54.54	52.19	52.42	56.18	60.73
Selected period end balances:
Securities	$318,373	301,937	274,961	282,199	285,319
Loans, net of unearned income	322,411	281,983	282,059	251,129	244,652
Allowance for loan losses	4,105	4,044	3,843	3,456	4,313
Total assets	688,659	635,126	608,154	591,161	590,115
Total deposits	492,585	469,648	454,995	429,339	434,042
Long-term debt	115,386	90,404	105,422	105,441	105,589
Total stockholders’ equity	53,018	48,418	43,954	44,504	40,408

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 3—Selected Quarterly Financial Data

2007	2006
(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Tax-equivalent interest income	$10,138	10,234	9,993	9,575	9,307	9,441	9,272	8,638
Total interest expense	5,549	5,624	5,417	5,352	5,229	5,067	4,903	4,446

Tax equivalent net interest income	4,589	4,610	4,576	4,223	4,078	4,374	4,369	4,192

Provision for loan losses	—	—	20	3	35	85	105	105
Total noninterest income	1,252	1,088	1,138	1,188	1,090	1,090	1,092	1,176
Total noninterest expense	3,253	3,074	3,130	2,903	2,772	2,849	2,759	2,821

Net earnings before income taxes and tax-equivalent adjustment	2,588	2,624	2,564	2,505	2,361	2,530	2,597	2,442
Tax-equivalent adjustment	291	286	278	268	251	248	269	265
Income tax expense	517	589	575	559	563	621	595	533

Net earnings	$1,780	1,749	1,711	1,678	1,547	1,661	1,733	1,644

Per share data:
Basic and diluted net earnings	$0.48	0.47	0.46	0.45	0.41	0.44	0.46	0.43
Cash dividends declared	$0.175	0.175	0.175	0.175	0.16	0.16	0.16	0.16
Weighted average shares outstanding
Basic	3,688,780	3,708,097	3,729,681	3,739,803	3,765,270	3,775,649	3,783,970	3,786,250
Diluted	3,688,780	3,708,097	3,729,681	3,739,803	3,765,270	3,776,023	3,784,441	3,786,741
Shares outstanding	3,681,809	3,691,260	3,727,260	3,735,703	3,743,787	3,771,568	3,782,867	3,784,536
Book value	$14.40	13.68	12.69	13.41	12.93	12.47	11.67	11.77
Common stock price
High	$25.56	27.88	29.00	30.00	28.89	27.01	24.29	23.83
Low	21.30	23.25	26.03	26.48	26.39	23.00	23.13	21.50
Period-end	$21.95	24.77	26.31	28.01	28.89	27.01	23.78	23.00
To earnings ratio	11.80	x	13.84	14.95	15.91	16.60	15.09	13.44	13.45
To book value	152%	181	207	209	223	217	204	195
Performance ratios:
Return on average equity	13.51%	14.41	13.03	13.25	12.96	14.84	15.37	14.73
Return on average assets	1.06	1.07	1.07	1.06	0.99	1.06	1.10	1.08
Dividend payout ratio	36.46	37.23	38.04	38.89	39.02	36.36	34.78	37.21
Average equity to average assets	7.85	7.43	8.19	7.98	7.60	7.14	7.15	7.33
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.27%	1.29	1.35	1.46	1.43	1.42	1.35	1.40
Nonperforming assets	748	911	58,629	1,793	5,617	23,753	2,066	1,564
Net charge-offs (recoveries) as a % of average loans	(0.04)	0.04	0.05	(0.11)	0.04	0.05	0.06	0.03
Nonperforming assets as a % of loans	0.17	0.14	0.00	0.08	0.03	0.01	0.07	0.09
Capital Adequacy:
Tier 1 capital ratio	14.74%	14.85	15.46	15.72	15.59	15.42	14.91	15.22
Total capital ratio	15.74	15.86	16.50	16.82	16.68	16.49	15.96	16.29
Leverage ratio	9.02	9.13	9.51	9.72	9.22	9.20	9.00	9.19
Other financial data:
Net interest margin	2.91%	3.02	3.07	2.90	2.76	2.96	2.96	2.97
Effective income tax rate	22.51	25.19	25.15	24.99	26.68	27.21	25.56	24.48
Efficiency ratio (a)	55.71	53.95	54.78	53.65	53.64	52.14	50.52	52.55
Selected period end balances:
Securities	$318,373	288,459	292,618	297,323	301,937	287,703	291,518	292,947
Loans	322,411	316,795	303,281	282,837	281,983	283,746	294,320	281,334
Allowance for loan losses	4,105	4,074	4,104	4,123	4,044	4,038	3,988	3,925
Total assets	688,659	661,780	651,822	643,515	635,126	635,987	650,278	627,523
Total deposits	492,585	510,078	490,478	493,218	469,648	479,269	490,265	471,349
Long-term debt	115,386	90,390	90,395	90,399	90,404	100,409	105,413	105,418
Total stockholders’ equity	53,018	50,503	47,305	50,089	48,418	47,025	44,128	44,527

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 4—Average Balance and Net Interest Income Analysis

	Years ended December 31
	2007			2006			2005
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$304,389	$24,286	7.98%	$286,613	$22,304	7.78%	$275,912	$19,682	7.13%
Securities—taxable	242,826	12,038	4.96%	241,298	10,882	4.51%	234,577	9,475	4.04%
Securities—tax-exempt (2)	51,995	3,308	6.36%	47,748	3,043	6.37%	44,862	2,814	6.27%

Total securities	294,821	15,346	5.21%	289,046	13,925	4.82%	279,439	12,289	4.40%
Federal funds sold	5,539	276	4.98%	7,321	365	4.99%	8,254	261	3.16%
Interest bearing bank deposits	693	32	4.62%	1,264	64	5.06%	1,276	38	2.98%

Total interest-earning assets	605,442	$39,940	6.60%	584,244	$36,658	6.27%	564,881	$32,270	5.71%
Cash and due from banks	13,063			13,142			11,985
Other assets	31,903			26,541			23,081

Total assets	$650,408			$623,927			$599,947

Interest-bearing liabilities:
Deposits:
NOW	$57,532	$1,301	2.26%	$65,029	$1,595	2.45%	$66,472	$1,201	1.81%
Savings and money market	143,587	5,243	3.65%	142,610	5,238	3.67%	121,961	2,962	2.43%
Certificates of deposits less than $100,000	85,831	4,575	5.33%	84,227	3,836	4.55%	86,670	3,296	3.80%
Certificates of deposits and other time deposits of $100,000 or more	133,466	5,933	4.45%	104,446	4,037	3.87%	100,213	3,061	3.05%

Total interest-bearing deposits	420,416	17,052	4.06%	396,312	14,706	3.71%	375,316	10,520	2.80%
Short-term borrowings	12,727	601	4.72%	7,502	411	5.48%	2,675	91	3.40%
Long-term debt	93,278	4,289	4.60%	102,848	4,528	4.40%	105,431	4,710	4.47%

Total interest-bearing liabilities	526,421	$21,942	4.17%	506,662	$19,645	3.88%	483,422	$15,321	3.17%
Noninterest-bearing deposits	71,201			70,240			68,408
Other liabilities	1,544			2,120			2,758
Stockholders’ equity	51,242			44,905			45,359

Total liabilities and stockholders’ equity	$650,408			$623,927			$599,947

Net interest income and margin		$17,998	2.97%		$17,013	2.91%		$16,949	3.00%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Volume and Rate Variance Analysis

	Years ended December 31, 2007 vs. 2006			Years ended December 31, 2006 vs. 2005
	Net Change	Due to change in		Net Change	Due to change in
(Dollars in thousands)		Rate (2)	Volume (2)		Rate (2)	Volume (2)
Interest Income:
Loans and loans held for sale	$1,982	574	1,408	$2,622	1,838	784
Securities - taxable	1,156	1,087	69	1,407	1,130	277
Securities - tax-exempt (1)	265	(5)	270	229	46	183

Total securities	1,421	1,082	339	1,636	1,176	460
Federal funds sold	(89)	—	(89)	104	130	(26)
Interest bearing bank deposits	(32)	(5)	(27)	26	26	—

Total interest income	$3,282	1,651	1,631	$4,388	3,170	1,218

Interest expense:
Deposits:
NOW	$(294)	(118)	(176)	$394	419	(25)
Savings and money market	5	(31)	36	2,276	1,711	565
Certificates of deposits less than $100,000	739	665	74	540	630	(90)
Certificates of deposits and other time deposits of $100,000 or more	1,896	665	1,231	976	842	134

Total interest-bearing deposits	2,346	1,181	1,165	4,186	3,602	584
Short-term borrowings	190	(47)	237	320	81	239
Long-term debt	(239)	218	(457)	(182)	(68)	(114)

Total interest expense	2,297	1,352	945	4,324	3,615	709

Net interest income	$985	299	686	$64	(445)	509

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes attributable to rate/volume are allocated to both rate and volume on an equal basis.

Table 6—Loan Portfolio Composition

	December 31
(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial, financial and agricultural	$62,478	52,923	51,784	50,075	55,239
Leases—commercial	486	761	1,488	5,397	6,630
Real estate—construction:
Commercial	7,901	4,684	2,039	945	2,099
Residential	11,370	9,912	8,832	5,426	4,866
Real estate—mortgage:
Commercial	161,703	142,092	148,118	136,037	122,397
Residential	67,246	62,596	59,757	42,545	41,988
Consumer installment	11,539	9,349	10,334	11,021	11,673

Total loans	322,723	282,317	282,352	251,446	244,892
Less: unearned income	(312)	(334)	(293)	(317)	(240)

Loans, net of unearned income	322,411	281,983	282,059	251,129	244,652

Less: Allowance for Loan Losses	(4,105)	(4,044)	(3,843)	(3,456)	(4,312)

Loans, net	$318,306	277,939	278,216	247,673	240,340

Table 7—Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2007
(Dollars in thousands)	1 year or less	1 to 5 years	After 5 years	Total	Adjustable Rate	Fixed Rate	Total
Commercial, financial and agricultural	$33,916	26,008	2,554	62,478	25,735	36,743	62,478
Leases—commercial	49	437	—	486	—	486	486
Real estate—construction:	11,951	5,614	1,706	19,271	—	19,271	19,271
Real estate—mortgage:	49,939	98,452	80,558	228,949	120,461	108,488	228,949
Consumer installment	6,305	4,893	341	11,539	927	10,612	11,539

Total loans	$102,160	135,404	85,159	322,723	147,123	175,600	322,723

Table 8—Allowance for Loan Losses and Nonperforming Assets

	Years ended December 31
(Dollars in thousands)	2007	2006	2005	2004	2003
Allowance for loan losses:
Balance at beginning of period	$4,044	3,843	3,456	4,313	5,104
Charge-offs:
Commercial, financial and agricultural	(62)	(37)	(39)	(215)	(416)
Real estate	(143)	(106)	(124)	(1,507)	(1,036)
Consumer	(45)	(46)	(193)	(44)	(125)

Total charge-offs	(250)	(189)	(356)	(1,766)	(1,577)
Recoveries:
Commercial, financial and agricultural	14	13	89	219	52
Real estate	267	11	100	11	8
Consumer	7	36	69	79	51

Total recoveries	288	60	258	309	111
Net (charge-offs) recoveries	38	(129)	(98)	(1,457)	(1,466)
Provision for loan losses	23	330	485	600	675

Ending balance	$4,105	4,044	3,843	3,456	4,313

as a % of loans	1.27%	1.43	1.36	1.38	1.76
as a % of nonperforming assets	748	3,184	3,558	424	253
Net charge-offs as a % of average loans	(0.01)	0.05	0.13	0.58	0.59

Nonperforming assets:
Nonaccrual loans	$447	72	108	711	1,704
Other nonperforming assets (primarily other real estate owned)	98	—	—	—	—
Accruing loans 90 days or more past due	4	—	—	105	—

Total nonperforming assets	$549	72	108	816	1,704

as a % of loans	0.17%	0.03	0.04	0.32	0.70

Table 9—CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2007
Maturity of:
3 months or less	$11,306
Over 3 months through 6 months	11,353
Over 6 months through 12 months	60,157
Over 12 months	59,535

Total CDs and other time deposits of $100,000 or more	$142,351

Table 10—Sensitivities to Changes in Interest Rates

	December 31, 2007
(Dollars in thousands)	Immediate	1 to 3 months	4 to 12 months	1 to 5 years	(1) Thereafter	Total
Interest-earning assets:
Loans, net of unearned income (2)	$—	130,469	74,361	112,698	7,861	325,389
Securities—taxable	—	45,855	39,301	109,272	65,697	260,125
Securities—tax-exempt	—	—	735	16,563	40,950	58,248
Federal funds sold	50	—	—	—	—	50
Interest bearing bank deposits	136	—	—	—	—	136

Total earning assets	186	176,324	114,397	238,533	114,508	643,948

Interest-bearing liabilities:
Deposits:
NOW	—	23,957	4,685	24,915	—	53,557
Savings and money market	—	120,092	2,745	14,632	—	137,469
Certificates of deposits less than $100,000	1,917	12,513	43,882	30,655	—	88,967
Certificates of deposits and other time deposits of $100,000 or more	4,153	14,669	86,317	37,212	—	142,351

Total interest-bearing deposits	6,070	171,231	137,629	107,414	—	422,344
Short-term borrowings	24,247	—	—	—	—	24,247
Long-term debt	—	7,217	10,011	45,067	53,091	115,386

Total interest-bearing liabilities	30,317	178,448	147,640	152,481	53,091	561,977

Interest sensitivity gap	(30,131)	(2,124)	(33,243)	86,052	61,417	81,971

Cumulative interest sensitivity gap	$(30,131)	(32,255)	(65,498)	20,554	81,971	—

(1)	includes non-rate sensitive items
(2)	includes loans held for sale

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 7A is set forth in ITEM 7 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data contained within this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal controls system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal controls systems, no matter how well designed, have inherent limitations.

The Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, assessed the effectiveness of the Company’s internal controls over financial reporting at December 31, 2007. This assessment used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we believe that, as of December 31, 2007, the Company’s internal controls over financial reporting are effective and we did not identify any material weaknesses in such internal controls.

During the period from September 30, 2007 to December 31, 2007, we did not make any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. The statements made in this Item 9A(T) are being furnished not filed under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) , for all purposes, except as and to the extent incorporated by reference into a filing made by us under the Exchange Act or the Securities Act of 1933, as amended.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertainties in income taxes.

Birmingham, Alabama March 28, 2008

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share data)	2007	2006
Assets:
Cash and due from banks	$13,312	$16,875
Federal funds sold	50	—
Interest bearing bank deposits	136	151

Cash and cash equivalents	13,498	17,026

Securities held-to-maturity (fair value of $514 for December 31, 2006)	—	513
Securities available-for-sale	318,373	301,424
Loans held for sale	2,978	3,109
Loans, net of unearned income	322,411	281,983
Allowance for loan losses	(4,105)	(4,044)

Loans, net	318,306	277,939

Premises and equipment, net	6,423	5,796
Bank-owned life insurance	14,825	14,278
Other assets	14,256	15,041

Total assets	$688,659	$635,126

Liabilities:
Deposits:
Noninterest-bearing	$70,241	$79,102
Interest-bearing	422,344	390,546

Total deposits	492,585	469,648
Federal funds purchased and securities sold under agreements to repurchase	24,247	14,401
Other short-term borrowings	—	10,000
Long-term debt	115,386	90,404
Accrued expenses and other liabilities	3,423	2,255

Total liabilities	635,641	586,708

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares—none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,748	3,748
Retained earnings	55,362	51,087
Accumulated other comprehensive loss, net	(397)	(2,335)
Less treasury stock, at cost—275,326 shares and 213,348 shares for December 31, 2007 and December 31, 2006, respectively	(5,734)	(4,121)

Total stockholders’ equity	53,018	48,418

Total liabilities and stockholders’ equity	$688,659	$635,126

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years ended December 31
(Dollars in thousands, except share and per share data)	2007	2006	2005
Interest income:
Loans, including fees	$24,286	$22,304	$19,682
Securities	14,223	12,892	11,333
Federal funds sold and interest bearing bank deposits	308	429	299

Total interest income	38,817	35,625	31,314

Interest expense:
Deposits	17,052	14,706	10,520
Short-term borrowings	601	411	91
Long-term debt	4,289	4,528	4,710

Total interest expense	21,942	19,645	15,321

Net interest income	16,875	15,980	15,993
Provision for loan losses	23	330	485

Net interest income after provision for loan losses	16,852	15,650	15,508

Noninterest income:
Service charges on deposit accounts	1,302	1,387	1,497
Servicing fees	339	375	389
Gain on sale of loans held for sale	626	649	669
Bank-owned life insurance	547	452	459
Securities gains, net	253	10	11
Other	1,599	1,575	1,294

Total noninterest income	4,666	4,448	4,319

Noninterest expense:
Salaries and benefits	7,110	6,714	6,658
Net occupancy and equipment	1,267	1,159	1,182
Professional fees	621	476	491
Loss on prepayment of FHLB advances	313	—	—
Other	3,049	2,852	2,817

Total noninterest expense	12,360	11,201	11,148

Earnings before income taxes	9,158	8,897	8,679
Income tax expense	2,240	2,312	2,209
Net earnings	$6,918	$6,585	$6,470

Net earnings per share:
Basic and diluted	$1.86	$1.74	$1.69

Weighted average shares outstanding:
Basic	3,716,427	3,777,721	3,830,002

Diluted	3,716,427	3,778,055	3,830,794

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
	Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount
Balance, December 31, 2004	3,957,135	$39	$3,723	$42,669	$(361)	$(1,566)	$44,504
Comprehensive income (loss):
Net earnings	—	—	—	6,470	—	—	6,470
Other comprehensive income due to change in unrealized loss on securities available for sale and derivative, net	—	—	—	—	(3,621)	—	(3,621)

Total comprehensive income	—	—	—	6,470	(3,621)	—	2,849
Cash dividends paid ($0.58 per share)	—	—	—	(2,220)	—	—	(2,220)
Stock repurchases (53,745 shares)	—	—	—	—	—	(1,202)	(1,202)
Sale of treasury stock (1,900 shares)	—	—	11	—	—	12	23

Balance, December 31, 2005	3,957,135	$39	$3,734	$46,919	$(3,982)	$(2,756)	$43,954

Comprehensive income:
Net earnings	—	—	—	6,585	—	—	6,585
Other comprehensive income due to change in unrealized loss on securities available for sale and derivative, net	—	—	—	—	1,647	—	1,647

Total comprehensive income	—	—	—	6,585	1,647	—	8,232
Cash dividends paid ($0.64 per share)	—	—	—	(2,417)	—	—	(2,417)
Stock repurchases (53,229 shares)	—	—	—	—	—	(1,378)	(1,378)
Sale of treasury stock (2,000 shares)	—	—	14	—	—	13	27

Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418

Comprehensive income:
Net earnings	—	—	—	6,918	—	—	6,918
Other comprehensive income due to change in unrealized loss on securities available for sale, net	—	—	—	—	1,938	—	1,938

Total comprehensive income	—	—	—	6,918	1,938	—	8,856
Cash dividends paid ($0.70 per share)	—	—	—	(2,643)	—	—	(2,643)
Stock repurchases (61,978 shares)	—	—	—	—	—	(1,613)	(1,613)

Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$(5,734)	$53,018

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net earnings	$6,918	6,585	$6,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	23	330	485
Depreciation and amortization	387	396	444
Premium amortization and discount accretion, net	52	470	994
Deferred tax expense (benefit)	65	(389)	(1,640)
Net loss (gain) on securities available for sale transactions	360	(10)	(11)
Net gain on sale of loans held for sale	(626)	(649)	(669)
Gain on sale of privately-held stock investments	(613)	—	—
Gain on sale of other real estate owned	—	(7)	(15)
Loans originated for sale	(97,477)	(80,803)	(86,401)
Proceeds from sale of loans	98,234	79,744	87,779
Loss on sale of premises and equipment	—	—	3
Increase in cash surrender value of bank owned life insurance	(547)	(452)	(459)
Loss on prepayment of FHLB advances	313	—	—
Net (increase) decrease in other assets	(1,576)	(6,350)	1,263
Net increase (decrease) in accrued expenses and other liabilities	1,168	601	(367)

Net cash provided by (used in) operating activities	6,681	(534)	7,876

Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	89	120	175
Proceeds from sales of securities available-for-sale	50,207	31,146	33,346
Proceeds from maturities of securities available-for-sale	41,509	33,769	38,880
Purchase of securities available-for-sale	(105,423)	(89,736)	(72,388)
Net increase in loans	(40,528)	(328)	(25,609)
Net purchases of premises and equipment	(971)	(2,502)	(75)
Proceeds from sale of other real estate	40	280	386
Decrease (increase) in FHLB stock	526	193	(4)
Proceeds from sale of privately-held stock investment	1,146	—	—

Net cash used in investing activities	(53,405)	(27,058)	(25,289)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(8,861)	8,317	5,421
Net increase in interest-bearing deposits	31,798	6,335	20,236
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	9,846	12,670	(5,882)
Net (decrease) increase in other short-term borrowings	(10,000)	10,000	—
Proceeds from issuance of long-term debt	35,000	—	28,000
Repayments or retirement of long-term debt	(10,331)	(15,018)	(28,018)
Stock repurchases	(1,613)	(1,378)	(1,202)
Proceeds from sale of treasury stock	—	27	23
Dividends paid	(2,643)	(2,417)	(2,220)

Net cash provided by financing activities	43,196	18,536	16,358

Net change in cash and cash equivalents	(3,528)	(9,056)	(1,055)
Cash and cash equivalents at beginning of period	17,026	26,082	27,137

Cash and cash equivalents at end of period	$13,498	17,026	$26,082

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,570	$19,195	$15,086
Income taxes	1,937	4,320	3,292
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	138	276	286
Loans held for sale transferred to loan portfolio	—	—	5,767
Transfer of securities from held-to-maturity to available-for-sale	424	—	—

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Auburn National Bancorporation, Inc. (the “Company”) is a bank holding company whose primary business is conducted by its wholly-owned subsidiary, AuburnBank (the “Bank”). AuburnBank is a commercial bank located in Auburn, Alabama. The Bank provides a full range of banking services in its primary market area, Lee County, which includes the Auburn-Opelika Metropolitan Statistical Area.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, AuburnBank. Significant intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts income and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Cash Equivalents

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2007, all of the Company’s securities are classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method over the anticipated life of the security, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Loans held for sale

Loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans are reported at their outstanding principal balances, net of unearned income. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method that approximates the interest method. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period.

The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-collateralized and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received.

A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as part of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management believes adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on any impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to record adjustments to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation and amortization computed on a straight-line method over the useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value amount or fair value less cost to sell.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales (i.e. loan sales) when control over the assets have been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking that right) to pledge or exchange the transferred assets, and (3) the Company doe not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Derivative Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133,” all derivative instruments are recorded on the consolidated balance sheet at their respective fair values.

The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, on the reason for holding it. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings in the period of change. None of the derivatives utilized by the Company have been designated as a hedge.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature less than one year from the transaction date. Securities sold under agreements to repurchases are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Company’s financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company and its wholly-owned subsidiary file a consolidated income tax return.

Earnings Per Share

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflects the potential dilution that could occur if the Company’s potential common stock was issued. As of December 31, 2007 and 2006, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the years ended December 31, 2007, 2006 and 2005, respectively, is presented on the following page.

	Years ended December 31
(Dollars in thousands, except share and per share data)	2007	2006	2005
Basic:
Net earnings	$6,918	$6,585	$6,470
Average common shares outstanding	3,716,427	3,777,721	3,830,002

Earnings per share	$1.86	$1.74	$1.69

Diluted:
Net earnings	$6,918	$6,585	$6,470
Average common shares outstanding	3,716,427	3,777,721	3,830,002
Dilutive effect of options issued	—	334	792

Average diluted shares outstanding	3,716,427	3,778,055	3,830,794

Earnings per share	$1.86	$1.74	$1.69

Stock–based compensation

Prior to January 1, 2006, the Company accounted for its stock compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock-based employee compensation cost related to stock options was recognized in the consolidated statement of earnings for the year ended December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2005, the FASB issued SFAS No. 123(R), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes APB 25. SFAS 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of earnings. The Company adopted SFAS 123(R) effective January 1, 2006, which did not have a material effect on the consolidated balance sheets or statements of earnings for the Company as all options outstanding were fully vested at that date.

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

Year ended December 31
(Dollars in thousands, except share and per share data)	2005
Basic:
Net earnings—as reported	$6,470
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(3)

Net earnings—pro forma	$6,467

Earnings per share—as reported
Basic	$1.69
Diluted	1.69
Earnings per share—pro forma
Basic	$1.69
Diluted	1.69

The Company granted 4,000 options on January 1, 2003 with an exercise price of $13.39 which was equal to the closing market price on the date of grant. Each option had a fair value of $2.02 at December 31, 2005. These options vested on the date of grant and expired on December 31, 2006. During 2006 and 2005, 2,000 and 800 options were exercised, respectively. At December 31, 2007 and 2006 no options were outstanding.

The Company granted 3,000 options on January 1, 2002 with an exercise price of $11.35 which was equal to the closing market price on the date of grant. These options expired on December 31, 2005. During 2005 1,100 options were exercised.

NOTE 2: SECURITIES

At December 31, 2007 all securities were classified as available-for-sale. During the fourth quarter of 2007, the Company decided to transfer the remaining securities in the held-to-maturity classification into the available-for-sale classification. The carrying value of the securities transferred to the available-for-sale classification were adjusted to market as prescribed in Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This transfer consisted of two securities with a total carrying value of $424 thousand and resulted in the recording of net unrealized losses of approximately $4 thousand.

The fair value and amortized cost for securities available-for-sale at December 31, 2007, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	December 31, 2007
	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
(Dollars in thousands)						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$6,475	20,100	27,314	54,372	108,261	951	54	107,364
State and political subdivisions	433	69	11,762	46,551	58,815	560	320	58,575
Corporate securities	—	2,528	1,011	9,320	12,859	56	118	12,921
Collateralized mortgage obligations	—	—	2,304	9,916	12,220	33	189	12,376
Mortgage-backed securities	—	12,942	20,588	92,688	126,218	189	1,770	127,799

Total available-for-sale	$6,908	35,639	62,979	212,847	318,373	1,789	2,451	319,035

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	3.74%	4.49%	5.26%	5.69%	5.24%
State and political subdivisions	3.62%	7.64%	6.04%	6.10%	6.07%
Corporate securities	—	6.75%	6.01%	6.72%	6.67%
Collateralized mortgage obligations	—	—	4.04%	4.97%	4.79%
Mortgage-backed securities	—	3.95%	3.67%	4.99%	4.67%

Total available-for-sale	3.73%	4.46%	4.85%	5.49%	5.21%

Securities with an aggregate fair value of $193.7 million and $190.8 million at December 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, structured securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Yields related to tax-exempt securities are stated on a fully tax-equivalent basis using an income tax rate of 34%.

Gross gains realized on the sale of securities were $247 thousand, $261 thousand and $123 thousand for the years ended, December 31, 2007, 2006 and 2005 respectively. Gross losses realized on the sale of securities were $607 thousand, $251 thousand and $112 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company sold a privately-held investment in 2007 for a gain of $613 thousand.

The amortized cost and fair value for securities held to maturity at December 31, 2006 by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

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

The fair value and amortized cost for securities available-for-sale at December 31, 2006, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	December 31, 2006
	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
(Dollars in thousands)						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$—	43,412	37,409	19,287	100,108	194	809	100,723
State and political subdivisions	—	511	3,362	45,645	49,518	655	69	48,932
Corporate securities	—	—	3,449	7,137	10,586	51	170	10,705
Collateralized mortgage obligations	—	—	1,518	13,195	14,713	34	300	14,979
Mortgage-backed securities	—	16,701	35,320	74,478	126,499	204	3,682	129,977

Total available-for-sale	$—	60,624	81,058	159,742	301,424	1,138	5,030	305,316

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	—	3.98%	4.92%	7.19%	4.94%
State and political subdivisions	—	—	4.19%	6.05%	6.04%
Corporate securities	—	—	6.53%	7.15%	6.95%
Collateralized mortgage obligations	—	—	3.88%	4.87%	4.77%
Mortgage-backed securities	—	3.68%	3.66%	4.82%	4.34%

Total available-for-sale	—	3.86%	4.39%	5.57%	4.93%

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

Gross unrealized losses on securities at December 31, 2007 were primarily attributable to interest rate changes. The Company has reviewed these securities and does not consider them other-than-temporarily impaired. The composition of securities with an unrealized loss position at December 31, 2007 and 2006 is shown below including the securities with an unrealized loss of less than twelve months and twelve months or longer.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007:
U.S. government agencies, excluding mortgage- backed securities	$16,939	5	14,436	49	31,375	54
State and political subdivisions	11,737	221	5,098	99	16,835	320
Corporate securities	3,396	118	—	—	3,396	118
Collateralized mortgage obligations	—	—	8,311	189	8,311	189
Mortgage-backed securities	9,907	37	80,103	1,733	90,010	1,770

Total	$41,979	381	107,948	2,070	149,927	2,451

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006:
U.S. government agencies, excluding mortgage- backed securities	$24,378	38	48,749	771	73,127	809
State and political subdivisions	5,646	51	902	18	6,548	69
Corporate securities	5,107	143	981	27	6,088	170
Collateralized mortgage obligations	—	—	10,110	300	10,110	300
Mortgage-backed securities	—	—	108,082	3,682	108,082	3,682

Total	$35,131	232	168,824	4,798	203,955	5,030

Included in other assets is stock in the Federal Home Loan Bank (“FHLB”) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $4.9 million and $5.4 million at December 31, 2007 and 2006, respectively.

NOTE 3: LOANS, NET OF UNEARNED INCOME

	December 31
(Dollars in thousands)	2007	2006
Commercial, financial, and agricultural	$62,478	52,923
Leases—commercial	486	761
Real estate—construction:
Commercial	7,901	4,684
Residential	11,370	9,912
Real estate—mortgage:
Commercial	161,703	142,092
Residential	67,246	62,596
Consumer installment	11,539	9,349

Total loans	322,723	282,317
Less: Unearned income	(312)	(334)

Loans, net of unearned income	$322,411	281,983

During 2007 and 2006, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2007 and 2006 amounted to $8.9 million and $7.1 million, respectively. The change from 2006 to 2007 reflects payments of $6.9 million and advances of $8.7 million. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

At December 31, 2007 and 2006, nonaccrual loans amounted to $447 thousand and $72 thousand, respectively. For the years ended December 31, 2007, 2006, and 2005, gross interest income of $15 thousand, $4 thousand, and $36 thousand, respectively, would have been recorded if all nonaccrual loans had been performing in accordance with their original terms and if they had been outstanding throughout the entire period, or since origination held for part of the period.

At December 31, 2007 and 2006, the Company had no impaired loans. For the years ended December 31, 2007 and 2006, there was no average recorded investment in impaired loans. For the year ended December 31, 2005, the average recorded investment in impaired loans was $86 thousand. The Company did not recognize any interest income on impaired loans for the years ended December 31, 2007, 2006, and 2005.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses for the years ended December 31, 2007, 2006 and 2005, is presented below.

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Balance at beginning of period	$4,044	3,843	3,456
Charge-offs	(250)	(189)	(356)
Recoveries	288	60	258

Net (charge-offs) recoveries	38	(129)	(98)
Provision for loan losses	23	330	485

Ending balance	$4,105	4,044	3,843

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2007 and 2006 is presented below.

	December 31
(Dollars in thousands)	2007	2006
Land	$3,075	2,605
Buildings	6,109	5,941
Furniture, fixtures, and equipment	3,699	3,401

Total premises and equipment	12,883	11,947
Less: Accumulated depreciation	(6,460)	(6,151)

Premises and Equipment, net	$6,423	5,796

NOTE 6: DEPOSITS

At December 31, 2007 and 2006, the composition of total deposits is presented below.

	December 31
(Dollars in thousands)	2007	2006
Non-interest bearing demand	$70,241	79,102
NOW	53,557	58,942
Money market	119,198	119,370
Savings	18,271	19,157
Certificates of deposit under $100,0000	88,967	82,790
Certificates of deposit and other time deposits of $100,000 or more	142,351	110,287

Total deposits	$492,585	469,648

At December 31, 2007, the scheduled maturities of certificates of deposit and other time deposits of $100,000 or more is presented below.

(Dollars in thousands)	December 31, 2007
2008	$102,933
2009	35,331
2010	1,173
2011	1,745
2012	1,169
2013 and after	—

Total CDs and other time deposits of $100,000 or more	$142,351

During 2007 and 2006, certain executive officers and directors of the Company and Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits for these persons at December 31, 2007 and 2006 amounted to $16.9 million and $14.1 million, respectively.

NOTE 7: SHORT-TERM BORROWINGS

	2007		2006		2005
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Federal funds purchased and securities sold under agreements to repurchase:
As of December 31	$24,247	3.76%	$14,401	5.28%	$1,731	3.91%
Average during the year	11,536	4.73	6,817	4.77	2,502	3.18
Maximum outstanding at any month-end	24,247		14,401		4,078
Other short-term borrowings:
As of December 31	$—	—%	$10,000	5.52%	$—	—%
Average during the year	1,096	5.44	1,534	5.58	—	—
Maximum outstanding at any month-end	10,000		10,000		—

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $44.0 million with $8.7 million outstanding at December 31, 2007.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $16.4 million and $11.9 million at December 31, 2007 and 2006, respectively, were pledged to secure securities sold under agreements to repurchase.

Other short-term borrowings include FHLB advances with an original maturity of one year or less. FHLB advances are collateralized by securities from the Company’s securities portfolio and a blanket lien on certain qualifying single-family loans held in the Company’s loan portfolio. At December 31, 2007 there were no other short-term borrowings outstanding.

NOTE 8: LONG-TERM DEBT

At December 31, 2007 and 2006, the composition of long-term debt is presented below.

	2007		2006
(Dollars in thousands)	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
FHLB advances:
Fixed Rate, due 2008 to 2017	$169	6.64%	$10,187	5.40%
Convertible—LIBOR based, due 2008 to 2015	83,000	4.10	73,000	4.10

Total FHLB advances	83,169	4.11	83,187	4.26
Structured securities sold under agreements to repurchase	25,000	4.08	—	—
Subordinated debentures	7,217	7.88	7,217	8.38

Total long-term debt	$115,386	4.34%	$90,404	4.59%

Long-term debt consists of FHLB advances with original maturities greater than one year, structured securities sold under agreements to repurchase, and subordinated debentures related to trust preferred securities. At December 31, 2007 and 2006, respectively, the Bank had $83.2 million of long-term FHLB advances.

At December 31, 2007, the Bank had long-term debt in the form of structured securities sold under agreements to repurchases with maturities exceeding one year of $25.0 million. The long-term structured securities sold under agreements to repurchase are callable by the issuer and therefore could mature earlier than the stated maturity date. According to the contractual terms, $20.0 million is callable in 2008 and $5.0 million is callable in 2009. Securities with an aggregate carrying value of $29.9 million at December 31, 2007 were pledged to secure structured securities sold under agreements to repurchase.

The Company formed Auburn National Bancorporation Capital Trust I (“Trust”), a wholly-owned statutory business trust, in 2003. The Trust issued $7.0 million of trust preferred securities that were sold to third parties. The proceeds from the sale of the trust preferred securities were used to purchase subordinated debentures of $7.2 million from the Company, which are presented as long-term debt in the consolidated balance sheets and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The debentures mature on December 31, 2033 and may not be redeemed, except under limited circumstances, until December 31, 2008.

The following is a schedule of annual maturities of long-term debt:

(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total
FHLB advances	$10,018	18	10,018	18	20,000	43,097	83,169
Structured securities sold under agreements to repurchase	—	—	—	5,000	5,000	15,000	25,000
Subordinated debentures	—	—	—	—	—	7,217	7,217

Total long-term debt	$10,018	18	10,018	5,018	25,000	65,314	115,386

NOTE 9: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2007, 2006, and 2005, is presented below.

(In thousands)	Pre-tax amount	Tax (expense) benefit	Net of tax amount
2007:
Unrealized net holding gain on securities	$3,483	(1,393)	2,090
Reclassification adjustment for realized (gains) losses on securities	(253)	101	(152)

Other comprehensive income	$3,230	(1,292)	1,938

2006:
Unrealized net holding gain on securities	$2,746	(1,098)	1,648
Net gain on cash flow hedge derivative	8	(3)	5
Reclassification adjustment for realized (gains) losses on securities	(10)	4	(6)

Other comprehensive income	$2,744	(1,097)	1,647

2005:
Unrealized net holding loss on securities	(6,231)	2,492	(3,739)
Net gain on cash flow hedge derivative	208	(83)	125
Reclassification adjustment for realized (gains) losses on securities	(11)	4	(7)

Other comprehensive loss	$(6,034)	2,413	(3,621)

NOTE 10: INCOME TAXES

The aggregate amount of income tax expense (benefit) included in the consolidated statements of earnings and in the consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2006, and 2005 is presented below.

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Earnings from continuing operations	$2,240	2,312	2,209
Stockholders’ equity, for accumulated other comprehensive income (loss)	1,292	1,097	(2,413)

Total	$3,532	3,409	(204)

For the years ended December 31, 2007, 2006, and 2005 the components of income tax expense from continuing operations are presented below.

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Current income taxes:
Federal	$2,078	2,305	3,409
State	97	396	440

Total current income taxes	2,175	2,701	3,849

Deferred income taxes:
Federal	(82)	(343)	(1,481)
State	147	(46)	(159)

Total deferred income taxes	65	(389)	(1,640)

Total income taxes	$2,240	2,312	2,209

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2007, 2006, and 2005, is presented below.

	2007		2006		2005
(Dollars in thousands)	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings
Earnings before income taxes	$9,158		8,897		8,679

Income taxes at statutory rate	3,114	34.0%	3,025	34.0	2,951	34.0
Tax-exempt interest	(625)	(6.8)	(594)	(6.7)	(582)	(6.7)
State income taxes, net of federal tax effect	161	1.8	231	2.6	185	2.1
Low-income housing credit	(228)	(2.5)	(228)	(2.6)	(228)	(2.6)
Bank owned life insurance	(186)	(2.0)	(152)	(1.7)	(156)	(0.0)
Other	4	0.0	30	0.3	39	0.4

Total income tax expense	$2,240	24.5%	2,312	26.0	2,209	25.5

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	December 31
(Dollars in thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,515	1,557
Principal amortization of leases	2,905	2,804
Unrealized loss on securities	265	1,557
Other	9	152

Total deferred tax assets	4,694	6,070

Deferred tax liabilities:
Depreciation	2,740	2,824
Discount accretion	534	401
FHLB stock dividends	25	28
Prepaid expenses	92	106
Deferred loan fees	57	84
Other	91	115

Total deferred tax liabilities	3,539	3,558

Net deferred tax asset	$1,155	2,512

The change in the net deferred tax asset (liability) for the years ended December 31, 2007, 2006, and 2005, is presented below.

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Net deferred tax asset (liability):
Balance, beginning of year	$2,512	3,220	(833)
Deferred tax (expense) benefit related to continuing operations	(65)	389	1,640
Stockholders’ equity, for accumulated other comprehensive income	(1,292)	(1,097)	2,413

Balance, end of year	$1,155	2,512	3,220

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions by providing guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of January 1, 2007, the Company had $658 thousand of unrecognized tax benefits related to state income tax matters. During the fourth quarter of 2007, the Company recognized previously unrecognized tax benefits upon settlement of an uncertain tax position related to state income taxes. As of December 31, 2007, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2008 relative to any tax positions taken prior to December 31, 2007.

A reconciliation of the change in unrecognized tax benefits from January 1, 2007, to December 31, 2007, is as follows:

(Dollars in thousands)	2007
Balance at beginning of year	$658
Increases (decreases) for tax positions relating to current period	49
Increases (decreases) for tax positions relating to prior periods	(378)
Decreases related to settlements with taxing authorities	(329)
Reductions related to lapse of statute of limitations	—

Balance at end of year	$—

As of December 31, 2007, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. Except for the tax positions covered by the tax settlement described above, the Company is currently open to audit by the state of Alabama for the years ended December 31, 2003, through 2007.

NOTE 11: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $109 thousand, $107 thousand, and $120 thousand for the years ended December 31, 2007, 2006, and 2005, respectively, and are included in salaries and benefits expense.

NOTE 12: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. Beginning in 2006, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counter party or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.

A summary of the Company’s interest rate swaps is presented below.

	December 31, 2007
(Dollars in thousands)	Notional Amount	Estimated fair value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$7,000	(625)
Pay variable / receive fixed swaps	7,000	625

Total	$14,000	—

In prior periods, the Company accounted for its only interest rate swap as a hedge of the cash flows on variable-rate money market accounts. The interest rate swap was sold in August 2006, before its scheduled maturity in July 2007. There was not any material hedge ineffectiveness from this cash flow hedge recognized in the statements of earnings for the years ended December 31, 2006 and 2005, respectively. Additionally, the sale of the interest rate swap did not have a material effect on the Company’s consolidated financial statements.

NOTE 13: COMMITMENTS AND CONTINGENT LIABILITIES

Credit-Related Financial Instruments

The Company is party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31
(Dollars in thousands)	2007	2006
Commitments to extend credit	$54,460	51,666
Standby letters of credit	10,055	10,612

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $87 thousand and $104 thousand at December 31, 2007 and 2006, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2007, are as follows: 2008, $221 thousand; 2009, $137 thousand; 2010, $110 thousand; 2011, $80 thousand; 2012, $38 thousand.

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceeding will not have a material adverse affect upon the financial position or results of operations of the Company and Bank.

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents

Due to their short-term nature, the carrying amounts reported in the balance sheet are assumed to approximate fair value for these assets. For purposes of disclosure, cash equivalents include federal funds sold and other short-term investments.

Securities

The fair values of securities are based primarily upon quoted market prices. In some instances, for securities that are not widely traded, market quotes for comparable securities were used.

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

Deposits

The fair values disclosed for demand deposits, such as interest and noninterest checking, NOW accounts, savings and certain types of money market accounts, are by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

Short-term borrowings

The fair values of federal funds purchased, securities sold under agreements to repurchase, and other short–term borrowings approximate their carrying value.

Long–term debt

The fair value of the Company’s fixed rate long–term debt is estimated using discounted cash flows based on estimated current market rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate long–term debt approximates its fair value.

The carrying value and related estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 are presented below.

	2007		2006
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$13,498	$13,498	$17,026	$17,026
Securities	318,373	318,373	301,937	301,938
Loans, net of allowance for loan losses (1)	321,284	322,739	281,048	278,616
Financial Liabilities:
Deposits	$492,585	$491,423	$469,648	$447,256
Short-term borrowings	24,247	24,247	24,401	24,401
Long-term debt	115,386	114,236	90,404	88,343

(1)	includes loans held for sale

NOTE 15: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk–weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management is not aware of any conditions or events since that notification that management believes have changed the Bank’s capital category.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2007 and 2006 are presented below.

			Minimum for capital adequacy purposes		Minimum to be well capitalized
	Actual
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2007:
Leverage
Auburn National Bancorporation	$60,521	9.02%	$26,872	4.00%	N/A	N/A
AuburnBank	55,570	8.34	26,655	4.00	$33,318	5.00%
Tier 1 Capital
Auburn National Bancorporation	$60,521	14.74%	$16,422	4.00%	N/A	N/A
AuburnBank	55,570	13.69	16,240	4.00	$24,360	6.00%
Total Risk-Based Capital
Auburn National Bancorporation	$64,627	15.74%	$32,844	8.00%	N/A	N/A
AuburnBank	59,676	14.70	32,480	8.00	$40,600	10.00%
At December 31, 2006:
Leverage
Auburn National Bancorporation	$57,868	9.22%	$25,102	4.00%	N/A	N/A
AuburnBank	53,024	8.51	24,936	4.00	$31,170	5.00%
Tier 1 Capital
Auburn National Bancorporation	$57,868	15.59%	$14,850	4.00%	N/A	N/A
AuburnBank	53,024	14.44	14,684	4.00	$22,026	6.00%
Total Risk-Based Capital
Auburn National Bancorporation	$61,912	16.68%	$29,700	8.00%	N/A	N/A
AuburnBank	57,068	15.55	29,368	8.00	$36,710	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2007, the Bank could have declared additional dividends of approximately $6.1 million without prior approval of regulatory authorities. As a result of this limitation, approximately $44.3 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 16: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheet and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2007	2006
Assets:
Cash and due from banks	$1,271	1,321
Investment in bank subsidiary	55,389	50,896
Premises and Equipment	4,103	3,614
Other assets	347	438

Total assets	$61,110	56,269

Liabilities:
Accrued expenses and other liabilities	$875	634
Long-term debt	7,217	7,217

Total liabilities	8,092	7,851
Stockholders’ equity	53,018	48,418

Total liabilities and stockholders’ equity	$61,110	56,269

CONDENSED STATEMENTS OF EARNINGS

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Income:
Dividends from bank subsidiary	$4,753	6,934	3,199
Interest on bank deposits	—	—	9
Noninterest income	463	387	380

Total income	5,216	7,321	3,588

Expense:
Interest	583	560	429
Non-interest	494	437	436

Total expense	1,077	997	865

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	4,139	6,324	2,723
Income tax benefit	(224)	(234)	(182)

Earnings before equity in undistributed earnings bank subsidiary	4,363	6,558	2,905
Equity in undistributed earnings of bank subsidiary	2,555	27	3,565

Net Earnings	$6,918	6,585	6,470

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net earnings	$6,918	6,585	6,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116	114	109
Decrease (increase) in other assets	91	(8)	(204)
Increase in other liabilities	241	186	190
Equity in undistributed earnings of bank subsidiary	(2,555)	(27)	(3,565)

Net cash provided by operating activities	4,811	6,850	3,000

Cash flows from investing activities:
Purchases of premises and equipment	(605)	(2,491)	(15)
Cash dividend to bank subsidiary	—	—	(1,000)

Net cash used by investing activities	(605)	(2,491)	(1,015)

Cash flows from financing activities:
Stock repurchases	(1,613)	(1,378)	(1,202)
Proceeds from sale of treasury stock	—	27	23
Dividends paid	(2,643)	(2,417)	(2,220)

Net cash used in financing activities	(4,256)	(3,768)	(3,399)

Net change in cash and cash equivalents	(50)	591	(1,414)
Cash and cash equivalents at beginning of period	1,321	730	2,144

Cash and cash equivalents at end of period	$1,271	1,321	730

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The Board of Directors has adopted a Code of Conduct and Ethics applicable to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial and principal accounting officer and other senior financial officers. The Code of Conduct and Ethics, as well as the charters for the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee, can be found by clicking the heading “About Us” on the Company’s website, www.auburnbank.com, and then clicking on “Corporate Governance.” In addition, this information is available in print to any shareholder who requests it. Written requests for a copy of the Company’s Code of Conduct or the Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee Charters may be sent to Auburn National Bancorporation, Inc., 100 N. Gay Street, Auburn, Alabama 36830, Attention: Marla Kickliter, Senior Vice President of Compliance and Internal Audit. Requests may also be made via telephone by contacting Marla Kickliter, Senior Vice President of Compliance and Internal Audit, or Laura Carrington, Vice President of Human Resources, at (334) 821-9200. As additional corporate governance standards are adopted, they will be disclosed on an ongoing basis on the Company’s website.

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

As of December 31, 2007 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Earnings for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007.

4.1

Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2

Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3

Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

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

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, VP, Controller and Chief Financial Officer.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 31st day of March, 2008.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR	President, CEO and Chairman of the Board (Principal Executive Officer)	March 31, 2008
E. L. Spencer, Jr.

/S/ DAVID A. HEDGES	VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
David A. Hedges

/S/ ROBERT W. DUMAS	Director	March 31, 2008
Robert W. Dumas

/S/ TERRY W. ANDRUS	Director	March 31, 2008
Terry W. Andrus

/S/ DAVID E. HOUSEL	Director	March 31, 2008
David E. Housel

/S/ WILLIAM F. HAM, JR.	Director	March 31, 2008
William F. Ham, Jr.