Form 10-Q
period 2008-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2008-05-15
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $0.01 par value per share	3,680,809 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2008	December 31, 2007
Assets:
Cash and due from banks	$16,614	$13,312
Federal funds sold	23,071	50
Interest bearing bank deposits	101	136

Cash and cash equivalents	39,786	13,498

Securities available-for-sale	322,843	318,373
Loans held for sale	3,731	2,978
Loans, net of unearned income	331,083	322,411
Allowance for loan losses	(4,074)	(4,105)

Loans, net	327,009	318,306

Premises and equipment, net	6,350	6,423
Bank-owned life insurance	14,947	14,825
Other assets	14,240	14,256

Total assets	$728,906	$688,659

Liabilities:
Deposits:
Noninterest-bearing	$74,236	$70,241
Interest-bearing	463,207	422,344

Total deposits	537,443	492,585
Federal funds purchased and securities sold under agreements to repurchase	7,471	24,247
Long-term debt	123,381	115,386
Accrued expenses and other liabilities	4,319	3,423

Total liabilities	672,614	635,641

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,748	3,748
Retained earnings	56,532	55,362
Accumulated other comprehensive income (loss), net	1,707	(397)
Less treasury stock, at cost - 275,326 shares for March 31, 2008 and December 31, 2007, respectively	(5,734)	(5,734)

Total stockholders’ equity	56,292	53,018

Total liabilities and stockholders’ equity	$728,906	$688,659

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31
(Dollars in thousands, except share and per share data)	2008	2007
Interest income:
Loans, including fees	$6,019	$5,695
Securities	3,913	3,517
Federal funds sold and interest bearing bank deposits	24	95

Total interest income	9,956	9,307

Interest expense:
Deposits	4,069	4,120
Short-term borrowings	96	197
Long-term debt	1,253	1,035

Total interest expense	5,418	5,352

Net interest income	4,538	3,955
Provision for loan losses	60	3

Net interest income after provision for loan losses	4,478	3,952

Noninterest income:
Service charges on deposit accounts	311	328
Servicing fees	79	89
Gain on sale of loans held for sale	174	176
Bank-owned life insurance	122	141
Securities gains, net	43	11
Other	427	443

Total noninterest income	1,156	1,188

Noninterest expense:
Salaries and benefits	1,853	1,735
Net occupancy and equipment	306	294
Professional fees	158	134
Other	832	740

Total noninterest expense	3,149	2,903

Earnings before income taxes	2,485	2,237
Income tax expense	634	559
Net earnings	$1,851	$1,678

Net earnings per share:
Basic and diluted	$0.50	$0.45

Weighted average shares outstanding:
Basic and diluted	3,681,809	3,739,803

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

(Dollars in thousands, except share and per share data)	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total
	Shares	Amount
Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418
Comprehensive income:
Net earnings	—	—	—	1,678	—	—	1,678
Other comprehensive income due to change in net unrealized gain (loss) on securities available-for-sale	—	—	—	—	879	—	879

Total comprehensive income	—	—	—	1,678	879	—	2,557

Cash dividends paid ($0.175 per share)	—	—	—	(653)	—	—	(653)
Stock repurchases (8,084 shares)	—	—	—	—	—	(233)	(233)

Balance, March 31, 2007	3,957,135	$39	$3,748	$52,112	$(1,456)	$(4,354)	$50,089

Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$(5,734)	$53,018
Comprehensive income:
Net earnings	—	—	—	1,851	—	—	1,851
Other comprehensive income due to change in net unrealized gain (loss) on securities available-for-sale	—	—	—	—	2,104	—	2,104

Total comprehensive income	—	—	—	1,851	2,104	—	3,955

Cash dividends paid ($0.185 per share)	—	—	—	(681)	—	—	(681)

Balance, March 31, 2008	3,957,135	$39	$3,748	$56,532	$1,707	$(5,734)	$56,292

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
(In thousands)	2008	2007
Cash flows from operating activities:
Net earnings	$1,851	$1,678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	3
Depreciation and amortization	90	100
Premium amortization and discount accretion, net	(23)	54
Net (gain) loss on securities available for sale transactions	(43)	602
Net gain on sale of loans held for sale	(174)	(176)
Gain on sale of privately-held stock investments	—	(613)
Loans originated for sale	(24,805)	(24,780)
Proceeds from sale of loans	24,226	23,594
Increase in cash surrender value of bank owned life insurance	(122)	(141)
Net decrease (increase) in other assets	64	(694)
Net (decrease) increase in accrued expenses and other liabilities	(242)	606

Net cash provided by operating activities	882	233

Cash flows from investing activities:
Proceeds from maturities of securities held- to- maturity	—	25
Proceeds from sales of securities available-for-sale	14,532	16,014
Proceeds from maturities of securities available-for-sale	29,386	12,842
Purchase of securities available-for-sale	(44,815)	(23,456)
Net increase in loans	(9,086)	(778)
Net purchases of premises and equipment	(7)	(137)
Proceeds from sale of privately-held stock investment	—	1,146

Net cash (used in) provided by investing activities	(9,990)	5,656

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	3,995	(1,001)
Net increase in interest-bearing deposits	40,863	24,571
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(16,776)	(7,453)
Proceeds from issuance of long-term debt	8,000	—
Net decrease in other short-term borrowings	—	(10,000)
Repayments or retirement of long-term debt	(5)	(5)
Purchase of treasury stock	—	(233)
Dividends paid	(681)	(653)

Net cash provided by financing activities	35,396	5,226

Net change in cash and cash equivalents	26,288	11,115
Cash and cash equivalents at beginning of period	13,498	17,026

Cash and cash equivalents at end of period	$39,786	$28,141

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,123	$5,365
Income taxes	110	523
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	323	—

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

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the three months ended March 31, 2008, are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the three months ended March 31, 2008 and 2007, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At March 31, 2008 and 2007, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three months ended March 31, 2008 and 2007, respectively, is presented below.

	Three Months Ended March 31
(Dollars in thousands, except share and per share data)	2008	2007
Basic:
Net earnings	$1,851	$1,678
Average common shares outstanding	3,681,809	3,739,803

Earnings per share	$0.50	$0.45

Diluted:
Net earnings	$1,851	$1,678
Average common shares outstanding	3,681,809	3,739,803
Dilutive effect of options issued	—	—

Average diluted shares outstanding	3,681,809	3,739,803

Earnings per share	$0.50	$0.45

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income for the three months ended March 31, 2008 and 2007 is presented below.

	Three Months Ended March 31
(In thousands)	2008	2007
Comprehensive income:
Net earnings	$1,851	$1,678
Other comprehensive income:
Change in net unrealized gain (loss) on securities available-for-sale	2,104	879

Total comprehensive income	$3,955	$2,557

NOTE 4: SECURITIES

The fair value and amortized cost for securities available-for-sale at March 31, 2008, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	March 31, 2008
	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
(Dollars in thousands)						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$1,002	3,055	27,859	60,209	92,125	2,047	—	90,078
State and political subdivisions	436	70	13,076	49,835	63,417	793	430	63,054
Corporate securities	—	2,528	1,011	9,717	13,256	38	121	13,339
Collateralized mortgage obligations	—	—	2,178	9,551	11,729	23	107	11,813
Mortgage-backed securities	—	13,609	21,588	107,119	142,316	1,060	459	141,715

Total available-for-sale	$1,438	19,262	65,712	236,431	322,843	3,961	1,117	319,999

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	3.77%	5.25%	5.25%	5.46%	5.37%
State and political subdivisions	3.62%	7.64%	6.03%	6.06%	6.04%
Corporate securities	—	6.75%	6.01%	6.59%	6.57%
Collateralized mortgage obligations	—	—	3.98%	5.03%	4.83%
Mortgage-backed securities	—	3.86%	3.75%	4.99%	4.69%

Total available-for-sale	3.72%	4.47%	4.88%	5.40%	5.23%

Securities with an aggregate fair value of $228.9 million and $193.7 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, structured securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

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

Gross unrealized losses on securities at March 31, 2008 were primarily attributable to interest rate changes. The Company has reviewed these securities and does not consider them other-than-temporarily impaired.

Gross gains realized on the sale of securities available-for-sale for the three months ended March 31, 2008 were $43 thousand. Gross losses realized on the sale of securities available-for-sale for the three months ended March 31, 2007 were $602 thousand.

The fair value and amortized cost for securities available-for-sale at December 31, 2007, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	December 31, 2007
	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
(Dollars in thousands)						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$6,475	20,100	27,314	54,372	108,261	951	54	107,364
State and political subdivisions	433	69	11,762	46,551	58,815	560	320	58,575
Corporate securities	—	2,528	1,011	9,320	12,859	56	118	12,921
Collateralized mortgage obligations	—	—	2,304	9,916	12,220	33	189	12,376
Mortgage-backed securities	—	12,942	20,588	92,688	126,218	189	1,770	127,799

Total available-for-sale	$6,908	35,639	62,979	212,847	318,373	1,789	2,451	319,035

Weighted average yield:
U.S. government agencies, excluging mortgage-backed securities	3.74%	4.49%	5.26%	5.69%	5.24%
State and political subdivisions	3.62%	7.64%	6.04%	6.10%	6.07%
Corporate securities	—	6.75%	6.01%	6.72%	6.67%
Collateralized mortgage obligations	—	—	4.04%	4.97%	4.79%
Mortgage-backed securities	—	3.95%	3.67%	4.99%	4.67%

Total available-for-sale	3.73%	4.46%	4.85%	5.49%	5.21%

NOTE 5: INCOME TAXES

As of March 31, 2008 and December 31, 2007, the Company had no unrecognized tax benefits related to federal or state income tax matters.

As of March 31, 2008 and December 31, 2007, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2007. The Company is currently open to audit by the state of Alabama for the years ended December 31, 2003, through 2007, although certain matters have been closed.

NOTE 6: FAIR VALUE DISCLOSURES

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, valuations based on quoted prices for similar assets or liabilities in markets that are not active or valuations based on inputs other than quoted prices for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. At March 31, 2008 the Company had no liabilities recorded at fair value on a recurring basis. In addition, at March 31, 2008 the Company had no assets where the fair value measurement required the use of significant unobservable inputs or Level 3 inputs.

The fair value hierarchy as of March 31, 2008 for the Company’s assets measured at fair value on a recurring basis is presented on the following page.

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2008:
Securities available-for-sale	$322,843	—	322,843	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2008 and March 31, 2007.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “desired,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “evaluate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2007 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS.”

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

Summary of Results of Operations	Three Months Ended March 31
(In thousands, except per share amounts)	2008	2007
Net interest income (GAAP)	$4,538	$3,955
Tax-equivalent adjustment	321	268

Net interest income	4,859	4,223
Noninterest income	1,156	1,188

Total revenue	6,015	5,411
Provision for loan losses	60	3
Noninterest expense	3,149	2,903
Income tax expense	634	559
Tax-equivalent adjustment	321	268

Net earnings	1,851	1,678

Basic and diluted earnings per share	$0.50	$0.45

Financial Summary

The Company’s first quarter 2008 net earnings were $1.9 million, an increase of 10% from the same period of 2007, and basic and diluted earnings per share were up 11% to $0.50.

In the first quarter of 2008, total revenue (on a tax-equivalent basis) was approximately $6.0 million, an increase of 11% from the first quarter of 2007. Net interest income (on a tax-equivalent basis) was approximately $4.9 million for the first quarter of 2008, an increase of 15% from the first quarter of 2007, reflecting growth in the loan portfolio.

Credit quality continues to be strong, with an annualized net charge-offs ratio of 0.11%. Nonperforming assets increased to 1.53% of total loans at March 31, 2008, however, the increase was primarily due to one loan participation in the amount of $4.5 million that was placed on nonaccrual in the first quarter of 2008. Excluding the effects of this loan participation, nonperforming assets were only 0.18% of total loans. Management is closely monitoring this loan participation, which is secured by a completed Gulf Coast condominium project. Management currently believes the level of the allowance for loan losses is adequate to absorb inherent losses in the loan portfolio, including this loan participation. The provision for loan losses increased $57 thousand in the first quarter of 2008 compared with the first quarter of 2007. This increase is primarily due to net charge-offs of $91 thousand in the first quarter of 2008, compared to a net recovery of $76 thousand in the first quarter of 2007.

Average loans and loans held for sale increased 16.9% in the first quarter of 2008 from the first quarter of 2007 to $332.7 million. Average total securities increased 6.8% in the first quarter of 2008 from the first quarter of 2007 to $318.3 million. Average total deposits increased 7.3% in the first quarter of 2008 from the first quarter of 2007 to $511.4 million.

Noninterest expense increased 8% in the first quarter of 2008 from the first quarter of 2007, largely reflecting increases in salaries and benefits expense and other noninterest expense.

In the first quarter of 2008, the Company paid cash dividends of $681 thousand, or $ 0.185 per share, and our dividend payout ratio was 37.00%. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a tier 1 capital ratio of 14.64% and a leverage ratio of 8.82% at March 31, 2008.

Critical Accounting Policies

The accounting and financial policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The allowance for loan losses is an accounting policy applied by the Company which is deemed critical. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different conditions exist or occur- depending upon the magnitude of the changes; then our actual financial condition and financial results could differ significantly. For a more detailed discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES” on pages 25–26 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Average Balance Sheet and Interest Rates	Three Months Ended March 31
	2008		2007
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$332,741	7.28%	$284,541	8.12%
Securities - taxable	259,046	5.11%	247,561	4.91%
Securities - tax-exempt	59,247	6.41%	50,573	6.34%

Total securities	318,293	5.35%	298,134	5.15%
Federal funds sold	2,513	2.40%	7,095	4.97%
Interest bearing bank deposits	758	4.78%	946	3.43%

Total interest-earning assets	654,305	6.32%	590,716	6.57%

Deposits:
NOW	65,478	2.46%	61,308	2.49%
Savings and money market	127,208	2.29%	143,498	3.99%
Certificates of deposits less than $100,000	90,937	5.34%	84,191	5.14%
Certificates of deposits and other time deposits of $100,000 or more	157,737	4.43%	117,466	4.37%

Total interest-bearing deposits	441,360	3.71%	406,463	4.11%
Short-term borrowings	13,541	2.85%	15,592	5.12%
Long-term debt	116,581	4.32%	90,530	4.64%

Total interest-bearing liabilities	571,482	3.81%	512,585	4.23%

Net interest income and margin	$4,859	2.99%	$4,223	2.90%

RESULTS OF OPERATIONS

Net Interest Income and Margin

Tax-equivalent net interest income increased 15% in the first quarter of 2008 from the first quarter of 2007, reflecting growth in the loan portfolio. Net interest margin increased 9 basis points to 2.99%.

The tax-equivalent yield on total interest earning assets decreased 25 basis points in the first quarter of 2008 from the first quarter of 2007, to 6.32%. This decrease was driven by an 84 basis point decrease in the yield on loans and loans held for sale to 7.28% offset by a 20 basis point increase in the tax-equivalent yield on total securities to 5.35%.

The cost of total interest-bearing liabilities decreased 42 basis points in the first quarter of 2008 from the first quarter of 2007, to 3.81%. This decrease was driven by a 40 basis point decrease in the cost of total interest-bearing deposits to 3.71%, a 227 basis point decrease in the cost of short-term borrowings to 2.85% and a 32 basis point increase in the cost of long-term debt to 4.32%. The average federal funds rate during the first quarter of 2008 was 208 basis points lower than the average for the same period in 2007.

Noninterest Income	Three Months Ended March 31
(Dollars in thousands)	2008	2007
Service charges on deposit accounts	$311	$328
Servicing fees	79	89
Gain on sale of loans held for sale	174	176
Bank-owned life insurance	122	141
Securities gains (losses), net	43	11
Other	427	443

Total noninterest income	$1,156	$1,188

The major components of noninterest income are service charges on deposit accounts, servicing fees, gain on sale of loans held for sale, income from bank-owned life insurance, securities gains, net, and other noninterest income.

Noninterest income decreased 3% or $32 thousand in the first quarter of 2008 compared to the same period in 2007. Overall, there were no material changes in the first quarter of 2008 compared to the same period in 2007 among the major components of noninterest income.

Noninterest Expense	Three Months Ended March 31
(In thousands)	2008	2007
Salaries and benefits	$1,853	$1,735
Net occupancy and equipment	306	294
Professional fees	158	134
Other	832	740

Total noninterest expense	$3,149	$2,903

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense increased 8%, or $246 thousand, in the first quarter of 2008 from the first quarter of 2007. This increase was primarily related to increases of $118 thousand in salaries and benefits expense and $92 thousand in other noninterest expense. The increase in salaries and benefits expense is primarily due to the hiring of new personnel and normal increases in salaries and benefits costs. The increase in other noninterest expense is a result of various factors, including increases in assessments charged under the new FDIC deposit assessment rules.

Income Tax Expense

Income tax expense increased $75 thousand in the first quarter of 2008 from the first quarter of 2007. The Company’s effective tax rate for the first quarter of 2008 was 25.51%, compared to 24.99% for the first quarter of 2007. The increase in income tax expense was primarily due to an increase in the earnings before taxes.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $322.8 million and $318.4 million as of March 31, 2008 and December 31, 2007, respectively. Unrealized net gains on securities available-for-sale were $2.8 million at March 31, 2008 compared to unrealized net losses of $0.7 million at December 31, 2007. Increases in the fair value of securities available-for-sale from December 31, 2007 were primarily driven by decreases in interest rates.

The average yield earned on total securities was 5.35% in the first quarter of 2008 and 5.15% in the first quarter of 2007. The increase in the average yield is due to an increase in the average balance of tax-exempt municipal bonds. These bonds typically have longer maturities and offer above-market yields.

Loans	2008	2007
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial, financial and agricultural	$66,272	62,478	56,986	54,923	50,740
Leases - commercial	459	486	513	646	713
Real estate - construction:
Commercial	8,706	7,901	10,282	9,096	5,137
Residential	9,574	11,370	13,420	12,611	10,067
Real estate - mortgage:
Commercial	165,402	161,703	157,072	151,591	144,671
Residential	68,643	67,246	66,957	63,121	61,707
Consumer installment	12,317	11,539	11,892	11,619	10,121

Total loans	331,373	322,723	317,122	303,607	283,156
Less: Unearned Income	(290)	(312)	(327)	(326)	(319)

Loans, net of unearned income	$331,083	322,411	316,795	303,281	282,837

Total loans, net of unearned income, were $331.1 million as of March 31, 2008, an increase of $8.7 million, or 3%, from $322.4 million at December 31, 2007. Growth in commercial, financial, and agricultural loans and commercial real estate mortgage loans were the primary drivers of the increase. As of March 31, 2008, commercial, financial, and agricultural loans and commercial real estate mortgage loans increased $3.8 million and $3.7 million, respectively, from December 31, 2007.

Three loan categories represented the majority of the loan portfolio as of March 31, 2008. Commercial real estate mortgage loans represented 50%, residential real estate mortgage loans represented 21% and commercial, financial and agricultural loans represented 20% of the Bank’s total loans at March 31, 2008.

The average yield earned on loans and loans held for sale was 7.28% in the first quarter of 2008 and 8.12% in the first quarter of 2007.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the probable losses in the loan portfolio. As of March 31, 2008 and December 31, 2007, the allowance for loan losses was $4.1 million, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES” on pages 25–26 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

A summary of the changes in the allowance for loan losses during the first quarter of 2008 and the previous four quarters are presented below.

	2008	2007
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$4,105	4,074	4,104	4,123	4,044
Charge-offs	(139)	(95)	(36)	(119)	0
Recoveries	48	126	6	80	76

Net (charge-offs) recoveries	(91)	31	(30)	(39)	76
Provision for loan losses	60	0	0	20	3

Ending balance	$4,074	4,105	4,074	4,104	4,123

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indicators and other pertinent factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.23% at March 31, 2008, compared to 1.27% at December 31, 2007. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety are believed to be weakening or improving, respectively.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $60 thousand and $3 thousand for the three months ended March 31, 2008 and 2007.

Based upon its evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2008. Increased charge-offs in the first quarter of 2008 compared to the first quarter of 2007 were the primary reasons for the increased provision expense.

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

Nonperforming Assets

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and violations of laws and regulations.

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2008, the Company had $4.6 million in loans on nonaccrual compared to $447 thousand at December 31, 2007. The increase was primarily due to one purchased loan participation in the amount of $4.5 million that was placed on nonaccrual in the first quarter of 2008.

At March 31, 2008 and December 31, 2007, respectively, the Company owned $421 thousand and $98 thousand in other real estate which we had acquired through foreclosure and otherwise from borrowers.

At March 31, 2008, the Company had no loans 90 days past due and still accruing interest compared to $4 thousand at December 31, 2007. At March 31, 2008 and at December 31, 2007, no loans were deemed to be restructured loans.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	2008	2007
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonaccrual loans	$4,631	447	392	7	230
Other nonperforming assets
(primarily other real estate owned)	421	98	—	—	—
Accruing loans 90 days or more past due	—	4	55	—	—

Total nonperforming assets	$5,052	549	447	7	230

as a % of loans	1.53%	0.17	0.14	0.00	0.08

Potential problem assets, which are not included in nonperforming assets, amounted to $4.7 million, or 1.4% of total loans outstanding, net of unearned income at March 31, 2008, compared to $9.2 million, or 2.8% of total loans outstanding, net of unearned income at December 31, 2007. The decrease in potential problem assets is due to the $4.5 million loan participation previously mentioned being placed on nonaccrual in the first quarter of 2008. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Deposits

Total deposits were $537.4 million and $492.6 million at March 31, 2008 and December 31, 2007, respectively. The increase of $44.8 million in total deposits from December 31, 2007 was largely due to increases in NOW accounts and CDs over $100,000, offset by decreases in money market accounts. NOW accounts increased $25.4, million or 47%, from

December 31, 2007. CDs over $100,000 increased $29.6 million or 21% from December 31, 2007. These increases were primarily driven by increases in large commercial and public customer accounts. Money market accounts decreased $17.7 million or 15% from December 31, 2007. This decrease was primarily driven by customer preferences as decreases in market rates have lowered yields on these accounts.

The average rate paid on total interest-bearing deposits was 3.71% in the first quarter of 2008 and 4.11% in the first quarter of 2007.

Noninterest bearing deposits were 14% of total deposits as of March 31, 2008 and December 31, 2007, respectively.

Other Borrowings

Other borrowings consists of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal fund lines totaling $44.0 million with none outstanding at March 31, 2008, compared to $44.0 million and $8.7 million outstanding at December 31, 2007. Securities sold under agreements to repurchase totaled $7.5 million at March 31, 2008, compared to $15.5 million at December 31, 2007.

The average rate paid on short-term borrowings was 2.85% in the first quarter of 2008 and 5.12% in the first quarter of 2007.

Long-term debt included FHLB borrowings with an original maturity greater than one year, structured securities sold under agreements to repurchase and junior subordinated debentures related to trust preferred securities. At March 31, 2008 and December 31, 2007, the Bank had $91.2 million and $83.2 million in long-term FHLB borrowings, respectively. At March 31, 2008 and December 31, 2007, the bank had $25.0 million in structured securities sold under agreements to repurchase, respectively. Structured securities sold under agreements to repurchase are term repurchase agreements with original maturities greater than one year. At March 31, 2008 and December 31, 2007, the Company had $7.2 million in junior subordinated debentures outstanding, respectively.

The average rate paid on long-term debt was 4.32% in the first quarter of 2008 and 4.64% in the first quarter of 2007.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $56.3 million and $53.0 million as of March 31, 2008 and December 31, 2007, respectively. The increase from December 31, 2007 is primarily due to net earnings of $1.9 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale of $2.1 million. These increases were partially offset by cash dividends paid of $681 thousand, or $0.185 per share.

The Company’s Tier 1 leverage ratio was 8.82%, Tier 1 risk-based capital ratio was 14.64% and Total risk-based capital ratio was 15.60% at March 31, 2008. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Interest Rate Sensitivity Management

In the normal course of business, the Company is exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates interest rate risk so that the Bank can meet customer demands for various types of loans and deposits. Measurements used to help manage interest rate sensitivity include an earnings simulation model and an economic value of equity model.

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at March 31, 2008.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at March 31, 2008.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates, and other economic and market factors. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates or economic stress, which may differ across industries and economic sectors. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios in seeking satisfactory, consistent levels of profitability within the framework of the Company’s established liquidity, loan, investment, borrowing, and capital policies.

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2006, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2008 and December 31, 2007, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

The primary source of funding for the Company includes dividends received from the Bank and proceeds from the issuance of common stock. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on junior subordinated debentures related to trust preferred securities. The junior subordinated debentures are presented as long-term debt in the Consolidated Condensed Balance Sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of March 31, 2008, the Bank had an available line of credit with the FHLB totaling $217.4 million with $91.2 million outstanding. As of March 31, 2008, the Bank also had $44.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2008, the Bank had outstanding standby letters of credit of $10.6 million and unfunded loan commitments outstanding of $57.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS No. 157 did not have a significant impact on the consolidated financial statements of the Company. See accompanying notes to the condensed consolidated financial statements for fair value disclosures required by SFAS No. 157.

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Adoption of SFAS No. 159 did not have a significant impact on the consolidated financial statement as the Company has not elected to apply the fair value option to any of its financial assets or financial liabilities.

In November 2007, the SEC issued SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 rescinds SAB 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 is effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Adoption of SAB 109 did not have a significant impact on the consolidated financial statements of the Company.

In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin are effective on January 1, 2008. Since the Company had no stock options outstanding in 2007 or through March 31, 2008, adoption of SAB 110 has had no impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” SFAS 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS 141R requires the acquirer to expense all acquisition related costs. SFAS 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Company has not determined the impact that SFAS 141R will have on its financial position and results of operations and believes that such determination will not be meaningful unless and until the Company enters into a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements – An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. Management is currently evaluating this Statement and its effect on the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of the derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Management is currently evaluating this Statement and its effect on the consolidated financial statements of the Company.

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

	Three Months Ended March 31
(In thousands, except per share amounts)	2008	2007
Net interest income (GAAP)	$4,538	$3,955
Tax-equivalent adjustment	321	268

Net interest income (Tax-equivalent)	$4,859	$4,223

Table 2 - Selected Quarterly Financial Data

	2008	2007
(Dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement
Tax-equivalent interest income	$10,277	10,138	10,234	9,993	9,575
Total interest expense	5,418	5,549	5,624	5,417	5,352

Tax equivalent net interest income	4,859	4,589	4,610	4,576	4,223

Provision for loan losses	60	0	0	20	3
Total noninterest income	1,156	1,252	1,088	1,138	1,188
Total noninterest expense	3,149	3,253	3,074	3,130	2,903

Net earnings before income taxes and tax-equival	2,806	2,588	2,624	2,564	2,505
Tax-equivalent adjustment	321	291	286	278	268
Income tax expense	634	517	589	575	559

Net earnings	$1,851	1,780	1,749	1,711	1,678

Per share data:
Basic and diluted net earnings	$0.50	0.48	0.47	0.46	0.45
Cash dividends declared	$0.185	0.175	0.175	0.175	0.175
Weighted average shares outstanding
Basic and diluted	3,681,809	3,688,780	3,708,097	3,729,681	3,739,803
Shares outstanding	3,681,809	3,681,809	3,691,260	3,727,260	3,735,703
Book value	$15.29	14.40	13.68	12.69	13.41
Common stock price
High	$24.50	25.56	27.88	29.00	30.00
Low	19.00	21.30	23.25	26.03	26.48
Period-end	$22.00	21.95	24.77	26.31	28.01
To earnings ratio	11.52 x	11.80	13.84	14.95	15.91
To book value	144%	152	181	207	209
Performance ratios:
Return on average equity	13.74%	13.51	14.41	13.03	13.25
Return on average assets	1.06%	1.06	1.07	1.07	1.06
Dividend payout ratio	37.00%	36.46	37.23	38.04	38.89
Average equity to average assets	7.71%	7.85	7.43	8.19	7.98
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.23%	1.27	1.29	1.35	1.46
Nonperforming assets	81%	748	911	58,629	1,793
Net charge-offs (recoveries) as a % of average loans	0.11%	(0.04)	0.04	0.05	(0.11)
Nonperforming assets as a % of loans	1.53%	0.17	0.14	0.00	0.08
Capital Adequacy:
Tier 1 capital ratio	14.64%	14.74	14.85	15.46	15.72
Total capital ratio	15.60%	15.74	15.86	16.50	16.82
Leverage ratio	8.82%	9.02	9.13	9.51	9.72
Other financial data:
Net Interest Margin	2.99%	2.91	3.02	3.07	2.90
Effective income tax rate	25.51%	22.51	25.19	25.15	24.99
Effeciency ratio	52.35%	55.71	53.95	54.78	53.65
Selected period end balances:
Securities	$322,843	318,373	288,459	292,618	297,323
Loans, net of unearned income	331,083	322,411	316,795	303,281	282,837
Allowance for loan losses	4,074	4,105	4,074	4,104	4,123
Total assets	728,906	688,659	661,780	651,822	643,515
Total deposits	537,443	492,585	510,078	490,478	493,218
Long-term debt	123,381	115,386	90,390	90,395	90,399
Total stockholders’ equity	56,292	53,018	50,503	47,305	50,089

Table 3 - Average Balance and Net Interest Income Analysis

	Three Months Ended March 31
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$332,741	$6,019	7.28%	$284,541	$5,695	8.12%
Securities - taxable	259,046	3,290	5.11%	247,561	2,995	4.91%
Securities - tax-exempt (2)	59,247	944	6.41%	50,573	790	6.34%
Total securities	318,293	4,234	5.35%	298,134	3,785	5.15%
Federal funds sold	2,513	15	2.40%	7,095	87	4.97%
Interest bearing bank deposits	758	9	4.78%	946	8	3.43%

Total interest-earning assets	654,305	$10,277	6.32%	590,716	$9,575	6.57%
Cash and due from banks	13,320			13,373
Other assets	31,538			30,518

Total assets	$699,163			$634,607

Interest-bearing liabilities:
Deposits:
NOW	$65,478	$401	2.46%	$61,308	$377	2.49%
Savings and money market	127,208	724	2.29%	143,498	1,411	3.99%
Certificates of deposits less than $100,000	90,937	1,208	5.34%	84,191	1,066	5.14%
Certificates of deposits and other time deposits of $100,000 or more	157,737	1,736	4.43%	117,466	1,266	4.37%

Total interest-bearing deposits	441,360	4,069	3.71%	406,463	4,120	4.11%
Short-term borrowings	13,541	96	2.85%	15,592	197	5.12%
Long-term debt	116,581	1,253	4.32%	90,530	1,035	4.64%

Total interest-bearing liabilities	571,482	$5,418	3.81%	512,585	$5,352	4.23%
Noninterest-bearing deposits	70,084			70,244
Other liabilities	3,712			1,123
Stockholders’ equity	53,885			50,655

Total liabilities and stockholders’ equity	$699,163			$634,607

Net interest income and margin		$4,859	2.99%		$4,223	2.90%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Loan Portfolio Composition

	2008	2007
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial, financial and agricultural	$66,272	62,478	56,986	54,923	50,740
Leases - commercial	459	486	513	646	713
Real estate - construction:
Commercial	8,706	7,901	10,282	9,096	5,137
Residential	9,574	11,370	13,420	12,611	10,067
Real estate - mortgage:
Commercial	165,402	161,703	157,072	151,591	144,671
Residential	68,643	67,246	66,957	63,121	61,702
Consumer installment	12,317	11,539	11,892	11,619	10,126

Total loans	331,373	322,723	317,122	303,607	283,156
Less: unearned income	(290)	(312)	(327)	(326)	(319)

Loans, net of unearned income	331,083	322,411	316,795	303,281	282,837

Less: Allowance for loan losses	(4,074)	(4,105)	(4,074)	(4,104)	(4,123)

Loans, net	$327,009	318,306	312,721	299,177	278,714

Table 5 - Allowance for Loan Losses and Nonperforming Assets

	2008	2007
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Allowance for loan losses:
Balance at beginning of period	$4,105	4,074	4,104	4,123	4,044
Charge-offs	(139)	(95)	(36)	(119)	—
Recoveries	48	126	6	80	76

Net (charge-offs) recoveries	(91)	31	(30)	(39)	76
Provision for loan losses	60	—	—	20	3

Ending balance	$4,074	4,105	4,074	4,104	4,123

as a % of loans	1.23%	1.27	1.29	1.35	1.46
as a % of nonperforming assets	81%	748	911	58,629	1,793
Net charge-offs as a % of average loans	0.11%	(0.04)	0.04	0.05	(0.11)

Nonperforming assets:
Nonaccrual loans	$4,631	447	392	7	230
Other nonperforming assets (primarily other real estate owned)	421	98	—	—	—
Accruing loans 90 days or more past due	—	4	55	—	—

Total nonperforming assets	$5,052	549	447	7	230

as a % of loans	1.53%	0.17	0.14	0.00	0.08

Table 6 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2008
Maturity of:
3 months or less	$24,789
Over 3 months through 6 months	43,927
Over 6 months through 12 months	50,252
Over 12 months	53,041

Total CDs and other time deposits of $100,000 or more	$172,009

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is set forth in ITEM 2 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal, governmental, or regulatory proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
(Dollars in thousands except share data)

January 1 – January 31	__	__	N/A	N/A

February 1 – February 28	__	__	N/A	N/A

March 1 – March 31	__	__	N/A	N/A

Total	__	__	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Assistant Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: May 15, 2008	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: May 15, 2008	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial officer
(Principal Financial and Accounting Officer)