Form 10-Q
period 2008-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2008-08-14
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended     June 30, 2008

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.01 par value per share	3,677,708 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2008	December 31, 2007
Assets:

Cash and due from banks	$16,635	$13,312
Federal funds sold	7,920	50
Interest bearing bank deposits	184	136

Cash and cash equivalents	24,739	13,498

Securities available-for-sale	323,706	318,373
Loans held for sale	3,567	2,978
Loans, net of unearned income	345,308	322,411
Allowance for loan losses	(4,049)	(4,105)

Loans, net	341,259	318,306

Premises and equipment, net	6,381	6,423
Bank-owned life insurance	15,063	14,825
Other assets	16,591	14,256

Total assets	$731,306	$688,659

Liabilities:

Deposits:
Noninterest-bearing	$76,531	$70,241
Interest-bearing	463,961	422,344

Total deposits	540,492	492,585
Federal funds purchased and securities sold under agreements to repurchase	10,509	24,247
Long-term debt	123,377	115,386
Accrued expenses and other liabilities	3,576	3,423

Total liabilities	677,954	635,641

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,748	3,748
Retained earnings	57,718	55,362
Accumulated other comprehensive loss, net	(2,329)	(397)
Less treasury stock, at cost - 279,312 shares and 275,326 shares for June 30, 2008 and December 31, 2007, respectively	(5,824)	(5,734)

Total stockholders’ equity	53,352	53,018

Total liabilities and stockholders’ equity	$731,306	$688,659

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and per share data)	2008	2007	2008	2007
Interest income:
Loans, including fees	$5,778	$6,063	$11,797	$11,758
Securities	3,983	3,603	7,896	7,120
Federal funds sold and interest bearing bank deposits	40	49	64	144

Total interest income	9,801	9,715	19,757	19,022

Interest expense:
Deposits	3,804	4,224	7,873	8,344
Short-term borrowings	43	161	139	358
Long-term debt	1,268	1,032	2,521	2,067

Total interest expense	5,115	5,417	10,533	10,769

Net interest income	4,686	4,298	9,224	8,253

Provision for loan losses	180	20	240	23

Net interest income after provision for loan losses	4,506	4,278	8,984	8,230

Noninterest income:
Service charges on deposit accounts	297	316	608	644
Servicing fees	78	85	157	174
Gain on sale of loans held for sale	134	194	308	370
Bank-owned life insurance	116	140	238	281
Securities gains, net	52	13	95	24
Other	425	390	852	833

Total noninterest income	1,102	1,138	2,258	2,326

Noninterest expense:
Salaries and benefits	1,721	1,823	3,574	3,558
Net occupancy and equipment	327	323	633	617
Professional fees	158	219	316	353
Other	899	765	1,731	1,505

Total noninterest expense	3,105	3,130	6,254	6,033

Earnings before income taxes	2,503	2,286	4,988	4,523

Income tax expense	636	575	1,270	1,134

Net earnings	$1,867	$1,711	$3,718	$3,389

Net earnings per share:
Basic and diluted	$0.51	$0.46	$1.01	$0.91

Weighted average shares outstanding:
Basic and diluted	3,680,144	3,729,681	3,680,977	3,734,714

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Shares	Amount	capital	earnings	loss	stock	Total
Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418
Comprehensive income:
Net earnings	—	—	—	3,389	—	—	3,389
Other comprehensive loss due to change in unrealized loss on securities available for sale, net	—	—	—	—	(2,725)	—	(2,725)

Total comprehensive income	—	—	—	3,389	(2,725)	—	664

Cash dividends paid ($0.35 per share)	—	—	—	(1,306)	—	—	(1,306)
Stock repurchases (16,527 shares)	—	—	—	—	—	(471)	(471)

Balance, June 30, 2007	3,957,135	$39	$3,748	$53,170	$(5,060)	$(4,592)	$47,305

Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$(5,734)	$53,018
Comprehensive income:
Net earnings	—	—	—	3,718	—	—	3,718
Other comprehensive loss due to change in unrealized loss on securities available for sale, net	—	—	—	—	(1,932)	—	(1,932)

Total comprehensive income	—	—	—	3,718	(1,932)	—	1,786

Cash dividends paid ($0.37 per share)	—	—	—	(1,362)	—	—	(1,362)
Stock repurchases (3,986 shares)	—	—	—	—	—	(90)	(90)

Balance, June 30, 2008	3,957,135	$39	$3,748	$57,718	$(2,329)	$(5,824)	$53,352

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
(In thousands)	2008	2007
Cash flows from operating activities:

Net earnings	$3,718	$3,389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240	23
Depreciation and amortization	175	200
Premium amortization and discount accretion, net	(28)	69
Net (gain) loss on securities available for sale transactions	(95)	589
Net gain on sale of loans held for sale	(308)	(370)
Gain on sale of privately-held stock investments	—	(613)
Loans originated for sale	(42,749)	(57,001)
Proceeds from sale of loans	42,468	57,386
Increase in cash surrender value of bank owned life insurance	(238)	(281)
Net increase in other assets	(744)	(1,076)
Net increase in accrued expenses and other liabilities	153	348

Net cash provided by operating activities	2,592	2,663

Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	—	63
Proceeds from sales of securities available-for-sale	25,926	16,014
Proceeds from maturities of securities available-for-sale	40,283	23,518
Purchase of securities available-for-sale	(74,639)	(35,476)
Net increase in loans	(23,516)	(21,261)
Net purchases of premises and equipment	(113)	(767)
Proceeds from sale of privately-held stock investment	—	1,146

Net cash used in investing activities	(32,059)	(16,763)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	6,290	(2,267)
Net increase in interest-bearing deposits	41,617	23,097
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(13,738)	6,640
Net decrease in other short-term borrowings	—	(10,000)
Proceeds from issuance of long-term debt	8,000	—
Repayments or retirement of long-term debt	(9)	(9)
Stock repurchases	(90)	(471)
Dividends paid	(1,362)	(1,306)

Net cash provided by financing activities	40,708	15,684

Net change in cash and cash equivalents	11,241	1,584
Cash and cash equivalents at beginning of period	13,498	17,026

Cash and cash equivalents at end of period	$24,739	$18,610

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,240	$10,771
Income taxes	1,584	1,042
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	323	—

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

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The financial position and results of operations as of and for the six months ended June 30, 2008 are not necessarily indicative of the results of operations that Auburn National Bancorporation, Inc. and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the three and six months ended June 30, 2008 and 2007, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At June 30, 2008 and 2007, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three and six months ended June 30, 2008 and 2007 are presented below.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except share and per share data)	2008	2007	2008	2007
Basic:
Net earnings	$1,867	$1,711	$3,718	$3,389
Average common shares outstanding	3,680,144	3,729,681	3,680,977	3,734,714

Earnings per share	$0.51	$0.46	$1.01	$0.91

Diluted:
Net earnings	$1,867	$1,711	$3,718	$3,389
Average common shares outstanding	3,680,144	3,729,681	3,680,977	3,734,714
Dilutive effect of options issued	—	—	—	—

Average diluted shares outstanding	3,680,144	3,729,681	3,680,977	3,734,714

Earnings per share	$0.51	$0.46	$1.01	$0.91

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income. Comprehensive income for the three and six months ended June 30, 2008 and 2007 is presented below.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2008	2007	2008	2007

Comprehensive income:
Net earnings	$1,867	$1,711	$3,718	$3,389
Other comprehensive loss:
Change in unrealized loss on securities available for sale, net	(4,036)	(3,604)	(1,932)	(2,725)

Total comprehensive (loss) income	$(2,169)	$(1,893)	$1,786	$664

NOTE 4: SECURITIES

The fair value and amortized cost for securities available-for-sale at June 30, 2008, by contractual maturity, are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	June 30, 2008
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost

Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$1,000	3,028	31,787	50,435	86,250	559	391	86,082
State and political subdivisions	435	176	13,785	48,350	62,746	204	1,090	63,632
Corporate securities	—	2,525	1,009	9,691	13,225	61	168	13,332
Collateralized mortgage obligations	—	—	1,963	8,997	10,960	1	230	11,189
Mortgage-backed securities	—	15,703	25,511	109,311	150,525	32	2,861	153,354

Total available-for-sale	$1,435	21,432	74,055	226,784	323,706	857	4,740	327,589

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	3.76%	5.25%	5.12%	5.41%	5.28%
State and political subdivisions	3.62%	7.17%	6.03%	6.06%	6.04%
Corporate securities	—	6.75%	6.02%	4.05%	4.71%
Collateralized mortgage obligations	—	—	3.95%	5.11%	4.90%
Mortgage-backed securities	—	3.72%	4.18%	5.09%	4.80%

Total available-for-sale	3.72%	4.32%	4.95%	5.32%	5.17%

Securities with an aggregate fair value of $220.2 million and $193.7 million at June 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Yields related to tax-exempt securities are stated on a fully tax-equivalent basis using an income tax rate of 34%.

On a quarterly basis, the Company makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired. The Company considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).

Gross unrealized losses on securities at June 30, 2008 were primarily attributable to interest rate changes. The Company has reviewed these securities and does not consider them other-than-temporarily impaired.

Gross gains realized on the sale of securities during the six months ended June 30, 2008 were $95 thousand. No losses were realized during the six months ended June 30, 2008.

The fair value and amortized cost for securities available-for-sale at December 31, 2007, by contractual maturity, are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	December 31, 2007
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost

Available-for-sale:
U.S. government agencies, excluding, mortgage- backed securities	$6,475	20,100	27,314	54,372	108,261	951	54	107,364
State and political subdivisions	433	69	11,762	46,551	58,815	560	320	58,575
Corporate securities	—	2,528	1,011	9,320	12,859	56	118	12,921
Collateralized mortgage obligations	—	—	2,304	9,916	12,220	33	189	12,376
Mortgage-backed securities	—	12,942	20,588	92,688	126,218	189	1,770	127,799

Total available-for-sale	$6,908	35,639	62,979	212,847	318,373	1,789	2,451	319,035

Weighted average yield:
U.S. government agencies, excluding, mortgage- backed securities	3.74%	4.49%	5.26%	5.69%	5.24%
State and political subdivisions	3.62%	7.64%	6.04%	6.10%	6.07%
Corporate securities	—	6.75%	6.01%	6.72%	6.67%
Collateralized mortgage obligations	—	—	4.04%	4.97%	4.79%
Mortgage-backed securities	—	3.95%	3.67%	4.99%	4.67%

Total available-for-sale	—	4.46%	4.85%	5.49%	5.21%

NOTE 5: INCOME TAXES

As of June 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits related to federal or state income tax matters.

As of June 30, 2008 and December 31, 2007, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

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

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157.

Securities – where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. When instruments are traded in secondary markets and quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. Securities measured with these valuation techniques are generally classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, corporate securities, and collateralized mortgage obligations. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. As of June 30, 2008, all securities were classified within level 2 of the valuation hierarchy.

Other assets – the Company has certain financial assets carried at fair value, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2008 and December 31, 2007, the Company had no derivative contracts to assist in managing interest rate sensitivity. The Company reflects these assets within level 2 of the valuation hierarchy.

Other liabilities – the Company has certain financial liabilities carried at fair value, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2008 and December 31, 2007, the Company had no derivative contracts to assist in managing interest rate sensitivity. The Company reflects these liabilities within level 2 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the condensed consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$323,706	—	$323,706	—
Other assets	640	—	640	—

Total assets at fair value	$324,346	—	$324,346	—

Other liabilities	$640	—	$640	—

Total liabilities at fair value	$640	—	$640	—

NOTE 7: SUBSEQUENT EVENT

On July 11, 2008, subsequent to the end of the second quarter of 2008, the Company sold certain real property to the City of Auburn, which sought the property to expand its downtown parking facilities. The largest parcel was purchased by the Company in 1978. The Company expects to recognize a gain on this sale for the quarter ending September 30, 2008 of approximately $1.1 million before taxes. The Company plans to use the proceeds from the sale of this property to purchase additional branch locations for future expansion in the Auburn-Opelika MSA and surrounding areas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2008 and 2007, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarter ended March 31, 2008.

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
•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarter ended March 31, 2008 and subsequent current reports. See Part II, Item 1A, “RISK FACTORS.”

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

Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Net interest income (GAAP)	$4,686	$4,298	$9,224	$8,253
Tax-equivalent adjustment	341	278	662	546

Net interest income (a)	5,027	4,576	9,886	8,799
Noninterest income	1,102	1,138	2,258	2,326

Total revenue (a)	6,129	5,714	12,144	11,125
Provision for loan losses	180	20	240	23
Noninterest expense	3,105	3,130	6,254	6,033
Income tax expense	636	575	1,270	1,134
Tax-equivalent adjustment	341	278	662	546

Net earnings	1,867	1,711	3,718	3,389

Basic and diluted earnings per share	$0.51	$0.46	$1.01	$0.91

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $3.7 million for the first six months of 2008 compared to $3.4 million for the first six months of 2007. Basic and diluted earnings per share were up 11 % to $ 1.01 per share.

Total tax-equivalent revenue increased 9% to $12.1 million for the first six months of 2008 compared to the same period in 2007. The increase in total revenue was driven by an increase in tax-equivalent net interest income of 12% for the first six months of 2008, reflecting balance sheet growth from the same period in 2007.

Credit quality remained strong, with an annualized net charge-off ratio of 0.18% for the first six months of 2008. Although this represents an increase from the first six months of 2007, the Company’s annualized net charge-off ratio for the first six months of 2008 remains historically low. Nonperforming assets were $5.3 million, or 1.55%, of total loans at June 30, 2008, which included a purchased loan participation in the amount of $4.5 million. Excluding the effects of this loan participation, nonperforming assets were only 0.25% of total loans. Management continues to monitor this loan participation and currently believes the level of the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, including this loan participation. The provision for loan losses increased $217 thousand in the first six months of 2008 compared with the first six months of 2007. This increase is primarily due to net charge-offs of $296 thousand in the first six months of 2008, compared to a net recovery of $37 thousand in the first six months of 2007.

Average loans and loans held for sale increased 17% in the first six months of 2008 from the first six months of 2007, to $337.3 million. Average total securities increased 8% in the first six months of 2008 from the first six months of 2007, to $324.2 million.

In the first six months of 2008, the Company paid cash dividends of $1.4 million, or $0.37 per share. In the first six months of 2008, our dividend payout ratio was 36.63%. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a tier 1 capital ratio of 14.59% and a leverage ratio of 8.67% at June 30, 2008.

In the second quarter of 2008, net earnings were $1.9 million compared to $1.7 million for the second quarter of 2007. Basic and diluted earnings per share were up 11% to $0.51 per share. Total tax-equivalent revenue increased 7% to $6.1 million in the second quarter of 2008 compared with the second quarter of 2007, with 10% growth in tax-equivalent net interest income. Net interest income growth was driven by balance sheet growth in the second quarter of 2008 compared to the second quarter of 2007. The provision for loan losses increased $160 thousand in the second quarter of 2008 compared with the second quarter of 2007. This increase is primarily due to net charge-offs of $205 thousand in the second quarter of 2008, compared to net charge-offs of $39 thousand in the second quarter of 2007.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The Company has identified certain of its accounting policies as “critical accounting policies.” In determining which accounting policies are critical in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company’s financial statements. The Company’s financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

For additional discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES” on pages 25–26 of the Company’s annual report on Form 10-K for the year ended December 31, 2007. Except as discussed below, there have been no material changes to the Company’s critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2008.

During the quarter ended June 30, 2008, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that loss factors are derived. These refinements resulted in a reallocation of the factors used to determine the allocated and unallocated components of the allowance. These changes did not have a significant impact on the total allowance for loan losses or provision for loan losses as of and for the quarter ended June 30, 2008.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six Months Ended June 30
	2008		2007
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$337,340	7.03%	$289,635	8.19%
Securities - taxable	262,943	5.06%	248,403	4.92%
Securities - tax-exempt	61,214	6.40%	50,841	6.38%

Total securities	324,157	5.31%	299,244	5.17%
Federal funds sold	4,825	2.21%	4,707	5.27%
Interest bearing bank deposits	605	3.66%	986	4.29%

Total interest-earning assets	666,927	6.16%	594,572	6.64%

Deposits:
NOW	75,944	2.12%	60,733	2.41%
Savings and money market	115,918	1.97%	145,468	3.93%
Certificates of deposits less than $100,000	96,966	4.84%	84,798	5.23%
Certificates of deposits and other time deposits of $100,000 or more	160,108	4.53%	119,066	4.38%

Total interest-bearing deposits	448,936	3.53%	410,065	4.10%
Short-term borrowings	11,902	2.35%	14,082	5.13%
Long-term debt	119,979	4.23%	90,543	4.60%

Total interest-bearing liabilities	580,817	3.65%	514,690	4.22%

Net interest income and margin	$9,886	2.98%	$8,799	2.98%

Net Interest Income and Margin

Tax-equivalent net interest income increased 12% in the first six months of 2008 from the first six months of 2007 as a result of balance sheet growth. Net interest margin was 2.98% for the first six months of 2008 and 2007, respectively.

The tax-equivalent yield on total interest earning assets decreased 48 basis points in the first six months of 2008 from the first six months of 2007, to 6.16%. This decrease was comprised of a 116 basis point decrease in the yield on loans and loans held for sale to 7.03%, offset by a 14 basis point increase in the tax-equivalent yield on total securities to 5.31%.

The cost of total interest-bearing liabilities decreased 57 basis points in the first six months of 2008 from the first six months of 2007, to 3.65%. This decrease was comprised of a 57 basis point decrease in the cost of total interest-bearing deposits to 3.53%, a 278 basis point decrease in the cost of short-term borrowings to 2.35%, and a 37 basis point decrease in the cost of long-term debt to 4.23%. The average federal funds rate during the first six months of 2008 was 238 basis points lower than the average for the same period in 2007.

Noninterest Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2008	2007	2008	2007
Service charges on deposit accounts	$297	$316	$608	$644
Servicing fees	78	85	157	174
Gain on sale of loans held for sale	134	194	308	370
Bank-owned life insurance	116	140	238	281
Securities gains, net	52	13	95	24
Other	425	390	852	833

Total noninterest income	$1,102	$1,138	$2,258	$2,326

The major components of noninterest income are service charges on deposit accounts, servicing fees, gain on sale of loans held for sale, income from bank-owned life insurance, securities gains, net, and other noninterest income.

Noninterest income decreased 3%, or $68 thousand, in the first six months of 2008 compared to the same period in 2007. The decrease was primarily due to a decrease in gains on loans held for sale and a decrease in income from bank-owned life insurance, offset by an increase in securities gains, net. Gains on loans held for sale decreased $62 thousand during the first six months of 2008 due to lower residential mortgage origination volume. Income from bank-owned life insurance decreased $43 thousand during the first six months of 2008 as a result of the decrease in market interest rates. Securities gains, net, increased $71 thousand due to sales of securities in anticipation of increases in interest rates.

Noninterest income decreased 3%, or $36 thousand, in the second quarter of 2008 compared to the same period in 2007 due to the same factors described above.

Noninterest Expense

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2008	2007	2008	2007
Salaries and benefits	$1,721	$1,823	$3,574	$3,558
Net occupancy and equipment	327	323	633	617
Professional fees	158	219	316	353
Other	899	765	1,731	1,505

Total noninterest expense	$3,105	$3,130	$6,254	$6,033

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense increased 4%, or $221 thousand, in the first six months of 2008 compared to the same period in 2007. This increase was primarily driven by increases in other noninterest expense. Other noninterest expense increased by $226 thousand in the first six months of 2008 due to various factors, including increases in FDIC insurance assessments. Salaries and benefits expense was largely unchanged during the first six months of 2008 due to a decrease in commissions paid to mortgage originators, offset by normal increases in salaries and benefits expense. The decrease in commissions paid to mortgage originators is primarily due to lower residential mortgage origination volume.

Noninterest expense decreased 1%, or $25 thousand, in the second quarter of 2008 compared to the same period in 2007. The decrease was primarily driven by a decrease in salaries and benefits expense and professional fees expense, offset by an increase in other noninterest expense. Salaries and benefits expense decreased $102 thousand in the second quarter of 2008 due to a decrease in commissions paid to mortgage originators. Professional fees expense decreased $61 thousand in the second quarter of 2008 due to decreases in legal fees and costs associated with regulatory compliance. Other noninterest expense increased by $134 thousand in the second quarter due to various factors, including increases in FDIC insurance assessments as a result of the expiration of the remainder of our one-time FDIC insurance credit in 2008.

Income Tax Expense

Income tax expense increased $136 thousand in the first six months of 2008 from the same period in 2007. The Company’s effective tax rate for the first six months of 2008 was 25.46%, compared to 25.07% for the same period in 2007. The increase in income tax expense was primarily due to the increase in earnings before taxes.

In the second quarter of 2008 compared to the second quarter of 2007, there was no material change in income tax expense or the Company’s effective tax rate.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $323.7 million and $318.4 million as of June 30, 2008 and December 31, 2007, respectively. Unrealized net losses on securities available-for-sale were $3.9 million at June 30, 2008 compared to unrealized net losses of $0.7 million at December 31, 2007. The net decrease in the fair value of securities available-for-sale from December 31, 2007 was primarily driven by increases in interest rates.

The average yield earned on total securities was 5.31% in the first six months of 2008 and 5.17% in the first six months of 2007. The increase in the average yield is due to an increase in the average balance of tax-exempt municipal bonds. These bonds typically have longer maturities and offer above-market yields.

Loans

	2008		2007
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial, financial and agricultural	$60,418	66,272	62,478	56,986	54,923
Leases - commercial	431	459	486	513	646
Real estate - construction:
Commercial	7,549	8,706	7,901	10,282	9,096
Residential	12,891	9,574	11,370	13,420	12,611
Real estate - mortgage:
Commercial	183,415	165,402	161,703	157,072	151,591
Residential	67,408	68,643	67,246	66,957	63,121
Consumer installment	13,480	12,317	11,539	11,892	11,619

Total loans	345,592	331,373	322,723	317,122	303,607
Less: unearned Income	(284)	(290)	(312)	(327)	(326)

Loans, net of unearned income	$345,308	331,083	322,411	316,795	303,281

Total loans, net of unearned income, were $345.3 million as of June 30, 2008, an increase of $22.9 million, or 7%, from $322.4 million at December 31, 2007. Growth in commercial real estate mortgage loans was the primary driver of the increase. As of June 30, 2008, commercial real estate mortgage loans increased $21.7 million from December 31, 2007.

Three loan categories represented the majority of the loan portfolio as of June 30, 2008. Commercial real estate mortgage loans represented 53%, residential real estate mortgage loans represented 20% and commercial, financial and agricultural loans represented 17% of the Bank’s total loans at June 30, 2008.

The average yield earned on loans and loans held for sale was 7.03% in the first six months of 2008 and 8.19% in the first six months of 2007.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the probable losses in the loan portfolio. As of June 30, 2008 and December 31, 2007, the allowance for loan losses was $4.0 million and $4.1 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES” on pages 25–26 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

A summary of the changes in the allowance for loan losses during the second quarter of 2008 and the previous four quarters are presented below.

	2008		2007
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance at beginning of period	$4,074	4,105	4,074	4,104	4,123
Charge-offs	(240)	(139)	(95)	(36)	(119)
Recoveries	35	48	126	6	80

Net (charge-offs) recoveries	(205)	(91)	31	(30)	(39)
Provision for loan losses	180	60	—	—	20

Ending balance	$4,049	4,074	4,105	4,074	4,104

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indicators and other pertinent factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Our bank regulators have generally agreed with our credit assessments, however the regulators could seek additional provisions to our allowance for loan losses in the future based upon their judgments and evaluation. The ratio of our allowance for loan losses to total loans outstanding was 1.17% at June 30, 2008, compared to 1.27% at December 31, 2007. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety are believed to be weakening or improving, respectively.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $240 thousand and $23 thousand for the six months ended June 30, 2008 and 2007.

Based upon its evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2008. Increased charge-offs in the first six months of 2008 compared to the first six months of 2007 were the primary reasons for the increased provision expense.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount deemed appropriate to adequately cover losses inherent in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by regulators, they are necessarily approximate. Factors beyond our control, such as general economic conditions both locally and nationally, may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2008, the Company had $4.9 million in loans on nonaccrual compared to $447 thousand at December 31, 2007. The increase was primarily due to one purchased loan participation in the amount of $4.5 million that was placed on nonaccrual in the first quarter of 2008.

At June 30, 2008 and December 31, 2007, respectively, the Company owned $422 thousand and $98 thousand in other real estate which we had acquired through foreclosure and otherwise from borrowers.

At June 30, 2008, the Company had no loans 90 days past due and still accruing interest compared to $4 thousand at December 31, 2007. At June 30, 2008 and at December 31, 2007, no loans were deemed to be restructured loans.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	2008		2007
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonaccrual loans	$4,926	4,631	447	392	7
Other nonperforming assets (primarily other real estate owned)	422	421	98	—	—
Accruing loans 90 days or more past due	—	—	4	55	—

Total nonperforming assets	$5,348	5,052	549	447	7

as a % of loans	1.55%	1.53	0.17	0.14	0.00

Potential problem assets, which are not included in nonperforming assets, amounted to $2.9 million, or 0.8% of total loans outstanding, net of unearned income at June 30, 2008, compared to $9.2 million, or 2.8% of total loans outstanding, net of unearned income at December 31, 2007. The decrease in potential problem assets is primarily due to the previously mentioned $4.5 million loan participation being placed on nonaccrual in the first quarter of 2008. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Deposits

Total deposits were $540.5 million and $492.6 million at June 30, 2008 and December 31, 2007, respectively. The increase of $47.9 million in total deposits from December 31, 2007 was largely due to increases in CDs over $100,000. CDs over $100,000 increased $42.2 million, or 37%, from December 31, 2007. These increases were primarily driven by increases in large commercial and public customer accounts.

The average rate paid on total interest-bearing deposits was 3.53% in the first six months of 2008 and 4.10% in the first six months of 2007, which reflects declines in market interest rates.

Noninterest bearing deposits were 14% of total deposits as of both June 30, 2008 and December 31, 2007.

Other Borrowings

Other borrowings consists of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase with an original maturity of one year or less, and other short-term borrowings. The Bank had available federal fund lines totaling $40.0 million with none outstanding at June 30, 2008, compared to $44.0 million and $8.7 million outstanding at December 31, 2007. Securities sold under agreements to repurchase with an original maturity of one year or less totaled $10.5 million at June 30, 2008, compared to $15.5 million at December 31, 2007.

The average rate paid on short-term borrowings was 2.35% in the first six months of 2008 and 5.13% in the first six months of 2007.

Long-term debt includes FHLB borrowings with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and junior subordinated debentures related to trust preferred securities. At June 30, 2008 and December 31, 2007, the Bank had $91.2 million and $83.2 million in long-term FHLB borrowings, respectively. At both June 30, 2008 and December 31, 2007, the Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year. At both June 30, 2008 and December 31, 2007, the Company had $7.2 million in junior subordinated debentures outstanding.

The average rate paid on long-term debt was 4.23% in the first six months of 2008 and 4.60% in the first six months of 2007.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $53.4 million and $53.0 million as of June 30, 2008 and December 31, 2007, respectively. The increase from December 31, 2007 is primarily due to net earnings of $3.7 million, offset by a $1.9 million other comprehensive loss due to the change in unrealized losses on securities available and cash dividends paid of $1.4 million, or $0.37 per share.

The Company’s Tier 1 leverage ratio was 8.67%, Tier 1 risk-based capital ratio was 14.59% and Total risk-based capital ratio was 15.53% at June 30, 2008. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that the Company is asset sensitive for a 12 month forecast. Given the relatively small projected variances for net interest income, management believes the Company’s interest rate sensitivity is largely neutral for a 12 month forecast. The Company’s modeling projects that net interest income would decrease 0.2% given a 200 basis point increase in interest rates and that net interest income would decrease 1.8% given a 200 basis point decrease in interest rates. The results of our current simulation model would indicate that we are in compliance with our current guidelines at June 30, 2008.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at June 30, 2008.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2006, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2008 and December 31, 2007, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

The primary source of funding for the Company includes dividends received from the Bank and proceeds from the issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on junior subordinated debentures related to trust preferred securities. The junior subordinated debentures are presented as long-term debt in the condensed consolidated balance sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of June 30, 2008, the Bank had an available line of credit with the FHLB totaling $218.0 million with $91.2 million outstanding. As of June 30, 2008, the Bank also had $40.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2008, the Bank had outstanding standby letters of credit of $10.3 million and unfunded loan commitments outstanding of $49.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

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

In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin are effective on January 1, 2008. Since the Company had no stock options outstanding in 2007 or through June 30, 2008, adoption of SAB 110 has had no impact on the consolidated financial statements of the Company.

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

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2008	2007	2008	2007
Net interest income (GAAP)	$4,686	$4,298	$9,224	$8,253
Tax-equivalent adjustment	341	278	662	546
Net interest income (Tax-equivalent)	$5,027	$4,576	$9,886	$8,799

Table 2 - Selected Quarterly Financial Data

2008	2007
(Dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Income statement
Tax-equivalent interest income	$10,142	10,277	10,138	10,234	9,993
Total interest expense	5,115	5,418	5,549	5,624	5,417

Tax equivalent net interest income	5,027	4,859	4,589	4,610	4,576

Provision for loan losses	180	60	0	—	20
Total noninterest income	1,102	1,156	1,252	1,088	1,138
Total noninterest expense	3,105	3,149	3,253	3,074	3,130

Net earnings before income taxes and tax-equivalent adjustment	2,844	2,806	2,588	2,624	2,564
Tax-equivalent adjustment	341	321	291	286	278
Income tax expense	636	634	517	589	575

Net earnings	$1,867	1,851	1,780	1,749	1,711

Per share data:
Basic and diluted net earnings	$0.51	0.50	0.48	0.47	0.46
Cash dividends declared	$0.185	0.185	0.175	0.175	0.175
Weighted average shares outstanding
Basic and Diluted	3,680,144	3,681,809	3,688,780	3,708,097	3,729,681
Shares outstanding	3,677,823	3,681,809	3,681,809	3,691,260	3,727,260
Book value	$14.51	15.29	14.40	13.68	12.69
Common stock price
High	$23.71	24.50	25.56	27.88	29.00
Low	21.50	19.00	21.30	23.25	26.03
Period-end	$22.10	22.00	21.95	24.77	26.31
To earnings ratio	11.28	x	11.52	11.80	13.84	19.93
To book value	152%	144	152	181	207
Performance ratios:
Return on average equity	13.09%	13.74	13.51	14.41	13.03
Return on average assets	1.02%	1.06	1.06	1.07	1.07
Dividend payout ratio	36.27%	37.00	36.46	37.23	38.04
Average equity to average assets	7.79%	7.71	7.85	7.43	8.19
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.17%	1.23	1.27	1.29	1.35
Nonperforming assets	76%	81	748	911	58,629
Net charge-offs (recoveries) as a % of average loans	0.24%	0.11	(0.04)	0.04	0.05
Nonperforming assets as a % of loans	1.55%	1.53	0.17	0.14	0.00
Capital Adequacy:
Tier 1 capital ratio	14.59%	14.64	14.74	14.85	15.46
Total capital ratio	15.53%	15.60	15.74	15.86	16.50
Leverage ratio	8.67%	8.82	9.02	9.13	9.51
Other financial data:
Net interest margin	2.98%	2.99	2.91	3.02	3.07
Effective income tax rate	25.41%	25.51	22.51	25.19	25.15
Efficiency ratio (a)	50.66%	52.35	55.71	53.95	54.78
Selected period end balances:
Securities	$323,706	322,843	318,373	288,459	292,618
Loans	345,308	331,083	322,411	316,795	303,281
Allowance for loan losses	4,049	4,074	4,105	4,074	4,104
Total assets	731,306	728,906	688,659	661,780	651,822
Total deposits	540,492	537,443	492,585	510,078	490,478
Long-term debt	123,377	123,381	115,386	90,390	90,395
Total stockholders’ equity	53,352	56,292	53,018	50,503	47,305

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 3 - Selected Financial Data

Six Months Ended June 30
(Dollars in thousands, except per share amounts)	2008	2007
Income statement
Tax-equivalent interest income	$20,419	19,568
Total interest expense	10,533	10,769

Tax equivalent net interest income	9,886	8,799

Provision for loan losses	240	23
Total noninterest income	2,258	2,326
Total noninterest expense	6,254	6,033

Net earnings before income taxes and tax-equivalent adjustment	5,650	5,069
Tax-equivalent adjustment	662	546
Income tax expense	1,270	1,134

Net earnings	$3,718	3,389

Per share data:
Basic and diluted net earnings	$1.01	0.91
Cash dividends declared	$0.37	0.35
Weighted average shares outstanding
Basic and diluted	3,680,977	3,734,714
Shares outstanding	3,677,823	3,727,260
Book value	$14.51	12.69
Common stock price
High	$24.50	30.00
Low	19.00	26.03
Period-end	$22.10	26.31
To earnings ratio	11.28	x	14.95
To book value	152%	207
Performance ratios:
Return on average equity	13.40%	13.07
Return on average assets	1.05%	1.06
Dividend payout ratio	36.63%	38.46
Average equity to average assets	7.80%	8.13
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.17%	1.35
Nonperforming assets	76%	58,629
Net charge-offs (recoveries) as a % of average loans	0.18%	(0.03)
Nonperforming assets as a % of loans	1.55%	0.00
Capital Adequacy:
Tier 1 capital ratio	14.59%	15.46
Total capital ratio	15.53%	16.5
Leverage ratio	8.67%	9.51
Other financial data:
Net interest margin	2.98%	2.98
Effective income tax rate	25.46%	25.07
Efficiency ratio (a)	51.50%	54.23
Selected period end balances:
Securities	$323,706	292,618
Loans	345,308	303,281
Allowance for loan losses	4,049	4,104
Total assets	731,306	651,822
Total deposits	540,492	490,478
Long-term debt	123,377	90,395
Total shareholders’ equity	53,352	47,305

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 4 - Average Balance and Net Interest Income Analysis

	Three Months Ended June 30
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$341,940	$5,778	6.80%	$294,674	$6,063	8.25%
Securities - taxable	266,839	3,321	5.01%	249,235	3,063	4.93%
Securities - tax-exempt (2)	63,181	1,003	6.38%	51,105	818	6.42%

Total securities	330,020	4,324	5.27%	300,340	3,881	5.18%
Federal funds sold	7,137	38	2.14%	2,346	35	5.98%
Interest bearing bank deposits	453	2	1.78%	1,025	14	5.48%

Total interest-earning assets	679,550	$10,142	6.00%	598,385	$9,993	6.70%
Cash and due from banks	12,998			12,190
Other assets	40,351			31,139

Total assets	$732,899			$641,714

Interest-bearing liabilities:
Deposits:
NOW	$86,410	$401	1.87%	$60,165	$350	2.33%
Savings and money market	104,628	409	1.57%	147,417	1,423	3.87%
Certificates of deposits less than $100,000	102,996	1,126	4.40%	85,399	1,132	5.32%
Certificates of deposits and other time deposits of $100,000 or more	162,480	1,868	4.62%	120,648	1,319	4.39%

Total interest-bearing deposits	456,514	3,804	3.35%	413,629	4,224	4.10%
Short-term borrowings	10,262	43	1.69%	12,588	161	5.13%
Long-term debt	123,378	1,268	4.13%	90,555	1,032	4.57%

Total interest-bearing liabilities	590,154	$5,115	3.49%	516,772	$5,417	4.20%
Noninterest-bearing deposits	72,285			71,569
Other liabilities	13,398			835
Stockholders’ equity	57,062			52,538

Total liabilities and stockholders’ equity	$732,899			$641,714

Net interest income and margin		$5,027	2.98%		$4,576	3.07%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balance and Net Interest Income Analysis

	Six Months Ended June 30
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$337,340	$11,797	7.03%	$289,635	$11,758	8.19%
Securities - taxable	262,943	6,611	5.06%	248,403	6,057	4.92%
Securities - tax-exempt (2)	61,214	1,947	6.40%	50,841	1,609	6.38%

Total securities	324,157	8,558	5.31%	299,244	7,666	5.17%
Federal funds sold	4,825	53	2.21%	4,707	123	5.27%
Interest bearing bank deposits	605	11	3.66%	986	21	4.29%

Total interest-earning assets	666,927	$20,419	6.16%	594,572	$19,568	6.64%
Cash and due from banks	13,159			12,778
Other assets	31,134			30,830

Total assets	$711,220			$638,180

Interest-bearing liabilities:
Deposits:
NOW	$75,944	$802	2.12%	$60,733	$727	2.41%
Savings and money market	115,918	1,133	1.97%	145,468	2,834	3.93%
Certificates of deposits less than $100,000	96,966	2,334	4.84%	84,798	2,198	5.23%
Certificates of deposits and other time deposits of $100,000 or more	160,108	3,604	4.53%	119,066	2,585	4.38%

Total interest-bearing deposits	448,936	7,873	3.53%	410,065	8,344	4.10%
Short-term borrowings	11,902	139	2.35%	14,082	358	5.13%
Long-term debt	119,979	2,521	4.23%	90,543	2,067	4.60%

Total interest-bearing liabilities	580,817	$10,533	3.65%	514,690	$10,769	4.22%
Noninterest-bearing deposits	71,185			70,910
Other liabilities	3,744			713
Stockholders’ equity	55,474			51,867

Total liabilities and stockholders’ equity	$711,220			$638,180

Net interest income and margin		$9,886	2.98%		$8,799	2.98%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2008		2007
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial, financial and agricultural	$60,418	66,272	62,478	56,986	54,923
Leases - commercial	431	459	486	513	646
Real estate - construction:
Commercial	7,549	8,706	7,901	10,282	9,096
Residential	12,891	9,574	11,370	13,420	12,611
Real estate - mortgage:
Commercial	183,415	165,402	161,703	157,072	151,591
Residential	67,408	68,643	67,246	66,957	63,121
Consumer installment	13,480	12,317	11,539	11,892	11,619

Total loans	345,592	331,373	322,723	317,122	303,607
Less: Unearned Income	(284)	(290)	(312)	(327)	(326)

Loans, net of unearned income	345,308	331,083	322,411	316,795	303,281

Less: Allowance for Loan Losses	(4,049)	(4,074)	(4,105)	(4,074)	(4,104)

Loans, net	$341,259	327,009	318,306	312,721	299,177

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2008		2007
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Allowance for loan losses:
Balance at beginning of period	$4,074	4,105	4,074	4,104	4,123
Charge-offs	(240)	(139)	(95)	(36)	(119)
Recoveries	35	48	126	6	80

Net (charge-offs) recoveries	(205)	(91)	31	(30)	(39)
Provision for loan losses	180	60	—	—	20

Ending balance	$4,049	4,074	4,105	4,074	4,104

as a % of loans	1.17%	1.23	1.27	1.29	1.35
as a % of nonperforming assets	76%	81	748	911	58,629
Net charge-offs as a % of average loans	0.24%	0.11	(0.04)	0.04	0.05

Nonperforming assets:
Nonaccrual loans	$4,926	4,631	447	392	7
Other nonperforming assets (primarily other real estate owned)	422	421	98	—	—
Accruing loans 90 days or more past due	—	—	4	55	—

Total nonperforming assets	$5,348	5,052	549	447	7

as a % of loans	1.55%	1.53	0.17	0.14	0.00

Table 8 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2008
Maturity of:
3 months or less	$43,630
Over 3 months through 6 months	25,250
Over 6 months through 12 months	66,018
Over 12 months	22,289

Total CDs and other time deposits of $100,000 or more	$157,187

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is set forth in ITEM 2 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	1,000	$23.68	1,000	199,000
May 1 – May 31	286	$23.14	286	198,714
June 1 – June 30	2,700	$22.21	2,700	196,014
Total	3,986	$23.20	3,986	196,014
(1)	A total of 1,700 shares were purchased in privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday, May 13, 2008, at 3:00 p.m. This meeting was held for the purpose of considering the election of ten directors to the Board of Directors to serve one-year terms expiring at the Company’s 2009 Annual Meeting of Shareholders and until their successors have been elected and qualified.

As to the election of ten directors, E.L. Spencer, Jr., Emil F. Wright, Jr., J.E. Evans, Terry Andrus, Anne M. May, Robert W. Dumas, David E. Housel, William F. Ham, Jr., Edward Lee Spencer III, and C. Wayne Alderman were all elected to the Board of Directors. The numbers of votes cast were as follows:

	Votes cast for Election	Votes cast to Withhold Authority
E.L. Spencer, Jr.	3,161,229	2,416
J.E. Evans	3,160,229	3,416
Emil F. Wright, Jr.	3,161,229	2,416
Terry Andrus	3,161,229	2,416
Anne M. May	3,160,704	2,941
Robert W. Dumas	3,161,229	2,416
David E. Housel	3,153,087	10,558
William F. Ham, Jr.	3,159,299	4,346
Edward Lee Spencer III	3,161,229	2,416
C. Wayne Alderman	3,161,229	2,416

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 14, 2008	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date: August 14, 2008	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial officer
(Principal Financial and Accounting Officer)