Form 10-Q
period 2008-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2008-11-14
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.01 par value per share	3,673,969 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$21,094	$13,312
Federal funds sold	3,745	50
Interest bearing bank deposits	61	136

Cash and cash equivalents	24,900	13,498

Securities available-for-sale	316,148	318,373
Loans held for sale	2,611	2,978
Loans, net of unearned income	354,908	322,411
Allowance for loan losses	(4,226)	(4,105)

Loans, net	350,682	318,306

Premises and equipment, net	7,452	6,423
Bank-owned life insurance	15,179	14,825
Other assets	18,017	14,256

Total assets	$734,989	$688,659

Liabilities:
Deposits:
Noninterest-bearing	$78,887	$70,241
Interest-bearing	446,466	422,344

Total deposits	525,353	492,585
Federal funds purchased and securities sold under agreements to repurchase	26,136	24,247
Long-term debt	128,372	115,386
Accrued expenses and other liabilities	3,318	3,423

Total liabilities	683,179	635,641

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,749	3,748
Retained earnings	59,010	55,362
Accumulated other comprehensive loss, net	(5,141)	(397)
Less treasury stock, at cost - 280,299 shares and 275,326 shares for September 30, 2008 and December 31, 2007, respectively	(5,847)	(5,734)

Total stockholders’ equity	51,810	53,018

Total liabilities and stockholders’ equity	$734,989	$688,659

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except share and per share data)	2008	2007	2008	2007
Interest income:
Loans, including fees	$5,767	$6,370	$17,564	$18,128
Securities	3,970	3,535	11,866	10,655
Federal funds sold and interest bearing bank deposits	8	43	72	187

Total interest income	9,745	9,948	29,502	28,970

Interest expense:
Deposits	3,575	4,402	11,448	12,746
Short-term borrowings	124	160	263	518
Long-term debt	1,257	1,062	3,778	3,129

Total interest expense	4,956	5,624	15,489	16,393

Net interest income	4,789	4,324	14,013	12,577
Provision for loan losses	380	—	620	23

Net interest income after provision for loan losses	4,409	4,324	13,393	12,554

Noninterest income:
Service charges on deposit accounts	326	325	934	969
Servicing fees	77	82	234	256
Gain on sale of loans held for sale	170	157	478	527
Bank-owned life insurance	116	135	354	416
Securities gains, net	—	5	95	29
Other	852	384	1,704	1,217

Total noninterest income	1,541	1,088	3,799	3,414

Noninterest expense:
Salaries and benefits	1,952	1,813	5,526	5,371
Net occupancy and equipment	361	328	994	945
Professional fees	149	144	465	497
Other	834	789	2,565	2,294

Total noninterest expense	3,296	3,074	9,550	9,107

Earnings before income taxes	2,654	2,338	7,642	6,861
Income tax expense	682	589	1,952	1,723

Net earnings	$1,972	$1,749	$5,690	$5,138

Net earnings per share:
Basic and diluted	$0.54	$0.47	$1.55	$1.38

Weighted average shares outstanding:
Basic and Diluted	3,677,509	3,708,097	3,679,820	3,725,744

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
	Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount

Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418
Comprehensive income:
Net earnings	—	—	—	5,138	—	—	5,138
Other comprehensive income due to change in unrealized loss on securities available for sale, net	—	—	—	—	286	—	286

Total comprehensive income	—	—	—	5,138	286	—	5,424
Cash dividends paid ($0.525 per share)	—	—	—	(1,952)	—	—	(1,952)
Stock repurchases (52,527 shares)	—	—	—	—	—	(1,387)	(1,387)

Balance, September 30, 2007	3,957,135	$39	$3,748	$54,273	$(2,049)	$(5,508)	$50,503

Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$(5,734)	$53,018
Comprehensive income:
Net earnings	—	—	—	5,690	—	—	5,690
Other comprehensive loss due to change in unrealized loss on securities available for sale, net	—	—	—	—	(4,744)	—	(4,744)

Total comprehensive income	—	—	—	5,690	(4,744)	—	946
Cash dividends paid ($0.555 per share)	—	—	—	(2,042)	—	—	(2,042)
Stock repurchases (5,023 shares)	—	—	—	—	—	(113)	(113)
Sale of treasury stock (50 Shares)	—	—	1	—	—	—	1

Balance, September 30, 2008	3,957,135	$39	$3,749	$59,010	$(5,141)	$(5,847)	$51,810

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(In thousands)	2008	2007
Cash flows from operating activities:
Net earnings	$5,690	$5,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	620	23
Depreciation and amortization	269	294
Premium amortization and discount accretion, net	(10)	73
Net (gain) loss on sale premises and equipment	(1,064)	—
Net (gain) loss on securities available for sale transactions	(95)	584
Net gain on sale of loans held for sale	(478)	(527)
Gain on sale of privately-held stock investments	—	(613)
Loans originated for sale	(62,963)	(81,896)
Proceeds from sale of loans	63,808	81,029
Increase in cash surrender value of bank owned life insurance	(354)	(416)
Net increase in other assets	(456)	(1,313)
Net increase in accrued expenses and other liabilities	(105)	917

Net cash provided by operating activities	4,862	3,293

Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	—	79
Proceeds from sales of securities available-for-sale	30,926	28,993
Proceeds from maturities of securities available-for-sale	51,934	33,032
Purchase of securities available-for-sale	(88,015)	(48,806)
Net increase in loans	(33,643)	(34,805)
Purchases of premises and equipment	(1,810)	(944)
Proceeds from sale of premises and equipment	1,606	—
Proceeds from sale of other real estate	53
Proceeds from sale of privately-held stock investment	—	1,146

Net cash used in investing activities	(38,949)	(21,305)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	8,646	(3,180)
Net increase in interest-bearing deposits	24,122	43,610
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,889	(6,764)
Net decrease in other short-term borrowings	—	(10,000)
Proceeds from issuance of long-term debt	13,000	—
Repayments or retirement of long-term debt	(14)	(14)
Proceeds from sale of treasury stock	1	—
Stock repurchases	(113)	(1,387)
Dividends paid	(2,042)	(1,952)

Net cash provided by financing activities	45,489	20,313

Net change in cash and cash equivalents	11,402	2,301
Cash and cash equivalents at beginning of period	13,498	17,026

Cash and cash equivalents at end of period	$24,900	$19,327

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,550	$16,006
Income taxes	2,134	1,495
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	647	—

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

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The financial position and results of operations as of and for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations that Auburn National Bancorporation, Inc. and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and the Company’s quarterly report on Form 10-Q for the quarters ended March 31 and June 30, 2008.

Correction of Accounting Errors

Other noninterest income for the third quarter of 2008 included a $285 thousand after-tax charge ($452 thousand before taxes) related to the correction of an error in prior periods. The error resulted from incorrect application of the equity method of accounting for an investment in an affordable housing limited partnership, primarily related to the years ended December 31, 2005, 2006 and 2007. Management believes the impact of this correction is not material to current or prior period financial statements and the Company’s Audit Committee of the Board of Directors, based on information reviewed by management with the Audit Committee, concurs with management’s conclusion.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the three and nine months ended September 30, 2008 and 2007, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s common stock underlying issued and outstanding options, if any was issued. At September 30, 2008 and 2007, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the three and nine months ended September 30, 2008 and 2007 are presented below.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except share and per share data)	2008	2007	2008	2007
Basic:
Net earnings	$1,972	$1,749	$5,690	$5,138
Average common shares outstanding	3,677,509	3,708,097	3,679,820	3,725,744

Earnings per share	$0.54	$0.47	$1.55	$1.38

Diluted:
Net earnings	$1,972	$1,749	$5,690	$5,138
Average common shares outstanding	3,677,509	3,708,097	3,679,820	3,725,744
Dilutive effect of options issued	—	—	—	—

Average diluted shares outstanding	3,677,509	3,708,097	3,679,820	3,725,744

Earnings per share	$0.54	$0.47	$1.55	$1.38

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income. Comprehensive income for the three and nine months ended September 30, 2008 and 2007 is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2008	2007	2008	2007
Comprehensive income:
Net earnings	$1,972	$1,749	$5,690	$5,138
Other comprehensive income (loss):
Change in unrealized gain (loss) on securities available for sale, net	(2,812)	3,011	(4,744)	286

Total comprehensive (loss) income	$(840)	$4,760	$946	$5,424

NOTE 4: SECURITIES

The fair value and amortized cost for securities available-for-sale at September 30, 2008, by contractual maturity, are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	September 30, 2008
	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
(Dollars in thousands)						Gains	Losses

Available-for-sale:
U.S. government agencies, excluding mortgage-backed securities	$—	3,010	26,490	46,725	76,225	257	854	76,822
State and municipal subdivisions	—	176	14,540	45,750	60,466	56	4,233	64,643
Corporate securities	—	2,419	982	8,568	11,969	8	1,369	13,330
Collateralized mortgage obligations	—	—	1,818	8,442	10,260	1	325	10,584
Mortgage-backed securities	—	19,850	23,982	113,396	157,228	357	2,046	158,917

Total available-for-sale	$—	25,455	67,812	222,881	316,148	679	8,827	324,296

Weighted average yield:
U.S. government agencies, excluding mortgage-backed securities	—	5.25%	4.99%	5.37%	5.23%
State and municipal subdivisions	—	7.17%	6.00%	6.07%	6.06%
Corporate securities	—	6.75%	6.02%	5.48%	5.76%
Collateralized mortgage obligations	—	—	4.01%	5.07%	4.89%
Mortgage-backed securities	—	3.66%	4.48%	5.29%	4.95%

Total available-for-sale	—	4.16%	5.01%	5.46%	5.26%

The fair value and amortized cost for securities available-for-sale at December 31, 2007, by contractual maturity, are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	December 31, 2007
	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
(Dollars in thousands)						Gains	Losses

Available-for-sale:
U.S. government agencies, excluding, mortgage-backed securities	$6,475	20,100	27,314	54,372	108,261	951	54	107,364
State and municipal subdivisions	433	69	11,762	46,551	58,815	560	320	58,575
Corporate securities	—	2,528	1,011	9,320	12,859	56	118	12,921
Collateralized mortgage obligations	—	—	2,304	9,916	12,220	33	189	12,376
Mortgage-backed securities	—	12,942	20,588	92,688	126,218	189	1,770	127,799

Total available-for-sale	$6,908	35,639	62,979	212,847	318,373	1,789	2,451	319,035

Weighted average yield:
U.S. government agencies, excluding, mortgage-backed securities	3.74%	4.49%	5.26%	5.69%	5.24%
State and municipal subdivisions	3.62%	7.64%	6.04%	6.10%	6.07%
Corporate securities	—	6.75%	6.01%	6.72%	6.67%
Collateralized mortgage obligations	—	—	4.04%	4.97%	4.79%
Mortgage-backed securities	—	3.95%	3.67%	4.99%	4.67%

Total available-for-sale	3.73%	4.46%	4.85%	5.49%	5.21%

Securities with an aggregate fair value of $230.0 million and $193.7 million at September 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Yields related to tax-exempt securities are stated on a fully tax-equivalent basis using an income tax rate of 34%.

Gross gains realized on the sale of securities during the nine months ended September 30, 2008 were $95 thousand. No losses were realized during the nine months ended September 30, 2008.

On a quarterly basis, management makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired. Management considers many factors, including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). The Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

The market values and gross unrealized losses on securities at September 30, 2008 and December 31, 2007, respectively, segregated by those securities that have been in an unrealized loss position for less than one year and one year or more are presented below.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2008:
U.S. government agencies, excluding mortgage-backed securities	$51,998	854	—	—	51,998	854
State and municipal subdivisions	52,299	4,030	1,115	203	53,414	4,233
Corporate securities	6,572	1,257	2,388	112	8,960	1,369
Collateralized mortgage obligations	7,237	264	2,953	61	10,190	325
Mortgage-backed securities	73,490	896	29,757	1,150	103,247	2,046

Total	$191,596	7,301	36,213	1,526	227,809	8,827

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007:
U.S. government agencies, excluding mortgage-backed securities	$16,939	5	14,436	49	31,375	54
State and municipal subdivisions	11,737	221	5,098	99	16,835	320
Corporate securities	3,396	118	—	—	3,396	118
Collateralized mortgage obligations	—	—	8,311	189	8,311	189
Mortgage-backed securities	9,907	37	80,103	1,733	90,010	1,770

Total	$41,979	381	107,948	2,070	149,927	2,451

The applicable dates for determining when securities are in an unrealized loss position are September 30, 2008 and December 31, 2007, respectively. As such, it is possible that a security could have had a market value that exceeded its amortized cost on other days during the applicable past twelve-month period. The gross unrealized losses at September 30, 2008 were caused by changes in interest rates, widening of credit spreads, and reduced liquidity in applicable markets. The increase in gross unrealized losses of $6.4 million from December 31, 2007 was primarily attributable to changes in the fair value of state and municipal debt securities and corporate securities. The Company has reviewed these securities and does not consider them other-than-temporarily impaired.

State and municipal debt securities had gross unrealized losses of $4.2 million as of September 30, 2008 or 48.0% of the total $8.8 million in gross unrealized losses in the securities portfolio. The gross unrealized losses at September 30, 2008 were a result of market disruption late in the third quarter of 2008 causing reduced liquidity and an increase in short-term yields. Management continues to believe that receipt of all principal and interest on these securities is probable.

Corporate securities, which include trust preferred securities, had gross unrealized losses of $1.4 million as of September 30, 2008, or 15.5% of the total $8.8 million in gross unrealized losses in the securities portfolio.

The gross unrealized losses at September 30, 2008 were a result of temporary illiquidity stemming from the financial crisis affecting these markets and were not due to changes in the expected cash flows of the individual securities. Due to this illiquidity, it is unlikely the Company would be able to recover its investment in these securities if it sold them at this time. The Company has the intent and the ability to hold these securities until a recovery of costs, which may be at maturity. The Company will continue to monitor the market price of these securities and the credit quality of the underlying issuers and continue to evaluate these securities for possible other-than-temporary impairment, which could result in a future non-cash charge to earnings. The Company’s portfolio of subordinated notes and trust preferred collateralized debt obligations consists of 12 single issue securities and 2 pooled issues. As of September 30, 2008, single issue securities had gross unrealized losses of $1.2 million and an estimated fair value of $7.6 million, while the gross unrealized losses on the pooled securities totaled $0.2 million with an estimated fair value of $4.4 million. The single issues are primarily from community and regional banks. The pooled instruments consist of securities issued by banks and other financial institutions and are generally secured by over-collateralized or default protection provided by subordinated tranches. Both of our pooled securities are mezzanine tranches. Management continues to believe that receipt of all principal and interest on these securities is probable.

NOTE 5: INCOME TAXES

As of September 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits related to federal or state income tax matters.

As of September 30, 2008 and December 31, 2007, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157.

Securities – where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. When instruments are traded in secondary markets and quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. Securities measured with these valuation techniques are generally classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using inputs observable in the market where available. Examples include U.S. government agency securities, mortgage-backed securities, and collateralized mortgage obligations.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Level 3 models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities. At September 30, 2008, the Company determined that Level 3 pricing models should be utilized for valuing its investments in single issue trust preferred securities. Management determined that an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the third quarter of 2008. Total Level 3 assets were 1.0% of the Company’s total assets at September 30, 2008.

Other assets – the Company has certain financial assets carried at fair value, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2008 and December 31, 2007, the Company had no derivative contracts to assist in managing interest rate sensitivity. The Company reflects these assets within Level 2 of the valuation hierarchy.

Other liabilities – the Company has certain financial liabilities carried at fair value, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2008 and December 31, 2007, the Company had no derivative contracts to assist in managing interest rate sensitivity. The Company reflects these liabilities within Level 2 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the condensed consolidated balance sheets and by SFAS 157 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$316,148	—	308,568	7,580
Other assets	735	—	735	—

Total assets at fair value	$316,883	—	309,303	7,580

Other liabilities	$735	—	735	—

Total liabilities at fair value	$735	—	735	—

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for securities available-for-sale recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

(Dollars in thousands)	Nine Months ended September 30, 2008
Beginning balance	$—
Total realized and unrealized gains and losses:	—
Included in net earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	7,580

Ending balance	$7,580

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008 and 2007, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarters ended March 31 and June 30, 2008.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “desired,” “deemed,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “evaluate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarters ended March 31 and June 30, 2008 and subsequent current reports. See Part II, Item 1A, “RISK FACTORS.”

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

Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Net interest income (GAAP)	$4,789	$4,324	$14,013	$12,577
Tax-equivalent adjustment	346	286	1,008	832

Net interest income (a)	5,135	4,610	15,021	13,409
Noninterest income	1,541	1,088	3,799	3,414

Total revenue (a)	6,676	5,698	18,820	16,823
Provision for loan losses	380	0	620	23
Noninterest expense	3,296	3,074	9,550	9,107
Income tax expense	682	589	1,952	1,723
Tax-equivalent adjustment	346	286	1,008	832

Net earnings	$1,972	$1,749	$5,690	$5,138

Basic and diluted earnings per share	$0.54	$0.47	$1.55	$1.38

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $5.7 million for the first nine months of 2008 compared to $5.1 million for the first nine months of 2007. Basic and diluted earnings per share were up 12 % to $ 1.55 per share.

Total tax-equivalent revenue increased 12% to $18.8 million for the first nine months of 2008 compared to the same period in 2007. The increase in total revenue was driven by an increase in tax-equivalent net interest income of 12% for the first nine months of 2008, reflecting strong balance sheet growth from the same period in 2007. Total revenue for the first nine months of 2008 reflects a gain of approximately $1.1 million before taxes related to the sale of certain real property in the third quarter of 2008.

Credit quality remained strong, with an annualized net charge-off ratio of 0.20% for the first nine months of 2008. Although this represents an increase from the first nine months of 2007, the Company’s annualized net charge-off ratio for the first nine months of 2008 remains historically low. Nonperforming assets were $5.3 million, or 1.50%, of total loans and foreclosed properties at September 30, 2008, which included a purchased loan participation in the amount of $4.4 million. Excluding the effects of this loan participation, nonperforming assets were only 0.25% of total loans and foreclosed properties. Management continues to monitor this loan participation and currently believes the level of the allowance for loan losses is adequate to absorb any losses inherent in the loan portfolio, including this loan participation. The provision for loan losses increased $597 thousand in the first nine months of 2008 compared with the first nine months of 2007. This increase is primarily due to net charge-offs of $500 thousand in the first nine months of 2008, compared to a net recovery of $7 thousand in the first nine months of 2007.

Average loans and loans held for sale increased 15% in the first nine months of 2008 from the first nine months of 2007, to $341.9 million. Average total securities increased 10% in the first nine months of 2008 from the first nine months of 2007, to $323.6 million.

In the first nine months of 2008, the Company paid cash dividends of $2.0 million, or $0.555 per share. In the first nine months of 2008, our dividend payout ratio was 35.81%. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a tier 1 capital ratio of 14.54% and a leverage ratio of 8.87% at September 30, 2008.

In the third quarter of 2008, net earnings were $2.0 million compared to $1.7 million for the third quarter of 2007. Basic and diluted earnings per share were up 15% to $0.54 per share. Total tax-equivalent revenue increased 17% to $6.7 million in the third quarter of 2008 compared with the third quarter of 2007, with 11% growth in tax-equivalent net interest income. Net interest income growth was driven by balance sheet growth in the third quarter of 2008 compared to the third quarter of 2007. Total revenue included a gain of approximately $1.1 million before taxes related to the sale of certain real property in the third quarter of 2008. The provision for loan losses increased $380 thousand in the third quarter of 2008 compared with none in the third quarter of 2007. This increase reflects growth in the loan portfolio and an increase in net charge-offs.

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

During the quarter ended June 30, 2008, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that loss factors are derived. These refinements resulted in a reallocation of the factors used to determine the allocated and unallocated components of the allowance. These changes did not have a significant impact on the total allowance for loan losses or provision for loan losses as of and for the quarter ended June 30, 2008 and September 30, 2008.

Allowance for Loan Losses

Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2007 Annual Report on Form 10-K contains a discussion of the allowance for loan losses. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indicators and other pertinent factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine Months Ended September 30
	2008		2007
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$341,938	6.86%	$298,236	8.13%
Securities - taxable	261,488	5.06%	243,983	4.95%
Securities - tax-exempt	62,068	6.38%	51,495	6.37%

Total securities	323,556	5.31%	295,478	5.20%
Federal funds sold	3,593	2.19%	4,023	5.32%
Interest bearing bank deposits	539	3.22%	783	4.61%

Total interest-earning assets	669,626	6.09%	598,520	6.66%

Deposits:
NOW	$76,034	1.97%	$58,929	2.31%
Savings and money market	108,924	1.87%	144,930	3.84%
Certificates of deposits less than $100,000	104,446	4.49%	85,249	5.29%
Certificates of deposits and other time deposits of $100,000 or more	157,111	4.50%	126,928	4.41%

Total interest-bearing deposits	446,515	3.42%	416,036	4.10%
Short-term borrowings	15,616	2.25%	13,756	5.03%
Long-term debt	121,969	4.14%	90,492	4.62%

Total interest-bearing liabilities	$584,100	3.54%	$520,284	4.21%

Net interest income and margin	$15,021	3.00%	$13,409	3.00%

Net Interest Income and Margin

Tax-equivalent net interest income increased 12% in the first nine months of 2008 from the first nine months of 2007 as a result of balance sheet growth. Net interest margin was 3.00% for the first nine months of 2008 and 2007, respectively.

The tax-equivalent yield on total interest earning assets decreased 57 basis points in the first nine months of 2008 from the first nine months of 2007, to 6.09%. This decrease was comprised of a 127 basis point decrease in the yield on loans and loans held for sale to 6.86%, offset by an 11 basis point increase in the tax-equivalent yield on total securities to 5.31%.

The cost of total interest-bearing liabilities decreased 67 basis points in the first nine months of 2008 from the first nine months of 2007, to 3.54%. This decrease was comprised of a 68 basis point decrease in the cost of total interest-bearing deposits to 3.42%, a 278 basis point decrease in the cost of short-term borrowings to 2.25%, and a 48 basis point decrease in the cost of long-term debt to 4.14%. The average federal funds rate during the first nine months of 2008 was 279 basis points lower than the average for the same period in 2007.

Noninterest Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2008	2007	2008	2007
Service charges on deposit accounts	$326	$325	$934	$969
Servicing fees	77	82	234	256
Gain on sale of loans held for sale	170	157	478	527
Bank-owned life insurance	116	135	354	416
Securities gains, net	—	5	95	29
Other	852	384	1,704	1,217

Total noninterest income	$1,541	$1,088	$3,799	$3,414

The major components of noninterest income are service charges on deposit accounts, servicing fees, gain on sale of loans held for sale, income from bank-owned life insurance, securities gains, net, and other noninterest income.

Noninterest income increased 11%, or $385 thousand, in the first nine months of 2008 compared to the same period in 2007. The increase was primarily due to an increase in other noninterest income, offset by slight decreases in services charges, servicing fees, gains on loans held for sale, and income from bank-owned life insurance. Other noninterest income in the first nine months of 2008 reflects a gain of approximately $1.1 million before taxes related to the sale of certain real property in the third quarter of 2008, and a third quarter 2008 charge of approximately $452 thousand before taxes to adjust the carrying value of an affordable housing limited partnership investment due to the correction of an accounting error in prior periods.

Noninterest income increased 42%, or $453 thousand, in the third quarter of 2008 compared to the third quarter of 2007, due to the same factors described above.

Noninterest Expense

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2008	2007	2008	2007
Salaries and benefits	$1,952	$1,813	$5,526	$5,371
Net occupancy and equipment	361	328	994	945
Professional fees	149	144	465	497
Other	834	789	2,565	2,294

Total noninterest expense	$3,296	$3,074	$9,550	$9,107

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense increased 5%, or $443 thousand, in the first nine months of 2008 compared to the same period in 2007. The increase was primarily driven by an increase in salaries and benefits expense and an increase in other noninterest expense. Salaries and benefits expense increased $155 thousand in the first nine months of 2008 due to normal increases in salaries and benefits. Other noninterest expense increased by $271 thousand in the first nine months of 2008 due to various factors, including increases in FDIC insurance assessments as a result of the expiration of the remainder of our one-time FDIC insurance credit in 2008.

Noninterest expense increased 7%, or $222 thousand, in the third quarter of 2008 compared to the third quarter of 2007, due to the same factors described above.

Income Tax Expense

Income tax expense increased $229 thousand in the first nine months of 2008 from the same period in 2007. The Company’s effective tax rate for the first nine months of 2008 was 25.54%, compared to 25.11% for the same period in 2007. The increase in income tax expense was primarily due to the increase in earnings before taxes.

Income tax expense increased $93 thousand in the third quarter of 2008 from the third quarter of 2007. The Company’s effective tax rate for the third quarter of 2008 was 25.70%, compared to 25.19% for the third quarter of 2007. The increase in income tax expense was primarily due to the increase in earnings before taxes.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $316.1 million and $318.4 million as of September 30, 2008 and December 31, 2007, respectively. Unrealized net losses on securities available-for-sale were $8.1 million at September 30, 2008 compared to unrealized net losses of $0.7 million at December 31, 2007. The net decrease in the fair value of securities available-for-sale from December 31, 2007 was primarily caused by changes in interest rates, widening of credit spreads, and reduced liquidity in applicable markets.

The average yield earned on total securities was 5.31% in the first nine months of 2008 and 5.20% in the first nine months of 2007. The increase in the average yield is due to purchases of debt securities with longer maturities.

Loans

	2008			2007
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial, financial and agricultural	$60,387	60,418	66,272	62,478	56,986
Leases - commercial	374	431	459	486	513
Real estate - construction:
Commercial	4,056	7,549	8,706	7,901	10,282
Residential	14,194	12,891	9,574	11,370	13,420
Real estate - mortgage:
Commercial	194,659	183,415	165,402	161,703	157,072
Residential	68,888	67,408	68,643	67,246	66,957
Consumer installment	12,649	13,480	12,317	11,539	11,892

Total loans	355,207	345,592	331,373	322,723	317,122
Less: Unearned income	(299)	(284)	(290)	(312)	(327)

Loans, net of unearned income	$354,908	345,308	331,083	322,411	316,795

Total loans, net of unearned income, were $354.9 million as of September 30, 2008, an increase of $32.5 million, or 10%, from $322.4 million at December 31, 2007. Growth in commercial real estate mortgage loans was the primary driver of the increase. As of September 30, 2008, commercial real estate mortgage loans increased $33.0 million from December 31, 2007.

Three loan categories represented the majority of the loan portfolio as of September 30, 2008. Commercial real estate mortgage loans represented 55%, residential real estate mortgage loans represented 19% and commercial, financial and agricultural loans represented 17% of the Bank’s total loans at September 30, 2008.

The average yield earned on loans and loans held for sale was 6.86% in the first nine months of 2008 and 8.13% in the first nine months of 2007.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the probable losses in the loan portfolio. As of September 30, 2008 and December 31, 2007, the allowance for loan losses was $4.2 million and $4.1 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES” on pages 25–26 of the Company’s annual report on Form 10-K for the year ended December 31, 2007.

A summary of the changes in the allowance for loan losses during the third quarter of 2008 and the previous four quarters are presented below.

	2008			2007
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance at beginning of period	$4,049	4,074	4,105	4,074	4,104
Charge-offs	(238)	(240)	(139)	(95)	(36)
Recoveries	35	35	48	126	6

Net (charge-offs) recoveries	(203)	(205)	(91)	31	(30)
Provision for loan losses	380	180	60	—	—

Ending balance	$4,226	4,049	4,074	4,105	4,074

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indicators and other pertinent factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Our bank regulators have generally agreed with our credit assessments, however the regulators could seek additional provisions to our allowance for loan losses in the future based upon their judgments and evaluation. The ratio of our allowance for loan losses to total loans outstanding was 1.19% at September 30, 2008, compared to 1.27% at December 31, 2007. In the future, the allowance for loan losses to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety are believed to be weakening or improving, respectively.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that management believes should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $620 thousand and $23 thousand for the nine months ended September 30, 2008 and 2007, respectively.

Based upon its evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2008. Growth in the loan portfolio and increases in net charge-offs during the first nine months of 2008 compared to the first nine months of 2007 were the primary reasons for the increased provision expense.

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

Nonperforming Assets

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy, which could affect employment rates in our market areas, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and violations of laws and regulations.

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2008, the Company had $4.7 million in loans on nonaccrual compared to $447 thousand at December 31, 2007. The increase was primarily due to one purchased loan participation in the amount of $4.5 million that was placed on nonaccrual in the first quarter of 2008. As a result of principal repayments, the balance of this participation has decreased to $4.4 million as of September 30, 2008.

At September 30, 2008 and December 31, 2007, respectively, the Company owned $594 thousand and $98 thousand in other real estate which we had acquired through foreclosure and otherwise from borrowers.

At September 30, 2008, the Company had no loans 90 days past due and still accruing interest compared to $4 thousand at December 31, 2007. At September 30, 2008 and at December 31, 2007, no loans were deemed to be restructured loans.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	2008			2007
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonaccrual loans	$4,721	4,926	4,631	447	392
Other nonperforming assets (primarily other real estate owned)	594	422	421	98	—

Total nonperforming assets	$5,315	5,348	5,052	545	392

as a % of loans and foreclosed properties	1.50%	1.55	1.52	0.17	0.12
as a % of total assets	0.72%	0.73	0.69	0.08	0.06
Nonaccrual loans as a % of loans	1.33%	1.43	1.40	0.14	0.12
Accruing loans 90 days or more past due	$—	—	—	4	55

Potential problem assets, which are not included in nonperforming assets, amounted to $2.9 million, or 0.8% of total loans outstanding, net of unearned income at September 30, 2008, compared to $9.2 million, or 2.8% of total loans outstanding, net of unearned income at December 31, 2007. The decrease in potential problem assets is primarily due to the previously mentioned $4.5 million loan participation being placed on nonaccrual in the first quarter of 2008. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Deposits

Total deposits were $525.4 million and $492.6 million at September 30, 2008 and December 31, 2007, respectively. The increase of $32.8 million in total deposits from December 31, 2007 was largely due to increases in CDs and other time deposits over $100,000. CDs and other time deposits over $100,000 increased $32.6 million, or 28%, from December 31, 2007. These increases were primarily driven by increases in public and commercial depositor balances.

The average rate paid on total interest-bearing deposits was 3.42% in the first nine months of 2008 and 4.10% in the first nine months of 2007, which reflects declines in market interest rates.

Noninterest bearing deposits were 15% and 14% of total deposits as of September 30, 2008 and December 31, 2007, respectively.

Other Borrowings

Other borrowings consists of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase with an original maturity of one year or less, and other short-term borrowings. The Bank had available federal fund lines totaling $40.0 million with $9.0 million outstanding at September 30, 2008, compared to $44.0 million and $8.7 million outstanding at December 31, 2007. Securities sold under agreements to repurchase with an original maturity of one year or less totaled $17.1 million at September 30, 2008, compared to $15.5 million at December 31, 2007.

The average rate paid on short-term borrowings was 2.25% in the first nine months of 2008, and 5.03% in the first nine months of 2007.

Long-term debt includes FHLB borrowings with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and junior subordinated debentures related to trust preferred securities. At September 30, 2008 and December 31, 2007, the Bank had $96.2 million and $83.2 million in long-term FHLB borrowings, respectively. At both September 30, 2008 and December 31, 2007, the Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year. At both September 30, 2008 and December 31, 2007, the Company had $7.2 million in junior subordinated debentures outstanding.

The average rate paid on long-term debt was 4.14% in the first nine months of 2008, and 4.62% in the first nine months of 2007.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $51.8 million and $53.0 million as of September 30, 2008 and December 31, 2007, respectively. The decrease from December 31, 2007 was primarily driven by a $4.7 million other comprehensive loss due to the change in unrealized losses on securities available-for-sale and cash dividends paid of $2.0 million, or $0.555 per share, offset by net earnings of $5.7 million.

The Company’s Tier 1 leverage ratio was 8.87%, Tier 1 risk-based capital ratio was 14.54% and Total risk-based capital ratio was 15.50% at September 30, 2008. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that the Company is liability sensitive for a 12 month forecast. The Company’s modeling projects that net interest income would decrease 3.2% given a 200 basis point increase in interest rates and that net interest income would increase 3.2% given a 200 basis point decrease in interest rates. The results of our current earnings simulation model would indicate that we are in compliance with our current guidelines at September 30, 2008.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. At September 30, 2008, the Company’s modeling projects that economic value of equity would decrease by 30.0% given a 200 basis point increase in interest rates. The increase in accumulated other comprehensive loss due to the increase in unrealized losses on securities available for sale, which has a negative impact on equity, is the primary reason that the Company’s modeling at September 30, 2008 exceeded the Company’s current policy guidelines. Although unrealized losses on securities available-for-sale at September 30, 2008 are partially attributable to changes in interest rates, they are primarily attributable to the widening of credit spreads and reduced liquidity in applicable markets. Management will continue to monitor compliance with current policy guidelines for economic value of equity, however, management believes its earnings simulation modeling at September 30, 2008 is a better measurement of the Company’s interest rate risk.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. Beginning in 2006, the Company entered into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2008 and December 31, 2007, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

The primary sources of funding for the Company are dividends received from the Bank and proceeds from the issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on junior subordinated debentures related to trust preferred securities. The junior subordinated debentures are presented as long-term debt in the condensed consolidated balance sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes, subject to certain limitations.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of September 30, 2008, the Bank had an available line of credit with the FHLB totaling $219.2 million with $96.2 million outstanding. As of September 30, 2008, the Bank also had $40.0 million of federal funds lines with $9.0 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2008, the Bank had outstanding standby letters of credit of $10.1 million and unfunded loan commitments outstanding of $43.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS No. 157 did not have a significant impact on the consolidated financial statements of the Company. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the three and nine month periods ended September 30, 2008. Adoption of FSP No. FAS 157-3 did not have a significant impact on the consolidated financial statements of the Company. See accompanying notes to the condensed consolidated financial statements for fair value disclosures required by SFAS No. 157.

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

In December 2007, the SEC issued SAB 110, “Share-Based Payment.” SAB 110 allows eligible public companies to continue to use a simplified method for estimating the expense of stock options if their own historical experience isn’t sufficient to provide a reasonable basis. Under SAB 107, “Share-Based Payment,” the simplified method was scheduled to expire for all grants made after December 31, 2007. The SAB describes disclosures that should be provided if a company is using the simplified method for all or a portion of its stock option grants beyond December 31, 2007. The provisions of this bulletin are effective on January 1, 2008. Since the Company had no stock options outstanding in 2007 or through September 30, 2008, adoption of SAB 110 has had no impact on the consolidated financial statements of the Company.

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

Table 1 – Explanation of Our Use of Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles (GAAP), this quarterly report on Form 10-Q includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-GAAP financial measure, including the presentation of total revenue and the calculation of the efficiency ratio.

The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP are presented below.

	2008			2007
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Net interest income (GAAP)	$4,789	$4,686	$4,538	$4,298	$4,324
Tax-equivalent adjustment	346	341	321	291	286

Net interest income (Tax-equivalent)	$5,135	$5,027	$4,859	$4,589	$4,610

Total revenue (GAAP)	$6,330	$5,788	$5,694	$5,550	$5,412
Tax-equivalent adjustment	346	341	321	291	286

Total revenue (Tax-equivalent)	$6,676	$6,129	$6,015	$5,841	$5,698

	Nine Months Ended September 30
(In thousands)	2008	2007
Net interest income (GAAP)	$14,013	12,577
Tax-equivalent adjustment	1,008	832

Net interest income (Tax-equivalent)	$15,021	13,409

Total revenue (GAAP)	$17,812	15,991
Tax-equivalent adjustment	1,008	832

Total revenue (Tax-equivalent)	$18,820	16,823

Table 2 - Selected Quarterly Financial Data

2008	2007
(Dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Income statement
Tax-equivalent interest income	$10,091	10,142	10,277	10,138	10,234
Total interest expense	4,956	5,115	5,418	5,549	5,624

Tax equivalent net interest income	5,135	5,027	4,859	4,589	4,610

Provision for loan losses	380	180	60	—	—
Total noninterest income	1,541	1,102	1,156	1,252	1,088
Total noninterest expense	3,296	3,105	3,149	3,253	3,074

Net earnings before income taxes and tax-equivalent adjustment	3,000	2,844	2,806	2,588	2,624
Tax-equivalent adjustment	346	341	321	291	286
Income tax expense	682	636	634	517	589

Net earnings	$1,972	1,867	1,851	1,780	1,749

Per share data:
Basic and diluted net earnings	$0.54	0.51	0.50	0.48	0.47
Cash dividends declared	$0.185	0.185	0.185	0.175	0.175
Weighted average shares outstanding
Basic and Diluted	3,677,509	3,680,144	3,681,809	3,688,780	3,708,097
Shares outstanding	3,676,836	3,677,823	3,681,809	3,681,809	3,691,260
Book value	$14.09	14.51	15.29	14.40	13.68
Common stock price
High	$25.00	23.71	24.50	25.56	27.88
Low	22.10	21.50	19.00	21.30	23.25
Period-end	$24.00	22.10	22.00	21.95	24.77
To earnings ratio	11.82	x	11.28	11.52	11.80	13.84
To book value	170%	152	144	152	181
Performance ratios:
Return on average equity	14.42%	13.09	13.74	13.51	14.41
Return on average assets	1.09%	1.02	1.06	1.06	1.07
Dividend payout ratio	34.26%	36.27	37.00	36.46	37.23
Average equity to average assets	7.58%	7.79	7.71	7.85	7.43
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.19%	1.17	1.23	1.27	1.29
Nonperforming assets	80%	76	81	753	1,039
Nonperforming assets as a % of:
Loans and foreclosed properties	1.50%	1.55	1.52	0.17	0.12
Total assets	0.72%	0.73	0.69	0.08	0.06
Nonaccrual loans as a % of loans	1.33%	1.43	1.40	0.14	0.12
Net charge-offs (recoveries) as a % of average loans	0.23%	0.24	0.11	(0.04)	0.04
Capital Adequacy:
Tier 1 capital ratio	14.54%	14.59	14.64	14.74	14.85
Total capital ratio	15.50%	15.53	15.60	15.74	15.86
Leverage ratio	8.87%	8.67	8.82	9.02	9.13
Other financial data:
Net interest margin	3.03%	2.98	2.99	2.91	3.02
Effective income tax rate	25.70%	25.41	25.51	22.51	25.19
Efficiency ratio (a)	49.37%	50.66	52.35	55.71	53.95
Selected period end balances:
Securities	$316,148	323,706	322,843	318,373	288,459
Loans	354,908	345,308	331,083	322,411	316,795
Allowance for loan losses	4,226	4,049	4,074	4,105	4,074
Total assets	734,989	731,306	728,906	688,659	661,780
Total deposits	525,353	540,492	537,443	492,585	510,078
Long-term debt	128,372	123,377	123,381	115,386	90,390
Total stockholders’ equity	51,810	53,352	56,292	53,018	50,503

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 3 - Selected Financial Data

Nine Months Ended September 30
(Dollars in thousands, except per share amounts)	2008	2007
Income statement
Tax-equivalent interest income	$30,510	29,802
Total interest expense	15,489	16,393

Tax equivalent net interest income	15,021	13,409

Provision for loan losses	620	23
Total noninterest income	3,799	3,414
Total noninterest expense	9,550	9,107

Net earnings before income taxes and tax-equivalent adjustment	8,650	7,693
Tax-equivalent adjustment	1,008	832
Income tax expense	1,952	1,723

Net earnings	$5,690	5,138

Per share data:
Basic and diluted net earnings	$1.55	1.38
Cash dividends declared	$0.555	0.525
Weighted average shares outstanding
Basic and diluted	3,679,820	3,725,744
Shares outstanding	3,676,836	3,691,260
Book value	$14.09	13.68
Common stock price
High	$25.00	27.88
Low	19.00	23.25
Period-end	$24.00	24.77
To earnings ratio	11.82	x	13.84
To book value	170%	181
Performance ratios:
Return on average equity	13.74%	13.50
Return on average assets	1.06%	1.06
Dividend payout ratio	35.81%	38.04
Average equity to average assets	7.72%	7.89
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.19%	1.29
Nonperforming assets	80%	1,039
Nonperforming assets as a % of:
Loans and foreclosed properties	1.50%	0.12
Total assets	0.72%	0.06
Nonaccrual loans as a % of loans	1.33%	0.12
Net charge-offs (recoveries) as a % of average loans	0.20%	0.00
Capital Adequacy:
Tier 1 capital ratio	14.54%	14.85
Total capital ratio	15.50%	15.86
Leverage ratio	8.87%	9.13
Other financial data:
Net interest margin	3.00%	3.00
Effective income tax rate	25.54%	25.11
Effeciency ratio (a)	50.74%	54.13
Selected period end balances:
Securities	$316,148	288,459
Loans	354,908	316,795
Allowance for loan losses	4,226	4,074
Total assets	734,989	661,780
Total deposits	525,353	510,078
Long-term debt	128,372	90,390
Total shareholders’ equity	51,810	50,503

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 4 - Average Balances and Net Interest Income Analysis

	Three Months Ended September 30
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$351,034	$5,767	6.54%	$315,158	$6,370	8.02%
Securities - taxable	258,610	3,299	5.07%	235,287	2,978	5.02%
Securities - tax-exempt (2)	63,759	1,017	6.35%	52,782	843	6.34%

Total securities	322,369	4,316	5.33%	288,069	3,821	5.26%
Federal funds sold	1,155	6	2.07%	2,678	38	5.63%
Interest bearing bank deposits	408	2	1.95%	383	5	5.18%

Total interest-earning assets	674,966	10,091	5.95%	606,288	10,234	6.70%
Cash and due from banks	12,755			13,514
Other assets	34,582			33,873

Total assets	$722,303			$653,675

Interest-bearing liabilities:
Deposits:
NOW	$76,213	318	1.66%	$55,379	293	2.10%
Savings and money market	95,088	390	1.63%	143,870	1,328	3.66%
Certificates of deposits less than $100,000	119,244	1,178	3.93%	86,136	1,174	5.41%
Certificates of deposits and other time deposits of $100,000 or more	151,181	1,690	4.45%	142,396	1,607	4.48%

Total interest-bearing deposits	441,726	3,575	3.22%	427,781	4,402	4.08%
Short-term borrowings	22,965	124	2.15%	13,114	160	4.84%
Long-term debt	125,906	1,257	3.97%	90,392	1,062	4.66%

Total interest-bearing liabilities	590,597	4,956	3.34%	531,287	5,624	4.20%
Noninterest-bearing deposits	73,114			71,078
Other liabilities	3,872			2,766
Stockholders’ equity	54,720			48,544

Total liabilities and stockholders’ equity	$722,303			$653,675

Net interest income and margin		$5,135	3.03%		$4,610	3.02%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$341,938	$17,564	6.86%	$298,236	$18,128	8.13%
Securities - taxable	261,488	9,910	5.06%	243,983	9,035	4.95%
Securities - tax-exempt (2)	62,068	2,964	6.38%	51,495	2,452	6.37%

Total securities	323,556	12,874	5.31%	295,478	11,487	5.20%
Federal funds sold	3,593	59	2.19%	4,023	160	5.32%
Interest bearing bank deposits	539	13	3.22%	783	27	4.61%

Total interest-earning assets	669,626	30,510	6.09%	598,520	29,802	6.66%
Cash and due from banks	13,023			13,026
Other assets	32,292			31,856

Total assets	$714,941			$643,402

Interest-bearing liabilities:
Deposits:
NOW	$76,034	1,120	1.97%	$58,929	1,020	2.31%
Savings and money market	108,924	1,523	1.87%	144,930	4,163	3.84%
Certificates of deposits less than $100,000	104,446	3,512	4.49%	85,249	3,372	5.29%
Certificates of deposits and other time deposits of $100,000 or more	157,111	5,293	4.50%	126,928	4,191	4.41%

Total interest-bearing deposits	446,515	11,448	3.42%	416,036	12,746	4.10%
Short-term borrowings	15,616	263	2.25%	13,756	518	5.03%
Long-term debt	121,969	3,778	4.14%	90,492	3,129	4.62%

Total interest-bearing liabilities	584,100	15,489	3.54%	520,284	16,393	4.21%
Noninterest-bearing deposits	71,833			70,967
Other liabilities	3,787			1,403
Stockholders’ equity	55,221			50,748

Total liabilities and stockholders’ equity	$714,941			$643,402

Net interest income and margin		$15,021	3.00%		$13,409	3.00%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2008			2007
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial, financial and agricultural	$60,387	60,418	66,272	62,478	56,986
Leases - commercial	374	431	459	486	513
Real estate - construction:
Commercial	4,056	7,549	8,706	7,901	10,282
Residential	14,194	12,891	9,574	11,370	13,420
Real estate - mortgage:
Commercial	194,659	183,415	165,402	161,703	157,072
Residential	68,888	67,408	68,643	67,246	66,957
Consumer installment	12,649	13,480	12,317	11,539	11,892

Total loans	355,207	345,592	331,373	322,723	317,122
Less: Unearned income	(299)	(284)	(290)	(312)	(327)

Loans, net of unearned income	$354,908	345,308	331,083	322,411	316,795

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2008			2007
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Allowance for loan losses:
Balance at beginning of period	$4,049	4,074	4,105	4,074	4,104
Charge-offs	(238)	(240)	(139)	(95)	(36)
Recoveries	35	35	48	126	6

Net (charge-offs) recoveries	(203)	(205)	(91)	31	(30)
Provision for loan losses	380	180	60	—	—

Ending balance	$4,226	4,049	4,074	4,105	4,074

as a % of loans	1.19%	1.17	1.23	1.27	1.29
as a % of nonperforming assets	80%	76	81	753	1,039
Net charge-offs as a % of average loans	0.23%	0.24	0.11	(0.04)	0.04

Nonperforming assets:
Nonaccrual loans	$4,721	4,926	4,631	447	392
Other nonperforming assets (primarily other real estate owned)	594	422	421	98	—

Total nonperforming assets	$5,315	5,348	5,052	545	392

as a % of loans and foreclosed properties	1.50%	1.55	1.52	0.17	0.12
as a % of total assets	0.72%	0.73	0.69	0.08	0.06
Nonaccrual loans as a % of loans	1.33%	1.43	1.40	0.14	0.12
Accruing loans 90 days or more past due	$—	—	—	4	55

Table 8 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2008
Maturity of:
3 months or less	$26,184
Over 3 months through 6 months	29,359
Over 6 months through 12 months	73,929
Over 12 months	18,185

Total CDs and other time deposits of $100,000 or more	$147,657

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is set forth in ITEM 2 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

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

In addition to the risk factors set forth under Part 1A, “Risk Factors” in the Corporation’s 2007 Annual Report on Form 10-K, the following risk factors should also be considered with such risk factors in light of recent events:

There can be no assurance that recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry will help stabilize the U.S. financial system.

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, invest in financial institutions and purchase up to $700 billion of troubled assets from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury has announced its Capital Purchase Program, under which it has begun to purchase up to $250 billion of preferred stock in eligible institutions. The EESA also increased FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009. In addition, the FDIC and the Secretary of the Treasury, after consultation with the President, have determined that systemic risk exists in the financial system. Recent regulatory measures designed to strengthen financial market stability, include the FDIC temporarily guaranteeing certain newly-issued senior debt of eligible FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts. There can be no assurance regarding the actual effects that the EESA and these actions will have on the financial markets, including the levels of volatility and limited credit availability currently being experienced. A failure of the EESA and these related actions to help stabilize the financial markets and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our securities.

Difficult market conditions have adversely affected our industry.

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama have not been as adversely affected as other areas of the country. Declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit have led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity. Failures have increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future, although our business has not been materially affected through September 30, 2008. A worsening of these conditions would likely increase the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

•

We expect to face increased regulation of our industry, including as a result of the EESA. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

•

Market developments may continue to affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which could affect our charge-offs and provision for credit losses.

•

Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans or impact the value of assets, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•

Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deteriorating investor expectations.

•

Our investments in trust preferred securities issued by, and loans and loan participations purchased from other financial institutions could be materially and adversely affected, if these institutions experience financial difficulties or fail.

•	Increasing consolidation of financial services companies as a result of current market conditions could have unexpected adverse effects upon our ability to compete effectively.

•

We may be required to pay significantly higher FDIC premiums. Market developments have significantly depleted the insurance fund of the FDIC and reduced the FDIC Deposit Insurance Fund’s ratio of reserves to insured deposits below that required by law, and the FDIC has proposed a revised risk-based deposit insurance assessment schedule.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. The volatility and disruption reached unprecedented levels in September and October. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine check clearing, investments and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor confidence in certain institutions and could lead to losses or defaults by us or by other institutions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	165	$23.20	165	195,849
August 1 – August 31	197	$23.25	197	195,652
September 1 – September 30	675	$22.21	675	194,977
Total	1,037	$22.56	1,037	194,977

(1)	Based on trade date, not settlement date.

(2)	A total of 677 shares were purchased in privately negotiated transactions.

(3)

On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 200 thousand shares of its common stock. As of September 30, 2008, approximately 195 thousand shares may yet be purchased under the April 2008 authorization. The April 2008 authorization will expire February 28, 2010.

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: November 14, 2008	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr. President, Chief Executive Officer and Chairman of the Board

Date: November 14, 2008	By:	/s/ David A. Hedges
David A. Hedges VP, Controller and Chief Financial officer (Principal Financial and Accounting Officer)