Form 10-K
period 2008-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2009-03-31
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑            Smaller reporting company ☐

                                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $52,554,286 as of June 30, 2008.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,646,947 shares of common stock as of March 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 12, 2009, are incorporated by reference into Part III of this Form 10-K.

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

•

legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverages;

•	changes in accounting policies, rules and practices;

•

the risks of changes in interest rates and the shape of the yield curve on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•

changes in the prices, values, sales volumes and liquidity of residential and commercial real estate, as well as securities; including the amounts realizable as a result of exercising our rights against such assets that secure credit extended by us;

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

•

the risks of our counterparties, including the financial institutions with which we do business, have purchased loan participations or have other credit relationships, or in which we have made investments; and

•

other factors and risks described in “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or the “SEC”) under the Exchange Act.

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

The Bank has operated continuously since 1907 and currently conducts its business in East Alabama, including Lee County, and surrounding areas. The Bank has been an Alabama state bank that is a member of the Federal Reserve since April 1995 (the “Charter Conversion”). The Bank’s primary regulators are the Federal Reserve and the Alabama Superintendent of Banks (the “Alabama Superintendent”). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) since 1991.

General

The Company’s business is conducted primarily through the Bank and its subsidiaries. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company’s principal executive offices are located at 100 N. Gay Street, Auburn, Alabama 36830, and its telephone number at such address is (334) 821-9200. The Company maintains an Internet website at www.auburnbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report. The Company files annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.

The Company has two indirect, wholly-owned subsidiaries, with immaterial operations:

•	Banc of Auburn, Inc.
•	Auburn Mortgage Corporation

The Company directly owns all the common equity in one statutory trust, Auburn National Bancorporation Capital Trust I, which was formed in 2003 for the purpose of issuing $7.0 million floating capital securities in order to repurchase the Bank’s outstanding common shares.

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

Competition

The banking business in East Alabama, including Lee County, is highly competitive with respect to loans, deposits, and other financial services. The area is dominated by a number of regional and national banks and bank holding companies that have substantially greater resources, and numerous offices and affiliates operating over wide geographic areas. The Bank competes for deposits, loans and other business with these banks, as well as with credit unions, mortgage companies, insurance companies, and other local and nonlocal financial institutions, including institutions offering services through the mail, by telephone and over the Internet. As more and different kinds of businesses enter the market for financial services, competition from nonbank financial institutions may be expected to intensify further.

Among the advantages that larger financial institutions have over the Bank are their ability to finance extensive advertising campaigns, to diversify their funding sources, and to allocate and diversify their assets among loans and securities of the highest yield in locations with the greatest demand. Many of the major commercial banks or their affiliates operating in the Bank’s service area offer services which are not presently offered directly by the Bank and they may also have substantially higher lending limits than the Bank.

Community banks also have experienced significant competition for deposits from mutual funds, insurance companies and other investment companies and from money center banks’ offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank.

Selected Economic Data

The Bank’s PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. Outside of the Bank’s PSA, the Bank has a mortgage loan production office in Mountain Brook, a Birmingham suburb. Lee County’s population is approximately 130,000, and has increased approximately 13.4% between April 1, 2000 to July 1, 2007. In 2008, the Auburn-Opelika Metropolitan Statistical Area (“MSA”), which includes Lee County, was named one of the fastest growing small MSAs in the nation by Forbes Magazine. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, BF Goodrich, and Briggs & Stratton.

Loans and Loan Concentrations

The Bank makes loans for commercial, financial and agricultural purposes, as well as for real estate mortgages, real estate acquisition, construction and development and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate acquisition, construction and development, agricultural and consumer lending than with real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower’s financial strength and capacity to repay the debt, the underlying collateral and the borrower’s past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan. See “Legislative and Regulatory Changes” for a discussion of recent regulatory guidance on commercial real estate lending.

The Bank has loans outstanding to borrowers in all industries within its PSA. Any adverse economic or other conditions affecting these industries would also likely have an adverse effect on the local workforce, other local businesses, and individuals in the community that have entered into loans with the Bank. However, management believes that due to the diversified mix of industries located within the Bank’s PSA, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame. The Bank’s PSA is also subject to both local and national economic conditions and fluctuations.

Employees

At December 31, 2008, the Company and its subsidiaries had 148 full-time equivalent employees, including 33 officers.

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

The BHC Act permits acquisitions of banks by bank holding companies, such that the Company and any other bank holding company, whether located in Alabama or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Alabama permits interstate branching. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank, may establish, maintain and operate one or more banks in a state other than the State of Alabama pursuant to a merger transaction in which the Alabama bank is the resulting bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Alabama bank that participated in such merger. Alabama banks may branch into other states, if federal and state law permits, and out-of-state banks may branch into Alabama, if its home state permits Alabama banks to branch into that state.

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

Federal Reserve policy requires a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

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

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated rating system, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure; monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile, and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company’s fails to comply with these internal control rules, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, and the values of its securities. The Company’s assessment of its financial reporting controls as of December 31, 2008 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2008, the Bank paid cash dividends of $3.1 million to the Company.

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

Under the Federal Reserve’s policy, the board of directors of a bank holding company should also consider different factors to ensure that its dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios such as any potential events that may occur before the payment date that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer, or significantly reduce the bank holding company’s dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with the its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

In addition, the federal regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not take into account the qualify of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.

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

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2008 is included in “Note 16 to the Consolidated Financial Statements.”

Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized. Institutions that are “undercapitalized” are subject to growth limitations and are required to submit a capital restoration plan for approval. A depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim against the holding company’s capital restoration obligation would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had or will have any material impact on the Company and the Bank or their respective operations.

FDICIA

FDICIA also directs that each federal bank regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth composition, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the federal bank regulatory agencies deem appropriate.

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

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

In 2008, the Federal Reserve has taken various actions to increase market liquidity and reduce interest rates.

The Federal Reserve lowered its target federal funds rate from 5.25% per annum on August 7, 2007 to 3.00% on January 30, 2008, and finally to 0-0.25% on December 16, 2008. The Federal Reserve’s discount rate was reduced on December 16, 2008 to its current rate of 0.50% per annum, down from 5.75% on September 17, 2007, 4.75% on January 2, 2008, and 1.25% on October 29, 2008. The Federal Reserve has extended the term for which banks can borrow from the discount window to up to 90 days; and developed a program, called the Term Auction Facility, under which predetermined amounts of credit are auctioned to depository institutions for terms of up to 84 days. These innovations resulted in large increases in the amount of Federal Reserve credit extended to the banking system.

The Federal Reserve also expanded its liquidity programs through the Primary Dealer Credit Facility (“PDCF”) to provide primary dealers in the government securities market with access to the Federal Reserve’ s discount window, the Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (the “AMLF”), which provides loans to depository institutions to purchase asset-backed commercial paper from money market mutual funds, and the Term Securities Lending Facility (the “TSLF”), under which the Federal Reserve Bank of New York auctions term loans of Treasury securities to primary dealers. Several other liquidity-related facilities have also been established, such as the Commercial Paper Funding Facility (the “CPFF”), which provides a liquidity backstop to U.S. issuers of commercial paper, the Money Market Investor Funding Facility (the “MMIFF”), which provides liquidity to U.S. money market investors, and the temporary reciprocal currency arrangements (swap lines) with 14 other central banks. These facilities are currently scheduled to end April 30, 2009.

In addition, the Federal Reserve and the Treasury have jointly announced a Term Asset-Backed Securities Loan Facility (“TALF”) that will lend against high quality asset-backed securities determined eligible by the Federal Reserve. The Federal Reserve Bank of New York presently intends to make up to $200 billion of loans under the TALF, but this may be expanded. TALF loans will have a term of three years; will be non-recourse to the borrower; and will be secured by eligible ABS. The Treasury has provided $20 billion of credit support to the Federal Reserve in connection with the TALF, but may provide more.

The Federal Reserve announced on November 28, 2008 that it was initiating a program to purchase the direct obligations of housing-related government-sponsored enterprises (“GSEs”) — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks — and mortgage-backed securities (“MBS”) backed by Fannie Mae, Freddie Mac, and GNMA. This action was taken to reduce the cost and increase the availability of credit for the purchase of houses in an effort to support housing markets and foster improved conditions in financial markets more generally. Purchases of up to $100 billion in GSE direct obligations under the program will be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions, and purchases of up to $500 billion in MBS will be conducted by asset managers. Purchases of both direct obligations and MBS were expected to take place over several quarters. On March 18, 2009, the Federal Reserve announced that it will increase the size of the plan by purchasing up to an additional $750 billion of GSE mortgage-backed securities, bringing its total purchases of these securities to up to $1.25 trillion this year, and to increase its purchases of GSE debt this year by up to $100 billion to a total of up to $200 billion. Moreover, to help improve conditions in private credit markets, the Federal Reserve has announced it will purchase up to $300 billion of longer-term Treasury securities over the next six months.

Beginning October 6, 2008, the Federal Reserve began paying interest on depository institutions’ required and excess reserve balances. The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target rate established by the Federal Open Market Committee.

The nature and timing of any changes in fiscal and monetary policies and their effect on the Company and the Bank cannot be predicted.

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is subject to FDIC assessments for such deposit insurance, as well as assessments by the FDIC to pay interest on the Financing Corporation (“FICO”) bonds. During 2006 through 2008, the FDIC’s risk based deposit insurance assessments schedule ranged from zero to 43 basis points per annum. During 2006 and 2007, the Bank paid no FDIC deposit insurance premiums and in 2008, the Bank paid approximately $226 thousand in FDIC deposit insurance premiums. FICO assessments of approximately $60 thousand, $59 thousand and $59 thousand were paid to the FDIC in 2008, 2007 and 2006, respectively.

Congress passed the Federal Deposit Insurance Reform Act (the “Reform Act”) in February 2006. As a result, deposits remained insured up to a maximum of $100,000, but the amount of deposit insurance will be adjusted every five years based upon inflation. Retirement accounts were insured for up to $250,000, and banks that are less than adequately capitalized will be unable to accept employee benefit deposits. This law also changed the way FDIC insurance assessments and credits are calculated. The Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily increased FDIC deposit insurance to $250,000 per depositor through December 31, 2009. EESA provides that the temporary increase in deposit insurance coverage is not taken into account for FDIC insurance assessment purposes.

The FDIC has adopted new risk-based deposit premium rules following the Reform Act, to achieve the new targeted designated reserve ratio specified in the Reform Act. During 2007 and 2008, the FDIC used the following risk categories and initial deposit insurance assessment rates:

Risk Category	Assessment Rate
I	5 to 7 basis points
II	10 basis points
III	28 basis points
IV	43 basis points

The Bank paid FDIC deposit insurance assessments of approximately $226 thousand in 2008 based upon the expiration of a one-time credit provided by the Reform Act and FDIC rules for deposit insurance premiums previously paid. At the beginning of 2008, this credit totaled approximately $49 thousand. FDIC insurance assessments for 2007 were offset entirely by an equivalent amount of the credit during 2007, and the credit was fully used by early 2008.

Effective January 1, 2009, the FDIC has increased it deposit insurance assessment rates uniformly by 7 basis points annually for the first quarter 2009 assessment period. Annual rates applicable to the first quarter and second quarter 2009 assessments, which will be collected at the end of June and September, respectively, are as follows:

Risk Category	First Quarter 2009 Assessment Rate	Second Quarter 2009 Assessment Rate
I	12 to 14 basis points	12 to 16 basis points
II	17 basis points	22 basis points
III	35 basis points	32 basis points
IV	50 basis points	45 basis points

The FDIC has adopted another final rule effective April 1, 2009, which changes the FDIC’s deposit insurance assessment system’s evaluation of risk, makes corresponding changes to assessment rates beginning with the second quarter of 2009, and makes other changes to the deposit insurance assessment rules. The FDIC’s new rules are expected to include a potential decrease in assessments for long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount, especially for rapidly growing banks. The FDIC also has proposed a rule that, if it becomes final, will impose a 20 basis points special assessment on all institutions for the quarter ended June 30, 2009 and will grant the FDIC the authority to impose up to a further 10 basis points special assessment at the end of any calendar quarter whenever the estimated DIF falls to a level that FDIC board of directors believes would adversely affect public confidence or to a level close to zero or negative. We expect that FDIC insurance premiums will continue to increase, generally for the foreseeable future.

FICO assessments are set by the FDIC quarterly and ranged from 1.32 basis points in the first quarter of 2006 to 1.24 basis points in the last quarter of 2006, 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the last quarter of 2007, and 1.14 basis points in the first quarter of 2008 to 1.10 basis points in the last quarter of 2008. The FICO assessment rate for the first quarter of 2009 has increased to 1.14 basis points.

Under the FDIC’s Temporary Liquidity Guarantee Program (the “TLG”), the entire amount in any eligible noninterest bearing transaction accounts will be guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance. The TLG also provides FDIC guarantees to newly issued senior unsecured debt of banks and holding companies. The FDIC also proposed on February 27, 2009 to extend the debt guarantee program to cover otherwise eligible senior unsecured debt that is mandatorily convertible to common stock. The Company and the Bank have not opted out of either guarantee programs. Should the Company or the Bank seek to issue debt that is covered by the TLG’s debt guarantee program, the Company will need prior approval from the FDIC and both the Company and the Bank will be subject to an assessment determined by multiplying the amount of TLG-guaranteed debt times the term of the debt (expressed in years) times an annualized assessment rate, which will range from 50 to 100 basis point depending upon the maturity of the TLG-guaranteed debt. On March 17, 2009, the FDIC adopted changes to its TLG debt guarantee program, and increased the guarantee assessments up to 10 – 25 basis points for FDIC-insured institutions, and 20 – 50 basis points for other eligible issuers, for all TLG-guaranteed debt issued on or after April 1, 2009, depending upon such debt’s maturity dates.

Neither the Company nor the Bank has issued any TLG-guaranteed debt. We participate in the TLG’s noninterest bearing transaction account guarantee program, and pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts covered by the TLG guarantee. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions. Legislation has been proposed to give the FDIC authority to impose charges for the TLG program upon depository institution holding companies, as well.

Emergency Economic Stabilization Act of 2008

EESA was enacted on October 3, 2008. EESA authorizes the Treasury to use up to $700 billion to buy troubled assets, provide capital, or otherwise provide assistance to U.S. banks, thrifts and their holding companies (“TARP”). Pursuant to authority granted under EESA, the Secretary has created the TARP Capital Purchase Program (the “CPP”) under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

When an institution participates in the CPP, it will be subject to the Treasury’s standards for executive compensation and corporate governance as long as the Treasury holds the equity issued under the CPP. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

On February 17, 2009, the ARRA became law. The ARRA apparently retroactively imposes certain new executive compensation and corporate expenditure limits and corporate governance standards on all current and future TARP recipients that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury.

On February 10, 2009, the Treasury announced the Financial Stability Plan, which earmarked the second $350 billion of TARP funds authorized under the EESA. Among other things, the Financial Stability Plan include:

• A capital assistance program (“CAP”) that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the TARP CPP;

• A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

• A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and

• Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

The Treasury released a term sheet for the CAP on February 25, 2009. Under the CAP, qualifying U.S. banks, thrifts and their holding companies will be able to obtain additional capital through issuance of 9% mandatorily convertible preferred stock and warrants to the Treasury. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions, executive compensation corporate and additional disclosure requirements.

On March 23, 2009, the Treasury released further information on the Public-Private Investment Program (“PPIP”) under which the Treasury will invest $75 billion to $100 billion in TARP money along side private sector participants and the FDIC as well as the Federal Reserve, to buy $500 billion to $1 trillion of legacy assets from FDIC-insured institutions.

We have elected not to participate in the TARP CPP and do not anticipate participating in the CAP although we believe we were eligible and would have been approved for the TARP CPP. However, we cannot predict the effect that EESA, ARRA, Financial Stability Plan, or PPIP may have on us or our business, financial condition or results of operations.

Legislative and Regulatory Changes

Various legislative and regulatory proposals regarding substantial changes in banking, and the regulation of banks, thrifts and other financial institutions, compensation, and the regulation of financial markets and their participants and financial instruments, and the regulators of all of these, as well as the taxation of these entities, are being considered by the executive branch of the Federal government, Congress and various state governments. The State of Alabama has been considering tax reform for several years and the Alabama legislature currently is considering legislation that may increase the Company’s state taxes. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

The federal bank regulatory agencies released guidance in 2006 on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of this property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

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

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance did apply to the Bank’s CRE lending activities at year-end 2008. At December 31, 2008, the Bank had outstanding $67.4 million in construction and land development loans and $196.3 million in total CRE loans (excluding owner occupied), which represents approximately 105% and 180%, respectively, of the bank’s total risk-based capital at December 31, 2008. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as improvements in its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflect risk.

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

Numerous actions by the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and other governmental authorities to address the current liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007. These measures include various actions described under “Fiscal and Monetary Policy” and “Recent Legislative and Regulatory Changes.”

We cannot predict the actual effects of EESA, the ARRA and various governmental, regulatory, and fiscal and monetary initiatives which have been and may be enacted, adopted or proposed will have on the financial markets, our competitors and on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our common stock.

Difficult market conditions have adversely affected our industry.

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama have not been as adversely affected as various other areas of the country. Declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by various financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit have led to increased levels of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity. Failures have increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future, although our business has not been materially affected through December 31, 2008. A worsening of these conditions would likely increase the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

•

We expect to face increased regulation of our industry as a result of various initiatives by the U.S. government. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities.

•

Market developments may continue to affect consumer confidence levels and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provision for credit losses.

•

Our ability to assess the creditworthiness of our customers and those we do business with, and to estimate the values of our assets and collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might affect the ability of our borrowers to repay their loans or the value of assets.

•

Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deteriorating investor expectations.

•

Our investments in trust preferred securities and securities backed by pools of trust preferred securities, issued by, and loans and loan participations purchased from other financial institutions, and financial institutions in which we have common stock or equity investments could be materially and adversely affected, if these institutions exercise their rights to defer payment on their trust preferred securities, experience financial difficulties, defer payments on or reduce or eliminate dividends or distributions on their securities that we hold, are subject to regulatory enforcement actions, or fail.

•

Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of, other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. On March 25, 2009, the FHLB announced that it was not paying a dividend for the Fourth Quarter of 2008, and has limited the amount of its activity-based stock of its members to 50% as of March 16, 2009, after earlier suspending daily repurchases. At December 31, 2008, the carrying value of the bank’s investment in FHLB common stock, trust preferred securities and pooled trust preferred securities of other financial institutions, and the common stock of one of the Company’s correspondent banks (“the correspondent bank”) was approximately $5.3 million, $8.7 million, and $2.0 million, respectively. The correspondent bank recently announced that it had entered into a consent order with the Comptroller of the Currency (“OCC”), which, among other things, requires the correspondent bank to raise and maintain levels of capital well above regulatory minimums for well-capitalized banks, and to submit a capital restoration plan acceptable to the OCC. The correspondent bank also is the originator of, and lead lender on, the loan in which we have a $4.3 million nonperforming participation interest, and where the collateral is in the process of foreclosure. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Higher cost of insuring our deposits.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC insurance premiums and guarantee fees in the future. Market developments have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the FDIC’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009 when it also raised deposit insurance premiums and proposed special assessments on FDIC members. See “FDIC Insurance Assessments”.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Our future success is dependent on our ability to compete effectively in highly competitive markets.

The East Alabama banking markets in which we do business are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon.

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

Our cost of funds may increase as a result of general economic conditions, interest rates, inflation and competitive pressures.

The Federal Reserve has taken aggressive actions to reduce interest rates generally, and the Federal government has approved large spending increases. Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. See “Fiscal and Monetary Policy”.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. From June 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0% to 5.25%. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rate by 100 basis points to 4.25% over the remainder of 2007, and has since reduced the target federal funds rate by an additional 400 basis points to zero to 25 basis points in December 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets have declined, generally in 2008, although Federal Reserve actions have recently improved the volume and cost in the residential mortgage market in early 2009. Declining rates reflect efforts by the Federal Reserve to stimulate the economy and may or may not be effective, and may affect our results of operation and financial condition, liquidity and earnings.

Regulatory risks of real estate lending and concentrations.

Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 59.9% of our portfolio in CRE loans at year-end 2008 and 52.6% at year-end 2007. The banking regulators continue to give CRE lending greater scrutiny, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

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

The declines in home prices, generally, along with the reduced availability of mortgage credit, have resulted in increases in delinquencies and losses in our portfolios of home equity lines and loans, and commercial loans related to residential real estate acquisition, construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in our allowance for loan losses. In that event, our earnings, financial condition, including our capital and liquidity, could be adversely affected.

Nonperforming asset take significant time and adversely affect our results of operations and financial condition.

At December 31, 2008, our nonaccrual loans totaled $4.4 million, or 1.20% of the loan portfolio. In addition, we had approximately $324 thousand of other real estate owned at December 31, 2008. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially or weaknesses in the real estate markets persist or worsen, borrower payment behaviors change, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to issue and sell debt securities, and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets, as well as the financial condition, liquidity and profitability of the financial institutions we deal with.

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

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the Alabama Superintendent, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, the effects of which cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition.

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

We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may, however, need to raise additional capital to support our growth or currently unanticipated losses, or to meet the needs of our communities, resulting from failures or cutbacks by our competitors. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are currently disrupted and limited by events outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

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

Cash available to pay dividends to our shareholders is derived primarily from dividends paid to the Company by the Bank. The ability of the Bank to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by the results of operations of our subsidiaries and our need to maintain appropriate liquidity and capital at all levels of our business consistent with regulatory requirements and the needs of our businesses. See “Supervision and Regulation”.

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

Severe weather, natural disasters, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and nine branches, including one branch opened in February 2009. The Bank also has three mortgage loan offices located in Mountain Brook, Phenix City and Valley, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building has paved parking for 84 vehicles, including four handicapped spaces. The main office offers the full line of the Bank’s services and has two ATMs, including one walk-up ATM and one drive-through ATM. The Bank leases a drive-in facility located directly across the street from its main office. This drive-in facility has five drive-through lanes and a walk-up window.

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

In July 2007, the Bank opened a new branch located in the Kroger supermarket in the TigerTown retail center in Opelika, Alabama. The Bank entered into a lease agreement with the Kroger Corporation for five years with options for two 5-year extensions. The Branch offers the full line of bank deposit and other services including an ATM, except for safe deposit boxes.

Additionally, the Company completed two separate purchases in 2006 and one purchase in 2007 for properties that adjoin the Bank’s main office location. These properties were acquired by the Company for purposes of future expansion.

In February 2009, the Bank opened a new branch located on Bent Creek Road in Auburn, Alabama. This branch is owned by the Bank and has approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and a drive-up ATM. This branch offers parking for approximately 29 vehicles, including two handicapped spaces.

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

The Company owns a commercial office building (the “Hudson Building”) located across the street from the main office in downtown Auburn. The Hudson Building has two floors and a basement which contain approximately 14,500 square feet of leasable space. Approximately 60% of this building is rented by unaffiliated third-party tenants. The Bank occupies approximately 3,000 square feet, which includes a portion of the basement level used for storage and space used to house certain bank functions. The Bank pays rent to the Company based on current market rates for such space.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The Company’s management believe there are no pending or threatened legal proceedings that, upon resolution, are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations.

We have not incurred any penalties for failing to include on our tax returns any information required to be disclosed under Section 6011 of the Internal Revenue Code of 1988, as amended (the “Code”) with respect to a “reportable transaction” under the Code and that is required to be reported under Code Section 6707A(e).

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 10, 2009, there were approximately 3,646,947 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 433 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2008
First Quarter	$24.50	$19.00	$0.185
Second Quarter	23.71	21.50	0.185
Third Quarter	25.00	22.10	0.185
Fourth Quarter	23.97	19.06	0.185

2007
First Quarter	$30.00	$26.48	$0.175
Second Quarter	29.00	26.03	0.175
Third Quarter	27.88	23.25	0.175
Fourth Quarter	25.56	21.30	0.175

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

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The following line-graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2003 to December 31, 2008, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2003). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Auburn National Bancorporation Inc.	100.00	107.75	119.23	159.69	124.60	117.87
Nasdaq Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Southeast Bank	100.00	118.59	121.39	142.34	107.23	43.41

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2008	2,887	$22.42	2,887	192,090
November 1 – November 30, 2008	26,836	23.48	26,836	165,254
December 1 – December 31, 2008	186	22.05	186	165,068
Total	29,909	$23.37	29,909	165,068

(1) Based on trade date, not settlement date.

(2) A total of 29,457 shares were purchased in privately negotiated transactions.

(3) On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 200 thousand shares of its common stock. As of December 31, 2008, approximately 165 thousand shares may yet be purchased under the April 2008 authorization. The April 2008 authorization will expire February 28, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

ITEM 6.	SELECTED FINANCIAL DATA

See Table 1 “Selected Financial Data” and general discussion of “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, which is included in Item 7.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

The following is a discussion of our financial condition at December 31, 2008 and 2007 and our results of operations for the years ended December 31, 2008, 2007, and 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to “Special Cautionary Notice Regarding Forward-Looking Statements.”

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported stockholders’ equity or net earnings during the periods involved.

OVERVIEW

The Company is a bank holding company established in 1984, and incorporated in 1990 under the laws of the State of Delaware. The Bank, the Company's principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley, and Mountain Brook, Alabama.

Summary of Results of Operations

	Years ended December 31

(Dollars in thousands, except per share amounts)	2008	2007	2006
Net interest income (GAAP)	$18,639	$16,875	$15,980
Tax-equivalent adjustment	1,361	1,123	1,033
Net interest income (a)	20,000	17,998	17,013
Noninterest income	3,433	4,666	4,448
Total revenue (a)	23,433	22,664	21,461
Provision for loan losses	870	23	330
Noninterest expense	12,542	12,360	11,201
Income tax expense	2,023	2,240	2,312
Tax-equivalent adjustment	1,361	1,123	1,033

Net earnings	$6,637	$6,918	$6,585

Basic and diluted earnings per share	$1.81	$1.86	$1.74

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $6.6 million for the full year 2008, compared to $6.9 million in 2007. Basic and diluted earnings per share were down 3% to $1.81 per share.

Total tax-equivalent net interest income increased 11% to $20.0 million for 2008 compared to $18.0 million for 2007, reflecting strong balance sheet growth. Average loans and loans held for sale increased 14% in 2008 from 2007 to $347.2 million. Average total deposits increased 6% in 2008 from 2007 to $520.2 million.

Credit quality continued to compare favorably among industry peers, with an annualized net charge-off ratio of 0.17% for the full year 2008. Nonperforming assets were 1.29% and 0.17% of total loans and foreclosed properties at December 31, 2008 and 2007, respectively. The increase in nonperforming assets from December 31, 2007 is primarily due to one purchased loan participation. The purchased loan participation represents approximately $4.3 million of the $4.8 million in nonperforming assets at December 31, 2008. Excluding the effects of this loan participation, nonperforming assets were only 0.12% of total loans and foreclosed properties. The provision for loan losses increased $847 thousand in 2008 from 2007 due to an increase in net charge-offs and growth in the loan portfolio.

Noninterest income decreased $1.2 million, or 26%, in 2008 from 2007. This decrease was primarily due to a non-cash charge of $1.5 million due to other-than-temporary impairment. The other-than-temporary impairment charge related to the valuation of a pooled trust preferred security held in the Company’s portfolio.

Noninterest expense increased 1%, or $182, thousand in 2008 from 2007. The slight increase in noninterest expense during 2008 was primarily due to normal increases in salaries and benefits expense.

In 2008, the Company paid cash dividends of $2.7 million, or $0.74 per share, and the dividend payout ratio was 40.88%. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a Tier 1 capital ratio of 14.23% and a leverage capital ratio of 8.75% at December 31, 2008.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and fair value measurements, were critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

Allowance for loan losses

Our management assesses the adequacy of the allowance for loan losses prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

The allowance for loan losses is maintained at levels management believes should be adequate to absorb our estimate of probable losses in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

In assessing the adequacy of the allowance, we also consider the results of our ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, analysis and judgments from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process. We incorporate loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Fair Value Determination

GAAP requires management to value and present at fair value certain of the Company’s assets and liabilities, including investments classified as available-for-sale and all derivatives. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. On January 1, 2008, the Company adopted the provisions of SFAS No. 157. For more information regarding the Company’s adoption of SFAS No. 157, please refer to “Note 15 to the Consolidated Financial Statements”.

Fair values are based on market prices when available. However, some of the Company’s transactions lack an available trading market characterized by frequent transactions between a willing buyer and seller. In these cases, such values are estimated using pricing models that use discounted cash flows and other pricing techniques. Pricing models and their underlying assumptions are based upon management’s best estimates for appropriate discount rates, default rates, prepayments, market volatility and other factors, taking into account current observable market data and experience.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. As such, the use of different models and assumptions, as well as changes in market conditions, could result in materially different net earnings and retained earnings results.

Average Balance Sheet and Interest Rates

	Years ended December 31
	2008		2007		2006
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$347,176	6.69%	$304,389	7.98%	$286,613	7.78%
Securities - taxable	258,160	5.11%	242,826	4.96%	241,298	4.51%
Securities - tax-exempt	62,801	6.37%	51,995	6.36%	47,748	6.37%

Total securities	320,961	5.36%	294,821	5.21%	289,046	4.82%
Federal funds sold	3,197	1.91%	5,539	4.98%	7,321	4.99%
Interest bearing bank deposits	511	2.74%	693	4.62%	1,264	5.06%

Total interest-earning assets	671,845	6.03%	605,442	6.60%	584,244	6.27%

Deposits:
NOW	75,461	2.08%	57,532	2.26%	65,029	2.45%
Savings and money market	103,379	1.76%	143,587	3.65%	142,610	3.67%
Certificates of deposits less than $100,000	110,592	4.23%	85,831	5.33%	84,227	4.55%
Certificates of deposits and other time deposits of $100,000 or more	157,830	4.44%	133,466	4.45%	104,446	3.87%

Total interest-bearing deposits	447,262	3.37%	420,416	4.06%	396,312	3.71%
Short-term borrowings	16,604	1.95%	12,727	4.72%	7,502	5.48%
Long-term debt	123,108	4.14%	93,278	4.60%	102,848	4.40%

Total interest-bearing liabilities	586,974	3.49%	526,421	4.17%	506,662	3.88%

Net interest income and margin (a)	$20,000	2.98%	$17,998	2.97%	$17,013	2.91%

(a)	Tax-equivalent. See “Table 1- Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

2008 vs. 2007 comparison

Tax-equivalent net interest income increased 11% in 2008 from 2007 due to growth in the loan portfolio. Net interest margin increased 1 basis point to 2.98%.

The tax-equivalent yield on total interest earning assets decreased 57 basis points in 2008 from 2007 to 6.03%. This decrease was comprised of a 129 basis point decrease in the yield on loans and loans held for sale to 6.69%, which was offset by a 15 basis point increase in the tax-equivalent yield on total securities to 5.36%.

The cost of total interest-bearing liabilities decreased 68 basis points in 2008 from 2007, to 3.49%. This decrease was comprised of a 69 basis point increase in the cost of total interest-bearing deposits to 3.37%, a 277 basis point decrease in the cost of short-term borrowings to 1.95% and a 46 basis point decrease in the cost of long-term debt to 4.14%.

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

Noninterest Income

	Years ended December 31

(Dollars in thousands)	2008	2007	2006
Service charges on deposit accounts	$1,252	$1,302	$1,387
Servicing fees	319	339	375
Gain on sale of loans held for sale	606	626	649
Bank-owned life insurance	470	547	452
Securities (losses) gains, net	(1,168)	253	10
Other	1,954	1,599	1,575
Total noninterest income	$3,433	$4,666	$4,448

The major components of noninterest income are service charges on deposit accounts, servicing fees, gain on sale of loans held for sale, income from bank-owned life insurance, securities (losses) gains, net, and other noninterest income.

2008 vs. 2007 comparison

Noninterest income decreased 26%, or $1.2 million, in 2008 compared to 2007. This decrease was primarily due to a non-cash charge of $1.5 million due to other-than-temporary impairment recorded in 2008. The other-than-temporary impairment charge related to the valuation of a pooled trust preferred security held in the Company’s portfolio. Other noninterest income for the year ended December 31, 2008 included a $1.1 million gain related to the sale of certain real property, net of a $452 thousand pre-tax charge related to the correction of an accounting error in prior periods. Information concerning the correction of an accounting error is included in “Note 1 to the Consolidated Financial Statements.”

2007 vs. 2006 comparison

Noninterest income increased 5%, or $218 thousand, in 2007 compared to 2006. This increase was driven by the Company’s decision to sell $21.1 million in securities available-for-sale, generating gross gains of $227 thousand. Other changes in the components of noninterest income included an increase of $95 thousand in income from bank-owned life insurance, offset by a decrease of $85 thousand in service charges on deposit accounts.

Noninterest Expense

	Years ended December 31

(Dollars in thousands)	2008	2007	2006
Salaries and benefits	$7,278	$7,110	$6,714
Net occupancy and equipment	1,314	1,267	1,159
Professional fees	511	621	476
Loss on prepayment of FHLB advances	–	313	–
Other	3,439	3,049	2,852
Total noninterest expense	$12,542	$12,360	$11,201

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, loss on prepayment of FHLB advances, and other noninterest expense.

2008 vs. 2007 comparison

Noninterest expense increased 1%, or $182 thousand, in 2008 from 2007. Salaries and benefits expense increased $168 thousand during 2008 due to normal increases in salaries and benefits. Other noninterest expense increased by $390 thousand in 2008 due to various factors, including increases in FDIC insurance assessments as a result of the expiration of the remainder of our one-time FDIC insurance credit in 2008. These increases were offset by a decrease in the loss on prepayment penalties of Federal Home Loan Bank advances of $313 thousand, which was incurred in 2007.

2007 vs. 2006 comparison

Noninterest expense increased 10%, or $1.2 million, in 2007 compared to 2006. This increase was primarily impacted by the Company’s decision to prepay $10.0 million of higher cost Federal Home Loan Bank (“FHLB”) advances and increases in salaries and benefits and professional fees expense. The prepayment of the FHLB advances resulted in a charge of $313 thousand. Salaries and benefits increased $396 thousand during 2007, due to normal increases in salaries and benefits costs, increases in commissions related to mortgage origination activity, and the hiring of additional mortgage originators in our loan production offices. Professional fees increased $145 thousand during 2007 due to increased legal fees and costs associated with regulatory compliance.

Income Tax Expense

2008 vs. 2007 comparison

Income tax expense was $2.0 million in 2008, compared to $2.2 million in 2007. The Company’s effective tax rate decreased to 23.36% in 2008, compared to 24.46% in 2007. The decrease in the Company’s effective tax rate in 2008 was primarily driven by a decrease in earnings before taxes and an increase in tax-exempt interest income when compared to 2007.

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

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $302.7 million and $318.4 million as of December 31, 2008 and 2007, respectively. The decrease from December 31, 2007 was primarily due to proceeds from maturities and paydowns funding loan growth. Unrealized net gains on securities available-for-sale were $1.0 million as of December 31, 2008 compared to unrealized net losses of $0.7 million as of December 31, 2007. The increase in unrealized net gains (losses) of $1.7 million from December 31, 2007 was due to changes in interest rates.

The average yields earned on total securities were 5.36% in 2008 and 5.21% in 2007. Information concerning the maturity distribution and the weighted average yields for investments in the securities portfolio as of December 31, 2008 and 2007 is included in “Note 2 to the Consolidated Financial Statements.”

Loans

	December 31

(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$63,338	62,478	52,923	51,784	50,075
Leases - commercial	341	486	761	1,488	5,397
Real estate - construction:
Commercial	3,019	7,901	4,684	2,039	945
Residential	10,151	11,370	9,912	8,832	5,426
Real estate - mortgage:
Commercial	210,353	161,703	142,092	148,118	136,037
Residential	69,736	67,246	62,596	59,757	42,545
Consumer installment	12,481	11,539	9,349	10,334	11,021
Total loans	369,419	322,723	282,317	282,352	251,446
Less: unearned income	(257)	(312)	(334)	(293)	(317)
Loans, net of unearned income	$369,162	322,411	281,983	282,059	251,129

Total loans, net of unearned income were $369.2 million as of December 31, 2008, an increase of $46.8 million or 14% from $322.4 million at December 31, 2007. Growth in commercial real estate mortgage loans was the primary driver of the increase. As of December 31, 2008, commercial real estate mortgage loans increased $48.7 million from December 31, 2007.

Three loan categories represented the majority of the loan portfolio as of December 31, 2008. Commercial real estate mortgage loans represented 57%, residential real estate mortgage loans represented 19% and commercial, financial and agricultural loans represented 17% of the Bank's total loans at December 31, 2008. The average yield earned on loans and loans held for sale was 6.69% in 2008 and 7.98% in 2007. See “Table 7 – Loan Maturities and Sensitivities to Changes in Interest Rates” for additional information.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to cover the probable losses in the loan portfolio. As of December 31, 2008 and 2007, the allowance for loan losses was $4.4 million and $4.1 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES” above.

We periodically analyze our loan portfolio with respect to our commercial borrowers’ industries to determine if a concentration of credit risk exists to any one or more industries. We have moderate credit exposures arising from loans outstanding to residential and commercial builders, lessors of residential and commercial properties, and religious and professional organizations. We evaluate these exposures in connection with our assessment of our allowance for loan losses.

A summary of changes in the allowance for loan losses for each of the years in the five year period ended December 31, 2007, is presented below.

	Years ended December 31

(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses:
Balance at beginning of period	$4,105	4,044	3,843	3,456	4,313
Charge-offs:
Commercial, financial and agricutural	(454)	(62)	(37)	(39)	(215)
Real estate	(153)	(143)	(106)	(124)	(1,507)
Consumer	(98)	(45)	(46)	(193)	(44)
Total charge-offs	(705)	(250)	(189)	(356)	(1,766)
Recoveries:
Commercial, financial and agricutural	102	14	13	89	219
Real estate	20	267	11	100	11
Consumer	6	7	36	69	79
Total recoveries	128	288	60	258	309
Net (charge-offs) recoveries	(577)	38	(129)	(98)	(1,457)
Provision for loan losses	870	23	330	485	600
Ending balance	$4,398	4,105	4,044	3,843	3,456

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Although the allowance increased by $291 thousand between December 31, 2008 and December 31, 2007, the ratio of our allowance for loan losses to total loans outstanding decreased to 1.19% at December 31, 2008 compared to 1.27% at December 31, 2007. The reduction in the ratio between the two dates is primarily attributable to growth in the loan portfolio. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $870 thousand, $23 thousand, and $330 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

Based upon its evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2008. A net charge-off of $577 thousand in 2008 compared to a net recovery of $38 thousand in 2007 were the primary reasons for the increased provision expense in 2008 when compared to 2007. Strong credit quality trends and a net recovery in 2007 were the primary reasons for the decreased provision expense in 2007 when compared to 2006.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate. There exist factors beyond our control, such as general economic conditions both locally and nationally, which may negatively impact, materially, the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Nonperforming Assets

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, a general downturn in the economy which could affect employment rates in our market areas, general real estate market conditions, including values, nondistressed sales volumes, availability and costs of credit in the markets, generally, interest rate fluctuations, deteriorated or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and possible violations of laws and regulations.

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2008, the Company had $4.4 million in loans on nonaccrual, compared to $447 thousand at December 31, 2007.

The Company owned $324 thousand in residential real estate as “other real estate owned”, which we had acquired from borrowers at December 31, 2008, compared to $98 thousand at December 31, 2007.

The Company had $104 thousand in loans 90 days past due and still accruing interest at December 31, 2008 compared to $4 thousand at December 31, 2006. At December 31, 2008 and at December 31, 2007, no loans were restructured loans.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	December 31
(In thousands)	2008	2007	2006	2005	2004
Nonperforming assets:
Nonaccrual loans	$4,431	447	72	108	711
Other nonperforming assets
(primarily other real estate owned)	324	98	–	–	–
Total nonperforming assets	$4,755	545	72	108	711

as a % of loans and foreclosed properties	1.29%	0.17	0.03	0.04	0.28
as a % of total assets	0.64%	0.08	0.01	0.02	0.12
Nonaccrual loans as a % of loans	1.20%	0.14	0.03	0.04	0.28
Accruing loans 90 days or more past due	$104	4	–	–	105

Potential problem assets, which are not included in nonperforming assets, amounted to $3.9 million, or 1.1% of total loans outstanding, net of unearned income at December 31, 2008, compared to $9.2 million, or 2.8% of total loans outstanding, net of unearned income at December 31, 2007. The decrease in potential problem assets of $5.3 million from December 31, 2007 was primarily due to one purchased loan participation that was placed on nonaccrual in 2008. The balance of this purchased loan participation at December 31, 2007 was approximately $4.5 million. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Deposits

Total deposits were $550.8 million and $492.6 million at December 31, 2008 and 2007, respectively. The increase of $58.2 million in total deposits from December 31, 2007 was largely due to increases in certificates of deposit (“CDs”) and other time deposits of $100,000 or more. These changes reflect decreases in interest rates, and related shifts as depositors sought more yield in a low interest rate environment. Of the $58.2 million increase in CDs and other time deposits of $100,000 or more, $18.7 million related to public deposits and $7.3 million related to brokered CDs, a wholesale funding source.

The average rates paid on total interest-bearing deposits were 3.37% in 2008 and 4.06% in 2007. Noninterest bearing deposits were 14% of total deposits as of December 31, 2008 and 2007, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal fund lines totaling $46.0 million with none outstanding at December 31, 2008, compared to $44.0 million and $8.7 million outstanding at December 31, 2007. Securities sold under agreements to repurchase totaled $10.9 million at December 31, 2008, compared to $15.5 million at December 31, 2007.

The average rates paid on short-term borrowings were 1.95% in 2008 and 4.72% in 2007. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the three-year period ended December 31, 2008 is included in “Note 7 to the Consolidated Financial Statements.”

Long-term debt included FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $91.2 million and $83.2 million in long-term FHLB advances at December 31, 2008 and 2007, respectively. The Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at December 31, 2008 and 2007, respectively.

The average rates paid on long-term debt were 4.14% in 2008 and 4.60% in 2007.

CAPITAL ADEQUACY

The Company’s consolidated stockholders' equity was $57.1 million and $53.0 million as of December 31, 2008 and 2007, respectively. The increase from December 31, 2007 was primarily a result of net earnings of $6.6 million. This increase was offset by cash dividends of $2.7 million, or $0.74 per share, and $0.8 million in stock repurchases.

The Company’s Tier 1 leverage ratio was 8.75%, Tier 1 risk-based capital ratio was 14.23% and Total risk-based capital ratio was 15.22% at December 31, 2008. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory guidelines, the Company is classified as “well capitalized.”

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

The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap (“GAP”). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank's balance sheet structure and our market approach to pricing our liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 10.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2008, the Bank's net interest income would increase approximately 1.47% in a falling rate environment and would decrease approximately 4.49% in a rising rate environment. Interest rate scenario models are prepared using software created and licensed by a third party.

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

The interest sensitive assets at December 31, 2008 that reprice or mature within 12 months were $314.5 million, while the interest sensitive liabilities that reprice or mature within the same time frame were $400.1 million. At December 31, 2008, the 12 month cumulative GAP position was a negative $85.6 million, resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of 79%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period. For additional information, see Table 10 – “Sensitivities to Changes in Interest Rates.” ALCO realizes that GAP is limited in scope since it does not capture all the options of repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on income at risk and economic value of equity measurements.

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2008 and 2007, the Company had not entered into any derivative contracts to assist in managing our interest rate sensitivity.

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

Interest rate risk represents the sensitivity of earnings to changes in interest rates. As interest rates change, the interest income and interest expense associated with the Company’s interest sensitive assets and liabilities also change, thereby affecting net interest income, the primary component of the Company’s earnings. ALCO utilizes the results of the simulation model and the Economic Value of Equity report to quantify the estimated exposure of net interest income to a sustained change in interest rates.

Currently, the Company's income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual increase or decrease in interest rates of 200 basis points. Given this scenario, the Company had, at year-end, a greater exposure to rising rates, as interest rates on interest-bearing liabilities would reprice faster than interest-earning assets.

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

INTEREST RATE RISK

Income Sensitivity Summary

Interest Rate Scenario

(Dollars in thousands)

	-200 BP	Base	+200 BP
Year 1 Net Interest Income	$18,563	$18,295	$17,475
$ Change Net Interest Income	268	—	(820)
% Change Net Interest Income	1.47%	—	(4.49)%

Policy Limit: 10% for +/- 200 Basis Points (BP) over 12 months.

The preceding sensitivity analysis is a modeling analysis, which changes quarterly and consists of hypothetical estimates based upon numerous assumptions, including the interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and others. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions, including how these estimates may be affected by customer preferences, competitors, or competitive conditions.

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates, or market and competitive conditions. See Table 10 – “Sensitivities to Changes in Interest Rates.”

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

The primary source of funding and the primary source of liquidity for the Company includes dividends received from the Bank, and secondarily proceeds from the issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the Consolidated Balance Sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB's advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2008, the Bank had an available line of credit with the FHLB totaling $221.3 million, with $91.2 million outstanding. As of December 31, 2008, the Bank also had $46.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2008, which by their terms have contractual maturity and termination dates subsequent to December 31, 2008:

	Payments due by period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Contractual obligations:
Deposit maturities (1)	$550,843	485,881	37,010	27,952	–
Long-term debt	123,368	18	28,036	20,036	75,278
Operating lease obligations	638	235	299	104	–

Total	$674,849	486,134	65,345	48,092	75,278

(1) Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the less than one year category.

Management believes the Company’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.

Off-Balance Sheet Arrangements

At December 31, 2008, the Bank had outstanding standby letters of credit of $9.3 million and unfunded loan commitments outstanding of $39.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date), not the entry price (i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date). The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The effective date for SFAS No. 157 was for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS No. 157 did not have a significant impact on the consolidated financial statements of the Company.

In February of 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Adoption of SFAS No. 159 did not have a significant impact on the consolidated financial statement as the Company has not elected to apply the fair value option to any of its financial assets or financial liabilities.

In November 2007, the SEC issued SAB 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 rescinds SAB 105’s prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 was effective prospectively for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Adoption of SAB 109 did not have a significant impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS No. 141R requires the acquirer to expense all acquisition related costs. SFAS No. 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS No. 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. The Company believes the adoption of SFAS No. 141R will not have a significant impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in consolidated financial statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. This statement should be applied prospectively except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company believes the adoption of SFAS No. 160 will not have a significant impact on the consolidated financial statements of the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of the derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have a significant impact on the consolidated financial statements of the Company.

In January 2009, the FASB issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF

Issue No. 99-20” (“FSP EITF No. 99-20-1”), to align the impairment model in EITF 99-20 with the impairment model in SFAS 115, resulting in a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. Retrospective application to a prior interim or annual period is not permitted. The Company adopted FSP EITF 99-20-1 on December 31, 2008 and the adoption did not have any significant impact on the consolidated financial statements of the Company.

In March 2009, the FASB issued proposals to improve guidance on fair value measurements and other-than-temporary impairment, specifically proposed FSP FAS 115-a, FAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-a), and FSP FAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (FSP FAS 157-e). The comment deadline for these proposals is April 1, 2009. We are evaluating the effects of these proposed changes on the Company’s results of operations or financial condition, but have reached no conclusions at this time.

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

	2008				2007
(in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net interest income (GAAP)	$4,626	4,789	4,686	4,538	4,298	4,324	4,298	3,955
Tax-equivalent adjustment	353	346	341	321	291	286	278	268
Net interest income (Tax-equivalent)	$4,979	5,135	5,027	4,859	4,589	4,610	4,576	4,223

Total revenue (GAAP)	$4,260	6,330	5,788	5,694	5,550	5,412	5,436	5,143
Tax-equivalent adjustment	353	346	341	321	291	286	278	268
Total revenue (Tax-equivalent)	$4,613	6,676	6,129	6,015	5,841	5,698	5,714	5,411

				Years ended December 31
(In thousands)				2008	2007	2006	2005	2004
Net interest income (GAAP)				$18,639	16,875	15,980	15,993	15,621
Tax-equivalent adjustment				1,361	1,123	1,033	956	735
Net interest income (Tax-equivalent)				$20,000	17,998	17,013	16,949	16,356

Total revenue (GAAP)				$22,072	21,541	20,428	20,312	22,528
Tax-equivalent adjustment				1,361	1,123	1,033	956	735
Total revenue (Tax-equivalent)				$23,433	22,664	21,461	21,268	23,263

Table 2 - Selected Financial Data

	Years ended December 31
(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004
Income statement
Tax-equivalent interest income	$40,491	39,940	36,658	32,270	28,864
Total interest expense	20,491	21,942	19,645	15,321	12,508
Tax equivalent net interest income	20,000	17,998	17,013	16,949	16,356
Provision for loan losses	870	23	330	485	600
Total noninterest income	3,433	4,666	4,448	4,319	6,907
Total noninterest expense	12,542	12,360	11,201	11,148	13,069
Net earnings before income taxes and tax-equivalent adjustment	10,021	10,281	9,930	9,635	9,594
Tax-equivalent adjustment	1,361	1,123	1,033	956	735
Income tax expense	2,023	2,240	2,312	2,209	2,349
Net earnings	$6,637	6,918	6,585	6,470	6,510

Per share data:
Basic and diluted net earnings	$1.81	1.86	1.74	1.69	1.68
Cash dividends declared	$0.74	0.70	0.64	0.58	0.50
Weighted average shares outstanding
Basic	3,674,384	3,716,427	3,777,721	3,830,002	3,870,198
Diluted	3,674,384	3,716,427	3,778,055	3,830,794	3,871,273
Shares outstanding	3,646,947	3,681,809	3,743,787	3,795,016	3,846,861
Book value	$15.66	14.40	12.93	11.58	11.57
Common stock price
High	$25.00	30.00	28.89	24.50	22.00
Low	19.00	21.30	21.50	20.00	18.60
Period-end	$20.10	21.95	28.89	22.14	20.68
To earnings ratio	11.10 x	11.80	16.60	13.10	12.31
To book value	128%	152	223	191	179
Performance ratios:
Return on average equity	12.18%	13.50	14.66	14.26	15.69
Return on average assets	0.92%	1.06	1.06	1.08	1.10
Dividend payout ratio	40.88%	37.63	36.78	34.32	29.76
Average equity to average assets	7.59%	7.88	7.20	7.56	7.03
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.19%	1.27	1.43	1.36	1.38
Nonperforming assets	92%	753	5,616	3,558	486
Nonperforming assets as a % of:
Loans and foreclosed properties	1.29%	0.17	0.03	0.04	0.28
Total assets	0.64%	0.08	0.01	0.02	0.12
Nonaccrual loans as % of loans	1.20%	0.14	0.03	0.04	0.28
Net charge-offs (recoveries) as a % of average loans	0.17%	(0.01)	0.05	0.13	0.58
Capital Adequacy:
Tier 1 risk-based capital ratio	14.23%	14.74	15.59	15.88	16.09
Total risk-based capital ratio	15.22%	15.74	16.68	16.99	17.15
Tier 1 Leverage ratio	8.75%	9.02	9.22	9.11	8.86
Other financial data:
Net interest margin	2.98%	2.91	2.97	3.00	2.93
Effective income tax rate	23.36%	24.46	25.99	25.45	26.52
Efficiency ratio (a)	53.52%	54.54	52.19	52.42	56.18
Selected period end balances:
Securities	$302,656	318,373	301,937	274,961	282,199
Loans, net of unearned income	369,162	322,411	281,983	282,059	251,129
Allowance for loan losses	4,398	4,105	4,044	3,843	3,456
Total assets	745,970	688,659	635,126	608,154	591,161
Total deposits	550,843	492,585	469,648	454,995	429,339
Long-term debt	123,368	115,386	90,404	105,422	105,441
Total stockholders’ equity	57,128	53,018	48,418	43,954	44,504

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Table 3 - Selected Quarterly Financial Data

2008	2007
(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Tax-equivalent interest income	$9,981	10,091	10,142	10,277	10,138	10,234	9,993	9,575
Total interest expense	5,002	4,956	5,115	5,418	5,549	5,624	5,417	5,352
Tax equivalent net interest income	4,979	5,135	5,027	4,859	4,589	4,610	4,576	4,223
Provision for loan losses	250	380	180	60	—	—	20	3
Total noninterest income	(366)	1,541	1,102	1,156	1,252	1,088	1,138	1,188
Total noninterest expense	2,992	3,296	3,105	3,149	3,253	3,074	3,130	2,903
Net earnings before income taxes and tax-equivalent adjustment	1,371	3,000	2,844	2,806	2,588	2,624	2,564	2,505
Tax-equivalent adjustment	353	346	341	321	291	286	278	268
Income tax expense	71	682	636	634	517	589	575	559
Net earnings	$947	1,972	1,867	1,851	1,780	1,749	1,711	1,678

Per share data:
Basic and diluted net earnings	$0.26	0.54	0.51	0.50	0.48	0.47	0.46	0.45
Cash dividends declared	$0.185	0.185	0.185	0.185	0.175	0.175	0.175	0.175
Weighted average shares outstanding
Basic and diluted	3,658,193	3,677,509	3,680,144	3,681,809	3,688,780	3,708,097	3,729,681	3,739,803
Shares outstanding	3,646,947	3,676,836	3,677,823	3,681,809	3,681,809	3,691,260	3,727,260	3,735,703
Book value	$15.66	14.09	14.51	15.29	14.40	13.68	12.69	13.41
Common stock price
High	$23.97	25.00	23.71	24.50	25.56	27.88	29.00	30.00
Low	19.06	22.10	21.50	19.00	21.30	23.25	26.03	26.48
Period-end	$20.10	24.00	22.10	22.00	21.95	24.77	26.31	28.01
To earnings ratio	11.10	x	11.82	11.28	11.52	11.80	13.84	14.95	15.91
To book value	128%	170	152	144	152	181	207	209
Performance ratios:
Return on average equity	7.25%	14.42	13.09	13.74	13.51	14.41	13.03	13.25
Return on average assets	0.52%	1.09	1.02	1.06	1.06	1.07	1.07	1.06
Dividend payout ratio	71.15%	34.26	36.27	37.00	36.46	37.23	38.04	38.89
Average equity to average assets	7.18%	7.58	7.79	7.71	7.85	7.43	8.19	7.98
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.19%	1.19	1.17	1.23	1.27	1.29	1.35	1.46
Nonperforming assets	92%	80	76	81	753	1,039	58,629	1,793
Nonperforming assets as a % of:
Loans and foreclosed properties	1.29%	1.50	1.55	1.52	0.17	0.12	NM	0.08
Total assets	0.64%	0.72	0.73	0.69	0.08	0.06	NM	0.04
Nonaccrual loans as % of loans	1.20%	1.33	1.43	1.40	0.14	0.12	NM	0.08
Net charge-offs (recoveries) as % of average loans	0.09%	0.23	0.24	0.11	(0.04)	0.04	0.05	(0.11)
Capital Adequacy:
Tier 1 risk-based capital ratio	14.23%	14.54	14.59	14.64	14.74	14.85	15.46	15.72
Total risk-based capital ratio	15.22%	15.50	15.53	15.60	15.74	15.86	16.50	16.82
Tier 1 Leverage ratio	8.75%	8.87	8.67	8.82	9.02	9.13	9.51	9.72
Other financial data:
Net interest margin	2.92%	3.03	2.98	2.99	2.91	3.02	3.07	2.90
Effective income tax rate	6.97%	25.70	25.41	25.51	22.51	25.19	25.15	24.99
Efficiency ratio (a)	64.86%	53.53	50.66	52.35	55.71	53.95	54.78	53.65
Selected period end balances:
Securities	$302,656	316,148	323,706	322,843	318,373	288,459	292,618	297,323
Loans, net of unearned income	369,162	354,908	345,308	331,083	322,411	316,795	303,281	282,837
Allowance for loan losses	4,398	4,226	4,049	4,074	4,105	4,074	4,104	4,123
Total assets	745,970	734,989	731,306	728,906	688,659	661,780	651,822	643,515
Total deposits	550,843	525,353	540,492	537,443	492,585	510,078	490,478	493,218
Long-term debt	123,368	128,372	123,381	123,381	115,386	90,390	90,395	90,399
Total stockholders’ equity	57,128	51,810	53,352	56,292	53,018	50,503	47,305	50,089

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

NM - not meaningful

Table 4 - Average Balance and Net Interest Income Analysis

	Years ended December 31
	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$347,176	$23,216	6.69%	$304,389	$24,286	7.98%	$286,613	$22,304	7.78%
Securities - taxable	258,160	13,199	5.11%	242,826	12,038	4.96%	241,298	10,882	4.51%
Securities - tax-exempt (2)	62,801	4,001	6.37%	51,995	3,308	6.36%	47,748	3,043	6.37%
Total securities	320,961	17,200	5.36%	294,821	15,346	5.21%	289,046	13,925	4.82%
Federal funds sold	3,197	61	1.91%	5,539	276	4.98%	7,321	365	4.99%
Interest bearing bank deposits	511	14	2.74%	693	32	4.62%	1,264	64	5.06%
Total interest-earning assets	671,845	40,491	6.03%	605,442	39,940	6.60%	584,244	36,658	6.27%
Cash and due from banks	13,132			13,063			13,142
Other assets	33,100			31,903			26,541

Total assets	$718,077			$650,408			$623,927

Interest-bearing liabilities:
Deposits:
NOW	$75,461	1,569	2.08%	$57,532	1,301	2.26%	$65,029	1,595	2.45%
Savings and money market	103,379	1,819	1.76%	143,587	5,243	3.65%	142,610	5,238	3.67%
Certificates of deposits less than $100,000	110,592	4,676	4.23%	85,831	4,575	5.33%	84,227	3,836	4.55%
Certificates of deposits and other time deposits of $100,000 or more	157,830	7,011	4.44%	133,466	5,933	4.45%	104,446	4,037	3.87%
Total interest-bearing deposits	447,262	15,075	3.37%	420,416	17,052	4.06%	396,312	14,706	3.71%
Short-term borrowings	16,604	324	1.95%	12,727	601	4.72%	7,502	411	5.48%
Long-term debt	123,108	5,092	4.14%	93,278	4,289	4.60%	102,848	4,528	4.40%
Total interest-bearing liabilities	586,974	20,491	3.49%	526,421	21,942	4.17%	506,662	19,645	3.88%
Noninterest-bearing deposits	72,914			71,201			70,240
Other liabilities	3,715			1,544			2,120
Stockholders’ equity	54,474			51,242			44,905

Total liabilities and stockholders’ equity	$718,077			$650,408			$623,927

Net interest income and margin		$20,000	2.98%		$17,998	2.97%		$17,013	2.91%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 – Volume and Rate Variance Analysis

	Years ended December 31, 2008 vs. 2007			Years ended December 31, 2007 vs. 2006

	Net	Due to change in		Net	Due to change in
(Dollars in thousands)	Change	Rate (2)	Volume (2)	Change	Rate (2)	Volume (2)

Interest Income:
Loans and loans held for sale	$(1,070)	(8,136)	7,066	$1,982	574	1,408
Securities - taxable	1,161	385	776	1,156	1,087	69
Securities - tax-exempt (1)	693	5	688	265	(5)	270

Total securities	1,854	390	1,464	1,421	1,082	339
Federal funds sold	(215)	(127)	(88)	(89)	—	(89)
Interest bearing bank deposits	(18)	(11)	(7)	(32)	(5)	(27)

Total interest income	$551	(7,884)	8,435	$3,282	1,651	1,631

Interest expense:
Deposits:
NOW	$268	(93)	361	$(294)	(118)	(176)
Savings and money market	(3,424)	(2,223)	(1,201)	5	(31)	36
Certificates of deposits less than $100,000	101	(255)	356	739	665	74
Certificates of deposits and other time deposits of $100,000 or more	1,078	(4)	1,082	1,896	665	1,231

Total interest-bearing deposits	(1,977)	(2,575)	598	2,346	1,181	1,165
Short-term borrowings	(277)	(575)	298	190	(47)	237
Long-term debt	803	(368)	1,171	(239)	218	(457)

Total interest expense	(1,451)	(3,518)	2,067	2,297	1,352	945

Net interest income	$2,002	(4,366)	6,368	$985	299	686

(1)  Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

(2)  Changes attributable to rate/volume are allocated to both rate and volume on an equal basis.

Table 6 - Loan Portfolio Composition

	December 31

(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$63,338	62,478	52,923	51,784	50,075
Leases - commercial	341	486	761	1,488	5,397
Real estate - construction:
Commercial	3,019	7,901	4,684	2,039	945
Residential	10,151	11,370	9,912	8,832	5,426
Real estate - mortgage:
Commercial	210,353	161,703	142,092	148,118	136,037
Residential	69,736	67,246	62,596	59,757	42,545
Consumer installment	12,481	11,539	9,349	10,334	11,021
Total loans	369,419	322,723	282,317	282,352	251,446
Less: unearned income	(257)	(312)	(334)	(293)	(317)
Loans, net of unearned income	369,162	322,411	281,983	282,059	251,129
Less: allowance for loan losses	(4,398)	(4,105)	(4,044)	(3,843)	(3,456)
Loans, net	$364,764	318,306	277,939	278,216	247,673

Table 7 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2008

(Dollars in thousands)	1 year or less	1 to 5 years	After 5 years	Total	Adjustable Rate	Fixed Rate	Total
Commercial, financial and agricultural	$29,836	29,353	4,149	63,338	$30,530	32,808	63,338
Leases - commercial	—	341	—	341	—	341	341
Real estate - construction:	12,540	630	—	13,170	—	13,170	13,170
Real estate - mortgage:	65,416	137,485	77,188	280,089	139,128	140,961	280,089
Consumer installment	5,494	6,518	469	12,481	2,778	9,703	12,481

Total loans	$113,286	174,327	81,806	369,419	$172,436	196,983	369,419

Table 8 - Allowance for Loan Losses and Nonperforming Assets

	Years ended December 31

(Dollars in thousands)	2008	2007	2006	2005	2004
Allowance for loan losses:

Balance at beginning of period	$4,105	4,044	3,843	3,456	4,313
Charge-offs:
Commercial, financial and agricutural	(454)	(62)	(37)	(39)	(215)
Real estate	(153)	(143)	(106)	(124)	(1,507)
Consumer	(98)	(45)	(46)	(193)	(44)
Total charge-offs	(705)	(250)	(189)	(356)	(1,766)

Recoveries:
Commercial, financial and agricutural	102	14	13	89	219
Real estate	20	267	11	100	11
Consumer	6	7	36	69	79
Total recoveries	128	288	60	258	309
Net (charge-offs) recoveries	(577)	38	(129)	(98)	(1,457)
Provision for loan losses	870	23	330	485	600

Ending balance	$4,398	4,105	4,044	3,843	3,456

as a % of loans	1.19%	1.27	1.43	1.36	1.38
as a % of nonperforming assets	92%	753	5,616	3,558	486
Net charge-offs as a % of average loans	0.17%	(0.01)	0.05	0.13	0.58

Nonperforming assets:

Nonaccrual loans	$4,431	447	72	108	711
Other nonperforming assets (primarily other real estate owned)	324	98	—	—	—
Total nonperforming assets	$4,755	545	72	108	711

as a % of loans and foreclosed properties	1.29%	0.17	0.03	0.04	0.28
as a % total assets	0.64%	0.08	0.01	0.02	0.12
Nonaccrual loans as a % of loans	1.20%	0.14	0.03	0.04	0.28
Accruing loans 90 days or more past due	$104	4	—	—	105

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2008
Maturity of:
3 months or less	$52,572
Over 3 months through 6 months	36,211
Over 6 months through 12 months	76,239
Over 12 months	35,506
Total CDs and other time deposits of $100,000 or more	$200,528

Table 10 - Sensitivities to Changes in Interest Rates

	December 31, 2008
(Dollars in thousands)	Immediate	1 to 3 months	4 to 12 months	1 to 5 years	(1) Thereafter	Total
Interest-earning assets:
Loans, net of unearned income (2)	$—	152,794	60,269	145,281	14,637	372,981
Securities - taxable	—	49,986	26,097	95,011	65,550	236,644
Securities - tax-exempt	—	1,160	2,620	24,912	37,320	66,012
Federal funds sold	20,755	—	—	—	—	20,755
Interest bearing bank deposits	846	—	—	—	—	846
Total earning assets	21,601	203,940	88,986	265,204	117,507	697,238
Interest-bearing liabilities:
Deposits:
NOW	—	51,474	4,908	26,563	—	82,945
Savings and money market	2,322	66,411	2,901	14,992	—	86,626
Certificates of deposits less than $100,000	1,492	20,694	55,747	24,797		102,731
Certificates of deposits and other time deposits of $100,000 or more	2,274	32,931	130,813	34,510		200,528
Total interest-bearing deposits	6,088	171,510	194,369	100,862	—	472,830
Short-term borrowings	10,910	—	—	—	—	10,910
Long-term debt	—	12,220	5,012	58,068	48,068	123,368
Total interest-bearing liabilities	16,998	183,730	199,381	158,930	48,068	607,108
Interest sensitivity gap	4,603	20,210	(110,395)	106,274	69,439	90,130
Cumulative interest sensitivity gap	$4,603	24,813	(85,582)	20,692	90,131

(1) includes non-rate sensitive items

(2) includes loans held for sale

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertainties in income taxes.

Birmingham, Alabama

March 31, 2009

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31

(Dollars in thousands, except share data)	2008	2007
Assets:

Cash and due from banks	$14,832	$13,312
Federal funds sold	20,755	50
Interest bearing bank deposits	846	136
Cash and cash equivalents	36,433	13,498
Securities available-for-sale	302,656	318,373
Loans held for sale	3,819	2,978
Loans, net of unearned income	369,162	322,411
Allowance for loan losses	(4,398)	(4,105)
Loans, net	364,764	318,306
Premises and equipment, net	7,778	6,423
Bank-owned life insurance	15,295	14,825
Other assets	15,225	14,256
Total assets	$745,970	$688,659

Liabilities:

Deposits:
Noninterest-bearing	$78,013	$70,241
Interest-bearing	472,830	422,344
Total deposits	550,843	492,585
Federal funds purchased and securities sold under agreements to repurchase	10,910	24,247
Long-term debt	123,368	115,386
Accrued expenses and other liabilities	3,721	3,423
Total liabilities	688,842	635,641

Stockholders’ equity:

Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,749	3,748
Retained earnings	59,283	55,362
Accumulated other comprehensive income (loss), net	603	(397)
Less treasury stock, at cost - 310,188 shares and 275,326 shares for December 31, 2008 and December 31, 2007, respectively	(6,546)	(5,734)
Total stockholders’ equity	57,128	53,018

Total liabilities and stockholders’ equity	$745,970	$688,659

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years ended December 31

(Dollars in thousands, except share and per share data)	2008	2007	2006
Interest income:
Loans, including fees	$ 23,216	$ 24,286	$ 22,304
Securities	15,839	14,223	12,892
Federal funds sold and interest bearing bank deposits	75	308	429
Total interest income	39,130	38,817	35,625

Interest expense:
Deposits	15,075	17,052	14,706
Short-term borrowings	324	601	411
Long-term debt	5,092	4,289	4,528
Total interest expense	20,491	21,942	19,645

Net interest income	18,639	16,875	15,980

Provision for loan losses	870	23	330
Net interest income after provision for loan losses	17,769	16,852	15,650

Noninterest income:
Service charges on deposit accounts	1,252	1,302	1,387
Servicing fees	319	339	375
Gain on sale of loans held for sale	606	626	649
Bank-owned life insurance	470	547	452
Securities (losses) gains, net	(1,168)	253	10
Other	1,954	1,599	1,575
Total noninterest income	3,433	4,666	4,448

Noninterest expense:
Salaries and benefits	7,278	7,110	6,714
Net occupancy and equipment	1,314	1,267	1,159
Professional fees	511	621	476
Loss on prepayment of FHLB advances	—	313	—
Other	3,439	3,049	2,852
Total noninterest expense	12,542	12,360	11,201

Earnings before income taxes	8,660	9,158	8,897

Income tax expense	2,023	2,240	2,312

Net earnings	$6,637	$6,918	$6,585

Net earnings per share:
Basic and diluted	$1.81	$1.86	$1.74

Weighted average shares outstanding:
Basic	3,674,384	3,716,427	3,777,721

Diluted	3,674,384	3,716,427	3,778,055

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total
Balance, December 31, 2005	3,957,135	$39	$3,734	$46,919	$(3,982)	$(2,756)	$43,954
Comprehensive income:
Net earnings	—	—	—	6,585	—	—	6,585
Other comprehensive income due to change in unrealized loss on securities available for sale and derivative, net	—	—	—	—	1,647	—	1,647
Total comprehensive income	—	—	—	6,585	1,647	—	8,232
Cash dividends paid ($0.64 per share)	—	—	—	(2,417)	—	—	(2,417)
Stock repurchases (53,229 shares)	—	—	—	—	—	(1,378)	(1,378)
Sale of treasury stock (2,000 shares)	—	—	14	—	—	13	27
Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418
Comprehensive income:
Net earnings	—	—	—	6,918	—	—	6,918
Other comprehensive income due to change in unrealized loss on securities available for sale , net	—	—	—	—	1,938	—	1,938
Total comprehensive income	—	—	—	6,918	1,938	—	8,856

Cash dividends paid ($0.70 per share)	—	—	—	(2,643)	—	—	(2,643)
Stock repurchases (61,978 shares)	—	—	—	—	—	(1,613)	(1,613)
Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$(5,734)	$53,018
Comprehensive income:
Net earnings	—	—	—	6,637	—	—	6,637
Other comprehensive income due to change in unrealized loss on securities available for sale, net	—	—	—	—	1,000	—	1,000
Total comprehensive income	—	—	—	6,637	1,000	—	7,637

Cash dividends paid ($0.74 per share)	—	—	—	(2,716)	—		(2,716)
Stock repurchases (34,932 shares)	—	—	—	—	—	(813)	(813)
Sale of treasury stock (70 shares)	—	—	1	—	—	1	2
Balance, December 31, 2008	3,957,135	$39	$3,749	$59,283	$603	$(6,546)	$57,128

 See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net earnings	$6,637	$6,918	$6,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	870	23	330
Depreciation and amortization	1,052	423	455
Premium amortization and discount accretion, net	5	52	470
Deferred tax (benefit) expense	(668)	65	(389)
Net loss (gain) on securities available for sale	1,168	360	(10)
Net gain on sale of loans held for sale	(606)	(626)	(649)
Gain on sale of privately-held stock investments	—	(613)	—
Loss (gain) on sale of other real estate owned	8	—	(7)
Loans originated for sale	(79,947)	(97,477)	(80,803)
Proceeds from sale of loans	79,712	98,234	79,744
Gain on sale of premises and equipment	(1,064)	—	—
Increase in cash surrender value of bank owned life insurance	(470)	(547)	(452)
Loss on prepayment of FHLB advances	—	313	—
Net increase in other assets	(979)	(1,612)	(6,409)
Net increase in accrued expenses and other liabilities	298	1,168	601
Net cash provided by (used in) operating activities	6,016	6,681	(534)
Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	—	89	120
Proceeds from sales of securities available-for-sale	67,431	50,207	31,146
Proceeds from maturities and calls of securities available-for-sale	67,933	41,509	33,769
Purchase of securities available-for-sale	(119,202)	(105,423)	(89,736)
Net increase in loans	(47,975)	(40,528)	(328)
Net purchases of premises and equipment	(2,210)	(971)	(2,502)
Proceeds from the sale of premises and equipment	1,606	—	—
Proceeds from sale of other real estate	412	40	280
Net (increase) decrease in FHLB stock	(452)	526	193
Proceeds from sale of privately-held stock investment	—	1,146	—
Net cash used in investing activities	(32,457)	(53,405)	(27,058)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	7,772	(8,861)	8,317
Net increase in interest-bearing deposits	50,486	31,798	6,335
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(13,337)	9,846	12,670
Net (decrease) increase in other short-term borrowings	—	(10,000)	10,000
Proceeds from issuance of long-term debt	18,000	35,000	—
Repayments or retirement of long-term debt	(10,018)	(10,331)	(15,018)
Stock repurchases	(813)	(1,613)	(1,378)
Proceeds from sale of treasury stock	2	—	27
Dividends paid	(2,716)	(2,643)	(2,417)
Net cash provided by financing activities	49,376	43,196	18,536
Net change in cash and cash equivalents	22,935	(3,528)	(9,056)
Cash and cash equivalents at beginning of period	13,498	17,026	26,082
Cash and cash equivalents at end of period	$36,433	$13,498	$17,026

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,551	$21,570	$19,195
Income taxes	3,068	1,937	4,320
Supplemental disclosure of non-cash transactions:

Real estate acquired through foreclosure	647	138	276
Transfer of securities from held-to-maturity to available-for-sale	—	424	—

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts income and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses and fair value measurements.

Correction of Accounting Errors

Other noninterest income for the year ended December 31, 2008 included a $452 thousand pre-tax charge ($285 thousand after-tax) related to the correction of an error in prior periods. The error resulted from incorrect application of the equity method of accounting for an investment in an affordable housing limited partnership, primarily related to the years ended December 31, 2005, 2006 and 2007. Management believes the impact of this correction is not material to current or prior period financial statements and the Company’s Audit Committee of the Board of Directors, based on information reviewed by management with the Audit Committee, concurs with management’s conclusion.

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

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2008, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method over the anticipated life of the security, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-collateralized and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status are reversed against current income. Interest income is subsequently recognized only to the extent cash payments are received.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management believes is adequate to absorb probable losses in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires various material estimates that are susceptible to significant change, including the amounts and timing of future cash flows expected to be received on any impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Derivative Instruments

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133,” all derivative instruments are recorded on the consolidated balance sheet at their respective fair values.

The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings in the period of change. None of the derivatives utilized by the Company have been designated as a hedge.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase generally mature less than one year from the transaction date. Securities sold under agreements to repurchase are reflected as a secured borrowing in the accompanying consolidated balance sheets at the amount of cash received in connection with each transaction.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. On January 1, 2008, the Company adopted the provisions of SFAS No. 157. For more information regarding the Company’s adoption of SFAS No. 157, please refer to Note 15 to the Consolidated Financial Statements.

Earnings Per Share

Basic net earnings per share are computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. As of December 31, 2008, 2007 and 2006, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the years ended December 31, 2008, 2007 and 2006, respectively, is presented below.

	Years ended December 31
(Dollars in thousands, except share and per share data)	2008	2007	2006
Basic:
Net earnings	$6,637	$6,918	$6,585
Average common shares outstanding	3,674,384	3,716,427	3,777,721
Earnings per share	$1.81	$1.86	$1.74

Diluted:
Net earnings	$6,637	$6,918	$6,585
Average common shares outstanding	3,674,384	3,716,427	3,777,721
Dilutive effect of options issued	–	–	334
Average diluted shares outstanding	3,674,384	3,716,427	3,778,055
Earnings per share	$1.81	$1.86	$1.74

NOTE 2: SECURITIES

At December 31, 2008 and 2007 all securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale at December 31, 2008 and 2007, by contractual maturity are presented below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.

	December 31, 2008
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
						Gains	Losses
Available-for-sale:
U.S. government agencies, excluding mortgage- backed securities	$–	–	26,679	41,322	68,001	1,140	–	66,861
State and political subdivisions	–	163	15,551	49,578	65,292	685	1,766	66,373
Corporate securities	–	2,450	982	5,273	8,705	–	3,098	11,803
Collateralized mortgage obligations	–	–	4,775	5,214	9,989	4	189	10,174
Mortgage-backed securities	–	3,522	23,262	123,885	150,669	4,224	43	146,488
Total available-for-sale	$–	6,135	71,249	225,272	302,656	6,053	5,096	301,699

Weighted average yield:
U.S. government agencies, excluding mortgage- backed securities	–	–	4.44%	5.29%	4.96%
State and political subdivisions	–	7.12%	6.00%	6.04%	6.03%
Corporate securities	–	6.75%	6.02%	6.54%	6.54%
Collateralized mortgage obligations	–	–	5.07%	5.41%	5.25%
Mortgage-backed securities	–	3.90%	4.54%	5.38%	5.22%

Total available-for-sale	–	5.17%	4.81%	5.54%	5.39%

	December 31, 2007
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost
Available-for-sale:
U.S. government agencies, excluding mortgage- backed securities	$6,475	20,100	27,314	54,372	108,261	951	54	107,364
State and political subdivisions	433	69	11,762	46,551	58,815	560	320	58,575
Corporate securities	–	2,528	1,011	9,320	12,859	56	118	12,921
Collateralized mortgage obligations	–	–	2,304	9,916	12,220	33	189	12,376
Mortgage-backed securities	–	12,942	20,588	92,688	126,218	189	1,770	127,799
Total available-for-sale	$6,908	35,639	62,979	212,847	318,373	1,789	2,451	319,035

Weighted average yield:
U.S. government agencies, excluding mortgage- backed securities	3.74%	4.49%	5.26%	5.69%	5.24%
State and political subdivisions	3.62%	7.64%	6.04%	6.10%	6.07%
Corporate securities	–	6.75%	6.01%	6.72%	6.67%
Collateralized mortgage obligations	–	–	4.04%	4.97%	4.79%
Mortgage-backed securities	–	3.95%	3.67%	4.99%	4.67%
Total available-for-sale	3.73%	4.46%	4.85%	5.49%	5.21%

Securities with an aggregate fair value of $204.1 million and $193.7 million at December 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Yields related to tax-exempt securities are stated on a fully tax-equivalent basis using an income tax rate of 34%.

Gross gains recognized on securities were $406 thousand, $247 thousand and $261 thousand for the years ended, December 31, 2008, 2007 and 2006 respectively. In addition, the Company sold a privately-held investment in 2007 for a gain of $613 thousand. Gross losses recognized on securities were $1.6 million, $607 thousand and $251 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. $1.5 million of the gross losses in 2008 were due to other-than-temporary impairment related to the Company’s investment in pooled trust preferred securities. While these pooled trust preferred securities remained current as to interest payments, their fair value was negatively impacted by market conditions.

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

The applicable date for determining when securities are in an unrealized loss position is December 31, 2008. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period. The unrealized losses at December 31, 2008 were caused by changes in interest rates, widening of credit spreads, and reduced liquidity in applicable markets.

The unrealized losses associated with state and municipal debt securities are primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities will continue to be monitored as part of our on-going impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers.

The unrealized losses associated with corporate securities, which generally consists of pooled and individual trust preferred securities issued by financial institutions, are primarily driven by illiquidity stemming from the effects of the mortgage and credit crises. Due to this illiquidity, it is unlikely the Company would be able to recover its investment in these securities if it sold them at this time. Pooled trust preferred investments primarily consist of securities issued by banks and are generally secured by over-collateralized or default protection provided by subordinated tranches. Pooled trust preferred securities were not other-than-temporarily impaired at December 31, 2008, if management concluded the Company had sufficient protection from subordinated tranches when compared with its estimate of credit losses for the individual security. The Company recorded a non-cash other-than-temporary impairment charge of $1.5 million in the fourth quarter of 2008 on one of its pooled trust preferred investments where management determined that its estimate of credit losses for the individual security exceeded the protection provided by subordinated tranches. For individual issuers, management evaluates the financial performance of the issuer on a quarterly basis to determine if it is probable that the issuer can make all contractual principal and interest payments.

At December 31, 2008, management believed that it is probable that the Company will be able to collect all contractually due principal and interest on these securities. In addition, the Company has the intent and the ability to hold these securities until a recovery of costs, which may be at maturity. As a result, management does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The fair values of the Company’s investment securities could decline in the future if the underlying performance of the collateral for pooled trust preferred investments or other securities deteriorate and management determines it is probable that the Company will not collect all contractual principal and interest payments. As a result, there is a risk that other-than-temporary impairment charges may occur in the future given the current economic environment.

The fair values and gross unrealized losses on securities at December 31, 2008 and 2007, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008:
U.S. government agencies, excluding mortgage- backed securities	$—	—	—	—	—	—
State and political subdivisions	30,254	1,626	1,178	140	31,432	1,766
Corporate securities	6,695	2,683	1,035	415	7,730	3,098
Collateralized mortgage obligations	6,099	154	2,879	35	8,978	189
Mortgage-backed securities	5,847	38	1,283	5	7,130	43
Total	$48,895	4,501	6,375	595	55,270	5,096

(Dollars in thousands)	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007:
U.S. government agencies, excluding mortgage- backed securities	$16,939	5	14,436	49	31,375	54
State and political subdivisions	11,737	221	5,098	99	16,835	320
Corporate securities	3,396	118	–	–	3,396	118
Collateralized mortgage obligations	–	–	8,311	189	8,311	189
Mortgage-backed securities	9,907	37	80,103	1,733	90,010	1,770
Total	$41,979	381	107,948	2,070	149,927	2,451

Included in other assets is stock issued by the Federal Home Loan Bank (“FHLB”) of Atlanta. FHLB stock is carried at cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The investment in the stock is required of every member of the FHLB system. The investment in the stock was $5.3 million and $4.9 million at December 31, 2008 and 2007, respectively.

NOTE 3: LOANS, NET OF UNEARNED INCOME

(Dollars in thousands)	December 31
	2008	2007
Commercial, financial, and agricultural	$63,338	$62,478
Leases - commercial	341	486
Real estate - construction:
Commercial	3,019	7,901
Residential	10,151	11,370
Real estate - mortgage:
Commercial	210,353	161,703
Residential	69,736	67,246
Consumer installment	12,481	11,539
Total loans	369,419	322,723
Less: Unearned income	(257)	(312)
Loans, net of unearned income	$369,162	$322,411

During 2008 and 2007, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were loan customers of the Bank. Total loans outstanding to these persons at December 31, 2008 and 2007 amounted to $3.6 million and $8.9 million, respectively. The change from 2007 to 2008 reflects payments of $8.0 million and advances of $2.7 million. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk.

At December 31, 2008 and 2007, nonaccrual loans amounted to $4.4 million and $447 thousand, respectively. The gross interest income which would have been recorded under the original terms of those loans amount to approximately $199 thousand, $15 thousand, and $4 thousand for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, the Company’s recorded investment in loans considered impaired was $4.3 million. The Company had no impaired loans at December 31, 2007. For the year ended December 31, 2008, the average recorded investment in impaired loans was $2.6 million. For the years ended December 31, 2007 and 2006, the Company had no average recorded investment in impaired loans. The Company did not recognize any interest income on impaired loans for the years ended December 31, 2008, 2007, and 2006.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses for the years ended December 31, 2008, 2007 and 2006, is presented below.

(Dollars in thousands)	Years ended December 31
	2008	2007	2006
Balance at beginning of period	$4,105	$4,044	$3,843
Charge-offs	(705)	(250)	(189)
Recoveries	128	288	60
Net (charge-offs) recoveries	(577)	38	(129)
Provision for loan losses	870	23	330
Ending balance	$4,398	$4,105	$4,044

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2008 and 2007 is presented below.

(Dollars in thousands)	December 31
	2008	2007
Land	$4,672	$3,075
Buildings and improvements	5,467	6,041
Furniture, fixutures, and equipment	3,535	3,699
Construction in progress	551	68
Total premises and equipment	14,225	12,883
Less: Accumulated depreciation	(6,447)	(6,460)
Premises and Equipment, net	$7,778	$6,423

NOTE 6: DEPOSITS

At December 31, 2008 and 2007, the composition of total deposits is presented below.

(Dollars in thousands)	December 31
	2008	2007
Non-interest bearing demand	$78,013	$70,241
NOW	82,945	53,557
Money market	67,322	119,198
Savings	19,304	18,271
Certificates of deposit under $100,0000	102,731	88,967
Certificates of deposit and other time deposits of $100,000 or more	200,528	142,351
Total deposits	$550,843	$492,585

At December 31, 2008, the scheduled maturities of certificates of deposit and other time deposits of $100,000 or more is presented below.

(Dollars in thousands)	December 31, 2008
2009	$165,022
2010	11,280
2011	5,358
2012	4,146
2013	14,722
2014 and after	–
Total CDs and other time deposits of $100,000 or more	$200,528

During 2008 and 2007, certain executive officers and directors of the Company and the Bank, including companies with which they are associated, were deposit customers of the Bank. Total deposits for these persons at December 31, 2008 and 2007 amounted to $19.0 million and $16.9 million, respectively.

NOTE 7: SHORT-TERM BORROWINGS

(Dollars in thousands)	2008		2007		2006
	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
Federal funds purchased and securities sold under agreements to repurchase:
As of December 31	$10,910	0.04%	$24,247	3.76%	$14,401	5.28%
Average during the year	16,604	1.95	11,536	4.73	6,817	4.77
Maximum outstanding at any month-end	27,315		24,247		14,401
Other short-term borrowings:
As of December 31	$–	–%	$–	–%	$10,000	5.52%
Average during the year	–	–	1,096	5.44	1,534	5.58
Maximum outstanding at any month-end	–		10,000		10,000

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $46.0 million with none outstanding at December 31, 2008.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $11.0 million and $16.4 million at December 31, 2008 and 2007, respectively, were pledged to secure securities sold under agreements to repurchase.

Other short-term borrowings include FHLB advances with an original maturity of one year or less. FHLB advances are collateralized by securities from the Company’s securities portfolio and a blanket lien on certain qualifying single-family loans held in the Company’s loan portfolio. At December 31, 2008 and 2007 there were no other short-term borrowings outstanding.

NOTE 8: LONG-TERM DEBT

At December 31, 2008 and 2007, the composition of long-term debt is presented below.

(Dollars in thousands)	2008		2007
	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
FHLB advances:
Fixed Rate, due 2009 to 2017	$151	6.64%	$169	6.64%
Convertible - LIBOR based, due 2010 to 2018	91,000	3.94	83,000	4.10
Total FHLB advances	91,151	3.94	83,169	4.11
Securities sold under agreements to repurchase (original maturity greater than one year)	25,000	4.08	25,000	4.08
Subordinated debentures	7,217	5.13	7,217	7.88
Total long-term debt	$123,368	4.04%	$115,386	4.34%

The Bank had $91.2 million and $83.2 million of FHLB advances with original maturities greater than one year at December 31, 2008 and 2007, respectively. Securities with an aggregate carrying value of $64.2 million and $54.3 million and certain qualifying residential mortgage loans with an aggregate carrying value of $57.6 million and $59.0 million at December 31, 2008 and 2007, respectively, were pledged to secure FHLB advances.

The Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year at December 31, 2008 and 2007, respectively. These long-term securities sold under agreements to repurchase are callable by the issuer and therefore could mature earlier than the stated maturity date. According to the contractual terms, $20.0 million is callable in 2008, or after, and $5.0 million is callable in 2009, or after. Securities with an aggregate carrying value of $30.7 million and $29.9 million at December 31, 2008 and 2007, respectively, were pledged to secure long-term securities sold under agreements to repurchase.

The Company formed Auburn National Bancorporation Capital Trust I (“Trust”), a wholly-owned statutory business trust, in 2003. The Trust issued $7.0 million of trust preferred securities that were sold to third parties. The proceeds from the sale of the trust preferred securities and trust common securities that we hold, were used to purchase subordinated debentures of $7.2 million from the Company, which are presented as long-term debt in the consolidated balance sheets and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The debentures mature on December 31, 2033 and may be redeemed on or after December 31, 2008.

The following is a schedule of annual maturities of long-term debt:

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
FHLB advances	$18	15,018	8,018	15,018	18	53,061	91,151
Securities sold under agreements to repurchase (with an original maturity greater than one year)	–	–	5,000	5,000	–	15,000	25,000
Subordinated debentures	–	–	–	–	–	7,217	7,217
Total long-term debt	$18	15,018	13,018	20,018	18	75,278	123,368

NOTE 9: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2008, 2007, and 2006, is presented below.

(In thousands)	Pre-tax amount	Tax (expense) benefit	Net of tax amount
2008:
Unrealized net holding gain on securities	$450	(187)	263
Reclassification adjustment for realized losses on securities	1,168	(431)	737
Other comprehensive income	$1,618	(618)	1,000

2007:
Unrealized net holding gain on securities	$3,483	(1,393)	2,090
Reclassification adjustment for realized gains on securities	(253)	101	(152)
Other comprehensive income	$3,230	(1,292)	1,938

2006:
Unrealized net holding loss on securities	$2,746	(1,098)	1,648
Net gain on cash flow hedge derivative	8	(3)	5
Reclassification adjustment for realized gains on securities	(10)	4	(6)
Other comprehensive income	$2,744	(1,097)	1,647

NOTE 10: INCOME TAXES

The aggregate amount of income tax expense (benefit) included in the consolidated statements of earnings and in the consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2007, and 2006 is presented below.

(Dollars in thousands)	Years ended December 31
	2008	2007	2006
Earnings	$2,023	$2,240	2,312
Stockholders’ equity, for accumulated other comprehensive income	618	1,292	1,097
Total	$2,641	$3,532	3,409

For the years ended December 31, 2008, 2007, and 2006 the components of income tax expense from continuing operations are presented below.

(Dollars in thousands)	Years ended December 31
	2008		2007	2006
Current income taxes:	$
Federal		2,321	2,078	2,305
State		370	97	396
Total current income taxes		2,691	2,175	2,701
Deferred income taxes:
Federal		(589)	(82)	(343)
State		(79)	147	(46)
Total deferred income taxes		(668)	65	(389)
Total income taxes		$2,023	2,240	2,312

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2008, 2007 and 2006, is presented below.

(Dollars in thousands)	2008		2007		2006
	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings
Earnings before income taxes	$8,660		9,158		8,897

Income taxes at statutory rate	2,944	34.0%	3,114	34.0	3,025	34.0
Tax-exempt interest	(779)	(9.0)	(625)	(6.8)	(594)	(6.7)
State income taxes, net of federal tax effect	192	2.2	161	1.8	231	2.6
Low-income housing credit	(228)	(2.6)	(228)	(2.5)	(228)	(2.6)
Bank owned life insurance	(160)	(1.8)	(186)	(2.0)	(152)	(1.7)
Other	54	0.6	4	0.0	30	0.3
Total income tax expense	$2,023	23.4%	2,240	24.5	2,312	26.0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

(Dollars in thousands)	December 31
	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,647	1,515
Depreciation	–	165
Securities	581	–
Other assets	137	–
Unrealized loss on securities	–	265
Other	30	9
Total deferred tax assets	2,395	1,954
Deferred tax liabilities:
Depreciation	194	–
Discount accretion	499	534
Unrealized gain on securities	353	–
FHLB stock dividends	19	25
Prepaid expenses	81	92
Deferred loan fees	44	57
Other	–	91
Total deferred tax liabilities	1,190	799
Net deferred tax asset	$1,205	1,155

The change in the net deferred tax asset (liability) for the years ended December 31, 2008, 2007 and 2006, is presented below.

(Dollars in thousands)	Years ended December 31
	2008	2007	2006
Net deferred tax asset:
Balance, beginning of year	$1,155	2,512	3,220
Deferred tax (expense) benefit related to continuing operations	668	(65)	389
Stockholders’ equity, for accumulated other comprehensive loss (income)	(618)	(1,292)	(1,097)
Balance, end of year	$1,205	1,155	2,512

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

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertain income tax positions by providing guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007, and determined there was no need to make an adjustment to retained earnings upon adoption of this Interpretation. As of December 31, 2008, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2009 relative to any tax positions taken prior to December 31, 2008.

As of December 31, 2008, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2008. The Company is currently open to audit by the State of Alabama for the years ended December 31, 2003, through 2008, although certain matters have been closed.

NOTE 11: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $119 thousand, $109 thousand, and $107 thousand for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in salaries and benefits expense.

NOTE 12: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments.

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

A summary of the Company’s interest rate swaps is presented below.

(Dollars in thousands)	December 31, 2008
	Notional Amount	Estimated fair value
Interest rate swap agreements:
Pay fixed / receive variable swaps	$6,767	(1,580)
Pay variable / receive fixed swaps	6,767	1,580
Total	$13,534	—

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

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amount represents credit risk:

(Dollars in thousands)	December 31
	2008	2007
Commitments to extend credit	$39,582	$54,460
Standby letters of credit	9,265	10,055

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $89 thousand and $87 thousand at December 31, 2008 and 2007, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2008, are as follows: 2009, $235 thousand; 2010, $179 thousand; 2011, $120 thousand; 2012, $78 thousand; 2013, $26 thousand.

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceeding will not have a material adverse affect upon the consolidated financial condition or results of operations of the Company and the Bank.

NOTE 14: FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

Loans, including loans held for sale

The fair value of loans is calculated using discounted cash flows. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by SFAS No. 157. The estimated maturities are based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value. The fair value of loans held for sale is estimated using market values.

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

Derivative Instruments

The carrying amounts of derivative instruments represent their fair value based on information from a third party.

The carrying value and related estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007 are presented below.

(Dollars in thousands)	2008		2007
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$36,433	$36,433	$13,498	$13,498
Securities	302,656	302,656	318,373	318,373
Loans, net of allowance for loan losses (1)	368,583	370,813	321,284	322,739
Derivative Assets	1,580	1,580	625	625
Financial Liabilities:
Deposits	$550,843	$557,452	$492,585	$491,423
Short-term borrowings	10,910	10,910	24,247	24,247
Long-term debt	123,368	134,110	115,386	114,236
Derivative Liabilities	1,580	1,580	625	625

(1) includes loans held for sale

NOTE 15: FAIR VALUE DISCLOSURES

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Level 3 models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities. During the year ended December 31, 2008, the Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled and single issue trust preferred securities. Management determined that an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the year ended December 31, 2008.

Other assets – the Company has certain financial assets carried at fair value, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at December 31, 2008 and 2007, respectively. The Company reflects these assets within Level 2 of the valuation hierarchy.

Other liabilities – the Company has certain financial liabilities carried at fair value, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at December 31, 2008 and 2007, respectively. The Company reflects these liabilities within Level 2 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption, on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$302,656	–	293,951	8,705
Other assets	1,580	–	1,580	–
Total assets at fair value	$304,236	–	295,531	8,705

Other liabilities	$1,580	–	1,580	–
Total liabilities at fair value	$1,580	–	1,580	–

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for securities available-for-sale recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

(Dollars in thousands)	Year ended December 31, 2008
Beginning balance	$—
Total realized and unrealized gains and losses:	—
Included in net earnings	—
Included in other comprehensive income	(590)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	9,295
Ending balance	$8,705

NOTE 16: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, and the Federal Reserve is encouraging the maintenance of higher levels of capital well above the minimum ratios. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) Tier 1 leverage capital ratio, Tier 1 risk-based ratio and total risk-based ratio (defined in regulations, see “Supervision and Regulation”). Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management is not aware of any conditions or events since that notification that management believes have changed the Bank’s capital category.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2008 and 2007 are presented below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008:
Tier 1 Leverage Capital
Auburn National Bancorporation	$63,629	8.75%	$29,101	4.00%	N/A	N/A
AuburnBank	59,473	8.22	28,929	4.00	$36,161	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$63,629	14.23%	$17,881	4.00%	N/A	N/A
AuburnBank	59,473	13.43	17,718	4.00	$26,577	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$68,027	15.22%	$35,761	8.00%	N/A	N/A
AuburnBank	63,871	14.42	35,436	8.00	$44,295	10.00%
At December 31, 2007:
Tier 1 Leverage Capital
Auburn National Bancorporation	$60,521	9.02%	$26,872	4.00%	N/A	N/A
AuburnBank	55,570	8.34	26,655	4.00	$33,318	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$60,521	14.74%	$16,422	4.00%	N/A	N/A
AuburnBank	55,570	13.69	16,240	4.00	$24,360	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$64,627	15.74%	$32,844	8.00%	N/A	N/A
AuburnBank	59,676	14.70	32,480	8.00	$40,600	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2008, the Bank could have declared additional dividends of approximately $6.5 million without prior approval of regulatory authorities. As a result of this limitation, approximately $50.5 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 17: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheet and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31

(Dollars in thousands)	2008	2007
Assets:
Cash and due from banks	$855	$1,271
Investment in bank subsidiary	60,075	55,172
Premises and Equipment	3,575	4,103
Other assets	602	564
Total assets	$65,107	$61,110

Liabilities:
Accrued expenses and other liabilities	$762	$875
Long-term debt	7,217	7,217
Total liabilities	7,979	8,092
Stockholders' equity	57,128	53,018
Total liabilities and stockholders' equity	$65,107	$61,110

CONDENSED STATEMENTS OF EARNINGS

	Years ended December 31

(Dollars in thousands)	2008	2007	2006
Income:
Dividends from bank subsidiary	$3,136	$4,753	$6,934
Noninterest income	307	463	387
Total income	3,443	5,216	7,321
Expense:
Interest	397	583	560
Non-interest	526	494	437
Total expense	923	1,077	997
Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	2,520	4,139	6,324
Income tax benefit	(214)	(224)	(234)
Earnings before equity in undistributed earnings of bank subsidiary	2,734	4,363	6,558
Equity in undistributed earnings of bank subsidiary	3,903	2,555	27
Net Earnings	$6,637	$6,918	$6,585

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net earnings	$6,637	$6,918	$6,585
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	110	116	114
Loss on sale of premises and equipment	142	–	–
(Increase) decrease in other assets	(38)	91	(8)
Decrease (increase) in other liabilities	(113)	241	186
Equity in undistributed earnings of bank subsidiary	(3,903)	(2,555)	(27)
Net cash provided by operating activities	2,835	4,811	6,850

Cash flows from investing activities:
Purchases of premises and equipment	(6)	(605)	(2,491)
Proceeds from sale of premises and equipment	282	–	–
Net cash provided by (used in) investing activities	276	(605)	(2,491)

Cash flows from financing activities:
Stock repurchases	(813)	(1,613)	(1,378)
Proceeds from sale of treasury stock	2	–	27
Dividends paid	(2,716)	(2,643)	(2,417)
Net cash used in financing activities	(3,527)	(4,256)	(3,768)

Net change in cash and cash equivalents	(416)	(50)	591
Cash and cash equivalents at beginning of period	1,271	1,321	730
Cash and cash equivalents at end of period	$855	$1,271	$1,321

NOTE 18: SUBSEQUENT EVENTS

In February 2009, the FDIC adopted an interim rule imposing a 20 basis point special assessment for FDIC insured institutions on June 30, 2009. The assessment will be collected on September 30, 2009. EITF Topic No. D-47, “Accounting for the Refund of Bank Insurance Fund and Savings Association Insurance Fund Premiums”, indicates that the liability for a potential special assessment of deposit insurance premiums should be accrued when the proposed rule or legislation is enacted. In this case, the interim rule is effective April 1, 2009 and will be based on balances as of June 30, 2009. As such, the Company will accrue the liability in its second quarter results ending June 30, 2009. Depending upon the significance of the special assessment to the Company’s results of operations, the Company will disclose the estimated amount of the accrual in its first quarter filing (i.e. the quarter ending March 31, 2009), if necessary. The FDIC has indicated that the amount of the special assessment (i.e. 20 basis points) may be reduced if the United States Congress expands the FDIC’s borrowing capacity from the United States Treasury from $30 billion to $100 billion or more, or if other funding is provided from sources other than insurance assessments.

In March 2009, one of the Company’s correspondent banks announced that it had entered into a consent order with the Comptroller of the Currency (“OCC”), which among other things, requires the correspondent bank to raise and maintain levels of capital well above regulatory minimums for well-capitalized banks, and to submit a capital restoration plan acceptable to the OCC. At December 31, 2008, the Company owned trust preferred securities and common stock issued by the correspondent bank’s holding company. At December 31, 2008, the carrying value of these trust preferred securities held in the Company’s available-for-sale securities portfolio was approximately $763,000, with an amortized cost of $1,425,000. The common stock investment is carried at its cost, has no contractual maturity, has no quoted fair value, and no ready market exists. The carrying value of the common stock investment was approximately $2,000,000 at December 31, 2008 and was included in other assets on the Company’s consolidated balance sheet. In accordance with Company policy (refer to Note 1 “Summary of Significant Accounting Policies”), the Company will make an assessment at the end of the first quarter (March 31, 2009) to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is set forth under the headings “Proposal One: Election of Directors - Information about Nominees for Directors,” and “Executive Officers,” “Additional Information Concerning the Company’s Board of Directors and Committees,” “Executive Compensation,” “Audit Committee Report” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement, and is incorporated herein by reference.

The Board of Directors has adopted a Code of Conduct and Ethics applicable to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial and principal accounting officer, controller and other senior financial officers. The Code of Conduct and Ethics, as well as the charters for the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee, can be found by clicking the heading “About Us” on the Company’s website, www.auburnbank.com, and then clicking on “Corporate Governance.” In addition, this information is available in print to any shareholder who requests it. Written requests for a copy of the Company’s Code of Conduct and Ethics or the Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee Charters may be sent to Auburn National Bancorporation, Inc., 100 N. Gay Street, Auburn, Alabama 36830, Attention: Marla Kickliter, Senior Vice President of Compliance and Internal Audit. Requests may also be made via telephone by contacting Marla Kickliter, Senior Vice President of Compliance and Internal Audit, or Laura Carrington, Vice President of Human Resources, at (334) 821-9200.

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

Information required by this item is set forth under the headings “Proposal One: Election of Directors - Information about Nominees for Directors and Executive Officers” and “Stock Ownership by Certain Persons” in the Proxy Statement, and is incorporated herein by reference.

As of December 31, 2008 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Earnings for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant's Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant's Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant's Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant's Form 10-Q dated November 14, 2003 (File No. 000-26486)).

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant's Registration Statement on Form SB-2 (File No. 33-86180)).

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, VP, Controller and Chief Financial Officer.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 31st day of March, 2009.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 31, 2009

/S/ DAVID A. HEDGES David A. Hedges	VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 31, 2009

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 31, 2009

/S/ DAVID E. HOUSEL David E. Housel	Director	March 31, 2009

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 31, 2009