Form 10-K/A
period 2008-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2009-04-10
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009, and is being filed solely to include revised Item 9A(T). In connection with the filing of this Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a) /15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The only change to the Original Filing being made by this Amendment is that described above. Unless otherwise expressly set forth herein, no attempt has been made in this Amendment to modify or update disclosures in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any related disclosures. Information not affected by this Amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, and the results of the audit process described below, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

Under the direction of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 10th day of April, 2009.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.