Form 10-Q
period 2009-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2009-05-15
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 par value per share	3,644,477 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2009	December 31, 2008

Assets:

Cash and due from banks	$18,669	$14,832
Federal funds sold	12,000	20,755
Interest bearing bank deposits	47	846

Cash and cash equivalents	30,716	36,433

Securities available-for-sale	358,425	302,656
Loans held for sale	3,504	3,819
Loans, net of unearned income	374,185	369,162
Allowance for loan losses	(4,532)	(4,398)

Loans, net	369,653	364,764

Premises and equipment, net	8,469	7,778
Bank-owned life insurance	15,393	15,295
Other assets	16,290	15,225

Total assets	$802,450	$745,970

Liabilities:
Deposits:
Noninterest-bearing	$80,007	$78,013
Interest-bearing	529,199	472,830

Total deposits	609,206	550,843
Federal funds purchased and securities sold under agreements to repurchase	11,373	10,910
Long-term debt	123,363	123,368
Accrued expenses and other liabilities	3,328	3,721

Total liabilities	747,270	688,842

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,750	3,749
Retained earnings	58,836	59,283
Accumulated other comprehensive income (loss), net	(855)	603
Less treasury stock, at cost, 312,178 shares and 310,188 shares for March 31, 2009 and December 31, 2008, respectively	(6,590)	(6,546)

Total stockholders’ equity	55,180	57,128

Total liabilities and stockholders’ equity	$802,450	$745,970

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31
(Dollars in thousands, except share and per share data)	2009	2008

Interest income:
Loans, including fees	$5,346	$5,802
Securities	3,924	3,913
Federal funds sold and interest bearing bank deposits	6	24

Total interest income	9,276	9,739

Interest expense:
Deposits	3,524	4,069
Short-term borrowings	16	96
Long-term debt	1,211	1,253

Total interest expense	4,751	5,418

Net interest income	4,525	4,321
Provision for loan losses	550	60

Net interest income after provision for loan losses	3,975	4,261

Noninterest income:
Service charges on deposit accounts	303	311
Mortgage lending	1,330	470
Bank-owned life insurance	98	122
Securities (losses) gains, net (includes $3.0 million in other-than-temporary impairment losses for the quarter ended March 31, 2009)	(2,123)	43
Other	303	427

Total noninterest income (loss)	(89)	1,373

Noninterest expense:
Salaries and benefits	2,049	1,853
Net occupancy and equipment	344	306
Professional fees	161	158
Other	999	832

Total noninterest expense	3,553	3,149

Earnings before income taxes	333	2,485

Income tax expense	87	634

Net earnings	$246	$1,851

Net earnings per share:
Basic and diluted	$0.07	$0.50

Weighted average shares outstanding:
Basic and diluted	3,646,827	3,681,809

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income

(Unaudited)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total

Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$ (5,734)	$53,018
Comprehensive income:
Net earnings	—	—	—	1,851	—	—	1,851
Other comprehensive income due to change in net unrealized gain (loss) on securities available-for-sale	—	—	—	—	2,104	—	2,104

Total comprehensive income	—	—	—	1,851	2,104	—	3,955

Cash dividends paid ($0.185 per share)	—	—	—	(681)	—	—	(681)

Balance, March 31, 2008	3,957,135	$39	$3,748	$56,532	$1,707	$ (5,734)	$56,292

Balance, December 31, 2008	3,957,135	$39	$3,749	$59,283	$603	$ (6,546)	$57,128
Comprehensive income:
Net earnings	—	—	—	246	—	—	246
Other comprehensive loss due to change in net unrealized gain (loss) on securities available-for-sale	—	—	—	—	(1,458)	—	(1,458)

Total comprehensive loss	—	—	—	246	(1,458)	—	(1,212)

Cash dividends paid ($0.19 per share)	—	—	—	(693)	—	—	(693)
Stock repurchases (2,055 shares)	—	—	—	—	—	(44)	(44)
Sale of treasury stock (65 shares)	—	—	1	—	—	—	1

Balance, March 31, 2009	3,957,135	$39	$3,750	$58,836	$(855)	$ (6,590)	$55,180

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31
(In thousands)	2009	2008

Cash flows from operating activities:
Net earnings	$246	$1,851
Adjustments to reconcile net income to net cash provided byoperating activities:
Provision for loan losses	550	60
Depreciation and amortization	142	90
Premium amortization and discount accretion, net	272	(23)
Net loss (gain) on securities	2,123	(43)
Net gain on sale of loans held for sale	(1,248)	(391)
Gain on sale of other real estate owned	(33)	—
Loans originated for sale	(61,497)	(24,805)
Proceeds from sale of loans	63,060	24,443
Increase in cash surrender value of bank owned life insurance	(98)	(122)
Net (increase) decrease in other assets	(1,807)	64
Net decrease in accrued expenses and other liabilities	(393)	(242)

Net cash provided by operating activities	1,317	882

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	42,026	14,532
Proceeds from maturities of securities available-for-sale	24,985	29,386
Purchase of securities available-for-sale	(126,170)	(44,815)
Net increase in loans	(5,452)	(9,086)
Net purchases of premises and equipment	(766)	(7)
Proceeds from sale of other real estate owned	258	—

Net cash used in investing activities	(65,119)	(9,990)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,994	3,995
Net increase in interest-bearing deposits	56,369	40,863
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	463	(16,776)
Proceeds from issuance of long-term debt	—	8,000
Repayments or retirement of long-term debt	(5)	(5)
Purchase of treasury stock	(44)	—
Proceeds from sale of treasury stock	1	—
Dividends paid	(693)	(681)
Net cash provided by financing activities	58,085	35,396

Net change in cash and cash equivalents	(5,717)	26,288
Cash and cash equivalents at beginning of period	36,433	13,498

Cash and cash equivalents at end of period	$30,716	$39,786

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,403	$5,123
Income taxes	431	110
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	13	323

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Auburn National Bancorporation, Inc. (the “Company”) provides a full range of banking services to individual and corporate customers in Lee County, Alabama and surrounding counties through its subsidiary, AuburnBank (the “Bank”). The Company does not have any segments other than banking that are considered material.

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the quarter ended March 31, 2009, are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Current Accounting Developments

In the first quarter of 2009, the Company adopted the following new accounting pronouncements:

•	SFAS No. 141R (revised 2007), “Business Combinations”;
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”;
•	Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities– an amendment of FASB Statement No. 133”;
•

FASB Staff Position (“FSP”) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; and

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”;

SFAS No. 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS No. 141R requires the acquirer to expense all acquisition related costs. SFAS No. 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS No. 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. Adoption of SFAS No. 141R did not have a significant impact on the consolidated financial statements of the Company.

SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. Adoption of SFAS No. 160 did not have a significant impact on the consolidated financial statements of the Company.

SFAS No. 161, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of the derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Adoption of SFAS No. 161 impacted disclosures only and did not have a significant impact on the consolidated financial statements of the Company.

FSP FAS 157-4 provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly. FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types. The provisions of this FSP are effective in second quarter 2009; however, as permitted under the pronouncement, we early adopted in first quarter 2009. The Company applied the guidance of FSP FAS 157-4 in its fair value measurements as of March 31, 2009 and the effects of adoption were not significant.

FSP FAS 115-2 replaces the “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB Staff Position No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1) for debt securities. FSP FAS 115-2 specifies that for a debt security not to be considered other-than-temporarily impaired, an entity’s management must assert that it does not intend to sell the security and that it is not more-likely-than-not that the entity will have to sell the security prior to recovery of its cost basis. FSP FAS 115-2 requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provide additional factors that must be considered in an other-than-temporary impairment analysis. FSP FAS 115-2 also provides that in periods in which other-than-temporary impairments are recognized, the total impairment must be presented in the investor’s income statement with an offset for the amount of total impairment that is recognized in other comprehensive income. FSP FAS 115-2 requires additional disclosures including a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. The provisions of this FSP are effective in second quarter 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009. No adjustment was made to the beginning balance of retained earnings. The Company applied the guidance of FSP FAS 115-2 when assessing debt securities for other-than-temporary impairment as of March 31, 2009. For more information on the effects of adoption, refer to Footnote 4 of the Condensed Consolidated Financial statements.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2009 and 2008, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At March 31, 2009 and 2008, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarters ended March 31, 2009 and 2008, respectively, is presented below.

	Quarter ended March 31
(Dollars in thousands, except share and per share data)	2009	2008
Basic:
Net earnings	$246	$1,851
Average common shares outstanding	3,646,827	3,681,809
Earnings per share	$0.07	$0.50

Diluted:

Net earnings	$246	$1,851
Average common shares outstanding	3,646,827	3,681,809
Dilutive effect of options issued	—	—

Average diluted shares outstanding	3,646,827	3,681,809
Earnings per share	$0.07	$0.50

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income for the quarters ended March 31, 2009 and 2008 is presented below.

	Quarter ended March 31
(In thousands)	2009	2008

Comprehensive income:
Net earnings	$246	$1,851
Other comprehensive income:
Change in net unrealized gain (loss) on securities available-for-sale	(1,458)	2,104
Total comprehensive (loss) income	$(1,212)	$3,955

NOTE 4: SECURITIES

At March 31, 2009 and December 31, 2008, all securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale at March 31, 2009 and December 31, 2008 are presented below. In addition, the total carrying value for investments in equity securities carried at cost included in other assets at March 31, 2009 and December 31, 2008, are presented below.

	March 31, 2009
(Dollars in thousands)	Fair Value	Gross Unrealized		Amortized cost
		Gains	Losses
Available-for-sale:
Agency obligations (a)	$103,599	530	548	103,617
Agency ABS (a)	3,805	—	47	3,852
Agency RMBS (a)	172,214	4,957	23	167,280
Private label RMBS	5,532	17	49	5,564
State and political subdivisions	67,879	642	2,113	69,350
Trust preferred securities:
Pooled	845	—	2,130	2,975
Individual issuer	1,273	—	2,365	3,638
Corporate debt	3,278	—	226	3,504
Total available-for-sale	$358,425	6,146	7,501	359,780

Equity securities, at cost (b)	$6,686	—	—	6,686

(a)	Includes securities issued by government sponsored entities.

(b)	Includes FHLB stock, Federal Reserve Bank stock, and cost-method investments. Unless the Company was required to estimate fair value for purposes of evaluating other-than-temporary impairment, historical cost is considered approximate to fair value.

	December 31, 2008
	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	Value	Gains	Losses	cost

Available-for-sale:
Agency obligations (a)	$68,001	1,140	—	66,861
Agency RMBS (a)	155,079	4,228	80	150,931
Private label RMBS	5,579	—	152	5,731
State and political subdivisions	65,292	685	1,766	66,373
Trust preferred securities:
Pooled	1,715	—	1,260	2,975
Individual issuer	3,559	—	1,766	5,325
Corporate bonds	3,431	—	72	3,503

Total available-for-sale	$302,656	6,053	5,096	301,699

Equity securities, at cost (b)	$7,894	—	—	7,894

(a)	Includes securities issued by government sponsored entities.

(b)	Includes FHLB stock, Federal Reserve Bank stock, and cost-method investments. Unless the Company was required to estimate fair value for purposes of evaluating other-than-temporary impairment, historical cost is considered approximate to fair value.

Securities with an aggregate fair value of $246.8 million and $204.1 million at March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2009 and December 31, 2008, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2009:
Agency obligations	$42,383	548	—	—	42,383	548
Agency ABS	3,805	47	—	—	3,805	47
Agency RMBS	8,664	22	176	1	8,840	23
Private label RMBS	2,464	49	—	—	2,464	49
State and political subdivisions	34,828	1,940	1,868	173	36,696	2,113
Trust preferred securities:
Pooled	845	2,130	—	—	845	2,130
Individual issuer	800	1,200	285	1,165	1,085	2,365
Corporate debt	3,278	226	—	—	3,278	226

Total	$97,067	6,162	2,329	1,339	99,396	7,501

December 31, 2008:
Agency obligations	$—	—	—	—	—	—
Agency RMBS	6,367	40	4,162	40	10,529	80
Private label RMBS	5,579	152	—	—	5,579	152
State and political subdivisions	30,254	1,626	1,178	140	31,432	1,766
Trust preferred securities:
Pooled	740	1,260	—	—	740	1,260
Individual issuer	2,523	1,351	1,035	415	3,558	1,766
Corporate debt	3,432	72	—	—	3,432	72

Total	$48,895	4,501	6,375	595	55,270	5,096

The applicable date for determining when securities are in an unrealized loss position is March 31, 2009. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

The unrealized losses associated with state and municipal debt securities are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as part of our on-going impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers.

The unrealized losses associated with trust preferred securities are primarily driven by illiquidity stemming from the effects of the mortgage and credit crises. Due to this illiquidity, it is unlikely the Company would be able to recover its investment in these securities if it sold them at this time. Pooled trust preferred securities primarily consist of securities issued by banks and are generally secured by over-collateralized or default protection provided by subordinated tranches. Pooled trust preferred securities were not other-than-temporarily impaired at March 31, 2009, if management concluded the Company had sufficient protection from subordinated tranches when compared with its estimate of credit losses for the individual security. For individual issuers, management evaluates the financial performance of the issuer on a quarterly basis to determine if it is probable that the issuer can make all contractual principal and interest payments.

Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2009.

The carrying values of the Company’s investment securities could decline in the future if the underlying performance of the collateral for pooled trust preferred securities, the financial condition of individual issuers of trust preferred securities, or other securities deteriorate and management determines it is probable that the Company will not recover the entire amortized cost bases of the securities. As a result, there is a risk that other-than-temporary impairment charges may occur in the future given the current economic environment.

Other-Than-Temporarily Impaired Securities

On a quarterly basis, management makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired. For equity securities with an unrealized loss, the Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; and recent events specific to the issuer or industry. Equity securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more likely than not that that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

Due to the rapid deterioration in the financial condition of the issuers, management determined that credit losses for individual issuer trust preferred securities deemed other-than-temporarily impaired as of March 31, 2009 were equal to the difference between the amortized cost basis and the fair value of the investments. As a result, no credit losses were recorded in which a portion of the other-than-temporary impairment was recorded in other comprehensive income.

The Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Realized Gains and Losses

The following table presents the gross realized gains and losses on the sales of securities available-for-sale, including equity investments carried at cost. Of the first quarter 2009 write-downs related to other-than-temporary impairment, approximately $1.7 million related to investments in individual issuer trust preferred securities and $1.3 million related to a cost-method investment.

	Quarter ended March 31
(Dollars in thousands)	2009	2008

Gross realized gains	$880	$43
Gross realized losses	(3,003)	—

Net realized gains (losses)	$(2,123)	$43

NOTE 5: INCOME TAXES

As of March 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefits related to federal or state income tax matters.

As of March 31, 2009 and December 31, 2008, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2008. The Company is currently open to audit by the state of Alabama for the years ended December 31, 2005 through 2008, although certain matters have been closed.

NOTE 6: FAIR VALUE DISCLOSURES

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Securities – where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 securities include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities. When instruments are traded in secondary markets and quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. Securities measured with these valuation techniques are generally classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using inputs observable in the market where available. Examples include U.S. government agency securities and residential mortgage-backed securities.

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

Other assets – the Company has certain financial assets carried at fair value, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at March 31, 2009 and December 31, 2008, respectively. The Company reflects these assets within Level 2 of the valuation hierarchy.

Also included in other assets are certain investments in equity securities carried at cost (cost-method investments). In accordance with FSP 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the Company is required to estimate the fair value of a cost-method investment when an event or change in circumstances has occurred during the period that may have a significant adverse effect on the fair value of the investment. At March 31, 2009, the Company estimated the fair value for one of its cost-method investments. The Company reflects this financial asset within Level 3 of the valuation hierarchy because unobservable inputs were significant in developing the estimated fair value. The availability of observable inputs is limited because the investment is not traded on a quoted exchange and the issuer’s bylaws restrict investment ownership to banks and bank holding companies.

Other liabilities – the Company has certain financial liabilities carried at fair value, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at March 31, 2009 and December 31, 2008, respectively. The Company reflects these assets within Level 2 of the valuation hierarchy.

The following table presents the financial instruments carried at fair value as of March 31, 2009 and December 31, 2008, respectively, by caption, on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above):

Assets and liabilities measured at fair value on a recurring basis

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2009:
Securities available-for-sale	$358,425	—	356,307	2,118
Other assets	2,115	—	1,450	665

Total assets at fair value	$360,540	—	357,757	2,783

Other liabilities	$1,450	—	1,450	—

Total liabilities at fair value	$1,450	—	1,450	—

December 31, 2008:
Securities available-for-sale	$302,656	—	293,951	8,705
Other assets	1,580	—	1,580	—

Total assets at fair value	$304,236	—	295,531	8,705

Other liabilities	$1,580	—	1,580	—

Total liabilities at fair value	$1,580	—	1,580	—

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for financial assets recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

(Dollars in thousands)	Quarter ended March 31, 2009

Beginning balance	$8,705
Total realized and unrealized gains and (losses):	—
Included in net earnings	(1,688)
Included in other comprehensive income	(1,621)
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3	(2,613)

Ending balance	$2,783

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2009 the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of March 31, 2009 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)

Interest rate swap agreements:
Pay fixed / receive variable	$6,679	$—	$1,450	$130
Pay variable / receive fixed	6,679	1,450	—	(130)

Total interest rate swap agreements	$13,358	$1,450	$1,450	$—

NOTE 8: SUBSEQUENT EVENTS

At March 31, 2009, the carrying value of the Company’s investment in common stock issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities issued by trust subsidiaries of Silverton, which are guaranteed by Silverton, was approximately $0.8 million. Subsequent to the end of the first quarter, on May 1, 2009, the Comptroller of the Currency (“OCC”) appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for Silverton’s bank subsidiary, Silverton Bank N.A. (“Silverton Bank”). The OCC acted after finding that Silverton Bank had experienced substantial dissipation of assets and earnings due to unsafe and unsound practices. The OCC also found that Silverton Bank had incurred losses that depleted most of its capital, and there was no reasonable prospect that Silverton Bank would become adequately capitalized without Federal assistance. As a result of the actions taken by the OCC and the FDIC on May 1, 2009, the Company does not anticipate that it will recover any of the Company’s investment in the common stock or trust preferred securities issued by Silverton or its affiliated trusts. As a result, the Company’s results of operations for the second quarter ending June 30, 2009 will include a pre-tax impairment charge of approximately $0.8 million related to the remaining balance of the investments.

In addition, approximately $4.3 million of the $4.5 million in the Company’s total nonaccrual loans at March 31, 2009, related to a participation interest purchased from Silverton Bank. The collateral securing the loan was in the process of foreclosure or similar action at March 31, 2009. Subsequent to the end of the first quarter, we understand that the collateral had been seized, and, as a result, the Company transferred its interest in the loan participation to “other real estate owned”. We understand that the foreclosed property that had secured this loan and our participation interest is being held by the FDIC, as receiver of Silverton Bank. We currently cannot predict the effect of the receivership upon our interest in this foreclosed collateral and any proceeds that we may receive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements for the quarter ended March 31, 2009 and 2008, respectively.

Certain of the statements made herein under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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
•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2008 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS.”

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

Summary of Results of Operations

	Three Months Ended March 31
(In thousands, except per share amounts)	2009	2008

Net interest income (a)	$4,884	$4,642
Less: tax-equivalent adjustment	359	321

Net interest income (GAAP)	4,525	4,321
Noninterest income (loss)	(89)	1,373

Total revenue	4,436	5,694
Provision for loan losses	550	60
Noninterest expense	3,553	3,149
Income tax expense	87	634

Net earnings	246	1,851

Basic and diluted earnings per share	$0.07	$0.50

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were approximately $246 thousand, or $0.07 per share, for the first quarter of 2009, compared to $1.9 million, or $0.50 per share, for the first quarter of 2008.

Excluding the effects of non-operating items such as securities gains and other-than-temporary impairment charges, first quarter 2009 operating net earnings were approximately $1.8 million, or $0.51 per share, compared to first quarter 2008 operating net earnings of approximately $1.8 million, or $0.50 per share.

Net interest income (tax-equivalent) was approximately $4.9 million for the first quarter of 2009, an increase of 5% from the first quarter of 2008 reflecting balance sheet growth. Average loans were up to $372.7 million in the first quarter of 2009, an increase of $42.9 million, or 13%, from the first quarter of 2008. Average deposits were up to $580.9 million in the first quarter of 2009, an increase of 14% from the first quarter of 2008.

Although the Company’s annualized net charge-off ratio increased to 0.45% in the first quarter of 2009 from 0.11% in the first quarter of 2008, the Company’s credit quality continues to compare favorably to industry peers. Nonperforming assets declined on a linked-quarter basis. Nonperforming assets were 1.24% of total loans and foreclosed properties at March 31, 2009, compared to 1.29% at December 31, 2008. Approximately $4.3 million of the $4.7 million in nonperforming assets at March 31, 2009 is related to one purchased loan participation. Excluding the effects of this loan participation, nonperforming assets were only 0.09% of total loans and foreclosed properties. The provision for loan losses increased to $550 thousand in the first quarter of 2009 compared with $60 thousand in the first quarter of 2008. The increase in provision for loan losses reflects the credit risk associated with loan portfolio growth and an increase in net charge-offs.

Operating noninterest income (which excludes non-operating items mentioned below) was approximately $2.0 million in the first quarter of 2009, an increase of $0.7 million or 53% from the first quarter of 2008. This increase is largely due to an increase in mortgage lending income. Mortgage lending income was approximately $1.3 million in the first quarter of 2009, an increase of approximately $0.9 million from the first quarter of 2008.

Total noninterest income (loss) was a loss of $89 thousand in the first quarter of 2009, compared to approximately $1.4 million from the first quarter of 2008. Non-operating noninterest income in the first quarter of 2009 included a $2.1 million net loss on securities. The net loss on securities was attributable to a non-cash other-than-temporary impairment charge of $3.0 million, offset by a $0.9 million gross gain on the sale of securities.

Noninterest expense was approximately $3.6 million in the first quarter of 2009, an increase of approximately $0.4 million, or 13%, from the first quarter of 2008. The increase was primarily related to increases in salaries and benefits expense and other noninterest expense.

In the first quarter of 2009, the Company paid cash dividends of $693 thousand, or $ 0.19 per share. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a Tier 1 risk-based capital ratio of 13.76% and a Tier 1 leverage ratio of 8.10% at March 31, 2009.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting principles and general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and fair value measurements, were critical to the determination of our financial position and results of operations. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different conditions exist or occur - depending upon the magnitude of the changes; then our actual financial condition and financial results could differ significantly. For a more detailed discussion on these critical accounting policies, see “CRITICAL ACCOUNTING POLICIES” on pages 30-31 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Average Balance Sheet and Interest Rates

	Quarter ended March 31
	2009		2008
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$377,560	5.74%	$332,741	7.01%
Securities - taxable	272,370	4.80%	259,046	5.11%
Securities - tax-exempt	66,065	6.48%	59,247	6.41%

Total securities	338,435	5.13%	318,293	5.35%
Federal funds sold	11,256	0.22%	2,513	2.40%
Interest bearing bank deposits	918	0.00%	758	4.78%

Total interest-earning assets	728,169	5.37%	654,305	6.18%

Deposits:
NOW	86,417	0.98%	65,478	2.46%
Savings and money market	88,960	1.24%	127,208	2.29%
Certificates of deposits less than $100,000	143,143	3.23%	90,937	5.34%
Certificates of deposits and other time deposits of $100,000 or more	188,047	4.11%	157,737	4.43%

Total interest-bearing deposits	506,567	2.82%	441,360	3.71%
Short-term borrowings	12,799	0.51%	13,541	2.85%
Long-term debt	123,365	3.98%	116,581	4.32%

Total interest-bearing liabilities	642,731	3.00%	571,482	3.81%

Net interest income and margin	$4,884	2.72%	$4,642	2.85%

RESULTS OF OPERATIONS

Net Interest Income and Margin

Tax-equivalent net interest income increased 5% in the first quarter of 2009 from the first quarter of 2008 as a result of balance sheet growth. Net interest margin decreased 13 basis points to 2.72%.

The tax-equivalent yield on total interest earning assets decreased 81 basis points in the first quarter of 2009 from the first quarter of 2008, to 5.37%. This decrease was driven by a 127 basis point decrease in the yield on loans and loans held for sale to 5.74% and a 22 basis point decrease in the tax-equivalent yield on total securities to 5.13%.

The cost of total interest-bearing liabilities decreased 81 basis points in the first quarter of 2009 from the first quarter of 2008, to 3.00%. This decrease was driven by an 89 basis point decrease in the cost of total interest-bearing deposits to 2.82%, a 234 basis point decrease in the cost of short-term borrowings to 0.51% and a 34 basis point decrease in the cost of long-term debt to 3.98%. The average federal funds rate during the first quarter of 2009 was 300 basis points lower than the average for the same period in 2008.

Noninterest Income (Loss)

	Quarter ended March 31
(Dollars in thousands)	2009	2008

Service charges on deposit accounts	$303	$311
Mortgage lending	1,330	470
Bank-owned life insurance	98	122
Securities (losses) gains, net	(2,123)	43
Other	303	427

Total noninterest income (loss)	$(89)	$1,373

The major components of noninterest income are service charges on deposit accounts, mortgage lending income, income from bank-owned life insurance, securities gains (losses), net, and other noninterest income.

Noninterest income decreased by approximately $1.5 million in the first quarter of 2009 compared to the same period in 2008. The primary reason for the decrease was a net securities loss of $2.1 million, offset by an increase in mortgage lending income of $0.9 million. The net loss on securities was attributable to a non-cash other-than-temporary impairment charge of $3.0 million, offset by a $0.9 million gross gain on the sale of securities. Mortgage lending income typically fluctuates as mortgage interest rates change and is primarily attributable to increased volume in the origination and sale of new mortgage loans.

Noninterest Expense

	Quarter ended March 31
(In thousands)	2009	2008

Salaries and benefits	$2,049	$1,853
Net occupancy and equipment	344	306
Professional fees	161	158
Other	999	832

Total noninterest expense	$3,553	$3,149

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense increased 13%, or $0.4 million in the first quarter of 2009 from the first quarter of 2008. The increase was primarily related to increases in salaries and benefits expense and other noninterest expense. Salaries and benefits expense increased primarily due to commissions paid to our mortgage originators as a result of increased origination volume. Other noninterest expense increased due to various factors, including an increase in FDIC insurance premiums, despite being assessed at the FDIC’s lowest rate.

Income Tax Expense

The Company recognized income tax expense of $87 thousand in the first quarter of 2009, compared to income tax expense of $634 thousand in the first quarter of 2008. The decrease in income tax expense is largely due to a decrease in pre-tax earnings during the first quarter of 2009. The Company’s effective tax rate for the first quarter of 2009 was 26.13%, compared to an effective tax rate of 25.51% for the first quarter of 2008. Despite an increase in tax-exempt interest income recognized as a percentage of pre-tax earnings during the first quarter of 2009, the Company’s overall effective tax rate increased in the first quarter of 2009 due to the recognition of a valuation allowance related to a capital loss for income tax purposes on an investment in the common stock of Silverton Financial Services, Inc. The valuation allowance reduced the deferred tax asset created by the first quarter 2009 other-than-temporary impairment charge to an amount management believes will more-likely-than-not be realized.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $358.4 million and $302.7 million as of March 31, 2009 and December 31, 2008, respectively. The net unrealized loss on securities available-for-sale was $1.4 million at March 31, 2009 compared to an unrealized net gain of $1.0 million at December 31, 2008. Decreases in the fair value of securities available-for-sale during the first quarter of 2009 were primarily driven by changes in the values of trust preferred securities.

The average yield earned on total securities was 5.13% in the first quarter of 2009 and 5.35% in the first quarter of 2008.

Loans

	2009	2008

(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Commercial, financial and agricultural	$64,126	63,338	60,387	60,418	66,272
Leases - commercial	316	341	374	431	459
Real estate - construction:
Commercial	3,088	3,019	4,056	7,549	8,706
Residential	9,634	10,151	14,194	12,891	9,574
Real estate - mortgage:
Commercial	216,469	210,353	194,659	183,415	165,402
Residential	69,931	69,736	68,888	67,408	68,643
Consumer installment	10,871	12,481	12,649	13,480	12,317

Total loans	374,435	369,419	355,207	345,592	331,373
Less: unearned income	(250)	(257)	(299)	(284)	(290)

Loans, net of unearned income	$374,185	369,162	354,908	345,308	331,083

Total loans, net of unearned income, were $374.2 million as of March 31, 2009, an increase of $5.0 million, or 1%, from $369.2 million at December 31, 2008. Growth in commercial real estate mortgage loans was the primary driver of the increase. As of March 31, 2009, commercial real estate mortgage loans increased $6.1 million from December 31, 2008.

Three loan categories represented the majority of the loan portfolio as of March 31, 2009. Commercial real estate mortgage loans represented 58%, residential real estate mortgage loans represented 19% and commercial, financial and agricultural loans represented 17% of the Bank’s total loans at March 31, 2009.

The average yield earned on loans and loans held for sale was 5.74% in the first quarter of 2009 and 7.01% in the first quarter of 2008.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the probable losses in the loan portfolio. As of March 31, 2009 and December 31, 2008, respectively, the allowance for loan losses was $4.5 million and $4.4 million, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES” on pages 30 – 31 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

A summary of the changes in the allowance for loan losses during the first quarter of 2009 and the previous four quarters are presented below.

	2009	2008

(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Balance at beginning of period	$4,398	4,226	4,049	4,074	4,105
Charge-offs	(441)	(88)	(238)	(240)	(139)
Recoveries	25	10	35	35	48

Net (charge-offs) recoveries	(416)	(78)	(203)	(205)	(91)
Provision for loan losses	550	250	380	180	60

Ending balance	$4,532	4,398	4,226	4,049	4,074

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.21% at March 31, 2009, compared to 1.19% at December 31, 2008. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $550 thousand and $60 thousand for the quarter ended March 31, 2009 and 2008.

Based upon its evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2009. An increase in net charge-offs and the credit risk associated with loan portfolio growth in the first quarter of 2009 compared to the first quarter of 2008 was the primary reason for the increased provision expense.

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

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2009, the Company had $4.5 million in loans on nonaccrual, compared to $4.4 million at December 31, 2008. This included approximately $4.3 million in participation interests purchased from Silverton Bank.

The Company owned $113 thousand in residential real estate as “other real estate owned”, which we had acquired from borrowers at March 31, 2009, compared to $324 thousand at December 31, 2008.

The Company had $56 thousand in loans 90 days past due and still accruing interest at March 31, 2009 compared to $104 thousand at December 31, 2008. At March 31, 2009 and at December 31, 2008, no loans were deemed to be restructured loans.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	2009	2008

	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$4,537	4,431	4,721	4,926	4,631
Other nonperforming assets (primarily other real estate owned)	113	324	594	422	421

Total nonperforming assets	$4,650	4,755	5,315	5,348	5,052

as a % of loans and foreclosed properties	1.24%	1.29	1.50	1.55	1.52
as a % of total assets	0.58%	0.64	0.72	0.73	0.69
Nonaccrual loans as a % of loans	1.21%	1.20	1.33	1.43	1.40
Accruing loans 90 days or more past due	$56	104	—	—	—

Potential problem assets, which are not included in nonperforming assets, amounted to $5.3 million, or 1.4% of total loans outstanding, net of unearned income at March 31, 2009, compared to $3.9 million, or 1.1% of total loans outstanding, net of unearned income at December 31, 2008. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.

Deposits

Total deposits were $609.2 million and $550.8 million at March 31, 2009 and December 31, 2008, respectively. The increase of $58.4 million in total deposits from December 31, 2008 was largely due to increases in money market accounts and CDs and other time deposits. Money market accounts increased $7.6 million, or 11%, CDs and other time deposits less than $100,000 increased $7.9, million or 8%, and CDs and other time deposits of $100,000 or more increased $39.0 million or 19%, respectively, from December 31, 2008. These changes reflect decreases in interest rates, and related shifts as depositors sought more yield in a low interest rate environment.

The average rate paid on total interest-bearing deposits was 2.82% in the first quarter of 2009 and 3.71% in the first quarter of 2008.

Noninterest bearing deposits were 13% and 14% of total deposits as of March 31, 2009 and December 31, 2008, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $46.0 million with none outstanding at March 31, 2009, compared to $44.0 million with none outstanding at December 31, 2008. Securities sold under agreements to repurchase totaled $11.4 million at March 31, 2009, compared to $10.9 million at December 31, 2008.

The average rate paid on short-term borrowings was 0.51% in the first quarter of 2009 and 2.85% in the first quarter of 2008.

Long-term debt included FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $91.2 million in long-term FHLB advances at

March 31, 2009 and December 31, 2008, respectively. The Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at March 31, 2009 and December 31, 2008, respectively.

The average rate paid on long-term debt was 3.98% in the first quarter of 2009 and 4.32% in the first quarter of 2008.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $55.2 million and $57.1 million as of March 31, 2009 and December 31, 2008, respectively. The decrease from December 31, 2008 is primarily driven by an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale of $1.5 million and cash dividends paid of approximately $0.7 million.

The Company’s Tier 1 leverage ratio was 8.10%, Tier 1 risk-based capital ratio was 13.76% and Total risk-based capital ratio was 14.74% at March 31, 2009. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at March 31, 2009.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at March 31, 2009.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2009 and December 31, 2008, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of March 31, 2009, the Bank had an available line of credit with the FHLB totaling $240.1 million with $91.2 million outstanding. As of March 31, 2009, the Bank also had $46.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2009, the Bank had outstanding standby letters of credit of $8.1 million and unfunded loan commitments outstanding of $42.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS No. 141R requires the acquirer to expense all acquisition related costs. SFAS No. 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS No. 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. The provisions of this statement are effective for business combinations during fiscal years beginning after December 15, 2008. Adoption of SFAS No. 141R did not have a significant impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. Adoption of SFAS No. 160 did not have a significant impact on the consolidated financial statements of the Company.

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

In April 2009, the FASB issued FSP FAS 115-2 which replaces the “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB Staff Position No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1) for debt securities. FSP FAS 115-2 specifies that for a debt security not to be considered other-than-temporarily impaired, an entity’s management must assert that it does not intend to sell the security and that it is not more-likely-than-not that the entity will have to sell the security prior to recovery of its cost basis. FSP FAS 115-2 requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provide additional factors that must be considered in an other-than-temporary impairment analysis. FSP FAS 115-2 also provides that in periods in which other-than-temporary impairments are recognized, the total impairment must be presented in the investor’s income statement with an offset for the amount of total impairment that is recognized in other comprehensive income. FSP FAS 115-2 requires additional disclosures including a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. The provisions of this FSP are effective in second quarter 2009; however, as permitted under the pronouncement, we early adopted on January 1, 2009. No adjustment was made to the beginning balance of retained earnings. The Company applied the guidance of FSP FAS 115-2 when assessing debt securities for other-than-temporary impairment as of March 31, 2009. For more information on the effects of adoption, refer to Footnote 4 of the Condensed Consolidated Financial statements.

In April 2009, the FASB issued FSP FAS 157-4 which provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly. FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types. The provisions of this FSP are effective in second quarter 2009; however, as permitted under the pronouncement, we early adopted in first quarter 2009. The Company applied the guidance of FSP FAS 157-4 in its fair value measurements as of March 31, 2009 and the effects of adoption were not significant.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting FSP FAS 107-1.

Table 1 – Explanation of Non-GAAP Financial Measures

This quarterly report on Form 10-Q contains financial information determined by methods other than Generally Accepted Accounting Principles (“GAAP”). The table below provides reconciliations between GAAP net earnings and operating net earnings, which exclude gains or losses on items deemed not to reflect core operations. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes presentations of “operating” financial measures provide useful supplemental information, a clearer understanding of the Company’s performance, and better reflect the Company’s core operating activities. Management utilizes non-GAAP measures in the calculation of certain of the Company’s ratios, in particular, to analyze on a consistent basis over time the performance of what it considers to be its core operations.

The Company believes the non-GAAP measures enhance investors’ understanding of the Company’s business and performance. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. Management compensates for these limitations by providing detailed reconciliations between GAAP and operating measures. These disclosures should not be considered an alternative to GAAP.

Reconciliation of GAAP to non-GAAP Measures (unaudited):

	2009	2008
(Dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net earnings, as reported (GAAP)	$246	947	1,972	1,867	1,851
Non-operating items (net of 37% tax):
Securities losses (gains), net (a)	1,597	796	—	(33)	(27)
Gain on sale of premises and equipment	—	—	(675)	—	—
Correction of prior period accounting error	—	—	285	—	—

Operating net earnings	$1,843	1,743	1,582	1,834	1,824

Noninterest income (loss), as reported (GAAP)	$(89)	(366)	1,541	1,102	1,373
Non-operating items:
Securities losses (gains), net	2,123	1,263	—	(52)	(43)
Gain on sale of premises and equipment	—	—	(1,071)	—	—
Correction of prior period accounting error	—	—	452	—	—

Operating noninterest income	$2,034	897	922	1,050	1,330

Total Revenue, as reported (GAAP)	$4,436	4,118	6,134	5,573	5,694
Tax-equivalent adjustment	359	353	346	341	321
Non-operating items:
Securities losses (gains), net	2,123	1,263	—	(52)	(43)
Gain on sale of premises and equipment	—	—	(1,071)	—	—
Correction of prior period accounting error	—	—	452	—	—

Total Operating Revenue (tax-equivalent)	$6,918	5,734	5,861	5,862	5,972

Net interest income, as reported (GAAP)	$4,525	4,484	4,593	4,471	4,321
Tax-equivalent adjustment	359	353	346	341	321

Net interest income (tax-equivalent)	$4,884	4,837	4,939	4,812	4,642

(a) Any losses for which no tax benefit is recorded are included at the gross amount.

Table 2 - Selected Quarterly Financial Data

2009	2008
First	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$4,884	4,979	5,135	5,027	4,642
Less: tax-equivalent adjustment	359	353	346	341	321

Net interest income (GAAP)	4,525	4,626	4,789	4,686	4,321
Noninterest income (loss)	(89)	(366)	1,541	1,102	1,373

Total Revenue	4,436	4,260	6,330	5,788	5,694
Provision for loan losses	550	250	380	180	60
Noninterest expense	3,553	2,992	3,296	3,105	3,149
Income tax expense	87	71	682	636	634

Net earnings	$246	947	1,972	1,867	1,851

Per share data:
Basic and diluted net earnings
GAAP	$0.07	0.26	0.54	0.51	0.50
Operating (b)	0.51	0.48	0.43	0.50	0.50
Cash dividends declared	0.190	0.185	0.185	0.185	0.185
Weighted average shares outstanding:
Basic and diluted	3,646,827	3,658,193	3,677,509	3,680,144	3,681,809
Shares outstanding, at period end	3,644,957	3,646,947	3,676,836	3,677,823	3,681,809
Book value	$15.14	15.66	14.09	14.51	15.29
Common stock price
High	$26.40	23.97	25.00	23.71	24.50
Low	18.07	19.06	22.10	21.50	19.00
Period end:	21.00	20.10	24.00	22.10	22.00
To earnings ratio	15.22	x	11.10	11.82	11.28	11.52
To book value	139%	128	170	152	144
Performance ratios:
Return on average equity
GAAP	1.70%	7.25	14.42	13.09	13.74
Operating (b)	12.70%	13.34	11.56	12.86	13.54
Return on average assets
GAAP	0.13%	0.52	1.09	1.02	1.06
Operating (b)	0.95%	0.96	0.88	1.00	1.09
Dividend payout ratio	271.43%	71.15	34.26	36.27	37.00
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.21%	1.19	1.19	1.17	1.23
Nonperforming assets	97%	92	80	76	81
Nonperforming assets as a % of:
Loans and foreclosed properties	1.24%	1.29	1.50	1.55	1.52
Total assets	0.58%	0.64	0.72	0.73	0.69
Nonaccrual loans as a % of total loans	1.21%	1.20	1.33	1.43	1.40
Net charge-offs as a % of average loans	0.45%	0.09	0.23	0.24	0.11
Capital Adequacy:
Tier 1 risk-based capital ratio	13.76%	14.23	14.54	14.59	14.64
Total risk-based capital ratio	14.74%	15.22	15.50	15.53	15.60
Tier 1 Leverage Ratio	8.10%	8.75	8.87	8.67	8.82
Other financial data:
Net interest margin (a)	2.72%	2.84	2.91	2.85	2.85
Effective income tax rate	26.13%	6.97	25.70	25.41	25.51
Effeciency ratio
GAAP	80.09%	70.23	52.07	53.65	55.30
Operating (b)	51.36%	52.18	56.24	52.97	52.73
Selected average balances:
Securities	$338,435	313,227	322,369	330,020	318,293
Loans, net of unearned income	372,702	360,822	348,093	339,430	329,853
Total assets	779,295	727,417	722,303	732,899	699,163
Total deposits	580,921	525,617	514,840	528,799	511,444
Long-term debt	123,365	126,499	125,906	123,378	116,581
Total stockholders’ equity	58,051	52,250	54,720	57,062	53,885
Selected period end balances:
Securities	$358,425	302,656	316,148	323,706	322,843
Loans, net of unearned income	374,185	369,162	354,908	345,308	331,083
Allowance for loan losses	4,532	4,398	4,226	4,049	4,074
Total assets	802,450	745,970	734,989	731,306	728,906
Total deposits	609,206	550,843	525,353	540,492	537,443
Long-term debt	123,363	123,368	128,372	123,381	123,381
Total stockholders’ equity	55,180	57,128	51,810	53,352	56,292

*Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation.

(a) Tax-equivalent. See “Explaination of Non-GAAP Financial Measures.”

(b) Operating measures. See “Explanation of Non-GAAP Financial Measures.”

Table 3 - Average Balance and Net Interest Income Analysis

	Quarter Ended March 31
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$377,560	$5,346	5.74%	$332,741	$5,802	7.01%
Securities - taxable	272,370	3,227	4.80%	259,046	3,290	5.11%
Securities - tax-exempt (2)	66,065	1,056	6.48%	59,247	944	6.41%

Total securities	338,435	4,283	5.13%	318,293	4,234	5.35%
Federal funds sold	11,256	6	0.22%	2,513	15	2.40%
Interest bearing bank deposits	918	—	0.00%	758	9	4.78%

Total interest-earning assets	728,169	$9,635	5.37%	654,305	$10,060	6.18%
Cash and due from banks	16,895			13,320
Other assets	34,231			31,538

Total assets	$779,295			$699,163

Interest-bearing liabilities:
Deposits:
NOW	$86,417	$209	0.98%	$65,478	$401	2.46%
Savings and money market	88,960	272	1.24%	127,208	724	2.29%
Certificates of deposits less than $100,000	143,143	1,139	3.23%	90,937	1,208	5.34%
Certificates of deposits and other time deposits of $100,000 or more	188,047	1,904	4.11%	157,737	1,736	4.43%

Total interest-bearing deposits	506,567	3,524	2.82%	441,360	4,069	3.71%
Short-term borrowings	12,799	16	0.51%	13,541	96	2.85%
Long-term debt	123,365	1,211	3.98%	116,581	1,253	4.32%

Total interest-bearing liabilities	642,731	$4,751	3.00%	571,482	$5,418	3.81%
Noninterest-bearing deposits	74,354			70,084
Other liabilities	4,159			3,712
Stockholders’ equity	58,051			53,885

Total liabilities and stockholders’ equity	$779,295			$699,163

Net interest income and margin		$4,884	2.72%		$4,642	2.85%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Loan Portfolio Composition

	2009	2008
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial, financial and agricultural	$64,126	63,338	60,387	60,418	66,272
Leases - commercial	316	341	374	431	459
Real estate - construction:
Commercial	3,088	3,019	4,056	7,549	8,706
Residential	9,634	10,151	14,194	12,891	9,574
Real estate - mortgage:
Commercial	216,469	210,353	194,659	183,415	165,402
Residential	69,931	69,736	68,888	67,408	68,643
Consumer installment	10,871	12,481	12,649	13,480	12,317

Total loans	374,435	369,419	355,207	345,592	331,373
Less: unearned income	(250)	(257)	(299)	(284)	(290)

Loans, net of unearned income	374,185	369,162	354,908	345,308	331,083

Less: Allowance for loan losses	(4,532)	(4,398)	(4,226)	(4,049)	(4,074)

Loans, net	$369,653	364,764	350,682	341,259	327,009

Table 5 - Allowance for Loan Losses and Nonperforming Assets

	2009	2008
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Allowance for loan losses:
Balance at beginning of period	$4,398	4,226	4,049	4,074	4,105
Charge-offs	(441)	(88)	(238)	(240)	(139)
Recoveries	25	10	35	35	48

Net (charge-offs) recoveries	(416)	(78)	(203)	(205)	(91)
Provision for loan losses	550	250	380	180	60

Ending balance	$4,532	4,398	4,226	4,049	4,074

as a % of loans	1.21%	1.19	1.19	1.17	1.23
as a % of nonperforming assets	97%	92	80	76	81
Net charge-offs as a % of average loans	0.45%	0.09	0.23	0.24	0.11

Nonperforming assets:
Nonaccrual loans	$4,537	4,431	4,721	4,926	4,631
Other nonperforming assets (primarily other real estate owned)	113	324	594	422	421

Total nonperforming assets	$4,650	4,755	5,315	5,348	5,052

as a % of loans and foreclosed properties	1.24%	1.29	1.50	1.55	1.52
as a % of total assets	0.58%	0.64	0.72	0.73	0.69
Nonaccrual loans as a % of loans	1.21%	1.20	1.33	1.43	1.40
Accruing loans 90 days or more past due	$56	104	—	—	—

Table 6 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2009

Maturity of:
3 months or less	$32,104
Over 3 months through 6 months	58,211
Over 6 months through 12 months	67,496
Over 12 months	81,736

Total CDs and other time deposits of $100,000 or more	$239,547

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is set forth in ITEM 2 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 4T. CONTROLS AND PROCEDURES

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures. In making this assessment, management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial and Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal, governmental, or regulatory proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	—	—	—	165,068
February 1 – February 28, 2009	25	20.58	25	165,043
March 1 – March 31, 2009	2,030	21.71	2,030	163,013
Total	2,055	$21.69	2,055	163,013

(1) Based on trade date, not settlement date.

(2) A total of 2,055 shares were purchased in privately negotiated transactions.

(3) On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 200 thousand shares of its common stock. As of March 31, 2009, approximately 163 thousand shares are still authorized for purchase under the April 2008 authorization. The April 2008 authorization will expire February 28, 2010.

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	May 15, 2009	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date:	May 15, 2009	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)