Form 10-Q
period 2009-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2009-08-13
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.01 par value per share	3,644,097 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2009	December 31, 2008

Assets:
Cash and due from banks	$28,885	$14,832
Federal funds sold	—	20,755
Interest bearing bank deposits	1,972	846

Cash and cash equivalents	30,857	36,433

Securities available-for-sale	349,472	302,656
Loans held for sale	6,126	3,819
Loans, net of unearned income	373,221	369,162
Allowance for loan losses	(4,646)	(4,398)

Loans, net	368,575	364,764

Premises and equipment, net	8,433	7,778
Bank-owned life insurance	15,503	15,295
Other real estate	5,149	324
Other assets	16,795	14,901

Total assets	$800,910	$745,970

Liabilities:
Deposits:
Noninterest-bearing	$83,208	$78,013
Interest-bearing	533,234	472,830

Total deposits	616,442	550,843
Federal funds purchased and securities sold under agreements to repurchase	9,541	10,910
Long-term debt	118,358	123,368
Accrued expenses and other liabilities	3,621	3,721

Total liabilities	747,962	688,842

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,751	3,749
Retained earnings	59,075	59,283
Accumulated other comprehensive loss, net	(3,305)	603
Less treasury stock, at cost - 313,038 shares and 310,188 shares for June 30, 2009 and December 31, 2008, respectively	(6,612)	(6,546)

Total stockholders’ equity	52,948	57,128

Total liabilities and stockholders’ equity	$800,910	$745,970

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands, except share and per share data)	2009	2008	2009	2008

Interest income:
Loans, including fees	$5,430	$5,564	$10,776	$11,366
Securities	3,809	3,983	7,733	7,896
Federal funds sold and interest bearing bank deposits	9	40	15	64

Total interest income	9,248	9,587	18,524	19,326

Interest expense:
Deposits	3,505	3,804	7,029	7,873
Short-term borrowings	15	43	31	139
Long-term debt	1,209	1,268	2,420	2,521

Total interest expense	4,729	5,115	9,480	10,533

Net interest income	4,519	4,472	9,044	8,793
Provision for loan losses	700	180	1,250	240

Net interest income after provision for loan losses	3,819	4,292	7,794	8,553

Noninterest income:
Service charges on deposit accounts	302	297	605	608
Mortgage lending	1,310	426	2,640	896
Bank-owned life insurance	110	116	208	238
Securities (losses) gains, net (includes credit losses of $1,117 and $2,805 for debt securities, consisting of total other-than-temporary impairment losses of $2,752 and $4,440, net of $1,635 (before taxes) recognized in other comprehensive income, for the quarter and six months ended June 30, 2009, respectively)	(758)	52	(2,881)	95
Other	299	425	602	852

Total noninterest income	1,263	1,316	1,174	2,689

Noninterest expense:
Salaries and benefits	1,974	1,721	4,023	3,574
Net occupancy and equipment	395	327	739	633
Professional fees	174	158	335	316
Other	1,381	899	2,380	1,731

Total noninterest expense	3,924	3,105	7,477	6,254

Earnings before income taxes	1,158	2,503	1,491	4,988
Income tax expense	226	636	313	1,270

Net earnings	$932	$1,867	$1,178	$3,718

Net earnings per share:
Basic and diluted	$0.25	$0.51	$0.32	$1.01

Weighted average shares outstanding:

Basic and diluted	3,644,491	3,680,144	3,645,652	3,680,977

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Additional		Accumulated other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Shares	Amount	capital	earnings	loss	stock	Total

Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$(5,734)	$53,018
Comprehensive income:
Net earnings	—	—	—	3,718	—	—	3,718
Other comprehensive loss due to change in unrealized loss on securities available for sale, net	—	—	—	—	(1,932)	—	(1,932)

Total comprehensive income	—	—	—	3,718	(1,932)	—	1,786
Cash dividends paid ($0.37 per share)	—	—	—	(1,362)	—	—	(1,362)
Stock repurchases (3,986 shares)	—	—	—	—	—	(90)	(90)

Balance, June 30, 2008	3,957,135	$39	$3,748	$57,718	$(2,329)	$(5,824)	$53,352

Balance, December 31, 2008	3,957,135	$39	$3,749	$59,283	$603	$(6,546)	$57,128
Comprehensive income:
Net earnings	—	—	—	1,178	—	—	1,178
Other comprehensive loss due to other-than-temporary impairment losses related to factors other than credit on securities available-for-sale, net	—	—	—	—	(1,031)	—	(1,031)
Other comprehensive loss due to all other unrealized losses on securities available-for-sale, net	—	—	—	—	(2,877)	—	(2,877)

Total comprehensive loss	—	—	—	1,178	(3,908)	—	(2,730)

Cash dividends paid ($0.38 per share)	—	—	—	(1,386)	—	—	(1,386)
Stock repurchases (2,955 shares)	—	—	—	—	—	(67)	(67)
Sale of treasury stock ( 105 shares)	—	—	2	—	—	1	3

Balance, June 30, 2009	3,957,135	$39	$3,751	$59,075	$(3,305)	$(6,612)	$52,948

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30
(In thousands)	2009	2008

Cash flows from operating activities:
Net earnings	$1,178	$3,718
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,250	240
Depreciation and amortization	327	175
Premium amortization and discount accretion, net	764	(28)
Net loss (gain) on securities	2,881	(95)
Net gain on sale of loans held for sale	(2,474)	(308)
Net gain on sale of other real estate	(33)	—
Loans originated for sale	(106,894)	(42,749)
Proceeds from sale of loans	106,353	42,468
Increase in cash surrender value of bank owned life insurance	(208)	(238)
Net increase in other assets	(1,049)	(744)
Net (decrease) increase in accrued expenses and other liabilities	(100)	153

Net cash provided by operating activities	1,995	2,592

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	89,703	25,926
Proceeds from maturities of securities available-for-sale	75,754	40,283
Purchase of securities available-for-sale	(220,133)	(74,639)
Net increase in loans	(10,110)	(23,516)
Net purchases of premises and equipment	(813)	(113)
Proceeds from sale of other real estate	258	—

Net cash used in investing activities	(65,341)	(32,059)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,195	6,290
Net increase in interest-bearing deposits	60,404	41,617
Net decrease in federal funds purchased and securities sold under agreements to repurchase
	(1,369)	(13,738)
Proceeds from issuance of long-term debt	—	8,000
Repayments or retirement of long-term debt	(5,010)	(9)
Proceeds from sale of treasury stock	3	—
Stock repurchases	(67)	(90)
Dividends paid	(1,386)	(1,362)

Net cash provided by financing activities	57,770	40,708

Net change in cash and cash equivalents	(5,576)	11,241
Cash and cash equivalents at beginning of period	36,433	13,498

Cash and cash equivalents at end of period	$30,857	$24,739

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,413	$10,240
Income taxes	1,308	1,584
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	5,049	323

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

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the six months ended June 30, 2009, are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Current Accounting Developments

In the first quarter of 2009, the Company adopted the following new accounting pronouncements:

•	SFAS No. 141R (revised 2007), “Business Combinations”;
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”;
•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”;
•

FASB Staff Position (“FSP”) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; and

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.

In the second quarter of 2009, the Company adopted the following new accounting pronouncements:

•	FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments”; and
•	SFAS No. 165, “Subsequent Events”.

SFAS No. 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS No. 141R requires the acquirer to expense all acquisition related costs. SFAS No. 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS No. 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. Adoption of SFAS No. 141R in the first quarter of 2009 did not have a significant impact on the consolidated financial statements of the Company.

SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. Adoption of SFAS No. 160 in the first quarter of 209 did not have a significant impact on the consolidated financial statements of the Company.

SFAS No. 161, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of the derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. Adoption of SFAS No. 161 in the first quarter of 2009 impacted disclosures only and did not have a significant impact on the consolidated financial statements of the Company.

FSP FAS 157-4 provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly. FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types. The provisions of this FSP were effective in the second quarter of 2009; however, as permitted under the pronouncement, the Company early adopted in the first quarter of 2009 and the effects of adoption were not significant.

FSP FAS 115-2 replaces the “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB Staff Position No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1) for debt securities. FSP FAS 115-2 specifies that for a debt security not to be considered other-than-temporarily impaired, an entity’s management must assert that it does not intend to sell the security and that it is not more-likely-than-not that the entity will have to sell the security prior to recovery of its cost basis. FSP FAS 115-2 requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provide additional factors that must be considered in an other-than-temporary impairment analysis. FSP FAS 115-2 also provides that in periods in which other-than-temporary impairments are recognized, the total impairment must be presented in the investor’s income statement with an offset for the amount of total impairment that is recognized in other comprehensive income. FSP FAS 115-2 requires additional disclosures including a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. The provisions of this FSP were effective in the second quarter of 2009; however, as permitted under the pronouncement, the Company early adopted in the first quarter of 2009. No adjustment was made to the beginning balance of retained earnings. For more information on the effects of adoption, see Note 4 for additional disclosures included in accordance with FSP FAS 115-2 and 124-2.

FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The FSP was effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted this FSP in the second quarter of 2009. The adoption of FSP FAS 107-1 has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company. See Note 6 for additional disclosures included in accordance with FSP FAS 107-1.

SFAS No. 165, “Subsequent Events”, establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for periods ending after June 15, 2009. Accordingly, the Company adopted this standard in the second quarter of 2009 and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require further disclosure. Adoption of SFAS No. 165 did not have a significant impact on the consolidated financial statements of the Company.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarter and six months ended June 30, 2009 and 2008, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At June 30, 2009 and 2008, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarter and six months ended June 30, 2009 and 2009 are presented below.

	Quarter ended June 30		Six Months ended June 30
(Dollars in thousands, except share and per share data)	2009	2008	2009	2008

Basic:
Net earnings	$932	$1,867	$1,178	$3,718
Average common shares outstanding	3,644,491	3,680,144	3,645,652	3,680,977

Earnings per share	$0.25	$0.51	$0.32	$1.01

Diluted:
Net earnings	$932	$1,867	$1,178	$3,718
Average common shares outstanding	3,644,491	3,680,144	3,645,652	3,680,977
Dilutive effect of options issued	—	—	—	—

Average diluted shares outstanding	3,644,491	3,680,144	3,645,652	3,680,977

Earnings per share	$0.25	$0.51	$0.32	$1.01

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income. Comprehensive income for the quarter and six months ended June 30, 2009 and 2008 is presented below.

	Quarter ended June 30		Six Months ended June 30
(In thousands)	2009	2008	2009	2008

Comprehensive income:
Net earnings	$932	$1,867	$1,178	$3,718
Other comprehensive loss:
Other-than-temporary impairment losses related to factors other than credit on securities available for sale, net	(1,031)	—	(1,031)	—
Change in unrealized losses due to all other unrealized losses on securities available for sale, net	(1,419)	(4,036)	(2,877)	(1,932)

Total comprehensive (loss) income	$(1,518)	$(2,169)	$(2,730)	$1,786

NOTE 4: SECURITIES

At June 30, 2009 and December 31, 2008, all securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale at June 30, 2009 and December 31, 2008, by contractual maturity are presented below.

	June 30, 2009
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
						Gains	Losses

Available-for-sale:
Agency obligations (a)	$—	—	34,341	46,343	80,684	208	1,253	81,729
Agency ABS (a)	—	—	—	3,752	3,752	—	35	3,787
Agency RMBS (a)	—	—	7,280	177,424	184,704	2,706	650	182,648
State and political subdivisions	—	394	16,243	58,736	75,373	300	2,476	77,549
Trust preferred securities:
Pooled	—	—	—	365	365	—	1,635	2,000
Individual issuer	—	—	—	1,317	1,317	—	2,178	3,495
Corporate debt	—	2,370	907	—	3,277	—	225	3,502

Total available-for-sale	$—	2,764	58,771	287,937	349,472	3,214	8,452	354,710

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2008
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
						Gains	Losses

Available-for-sale:
Agency obligations (a)	$—	—	26,679	41,322	68,001	1,140	—	66,861
Agency RMBS (a)	—	3,522	24,949	126,608	155,079	4,228	80	150,931
Private label RMBS	—	—	3,088	2,491	5,579	—	152	5,731
State and political subdivisions	—	163	15,551	49,578	65,292	685	1,766	66,373
Trust preferred securities:
Pooled	—	—	—	1,715	1,715	—	1,260	2,975
Individual issuer	—	—	—	3,559	3,559	—	1,766	5,325
Corporate debt	—	2,450	981	—	3,431	—	72	3,503

Total available-for-sale	$—	6,135	71,248	225,273	302,656	6,053	5,096	301,699

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $249.9 million and $204.1 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $6.0 million and $7.9 million at June 30, 2009 and December 31, 2008, respectively. Cost-method investments primarily include Federal Home Loan Bank (“FHLB”) of Atlanta stock and Federal Reserve Bank stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2009 and December 31, 2008, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2009:
Agency obligations	$67,423	1,253	—	—	67,423	1,253
Agency ABS	3,752	35	—	—	3,752	35
Agency RMBS	60,861	649	125	1	60,986	650
State and political subdivisions	46,210	1,565	7,238	911	53,448	2,476
Trust preferred securities:
Pooled	365	1,635	—	—	365	1,635
Individual issuer	597	825	675	1,353	1,272	2,178
Corporate debt	—	—	3,278	225	3,278	225

Total	$179,208	5,962	11,316	2,490	190,524	8,452

December 31, 2008:
Agency obligations	$—	—	—	—	—	—
Agency RMBS	6,367	40	4,162	40	10,529	80
Private label RMBS	5,579	152	—	—	5,579	152
State and political subdivisions	30,254	1,626	1,178	140	31,432	1,766
Trust preferred securities:
Pooled	740	1,260	—	—	740	1,260
Individual issuer	2,524	1,351	1,035	415	3,559	1,766
Corporate debt	3,431	72	—	—	3,431	72

Total	$48,895	4,501	6,375	595	55,270	5,096

The applicable date for determining when securities are in an unrealized loss position is June 30, 2009. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

For the securities in the above table, the Company does not have the intent to sell and have determined it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, which may be maturity. The Company has assessed each security for credit impairment. For debt securities, the Company evaluates, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For cost-method investments, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment.

In determining whether a loss is temporary, the Company considers all relevant information including:

•	the length of time and the extent to which the fair value has been less than the amortized cost basis;
•

adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors, including changes in technology or the discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security or changes in the quality of the credit enhancement);

•	the historical and implied volatility of the fair value of the security;

•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
•	failure of the issuer of the security to make scheduled interest or principal payments;
•	any changes to the rating of the security by a rating agency; and
•	recoveries or additional declines in fair value subsequent to the balance sheet date.

To the extent the Company estimates future expected cash flows, the Company considered all available information in developing those expected cash flows. For asset-backed securities such as pooled trust preferred securities, such information generally included:

•	remaining payment terms of the security (including as applicable, terms that require underlying obligor payments to increase in the future);
•	current delinquencies and nonperforming assets of underlying collateral;
•	expected future default rates;
•	subordination levels or other credit enhancements.

Agency obligations

The unrealized losses associated with Agency obligations are primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities are issued by U.S. government agencies or government-sponsored entities and do not have any credit losses given the explicit or implicit government guarantee.

Agency asset-backed securities (“ABS”)

The unrealized losses associated with Agency ABS are primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities are issued by U.S. government agencies or government-sponsored entities and do not have any credit losses given the explicit or implicit government guarantee.

Agency residential mortgage-backed securities (“RMBS”)

The unrealized losses associated with Agency RMBS are primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities are issued by U.S. government agencies or government-sponsored entities and do not have any credit losses given the explicit or implicit government guarantee.

Securities of U.S. states and political subdivisions

The unrealized losses associated with securities of U.S. states and political subdivisions are primarily driven by changes in interest rates and are not due to the credit quality of the securities. These securities will continue to be monitored as part of the Company’s quarterly impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. As a result, the Company expects to recover the entire amortized cost basis of these securities.

Pooled trust preferred securities

The unrealized losses associated with pooled trust preferred securities are primarily driven by higher projected collateral losses and wider credit spreads. Pooled trust preferred securities primarily consist of securities issued by community banks and thrifts. The Company assesses impairment for these securities using a cash flow model. The key assumptions include default probabilities of the underlying collateral and recoveries on collateral defaults. Based upon the Company’s assessment of the expected credit losses for these securities, and given the performance of the underlying collateral compared to the Company’s credit enhancement, the Company expects to recover the remaining amortized cost basis of these securities.

Individual issuer trust preferred securities

The unrealized losses associated with individual issuer trust preferred securities are primarily related to securities backed by individual issuer community banks. For individual issuers, management evaluates the financial performance of the issuer on a quarterly basis to determine if it is probable that the issuer can make all contractual principal and interest payments. Based upon its evaluation, the Company expects to recover the entire amortized cost basis of these securities.

Corporate debt securities

The unrealized losses associated with corporate debt securities are primarily related to securities backed by an individual issuer community bank. The Company evaluates the financial performance of the issuer on a quarterly basis to determine if it is probable that the issuer can make all contractual principal and interest payments. Based upon its evaluation, the Company expects to recover the entire amortized cost basis of these securities.

Cost-method investments

At June 30, 2009, cost-method investments with an aggregate cost of $6.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

The carrying values of the Company’s investment securities could decline in the future if the underlying performance of the collateral for pooled trust preferred securities, the financial condition of individual issuers of trust preferred securities, or other securities deteriorate and the Company determines it is probable that it will not recover the entire amortized cost basis for the security. As a result, there is a risk that significant other-than-temporary impairment charges may occur in the future given the current economic environment.

The table below shows the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at June 30, 2009 and December 31, 2008, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of June 30, 2009

				Unrealized losses			Life-to-date Impairment Charges
	Credit Rating			Less than	12 months
(Dollars in thousands)	Moody’s	Fitch	Fair value	12 months	or longer	Total

Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	B	$240	$1,160	—	1,160	$600
U.S. Capital Funding IV, Ltd. (b)	Ca	CC	125	475	—	475	1,900

Total pooled			365	1,635	—	1,635	2,500
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	135	—	315	315	—
Main Street Bank Statutory Trust I (d)	n/a	n/a	225	275	—	275	—
MNB Capital Trust I	n/a	n/a	125	—	375	375	—
PrimeSouth Capital Trust I	n/a	n/a	50	—	450	450	—
TCB Trust	n/a	n/a	287	—	213	213	—
United Community Capital Trust	n/a	n/a	450	550	—	550	—

Total individual issuer			1,272	825	1,353	2,178	—

Total trust preferred securities			$1,637	$2,460	1,353	3,813	$2,500

n/a - not applicable, securities not rated.

(a) Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(b) Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(c) 144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(d) Issuer acquired by BB&T Corporation.

Trust Preferred Securities as of December 31, 2008

				Unrealized losses			Life-to-date Impairment Charges
	Credit Rating			Less than	12 months
(Dollars in thousands)	Moody’s	Fitch	Fair value	12 months	or longer	Total

Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Aa2	AA	$740	$1,260	—	1,260	$—
U.S. Capital Funding IV, Ltd. (b)	Caa3	A-	975	—	—	—	1,525

Total pooled			1,715	1,260	—	1,260	1,525
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	329	121	—	121	—
Community Financial Services Trust II (d)	n/a	n/a	272	228	—	228	—
Community Financial Services Trust IV (d)	n/a	n/a	492	433	—	433	—
Crescent Capital Trust II	n/a	n/a	272	—	178	178	—
Main Street Bank Statutory Trust I (e)	n/a	n/a	422	78	—	78	—
MNB Capital Trust I	n/a	n/a	408	92	—	92	—
PrimeSouth Capital Trust I	n/a	n/a	366	—	134	134	—
TCB Trust	n/a	n/a	397	—	103	103	—
United Community Capital Trust	n/a	n/a	601	399	—	399	—

Total individual issuer			3,559	1,351	415	1,766	—

Total trust preferred securities			$5,274	$2,611	415	3,026	$1,525

n/a - not applicable, securities not rated.

(a) Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(b) Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(c) 144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(d) Community Financial Services now known as Silverton.

(e) Issuer acquired by BB&T Corporation.

For pooled trust preferred securities, the Company estimated expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider default probabilities derived from issuer credit ratings for the underlying collateral). The probability-weighted expected future cash flows of the security are then discounted at the interest rate used to recognize income on the security to arrive at a present value amount.

Subordination is defined as the amount of performing collateral that is in excess of what is needed to payoff a specified class of securities and all classes senior to the specified class. Performing collateral is defined as total collateral minus all collateral that is currently deferring or and all collateral that is currently in default. This definition assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, or the bonds could recover a higher percentage upon default than zero. Subordination, as defined previously, does not consider any excess interest spread that is built into the structure of the security, which provides a source of repayment for the bonds in addition to subordination.

The table below provides a detail of subordination levels for the Company’s pooled trust preferred securities at June 30, 2009 and December 31, 2008.

(Dollars in thousands)	June 30, 2009	December 31, 2008

ALESCO Preferred Funding XVII, Ltd. - Class B notes
Subordination level	$78,516	$115,874
Subordination as a % of performing collateral	23.95%	31.58%

There was no excess subordination for U.S. Capital Funding IV, Ltd., B-2 notes at June 30, 2009 and December 31, 2008, respectively.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairment recognized in earnings for the six months ended June 30, 2009 for credit-impaired debt securities is presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security or the security matures. Changes in the credit loss component of credit-impaired debt securities were:

	June 30, 2009
(Dollars in thousands)	Quarter ended	Six months ended

Balance, beginning of period	$1,688	$—
Additions:
Initial credit impairments	975	2,663
Subsequent credit impairments	142	142
Reductions:
Securities sold	—	—
Due to change in intent to sell or requirement to sell	—	—
Increases in expected cash flows	—	—

Balance, end of period	$2,805	$2,805

Other-Than-Temporary Impairment

The following table presents details of other-than-temporary impairment related to securities, including equity securities carried at cost, for the quarter and six months ended June 30, 2009.

	June 30, 2009
(Dollars in thousands)	Quarter ended	Six months ended

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$975	$975
Individual issuer trust preferred securities	142	1,830

Total debt securities	1,117	2,805
Cost-method investments	665	1,980

Total other-than-temporary impairment charges	$1,782	$4,785

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$1,117	$2,805
Securities with intent to sell	—	—
Recorded directly to other comprehensive income for non-credit related impairment	1,635	1,635

Total other-than-temporary impairment on debt securities	$2,752	$4,440

Securities that were determined to be credit impaired during the current quarter as opposed to prior quarters, in general have experienced further degradation in cash flows primarily due to higher forecasted defaults for the underlying collateral.

Realized Gains and Losses

The following table presents the gross realized gains and losses on securities, including cost-method investments. Realized losses include other-than-temporary impairment charges.

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2009	2008	2009	2008

Gross realized gains	$1,057	$52	$1,937	$95
Gross realized losses	(1,815)	—	(4,818)	—

Net realized gains (losses)	$(758)	$52	$(2,881)	$95

NOTE 5: FAIR VALUE DISCLOSURES

“Fair value” is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Securities – Securities available-for-sale are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly-liquid government securities such as U.S. Treasuries and exchange-traded equity securities.

When instruments are traded in secondary markets and quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. Securities measured with these valuation techniques are generally classified within Level 2 of the valuation hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using inputs observable in the market where available. Examples include U.S. government agency securities and residential mortgage-backed securities.

Security fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified within Level 3 of the valuation hierarchy. Such measurements include securities valued using models or a combination of valuation techniques such as weighting of models and vendor or broker pricing, where the unobservable inputs are significant to the overall fair value measurement. Securities classified as Level 3 include pooled and individual issuer trust preferred securities.

Loans held for sale – Loans held for sale are carried at the lower of cost or estimated fair value and are subjected to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of the current market value of similar loans. All of the Company’s loans held for sale are classified within Level 2 of the valuation hierarchy.

Loans, net — Loans considered impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. All of the Company’s impaired loans are classified within Level 3 of the valuation hierarchy.

Other real estate — Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, are adjusted to fair value less costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. All of the Company’s other real estate is classified within Level 3 of the valuation hierarchy.

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at June 30, 2009 and December 31, 2008, respectively. The Company classified these assets within Level 2 of the valuation hierarchy.

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at June 30, 2009 and December 31, 2008, respectively. The Company classified these assets within Level 2 of the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, respectively, by caption, on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2009:
Securities available-for-sale	$349,472	—	347,790	1,682
Other assets	1,075	—	1,075	—

Total assets at fair value	$350,547	—	348,865	1,682

Other liabilities	$1,075	—	1,075	—

Total liabilities at fair value	$1,075	—	1,075	—

December 31, 2008:
Securities available-for-sale	$302,656	—	293,951	8,705
Other assets	1,580	—	1,580	—

Total assets at fair value	$304,236	—	295,531	8,705

Other liabilities	$1,580	—	1,580	—

Total liabilities at fair value	$1,580	—	1,580	—

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for financial assets recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

(Dollars in thousands)	Six months ended June 30, 2009

Beginning balance	$8,705
Total realized and unrealized gains and (losses):	—
Included in net earnings	(3,328)
Included in other comprehensive income	(1,082)
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3	(2,613)

Ending balance	$1,682

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008, respectively, by caption, on the consolidated balance sheets and by SFAS No. 157 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2009:
Loans held for sale	$6,162	—	6,162	—
Loans, net (1)	2,884	—	—	2,884
Other real estate	5,149	—	—	5,149

Total assets at fair value	$14,195	—	6,162	8,033

December 31, 2008:
Loans held for sale	$3,819	—	3,819	—
Loans, net (1)	4,329	—	—	4,329
Other real estate	324	—	—	324

Total assets at fair value	$8,472	—	3,819	4,653

(1) Loans considered impaired under SFAS No. 114.

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities

Fair value measurement is based upon quoted prices if available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. See Note 5 for additional disclosure related to fair value measurements for securities.

Loans held for sale

Loans held for sale are carried at the lower of cost or estimated fair value and are subjected to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of the current market value of similar loans.

Loans, net

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

Deposits

Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings and certain types of money market accounts, is equal to the amount payable on demand at the reporting date (i.e., their carrying amount). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

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

Derivative Instruments

The Company enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. The carrying amounts of these derivative instruments represent their fair value. Generally, the fair value of these instruments is based on an observable market price.

Off-balance sheet Instruments

The fair values of the Company’s off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that the estimated fair value of commitments to extend credit approximates the carrying amount and is immaterial to the financial statements.

The carrying value and related estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are presented below.

	June 30, 2009		December 31, 2008

(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial Assets:
Cash and cash equivalents	$30,857	$30,857	$36,433	$36,433
Securities	349,472	349,472	302,656	302,656
Loans held for sale	6,126	6,126	3,819	3,819
Loans, net	368,575	369,328	364,764	366,994
Derivative Assets	1,075	1,075	1,580	1,580
Financial Liabilities:
Deposits	$616,442	$619,976	$550,843	$557,452
Short-term borrowings	9,541	9,541	10,910	10,910
Long-term debt	118,358	123,835	123,368	134,110
Derivative Liabilities	1,075	1,075	1,580	1,580

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2009 the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the six months ended June 30, 2009 is presented below.

		Other Assets	Other Liabilities	Other noninterest income

(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)

Interest rate swap agreements:
Pay fixed / receive variable	$6,592	$—	$1,075	$505
Pay variable / receive fixed	6,592	1,075	—	(505)

Total interest rate swap agreements	$13,184	$1,075	$1,075	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements and related notes for the quarter and six months ended June 30, 2009 and 2008, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2008 and our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

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

Summary of Results of Operations

	Quarter ended June 30		Six months ended June 30

(Dollars in thousands, except per share amounts)	2009	2008	2009	2008

Net interest income (a)	$4,923	$4,813	$9,807	$9,455
Less: tax-equivalent adjustment	404	341	763	662

Net interest income (GAAP)	4,519	4,472	9,044	8,793
Noninterest income	1,263	1,316	1,174	2,689

Total revenue	5,782	5,788	10,218	11,482
Provision for loan losses	700	180	1,250	240
Noninterest expense	3,924	3,105	7,477	6,254
Income tax expense	226	636	313	1,270

Net earnings	$932	$1,867	$1,178	$3,718

Basic and diluted earnings per share	$0.25	$0.51	$0.32	$1.01

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $1.2 million for the first six months of 2009 compared to $3.7 million for the first six months of 2008. Basic and diluted earnings per share were $0.32 per share for the first six months of 2009 compared to $1.01 per share for the first six months of 2008.

Net interest income (tax-equivalent) was approximately $9.8 million for the first six months of 2009, compared to $9.5 million from the first six months of 2008. Average loans were up to $373.6 million in the first six months of 2009, an increase of $38.9 million, or 12%, from the first six months of 2008. Average deposits were up to $596.2 million in the first six months of 2009, an increase of $76.0 million, or 15%, from the first six months of 2008.

Although the Company’s annualized net charge-off ratio increased to 0.54% in the first six months of 2009 from 0.18% in the first six months of 2008, the Company’s credit quality continues to compare favorably to industry peers. Nonperforming assets increased on a linked-quarter basis. Nonperforming assets were 1.53% of total loans and foreclosed properties at June 30, 2009, compared to 1.24% at March 31, 2009. The provision for loan losses increased to $1,250,000 in the first six months of 2009 compared with $240,000 in the first six months of 2008. The increase in provision for loan losses reflects the credit risk associated with loan portfolio growth and an increase in net charge-offs.

Noninterest income decreased by approximately $1.5 million in the first six months of 2009 compared to the same period in 2008. The primary reason for the decrease was a net securities loss of $2.9 million, offset by an increase in mortgage lending income of $1.7 million.

Primarily as a result of the FDIC assessments and salaries and benefits expense, noninterest expense for the first six months of 2009 increased 20% from approximately $6.3 million in the first six months of 2008.

In the first six months of 2009, the Company paid cash dividends of $1.4 million, or $0.38 per share. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a Tier 1 capital ratio of 13.81% and a leverage ratio of 7.89% at June 30, 2009.

In the second quarter of 2009, net earnings were $0.9 million, or $0.25 per share, compared to $1.9 million, or $0.51 per share, for the second quarter of 2008. Total revenue was $5.8 million for the second quarter of 2009 and 2008, respectively. The provision for loan losses increased to $700 thousand in the second quarter of 2009 compared with $180 thousand in the second quarter of 2008. The increase in the provision for loan losses reflects the credit risk associated with loan portfolio growth and an increase in net charge-offs. In addition, noninterest expense was approximately $3.9 million in the second quarter of 2009, including the impact of a $0.4 million special FDIC assessment.

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

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six months ended June 30
	2009		2008
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$378,365	5.74%	$337,340	6.79%
Securities - taxable	275,937	4.57%	262,943	5.07%
Securities - tax-exempt	69,906	6.47%	61,214	6.41%

Total securities	345,843	4.95%	324,157	5.32%
Federal funds sold	12,607	0.22%	4,825	2.21%
Interest bearing bank deposits	1,423	0.14%	605	3.66%

Total interest-earning assets	$738,238	5.27%	$666,927	6.04%

Deposits:
NOW	$89,290	1.02%	$75,944	2.13%
Savings and money market	92,121	1.21%	115,918	1.97%
Certificates of deposits less than $100,000	145,607	3.16%	96,966	4.85%
Certificates of deposits and other time deposits of $100,000 or more	191,954	3.93%	160,108	4.54%

Total interest-bearing deposits	518,972	2.73%	448,936	3.54%
Short-term borrowings	12,277	0.51%	11,902	2.36%
Long-term debt	122,174	3.99%	119,979	4.24%

Total interest-bearing liabilities	$653,423	2.93%	$580,817	3.66%

Net interest income and margin	$9,807	2.68%	$9,455	2.86%

Net Interest Income and Margin

Tax-equivalent net interest income increased 4% in the first six months of 2009 from the first six months of 2008 as a result of balance sheet growth. Net interest margin was 2.68% for the first six months of 2009, compared to 2.86% for the first six months of 2008.

The tax-equivalent yield on total interest earning assets decreased 77 basis points in the first six months of 2009 from the first six months of 2008, to 5.27%. This decrease was comprised of a 105 basis point decrease in the yield on loans and loans held for sale to 5.74% and a 37 basis point decrease in the tax-equivalent yield on total securities to 4.95%.

The cost of total interest-bearing liabilities decreased 73 basis points in the first six months of 2009 from the first six months of 2008, to 2.93%. This decrease was comprised of an 81 basis point decrease in the cost of total interest-bearing deposits to 2.73%, a 185 basis point decrease in the cost of short-term borrowings to 0.51%, and a 25 basis point decrease in the cost of long-term debt to 3.99%. The average federal funds rate during the first six months of 2009 was 245 basis points lower than the average for the same period in 2008.

Noninterest Income

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2009	2008	2009	2008

Service charges on deposit accounts	$302	$297	$605	$608
Mortgage lending income	1,310	426	2,640	896
Bank-owned life insurance	110	116	208	238
Securities gains, net	(758)	52	(2,881)	95
Other	299	425	602	852

Total noninterest income	$1,263	$1,316	$1,174	$2,689

The major components of noninterest income are service charges on deposit accounts, mortgage lending income, income from bank-owned life insurance, securities gains (losses), net, and other noninterest income.

Noninterest income decreased by approximately $1.5 million in the first six months of 2009 compared to the same period in 2008. The primary reason for the decrease was a net securities loss of $2.9 million, offset by an increase in mortgage lending income of $1.7 million. The net loss on securities was attributable to other-than-temporary impairment charges of $4.8 million, offset by $1.9 million of gross gains on the sale of securities. Mortgage lending income typically fluctuates as mortgage interest rates change and is primarily attributable to increased volume in the origination and sale of new mortgage loans.

Noninterest income decreased 4%, or $53 thousand, in the second quarter of 2009 compared to the same period in 2008 due to the same factors described above.

Noninterest Expense

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2009	2008	2009	2008

Salaries and benefits	$1,974	$1,721	$4,023	$3,574
Net occupancy and equipment	395	327	739	633
Professional fees	174	158	335	316
Other	1,381	899	2,380	1,731

Total noninterest expense	$3,924	$3,105	$7,477	$6,254

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense was approximately $7.5 million in the first six months of 2009, including the impact of a $0.4 million special FDIC assessment. This assessment was in addition to the increase in the Company’s recurring FDIC insurance premium that began in the first quarter of 2009. Primarily as a result of the FDIC assessments and salaries and benefits expense, noninterest expense for the first six months of 2009 increased 20% from approximately $6.3 million in the first six months of 2008. Salaries and benefits expense increased primarily due to commissions paid to our mortgage originators as a result of increased origination volume.

Noninterest expense increased 26%, or $0.8 million, in the second quarter of 2009 compared to the same period in 2008 due to the same factors described above.

Income Tax Expense

The Company recognized income tax expense of $313 thousand in the first six months of 2009, compared to income tax expense of $1.3 million in the first six months of 2008. The decrease in income tax expense is largely due to a decrease in pre-tax earnings during the first six months of 2009. The Company’s effective tax rate for the first six months of 2009 was 20.99%, compared to an effective tax rate of 25.46% for the first six months of 2008. The Company’s effective tax rate for the first six months of 2009 was also impacted by the recognition of a valuation allowance related to a capital loss for income tax purposes on the Company’s investment in the common stock of Silverton Financial Services, Inc, the parent company of Silverton Bank, which failed. The valuation allowance reduced the deferred tax asset created by the write-off of the investment’s carrying value to an amount management believes will more-likely-than-not be realized.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $349.5 million and $302.7 million as of June 30, 2009 and December 31, 2008, respectively. The net unrealized loss on securities available-for-sale was $5.2 million at June 30, 2009 compared to a net unrealized gain of $1.0 million at December 31, 2008. Decreases in the fair value of securities available-for-sale during the first six months of 2009 were primarily driven by changes in interest rates and changes in the values of trust preferred securities.

The average yields earned on total securities were 4.95% in the first six months of 2009 and 5.32% in the first six months of 2008.

Loans

	2009		2008
(In thousands)	Second Quarter(1)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial, financial and agricultural	$52,106	$52,147	$53,542	$50,743	$51,380
Leases - commercial	291	316	341	374	431
Construction and land development	53,304	70,828	67,420	67,520	65,792
Real estate - mortgage:
Commercial	147,843	137,253	132,818	123,367	115,746
Residential	108,576	103,004	102,835	100,540	98,752
Consumer installment	11,330	10,887	12,463	12,663	13,491

Total loans	373,450	374,435	369,419	355,207	345,592
Less: unearned income	(229)	(250)	(257)	(299)	(284)

Loans, net of unearned income	$373,221	$374,185	$369,162	$354,908	$345,308

(1)

In order for the loan categories presented above and in “Table 6 – Loan Portfolio Composition” to be consistent with the loan categories presented in “Table 8 – Allocation of Allowance for Loan Losses”, the Company reclassified certain loan amounts reported in prior periods to conform to the current-period presentation.

Total loans, net of unearned income, were $373.2 million as of June 30, 2009, an increase of $4.1 million, or 1%, from $369.2 million at December 31, 2008. The increase in loans, net of unearned income, is primarily due to growth in commercial real estate mortgage loans and residential real estate mortgage loans of $15.0 million and $5.7 million, respectively, offset by a decrease in construction and land development loans of $14.0 million.

Four loan categories represented the majority of the loan portfolio as of June 30, 2009. Commercial real estate mortgage loans represented 40%, residential real estate mortgage loans represented 29%, construction and land development loans represented 14% and commercial, financial and agricultural loans represented 14% of the Company’s total loans at June 30, 2009.

Purchased loan participations included in the Company’s loan portfolio were approximately $6.8 million and $10.7 million as of June 30, 2009 and December 31, 2008, respectively. All purchased loan participations are underwritten by the Company and independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures as described in “CRITICAL ACCOUNTING POLICIES” on pages 30-31 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The average yield earned on loans and loans held for sale was 5.74% in the first six months of 2009 and 6.79% in the first six months of 2008.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the probable losses in the loan portfolio. As of June 30, 2009 and December 31, 2008, respectively, the allowance for loan losses was $4.6 million and $4.4 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES” on pages 30 – 31 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

A summary of the changes in the allowance for loan losses during the second quarter of 2009 and the previous four quarters are presented below.

	2009		2008
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
(Dollars in thousands)

Balance at beginning of period	$4,532	$4,398	$4,226	$4,049	$4,074
Charge-offs	(626)	(441)	(88)	(238)	(240)
Recoveries	40	25	10	35	35

Net (charge-offs) recoveries	(586)	(416)	(78)	(203)	(205)
Provision for loan losses	700	550	250	380	180

Ending balance	$4,646	$4,532	$4,398	$4,226	$4,049

As noted in our critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.24% at June 30, 2009, compared to 1.19% at December 31, 2008. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

At June 30, 2009 and December 31, 2008, the Company’s recorded investment in loans considered impaired was $2.9 and $4.3 million, respectively. No specific allowance was established for impaired loans at June 30, 2009 and December 31, 2008, respectively, because the fair value of the collateral less estimated selling costs was greater than the Company’s recorded investment in the impaired loans.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $1,250,000 and $240,000 for the six months ended June 30, 2009 and 2008, respectively.

Based upon its evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2009. Increased charge-offs in the first six months of 2009 compared to the first six months of 2008 and loan portfolio growth were the primary reasons for the increased provision expense.

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

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2009, the Company had $645 thousand in loans on nonaccrual, compared to $4.4 million at December 31, 2008. The primary reason for the decrease in loans on nonaccrual relates to a loan participation purchased from Silverton Bank. Subsequent to foreclosure, the Company transferred the carrying balance of its investment in the purchased participation loan, approximately $4.3 million, to other real estate.

The Company owned $5.1 million in other real estate, which we had acquired from borrowers at June 30, 2009, compared to $324 thousand at December 31, 2008. The increase in other real estate primarily relates to the corresponding decrease in nonaccrual loans described above.

The Company had $28 thousand in loans 90 days past due and still accruing interest at June 30, 2009 compared to $104 thousand at December 31, 2008. At June 30, 2009 and at December 31, 2008, no loans were deemed to be restructured loans.

The table below provides information concerning nonperforming assets and certain asset quality ratios.

	2009		2008
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Nonperforming assets:
Nonaccrual loans	$645	4,537	4,431	4,721	4,926
Other nonperforming assets (primarily other real estate owned)	5,149	113	324	594	422

Total nonperforming assets	$5,794	4,650	4,755	5,315	5,348

as a % of loans and foreclosed properties	1.53%	1.24	1.29	1.50	1.55
as a % of total assets	0.72%	0.58	0.64	0.72	0.73
Nonaccrual loans as a % of loans	0.17%	1.21	1.20	1.33	1.43
Accruing loans 90 days or more past due	$28	56	104	—	—

Potential problem assets, which are not included in nonperforming assets, amounted to $11.8 million, or 3.2% of total loans outstanding, net of unearned income at June 30, 2009, compared to $3.9 million, or 1.1% of total loans outstanding, net of unearned income at December 31, 2008. Potential problem assets represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Continued weakness in the economy could adversely affect the Company’s volume of potential problem and nonperforming assets.

Deposits

Total deposits were $616.4 million and $550.8 million at June 30, 2009 and December 31, 2008, respectively. NOW accounts increased $15.4 million, or 29%, savings and money market accounts increased $10.0 million, or 13%, CDs and other time deposits less than $100,000 increased $11.9 million, or 12%, and CDs and other time deposits of $100,000 or more increased $22.8 million, or 18%, respectively, from December 31, 2008.

The average rate paid on total interest-bearing deposits was 2.73% in the first six months of 2009 and 3.54% in the first six months of 2008, which reflects declines in market interest rates.

Noninterest bearing deposits were 13% and 14% of total deposits at June 30, 2009 and December 31, 2008, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $30.0 million with none outstanding at June 30, 2009, compared to $44.0 million with none outstanding at December 31, 2008. The decrease in federal funds lines is primarily due to the discontinuance of a $16.0 million federal funds line provided by Silverton Bank, which failed. Since June 30, 2009, the Company has increased the amount of federal funds lines available to $34.0 million and is in the process of obtaining additional federal funds lines. Securities sold under agreements to repurchase totaled $9.5 million at June 30, 2009, compared to $10.9 million at December 31, 2008.

The average rate paid on short-term borrowings was 0.51% in the first six months of 2009 and 2.36% in the first six months of 2008.

Long-term debt included FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $86.1 and 91.2 million in long-term FHLB advances at June 30, 2009 and December 31, 2008, respectively. The Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at June 30, 2009 and December 31, 2008, respectively.

The average rate paid on long-term debt was 3.99% in the first six months of 2009 and 4.24% in the first six months of 2008.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $52.9 million and $57.1 million as of June 30, 2009 and December 31, 2008, respectively. The decrease from December 31, 2008 is primarily driven by an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale of $3.9 million and cash dividends paid of approximately $1.4 million, offset by net earnings of $1.2 million.

The Company’s Tier 1 leverage ratio was 7.89%, Tier 1 risk-based capital ratio was 13.81% and Total risk-based capital ratio was 14.82% at June 30, 2009. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at June 30, 2009.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at June 30, 2009.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2009 and December 31, 2008, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of June 30, 2009, the Bank had an available line of credit with the FHLB totaling $239.5 million with $86.1 million outstanding. As of June 30, 2009, the Bank also had $30.0 million of federal funds lines with none outstanding. Since June 30, 2009, the Company has increased the amount of federal funds lines available to $34.0 million and is in the process of obtaining additional federal funds lines. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2009, the Bank had outstanding standby letters of credit of $8.2 million and unfunded loan commitments outstanding of $42.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2009, the Company adopted the following new accounting pronouncements:

•	Statement of Financial Accounting Standards (“SFAS”) No. 141R (revised 2007), “Business Combinations”;
•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”;
•	Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”;
•

FASB Staff Position (“FSP”) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”; and

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.

In the second quarter of 2009, the Company adopted the following new accounting pronouncements:

•	FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments”; and
•	SFAS No. 165, “Subsequent Events”.

In addition, the following accounting pronouncements were issued by the FASB, but are not yet effective:

•	SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”;
•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”; and
•	SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”.

Each of these pronouncements is described in more detail below.

SFAS No. 141R clarifies the definitions of both a business combination and a business. All business combinations will be accounted for under the acquisition method (previously referred to as the purchase method). This standard defines the acquisition date as the only relevant date for recognition and measurement of the fair value of consideration paid. SFAS No. 141R requires the acquirer to expense all acquisition related costs. SFAS No. 141R will also require acquired loans to be recorded net of the allowance for loan losses on the date of acquisition. SFAS No. 141R defines the measurement period as the time after the acquisition date during which the acquirer may make adjustments to the “provisional” amounts recognized at the acquisition date. This period cannot exceed one year, and any subsequent adjustments made to provisional amounts are done retrospectively and restate prior period data. Adoption of SFAS No. 141R in the first quarter of 2009 did not have a significant impact on the consolidated financial statements of the Company.

SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside of equity. Disclosure requirements include net income and comprehensive income to be displayed for both the controlling and noncontrolling interests and a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest. Adoption of SFAS No. 160 in the first quarter of 209 did not have a significant impact on the consolidated financial statements of the Company.

SFAS No. 161, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedge items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of the derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. Adoption of SFAS No. 161 in the first quarter of 2009 impacted disclosures only and did not have a significant impact on the consolidated financial statements of the Company.

FSP FAS 157-4 provides factors that an entity should consider when determining whether a market for an asset is not active. If after evaluating the relevant factors, the evidence indicates that a market is not active, FSP FAS 157-4 provides an additional list of factors that an entity must consider when determining whether events and circumstances indicate that a transaction which occurred in such inactive market is orderly. FSP FAS 157-4 requires that entities place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly when determining the fair value of an asset or liability under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). FSP FAS 157-4 requires enhanced disclosures, including disclosure of a change in valuation technique which results from its application and disclosure of fair value measurements for debt and equity securities by major security types. The provisions of this FSP were effective in the second quarter of 2009; however, as permitted under the pronouncement, the Company early adopted in the first quarter of 2009 and the effects of adoption were not significant.

FSP FAS 115-2 replaces the “intent and ability to hold to recovery” indicator of other-than-temporary impairment in FASB Staff Position No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1) for debt securities. FSP FAS 115-2 specifies that for a debt security not to be considered other-than-temporarily impaired, an entity’s management must assert that it does not intend to sell the security and that it is not more-likely-than-not that the entity will have to sell the security prior to recovery of its cost basis. FSP FAS 115-2 requires that for impaired held-to-maturity and available-for-sale debt securities that an entity does not intend to sell and that it is not more-likely-than-not that it will have to sell prior to recovery but for which credit losses exist, the other-than-temporary impairment should be separated between the total impairment related to credit losses, which should be recognized in current earnings, and the amount of impairment related to all other factors, which should be recognized in other comprehensive income. FSP FAS 115-2 discusses the proper interaction of its guidance with other authoritative guidance, including FSP FAS 115-1, which provide additional factors that must be considered in an other-than-temporary impairment analysis. FSP FAS 115-2 also provides that in periods in which other-than-temporary impairments are recognized, the total impairment must be presented in the investor’s income statement with an offset for the amount of total impairment that is recognized in other comprehensive income. FSP FAS 115-2 requires additional disclosures including a rollforward of amounts recognized in earnings for debt securities for which an other-than-temporary impairment has been recognized and the noncredit portion of the other-than-temporary impairment that has been recognized in other comprehensive income. The provisions of this FSP were effective in the second quarter of 2009; however, as permitted under the pronouncement, the Company early adopted in the first quarter of 2009. No adjustment was made to the beginning balance of retained earnings. For more information on the effects of adoption, see Note 4 for additional disclosures included in accordance with FSP FAS 115-2 and 124-2.

FSP FAS 107-1 and APB Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The FSP was effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted this FSP in the second quarter of 2009. The adoption of FSP FAS 107-1 has impacted disclosures only and has not had an impact on the financial position or results of operations of the Company. See Note 6 for additional disclosures included in accordance with FSP FAS 107-1.

SFAS No. 165, “Subsequent Events”, establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for periods ending after June 15, 2009. Accordingly, the Company adopted this standard in the second quarter of 2009 and has evaluated any subsequent events through the date of this filing. The Company does not believe there are any material subsequent events which would require further disclosure. Adoption of SFAS No. 165 did not have a significant impact on the consolidated financial statements of the Company. See Note 1 (Summary of Significant Accounting Policies) in this report for the Company’s discussion of subsequent events.

In June 2009, SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was issued. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating this Statement and its effect on the consolidated financial statements of the Company.

In June 2009, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued. SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating this Statement and its effect on the consolidated financial statements of the Company.

In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” was issued. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Committee (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 will change our disclosures as references to existing accounting literature will be updated to reflect the Codification. However, the adoption of FAS 168 will not affect our consolidated financial statements.

Table 1 - Explanation of Non-GAAP Financial Measures

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

Reconciliation of GAAP to non-GAAP Measures (unaudited):

	2009		2008
(Dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Net earnings, as reported (GAAP)	$932	246	947	1,972	1,867
Non-operating items (net of 37% tax):
Securities losses (gains), net (a)	724	1,597	796	—	(33)
Gain on sale of premises and equipment	—	—	—	(675)	—
Correction of prior period accounting error	—	—	—	285	—
Operating net earnings	$1,656	1,843	1,743	1,582	1,834

Noninterest income (loss), as reported (GAAP)	$1263	(89)	(224)	1,737	1,316
Non-operating items:
Securities losses (gains), net	758	2,123	1,263	—	(52)
Gain on sale of premises and equipment	—	—	—	(1,071)	—
Correction of prior period accounting error	—	—	—	452	—
Operating noninterest income	$2,021	2,034	1,039	1,118	1,264

Total Revenue, as reported (GAAP)	$5,782	4,436	4,260	6,330	5,788
Tax-equivalent adjustment	404	359	353	346	341
Non-operating items:
Securities losses (gains), net	758	2,123	1,263	—	(52)
Gain on sale of premises and equipment	—	—	—	(1,071)	—
Correction of prior period accounting error	—	—	—	452	—
Total Operating Revenue (tax-equivalent)	$6,944	6,918	5,876	6,057	6,077

Net interest income, as reported (GAAP)	$4,519	4,525	4,484	4,593	4,472
Tax-equivalent adjustment	404	359	353	346	341
Net interest income (tax-equivalent)	$4,923	4,884	4,837	4,939	4,813

(a) Any losses for which no tax benefit is recorded are included at the gross amount.

Reconciliation of GAAP to non-GAAP Measures (unaudited):

	Six months ended June 30
(Dollars in thousands, except per share amounts)	2009	2008

Net earnings, as reported (GAAP)	$1,178	3,718
Non-operating items (net of 37% tax):
Securities losses (gains), net (a)	2,321	(60)
Gain on sale of premises and equipment	—	—
Correction of prior period accounting error	—	—

Operating net earnings	$3,499	3,658

Noninterest income (loss), as reported (GAAP)	$1,174	2,689
Non-operating items:
Securities losses (gains), net	2,881	(95)
Gain on sale of premises and equipment	—	—
Correction of prior period accounting error	—	—

Operating noninterest income	$4,055	2,594

Total Revenue, as reported (GAAP)	$10,218	11,482
Tax-equivalent adjustment	763	662
Non-operating items:
Securities losses (gains), net	2,881	(95)
Gain on sale of premises and equipment	—	—
Correction of prior period accounting error	—	—

Total Operating Revenue (tax-equivalent)	$13,862	12,049

Net interest income, as reported (GAAP)	$9,044	8,793
Tax-equivalent adjustment	763	662

Net interest income (tax-equivalent)	$9,807	9,455

(a) Any losses for which no tax benefit is recorded are included at the gross amount.

Table 2 - Selected Quarterly Financial Data

2009	2008
(Dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Results of Operations
Net interest income (a)	$4,923	4,884	4,837	4,939	4,813
Less: tax-equivalent adjustment	404	359	353	346	341

Net interest income (GAAP)	4,519	4,525	4,484	4,593	4,472
Noninterest income (loss)	1,263	(89)	(224)	1,737	1,316

Total Revenue	5,782	4,436	4,260	6,330	5,788
Provision for loan losses	700	550	250	380	180
Noninterest expense	3,924	3,553	2,992	3,296	3,105
Income tax expense	226	87	71	682	636

Net earnings	$932	246	947	1,972	1,867

Per share data:
Basic and diluted net earnings
GAAP	$0.25	0.07	0.26	0.54	0.51
Operating (b)	0.45	0.51	0.48	0.43	0.50
Cash dividends declared	0.190	0.190	0.185	0.185	0.185
Weighted average shares outstanding:
Basic and diluted	3,644,491	3,646,827	3,658,193	3,677,509	3,680,144
Shares outstanding, at period end	3,644,097	3,644,957	3,646,947	3,676,836	3,677,823
Book value	$14.53	15.14	15.66	14.09	14.51
Common stock price
High	$30.00	26.40	23.97	25.00	23.71
Low	21.75	18.07	19.06	22.10	21.50
Period end:	28.50	21.00	20.10	24.00	22.10
To earnings ratio	25.22	x	15.22	11.10	11.82	11.28
To book value	196%	139	128	170	152
Performance ratios:
Return on average equity
GAAP	6.63%	1.70	7.25	14.42	13.09
Operating (b)	11.77%	12.70	13.34	11.56	12.86
Return on average assets
GAAP	0.46%	0.13	0.52	1.09	1.02
Operating (b)	0.82%	0.95	0.96	0.88	1.00
Dividend payout ratio	76.00%	271.43	71.15	34.26	36.27
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.24%	1.21	1.19	1.19	1.17
Nonperforming assets	80%	97	92	80	76
Nonperforming assets as a % of:
Loans and foreclosed properties	1.53%	1.24	1.29	1.50	1.55
Total assets	0.72%	0.58	0.64	0.72	0.73
Nonaccrual loans as a % of total loans	0.17%	1.21	1.20	1.33	1.43
Net charge-offs as a % of average loans	0.63%	0.45	0.09	0.23	0.24
Capital Adequacy:
Tier 1 risk-based capital ratio	13.81%	13.76	14.23	14.54	14.59
Total risk-based capital ratio	14.82%	14.74	15.22	15.50	15.53
Tier 1 Leverage Ratio	7.89%	8.10	8.75	8.87	8.67
Other financial data:
Net interest margin (a)	2.64%	2.72	2.84	2.91	2.85
Effective income tax rate	19.52%	26.13	6.97	25.70	25.41
Efficiency ratio
GAAP	67.87%	80.09	70.23	52.07	53.65
Operating (b)	56.51%	51.36	50.92	54.42	51.09
Selected average balances:
Securities	$353,168	338,435	313,227	322,369	330,020
Loans, net of unearned income	374,465	372,702	360,822	348,093	339,430
Total assets	803,903	779,295	727,417	722,303	732,899
Total deposits	611,224	580,921	525,617	514,840	528,799
Long-term debt	120,997	123,365	126,499	125,906	123,378
Total stockholders’ equity	56,265	58,051	52,250	54,720	57,062
Selected period end balances:
Securities	$349,472	358,425	302,656	316,148	323,706
Loans, net of unearned income	373,221	374,185	369,162	354,908	345,308
Allowance for loan losses	4,646	4,532	4,398	4,226	4,049
Total assets	800,910	802,450	745,970	734,989	731,306
Total deposits	616,442	609,206	550,843	525,353	540,492
Long-term debt	118,358	123,363	123,368	128,372	123,381
Total stockholders’ equity	52,948	55,180	57,128	51,810	53,352

*Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation.

(a) Tax-equivalent. See “Explanation of Non-GAAP Financial Measures.”

(b) Operating measures. See “Explanation of Non-GAAP Financial Measures.”

Table 3 - Selected Financial Data

Six months ended June 30
(Dollars in thousands, except per share amounts)	2009	2008

Results of Operations
Net interest income (a)	$9,807	9,455
Less: tax-equivalent adjustment	763	662

Net interest income (GAAP)	9,044	8,793
Noninterest income (loss)	1,174	2,689

Total Revenue	10,218	11,482
Provision for loan losses	1,250	240
Noninterest expense	7,477	6,254
Income tax expense	313	1,270

Net earnings	$1,178	3,718

Per share data:
Basic and diluted net earnings
GAAP	$0.32	1.01
Operating (b)	0.96	0.99
Cash dividends declared	0.380	0.370
Weighted average shares outstanding:
Basic and diluted	3,645,652	3,680,977
Shares outstanding, at period end	3,644,097	3,677,823
Book value	$14.53	14.51
Common stock price
High	$30.00	24.50
Low	18.07	21.50
Period end:	28.50	22.10
To earnings ratio	25.22	x	11.28
To book value	196%	152
Performance ratios:
Return on average equity
GAAP	4.12%	13.40
Operating (b)	12.24%	13.19
Return on average assets
GAAP	0.30%	1.05
Operating (b)	0.88%	1.03
Dividend payout ratio	118.75%	36.63
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.24%	1.17
Nonperforming assets	80%	76
Nonperforming assets as a % of:
Loans and foreclosed properties	1.53%	1.55
Total assets	0.72%	0.73
Nonaccrual loans as a % of total loans	0.17%	1.43
Net charge-offs as a % of average loans	0.54%	0.18
Capital Adequacy:
Tier 1 risk-based capital ratio	13.81%	14.59
Total risk-based capital ratio	14.82%	15.53
Tier 1 Leverage Ratio	7.89%	8.67
Other financial data:
Net interest margin (a)	2.68%	2.86
Effective income tax rate	20.99%	25.46
Efficiency ratio
GAAP	73.17%	54.47
Operating (b)	53.94%	51.90
Selected average balances:
Securities	$345,843	324,157
Loans, net of unearned income	373,588	334,641
Total assets	791,667	711,220
Total deposits	596,158	520,121
Long-term debt	122,174	119,979
Total stockholders’ equity	57,150	55,474
Selected period end balances:
Securities	$349,472	323,706
Loans, net of unearned income	373,221	345,308
Allowance for loan losses	4,646	4,049
Total assets	800,910	731,306
Total deposits	616,442	540,492
Long-term debt	118,358	123,381
Total stockholders’ equity	52,948	53,352

*Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation.

(a) Tax-equivalent. See “Explanation of Non-GAAP Financial Measures.”

(b) Operating measures. See “Explanation of Non-GAAP Financial Measures.”

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(Dollars in thousands)

Interest-earning assets:
Loans and loans held for sale (1)	$379,162	$5,430	5.74%	$341,940	$5,564	6.54%
Securities - taxable	279,464	3,025	4.34%	266,839	3,321	5.01%
Securities - tax-exempt (2)	73,704	1,188	6.47%	63,181	1,003	6.38%

Total securities	353,168	4,213	4.78%	330,020	4,324	5.27%
Federal funds sold	13,944	8	0.23%	7,137	38	2.14%
Interest bearing bank deposits	1,923	1	0.10%	453	2	1.78%

Total interest-earning assets	748,197	$9,652	5.17%	679,550	$9,928	5.88%
Cash and due from banks	16,618			12,998
Other assets	39,088			40,351

Total assets	$803,903			$732,899

Interest-bearing liabilities:
Deposits:
NOW	$92,131	$244	1.06%	$86,410	$401	1.87%
Savings and money market	95,247	283	1.19%	104,628	409	1.57%
Certificates of deposits less than $100,000	148,043	1,142	3.09%	102,996	1,126	4.40%
Certificates of deposits and other time deposits of $100,000 or more	195,817	1,836	3.76%	162,480	1,868	4.62%

Total interest-bearing deposits	531,238	3,505	2.65%	456,514	3,804	3.35%
Short-term borrowings	11,760	15	0.51%	10,262	43	1.69%
Long-term debt	120,997	1,209	4.01%	123,378	1,268	4.13%

Total interest-bearing liabilities	663,995	$4,729	2.86%	590,154	$5,115	3.49%
Noninterest-bearing deposits	79,986			72,285
Other liabilities	3,657			13,398
Stockholders’ equity	56,265			57,062

Total liabilities and stockholders’ equity	$803,903			$732,899

Net interest income and margin		$4,923	2.64%		$4,813	2.85%

(1)Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

(Dollars in thousands)	Six months ended June 30
	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$378,365	$10,776	5.74%	$337,340	$11,366	6.79%
Securities - taxable	275,937	6,252	4.57%	262,943	6,611	5.07%
Securities - tax-exempt (2)	69,906	2,244	6.47%	61,214	1,947	6.41%

Total securities	345,843	8,496	4.95%	324,157	8,558	5.32%
Federal funds sold	12,607	14	0.22%	4,825	53	2.21%
Interest bearing bank deposits	1,423	1	0.14%	605	11	3.66%

Total interest-earning assets	738,238	$19,287	5.27%	666,927	$19,988	6.04%
Cash and due from banks	16,756			13,159
Other assets	36,673			31,134

Total assets	$791,667			$711,220

Interest-bearing liabilities:
Deposits:
NOW	$89,290	$453	1.02%	$75,944	$802	2.13%
Savings and money market	92,121	555	1.21%	115,918	1,133	1.97%
Certificates of deposits less than $100,000	145,607	2,282	3.16%	96,966	2,334	4.85%
Certificates of deposits and other time deposits of $100,000 or more	191,954	3,739	3.93%	160,108	3,604	4.54%

Total interest-bearing deposits	518,972	7,029	2.73%	448,936	7,873	3.54%
Short-term borrowings	12,277	31	0.51%	11,902	139	2.36%
Long-term debt	122,174	2,420	3.99%	119,979	2,521	4.24%

Total interest-bearing liabilities	653,423	$9,480	2.93%	580,817	$10,533	3.66%
Noninterest-bearing deposits	77,186			71,185
Other liabilities	3,908			3,744
Stockholders’ equity	57,150			55,474

Total liabilities and stockholders’ equity	$791,667			$711,220

Net interest income and margin		$9,807	2.68%		$9,455	2.86%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2009		2008
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial, financial and agricultural	$52,106	52,147	53,542	50,743	51,380
Leases - commercial	291	316	341	374	431
Construction and land development	53,304	70,828	67,420	67,520	65,792
Real estate - mortgage:
Commercial	147,843	137,253	132,818	123,367	115,746
Residential	108,576	103,004	102,835	100,540	98,752
Consumer installment	11,330	10,887	12,463	12,663	13,491

Total loans	373,450	374,435	369,419	355,207	345,592
Less: unearned Income	(229)	(250)	(257)	(299)	(284)

	373,221	374,185	369,162	354,908	345,308

Less: Allowance for loan losses	(4,646)	(4,532)	(4,398)	(4,226)	(4,049)

Loans, net	$368,575	369,653	364,764	350,682	341,259

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2009		2008
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Allowance for loan losses:
Balance at beginning of period	$4,532	4,398	4,226	4,049	4,074
Charge-offs	(626)	(441)	(88)	(238)	(240)
Recoveries	40	25	10	35	35

Net (charge-offs) recoveries	(586)	(416)	(78)	(203)	(205)
Provision for loan losses	700	550	250	380	180

Ending balance	$4,646	4,532	4,398	4,226	4,049

as a % of loans	1.24%	1.21	1.19	1.19	1.17
as a % of nonperforming assets	80%	97	92	80	76
Net charge-offs as a % of average loans	0.63%	0.45	0.09	0.23	0.24

Nonperforming assets:
Nonaccrual loans	$645	4,537	4,431	4,721	4,926
Other nonperforming assets (primarily other real estate owned)	5,149	113	324	594	422

Total nonperforming assets	$5,794	4,650	4,755	5,315	5,348

as a % of loans and foreclosed properties	1.53%	1.24	1.29	1.50	1.55
as a % of total assets	0.72%	0.58	0.64	0.72	0.73
Nonaccrual loans as a % of loans	0.17%	1.21	1.20	1.33	1.43
Accruing loans 90 days or more past due	$28	56	104	—	—

Table 8 - Allocation of Allowance for Loan Losses

	2009				2008
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial, financial and agricultural	$524	14.0	$399	13.9	$415	14.5	$391	14.3	$392	14.9
Leases - commercial	2	0.1	2	0.1	2	0.1	3	0.1	3	0.1
Construction and land development	816	14.3	918	18.9	873	18.3	874	19.0	781	19.0
Real estate - mortgage:
Commercial	1,333	39.6	1,215	36.7	1,175	36.0	1,091	34.7	1,062	33.5
Residential	1,712	29.1	1,452	27.5	1,430	27.8	1,408	28.3	1,368	28.6
Consumer installment	140	3.0	143	2.9	166	3.4	167	3.6	186	3.9
Unallocated	119		403		337		292		257

Total allowance for loan losses	$4,646	100.0	$4,532	100.0	$4,398	100.0	$4,226	100.0	$4,049	100.0

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2009

Maturity of:
3 months or less	$58,003
Over 3 months through 6 months	31,921
Over 6 months through 12 months	51,525
Over 12 months	79,034

Total CDs and other time deposits of $100,000 or more	$220,483

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is set forth in ITEM 2 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company, with the participation of its management, including its Chief Executive Officer and Principal Financial and Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	500	$23.00	500	162,513
May 1 – May 31	—	—	—	162,513
June 1 – June 30	400	$26.95	400	162,113
Total	900	$24.76	900	162,113

(1) Based on trade date, not settlement date.

(2) A total of 900 shares were purchased in privately negotiated transactions.

(3) On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 200 thousand shares of its common stock. As of June 30, 2009, approximately 162 thousand shares are still authorized for purchase under the April 2008 authorization. The April 2008 authorization will expire February 28, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held at the AuburnBank Center in Auburn, Alabama, on Tuesday, May 12, 2009, at 3:00 p.m. This meeting was held for the purpose of considering the election of 11 directors to the Board of Directors to serve one-year terms expiring at the Company’s 2010 Annual Meeting of Shareholders and until their successors have been elected and qualified.

As to the election of 11 directors, E.L. Spencer, Jr., Emil F. Wright, Jr., C. Wayne Alderman, Terry Andrus, J. Tutt Barrett, Robert W. Dumas, J.E. Evans, William F. Ham, Jr., David E. Housel, Anne M. May, and Edward Lee Spencer III were all elected to the Board of Directors. The numbers of votes cast were as follows:

	Votes cast for Election	Votes cast to Withhold Authority
E.L. Spencer, Jr.	3,135,191	7,407
Emil F. Wright, Jr.	3,135,191	7,407
C. Wayne Alderman	3,106,140	36,458
Terry Andrus	3,106,140	36,458
J. Tutt Barrett	3,134,014	8,584
Robert W. Dumas	3,135,191	7,407
J.E. Evans	3,104,888	37,710
William F. Ham, Jr.	3,135,191	7,407
David E. Housel	3,134,014	8,584
Anne M. May	3,135,191	7,407
Edward Lee Spencer III	3,135,191	7,407

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	August 13, 2009	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date:	August 13, 2009	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial officer
(Principal Financial and Accounting Officer)