Form 10-K/A
period 2008-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2009-08-19
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-26486

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

Large Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Accelerated filer ☐
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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,644,097 shares of common stock as of July 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 12, 2009, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Company’s Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009, and is being filed solely to include revised Item 9A(T). In connection with the filing of this Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a) /15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of its Chief Executive Officer and Principal Financial and Accounting Officer, conducted an evaluation as of the end of the period covered by this annual report in connection with the filing of this Amendment No.2, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above.

Based upon that evaluation, the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, have concluded that they believe that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level. In reaching this conclusion, the Chief Executive Officer and Principal Financial and Accounting Officer noted that the Company failed to include in its Original Filing a report by management on the Company’s internal control over financial reporting and that the certifications contained in Exhibits 31.1 and 31.2 of the Original Filing did not include the required certifications relating to the Company’s internal controls over financial reporting in the proper form as required by applicable SEC regulations. The Company is currently reviewing its disclosure controls and procedures to evaluate changes necessary to correct the deficiency that lead to this omission.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 19th day of August, 2009.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/s/ E.L. Spencer, Jr.
E.L. Spencer, Jr.
President, Chief Executive Officer
and Chairman of the Board

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