Form 10-Q
period 2009-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2009-11-16
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

_____________________________________________________________________

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

Large Accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $0.01 par value per share	3,643,117 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2009	December 31, 2008
Assets:
Cash and due from banks	$12,119	$14,832
Federal funds sold	9,050	20,755
Interest bearing bank deposits	1,537	846
Cash and cash equivalents	22,706	36,433
Securities available-for-sale	338,924	302,656
Loans held for sale	999	3,819
Loans, net of unearned income	385,448	369,162
Allowance for loan losses	(5,458)	(4,398)
Loans, net	379,990	364,764
Premises and equipment, net	8,362	7,778
Bank-owned life insurance	15,601	15,295
Other real estate	5,279	324
Other assets	14,181	14,901
Total assets	$786,042	$745,970

Liabilities:
Deposits:
Noninterest-bearing	$82,877	$78,013
Interest-bearing	514,714	472,830
Total deposits	597,591	550,843
Federal funds purchased and securities sold under agreements to repurchase	9,086	10,910
Long-term debt	118,355	123,368
Accrued expenses and other liabilities	2,605	3,721
Total liabilities	727,637	688,842

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,751	3,749
Retained earnings	59,406	59,283
Accumulated other comprehensive income, net	1,821	603
Less treasury stock, at cost - 313,038 shares and 310,188 shares for September 30, 2009 and December 31, 2008, respectively	(6,612)	(6,546)
Total stockholders’ equity	58,405	57,128
Total liabilities and stockholders’ equity	$786,042	$745,970

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except share and per share data)	2009	2008	2009	2008
Interest income:
Loans, including fees	$5,500	$5,571	$16,276	$16,937
Securities	3,672	3,970	11,405	11,866
Federal funds sold and interest bearing bank deposits	6	8	21	72
Total interest income	9,178	9,549	27,702	28,875

Interest expense:
Deposits	3,300	3,575	10,329	11,448
Short-term borrowings	14	124	45	263
Long-term debt	1,202	1,257	3,622	3,778
Total interest expense	4,516	4,956	13,996	15,489
Net interest income	4,662	4,593	13,706	13,386
Provision for loan losses	1,100	380	2,350	620
Net interest income after provision for loan losses	3,562	4,213	11,356	12,766
Noninterest income:
Service charges on deposit accounts	317	326	922	934
Mortgage lending	652	443	3,292	1,339
Bank-owned life insurance	98	116	306	354
Other	281	852	883	1,704
Securities (losses) gains, net:
Realized gains (losses), net	561	—	2,465	95
Total other-than-temporary impairments	(315)	—	(6,735)	—
Non-credit portion of other-than temporary impairments (transferred from) recognized in other comprehensive income	(435)	—	1,200	—
Total securities (losses) gains, net	(189)	—	(3,070)	95
Total noninterest income	1,159	1,737	2,333	4,426
Noninterest expense:
Salaries and benefits	1,858	1,952	5,881	5,526
Net occupancy and equipment	396	361	1,135	994
Professional fees	167	149	502	465
Other	1,000	834	3,380	2,565
Total noninterest expense	3,421	3,296	10,898	9,550
Earnings before income taxes	1,300	2,654	2,791	7,642
Income tax expense	277	682	590	1,952
Net earnings	$1,023	$1,972	$2,201	$5,690

Net earnings per share:
Basic and diluted	$0.28	$0.54	$0.60	$1.55

Weighted average shares outstanding:
Basic and diluted	3,644,097	3,677,509	3,645,128	3,679,820

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total
Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$(5,734)	$53,018
Comprehensive income:
Net earnings	—	—	—	5,690	—	—	5,690
Other comprehensive loss due to change in unrealized loss on securities available for sale, net	—	—	—	—	(4,744)	—	(4,744)
Total comprehensive income	—	—	—	5,690	(4,744)	—	946
Cash dividends paid ($0.555 per share)	—	—	—	(2,042)	—	—	(2,042)
Stock repurchases (5,023 shares)	—	—	—	—	—	(113)	(113)
Sale of treasury stock (50 shares)			1				1
Balance, September 30, 2008	3,957,135	$39	$3,749	$59,010	$(5,141)	$(5,847)	$51,810

Balance, December 31, 2008	3,957,135	$39	$3,749	$59,283	$603	$(6,546)	$57,128
Comprehensive income:
Net earnings	—	—	—	2,201	—	—	2,201
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(757)	—	(757)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	1,975	—	1,975
Total comprehensive income	—	—	—	2,201	1,218	—	3,419
Cash dividends paid ($0.57 per share)	—	—	—	(2,078)	—	—	(2,078)
Stock repurchases (2,955 shares)	—	—	—	—	—	(67)	(67)
Sale of treasury stock (105 shares)	—	—	2	—	—	1	3
Balance, September 30, 2009	3,957,135	$39	$3,751	$59,406	$1,821	$(6,612)	$58,405

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
(In thousands)	2009	2008
Cash flows from operating activities:
Net earnings	$2,201	$5,690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,350	620
Depreciation and amortization	513	269
Premium amortization and discount accretion, net	1,206	(10)
Net gain on sale of premises and equipment	—	(1,064)
Net loss (gain) on securities	3,070	(95)
Net gain on sale of loans held for sale	(3,036)	(1,105)
Net gain on sale of other real estate	(54)	—
Loans originated for sale	(130,249)	(62,963)
Proceeds from sale of loans	135,294	64,435
Increase in cash surrender value of bank owned life insurance	(306)	(354)
Net increase in other assets	(1,435)	(456)
Net decrease in accrued expenses and other liabilities	(1,116)	(105)
Net cash provided by operating activities	8,438	4,862

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	125,568	30,926
Proceeds from maturities of securities available-for-sale	95,319	51,934
Purchase of securities available-for-sale	(257,521)	(88,015)
Net increase in loans	(22,698)	(33,643)
Net purchases of premises and equipment	(823)	(1,810)
Proceeds from sale of premises and equipment	—	1,606
Other real estate improvements	(76)	—
Proceeds from sale of other real estate	297	53
Net cash used in investing activities	(59,934)	(38,949)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,864	8,646
Net increase in interest-bearing deposits	41,884	24,122
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(1,824)	1,889
Proceeds from issuance of long-term debt	—	13,000
Repayments or retirement of long-term debt	(5,013)	(14)
Proceeds from sale of treasury stock	3	1
Stock repurchases	(67)	(113)
Dividends paid	(2,078)	(2,042)
Net cash provided by financing activities	37,769	45,489
Net change in cash and cash equivalents	(13,727)	11,402
Cash and cash equivalents at beginning of period	36,433	13,498
Cash and cash equivalents at end of period	$22,706	$24,900

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,366	$15,550
Income taxes	1,830	2,134
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	5,122	647

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

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the nine months ended September 30, 2009, are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of subsequent events that have occurred subsequent to period end September 30, 2009, and through November 16, 2009, which is the date the Company issued its financial statements. During this period, there have been no material events that would require recognition in the third quarter 2009 condensed consolidated financial statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Current Accounting Developments

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative generally accepted accounting principles (GAAP) for companies to use in the preparation of financial statements. SEC rules and interpretive releases are also authoritative GAAP for SEC registrants. The guidance contained in the Codification supersedes all existing non-SEC accounting and reporting standards. The Company adopted the Codification, as required, in the third quarter of 2009. As a result, references to accounting literature contained in our financial statement disclosures have been updated to reflect the new Codification structure.

In the first quarter of 2009, the Company adopted new guidance related to the following Codification topics:

•	FASB ASC 805-10, Business Combinations (Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations);

•	FASB ASC 810-10, Consolidation (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51);

•	FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133);

•

FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly); and

•	FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).

In the second quarter of 2009, the Company adopted new guidance related to the following Codification topics:

•	FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments); and

•	FASB ASC 855-10, Subsequent Events (SFAS No. 165, Subsequent Events).

In the third quarter of 2009, the Company adopted new guidance related to the following Codification topics:

•

FASB ASC 105-10, Generally Accepted Accounting Principles (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162).

Information about these pronouncements is described in more detail below.

FASB ASC 805-10 Business Combinations, (SFAS No. 141(R), Business Combinations) requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination. This standard was applicable prospectively to business combinations completed on or after January 1, 2009. Adoption of revised FASB ASC 805-10 in the first quarter of 2009 had no impact on the consolidated financial statements of the Company.

FASB ASC 810-10, Consolidation (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to the Company’s adoption of this standard, noncontrolling interests were classified outside of equity. This new guidance also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. When a subsidiary is deconsolidated, a parent is required to recognize a gain or loss with any remaining interest initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. This new guidance was effective on January 1, 2009, with prospective application to all noncontrolling interests including those that arose prior to adoption. Retrospective adoption was required for disclosure of noncontrolling interests held as of the adoption date. Adoption of FASB ASC 810-10 in the first quarter of 2009 had no impact on the consolidated financial statements of the Company.

FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133) changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. The Company adopted this pronouncement during the first quarter of 2009. See Note 7 in this report for complete disclosures on derivatives and hedging activities. Adoption of this standard did not affect the Company’s consolidated financial results since it amended only the disclosure requirements for derivative instruments and hedged items.

FASB ASC 820-10, Fair Value Measurements and Disclosures (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly addresses measuring fair value in situations where markets are inactive and transactions are not orderly. The guidance acknowledges that in these circumstances quoted prices may not be determinative of fair value; however, even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Under the provisions of this standard, price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, the Company is required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The Fair Value Measurements and Disclosures topic in the Codification does not prescribe a specific method for adjusting transaction or quoted prices; however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly. The new measurement provisions of FASB ASC 820-10 were effective for second quarter 2009; however, as permitted under the pronouncement, the Company early adopted in first quarter 2009 and the effects of adoption were not significant.

FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) states that an other-than-tempoary impairment write-down of a debt security, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The new accounting requirements for recording other-than-temporary impairment on debt securities were effective for second quarter 2009; however, as permitted under the pronouncement, the Company early adopted on January 1, 2009. No adjustment was made to the beginning balance of retained earnings. See Note 4 in this report for additional disclosures required by FASB ASC 320-10.

FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments) states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. Entities must also disclose the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. The Company adopted this pronouncement in the second quarter of 2009. See Note 6 in this report for additional information. Because the new provisions in FASB ASC 825-10 amend only the disclosure requirements related to the fair value of financial instruments, adoption of this pronouncement did not affect the Company’s consolidated financial results.

FASB ASC 855-10, Subsequent Events (SFAS No. 165, Subsequent Events) describes two types of subsequent events that previously were addressed in the auditing literature, one that requires post-period end adjustment to the financial statements being issued, and one that requires footnote disclosure only. Companies are also required to disclose the date through which management has evaluated subsequent events, which for public entities is the date that financial statements are issued. The requirements for disclosing subsequent events were effective in the second quarter of 2009 with prospective application. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company. See Note 1 (Summary of Significant Accounting Policies) in this report for the Company’s discussion of subsequent events.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarter and nine months ended September 30, 2009 and 2008, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At September 30, 2009 and 2008, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarter and nine months ended September 30, 2009 and 2009 are presented below.

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands, except share and per share data)	2009	2008	2009	2008
Basic:
Net earnings	$1,023	$1,972	$2,201	$5,690
Average common shares outstanding	3,644,097	3,677,509	3,645,128	3,679,820
Earnings per share	$0.28	$0.54	$0.60	$1.55

Diluted:
Net earnings	$1,023	$1,972	$2,201	$5,690
Average common shares outstanding	3,644,097	3,677,509	3,645,128	3,679,820
Dilutive effect of options issued	—	—	—	—
Average diluted shares outstanding	3,644,097	3,677,509	3,645,128	3,679,820
Earnings per share	$0.28	$0.54	$0.60	$1.55

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income. Comprehensive income for the quarter and nine months ended September 30, 2009 and 2008 is presented below.

	Quarter ended September 30		Nine months ended September 30
(In thousands)	2009	2008	2009	2008
Comprehensive income:
Net earnings	$1,023	$1,972	$2,201	$5,690
Other comprehensive income (loss):
Change in other-than-temporary impairment losses related to factors other than credit on securities available-for-sale, net	274	—	(757)	—
Change in all other unrealized gains (losses) on securities available-for-sale, net	4,852	(2,812)	1,975	(4,744)
Total comprehensive income (loss)	$6,149	$(840)	$3,419	$946

NOTE 4: SECURITIES

At September 30, 2009 and December 31, 2008, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale at September 30, 2009 and December 31, 2008, by contractual maturity are presented below.

	September 30, 2009
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost
Available-for-sale:
Agency obligations (a)	$—	—	36,811	48,499	85,310	815	275	84,770
Agency ABS (a)	—	—	—	3,695	3,695	—	24	3,719
Agency RMBS (a)	—	—	5,731	155,321	161,052	3,454	203	157,801
State and political subdivisions	—	399	17,455	66,612	84,466	3,047	89	81,508
Trust preferred securities:
Pooled	—	—	—	95	95	—	1,200	1,295
Individual issuer	—	—	—	1,585	1,585	—	1,865	3,450
Corporate debt	—	2,000	721	—	2,721	—	781	3,502
Total available-for-sale	$—	2,399	60,718	275,807	338,924	7,316	4,437	336,045

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2008
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost
Available-for-sale:
Agency obligations (a)	$—	—	26,679	41,322	68,001	1,140	—	66,861
Agency RMBS (a)	—	3,522	24,949	126,608	155,079	4,228	80	150,931
Private label RMBS	—	—	3,088	2,491	5,579	—	152	5,731
State and political subdivisions	—	163	15,551	49,578	65,292	685	1,766	66,373
Trust preferred securities:
Pooled	—	—	—	1,715	1,715	—	1,260	2,975
Individual issuer	—	—	—	3,559	3,559	—	1,766	5,325
Corporate debt	—	2,450	981	—	3,431	—	72	3,503
Total available-for-sale	$—	6,135	71,248	225,273	302,656	6,053	5,096	301,699

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $234.2 million and $204.1 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $6.0 million and $7.9 million at September 30, 2009 and December 31, 2008, respectively. Cost-method investments primarily include Federal Home Loan Bank (“FHLB”) of Atlanta stock and Federal Reserve Bank stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2009 and December 31, 2008, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2009:
Agency obligations	$25,783	275	—	—	25,783	275
Agency ABS	3,695	24	—	—	3,695	24
Agency RMBS	23,926	203	—	—	23,926	203
State and political subdivisions	2,404	14	2,988	75	5,392	89
Trust preferred securities:
Pooled	49	226	46	974	95	1,200
Individual issuer	—	—	1,585	1,865	1,585	1,865
Corporate debt	—	—	2,721	781	2,721	781
Total	$55,857	742	7,340	3,695	63,197	4,437

December 31, 2008:
Agency obligations	$—	—	—	—	—	—
Agency RMBS	6,367	40	4,162	40	10,529	80
Private label RMBS	5,579	152	—	—	5,579	152
State and political subdivisions	30,254	1,626	1,178	140	31,432	1,766
Trust preferred securities:
Pooled	740	1,260	—	—	740	1,260
Individual issuer	2,524	1,351	1,035	415	3,559	1,766
Corporate debt	3,431	72	—	—	3,431	72
Total	$48,895	4,501	6,375	595	55,270	5,096

The applicable date for determining when securities are in an unrealized loss position is September 30, 2009. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

For the securities in the above table, the Company does not have the intent to sell and has determined it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, which may be maturity. The Company has assessed each security for credit impairment. For debt securities, the Company evaluates, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For cost-method investments, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment.

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

Cost-method investments

At September 30, 2009, cost-method investments with an aggregate cost of $6.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

The carrying values of the Company’s investment securities could decline in the future if the underlying performance of the collateral for pooled trust preferred securities, the financial condition of individual issuers of trust preferred securities, or the credit quality of other securities deteriorate and the Company determines it is probable that it will not recover the entire amortized cost basis for the security. As a result, there is a risk that significant other-than-temporary impairment charges may occur in the future given the current economic environment.

The table below shows the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at September 30, 2009 and December 31, 2008, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of September 30, 2009

				Unrealized losses			Life-to-date
	Credit Rating			Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch	Fair value	12 months	or longer	Total	Charges
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	B	$46	$—	974	974	$980
U.S. Capital Funding IV, Ltd. (b)	Ca	CC	49	226	—	226	2,225
Total pooled			95	226	974	1,200	3,205
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	158	—	292	292	—
Main Street Bank Statutory Trust I (d)	n/a	n/a	250	—	250	250	—
MNB Capital Trust I	n/a	n/a	150	—	350	350	—
PrimeSouth Capital Trust I	n/a	n/a	150	—	350	350	—
TCB Trust	n/a	n/a	325	—	175	175	—
United Community Capital Trust	n/a	n/a	552	—	448	448	—
Total individual issuer			1,585	—	1,865	1,865	—
Total trust preferred securities			$1,680	$226	2,839	3,065	$3,205

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(b)	Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(c)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(d)	Issuer acquired by BB&T Corporation.

Trust Preferred Securities as of December 31, 2008

				Unrealized losses			Life-to-date
	Credit Rating			Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch	Fair value	12 months	or longer	Total	Charges
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Aa2	AA	$740	$1,260	—	1,260	$—
U.S. Capital Funding IV, Ltd. (b)	Caa3	A-	975	—	—	—	1,525
Total pooled			1,715	1,260	—	1,260	1,525
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	329	121	—	121	—
Community Financial Services Trust II (d)	n/a	n/a	272	228	—	228	—
Community Financial Services Trust IV (d)	n/a	n/a	492	433	—	433	—
Crescent Capital Trust II	n/a	n/a	272	—	178	178	—
Main Street Bank Statutory Trust I (e)	n/a	n/a	422	78	—	78	—
MNB Capital Trust I	n/a	n/a	408	92	—	92	—
PrimeSouth Capital Trust I	n/a	n/a	366	—	134	134	—
TCB Trust	n/a	n/a	397	—	103	103	—
United Community Capital Trust	n/a	n/a	601	399	—	399	—
Total individual issuer			3,559	1,351	415	1,766	—
Total trust preferred securities			$5,274	$2,611	415	3,026	$1,525

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(b)	Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(c)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(d)	Community Financial Services now known as Silverton.

(e)	Issuer acquired by BB&T Corporation.

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

Excess subordination is defined as the amount of performing collateral that is in excess of what is needed to payoff a specified class of securities and all classes senior to the specified class. Performing collateral is defined as total collateral minus all collateral that is currently deferring or currently in default. This definition assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure, or the bonds could recover a higher percentage upon default than zero. Excess subordination, as defined previously, does not consider any excess interest spread that is built into the structure of the security, which provides another source of repayment for the bonds.

The table below provides a detail of excess subordination levels for the Company’s pooled trust preferred securities at September 30, 2009 and December 31, 2008.

(Dollars in thousands)	September 30, 2009	December 31, 2008
ALESCO Preferred Funding XVII, Ltd. - Class B notes
Excess subordination	$12,170	$115,874
Excess subordination as a % of performing collateral	3.99%	31.58%

There was no excess subordination for U.S. Capital Funding IV, Ltd., B-2 notes at September 30, 2009 and December 31, 2008, respectively.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarter and nine months ended September 30, 2009 for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security or the security matures. Changes in the credit loss component of credit-impaired debt securities were:

	September 30, 2009
(Dollars in thousands)	Quarter ended	Nine months ended
Balance, beginning of period	$2,805	$—
Additions:
Initial credit impairments	—	2,663
Subsequent credit impairments	750	892
Reductions:
Securities sold	—	—
Due to change in intent to sell or requirement to sell	—	—
Increases in expected cash flows	—	—
Balance, end of period	$3,555	$3,555

Other-Than-Temporary Impairment

The following table presents details of other-than-temporary impairment related to securities, including equity securities carried at cost, for the quarter and nine months ended September 30, 2009.

	September 30, 2009
(Dollars in thousands)	Quarter ended	Nine months ended
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$705	$1,680
Individual issuer trust preferred securities	45	1,875
Total debt securities	750	3,555
Cost-method investments	—	1,980
Total other-than-temporary impairment charges	$750	$5,535

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$750	$3,555
Securities with intent to sell	—	—
(Transferred from) recorded directly to other comprehensive income for non-credit related impairment	(435)	1,200
Total other-than-temporary impairment on debt securities	$315	$4,755

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

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2009	2008	2009	2008
Gross realized gains	$561	$—	$2,498	$95
Gross realized losses	(750)	—	(5,568)	—
Net realized gains (losses)	$(189)	$—	$(3,070)	$95

NOTE 5: FAIR VALUE DISCLOSURES

“Fair value” is defined by FASB ASC 820, Fair Value Measurements and Disclosures, (SFAS No. 157, Fair Value Measurements) as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC 820.

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

Loans, net — Loans considered impaired under FASB ASC 310-10-35, Receivables (SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure) are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. All of the Company’s impaired loans are classified within Level 3 of the valuation hierarchy.

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

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at September 30, 2009 and December 31, 2008, respectively. The Company classified these assets within Level 2 of the valuation hierarchy.

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at September 30, 2009 and December 31, 2008, respectively. The Company classified these assets within Level 2 of the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, respectively, by caption, on the consolidated balance sheets by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009:
Securities available-for-sale	$338,924	—	337,244	1,680
Other assets	1,075	—	1,075	—
Total assets at fair value	$339,999	—	338,319	1,680

Other liabilities	$1,075	—	1,075	—
Total liabilities at fair value	$1,075	—	1,075	—

December 31, 2008:
Securities available-for-sale	$302,656	—	293,951	8,705
Other assets	1,580	—	1,580	—
Total assets at fair value	$304,236	—	295,531	8,705

Other liabilities	$1,580	—	1,580	—
Total liabilities at fair value	$1,580	—	1,580	—

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for financial assets recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

(Dollars in thousands)	Nine months ended September 30, 2009
Beginning balance	$8,705
Total realized and unrealized gains and (losses):	—
Included in net earnings	(4,219)
Included in other comprehensive income	(193)
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3	(2,613)
Ending balance	$1,680

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008, respectively, by caption, on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009:
Loans held for sale	$999	—	999	—
Loans, net (1)	8,129	—	—	8,129
Other real estate	5,279	—	—	5,279
Total assets at fair value	$14,407	—	999	13,408

December 31, 2008:
Loans held for sale	$3,819	—	3,819	—
Loans, net (1)	4,329	—	—	4,329
Other real estate	324	—	—	324
Total assets at fair value	$8,472	—	3,819	4,653

(1)	Loans considered impaired under FASB ASC 310-10-35, Receivables.

NOTE 6: FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 825, Financial Instruments, (SFAS No. 107, Disclosures about Fair Value of Financial Instruments) requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

Loans, net

The fair value of loans is calculated using discounted cash flows. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by FASB ASC 820. The estimated maturities are based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

Deposits

Under FASB ASC 825, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing demand deposits and savings and certain types of money market accounts, is equal to the amount payable on demand at the reporting date (i.e., their carrying amount). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flows. The discount rates used are based on estimated market rates for deposits of similar remaining maturities.

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

The carrying value and related estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are presented below.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$22,706	$22,706	$36,433	$36,433
Securities	338,924	338,924	302,656	302,656
Loans held for sale	999	999	3,819	3,819
Loans, net	379,990	380,638	364,764	366,994
Derivative Assets	1,075	1,075	1,580	1,580
Financial Liabilities:
Deposits	$597,591	$604,067	$550,843	$557,452
Short-term borrowings	9,086	9,086	10,910	10,910
Long-term debt	118,355	125,373	123,368	134,110
Derivative Liabilities	1,075	1,075	1,580	1,580

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2009 the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the nine months ended September 30, 2009 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)
Interest rate swap agreements:
Pay fixed / receive variable	$6,504	$—	$1,075	$505
Pay variable / receive fixed	6,504	1,075	—	(505)
Total interest rate swap agreements	$13,008	$1,075	$1,075	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited consolidated financial statements and related notes for the quarter and nine months ended September 30, 2009 and 2008, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2008 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

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

•	credit risks of borrowers;

•	changes in the prices, values, sales volumes and liquidity of residential and commercial real estate, as well as securities;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates, including those used to evaluate loans and securities impairments;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

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

Summary of Results of Operations

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008
Net interest income (a)	$5,094	$4,939	$14,901	$14,394
Less: tax-equivalent adjustment	432	346	1,195	1,008
Net interest income (GAAP)	4,662	4,593	13,706	13,386
Noninterest income	1,159	1,737	2,333	4,426
Total revenue	5,821	6,330	16,039	17,812
Provision for loan losses	1,100	380	2,350	620
Noninterest expense	3,421	3,296	10,898	9,550
Income tax expense	277	682	590	1,952
Net earnings	$1,023	$1,972	$2,201	$5,690

Basic and diluted earnings per share	$0.28	$0.54	$0.60	$1.55

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $2.2 million for the first nine months of 2009 compared to $5.7 million for the first nine months of 2008. Basic and diluted earnings per share were $0.60 per share for the first nine months of 2009 compared to $1.55 per share for the first nine months of 2008.

Net interest income (tax-equivalent) was approximately $14.9 million for the first nine months of 2009, compared to $14.4 million from the first nine months of 2008. Average loans were $374.8 million in the first nine months of 2009, an increase of $35.6 million, or 11%, from the first nine months of 2008. Average deposits were $598.8 million in the first nine months of 2009, an increase of $80.5 million, or 16%, from the first nine months of 2008.

The provision for loan losses for the first nine months of 2009 was $2.4 million compared to $0.6 million in the first nine months of 2008. The increase in provision for loan losses reflects an increase in past due and nonperforming loans and an increase in net charge-offs. Nonperforming assets increased from December 31, 2008. Nonperforming assets were 1.75% of total assets at September 30, 2009, compared to 0.64% at December 31, 2008. The Company’s annualized net charge-off ratio increased to 0.46% in the first nine months of 2009 from 0.20% in the first nine months of 2008, however, the Company’s credit quality continues to compare favorably to industry peers.

Noninterest income was approximately $2.3 million for the first nine months of 2009, compared to approximately $4.4 million in the first nine months of 2008. The primary reason for the decrease was a net loss on securities of $3.1 million and a decrease in other noninterest income of $0.8 million, which was offset by an increase in mortgage lending income of $2.0 million. The decrease in other noninterest income is primarily due to a non-recurring gain on the sale of real property of approximately $1.1 million during the third quarter of 2008, which was offset by a $452 thousand charge during the third quarter of 2008 related to an investment in an affordable housing limited partnership.

Primarily as a result of the substantial increase in FDIC assessments and an increase in salaries and benefits expense, noninterest expense for the first nine months of 2009 increased 14% from approximately $9.6 million in the first nine months of 2008.

In the first nine months of 2009, the Company paid cash dividends of $2.1 million, or $0.57 per share. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a total risk-based capital ratio of 14.88% and a tier 1 leverage ratio of 8.05% at September 30, 2009.

In the third quarter of 2009, net earnings were $1.0 million, or $0.28 per share, compared to $2.0 million, or $0.54 per share, for the third quarter of 2008. Net interest income (tax-equivalent) was $5.1 million for the third quarter of 2009, compared to $4.9 million for the third quarter of 2008. The provision for loan losses during the third quarter of 2009 was $1.1 million, compared to $0.4 million in the third quarter of 2008. The increase in provision for loan losses reflects an increase in past due and nonperforming loans and an increase in net charge-offs. Noninterest income was approximately $1.2 million in the third quarter of 2009, a decrease of 33% from the third quarter of 2008. The decrease was primarily due to the same factors described above. Noninterest expense was approximately $3.4 million in the third quarter of 2009, an increase of 4% from the third quarter of 2008.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. GAAP and general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses and fair value measurements, were critical to the determination of our financial position and results of operations. Critical accounting policies are defined as policies which are important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments. These estimates and judgments involve significant uncertainties, and are susceptible to change. If different conditions exist or occur - depending upon the magnitude of the changes; then our actual financial condition and financial results could differ significantly. For a more detailed discussion on fair value measurements, see “CRITICAL ACCOUNTING POLICIES” on pages 30-31 of the Company’s annual report on Form 10-K for the year ended December 31, 2008. A more detailed discussion of the allowance for loan loss is provided below.

Except as discussed below, there have been no material changes to the Company’s critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2009.

During the quarter ended September 30, 2009, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to September 30, 2009, the Company calculated average losses by loan segment using a five year historical period. In order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses by loan segment using a rolling 12 quarter historical period for the quarter ended September 30, 2009. Correspondingly, the Company reduced the level of adjustments made to historical losses for “qualitative and environmental factors” since the updated historical losses were more representative of current economic conditions. The net effect of these changes increased the Company’s calculated allowance for loan loss allocation by approximately $100 thousand. As a result, the Company’s total allowance for loan losses and provision for loan losses was increased by approximately $100 thousand as of and for the quarter ended September 30, 2009.

Allowance for Loan Losses

The Company assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

The Company deems loans impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. The Company believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off.

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing independent loan review process. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial loans (including financial and agricultural loans), construction and land development loans, mortgage loans secured by commercial real estate, mortgage loans secured by residential real estate, and consumer loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several “qualitative and environmental” factors. The allocation for qualitative and environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These qualitative and environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above, is increased or decreased based on the incremental assessment of these factors.

The Company believes that the unallocated amount is warranted for inherent factors that cannot be practically assigned to individual loan segments or categories. An example is the imprecision in the overall measurement process, in particular the volatility of the national and local economy.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30
	2009		2008
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$379,220	5.74%	$341,938	6.62%
Securities - taxable	273,088	4.45%	261,488	5.06%
Securities - tax-exempt	72,926	6.45%	62,068	6.38%

Total securities	346,014	4.87%	323,556	5.31%
Federal funds sold	11,753	0.23%	3,593	2.19%
Interest bearing bank deposits	1,268	0.11%	539	3.22%

Total interest-earning assets	738,255	5.23%	669,626	5.96%

Deposits:
NOW	92,065	1.02%	76,034	1.97%
Savings and money market	91,844	1.15%	108,924	1.87%
Certificates of deposits less than $100,000	146,861	3.12%	104,446	4.49%
Certificates of deposits and other time deposits of $100,000 or more	190,220	3.80%	157,111	4.50%

Total interest-bearing deposits	520,990	2.65%	446,515	3.42%
Short-term borrowings	11,917	0.50%	15,616	2.25%
Long-term debt	120,887	4.01%	121,969	4.14%

Total interest-bearing liabilities	653,794	2.86%	584,100	3.54%

Net interest income and margin	$14,901	2.70%	$14,394	2.87%

Net Interest Income and Margin

Net interest income (tax-equivalent) increased 4% in the first nine months of 2009 from the first nine months of 2008 as a result of balance sheet growth, which was offset by margin compression. Net interest margin (tax-equivalent) was 2.70% for the first nine months of 2009, compared to 2.87% for the first nine months of 2008.

The tax-equivalent yield on total interest earning assets decreased 73 basis points in the first nine months of 2009 from the first nine months of 2008 to 5.23%. This decrease was comprised of an 88 basis point decrease in the yield on loans and loans held for sale to 5.74% and a 44 basis point decrease in the tax-equivalent yield on total securities to 4.87%.

The cost of total interest-bearing liabilities decreased 68 basis points in the first nine months of 2009 from the first nine months of 2008, to 2.86%. This decrease was comprised of a 77 basis point decrease in the cost of total interest-bearing deposits to 2.65%, a 175 basis point decrease in the cost of short-term borrowings to 0.50%, and a 13 basis point decrease in the cost of long-term debt to 4.01%. The average federal funds rate during the first nine months of 2009 was 223 basis points lower than the average for the same period in 2008.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $1.1 million and $0.4 million for the quarters ended September 30, 2009 and 2008, respectively, and $2.4 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

Increases in nonperforming loans, net-charge-offs and an overall increase in the allowance for loan losses in relation to the loan portfolio during the third quarter of 2009 were the primary reasons for the increase in the provision expense in 2009 when compared to 2008.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount deemed appropriate to adequately cover its estimate of probable losses in the loan portfolio. Based upon its evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb its estimate of probable losses existing in the loan portfolio at September 30, 2009. While the Company’s policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2009	2008	2009	2008
Service charges on deposit accounts	$317	$326	$922	$934
Mortgage lending income	652	443	3,292	1,339
Bank-owned life insurance	98	116	306	354
Securities (losses) gains, net	(189)	—	(3,070)	95
Other	281	852	883	1,704
Total noninterest income	$1,159	$1,737	$2,333	$4,426

The major components of noninterest income are service charges on deposit accounts, mortgage lending income, income from bank-owned life insurance, securities gains (losses), net, and other noninterest income.

Noninterest income decreased by approximately $2.1 million in the first nine months of 2009 compared to the same period in 2008. The primary reason for the decrease was a net securities loss of $3.1 million and a decrease in other noninterest income of $0.8 million, offset by an increase in mortgage lending income of $2.0 million. The net loss on securities was primarily attributable to other-than-temporary impairment charges of $5.5 million, offset by $2.5 million of gross gains on the sale of securities. The decrease in other noninterest income is primarily due to a non-recurring gain on the sale of real property of approximately $1.1 million during the third quarter of 2008, which was offset by a $0.5 million charge during the third quarter of 2008 related to an investment in an affordable housing limited partnership. Mortgage lending income typically fluctuates as mortgage interest rates change. As mortgage interest rates have decreased in the first nine months of 2009 when compared to the first nine months of 2008, the volume of mortgage loans originated and sold has increased.

Noninterest income decreased 33%, or $0.6 million, in the third quarter of 2009, compared to the third quarter of 2008 due to the same factors described above.

Noninterest Expense

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2009	2008	2009	2008
Salaries and benefits	$1,858	$1,952	$5,881	$5,526
Net occupancy and equipment	396	361	1,135	994
Professional fees	167	149	502	465
Other	1,000	834	3,380	2,565
Total noninterest expense	$3,421	$3,296	$10,898	$9,550

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, and other noninterest expense.

Noninterest expense was approximately $10.9 million in the first nine months of 2009, including the impact of a $0.4 million special FDIC assessment. This assessment was in addition to the increase in the Company’s recurring FDIC insurance premium that began in the first quarter of 2009. Primarily as a result of the FDIC assessments and salaries and benefits expense, noninterest expense for the first nine months of 2009 increased 14% from approximately $9.6 million in the first nine months of 2008. Salaries and benefits expense increased primarily due to commissions paid to our mortgage originators as a result of increased origination volume.

Noninterest expense increased 4%, or $0.1 million, in the third quarter of 2009, compared to the third quarter of 2008. Overall, there were no material changes in the third quarter of 2009 compared to the same period in 2008 among the major components of noninterest income.

Income Tax Expense

The Company recognized income tax expense of $590 thousand in the first nine months of 2009, compared to income tax expense of $2.0 million in the first nine months of 2008. The decrease in income tax expense is largely due to a decrease in pre-tax earnings during the first nine months of 2009. The Company’s effective tax rate for the first nine months of 2009 was 21.14%, compared to an effective tax rate of 25.54% for the first nine months of 2008. The Company’s effective tax rate for the first nine months of 2009 was also impacted by the recognition of a valuation allowance related to a capital loss for income tax purposes on the Company’s investment in the common stock of Silverton Financial Services, Inc, the parent company of Silverton Bank, which failed. The valuation allowance of approximately $0.5 million reduced the deferred tax asset created by the write-off of the investment’s carrying value to an amount management believes will more-likely-than-not be realized.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $338.9 million and $302.7 million as of September 30, 2009 and December 31, 2008, respectively. The net unrealized gain on securities available-for-sale was $2.9 million at September 30, 2009 compared to a net unrealized gain of $1.0 million at December 31, 2008. Increases in the fair value of securities available-for-sale during the first nine months of 2009 were primarily driven by changes in interest rates and the narrowing of credit spreads.

The average yields earned on total securities were 4.87% in the first nine months of 2009 and 5.31% in the first nine months of 2008.

Loans

	2009			2008
	Third	Second	First	Fourth	Third
(In thousands)	Quarter(1)	Quarter	Quarter	Quarter	Quarter
Commercial, financial and agricultural	$54,350	$52,397	$52,463	$53,883	$51,117
Construction and land development	56,956	53,304	70,828	67,420	67,520
Real estate - mortgage:
Commercial	156,356	147,843	137,253	132,818	123,367
Residential	106,932	108,576	103,004	102,835	100,540
Consumer installment	11,065	11,330	10,887	12,463	12,663
Total loans	385,659	373,450	374,435	369,419	355,207
Less: unearned income	(211)	(229)	(250)	(257)	(299)
Loans, net of unearned income	$385,448	$373,221	$374,185	$369,162	$354,908

(1)

In order for the loan categories presented above and in “Table 6 – Loan Portfolio Composition” to be consistent with the loan categories presented in “Table 8 – Allocation of Allowance for Loan Losses”, the Company reclassified certain loan amounts reported in prior periods to conform to the current-period presentation.

Total loans, net of unearned income, were $385.4 million as of September 30, 2009, an increase of $16.3 million, or 4%, from $369.2 million at December 31, 2008. The increase in loans, net of unearned income, is primarily due to growth in commercial real estate mortgage loans and residential real estate mortgage loans of $23.5 million and $4.1 million, respectively, offset by a decrease in construction and land development loans of $10.5 million. The increase in commercial real estate mortgage loans primarily reflects increased owner-occupied commercial real estate loans. Owner-occupied commercial real estate is similar in many ways to the Company’s commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

Four loan categories represented the majority of the loan portfolio as of September 30, 2009. Commercial real estate mortgage loans represented 41%, residential real estate mortgage loans represented 28%, construction and land development loans represented 15% and commercial, financial and agricultural loans represented 14% of the Company’s total loans at September 30, 2009. Owner-occupied commercial real estate mortgage loans were approximately 25% of the Company’s total loan portfolio at September 30, 2009.

Within the residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $26.7 million, or 7%, and $27.9 million, or 8%, of total loans, net of unearned income at September 30, 2009 and December 31, 2008, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $5.7 million and $6.1 million required interest only payments at September 30, 2009 and December 31, 2008. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $8.3 million and $10.7 million as of September 30, 2009 and December 31, 2008, respectively. All purchased loan participations are underwritten by the Company and independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures as described in “CRITICAL ACCOUNTING POLICIES” on pages 30-31 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the impact of recessionary economic conditions on our borrowers’ cash flows, real estate market sales volumes and valuations, real estate industry concentrations, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of laws and regulations.

We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 10% of the capital accounts of the bank if such loans are not secured or 20% of the capital accounts if loans in excess of 10% are fully secured, which would approximate $13.0 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $11.7 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit.

The average yield earned on loans and loans held for sale was 5.74% in the first nine months of 2009 and 6.62% in the first nine months of 2008.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of September 30, 2009 and December 31, 2008, respectively, the allowance for loan losses was $5.5 million and $4.4 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES”.

During the quarter ended September 30, 2009, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to September 30, 2009, the Company calculated average losses by loan segment using a five year historical period. In order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses by loan segment using a rolling 12 quarter historical period for the quarter ended September 30, 2009. Correspondingly, the Company reduced the level of adjustments made to historical losses for “qualitative and environmental factors” since the updated historical losses were more representative of current economic conditions. The net effect of these changes increased the Company’s calculated allowance for loan loss allocation by approximately $100 thousand. As a result, the Company’s total allowance for loan losses and provision for loan losses was increased by approximately $100 thousand as of and for the quarter ended September 30, 2009.

A summary of the changes in the allowance for loan losses and certain asset quality ratios during the third quarter of 2009 and the previous four quarters is presented below.

	2009			2008
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$4,646	$4,532	$4,398	$4,226	$4,049
Charge-offs:
Commercial, financial and agricultural	(128)	—	(276)	(5)	(111)
Construction & land development	—	(459)	—	—	—
Residential real estate - mortgage	(204)	(144)	(154)	(76)	(77)
Consumer installment	(10)	(23)	(11)	(7)	(50)
Total charge-offs	(342)	(626)	(441)	(88)	(238)
Recoveries	54	40	25	10	35
Net charge-offs	(288)	(586)	(416)	(78)	(203)
Provision for loan losses	1,100	700	550	250	380

Ending balance	$5,458	$4,646	$4,532	$4,398	$4,226

as a % of loans	1.42%	1.24	1.21	1.19	1.19
as a % of nonperforming loans	64%	720	100	99	90
Net charge-offs as a % of average loans	0.31%	0.63	0.45	0.09	0.23

As noted in the Company’s critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.42% at September 30, 2009, compared to 1.19% at December 31, 2008. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. At September 30, 2009, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 64%, compared to 99% at December 31, 2008. The decrease in this ratio was primarily due to an increase in nonperforming loans that the Company believes are well-collateralized based on current appraisals and comparable sales data.

At September 30, 2009, the Company’s recorded investment in loans considered impaired was $8.5 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.4 million. At December 31, 2008, the Company’s recorded investment in loans considered impaired was $4.3 million, with no corresponding valuation allowance. No valuation allowance was established for impaired loans at December 31, 2008 because the fair value of the collateral less estimated selling costs was greater than the Company’s recorded investment in the impaired loans.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At September 30, 2009 the Company had $13.8 million in nonperforming assets compared to $4.8 million at December 31, 2008. Included in nonperforming assets were $8.5 million in nonperforming loans at September 30, 2009 and $4.4 million at December 31, 2008. The increase in nonperforming asset balances during the nine months ended September 30, 2009 is primarily related to weakened residential real estate market conditions.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	2009			2008
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonperforming assets:
Nonaccrual loans	$8,490	645	4,537	4,431	4,721
Other nonperforming assets (primarily other real estate owned)	5,279	5,149	113	324	594
Total nonperforming assets	$13,769	5,794	4,650	4,755	5,315

as a % of loans and foreclosed properties	3.52%	1.53	1.24	1.29	1.50
as a % of total assets	1.75%	0.72	0.58	0.64	0.72
Nonaccrual loans as a % of loans	2.20%	0.17	1.21	1.20	1.33
Accruing loans 90 days or more past due	$122	28	56	104	—

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median residential home price for the quarter ended September 30, 2009 was $170,478, a decrease of 0.1% from the same quarter a year earlier. LCAR also reported that residential inventory at September 30, 2009 was 1,192 homes, a decrease of 3.2% from a year earlier. Although stable median home prices and fewer homes for sale are positive signs for this market, housing starts continue to slow and the average number of days on the market for the quarter ended September 30, 2009 was 174 days, an increase of 11% from the same quarter last year. Continued weakness in the residential real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets.

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2009, the Company had $8.5 million in loans on nonaccrual, compared to $4.4 million at December 31, 2008.

The table below provides information concerning the composition of nonaccrual loans at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008
Nonaccrual loans:
Construction and land development	$6,652	$4,329
Real estate - mortgage:
Commercial	856	—
Residential	972	98
Consumer installment	10	4
Total nonaccrual loans / nonperfoming loans	8,490	4,431

The Company owned $5.3 million in other real estate, which we had acquired from borrowers at September 30, 2009, compared to $0.3 million at December 31, 2008. The increase in other real estate primarily relates to a completed condominium project on the Gulf Coast of Florida. The Company had previously purchased a participation interest in the first lien mortgage loan on this property from Silverton Bank, N.A. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in other real estate. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as a FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in the property, less costs to sell, exceeds the Company’s recorded investment.

The table below provides information concerning the composition of other real estate at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008
Other real estate:
Residential condo development	$4,329	$—
New home construction	650	211
Developed lots	169	—
Other	131	113
Total other real estate	5,279	324

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted below. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At September 30, 2009 and December 31, 2008, respectively, the Company had no accruing restructured loans.

The Company had $122 thousand and $104 thousand in loans 90 days past due and still accruing interest at September 30, 2009 and December 31, 2008, respectively.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming assets, amounted to $16.2 million, or 4.2% of total loans outstanding, net of unearned income at September 30, 2009, compared to $3.9 million, or 1.1% of total loans outstanding, net of unearned income at December 31, 2008. Potential problem loans represent those assets with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Continued weakness in the residential real estate market and the overall economy has adversely affected the Company’s volume of potential problem loans, and these economic conditions are expected to persist for the foreseeable future.

The table below provides information concerning the composition of potential problem loans at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008
Potential problem loans:
Commercial, financial, and agricultural	$1,560	$795
Construction and land development	6,070	55
Real estate - mortgage:
Commercial	1,504	177
Residential	6,872	2,853
Consumer installment	217	73
Total potential problem loans	16,223	3,953

Approximately $0.8 million of potential problem loans were past due at least 30 but less than 90 days as of September 30, 2009. The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008
Performing loans past due 30 to 90 days:
Commercial, financial, and agricultural	$398	$510
Construction and land development	518	14
Real estate - mortgage:
Commercial	890	—
Residential	736	1,300
Consumer installment	82	87
Total performing loans past due 30 to 90 days	2,624	1,911

Deposits

Total deposits were $597.6 million and $550.8 million at September 30, 2009 and December 31, 2008, respectively. Noninterest bearing demand deposits increased by $4.9 million, or 6%, NOW accounts increased $7.6 million, or 9%, savings and money market accounts increased $5.4 million, or 6%, CDs and other time deposits less than $100,000 increased $13.6 million, or 13%, and CDs and other time deposits of $100,000 or more increased $15.4 million, or 8%, respectively, from December 31, 2008.

The average rate paid on total interest-bearing deposits was 2.65% in the first nine months of 2009 and 3.42% in the first nine months of 2008, which reflects declines in market interest rates.

Noninterest bearing deposits were 14% of total deposits at September 30, 2009 and December 31, 2008, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $34.0 million with none outstanding at September 30, 2009, compared to $44.0 million with none outstanding at December 31, 2008. The decrease in federal funds lines is primarily due to the discontinuance of a $16.0 million federal funds line provided by Silverton Bank, which failed. The Company has reviewed all available sources of liquidity and believes the current level of available federal funds lines is sufficient. Securities sold under agreements to repurchase totaled $9.1 million at September 30, 2009, compared to $10.9 million at December 31, 2008.

The average rate paid on short-term borrowings was 0.50% in the first nine months of 2009 and 2.25% in the first nine months of 2008.

Long-term debt included FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $86.1 and $91.2 million in long-term FHLB advances at September 30, 2009 and December 31, 2008, respectively. The Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at September 30, 2009 and December 31, 2008, respectively.

The average rate paid on long-term debt was 4.01% in the first nine months of 2009 and 4.14% in the first nine months of 2008.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $58.4 million and $57.1 million as of September 30, 2009 and December 31, 2008, respectively. The increase from December 31, 2008 is primarily driven by net earnings of $2.2 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale of $1.2 million, which was offset by cash dividends paid of approximately $2.1 million.

The Company’s tier 1 leverage ratio was 8.05%, tier 1 risk-based capital ratio was 13.70% and total risk-based capital ratio was 14.88% at September 30, 2009. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at September 30, 2009.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at September 30, 2009.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2009 and December 31, 2008, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

The primary source of funding and the primary source of liquidity for the Company includes dividends received from the Bank, and secondarily proceeds from the possible issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the Consolidated Balance Sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of September 30, 2009, the Bank had an available line of credit with the FHLB totaling $235.4 million with $86.1 million outstanding. As of September 30, 2009, the Bank also had $34.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At September 30, 2009, the Bank had outstanding standby letters of credit of $8.1 million and unfunded loan commitments outstanding of $48.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

Effects of Inflation and Changing Prices

The Condensed Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative generally accepted accounting principles (GAAP) for companies to use in the preparation of financial statements. SEC rules and interpretive releases are also authoritative GAAP for SEC registrants. The guidance contained in the Codification supersedes all existing non-SEC accounting and reporting standards. The Company adopted the Codification, as required, in the third quarter of 2009. As a result, references to accounting literature contained in our financial statement disclosures have been updated to reflect the new Codification structure.

In the first quarter of 2009, the Company adopted new guidance related to the following Codification topics:

•	FASB ASC 805-10, Business Combinations (Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations);

•	FASB ASC 810-10, Consolidation (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51);

•	FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133);

•

FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly); and

•	FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).

In the second quarter of 2009, the Company adopted new guidance related to the following Codification topics:

•	FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments); and

•	FASB ASC 855-10, Subsequent Events (SFAS No. 165, Subsequent Events).

In the third quarter of 2009, the Company adopted new guidance related to the following Codification topics:

•

FASB ASC 105-10, Generally Accepted Accounting Principles (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162).

In addition, the following accounting pronouncements were issued by the FASB, but are not yet effective:

•	SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140;

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R);

•	ASU 2009-5, Measuring Liabilities at Fair Value.

Information about these pronouncements is described in more detail below.

FASB ASC 805-10 Business Combinations, (SFAS No. 141(R), Business Combinations) requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur to be expensed separately from the business combination. This standard was applicable prospectively to business combinations completed on or after January 1, 2009. Adoption of revised FASB ASC 805-10 in the first quarter of 2009 had no impact on the consolidated financial statements of the Company.

FASB ASC 810-10, Consolidation (SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) requires that noncontrolling interests (previously referred to as minority interests) be reported as a component of equity in the balance sheet. Prior to the Company’s adoption of this standard, noncontrolling interests were classified outside of equity. This new guidance also changes the way a noncontrolling interest is presented in the income statement such that a parent’s consolidated income statement includes amounts attributable to both the parent’s interest and the noncontrolling interest. When a subsidiary is deconsolidated, a parent is required to recognize a gain or loss with any remaining interest initially recorded at fair value. Other changes in ownership interest where the parent continues to have a majority ownership interest in the subsidiary are accounted for as capital transactions. This new guidance was effective on January 1, 2009, with prospective application to all noncontrolling interests including those that arose prior to adoption. Retrospective adoption was required for disclosure of noncontrolling interests held as of the adoption date. Adoption of FASB ASC 810-10 in the first quarter of 2009 had no impact on the consolidated financial statements of the Company.

FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133) changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. The Company adopted this pronouncement during the first quarter of 2009. See Note 7 in this report for complete disclosures on derivatives and hedging activities. Adoption of this standard did not affect the Company’s consolidated financial results since it amended only the disclosure requirements for derivative instruments and hedged items.

FASB ASC 820-10, Fair Value Measurements and Disclosures (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly addresses measuring fair value in situations where markets are inactive and transactions are not orderly. The guidance acknowledges that in these circumstances quoted prices may not be determinative of fair value; however, even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Under the provisions of this standard, price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. For inactive markets, there is little information, if any, to evaluate if individual transactions are orderly. Accordingly, the Company is required to estimate, based upon all available facts and circumstances, the degree to which orderly transactions are occurring. The Fair Value Measurements and Disclosures topic in the Codification does not prescribe a specific method for adjusting transaction or quoted prices; however, it does provide guidance for determining how much weight to give transaction or quoted prices. Price quotes based upon transactions that are not orderly are not considered to be determinative of fair value and should be given little, if any, weight in measuring fair value. Price quotes based upon transactions that are orderly shall be considered in determining fair value, with the weight given based upon the facts and circumstances. If sufficient information is not available to determine if price quotes are based upon orderly transactions, less weight should be given to the price quote relative to other transactions that are known to be orderly. The new measurement provisions of FASB ASC 820-10 were effective for second quarter 2009; however, as permitted under the pronouncement, the Company early adopted in first quarter 2009 and the effects of adoption were not significant.

FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) states that an other-than-tempoary impairment write-down of a debt security, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The new accounting requirements for recording other-than-temporary impairment on debt securities were effective for second quarter 2009; however, as permitted under the pronouncement, the Company early adopted on January 1, 2009. No adjustment was made to the beginning balance of retained earnings. See Note 4 in this report for additional disclosures required by FASB ASC 320-10.

FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments) states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. Entities must also disclose the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. The Company adopted this pronouncement in the second quarter of 2009. See Note 6 in this report for additional information. Because the new provisions in FASB ASC 825-10 amend only the disclosure requirements related to the fair value of financial instruments, adoption of this pronouncement did not affect the Company’s consolidated financial results.

FASB ASC 855-10, Subsequent Events (SFAS No. 165, Subsequent Events) describes two types of subsequent events that previously were addressed in the auditing literature, one that requires post-period end adjustment to the financial statements being issued, and one that requires footnote disclosure only. Companies are also required to disclose the date through which management has evaluated subsequent events, which for public entities is the date that financial statements are issued. The requirements for disclosing subsequent events were effective in the second quarter of 2009 with prospective application. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company. See Note 1 (Summary of Significant Accounting Policies) in this report for the Company’s discussion of subsequent events.

SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, modifies certain guidance contained in FASB ASC 860, Transfers and Servicing. This standard eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. SFAS No. 166 addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest. SFAS No. 166 also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. The Company is currently evaluating SFAS No. 166 and its effect on the consolidated financial statements of the Company.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R), amends several key consolidation provisions related to variable interest entities (“VIEs”), which are included in FASB ASC 810, Consolidation. First, the scope of FAS 167 includes entities that are currently designated as QSPEs. Second, FAS 167 changes the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under existing rules, the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The guidance in FAS 167 identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, FAS 167 requires companies to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. SFAS No. 167 is effective for the Company as of January 1, 2010, and applies to all current QSPEs and VIEs, and VIEs created after the effective date. The Company is currently evaluating SFAS No. 167 and its effect on the consolidated financial statements of the Company.

ASU 2009-5, Measuring Liabilities at Fair Value, describes the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data. If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the principles of FASB ASC 820, Fair Value Measurements and Disclosures. When measuring the fair value of liabilities, this Update reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurement. In addition, this Update clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities. For example, an entity should not include separate adjustments for contractual restrictions that prevent the transfer of the liability because the restriction would be factored into other inputs used in the fair value measurement of the liability. However, separate adjustments are needed in situations where the unit of account for the asset is not the same as for the liability. This guidance is effective for the Company in the fourth quarter of 2009 with adoption applied prospectively. The Company is currently evaluating ASU 2009-5 and its effect on the consolidated financial statements of the Company.

Table 1 - Explanation of Non-GAAP Financial Measures

This quarterly report on Form 10-Q contains financial information determined by methods other than GAAP. The table below provides reconciliations between GAAP net earnings and operating net earnings, which exclude gains or losses on items deemed not to reflect core operations, as well as tax-equivalent net interest income and net interest margin. Management uses these non-GAAP financial measures in its analysis of the Company’s performance and believes presentations of “operating” and tax-equivalent financial measures provide useful supplemental information, a clearer understanding of the Company’s performance, and better reflect the Company’s core operating activities. Management utilizes non-GAAP measures in the calculation of certain of the Company’s ratios, in particular, to analyze on a consistent basis over time the performance of what it considers to be its core operations.

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

Reconciliation of GAAP to non-GAAP Measures (unaudited):

	2009			2008
(Dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Net earnings, as reported (GAAP)	$1,023	932	246	947	1,972
Non-operating items (net of 37% tax):
Securities losses (gains), net (a)	119	724	1,597	796	—
Gain on sale of premises and equipment	—	—	—	—	(675)
Correction of prior period accounting error	—	—	—	—	285
Operating net earnings	$1,142	1,656	1,843	1,743	1,582

Noninterest income (loss), as reported (GAAP)	$1,159	1,263	(89)	(224)	1,737
Non-operating items:
Securities losses (gains), net	189	758	2,123	1,263	—
Gain on sale of premises and equipment	—	—	—	—	(1,071)
Correction of prior period accounting error	—	—	—	—	452
Operating noninterest income	$1,348	2,021	2,034	1,039	1,118

Total Revenue, as reported (GAAP)	$5,821	5,782	4,436	4,260	6,330
Tax-equivalent adjustment	432	404	359	353	346
Non-operating items:
Securities losses (gains), net	189	758	2,123	1,263	—
Gain on sale of premises and equipment	—	—	—	—	(1,071)
Correction of prior period accounting error	—	—	—	—	452
Total Operating Revenue (tax-equivalent)	$6,442	6,944	6,918	5,876	6,057

Net interest income, as reported (GAAP)	$4,662	4,519	4,525	4,484	4,593
Tax-equivalent adjustment	432	404	359	353	346
Net interest income (tax-equivalent)	$5,094	4,923	4,884	4,837	4,939

(a)	Any losses for which no tax benefit is recorded are included at the gross amount.

Reconciliation of GAAP to non-GAAP Measures (unaudited):

	Nine months ended September 30
(Dollars in thousands, except per share amounts)	2009	2008
Net earnings, as reported (GAAP)	$2,201	5,690
Non-operating items (net of 37% tax):
Securities losses (gains), net (a)	2,440	(60)
Gain on sale of premises and equipment	—	(675)
Correction of prior period accounting error	—	285
Operating net earnings	$4,641	5,240

Noninterest income, as reported (GAAP)	$2,333	4,426
Non-operating items:
Securities losses (gains), net	3,070	(95)
Gain on sale of premises and equipment	—	(1,071)
Correction of prior period accounting error	—	452
Operating noninterest income	$5,403	3,712

Total Revenue, as reported (GAAP)	$16,039	17,812
Tax-equivalent adjustment	1,195	1,008
Non-operating items:
Securities losses (gains), net	3,070	(95)
Gain on sale of premises and equipment	—	(1,071)
Correction of prior period accounting error	—	452
Total Operating Revenue (tax-equivalent)	$20,304	18,106

Net interest income, as reported (GAAP)	$13,706	13,386
Tax-equivalent adjustment	1,195	1,008
Net interest income (tax-equivalent)	$14,901	14,394

(a)	Any losses for which no tax benefit is recorded are included at the gross amount.

Table 2 - Selected Quarterly Financial Data

2009	2008
(Dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Results of Operations
Net interest income (a)	$5,094	4,923	4,884	4,837	4,939
Less: tax-equivalent adjustment	432	404	359	353	346
Net interest income (GAAP)	4,662	4,519	4,525	4,484	4,593
Noninterest income (loss)	1,159	1,263	(89)	(224)	1,737
Total Revenue	5,821	5,782	4,436	4,260	6,330
Provision for loan losses	1,100	700	550	250	380
Noninterest expense	3,421	3,924	3,553	2,992	3,296
Income tax expense	277	226	87	71	682
Net earnings	$1,023	932	246	947	1,972

Per share data:
Basic and diluted net earnings
GAAP	$0.28	0.25	0.07	0.26	0.54
Operating (b)	0.31	0.45	0.51	0.48	0.43
Cash dividends declared	0.190	0.190	0.190	0.185	0.185
Weighted average shares outstanding:
Basic and diluted	3,644,097	3,644,491	3,646,827	3,658,193	3,677,509
Shares outstanding, at period end	3,644,097	3,644,097	3,644,957	3,646,947	3,676,836
Book value	$16.03	14.53	15.14	15.66	14.09
Common stock price
High	$29.99	30.00	26.40	23.97	25.00
Low	22.50	21.75	18.07	19.06	22.10
Period end:	24.40	28.50	21.00	20.10	24.00
To earnings ratio	28.05	x	25.22	x	15.22	11.10	11.82
To book value	152%	196%	139	128	170
Performance ratios:
Return on average equity
GAAP	7.64%	6.63%	1.70	7.25	14.42
Operating (b)	8.52%	11.77%	12.70	13.34	11.56
Return on average assets
GAAP	0.52%	0.46%	0.13	0.52	1.09
Operating (b)	0.58%	0.82%	0.95	0.96	0.88
Dividend payout ratio	67.86%	76.00%	271.43	71.15	34.26
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.42%	1.24%	1.21	1.19	1.19
Nonperforming loans	64%	720%	100	99	90
Nonperforming assets as a % of:
Loans and foreclosed properties	3.52%	1.53%	1.24	1.29	1.50
Total assets	1.75%	0.72%	0.58	0.64	0.72
Nonaccrual loans as a % of total loans	2.20%	0.17%	1.21	1.20	1.33
Net charge-offs as a % of average loans	0.31%	0.63%	0.45	0.09	0.23
Capital Adequacy:
Tier 1 risk-based capital ratio	13.70%	13.81%	13.76	14.23	14.54
Total risk-based capital ratio	14.88%	14.82%	14.74	15.22	15.50
Tier 1 Leverage Ratio	8.05%	7.89%	8.10	8.75	8.87
Other financial data:
Net interest margin (a)	2.74%	2.64%	2.72	2.84	2.91
Effective income tax rate	21.31%	19.52%	26.13	6.97	25.70
Efficiency ratio
GAAP	58.77%	67.87%	80.09	70.23	52.07
Operating (b)	53.10%	56.51%	51.36	50.92	54.42
Selected average balances:
Securities	$346,353	353,168	338,435	313,227	322,369
Loans, net of unearned income	377,170	374,465	372,702	360,822	348,093
Total assets	790,885	803,903	779,295	727,417	722,303
Total deposits	604,005	611,224	580,921	525,617	514,840
Long-term debt	118,355	120,997	123,365	126,499	125,906
Total stockholders’ equity	53,584	56,265	58,051	52,250	54,720
Selected period end balances:
Securities	$338,924	349,472	358,425	302,656	316,148
Loans, net of unearned income	385,448	373,221	374,185	369,162	354,908
Allowance for loan losses	5,458	4,646	4,532	4,398	4,226
Total assets	786,042	800,910	802,450	745,970	734,989
Total deposits	597,591	616,442	609,206	550,843	525,353
Long-term debt	118,355	118,358	123,363	123,368	128,372
Total stockholders’ equity	58,405	52,948	55,180	57,128	51,810

*	Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation.
(a)	Tax-equivalent. See “Explanation of Non-GAAP Financial Measures.”
(b)	Operating measures. See “Explanation of Non-GAAP Financial Measures.”

Table 3 - Selected Financial Data

Nine months ended September 30
(Dollars in thousands, except per share amounts)	2009	2008
Results of Operations
Net interest income (a)	$14,901	14,394
Less: tax-equivalent adjustment	1,195	1,008
Net interest income (GAAP)	13,706	13,386
Noninterest income (loss)	2,333	4,426
Total Revenue	16,039	17,812
Provision for loan losses	2,350	620
Noninterest expense	10,898	9,550
Income tax expense	590	1,952
Net earnings	$2,201	5,690

Per share data:
Basic and diluted net earnings
GAAP	$0.60	1.55
Operating (b)	1.27	1.42
Cash dividends declared	0.570	0.555
Weighted average shares outstanding:
Basic and diluted	3,645,128	3,679,820
Shares outstanding, at period end	3,644,097	3,676,836
Book value	$16.03	14.09
Common stock price
High	$30.00	25.00
Low	18.07	19.00
Period end:	24.40	24.00
To earnings ratio	28.05	x	11.82
To book value	152%	170
Performance ratios:
Return on average equity
GAAP	5.25%	13.74
Operating (b)	11.06%	12.65
Return on average assets
GAAP	0.37%	1.06
Operating (b)	0.78%	0.98
Dividend payout ratio	95.00%	35.81
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.42%	1.19
Nonperforming loans	64%	90
Nonperforming assets as a % of:
Loans and foreclosed properties	3.52%	1.50
Total assets	1.75%	0.72
Nonaccrual loans as a % of total loans	2.20%	1.33
Net charge-offs as a % of average loans	0.46%	0.20
Capital Adequacy:
Tier 1 risk-based capital ratio	13.70%	14.54
Total risk-based capital ratio	14.88%	15.50
Tier 1 Leverage Ratio	8.05%	8.87
Other financial data:
Net interest margin (a)	2.70%	2.87
Effective income tax rate	21.14%	25.54
Efficiency ratio
GAAP	67.95%	53.62
Operating (b)	53.67%	52.74
Selected average balances:
Securities	$346,014	323,556
Loans, net of unearned income	374,795	339,158
Total assets	791,403	714,941
Total deposits	598,802	518,348
Long-term debt	120,887	121,969
Total stockholders’ equity	55,949	55,221
Selected period end balances:
Securities	$338,924	316,148
Loans, net of unearned income	385,448	354,908
Allowance for loan losses	5,458	4,226
Total assets	786,042	734,989
Total deposits	597,591	525,353
Long-term debt	118,355	128,372
Total stockholders’ equity	58,405	51,810

*	Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation.
(a)	Tax-equivalent. See “Explanation of Non-GAAP Financial Measures.”
(b)	Operating measures. See “Explanation of Non-GAAP Financial Measures.”

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$380,902	$5,500	5.73%	$351,034	$5,571	6.31%
Securities - taxable	267,483	2,832	4.20%	258,610	3,299	5.07%
Securities - tax-exempt (2)	78,870	1,272	6.40%	63,759	1,017	6.35%

Total securities	346,353	4,104	4.70%	322,369	4,316	5.33%
Federal funds sold	10,073	6	0.24%	1,155	6	2.07%
Interest bearing bank deposits	963	0	0.00%	408	2	1.95%

Total interest-earning assets	738,291	$9,610	5.16%	674,966	$9,895	5.83%
Cash and due from banks	11,741			12,755
Other assets	40,853			34,582

Total assets	$790,885			$722,303

Interest-bearing liabilities:
Deposits:
NOW	$97,527	$246	1.00%	$76,213	$318	1.66%
Savings and money market	91,301	236	1.03%	95,088	390	1.63%
Certificates of deposits less than $100,000	149,327	1,144	3.04%	119,244	1,178	3.93%
Certificates of deposits and other time deposits of $100,000 or more	186,810	1,674	3.56%	151,181	1,689	4.44%

Total interest-bearing deposits	524,965	3,300	2.49%	441,726	3,575	3.22%
Short-term borrowings	11,211	14	0.50%	22,965	124	2.15%
Long-term debt	118,355	1,202	4.03%	125,906	1,257	3.97%

Total interest-bearing liabilities	654,531	$4,516	2.74%	590,597	$4,956	3.34%
Noninterest-bearing deposits	79,040			73,114
Other liabilities	3,730			3,872
Stockholders’ equity	53,584			54,720

Total liabilities and stockholders’ equity	$790,885			$722,303

Net interest income and margin		$5,094	2.74%		$4,939	2.91%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine months ended September 30
	2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$379,220	$16,276	5.74%	$341,938	$16,937	6.62%
Securities - taxable	273,088	9,084	4.45%	261,488	9,910	5.06%
Securities - tax-exempt (2)	72,926	3,516	6.45%	62,068	2,964	6.38%

Total securities	346,014	12,600	4.87%	323,556	12,874	5.31%
Federal funds sold	11,753	20	0.23%	3,593	59	2.19%
Interest bearing bank deposits	1,268	1	0.11%	539	13	3.22%

Total interest-earning assets	738,255	$28,897	5.23%	669,626	$29,883	5.96%
Cash and due from banks	15,066			13,023
Other assets	38,082			32,292

Total assets	$791,403			$714,941

Interest-bearing liabilities:
Deposits:
NOW	$92,065	$699	1.02%	$76,034	$1,120	1.97%
Savings and money market	91,844	791	1.15%	108,924	1,523	1.87%
Certificates of deposits less than $100,000	146,861	3,426	3.12%	104,446	3,512	4.49%
Certificates of deposits and other time deposits of $100,000 or more	190,220	5,413	3.80%	157,111	5,293	4.50%

Total interest-bearing deposits	520,990	10,329	2.65%	446,515	11,448	3.42%
Short-term borrowings	11,917	45	0.50%	15,616	263	2.25%
Long-term debt	120,887	3,622	4.01%	121,969	3,778	4.14%

Total interest-bearing liabilities	653,794	$13,996	2.86%	584,100	$15,489	3.54%
Noninterest-bearing deposits	77,812			71,833
Other liabilities	3,848			3,787
Stockholders’ equity	55,949			55,221

Total liabilities and stockholders’ equity	$791,403			$714,941

Net interest income and margin		$14,901	2.70%		$14,394	2.87%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2009			2008
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial, financial and agricultural	$54,350	52,397	52,463	53,883	51,117
Construction & land development	56,956	53,304	70,828	67,420	67,520
Real estate - mortgage:
Commercial	156,356	147,843	137,253	132,818	123,367
Residential	106,932	108,576	103,004	102,835	100,540
Consumer installment	11,065	11,330	10,887	12,463	12,663
Total loans	385,659	373,450	374,435	369,419	355,207
Less: unearned income	(211)	(229)	(250)	(257)	(299)
Loans, net of unearned income	385,448	373,221	374,185	369,162	354,908
Less: Allowance for loan losses	(5,458)	(4,646)	(4,532)	(4,398)	(4,226)
Loans, net	$379,990	368,575	369,653	364,764	350,682

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2009			2008
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Allowance for loan losses:
Balance at beginning of period	$4,646	4,532	4,398	4,226	4,049
Charge-offs:
Commercial, financial and agricultural	(128)	—	(276)	(5)	(111)
Construction & land development	—	(459)	—	—	—
Residential real estate - mortgage	(204)	(144)	(154)	(76)	(77)
Consumer installment	(10)	(23)	(11)	(7)	(50)
Total charge-offs	(342)	(626)	(441)	(88)	(238)
Recoveries	54	40	25	10	35
Net charge-offs	(288)	(586)	(416)	(78)	(203)
Provision for loan losses	1,100	700	550	250	380

Ending balance	$5,458	4,646	4,532	4,398	4,226

as a % of loans	1.42%	1.24	1.21	1.19	1.19
as a % of nonperforming loans	64%	720	100	99	90
Net charge-offs as a % of average loans	0.31%	0.63	0.45	0.09	0.23

Nonperforming assets:
Nonaccrual loans	$8,490	645	4,537	4,431	4,721
Other nonperforming assets
(primarily other real estate owned)	5,279	5,149	113	324	594
Total nonperforming assets	$13,769	5,794	4,650	4,755	5,315

as a % of loans and foreclosed properties	3.52%	1.53	1.24	1.29	1.50
as a % of total assets	1.75%	0.72	0.58	0.64	0.72
Nonaccrual loans as a % of total loans	2.20%	0.17	1.21	1.20	1.33
Accruing loans 90 days or more past due	$122	28	56	104	—

Table 8 - Allocation of Allowance for Loan Losses

	2009						2008
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial, financial and agricultural	$731	14.1	$526	14.0	$401	14.0	$417	14.6	$394	14.4
Construction and land development	1,292	14.8	816	14.3	918	18.9	873	18.3	874	19.0
Real estate - mortgage:
Commercial	1,209	40.5	1,333	39.6	1,215	36.7	1,175	36.0	1,091	34.7
Residential	1,762	27.7	1,712	29.1	1,452	27.5	1,430	27.8	1,408	28.3
Consumer installment	202	2.9	140	3.0	143	2.9	166	3.4	167	3.6
Unallocated	262		119		403		337		292
Total allowance for loan losses	$5,458	100.0	$4,646	100.0	$4,532	100.0	$4,398	100.0	$4,226	100.0

*	Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2009
Maturity of:
3 months or less	$32,226
Over 3 months through 6 months	38,686
Over 6 months through 12 months	54,068
Over 12 months	90,906

Total CDs and other time deposits of $100,000 or more	$215,886

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	—	—	162,113
August 1 – August 31	—	—	—	162,113
September 1 – September 30	—	—	—	162,113
Total	—	—	—	162,113

(1)	Based on trade date, not settlement date.
(2)

On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 200,000 shares of its common stock. As of September 30, 2009, approximately 162,113 shares were still authorized for purchase under the April 2008 authorization. The April 2008 authorization will expire February 28, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: November 16, 2009	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date: November 16, 2009	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial officer
(Principal Financial and Accounting Officer)