Form 10-K
period 2009-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2010-03-30
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $66,527,009 as of June 30, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,643,112 shares of common stock as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 11, 2010, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

PART I

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various of the statements made herein under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•

legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and rules and their application by our regulators, and changes in the scope and cost of FDIC insurance and other coverage;

•	changes in accounting policies, rules and practices;

•

the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•

the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•

the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•

the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•

other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

ITEM 1.	BUSINESS

Auburn National Bancorporation, Inc. (the “Company”) is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company was incorporated in Delaware in 1990, and in 1994 it succeeded its Alabama predecessor as the bank holding company controlling AuburnBank, an Alabama state member bank with its principal office in Auburn, Alabama (the “Bank”). The Company and its predecessor have controlled the Bank since 1984. As a bank holding company, the Company may diversify into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable laws, regulations and rules. The holding company structure also provides greater financial and operating flexibility than is presently permitted to the Bank.

The Bank has operated continuously since 1907 and currently conducts its business in East Alabama, including Lee County and surrounding areas. The Bank has been a member of the Federal Reserve System since April 1995 (the “Charter Conversion”). The Bank’s primary regulators are the Federal Reserve and the Alabama Superintendent of Banks (the “Alabama Superintendent”). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) since 1991.

General

The Company’s business is conducted primarily through the Bank and its subsidiaries. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company’s principal executive offices are located at 100 N. Gay Street, Auburn, Alabama 36830, and its telephone number at such address is (334) 821-9200. The Company maintains an Internet website at www.auburnbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included in, and are not part of, this report. The Company files annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. The SEC maintains an Internet site that contains reports, proxy, and other information Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.

The Bank has two direct, wholly-owned subsidiaries, with immaterial operations:

•	Banc of Auburn, Inc.
•	Auburn Mortgage Corporation

The Company directly owns all the common equity in one statutory trust, Auburn National Bancorporation Capital Trust I, an Alabama statutory trust, which was formed in 2003 for the purpose of issuing $7.0 million floating capital securities in order to repurchase the Bank’s outstanding common shares.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area (“PSA”). The Bank’s PSA includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 13 locations in its PSA. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com.

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

Selected Economic Data

As described above, the Bank’s PSA is primarily in Lee County. Outside of the Bank’s PSA, the Bank has a mortgage loan production office in Mountain Brook, a Birmingham suburb. Lee County’s population was approximately 133,010 in 2008, and has increased approximately 15.6% from 2000 to 2008. In 2008, the Auburn-Opelika Metropolitan Statistical Area (“MSA”), which includes Lee County, was named one of the fastest growing small MSAs in the nation by Forbes Magazine. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, and Briggs & Stratton.

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

Employees

At December 31, 2009, the Company and its subsidiaries had 154 full-time equivalent employees, including 33 officers.

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

The Federal Reserve has proposed guidelines for employee compensation to reduce incentives to take undue risks.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2009 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company’s fails to comply with these internal control rules, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, and the values of its securities. The Company’s assessment of its financial reporting controls as of December 31, 2009 are included elsewhere in this report with no material weaknesses reported.

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

During 2009, the Bank paid cash dividends of approximately $3.0 million to the Company.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal and state regulatory authorities are authorized to determine the payment of dividends would be an unsafe or unsound practice, and may prohibit such dividends. The Federal Reserve has indicated that paying dividends that deplete a state member bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends out of current year’s operating earnings.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2009 is included in “Note 18 to the Consolidated Financial Statements.”

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

Beginning in 2008, the Federal Reserve took various actions to increase market liquidity and reduce interest rates.

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

In addition, the Federal Reserve and the Treasury have jointly announced a Term Asset-Backed Securities Loan Facility (“TALF”) that will lend against AAA-rated asset-backed securities collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration. TALF is expiring on March 31, 2010, except for qualifying newly-issued commercial mortgage-backed securities (“CMBS”) which are scheduled to expire on June 30, 2010.

The Federal Reserve announced on November 28, 2008 that it was initiating a program to purchase the direct obligations of housing-related government-sponsored enterprises (GSEs) — Fannie Mae, Freddie Mac, and the Federal Home Loan Banks — and mortgage-backed securities (MBS) backed by Fannie Mae, Freddie Mac, and Ginnie Mae. This action was taken to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. In the week ending February 3, 2010, the Federal Reserve purchased a total of $17.63 billion agency MBS under this program. This program is set to expire on March 31, 2010.

Beginning October 6, 2008, the Federal Reserve began paying interest on depository institutions’ required and excess reserve balances. The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target rate established by the Federal Open Market Committee. The Federal Reserve has indicated that it may use this authority to implement a mandatory policy to reduce excess liquidity.

The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted.

FDIC Insurance Assessments

The Bank is subject to FDIC deposit insurance assessments. The Bank’s deposits are insured by the FDIC’s Deposit Insurance Fund (“DIF”). The Bank is subject to FDIC assessments for such deposit insurance, as well as assessments by the FDIC to pay interest on the Financing Corporation (“FICO”) bonds. During 2006 through 2008, the FDIC’s risk based deposit insurance assessments schedule ranged from zero to 43 basis points per annum. During 2007, the Bank paid no FDIC deposit insurance premiums and in 2008, the Bank paid approximately $226 thousand in FDIC deposit insurance premiums and the FDIC deposit insurance premiums paid were increased to approximately $1.2 million in 2009. FICO assessments of approximately $63 thousand, $60 thousand and $59 thousand were paid to the FDIC in 2009, 2008 and 2007, respectively.

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

Effective January 1, 2009, the FDIC has increased it deposit insurance assessment rates uniformly by 7 basis points annually for the first quarter 2009 assessment period. Annual rates applicable to the first quarter 2009 assessments, which will be collected at the end of June, are as follows:

Risk Category	First Quarter 2009 Assessment Rate	Second Quarter 2009 Assessment Rate
I	12 to 14 basis points	12 to 16 basis points
II	17 basis points	22 basis points
III	35 basis points	32 basis points
IV	50 basis points	45 basis points

The FDIC issued another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules. In addition, a one-time special assessment was imposed for the second quarter of 2009 only, based on the total assets of the Bank, and resulting in an additional $0.4 million of premium paid. The FDIC’s new rules include a decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) an increase for brokered deposits above a threshold amount. The new assessment rules increase assessments for banks that use brokered deposits above a threshold level to fund “rapid asset growth.” In 2009, the Bank paid $1.2 million in FDIC insurance premiums, including $0.4 million for a special industry-wide FDIC deposit insurance assessment. In addition, to restore the FDIC’s Deposit Insurance Fund, all FDIC-insured institutions were required to prepay their deposit premiums for 3 years. On December 30, 2009, the Bank prepaid $3.5 million of FDIC insurance premiums for the calendar quarters ending December 31, 2009 through December 31, 2012. Additionally, in January 2010, the FDIC issued an Advance Notice of Proposed Rulemaking seeking comment on ways that the FDIC’s risk-based deposit insurance assessment system could be changed to account for the risks posed by certain employee compensation programs.

FICO assessments are set by the FDIC quarterly and ranged from 1.22 basis points in the first quarter of 2007 to 1.14 basis points in the last quarter of 2007, 1.14 basis points in the first quarter of 2008 to 1.10 basis points in the last quarter of 2008, and 1.14 basis points in the first quarter of 2009 to 1.02 basis points in the last quarter of 2009. The FICO assessment rate for the first quarter of 2010 is 1.06 basis points.

Under the FDIC’s Temporary Liquidity Guarantee Program (the “TLG”), the entire amount in any eligible noninterest bearing transaction accounts will be guaranteed by the FDIC to the extent such balances are not covered by FDIC insurance. The TLG also provides FDIC guarantees to newly issued senior unsecured debt of banks and holding companies. The TLG debt guarantee program expired on December 31, 2009, and the Bank has not opted out from the extension of the transaction account guarantee program which is scheduled to expire on June 30, 2010. The Company and the Bank did not issue any guaranteed debt under TLG. Banks that participate in the TLG’s extended noninterest bearing transaction account guarantee program will pay the FDIC an increased fee of 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on FDIC-insured depository institutions. Legislation has been proposed to give the FDIC authority to impose charges for the TLG program upon depository institution holding companies, as well.

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

A new program for banks with assets under $10 billion of assets has been proposed as incentives for banks to increase their small business lending. This program may not be subject to various TARP restrictions. However, it is unclear if the proposal will be adopted by the Congress, and whether we will be able to participate in the new program or convert our current CPP investment. The requirements and constraints of this proposal are not yet known.

Lending Practices

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

The Guidance did not apply to the Bank’s CRE lending activities at year-end 2009. At December 31, 2009, the Bank had outstanding $56.8 million in construction and land development loans and $114.2 million in total CRE loans (excluding owner occupied), which represents approximately 87.6% and 176.0%, respectively, of the bank’s total risk-based capital at December 31, 2009. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as improvements in its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflect risk.

On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

• Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

• A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

• Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

The Treasury has issued extensive guidance on the scope and mechanics of various components of HASP. We continue to monitor these developments and assess their potential impact on our business.

Financial Regulatory Reform

Congress is considering extensive changes to the laws regulating financial services firms. In December 2009, the House of Representatives approved the “Wall Street Reform and Consumer Protection Act.” The Senate Banking Committee approved its own version, “Restoring American Financial Stability Act of 2010,” on March 22, 2010.

These bills seek to address risks to the economy and the financial system, especially those posed by large “systemically significant” financial firms, through a variety of measures, including regulatory oversight of nonbanking entities, increased capital requirements, enhanced authority to limit activities and growth, changes in supervisory authority, resolution authority for failed financial firms (and the establishment of a fund to pay for the costs financed by assessments on financial firms with more than $10 billion in assets), enhanced regulation of derivatives and asset-backed securities, restrictions on executive compensation, and oversight of credit rating agencies. Both bills currently contain versions of a new independent Consumer Financial Protection Agency (“CFPA”) that would regulate consumer financial services and products, including credit, savings and payment products to prevent “unfair, deceptive or abusive practices,” promote product “simplicity” and ensure “equal access” to financial products. The CFPA would have sole rulemaking and interpretive authority under existing and future consumer financial services laws and supervisory, examination and enforcement authority over institutions subject to its regulations. The bills would limit the ability of federal laws to preempt state and local law. If implemented, the foregoing regulatory reforms may have a material effect on our operations. However, the final legislation may differ significantly from the legislation currently being considered. The nature and timing of any financial services reform legislation and its final terms as well as its effects cannot be predicted and we cannot determine the scope and specific impact on our Company of regulatory reform at this time.

Additionally, in January 2010, the Administration announced plans to propose a “Financial Crisis Responsibility Fee” over a 10-year period on large financial firms to offset the cost of the U.S. Treasury’s Troubled Asset Relief Program. As currently outlined, we would not be subject to the fee because the size of our balance sheet will not exceed the $50 billion threshold established by the proposal. However, whether the fee will be implemented, and in what form, as well as its effects, are uncertain.

Legislative and Regulatory Changes

Various legislative and regulatory proposals regarding substantial changes in banking, and the regulation of banks, thrifts and other financial institutions, compensation, and the regulation of financial markets and their participants and financial instruments, and the regulators of all of these, as well as the taxation of these entities, are being considered by the executive branch of the Federal government, Congress and various state governments, including Alabama. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.

The current stresses on the financial system and the economy generally and the powers granted to the Treasury under EESA and the ARRA make the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable and subject to rapid changes.

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

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama have not been as adversely affected as various other areas of the country. Declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by various financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit have led to increased levels of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity. Failures have increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future, although our business has not been materially affected through December 31, 2009. A worsening of these conditions would likely increase the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

•

We expect to face further increased regulation of our industry as a result of various initiatives by the U.S. government. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities.

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

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2009, the amortized cost of the Bank’s investment in FHLB common stock, individual issuer trust preferred securities of financial institutions, and pooled trust preferred securities of other financial institutions was approximately $5.4 million, $3.4 million, and $0.3 million, respectively. In 2009, Silverton Bank, N.A., one of our correspondent banks, failed, which had a material adverse effect on our 2009 results of operations. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming asset take significant time and adversely affect our results of operations and financial condition.

At December 31, 2009, our nonaccrual loans totaled $9.4 million, or 2.49% of the loan portfolio. In addition, we had approximately $7.3 million of other real estate owned at December 31, 2009. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

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

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, may continue adversely affect us.

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median residential home price in Lee County for the quarter ended December 31, 2009 was $162,774, a decrease of 6.9% from the same quarter a year earlier. LCAR also reported that residential inventory at December 31, 2009 was 1,127 homes, a decrease of 2.3% from a year earlier. The average number of days on the market for the quarter ended December 31, 2009 was 166 days, a decrease of 2.9% from the same quarter last year. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates charged on mortgage loans have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or our results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

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

Our concentration of commercial real estate loans could result in further increased loan losses.

Commercial real estate (“CRE”) is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 55.9% of our portfolio in CRE loans at year-end 2009 and 53.2% at year-end 2008. The banking regulators continue to give CRE lending greater scrutiny, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

Higher cost of insuring our deposits.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC insurance premiums and guarantee fees in the future. Market developments have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the FDIC’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. The FDIC has also required all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which we paid on December 30, 2009.

We also participated in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participated in the TLG’s noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. TLG’s noninterest-bearing transaction deposit account guarantee program was scheduled to expire on December 31, 2009, but was extended to June 30, 2010. We have participated in the extended program. Institutions that participate in the extended program are required to pay an annualized fee of 15 to 25 basis points in accordance with their risk category rating assigned by the FDIC. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The increased premiums and TLG assessments charged by the FDIC increased our noninterest expense in 2009 and we expect that it will continue to increase our noninterest expense in 2010.

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

Our ability to realize our deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on

November 6, 2009. As of December 31, 2009, we had deferred tax assets of $3.7 million after we recorded $505,000 of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes may be further reduced under Section 382 of the Internal Revenue Code by an offering and/or other sales of our capital securities.

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

Our success depends on the general economic conditions in the geographic markets we serve in Alabama. The local economic conditions in our markets have a significant effect on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general, or in one or more of our local markets could negatively affect our results of operations and our profitability.

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

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

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

We regularly evaluate potential acquisitions and expansion opportunities. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches, or businesses, as well as other geographic and product expansion activities, involve various risks including:

•	risks of unknown or contingent liabilities;

•	unanticipated costs and delays;

•	risks that acquired new businesses will not perform consistent with our growth and profitability expectations;

•	risks of entering new markets or product areas where we have limited experience;

•	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

•	exposure to potential asset quality issues with acquired institutions;

•	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions;

•	potential disruptions to our business;

•	possible loss of key employees and customers of acquired institutions;

•	potential short-term decreases in profitability; and

•	diversion of our management’s time and attention from our existing operations and business.

We may engage in FDIC-assisted transactions, which could present additional risks to our business.

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present the risks of acquisitions, although generally, as well as some risks specific to these transactions. Although these FDIC-assisted transactions typically provide for FDIC assistance to an acquiror to mitigate certain risks, which may include loss-sharing, where the FDIC absorbs most losses on covered assets and provides some indemnity, we would be subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets, require us to raise additional capital, which may be dilutive to our existing shareholders. If we are unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, as our earnings and capital position improve, we may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

The Bank conducts its business from its main office and nine full-service branches. The Bank also has three mortgage loan offices located in Mountain Brook, Phenix City and Valley, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building has paved parking for 84 vehicles, including four handicapped spaces. The main office offers the full line of the Bank’s services and has two ATMs, including one walk-up ATM and one drive-through ATM. The Bank leases a drive-in facility located directly across the street from its main office. This drive-in facility has five drive-through lanes and a walk-up window.

The Bank’s Auburn Kroger branch was opened in August 1988 and is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama. The bank leases approximately 500 square feet of space for this branch. In September 2008, the Bank entered into a new lease agreement with the Kroger Corporation for five years with options for two 5-year extensions. This branch offers the full line of the Bank’s deposit and other services including an ATM, except safe deposit boxes.

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

The Bank’s Hurtsboro branch was opened in June 1999. This branch is located in Hurtsboro, Alabama, about 35 miles south of Auburn, Alabama. The Bank owns this branch, which has approximately 1,000 square feet of space. The Bank leases the land for this branch from a third party. In June 2009, the Bank’s land lease renewed for another year. This branch offers the full line of the Bank’s services including safe deposit boxes, a drive-through window and an ATM. This branch offers parking for approximately 12 vehicles, including a handicapped ramp.

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

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles south of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2009, the Bank’s land lease renewed for another year. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In November 2002, the Bank opened a mortgage loan office in Phenix City. The mortgage office is located in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2009, the Bank renewed its lease for another year. This office only offers mortgage loan services.

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

In September 2004, the Bank opened a mortgage loan office in Valley. The mortgage office is located in Valley, Alabama, about 30 miles northeast of Auburn, Alabama and has approximately 1,650 square feet of space. In January 2010, the Bank extended the lease agreement for another year. This office only offers mortgage loan services.

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

Additionally, the Company completed one purchases in 2006 and one purchase in 2007 for properties that adjoin the Bank’s main office location. These properties were acquired by the Company for purposes of future expansion.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 10 2010, there were approximately 3,643,112 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 434 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2009
First Quarter	$ 26.40	$ 18.07	$ 0.19
Second Quarter	30.00	21.75	0.19
Third Quarter	29.99	22.50	0.19
Fourth Quarter	25.98	18.93	0.19

2008
First Quarter	$ 24.50	$ 19.00	$ 0.185
Second Quarter	23.71	21.50	0.185
Third Quarter	25.00	22.10	0.185
Fourth Quarter	23.97	19.06	0.185

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

The following line-graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2004 to December 31, 2009, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2004). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Auburn National Bancorporation Inc.	100.00	110.66	148.21	115.64	109.40	110.82
Nasdaq Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Southeast Bank	100.00	102.36	120.03	90.42	36.60	36.75

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2009	1,000	$22.86	1,000	161,113
November 1 – November 30, 2009	—	—	—	161,113
December 1 – December 31, 2009	—	—	—	161,113
Total	1,000	$22.86	1,000	161,113

(1) Based on trade date, not settlement date.

(2) A total of 1,000 shares were purchased in privately negotiated transactions.

(3) On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 200 thousand shares of its common stock. As of December 31, 2009, 161,113 shares may yet be purchased under the April 2008 authorization. The April 2008 authorization expired on February 28, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

ITEM 6.	SELECTED FINANCIAL DATA

See Table 1 “Selected Financial Data” and general discussion of “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, which is included in Item 7.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2009 and 2008 and our results of operations for the years ended December 31, 2009, 2008, and 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to “Special Cautionary Notice Regarding Forward-Looking Statements.”

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported stockholders’ equity or net earnings during the periods involved.

OVERVIEW

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley, and Mountain Brook, Alabama.

Summary of Results of Operations

	Years ended December 31
(Dollars in thousands, except per share amounts)	2009	2008	2007
Net interest income (a)	$20,448	$19,231	$16,728
Less: tax-equivalent adjustment	1,633	1,361	1,123
Net interest income (GAAP)	18,815	17,870	15,605
Noninterest income	3,132	4,202	5,936
Total revenue	21,947	22,072	21,541
Provision for loan losses	5,250	870	23
Noninterest expense	14,633	12,542	12,360
Income tax (benefit) expense	(340)	2,023	2,240

Net earnings	$2,404	$6,637	$6,918

Basic and diluted earnings per share	$0.66	$1.81	$1.86

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $2.4 million, or $0.66 per share, for the full year 2009, compared to $6.6 million, or $1.81 per share, in 2008.

Total tax-equivalent net interest income increased 6% to a record $20.4 million in 2009 compared to $19.2 million in 2008, reflecting balance sheet growth. Average loans and loans held for sale increased 10% in 2009 from 2008 to $380.4 million. Average total deposits increased 15% in 2009 from 2008 to $596.4 million.

Credit quality deteriorated in 2009, when compared to 2008, due to continued economic stress and its impact on the residential real estate market. Although the Company’s level of net-charge-offs and nonperforming assets compare favorably to industry peers, the Company experienced an increase in both measures during 2009. Net charge-offs as a percentage of average loans were 0.84% in 2009, compared to 0.17% in 2008. At December 31, 2009, nonperforming assets were 2.15% of total assets, compared to 0.64% as of December 31, 2008. The increase in net charge-offs and nonperforming assets was primarily due to deterioration in the Company’s construction and land development loan portfolio. Continued weakness in the residential real estate market and the overall economy adversely affected the Company’s volume of nonperforming assets in 2009, and these economic conditions are expected to persist for the foreseeable future. The provision for loan losses was $5.3 million in 2009, compared to $0.9 million in 2008. Increases in nonperforming loans, net-charge offs and the overall risk profile of the loan portfolio were the primary reasons for the increase in the provision expense in 2009 when compared to 2008.

Noninterest income decreased $1.1 million, or 25%, in 2009 from 2008. This decrease primarily reflects increases in other-than-temporary impairment charges related to pooled trust preferred securities and an investment in the trust preferred securities and common stock of Silverton Financial Services, Inc., offset by increases in mortgage lending income during 2009 when compared to 2008. At December 31, 2009, the remaining amortized cost of pooled trust preferred securities was $0.3 million or 6% of its original amortized cost.

Noninterest expense increased $2.1 million, or 17%, in 2009 from 2008. This increase primarily reflects increases in FDIC insurance and other regulatory assessments, despite being assessed at the FDIC’s lowest rate because of the Company’s “well capitalized” status under current regulatory guidelines. Salaries and benefits expense also contributed to the increase as commissions paid to our mortgage originators increased due to increased origination volume in 2009 when compared to 2008. No cash incentive awards were accrued for Company and Bank officers in 2009.

In 2009, the Company paid cash dividends of $2.8 million, or $0.76 per share. The Company’s balance sheet remains strong and well capitalized under current regulatory guidelines with a total risk-based capital ratio of 14.98%, a tier one risk-based capital ratio of 13.73%, and a tier one leverage capital ratio of 8.13% at December 31, 2009.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, our assessment of other-than-temporary impairment, recurring and non-recurring fair value measurements, and the valuation of deferred tax assets, were critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

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

The Company maintains an unallocated amount for inherent factors that cannot be practically assigned to individual loan segments or categories. An example is the imprecision in the overall measurement process, in particular the volatility of the national and local economy.

The Company constantly re-evaluates its practices in determining the allowance for loan losses. For instance, in order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses by loan segment using a rolling 12 quarter historical period starting from the quarter ended September 30, 2009. Prior to September 30, 2009, the Company calculated average losses using a five year historical period.

Assessment for Other-Than-Temporary Impairment of Securities

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

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more likely than not that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

The Company assesses impairment for pooled trust preferred securities using a cash flow model. The key assumptions include default probabilities of the underlying collateral and recoveries on collateral defaults. These assumptions may have a significant effect on the determination of the present value of expected future cash flows and the resulting amount of other-than-temporary impairment. As such, the use of different models and assumptions, as well as changes in market conditions, could result in materially different net earnings and retained earnings results.

Fair Value Determination

GAAP requires management to value and present at fair value certain of the Company’s assets and liabilities, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, (SFAS No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to “Note 15 of the Consolidated Financial Statements.”

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

These assumptions may have a significant effect on the reported fair values of assets and liabilities and the related income and expense. As such, the use of different models and assumptions, as well as changes in market conditions, could result in materially different net earnings and retained earnings results.

Other Real Estate Owned

Other real estate owned (“OREO”), consists of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2009. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the we will realize the benefits of these deductible differences at December 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods are reduced.

Average Balance Sheet and Interest Rates

	Years ended December 31
	2009		2008		2007
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$380,434	5.75%	$347,176	6.47%	$304,389	7.56%
Securities - taxable	269,266	4.37%	258,160	5.11%	242,826	4.96%
Securities - tax-exempt	74,794	6.42%	62,801	6.37%	51,995	6.36%

Total securities	344,060	4.82%	320,961	5.36%	294,821	5.21%
Federal funds sold	10,138	0.23%	3,197	1.91%	5,539	4.98%
Interest bearing bank deposits	1,135	0.09%	511	2.74%	693	4.62%

Total interest-earning assets	735,767	5.23%	671,845	5.91%	605,442	6.39%

Deposits:
NOW	90,794	0.95%	75,461	2.08%	57,532	2.26%
Savings and money market	93,484	1.13%	103,379	1.76%	143,587	3.65%
Certificates of deposits less than $100,000	147,438	2.97%	110,592	4.23%	85,831	5.33%
Certificates of deposits and other time deposits of $100,000 or more	186,484	3.67%	157,830	4.44%	133,466	4.45%

Total interest-bearing deposits	518,200	2.54%	447,262	3.37%	420,416	4.06%
Short-term borrowings	10,790	0.51%	16,604	1.95%	12,727	4.72%
Long-term debt	120,248	4.01%	123,108	4.14%	93,278	4.60%

Total interest-bearing liabilities	649,238	2.78%	586,974	3.49%	526,421	4.17%

Net interest income and margin (a)	$20,448	2.78%	$19,231	2.86%	$16,728	2.76%

(a) Tax-equivalent. See “Table 1-Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

2009 vs. 2008 comparison

Tax-equivalent net interest income increased 6% in 2009 from 2008 due to balance sheet growth. Net interest margin decreased 8 basis points to 2.78%.

The tax-equivalent yield on total interest earning assets decreased 68 basis points in 2009 from 2008 to 5.23%. This decrease was comprised of a 72 basis point decrease in the yield on loans and loans held for sale to 5.75% and a 54 basis point decrease in the tax-equivalent yield on total securities to 4.82%.

The cost of total interest-bearing liabilities decreased 71 basis points in 2009 from 2008, to 2.78%. This decrease was comprised of an 83 basis point increase in the cost of total interest-bearing deposits to 2.54%, a 144 basis point decrease in the cost of short-term borrowings to 0.51% and a 13 basis point decrease in the cost of long-term debt to 4.01%.

2008 vs. 2007 comparison

Tax-equivalent net interest income increased 15% in 2009 from 2008 due to growth in the balance sheet and net interest margin expansion. Net interest margin increased 10 basis points to 2.86%.

The tax-equivalent yield on total interest earning assets decreased 48 basis points in 2008 from 2007 to 5.91%. This decrease was comprised of a 109 basis point decrease in the yield on loans and loans held for sale to 6.47%, which was offset by a 15 basis point increase in the tax-equivalent yield on total securities to 5.36%.

The cost of total interest-bearing liabilities decreased 68 basis points in 2008 from 2007, to 3.49%. This decrease was comprised of a 69 basis point decrease in the cost of total interest-bearing deposits to 3.37%, a 277 basis point decrease in the cost of short-term borrowings to 1.95% and a 46 basis point decrease in the cost of long-term debt to 4.14%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $5,250,000, $870,000, and $23,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The impact of continuing economic distress, specifically its impact on the residential construction market, contributed to the significant increase in year over year provisioning expense. Increases in nonperforming loans, net-charge offs and the overall risk profile of the loan portfolio were the primary reasons for the increase in the provision expense in 2009 when compared to 2008. The increases in nonperforming assets were caused primarily by deterioration in the Company’s construction and land development loan portfolio. The construction and land development loan portfolio has experienced weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures the Company’s construction and land development loan portfolio. The Company’s collateral for construction and land development loans is generally the primary source of repayment. As the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, the Company has increased its allowance for loan losses which has led to increased provision for loan losses in 2009 compared to 2008.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses increased from 1.19% at December 31, 2008 to 1.73% at December 31, 2009. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2009. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Years ended December 31
(Dollars in thousands)	2009	2008	2007
Service charges on deposit accounts	$1,243	$1,252	$1,302
Mortgage lending	4,048	1,694	2,235
Bank-owned life insurance	424	470	547
Securities (losses) gains, net	(3,703)	(1,168)	253
Other	1,120	1,954	1,599

Total noninterest income	$3,132	$4,202	$5,936

The major components of noninterest income are service charges on deposit accounts, mortgage lending income, income from bank-owned life insurance, securities (losses) gains, net, and other noninterest income. The following table presents a breakdown of the Company’s mortgage lending income for 2009, 2008 and 2007:

	Years ended December 31
(Dollars in thousands)	2009	2008	2007
Origination income	$3,702	$1,375	$1,896
Servicing fees, net	346	319	339

Total mortgage lending income	$4,048	$1,694	$2,235

The Company’s income from mortgage lending is primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing mortgage loans. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either release or retain the associated mortgage servicing rights (“MSRs”) when the loan is sold. Prior to January 1, 2009, the volume of loans sold servicing retained was not significant; therefore no servicing rights were capitalized. MSRs are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Servicing fee income is reported net of any related amortization expense.

2009 vs. 2008 comparison

Mortgage lending income was $4.0 million in 2009, compared to $1.7 million in 2008. Origination income, a component of mortgage lending income, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. Significantly increased volume and better pricing during 2009 when compared to 2008 contributed to higher mortgage lending income during 2009.

The total net loss on securities was $3.7 million in 2009, compared to $1.2 million in 2008. Gross realized losses of $6.6 million in 2009 primarily related to other-than-temporary impairment charges for trust preferred securities and an investment in the common stock of Silverton Financial Services, Inc. These losses were offset by gross realized gains of $2.9 million during the same period. Gross realized losses of $1.6 million in 2008 primarily related to other-than-temporary impairment for one pooled trust preferred security. These losses were offset by gross realized gains of $0.4 million during the same period.

Other noninterest income was $1.1 million in 2009, compared to $2.0 million in 2008. The decrease is primarily due to nonrecurring items included in 2008 totals. In 2008, other noninterest income was impacted by a $1.1 million gain related to the sale of certain real property. This was offset by a $0.5 million pre-tax charge in 2008 related to the correction of an accounting error in prior periods. Information concerning the correction of an accounting error is included in “Note 1 to the Consolidated Financial Statements.”

2008 vs. 2007 comparison

Mortgage lending income was $1.7 million in 2008, compared to $2.2 million in 2007. Decreased origination volume during 2008 when compared to 2007 contributed to the decrease in mortgage lending income during 2008.

The Company reported a net loss on securities of $1.2 million in 2008, compared to a net gain of $0.3 million in 2007. Gross realized losses of $1.6 million in 2008 primarily related to other-than-temporary impairment for one pooled trust preferred security. These losses were offset by gross realized gains of $0.4 million during the same period. Gross realized gains of $0.9 million in 2007 were offset by $0.6 million in gross losses during the same period.

Income generated from bank-owned life insurance was $470 thousand in 2008, a decrease of 14% from 2007. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are not taxable. As a result of downgrades related to mortgage-backed securities holdings, policy investment returns have underperformed as compared to 2007.

Other noninterest income was $2.0 million in 2008, compared to $1.6 million in 2008. The increase is primarily due to nonrecurring items included in 2008 totals. In 2008, other noninterest income was impacted by a $1.1 million gain related to the sale of certain real property. This was offset by a $0.5 million pre-tax charge in 2008 related to the correction of an accounting error in prior periods. Information concerning the correction of an accounting error is included in “Note 1 to the Consolidated Financial Statements.”

Noninterest Expense

	Years ended December 31
(Dollars in thousands)	2009	2008	2007
Salaries and benefits	$7,819	$7,278	$7,110
Net occupancy and equipment	1,500	1,314	1,267
Professional fees	799	511	621
FDIC and other regulatory assessments	1,322	358	117
Loss on prepayment of FHLB advances	—	—	313
Other	3,193	3,081	2,932

Total noninterest expense	$14,633	$12,542	$12,360

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, FDIC and other regulatory assessments, loss on prepayment of FHLB advances, and other noninterest expense.

2009 vs. 2008 comparison

Salaries and benefits expense was $7.8 million in 2009, compared to $7.3 million in 2008. The primary driver of the increase related to increases in commissions paid to our mortgage originators as a result of increased origination volume. Increases in normal annual officer and employee salaries and wages in 2009 were offset by a reduction in the payout related to the Company’s annual cash incentive awards. No cash incentive awards were accrued for Company and Bank officers in 2009.

Net occupancy and equipment expense was $1.5 million in 2009, compared to $1.3 million in 2008. The primary driver of the increase relates to start-up costs for a new branch that was opened in the first quarter of 2009 and the related increases in operating costs and depreciation expense.

Professional fees expense was $0.8 million in 2009, compared to $0.5 million in 2008. The increase primarily relates to increased costs of regulatory compliance, including Sarbanes-Oxley and other legislative and regulatory measures.

FDIC and other regulatory assessments expense was $1.3 million in 2009, compared to $0.4 million in 2008. This change was primarily a result of the significant increase in the Company’s FDIC insurance assessments in 2009, despite being assessed at the FDIC’s lowest rate because of the Company’s status as “well capitalized” under federal regulations. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, annual FDIC insurance costs were significantly higher for all insured depository institutions. Also, during the second quarter of 2009, a special assessment from the FDIC of approximately $0.4 million was accrued to provide additional reserves for the FDIC’s bank insurance fund. The Company anticipates more bank failures through the duration of this credit cycle resulting in higher assessments for all institutions.

2008 vs. 2007 comparison

Salaries and benefits expense was $7.3 million in 2008, compared to $7.1 million in 2008. The primary driver of the increase related to normal increases in salaries and benefits costs. These increases were partially offset by a decrease in commissions paid to our mortgage originators as a result of decreased origination volume in 2008 compared to 2007.

FDIC and other regulatory assessments expense was $358 thousand in 2008, compared to $117 thousand in 2007. This change was primarily a result of the increased annual insurance costs for all institutions, and the expiration of the Bank’s one-time FDIC insurance credit during the first quarter of 2008.

During 2007, the Company incurred a loss on the prepayment of Federal Home Loan Bank advances of $0.3 million in order to reposition the Company’s funding sources for asset liability management purposes.

Income Tax Expense

2009 vs. 2008 comparison

In 2009, the Company recorded an income tax benefit of $0.3 million, compared to income tax expense of $2.0 million in 2008. This change was primarily due to a decrease in the level of earnings before taxes relative to tax-exempt sources of income in 2009 when compared to 2008. The effective income tax benefit rate was 16.47% in 2009, compared to an effective income tax rate of 23.36%. The decrease in the effective tax rate from 2008 to 2009 was primarily due to a 76% decrease in earnings before taxes while tax-exempt sources of income remained relatively consistent in both years. Also reflected in the Company’s effective income tax benefit rate for 2009 was a change in valuation allowance of $0.5 million related to nondeductible capital losses and an income tax benefit of $0.3 million related to the correction of an accounting error in prior periods. Information concerning the correction of an accounting error is included in “Note 1 to the Consolidated Financial Statements.”

2008 vs. 2007 comparison

Income tax expense was $2.0 million in 2008, compared to $2.2 million in 2007. The Company’s effective tax rate decreased to 23.36% in 2008, compared to 24.46% in 2007. The decrease in the Company’s effective tax rate in 2008 was primarily driven by a decrease in earnings before taxes and an increase in tax-exempt interest income when compared to 2007.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $334.8 million and $302.7 million as of December 31, 2009 and 2008, respectively. The increase from December 31, 2008 was primarily due to growth in deposit funding and decreased loan demand. Unrealized net gains on securities available-for-sale were $0.2 million as of December 31, 2009 compared to unrealized net gains of $1.0 million as of December 31, 2008. The decrease in unrealized net gains of $0.8 million from December 31, 2008 was primarily due to changes in interest rates. The average tax-equivalent yields earned on total securities were 4.82% in 2009 and 5.36% in 2008.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2009 according to contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgage securities underlying the securities may be called or prepaid with or without penalty.

	December 31, 2009
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Total Fair Value

Agency obligations	$ —	—	42,626	47,594	90,220
Agency RMBS	—	—	5,261	153,381	158,642
State and political subdivisions	—	382	16,073	65,107	81,562
Trust preferred securities	—	—	—	1,463	1,463
Corporate debt	—	2,142	733	—	2,875

Total available-for-sale	$ —	2,524	64,693	267,545	334,762

Weighted average yield:
Agency obligations	—	—	3.27%	4.34%	3.83%
Agency RMBS	—	—	4.73%	4.48%	4.49%
State and political subdivisions	—	4.20%	4.16%	4.22%	4.21%
Trust preferred securities	—	—	—	4.54%	4.54%
Corporate debt	—	6.75%	6.02%	—	6.54%

Total available-for-sale	—	6.42%	3.64%	4.40%	4.27%

Loans
	December 31
(In thousands)	2009	2008	2007	2006	2005

Commercial, financial and agricultural	$ 53,884	$ 53,883	$ 50,797	$ 45,702	$ 44,103
Construction and land development	56,820	67,420	45,724	24,683	26,347
Real estate - mortgage:
Commercial	156,928	132,818	120,789	109,774	113,714
Residential	97,407	102,835	93,888	92,830	87,873
Consumer installment	11,236	12,463	11,525	9,328	10,315

Total loans	376,275	369,419	322,723	282,317	282,352
Less: unearned income	(172)	(257)	(312)	(334)	(293)

Loans, net of unearned income	$ 376,103	$ 369,162	$ 322,411	$ 281,983	$ 282,059

Total loans, net of unearned income, were $376.1 million as of December 31, 2009, an increase of $6.9 million, or 2%, from $369.2 million at December 31, 2008. The increase in loans, net of unearned income, is primarily due to growth in commercial real estate mortgage loans of $24.1 million, offset by a decrease in construction and land development loans and residential real estate mortgage loans of $10.6 million and $5.4 million, respectively. The increase in commercial real estate mortgage loans primarily reflects increased owner-occupied commercial real estate loans. Owner-occupied commercial real estate is similar in many ways to the Company’s commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

Four loan categories represented the majority of the loan portfolio as December 31, 2009. Commercial real estate mortgage loans represented 42%, residential real estate mortgage loans represented 26%, construction and land development loans represented 15% and commercial, financial and agricultural loans represented 14% of the Company’s total loans at December 31, 2009. Owner-occupied commercial real estate mortgage loans were approximately 26% of the Company’s total loan portfolio at December 31, 2009.

Within the residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $25.9 million, or 7%, and $27.9 million, or 8%, of total loans, net of unearned income at December 31, 2009 and 2008, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $5.8 million and $6.1 million required interest only payments at December 31, 2009 and 2008, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $9.4 million and $10.7 million as of December 31, 2009 and December 31, 2008, respectively. All purchased loan participations are underwritten by the Company and independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures as described in “CRITICAL ACCOUNTING POLICIES.”

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

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at December 31, 2009 and 2008.

	December 31,
(In thousands)	2009	2008

Lessors of 1-4 family residential properties	$ 34,961	25,966
Office buildings:
Owner occupied	15,740	16,631
Non-owner occupied	5,382	2,492

Total office buildings	21,122	19,123
Hotel/Motel(1) (all owner-occupied)	$ 17,114	11,090

(1) Loan concentration did not exceed 25% of total risk-based capital as of December 31, 2008.

The average yield earned on loans and loans held for sale was 5.75% in 2009 and 6.47% in the 2008.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2009 and 2008, respectively, the allowance for loan losses was $6.5 million and $4.4 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2009 is presented below.

	Year ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Allowance for loan losses:
Balance at beginning of period	$ 4,398	4,105	4,044	3,843	3,456
Charge-offs:
Commercial, financial and agricutural	(495)	(454)	(62)	(37)	(38)
Construction and land development	(2,088)	—	—	—	—
Commercial real estate - mortgage	—	—	—	—	(124)
Residential real estate - mortgage	(704)	(153)	(143)	(106)	(1)
Consumer installment	(61)	(98)	(45)	(46)	(193)

Total charge-offs	(3,348)	(705)	(250)	(189)	(356)
Recoveries:
Commercial, financial and agricutural	47	102	14	13	94
Construction and land development	50	—	—	—	—
Commercial real estate - mortgage	—	—	69	7	92
Residential real estate - mortgage	92	6	199	4	3
Consumer installment	6	20	6	36	69

Total recoveries	195	128	288	60	258
Net (charge-offs) recoveries	(3,153)	(577)	38	(129)	(98)
Provision for loan losses	5,250	870	23	330	485

Ending balance	$ 6,495	4,398	4,105	4,044	3,843

as a % of loans	1.73%	1.19	1.27	1.43	1.36
as a % of nonperforming loans	69%	99	918	5,617	3,558
Net charge-offs as a % of average loans	0.84%	0.17	(0.01)	0.05	0.13

As noted in the Company’s critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.73% at December 31, 2009, compared to 1.19% at December 31, 2008. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. At December 31, 2009, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 69%, compared to 99% at December 31, 2008. The decrease in this ratio was primarily due to an increase in nonperforming loans that the Company believes are well-collateralized based on current appraisals and other comparable sales data.

At December 31, 2009, the Company’s recorded investment in loans considered impaired was $9.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million. At December 31, 2008, the Company’s recorded investment in loans considered impaired was $4.3 million, with no corresponding valuation allowance. No valuation allowance was established for impaired loans at December 31, 2008 because the fair value of the collateral less estimated selling costs was greater than the Company’s recorded investment in the impaired loans.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2009 the Company had $16.6 million in nonperforming assets compared to $4.8 million at December 31, 2008. Included in nonperforming assets were nonperforming loans of $9.4 million and $4.4 million at December 31, 2009 and 2008, respectively. The increase in nonperforming asset balances during the year ended December 31, 2009 is primarily related to deterioration of the construction and land development loan portfolio due to weakened residential real estate market conditions.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31
(In thousands)	2009	2008	2007	2006	2005

Nonperforming assets:
Nonaccrual loans	$9,352	4,431	447	72	108
Other nonperforming assets (primarily other real estate owned)	7,292	324	98	—	—

Total nonperforming assets	$16,644	4,755	545	72	108

as a % of loans and foreclosed properties	4.34%	1.29	0.17	0.03	0.04
as a % of total assets	2.15%	0.64	0.08	0.01	0.02
Noperforming loans as a % of total loans	2.49%	1.20	0.14	0.03	0.04
Accruing loans 90 days or more past due	$5	104	4	—	—

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median residential home price in Lee County for the quarter ended December 31, 2009 was $162,774 thousand, a decrease of 6.9% from the same quarter a year earlier. LCAR also reported that residential inventory at December 31, 2009 was 1,127 homes, a decrease of 2.3% from a year earlier. The average number of days on the market for the quarter ended December 31, 2009 was 166 days, a decrease of 2.9% from the same quarter last year. Continued weakness in the residential real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets.

The table below provides information concerning the composition of nonaccrual loans at December 31, 2009 and 2008, respectively.

	December 31,
(In thousands)	2009	2008

Nonaccrual loans:
Construction and land development	$7,542	4,329
Real estate - mortgage:
Commercial	961	—
Residential	842	98
Consumer installment	7	4

Total nonaccrual loans / nonperfoming loans	$9,352	4,431

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2009, the Company had $9.4 million in loans on nonaccrual, compared to $4.4 million at December 31, 2008. Approximately $6.9 million of total nonaccrual loans at December 31, 2009 related to two construction and land development loans. One loan is secured by a completed residential condominium project located in the Company’s primary markets. The other loan is a purchased participation secured by partially developed land located near the Florida Gulf Coast. Of the remaining balance in nonaccrual loans at December 31, 2009, the average individual loan balance was approximately $197,000.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2009 and 2008, respectively, the Company had no accruing restructured loans.

The Company had $5 thousand and $104 thousand in loans 90 days past due and still accruing interest at December 31, 2009 and 2008, respectively.

The table below provides information concerning the composition of other real estate owned at December 31, 2009 and 2008, respectively.

	December 31,
(In thousands)	2009	2008

Other real estate owned:
Residential condo development	$4,329	—
New home construction	490	211
Developed lots	136	—
Undeveloped land	2,210	—
Other	127	113

Total other real estate owned	$7,292	324

The Company owned $7.3 million in other real estate, which we had acquired from borrowers at December 31, 2009, compared to $0.3 million at December 31, 2008. The increase in other real estate owned primarily relates to two properties with a total carrying value of $6.5 million at December 31, 2009. The first property is undeveloped land located near the Company’s primary markets. The second property is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on this property from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in other real estate owned. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as a FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, exceeds the Company’s recorded investment.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $16.8 million, or 4.5% of total loans outstanding, net of unearned income at December 31, 2009, compared to $3.9 million, or 1.1% of total loans outstanding, net of unearned income at December 31, 2008. The large increase in potential problem loans was caused by the downgrade of loans across all categories, but the majority of the increase relates to loans secured by residential and commercial real estate. Continued weakness in the residential real estate market and the overall economy has adversely affected the Company’s volume of potential problem loans, and these economic conditions are expected to persist for the foreseeable future.

The table below provides information concerning the composition of potential problem loans at December 31, 2009 and 2008, respectively.

	December 31,
(In thousands)	2009	2008

Potential problem loans:
Commercial, financial, and agricultural	$1,771	795
Construction and land development	1,682	55
Real estate - mortgage:
Commercial	5,659	177
Residential	7,502	2,853
Consumer installment	198	73

Total potential problem loans	$16,812	3,953

At December 31, 2009, the average individual loan balance of loans classified as potential problem loans was $141 thousand. At December 31, 2009, approximately $2.3 million or 13.5% of total potential problem loans were past due at least 30 but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2009 and 2008, respectively.

	December 31,
(In thousands)	2009	2008

Performing loans past due 30 to 90 days:
Commercial, financial, and agricultural	$339	510
Construction and land development	137	14
Real estate - mortgage:
Commercial	1,048	—
Residential	1,626	1,300
Consumer installment	46	87

Total performing loans past due 30 to 90 days	$3,196	1,911

Deposits
	December 31
(Dollars in thousands)	2009	2008

Non-interest bearing demand	$76,497	78,013
NOW	84,297	82,945
Money market	82,433	67,322
Savings	21,302	19,304
Certificates of deposit under $100,0000	114,399	102,731
Certificates of deposit and other time deposits of $100,000 or more	200,481	200,528

Total deposits	$579,409	550,843

Total deposits were $579.4 million and $550.8 million at December 31, 2009 and 2008, respectively. The increase of $28.6 million in total deposits from December 31, 2008 was largely due to increases of $15.1 million and $11.7 million, respectively, in money market accounts and certificates of deposit (“CDs”) less than $100,000. The increase in money market accounts primarily relates to increases in public depositor account balances and the increase in CDs less than $100,000 reflects increases in new customer accounts during 2009.

The average rates paid on total interest-bearing deposits were 2.54% in 2009 and 3.37% in 2008. Noninterest bearing deposits were 13% and 14% of total deposits as of December 31, 2009 and 2008, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal fund lines totaling $34.0 million with $12.5 million outstanding at December 31, 2009, compared to $46.0 million with none outstanding at December 31, 2008. The decrease in federal funds lines is primarily due to the discontinuance of a $16.0 million federal funds line provided by Silverton Bank, which failed on May 1, 2009. The Company has reviewed all available sources of liquidity and believes the current level of available federal funds lines is sufficient. Securities sold under agreements to repurchase totaled $3.5 million at December 31, 2009, compared to 10.9 million at December 31, 2008. The decrease in securities sold under agreements to repurchase reflects decreases in interest rates and related shifts as customers sought more yield in a low interest rate environment.

The average rates paid on short-term borrowings were 0.51% in 2009 and 1.95% in 2008. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the three-year period ended December 31, 2009 is included in “Note 8 to the Consolidated Financial Statements.”

Long-term debt included FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $86.1 and $91.2 million in long-term FHLB advances at December 31, 2009 and 2008, respectively. The Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at December 31, 2009 and 2008, respectively.

The average rates paid on long-term debt were 4.01% in 2009 and 4.14% in 2008.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $56.2 million and $57.1 million as of December 31, 2009 and 2008, respectively. The decrease from December 31, 2008 was primarily a result of cash dividends of $2.8 million and an other comprehensive loss of $0.5 million due to changes in unrealized gains (losses) on securities available-for-sale, net. This decrease was offset by net earnings of $2.4 million.

The Company’s Tier 1 leverage ratio was 8.13%, Tier 1 risk-based capital ratio was 13.73% and Total risk-based capital ratio was 14.98% at December 31, 2009. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

The dollar difference between rate sensitive assets and liabilities for a given period of time is referred to as the rate sensitive gap (“GAP”). A GAP ratio is calculated by dividing rate sensitive assets by rate sensitive liabilities. Due to the nature of the Bank’s balance sheet structure and our market approach to pricing our liabilities, management and the Board of Directors recognize that achieving a perfectly matched GAP position in any given time frame would be extremely rare. ALCO has determined that an acceptable level of interest rate risk would be for net interest income to fluctuate no more than 10.0% given a change in selected interest rates of up or down 200 basis points over any 12-month period. Using an increase of 200 basis points and a decrease of 200 basis points, at December 31, 2009, the Bank’s net interest income would decrease approximately 4.53% in a falling rate environment and would increase approximately 0.22% in a rising rate environment. Interest rate scenario models are prepared using software created and licensed by a third party.

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

The interest sensitive assets at December 31, 2009 that reprice or mature within 12 months were $298.1 million, while the interest sensitive liabilities that reprice or mature within the same time frame were $420.5 million. At December 31, 2009, the 12 month cumulative GAP position was a negative $122.4 million, resulting in a GAP ratio of interest sensitive assets to interest sensitive liabilities of 71%. This negative GAP indicates that the Company has more interest-bearing liabilities than interest-earning assets that reprice within the GAP period. For additional information, see Table 11 – “Sensitivities to Changes in Interest Rates.” ALCO realizes that GAP is limited in scope since it does not capture all the options of repricing opportunities in the balance sheet. Therefore, ALCO places its emphasis on income at risk and economic value of equity measurements.

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2009 and 2008, the Company had not entered into any derivative contracts to assist in managing our interest rate sensitivity.

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

Currently, the Company’s income exposure to changes in interest rates is relatively low. The Company measures this exposure based on a gradual increase or decrease in interest rates of 200 basis points. Given this scenario, the Company had, at year-end, a greater exposure to falling rates, as interest rates on interest-bearing liabilities are essentially floored. However, management has utilized interest rate floors as loans re-price in order to lock in the current spread between interest-bearing assets and interest-bearing liabilities. Despite this exposure to falling rates, the Company believes it is more-likely-than-not that interest rates will increase during the next twelve months.

The following chart reflects the Company’s sensitivity to changes in interest rates as of December 31, 2009. Numbers are based on the December balance sheet and assume paydowns and maturities of both assets and liabilities are reinvested based on growth assumptions provided by the Company. The same growth and interest rate assumptions are used in the base, up 200 basis points, and down 200 basis points scenarios.

INTEREST RATE RISK

Income Sensitivity Summary

Interest Rate Scenario

(Dollars in thousands)

	-200 BP	Base	+200 BP
Year 1 Net Interest Income	$19,112	$20,019	$20,063
$ Change Net Interest Income	(907)	--	44
% Change Net Interest Income	(4.53)%	--	0.22%

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

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Also, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates, or market and competitive conditions. See Table 11 – “Sensitivities to Changes in Interest Rates.”

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2009, the Bank had an available line of credit with the FHLB totaling $230.8 million, with $86.1 million outstanding. As of December 31, 2009, the Bank also had $34.0 million of federal funds lines, with $12.5 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2009, which by their terms have contractual maturity and termination dates subsequent to December 31, 2009:

	Payments due by period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Contractual obligations:
Deposit maturities (1)	$579,409	457,335	63,946	42,375	15,753
Long-term debt	118,349	15,018	33,036	25,036	45,259
Operating lease obligations	404	179	198	27	—

Total	$698,162	472,532	97,180	67,438	61,012

(1)	Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the less than one year category.

Management believes the Company’s and the Bank’s sources of liquidity are adequate to meet loan demand, operating needs, and deposit withdrawal requirements.

Off-Balance Sheet Arrangements

At December 31, 2009, the Bank had outstanding standby letters of credit of $8.1 million and unfunded loan commitments outstanding of $46.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncements were issued by the FASB, but are not yet effective:

•	Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140); and

•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)); and

•	ASU 2010-6, Improving Disclosures about Fair Value Measurements.

Information about these pronouncements is described in more detail below.

ASU 2009-16, Accounting for Transfers of Financial Assets (SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), modifies certain guidance contained in FASB ASC 860, Transfers and Servicing. This standard eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. SFAS No. 166 addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest. SFAS No. 166 also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. Adoption of this standard is not expected to have a significant impact on the consolidated financial statements of the Company, given the Company’s current involvement in financial asset transfer activities.

ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), amends several key consolidation provisions related to variable interest entities (“VIEs”), which are included in FASB ASC 810, Consolidation. First, the scope of FAS 167 includes entities that are currently designated as QSPEs. Second, FAS 167 changes the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under existing rules, the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The guidance in FAS 167 identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, FAS 167 requires companies to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. SFAS No. 167 is effective for the Company as of January 1, 2010, and applies to all current QSPEs and VIEs, and VIEs created after the effective date. Adoption of this standard is not expected to have a significant impact on the consolidated financial statements of the Company.

ASU 2010-6, Improving Disclosures about Fair Value Measurements, changes the disclosure requirements for fair value measurements. This Update requires Companies to disclose significant transfers in and out of Level 1 and 2 of the fair value hierarchy, whereas existing rules only require the disclosure of transfers in and out of Level 3. Additionally, in the rollforward of Level 3 activity, the Update requires the presentation of information on purchases, sales, issuances and settlements on a gross basis, whereas existing rules only require presentation on a net basis for these activities. The Update also clarifies that fair value measurement disclosures should be presented for each class of assets and liabilities. A class is typically a subset of a line item in the statement of financial position. The Update requires additional information about the valuation techniques used and inputs used to measure fair value both for recurring and nonrecurring instruments classified as either Level 2 or Level 3. ASU 2010-6 is effective for the Company in the first quarter of 2010 with prospective application, except for the new requirement related to the Level 3 rollforward. Gross presentation in the Level 3 rollforward is effective for the Company in the first quarter of 2011 with prospective application. The Company’s adoption of the Update will not affect the Company’s consolidated financial results since it amends only the disclosure requirements for fair value measurements.

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

	2009				2008
(in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net interest income (GAAP)	$5,109	4,662	4,519	4,525	4,484	4,593	4,472	4,321
Tax-equivalent adjustment	438	432	404	359	353	346	341	321

Net interest income (Tax-equivalent)	$5,547	5,094	4,923	4,884	4,837	4,939	4,813	4,642

				Years ended December 31
(In thousands)				2009	2008	2007	2006	2005

Net interest income (GAAP)				$18,815	17,870	15,605	14,923	14,882
Tax-equivalent adjustment				1,633	1,361	1,123	1,033	956

Net interest income (Tax-equivalent)				$20,448	19,231	16,728	15,956	15,838

Table 2 - Selected Financial Data

Years ended December 31
(Dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005

Income statement
Tax-equivalent interest income (a)	$38,467	39,722	38,670	35,601	31,159
Total interest expense	18,019	20,491	21,942	19,645	15,321

Tax equivalent net interest income (a)	20,448	19,231	16,728	15,956	15,838

Provision for loan losses	5,250	870	23	330	485
Total noninterest income	3,132	4,202	5,936	5,505	5,430
Total noninterest expense	14,633	12,542	12,360	11,201	11,148

Net earnings before income taxes and tax-equivalent adjustment	3,697	10,021	10,281	9,930	9,635
Tax-equivalent adjustment	1,633	1,361	1,123	1,033	956
Income tax (benefit) expense	(340)	2,023	2,240	2,312	2,209

Net earnings	$2,404	6,637	6,918	6,585	6,470

Per share data:
Basic and diluted net earnings	$0.66	1.81	1.86	1.74	1.69
Cash dividends declared	$0.76	0.74	0.70	0.64	0.58
Weighted average shares outstanding
Basic	3,644,691	3,674,384	3,716,427	3,777,721	3,830,002
Diluted	3,644,691	3,674,384	3,716,427	3,778,055	3,830,794
Shares outstanding	3,643,117	3,646,947	3,681,809	3,743,787	3,795,016
Book value	$15.42	15.66	14.40	12.93	11.58
Common stock price
High	$30.00	25.00	30.00	28.89	24.50
Low	18.07	19.00	21.30	21.50	20.00
Period-end	$19.69	20.10	21.95	28.89	22.14
To earnings ratio	29.39	x	11.10	11.80	16.60	13.10
To book value	128%	128	152	223	191
Performance ratios:
Return on average equity	4.23%	12.18	13.50	14.66	14.26
Return on average assets	0.31%	0.92	1.06	1.06	1.08
Dividend payout ratio	115.15%	40.88	37.63	36.78	34.32
Average equity to average assets	7.21%	7.59	7.88	7.20	7.56
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.73%	1.19	1.27	1.43	1.36
Nonperforming loans	69%	99	918	5,617	3,558
Nonperforming assets as a % of:
Loans and foreclosed properties	4.34%	1.29	0.17	0.03	0.04
Total assets	2.15%	0.64	0.08	0.01	0.02
Nonperforming loans as % of loans	2.49%	1.20	0.14	0.03	0.04
Net charge-offs (recoveries) as a % of average loans	0.84%	0.17	(0.01)	0.05	0.13
Capital Adequacy:
Tier 1 risk-based capital ratio	13.73%	14.23	15.09	15.59	15.73
Total risk-based capital ratio	14.98%	15.22	16.12	16.68	16.83
Tier 1 Leverage ratio	8.13%	8.75	9.02	9.22	9.10
Other financial data:
Net interest margin (a)	2.78%	2.86	2.76	2.73	2.80
Effective income tax (benefit) expense rate	(16.47)%	23.36	24.46	25.99	25.45
Efficiency ratio (b)	62.06%	53.52	54.54	52.19	52.42
Selected period end balances:
Securities	$334,762	302,656	318,373	301,937	274,961
Loans, net of unearned income	376,103	369,162	322,411	281,983	282,059
Allowance for loan losses	6,495	4,398	4,105	4,044	3,843
Total assets	773,382	745,970	688,659	635,126	608,154
Total deposits	579,409	550,843	492,585	469,648	454,995
Long-term debt	118,349	123,368	115,386	90,404	105,422
Total stockholders’ equity	56,183	57,128	53,018	48,418	43,954

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Selected Quarterly Financial Data

2009	2008
(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Tax-equivalent interest income (a)	$9,570	9,610	9,652	9,635	9,839	9,895	9,928	10,060
Total interest expense	4,023	4,516	4,729	4,751	5,002	4,956	5,115	5,418

Tax equivalent net interest income (a)	5,547	5,094	4,923	4,884	4,837	4,939	4,813	4,642

Provision for loan losses	2,900	1,100	700	550	250	380	180	60
Total noninterest income (loss)	799	1,159	1,263	(89)	(224)	1,737	1,316	1,373
Total noninterest expense	3,735	3,421	3,924	3,553	2,992	3,296	3,105	3,149

Net earnings before income taxes and tax-equivalent adjustment	(289)	1,732	1,562	692	1,371	3,000	2,844	2,806
Tax-equivalent adjustment	438	432	404	359	353	346	341	321
Income tax (benefit) expense	(930)	277	226	87	71	682	636	634

Net earnings	$203	1,023	932	246	947	1,972	1,867	1,851

Per share data:
Basic and diluted net earnings	$0.06	0.28	0.26	0.07	0.26	0.54	0.51	0.50
Cash dividends declared	$0.19	0.190	0.190	0.190	0.185	0.185	0.185	0.185
Weighted average shares outstanding
Basic and diluted	3,643,395	3,644,097	3,644,491	3,646,827	3,658,193	3,677,509	3,680,144	3,681,809
Shares outstanding	3,643,117	3,644,097	3,644,097	3,644,957	3,646,947	3,676,836	3,677,823	3,681,809
Book value	$15.42	16.03	14.53	15.14	15.66	14.09	14.51	15.29
Common stock price
High	$25.98	29.99	30.00	26.40	23.97	25.00	23.71	24.50
Low	18.93	22.50	21.75	18.07	19.06	22.10	21.50	19.00
Period-end	$19.69	24.40	28.50	21.00	20.10	24.00	22.10	22.00
To earnings ratio	29.39	x	28.05	25.22	15.22	11.10	11.82	11.28	11.52
To book value	128%	152	196	139	128	170	152	144
Performance ratios:
Return on average equity	1.37%	7.64	6.63	1.70	7.25	14.42	13.09	13.74
Return on average assets	0.10%	0.52	0.46	0.13	0.52	1.09	1.02	1.06
Dividend payout ratio	316.67%	67.86	73.08	271.43	71.15	34.26	36.27	37.00
Average equity to average assets	7.63%	6.78	7.00	7.45	7.18	7.58	7.79	7.71
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.73%	1.42	1.24	1.21	1.19	1.19	1.17	1.23
Nonperforming loans	69%	64	720	100	99	90	82	88
Nonperforming assets as a % of :
Loans and foreclosed properties	4.34%	3.52	1.53	1.24	1.29	1.50	1.55	1.52
Total assets	2.15%	1.75	0.72	0.58	0.64	0.72	0.73	0.69
Nonperforming loans as % of loans	2.49%	2.20	0.17	1.21	1.20	1.33	1.43	1.40
Net charge-offs (recoveries) as % of average loans	1.95%	0.31	0.63	0.45	0.09	0.23	0.24	0.11
Capital Adequacy:
Tier 1 risk-based capital ratio	13.73%	13.70	13.81	13.77	14.23	14.54	14.59	14.64
Total risk-based capital ratio	14.98%	14.88	14.82	14.75	15.22	15.50	15.53	15.60
Tier 1 Leverage ratio	8.13%	8.05	7.89	8.10	8.75	8.87	8.67	8.82
Other financial data:
Net interest margin (a)	3.02%	2.74	2.64	2.72	2.84	2.91	2.85	2.85
Effective income tax rate	NM	%	21.31	19.52	26.13	6.97	25.70	25.41	25.51
Efficiency ratio (b)	58.86%	54.71	63.43	74.10	64.86	49.37	50.66	52.35
Selected period end balances:
Securities	$334,762	338,924	349,472	358,425	302,656	316,148	323,706	322,843
Loans, net of unearned income	376,103	385,448	373,221	374,185	369,162	354,908	345,308	331,083
Allowance for loan losses	6,495	5,458	4,646	4,532	4,398	4,226	4,049	4,074
Total assets	773,382	786,042	800,910	802,450	745,970	734,989	731,306	728,906
Total deposits	579,409	597,591	616,442	609,206	550,843	525,353	540,492	537,443
Long-term debt	118,349	118,355	118,358	123,363	123,368	128,372	123,377	123,381
Total stockholders’ equity	56,183	58,405	52,948	55,180	57,128	51,810	53,352	56,292

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 4 - Average Balance and Net Interest Income Analysis

	Years ended December 31
	2009			2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$380,434	$21,864	5.75%	$347,176	$22,447	6.47%	$304,389	$23,016	7.56%
Securities - taxable	269,266	11,775	4.37%	258,160	13,199	5.11%	242,826	12,038	4.96%
Securities - tax-exempt (2)	74,794	4,804	6.42%	62,801	4,001	6.37%	51,995	3,308	6.36%

Total securities	344,060	16,579	4.82%	320,961	17,200	5.36%	294,821	15,346	5.21%
Federal funds sold	10,138	23	0.23%	3,197	61	1.91%	5,539	276	4.98%
Interest bearing bank deposits	1,135	1	0.09%	511	14	2.74%	693	32	4.62%

Total interest-earning assets	735,767	38,467	5.23%	671,845	39,722	5.91%	605,442	38,670	6.39%
Cash and due from banks	14,172			13,132			13,063
Other assets	37,930			33,100			31,903

Total assets	$787,869			$718,077			$650,408

Interest-bearing liabilities:
Deposits:
NOW	$90,794	859	0.95%	$75,461	1,569	2.08%	$57,532	1,301	2.26%
Savings and money market	93,484	1,054	1.13%	103,379	1,819	1.76%	143,587	5,243	3.65%
Certificates of deposits less than $100,000	147,438	4,377	2.97%	110,592	4,676	4.23%	85,831	4,575	5.33%
Certificates of deposits and other time deposits of $100,000 or more	186,484	6,849	3.67%	157,830	7,011	4.44%	133,466	5,933	4.45%

Total interest-bearing deposits	518,200	13,139	2.54%	447,262	15,075	3.37%	420,416	17,052	4.06%
Short-term borrowings	10,790	55	0.51%	16,604	324	1.95%	12,727	601	4.72%
Long-term debt	120,248	4,825	4.01%	123,108	5,092	4.14%	93,278	4,289	4.60%

Total interest-bearing liabilities	649,238	18,019	2.78%	586,974	20,491	3.49%	526,421	21,942	4.17%
Noninterest-bearing deposits	78,244			72,914			71,201
Other liabilities	3,580			3,715			1,544
Stockholders’ equity	56,807			54,474			51,242

Total liabilities and stockholders’ equity	$787,869			$718,077			$650,408

Net interest income and margin		$20,448	2.78%		$19,231	2.86%		$16,728	2.76%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Volume and Rate Variance Analysis

	Years ended December 31, 2009 vs. 2008			Years ended December 31, 2008 vs. 2007
	Net Change	Due to change in		Net Change	Due to change in
(Dollars in thousands)		Rate (2)	Volume (2)		Rate (2)	Volume (2)

Interest Income:
Loans and loans held for sale	$(583)	(2,494)	1,911	$(569)	(3,335)	2,766
Securities - taxable	(1,424)	(1,910)	486	1,161	377	784
Securities - tax-exempt (1)	803	33	770	693	5	688

Total securities	(621)	(1,877)	1,256	1,854	382	1,472
Federal funds sold	(38)	(54)	16	(215)	(170)	(45)
Interest bearing bank deposits	(13)	(14)	1	(18)	(13)	(5)

Total interest income	$(1,255)	(4,439)	3,184	$1,052	(3,136)	4,188

Interest expense:
Deposits:
NOW	$(710)	(855)	145	$268	(105)	373
Savings and money market	(765)	(654)	(111)	(3,424)	(2,717)	(707)
Certificates of deposits less than $100,000	(299)	(1,393)	1,094	101	(946)	1,047
Certificates of deposits and other time deposits of $100,000 or more	(162)	(1,214)	1,052	1,078	(4)	1,082

Total interest-bearing deposits	(1,936)	(4,116)	2,180	(1,977)	(3,772)	1,795
Short-term borrowings	(269)	(240)	(29)	(277)	(353)	76
Long-term debt	(267)	(153)	(114)	803	(431)	1,234

Total interest expense	(2,472)	(4,509)	2,037	(1,451)	(4,556)	3,105

Net interest income	$1,217	70	1,147	$2,503	1,420	1,083

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 6 - Loan Portfolio Composition

	December 31
(In thousands)	2009	2008	2007	2006	2005

Commercial, financial and agricultural	$53,884	53,883	50,797	45,702	44,103
Construction & land development	56,820	67,420	45,724	24,683	26,347
Real estate - mortgage:
Commercial	156,928	132,818	120,789	109,774	113,714
Residential	97,407	102,835	93,888	92,830	87,873
Consumer installment	11,236	12,463	11,525	9,328	10,315

Total loans	376,275	369,419	322,723	282,317	282,352
Less: unearned income	(172)	(257)	(312)	(334)	(293)

Loans, net of unearned income	376,103	369,162	322,411	281,983	282,059
Less: allowance for loan losses	(6,495)	(4,398)	(4,105)	(4,044)	(3,843)

Loans, net	$369,608	364,764	318,306	277,939	278,216

Table 7 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2008
(Dollars in thousands)	1 year or less	1 to 5 years	After 5 years	Total	Adjustable Rate	Fixed Rate	Total

Commercial, financial and agricultural	$30,577	19,657	3,650	53,884	$32,946	20,938	53,884
Construction & land development	48,475	5,111	3,234	56,820	39,603	17,217	56,820
Real estate - mortgage:
Commercial	12,361	139,679	4,888	156,928	35,770	121,158	156,928
Residential	12,851	31,988	52,568	97,407	54,893	42,514	97,407
Consumer installment	4,563	6,000	673	11,236	1,260	9,976	11,236

Total loans	$108,827	202,435	65,013	376,275	$164,472	211,803	376,275

Table 8 - Allowance for Loan Losses and Nonperforming Assets

	Years ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005
Allowance for loan losses:
Balance at beginning of period	$4,398	4,105	4,044	3,843	3,456
Charge-offs:
Commercial, financial and agricultural	(495)	(454)	(62)	(37)	(38)
Construction and land development	(2,088)	—	—	—	—
Commercial real estate - mortgage	—	—	—	—	(124)
Residential real estate - mortgage	(704)	(153)	(143)	(106)	(1)
Consumer installment	(61)	(98)	(45)	(46)	(193)

Total charge-offs	(3,348)	(705)	(250)	(189)	(356)

Recoveries:
Commercial, financial and agricultural	47	102	14	13	94
Construction and land development	50	—	—	—	—
Commercial real estate - mortgage	—	—	69	7	92
Residential real estate - mortgage	92	6	199	4	3
Consumer installment	6	20	6	36	69

Total recoveries	195	128	288	60	258

Net (charge-offs) recoveries	(3,153)	(577)	38	(129)	(98)
Provision for loan losses	5,250	870	23	330	485

Ending balance	$6,495	4,398	4,105	4,044	3,843

as a % of loans	1.73%	1.19	1.27	1.43	1.36
as a % of nonperforming loans	69%	99	918	5,617	3,558
Net charge-offs as a % of average loans	0.84%	0.17	(0.01)	0.05	0.13

Nonperforming assets:
Nonaccrual/nonperforming loans	$9,352	4,431	447	72	108
Other nonperforming assets (primarily other real estate owned)	7,292	324	98	—	—

Total nonperforming assets	$16,644	4,755	545	72	108

as a % of loans and foreclosed properties	4.34%	1.29	0.17	0.03	0.04
as a % total assets	2.15%	0.64	0.08	0.01	0.02
Nonperforming loans as a % of total loans	2.49%	1.20	0.14	0.03	0.04
Accruing loans 90 days or more past due	$5	104	4	—	—

Table 9 - Allocation of Allowance for Loan Losses

	Years ended December 31
	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial, financial and agricultural	$784	14.3	$417	14.6	$620	15.7	$555	16.2	$596	15.6
Construction and land development	2,063	15.1	873	18.3	613	14.2	360	8.7	196	9.3
Real estate - mortgage:
Commercial	1,264	41.7	1,175	36.0	1,237	37.4	1,367	38.9	1,519	40.3
Residential	1,706	25.9	1,430	27.8	1,214	29.1	1,241	32.9	1,086	31.1
Consumer installment	227	3.0	166	3.4	118	3.6	91	3.3	115	3.7
Unallocated	451		337		303		430		331

Total allowance for loan losses	$6,495	100.0	$4,398	100.0	$4,105	100.0	$4,044	100.0	$3,843	100.0

*	Loan balance in each category expressed as a percentage of total loans.

Table 10 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2009
Maturity of:
3 months or less	$38,146
Over 3 months through 6 months	14,115
Over 6 months through 12 months	68,523
Over 12 months	79,697

Total CDs and other time deposits of $100,000 or more	$200,481

Table 11 - Sensitivities to Changes in Interest Rates

	December 31, 2009
		1 to 3	4 to 12	1 to 5	(1)
(Dollars in thousands)	Immediate	months	months	years	Thereafter	Total
Interest-earning assets:
Loans, net of unearned income (2)	$—	149,844	62,579	157,796	10,765	380,984
Securities - taxable	—	20,360	64,504	124,480	44,603	253,947
Securities - tax-exempt	—	—	—	749	80,066	80,815
Federal funds sold	—	—	—	—	—	—
Interest bearing bank deposits	828	—	—	—	—	828

Total earning assets	828	170,204	127,083	283,025	135,434	716,574

Interest-bearing liabilities:
Deposits:
NOW	37,162	47,135	—	—	—	84,297
Savings and money market	83,935	19,800	—	—	—	103,735
Certificates of deposits less than $100,000	1,394	19,991	50,960	42,054	—	114,399
Certificates of deposits and other time deposits of $100,000 or more	1,601	38,186	82,113	62,828	15,753	200,481

Total interest-bearing deposits	124,092	125,112	133,073	104,882	15,753	502,912
Short-term borrowings	15,960	—	—	—	—	15,960
Long-term debt	—	7,219	15,012	63,071	33,047	118,349

Total interest-bearing liabilities	140,052	132,331	148,085	167,953	48,800	637,221

Interest sensitivity gap	(139,224)	37,873	(21,002)	115,072	86,634	79,353

Cumulative interest sensitivity gap	$(139,224)	(101,351)	(122,353)	(7,281)	79,353

(1) includes non-rate sensitive items

(2) includes loans held for sale

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the direction of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2009.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama

March 30, 2010

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31

(Dollars in thousands, except share data)	2009	2008

Assets:
Cash and due from banks	$11,567	$14,832
Federal funds sold	—	20,755
Interest bearing bank deposits	828	846

Cash and cash equivalents	12,395	36,433

Securities available-for-sale	334,762	302,656
Loans held for sale	4,881	3,819
Loans, net of unearned income	376,103	369,162
Allowance for loan losses	(6,495)	(4,398)

Loans, net	369,608	364,764

Premises and equipment, net	8,282	7,778
Bank-owned life insurance	15,719	15,295
Other real estate owned	7,292	324
Other assets	20,443	14,901

Total assets	$773,382	$745,970

Liabilities:
Deposits:
Noninterest-bearing	$76,497	$78,013
Interest-bearing	502,912	472,830

Total deposits	579,409	550,843
Federal funds purchased and securities sold under agreements to repurchase	15,960	10,910
Long-term debt	118,349	123,368
Accrued expenses and other liabilities	3,481	3,721

Total liabilities	717,199	688,842

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,751	3,749
Retained earnings	58,917	59,283
Accumulated other comprehensive income, net	111	603
Less treasury stock, at cost -314,018 shares and 310,188 shares for December 31, 2009 and 2008, respectively	(6,635)	(6,546)

Total stockholders’ equity	56,183	57,128

Total liabilities and stockholders’ equity	$773,382	$745,970

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years ended December 31

(Dollars in thousands, except share and per share data)	2009	2008	2007

Interest income:
Loans, including fees	$21,864	$22,447	$23,016
Securities	14,946	15,839	14,223
Federal funds sold and interest bearing bank deposits	24	75	308

Total interest income	36,834	38,361	37,547

Interest expense:
Deposits	13,139	15,075	17,052
Short-term borrowings	55	324	601
Long-term debt	4,825	5,092	4,289

Total interest expense	18,019	20,491	21,942

Net interest income	18,815	17,870	15,605
Provision for loan losses	5,250	870	23

Net interest income after provision for loan losses	13,565	17,000	15,582

Noninterest income:
Service charges on deposit accounts	1,243	1,252	1,302
Mortgage lending	4,048	1,694	2,235
Bank-owned life insurance	424	470	547
Other	1,120	1,954	1,599
Securities (losses) gains, net
Realized gains, net	2,847	357	253
Total other-than-temporary impairments	(6,807)	(1,525)	—
Non-credit porition of other-than-temporary impairments recognized in other comprehensive income	257	—	—

Total securities (losses) gains, net	(3,703)	(1,168)	253

Total noninterest income	3,132	4,202	5,936

Noninterest expense:
Salaries and benefits	7,819	7,278	7,110
Net occupancy and equipment	1,500	1,314	1,267
Professional fees	799	511	621
FDIC and other regulatory assessments	1,322	358	117
Loss on prepayment of FHLB advances	—	—	313
Other	3,193	3,081	2,932

Total noninterest expense	14,633	12,542	12,360

Earnings before income taxes	2,064	8,660	9,158
Income tax (benefit) expense	(340)	2,023	2,240

Net earnings	$2,404	$6,637	$6,918

Net earnings per share:
Basic and diluted	$0.66	$1.81	$1.86

Weighted average shares outstanding:
Basic and diluted	3,644,691	3,674,384	3,716,427

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
(Dollars in thousands, except share and per share data)	Shares	Amount

Balance, December 31, 2006	3,957,135	$39	$3,748	$51,087	$(2,335)	$(4,121)	$48,418
Comprehensive income:
Net earnings	—	—	—	6,918	—	—	6,918
Other comprehensive income due to change in unrealized gain (loss) on securities available for sale and derivative, net	—	—	—	—	1,938	—	1,938

Total comprehensive income	—	—	—	6,918	1,938	—	8,856

Cash dividends paid ($0.70 per share)	—	—	—	(2,643)	—	—	(2,643)
Stock repurchases (61,978 shares)	—	—	—	—	—	(1,613)	(1,613)

Balance, December 31, 2007	3,957,135	39	3,748	55,362	(397)	(5,734)	53,018

Comprehensive income:
Net earnings	—	—	—	6,637	—	—	6,637
Other comprehensive income due to change in unrealized gain (loss) on securities available for sale, net	—	—	—	—	1,000	—	1,000

Total comprehensive income	—	—	—	6,637	1,000	—	7,637

Cash dividends paid ($0.74 per share)	—	—	—	(2,716)	—	—	(2,716)
Stock repurchases (34,932 shares)	—	—	—	—	—	(813)	(813)
Sale of treasury stock (70 shares)	—	—	1	—	—	1	2

Balance, December 31, 2008	3,957,135	39	3,749	59,283	603	(6,546)	57,128

Comprehensive income:
Net earnings	—	—	—	2,404	—	—	2,404
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(162)	—	(162)
Other comprehensive loss due to change in unrealized gain (loss) on securities available for sale, net	—	—	—	—	(330)	—	(330)

Total comprehensive income	—	—	—	2,404	(492)	—	1,912

Cash dividends paid ($0.76 per share)	—	—	—	(2,770)	—		(2,770)
Stock repurchases (3,955 shares)	—	—	—	—	—	(90)	(90)
Sale of treasury stock (125 shares)	—	—	2	—	—	1	3

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$(6,635)	$56,183

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net earnings	$2,404	$6,637	$6,918
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,250	870	23
Depreciation and amortization	705	1,052	423
Premium amortization and discount accretion, net	1,562	5	52
Deferred tax (benefit) expense	(2,190)	(668)	65
Net loss on securities available for sale	1,723	1,168	360
Net gain on sale of loans held for sale	(3,701)	(606)	(626)
Net loss (gain) on nonmarketable equity investments	1,980	—	(613)
Net (gain) loss on sale of other real estate owned	(64)	8	—
Loans originated for sale	(157,041)	(79,947)	(97,477)
Proceeds from sale of loans	158,766	79,712	98,234
Gain on sale of premises and equipment	—	(1,064)	—
Increase in cash surrender value of bank owned life insurance	(424)	(470)	(547)
Loss on prepayment of FHLB advances	—	—	313
Net increase in other assets	(4,409)	(979)	(1,612)
Net (decrease) increase in accrued expenses and other liabilities	(240)	298	1,168

Net cash provided by operating activities	4,321	6,016	6,681

Cash flows from investing activities:
Proceeds from maturities of securities held-to-maturity	—	—	89
Proceeds from sales of securities available-for-sale	146,966	67,431	50,207
Proceeds from maturities and calls of securities available-for-sale	105,497	67,933	41,509
Purchase of securities available-for-sale	(288,633)	(119,202)	(105,423)
Net increase in loans	(17,593)	(47,975)	(40,528)
Net purchases of premises and equipment	(824)	(2,210)	(971)
Proceeds from the sale of premises and equipment	—	1,606	—
Proceeds from sale of other real estate owned	724	412	40
Improvements to other real estate owned	(129)	—	—
Net (increase) decrease in FHLB stock	(107)	(452)	526
Proceeds from sale of nonmarketable equity investment	—	—	1,146

Net cash used in investing activities	(54,099)	(32,457)	(53,405)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(1,516)	7,772	(8,861)
Net increase in interest-bearing deposits	30,082	50,486	31,798
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,050	(13,337)	9,846
Net decrease in other short-term borrowings	—	—	(10,000)
Proceeds from issuance of long-term debt	—	18,000	35,000
Repayments or retirement of long-term debt	(5,019)	(10,018)	(10,331)
Stock repurchases	(90)	(813)	(1,613)
Proceeds from sale of treasury stock	3	2	—
Dividends paid	(2,770)	(2,716)	(2,643)

Net cash provided by financing activities	25,740	49,376	43,196

Net change in cash and cash equivalents	(24,038)	22,935	(3,528)
Cash and cash equivalents at beginning of period	36,433	13,498	17,026

Cash and cash equivalents at end of period	$12,395	$36,433	$13,498

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,560	$20,551	$21,570
Income taxes	1,830	3,068	1,937
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	7,499	647	138
Transfer of securities from held-to-maturity to available-for-sale	—	—	424

See accompanying notes to consolidated financial statements

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts income and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, fair value measurements, valuation of other real estate owned, and valuation of deferred tax assets.

Correction of Accounting Errors

Income tax expense for the year ended December 31, 2009 included a $281 thousand tax benefit related to the correction of an error in prior periods that resulted from the incorrect calculation of tax basis for certain available-for-sale securities, primarily related to periods prior to January 1, 2007. Other noninterest income for the year ended December 31, 2008 included a $452 thousand pre-tax charge ($285 thousand after-tax) related to the correction of an error in prior periods that resulted from the incorrect application of the equity method of accounting for an investment in an affordable housing limited partnership, primarily related to the years ended December 31, 2005, 2006 and 2007. Management believes the impact of these corrections are not material to current or prior period financial statements and the Company’s Audit Committee of the Board of Directors, based on information reviewed by management with the Audit Committee, concurs with management’s conclusion.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Accounting Standards Adopted in 2009

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

In the third quarter of 2009, the Company adopted new guidance related to the following Codification topic:

•

FASB ASC 105-10, Generally Accepted Accounting Principles (SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162).

In the fourth quarter of 2009, the Company adopted new guidance related to the following Codification topic:

•	Accounting Standards Update (ASU or Update) 2009-5, Measuring Liabilities at Fair Value.

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

FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133) changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. The Company adopted this pronouncement during the first quarter of 2009. See Note 13 in this report for complete disclosures on derivatives and hedging activities. Adoption of this standard did not affect the Company’s consolidated financial results since it amended only the disclosure requirements for derivative instruments and hedged items.

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

FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments) states that an other-than-temporary impairment write-down of a debt security, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The new accounting requirements for recording other-than-temporary impairment on debt securities were effective for second quarter 2009; however, as permitted under the pronouncement, the Company early adopted on January 1, 2009. No adjustment was made to the beginning balance of retained earnings. See Note 2 in this report for additional disclosures required by FASB ASC 320-10.

FASB ASC 825-10, Financial Instruments (FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments) states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. Entities must also disclose the methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period. The Company adopted this pronouncement in the second quarter of 2009. See Note 16 in this report for additional information. Because the new provisions in FASB ASC 825-10 amend only the disclosure requirements related to the fair value of financial instruments, adoption of this pronouncement did not affect the Company’s consolidated financial results.

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

ASU 2009-5, Measuring Liabilities at Fair Value, under ASC 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance was effective in the fourth quarter of 2009 with adoption applied prospectively. Adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Cash Equivalents

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2009, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method over the anticipated life of the security, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more likely than not that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

Loans held for sale

Loans originated and intended for sale are carried at the lower of cost or estimated fair value as determined on a loan-by-loan basis. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans

Loans are reported at their outstanding principal balances, net of any unearned income, charge-offs, and any deferred fees or costs on originated loans. Interest income is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method that approximates the interest method. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period.

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

Impaired loans also include loans that management may elect to formally restructure due to the weakening credit status of a borrower such that the restructuring may facilitate a repayment plan that minimizes potential losses, if any, that the Company may have to otherwise incur. The primary restructuring methods offered to borrowers are reductions in interest rates and extension in terms. Loans which are determined to be troubled debt restructurings (“TDR”) are placed in nonaccrual status. TDR loans may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower.

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

Other Real Estate Owned

Other real estate owned (“OREO”) includes properties acquired through, or in lieu of, loan foreclosure that are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value amount or fair value less cost to sell. Additional losses related to OREO for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense. Any gains or losses realized at the time of disposal are also reflected in other noninterest expense.

Nonmarketable equity investments

Nonmarketable equity investments include equity securities that are not publicly traded and securities acquired for various purposes, such as to meet regulatory requirements (for example, Federal Reserve Bank and Federal Home Loan Bank stock). These securities are accounted for under the cost method or are carried at fair value and are included in other assets. For cost-method investments, on a quarterly basis, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment. If the Company determines that a decline in value is other-than-temporary, the Company will recognize the estimated loss in securities gains (losses), net.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales (i.e. loan sales) when control over the assets have been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, known as MSRs. The Company determines the fair value of MSRs at the date the loan is transferred. To determine the fair value of MSRs, the Company engages an independent third party. The independent third party’s valuation model calculates the present value of estimated future net servicing income using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees.

Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is analyzed monthly and is adjusted to reflect changes in prepayment speeds, as well as other factors. MSRs are evaluated for impairment based on the fair value of those assets. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. The valuation reserve is adjusted as the fair value changes. MSRs are included in the other assets category in the accompanying consolidated balance sheets.

Derivative Instruments

In accordance with FASB ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheet at their respective fair values.

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The net deferred tax asset is reflected as a component of Other Assets on the consolidated balance sheets.

In accordance with ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Company’s financial statements. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company and its wholly-owned subsidiary file a consolidated income tax return.

Fair Value Measurements

In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements. FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. For more information related to fair value measurements, please refer to Note 15.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to period end December 31, 2009. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Earnings Per Share

Basic net earnings per share are computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. As of December 31, 2009, 2008 and 2007, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the years ended December 31, 2009, 2008 and 2007, respectively, is presented below.

	Years ended December 31
(Dollars in thousands, except share and per share data)	2009	2008	2007
Basic:
Net earnings	$2,404	$6,637	$6,918
Average common shares outstanding	3,644,691	3,674,384	3,716,427
Earnings per share	$0.66	$1.81	$1.86

Diluted:
Net earnings	$2,404	$6,637	$6,918
Average common shares outstanding	3,644,691	3,674,384	3,716,427
Dilutive effect of options issued	—	—	—
Average diluted shares outstanding	3,644,691	3,674,384	3,716,427
Earnings per share	$0.66	$1.81	$1.86

NOTE 2: SECURITIES

At December 31, 2009 and 2008, respectively, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2009 and 2008, respectively, are presented below.

	December 31, 2009
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost
Available-for-sale:
Agency obligations (a)	$—	—	42,626	47,594	90,220	363	630	90,487
Agency RMBS (a)	—	—	5,261	153,381	158,642	3,264	380	155,758
State and political subdivisions	—	382	16,073	65,107	81,562	1,031	578	81,109
Trust preferred securities:
Pooled	—	—	—	23	23	—	257	280
Individual issuer	—	—	—	1,440	1,440	—	2,010	3,450
Corporate debt	—	2,142	733	—	2,875	—	626	3,501

Total available-for-sale	$—	2,524	64,693	267,545	334,762	4,658	4,481	334,585

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2008
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost
Available-for-sale:
Agency obligations (a)	$—	—	26,679	41,322	68,001	1,140	—	66,861
Agency RMBS (a)	—	3,522	24,949	126,608	155,079	4,228	80	150,931
Private label RMBS	—	—	3,088	2,491	5,579	—	152	5,731
State and political subdivisions	—	163	15,551	49,578	65,292	685	1,766	66,373
Trust preferred securities:
Pooled	—	—	—	1,715	1,715	—	1,260	2,975
Individual issuer	—	—	—	3,559	3,559	—	1,766	5,325
Corporate debt	—	2,450	981	—	3,431	—	72	3,503

Total available-for-sale	$—	6,135	71,248	225,273	302,656	6,053	5,096	301,699

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $203.4 million and $204.1 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $6.0 million and $7.9 million at December 31, 2009 and 2008, respectively. Cost-method investments primarily include nonmarketable equity investments, such as Federal Home Loan Bank (“FHLB”) of Atlanta stock and Federal Reserve Bank stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2009 and 2008, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
Agency obligations	$46,219	630	—	—	46,219	630
Agency RMBS	48,343	380	—	—	48,343	380
State and political subdivisions	18,868	351	2,837	227	21,705	578
Trust preferred securities:
Pooled	13	37	10	220	23	257
Individual issuer	—	—	1,440	2,010	1,440	2,010
Corporate debt	—	—	2,876	626	2,876	626

Total	$113,443	1,398	7,163	3,083	120,606	4,481

December 31, 2008:
Agency obligations	$—	—	—	—	—	—
Agency RMBS	6,367	40	4,162	40	10,529	80
Private label RMBS	5,579	152	—	—	5,579	152
State and political subdivisions	30,254	1,626	1,178	140	31,432	1,766
Trust preferred securities:
Pooled	740	1,260	—	—	740	1,260
Individual issuer	2,524	1,351	1,035	415	3,559	1,766
Corporate debt	3,431	72	—	—	3,431	72

Total	$48,895	4,501	6,375	595	55,270	5,096

The applicable date for determining when securities are in an unrealized loss position is December 31, 2009. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

Cost-method investments

At December 31, 2009, cost-method investments with an aggregate cost of $6.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at December 31, 2009 and 2008, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of December 31, 2009

				Unrealized losses			Life-to-date
	Credit Rating		Fair value	Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch		12 months	or longer	Total	Charges
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	B	$10	$—	220	220	$1,770
U.S. Capital Funding IV, Ltd. (b)	Ca	CC	13	37	—	37	2,450
Total pooled			23	37	220	257	4,220
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	90	—	360	360	—
Main Street Bank Statutory Trust I (d)	n/a	n/a	275	—	225	225	—
MNB Capital Trust I	n/a	n/a	125	—	375	375	—
PrimeSouth Capital Trust I	n/a	n/a	125	—	375	375	—
TCB Trust	n/a	n/a	325	—	175	175	—
United Community Capital Trust	n/a	n/a	500	—	500	500	—

Total individual issuer			1,440	—	2,010	2,010	—

Total trust preferred securities			$1,463	$37	2,230	2,267	$4,220

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.
(b)	Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of community banks and thrifts.
(c)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.
(d)	Issuer acquired by BB&T Corporation.

Trust Preferred Securities as of December 31, 2008

				Unrealized losses			Life-to-date
	Credit Rating		Fair value	Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch		12 months	or longer	Total	Charges
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Aa2	AA	$740	$1,260	—	1,260	$—
U.S. Capital Funding IV, Ltd. (b)	Caa3	A-	975	—	—	—	1,525

Total pooled			1,715	1,260	—	1,260	1,525
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	329	121	—	121	—
Community Financial Services Trust II (d)	n/a	n/a	272	228	—	228	—
Community Financial Services Trust IV (d)	n/a	n/a	492	433	—	433	—
Crescent Capital Trust II	n/a	n/a	272	—	178	178	—
Main Street Bank Statutory Trust I (e)	n/a	n/a	422	78	—	78	—
MNB Capital Trust I	n/a	n/a	408	92	—	92	—
PrimeSouth Capital Trust I	n/a	n/a	366	—	134	134	—
TCB Trust	n/a	n/a	397	—	103	103	—
United Community Capital Trust	n/a	n/a	601	399	—	399	—

Total individual issuer			3,559	1,351	415	1,766	—

Total trust preferred securities			$5,274	$2,611	415	3,026	$1,525

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.
(b)	Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of community banks and thrifts.
(c)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.
(d)	Community Financial Services now known as Silverton.
(e)	Issuer acquired by BB&T Corporation.

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

At December 31, 2009, there was no excess subordination for the Class B notes of ALESCO Preferred Funding XVII, Ltd., compared to approximately $115.9 million in excess subordination or approximately 31.6% of performing collateral at December 31, 2008. At December 31, 2009 and 2008, respectively, there was no excess subordination for the B-2 notes of U.S. Capital Funding IV, Ltd.

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

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more likely than not that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the year ended December 31, 2009 for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security or the security matures. Changes in the credit loss component of credit-impaired debt securities were:

(Dollars in thousands)	Year ended December 31, 2009
Balance, beginning of period	$ —
Additions:
Initial credit impairments	2,663
Subsequent credit impairments	1,907
Reductions:
Securities sold	—
Due to change in intent to sell or requirement to sell	—
Increases in expected cash flows	—
Balance, end of period	$ 4,570

Other-Than-Temporary Impairment

The following table presents details of total other-than-temporary impairment related to debt securities available-for-sale, and cost-method investments, for the year ended December 31, 2009. Other-than-temporary impairment charges included in earnings for the year ended December 31, 2008 related to pooled trust preferred securities and were approximately $1.5 million.

(Dollars in thousands)	Year ended December 31, 2009
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$ 2,695
Individual issuer trust preferred securities	1,875

Total debt securities	4,570
Cost-method investments	1,980

Total other-than-temporary impairment charges	$ 6,550

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$ 4,570
Securities with intent to sell	—
Recorded directly to other comprehensive income for non-credit related impairment	257

Total other-than-temporary impairment on debt securities	$ 4,827

Securities that were determined to be credit impaired during the current year as opposed to prior years, in general have experienced further degradation in cash flows primarily due to higher forecasted defaults for the underlying collateral.

Realized Gains and Losses

The following table presents the gross realized gains and losses on securities, including cost-method investments. Realized losses include other-than-temporary impairment charges.

	Years ended December 31
(Dollars in thousands)	2009	2008	2007
Gross realized gains	$ 2,881	$406	$860
Gross realized losses	(6,584)	(1,574)	(607)

Net realized gains (losses)	$ (3,703)	$(1,168)	$253

NOTE 3: LOANS, NET OF UNEARNED INCOME

	December 31
(In thousands)	2009	2008

Commercial, financial and agricultural	$53,884	$53,883
Construction and land development	56,820	67,420
Real estate - mortgage:
Commercial	156,928	132,818
Residential	97,407	102,835
Consumer installment	11,236	12,463

Total loans	376,275	369,419
Less: unearned income	(172)	(257)

Loans, net of unearned income	$376,103	$369,162

Loans secured by real estate were approximately 82.7% of the total loan portfolio at December 31, 2009. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At December 31, 2009, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

At December 31, 2009 and 2008, nonaccrual loans amounted to $9.4 million and $4.4 million, respectively. The gross interest income which would have been recorded under the original terms of those loans amount to approximately $161 thousand, $199 thousand, and $15 thousand for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009 and 2008, loans 90 days past due and still accruing interest amounted to $5 thousand and $104 thousand, respectively.

The following table sets forth certain information regarding the Company’s impaired loans that were evaluated for specific reserves at December 31, 2009 and 2008, respectively.

	December 31
(In thousands)	2009	2008
Total recorded investment with no related valuation allowance	$4,360	$4,329
Total recorded investment with related valuation allowance	5,380	—

Total recorded investment - impaired loans	9,740	4,329
Less: allowance for loan losses assigned to impaired loans	(1,310)	—

Impaired loans, net	$8,430	$4,329

No valuation allowance was established for impaired loans at December 31, 2008 because the fair value of the collateral less estimated selling costs was greater than the Company’s recorded investment in the impaired loan. For the years ended December 31, 2009 and 2008, the average recorded investments in impaired loans were $4.0 million and $2.6 million, respectively. For the year ended December 31, 2007, the Company had no average recorded investment in impaired loans. Total interest income recognized on impaired loans for the years ended December 31, 2009, 2008, and 2007 was not significant.

NOTE 4: ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses for the years ended December 31, 2009, 2008 and 2007, is presented below.

	Years ended December 31
(Dollars in thousands)	2009	2008	2007
Balance at beginning of period	$4,398	$4,105	$4,044
Charge-offs	(3,348)	(705)	(250)
Recoveries	195	128	288

Net (charge-offs) recoveries	(3,153)	(577)	38
Provision for loan losses	5,250	870	23

Ending balance	$6,495	$4,398	$4,105

NOTE 5: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2009 and 2008 is presented below.

	December 31
(Dollars in thousands)	2009	2008
Land	$4,678	$4,672
Buildings and improvements	6,610	5,467
Furniture, fixtures, and equipment	3,565	3,535
Construction in progress	63	551

Total premises and equipment	14,916	14,225
Less: Accumulated depreciation	(6,634)	(6,447)

Premises and equipment, net	$8,282	$7,778

Depreciation expense was approximately $320 thousand, $312 thousand, and $344 thousand for each of the years in the three-year period ended December 31, 2009.

NOTE 6: MORTGAGE SERVICING RIGHTS, NET

MSRs are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. An estimate of the Company’s MSRs is determined using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

The Company has recorded MSRs related to loans sold without recourse to Fannie Mae. The Company generally sells conforming, fixed-rate, closed-end, residential mortgages to Fannie Mae. Prior to January 1, 2009, the volume of loans sold servicing retained was not significant; therefore no servicing rights were capitalized.

The change in amortized MSRs and the related valuation allowance for the year ended December 31, 2009 is presented below.

(Dollars in thousands)	Year ended December 31, 2009
Beginning Balance	$ —
Additions	914
Amortization expense	(80)
Change in valuation allowance	—

Ending Balance	$ 834

Fair value of amortized MSRs:
Beginning of year	—
End of year	$ 978

At December 31, 2009, there was no valuation allowance for amortized MSRs. The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. The valuation reserve is adjusted as the fair value changes.

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2009 are presented below.

(Dollars in thousands)	December 31, 2009

Unpaid principal balance	$106,313
Weighted average prepayment speed (CPR)	10.0%
Discount rate (annual percentage)	11.0%
Weighted average coupon interest rate	4.8%
Weighted average remaining maturity (months)	311
Weighted average servicing fee (basis points)	25.0

At December 31, 2009, the weighted average amortization period for amortized MSRs is 7.2 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2009
2010	$116
2011	102
2012	90
2013	79
2014	70

NOTE 7: DEPOSITS

At December 31, 2009, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2009
2010	$192,806
2011	39,910
2012	24,036
2013	20,080
2014	22,295
Thereafter	15,753

Total certificates of deposit and other time deposits	$314,880

Additionally, at December 31, 2009 and 2008, approximately $200.5 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $100,000 or greater.

At December 31, 2009 and 2008, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 8: SHORT-TERM BORROWINGS

	2009		2008		2007
(Dollars in thousands)	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
Federal funds purchased and securities sold under agreements to repurchase:
As of December 31	$15,960	0.83%	$10,910	0.04%	$24,247	3.76%
Average during the year	10,790	0.51	16,604	1.95	11,536	4.73
Maximum outstanding at any month-end	15,960		27,315		24,247
Other short-term borrowings:
As of December 31	$—	—%	$—	—%	$—	—%
Average during the year	—	—	—	—	1,096	5.44
Maximum outstanding at any month-end	—		—		10,000

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $34.0 million with $12.5 million outstanding at December 31, 2009.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $9.7 million and $11.0 million at December 31, 2009 and 2008, respectively, were pledged to secure securities sold under agreements to repurchase.

Other short-term borrowings include FHLB advances with an original maturity of one year or less. FHLB advances are collateralized by securities from the Company’s securities portfolio and a blanket lien on certain qualifying single-family loans held in the Company’s loan portfolio. At December 31, 2009 and 2008, respectively, there were no other short-term borrowings outstanding.

NOTE 9: LONG-TERM DEBT

At December 31, 2009 and 2008, the composition of long-term debt is presented below.

	2009		2008
(Dollars in thousands)	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
FHLB advances, due 2010 to 2018	$86,132	4.01%	$91,151	3.94%
Securities sold under agreements to repurchase (original maturity greater than one year), due 2011 to 2017	25,000	4.08	25,000	4.08
Subordinated debentures, due 2033	7,217	3.38	7,217	5.13

Total long-term debt	$118,349	3.99%	$123,368	4.34%

The Bank had $86.1 million and $91.2 million of FHLB advances with original maturities greater than one year at December 31, 2009 and 2008, respectively. Securities with an aggregate carrying value of $62.6 million and $64.2 million and certain qualifying residential mortgage loans with an aggregate carrying value of $49.3 million and $57.6 million at December 31, 2009 and 2008, respectively, were pledged to secure long-term FHLB advances.

The Bank had $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year at both December 31, 2009 and 2008. Securities with an aggregate carrying value of $28.5 million and $30.7 million at December 31, 2009 and 2008, respectively, were pledged to secure long-term securities sold under agreements to repurchase.

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

The following is a schedule of annual maturities of long-term debt:

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
FHLB advances	$15,018	8,018	15,018	15,018	10,018	23,042	86,132
Securities sold under agreements to repurchase (with an original maturity greater than one year)	—	5,000	5,000	—	—	15,000	25,000
Subordinated debentures	—	—	—	—	—	7,217	7,217

Total long-term debt	$15,018	13,018	20,018	15,018	10,018	45,259	118,349

NOTE 10: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007, is presented below.

(In thousands)	Pre-tax amount	Tax benefit (expense)	Net of tax amount
2009:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(257)	95	(162)
Unrealized net holding loss on all other securities	(4,226)	1,559	(2,667)
Reclassification adjustment for losses on securities recognized in net earnings	3,703	(1,366)	2,337

Other comprehensive loss	$(780)	288	(492)

2008:
Unrealized net holding gain on securities	$450	(187)	263
Reclassification adjustment for losses on securities recognized in net earnings	1,168	(431)	737

Other comprehensive income	$1,618	(618)	1,000

2007:
Unrealized net holding gain on securities	$3,483	(1,393)	2,090
Reclassification adjustment for gains on securities recognized in net earnings	(253)	101	(152)

Other comprehensive income	$3,230	(1,292)	1,938

NOTE 11: INCOME TAXES

For the years ended December 31, 2009, 2008, and 2007 the components of income tax (benefit) expense from continuing operations are presented below.

	Years ended December 31
(Dollars in thousands)	2009	2008	2007
Current income taxes:
Federal	$1,563	2,321	2,078
State	287	370	97

Total current income taxes	1,850	2,691	2,175

Deferred income taxes:
Federal	(1,930)	(589)	(82)
State	(260)	(79)	147

Total deferred income taxes	(2,190)	(668)	65

Total income tax (benefit) expense	$(340)	2,023	2,240

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2009, 2008 and 2007, is presented below. As discussed in Footnote 1, income tax expense for the year ended December 31, 2009 included a $281 thousand tax benefit related to the correction of an error in prior periods. The error resulted from the incorrect calculation of tax basis for certain available-for-sale securities, primarily related to periods prior to January 1, 2007.

	2009		2008		2007

(Dollars in thousands)	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings

Earnings before income taxes	$2,064		$8,660		$9,158

Income taxes at statutory rate	702	34.0%	2,944	34.0%	3,114	34.0%
Tax-exempt interest	(939)	(45.5)	(779)	(9.0)	(625)	(6.8)
State income taxes, net of federal tax effect	44	2.1	192	2.2	161	1.8
Low-income housing credit	(228)	(11.0)	(228)	(2.6)	(228)	(2.5)
Bank owned life insurance	(144)	(7.0)	(160)	(1.8)	(186)	(2.0)
Change in valuation allowance	505	24.5	—	—	—	—
Correction of prior period error	(281)	(13.6)	—	—	—	—
Other	1	0.0	54	0.6	4	0.0

Total income tax (benefit) expense	$(340)	(16.5)%	2,023	23.4%	2,240	24.5%

The Company recorded an income tax benefit for the year-ended December 31, 2009 primarily due to a decrease in pre-tax income relative to tax-exempt sources of income.

The Company had net deferred tax assets of $3.7 million and $1.2 million at December 31, 2009 and 2008, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	December 31

(Dollars in thousands)	2009	2008

Deferred tax assets:
Allowance for loan losses	$2,397	1,647
Securities	2,454	581
Other assets	186	137
Other	38	30

Total deferred tax assets	5,075	2,395
Less: valuation allowance for nondeductible capital losses	(505)	—

Total deferred tax assets less valuation allowance	4,570	2,395

Deferred tax liabilities:
Depreciation	189	194
Discount accretion	165	499
Unrealized gain on securities	65	353
FHLB stock dividends	24	19
Prepaid expenses	79	81
Deferred loan fees	57	44
Originated mortgage servicing rights	308	—

Total deferred tax liabilities	887	1,190

Net deferred tax asset	$3,683	1,205

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Management determined that a valuation allowance was required for the year ended December 31, 2009 in the amount of $505 thousand primarily attributable to a deferred tax asset created by a capital loss for income tax purposes on an investment in the common stock of Silverton Financial Services, Inc, the holding company of Silverton Bank, which failed on May 1, 2009. The valuation allowance reduced the deferred tax asset created by the worthless securities to an amount that management believes will more-likely-than-not be realized. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of the remaining deferred tax assets at December 31, 2009. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2009, 2008 and 2007, is presented below.

	Years ended December 31

(Dollars in thousands)	2009	2008	2007

Net deferred tax asset:
Balance, beginning of year	$1,205	1,155	2,512
Deferred tax (expense) benefit related to continuing operations	2,190	668	(65)
Stockholders’ equity, for accumulated other comprehensive loss (income)	288	(618)	(1,292)

Balance, end of year	$3,683	1,205	1,155

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties in interim periods. As of December 31, 2009, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2010 relative to any tax positions taken prior to December 31, 2009. As of December 31, 2009, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2009. The Company is currently open to audit by the State of Alabama for the years ended December 31, 2006, through 2009, although certain matters have been closed.

NOTE 12: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $120 thousand, $119 thousand, and $109 thousand for the years ended December 31, 2009, 2008, and 2007, respectively, and are included in salaries and benefits expense.

NOTE 13: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2009 the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the year ended December 31, 2009 is presented below.

		Other Assets	Other Liabilities	Other noninterest income

(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)

Interest rate swap agreements:
Pay fixed / receive variable	$6,417	$—	$931	$649
Pay variable / receive fixed	6,417	931	—	(649)

Total interest rate swap agreements	$12,834	$931	$931	$—

NOTE 14: COMMITMENTS AND CONTINGENT LIABILITIES

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31

(Dollars in thousands)	2009	2008

Commitments to extend credit	$46,505	$39,582
Standby letters of credit	8,116	9,265

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $90 thousand and $89 thousand at December 31, 2009 and 2008, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2009, are as follows: 2010, $179 thousand; 2011, $120 thousand; 2012, $78 thousand; 2013, $27 thousand; 2014, none.

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceeding will not have a material adverse affect upon the consolidated financial condition or results of operations of the Company and the Bank.

NOTE 15: FAIR VALUE DISCLOSURES

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

Loans, net – Loans considered impaired under FASB ASC 310-10-35, Receivables (SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure) are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. All of the Company’s impaired loans are classified within Level 3 of the valuation hierarchy.

Other real estate – Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, are adjusted to fair value less costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. All of the Company’s other real estate is classified within Level 3 of the valuation hierarchy.

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at December 31, 2009 and December 31, 2008, respectively. The Company classified these assets within Level 2 of the valuation hierarchy.

Mortgage servicing rights, net, included in other assets on the accompanying consolidated balance sheets, are carried at the lower of cost or estimated fair value and are subjected to nonrecurring fair value adjustments. MSRs do not trade in an active market with readily observable prices. To determine the fair value of MSRs, the Company engages an independent third party. The independent third party’s valuation model calculates the present value of estimated future net servicing income using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Because the valuation of MSRs requires the use of significant unobservable inputs, all of the Company’s MSRs are classified within Level 3 of the valuation hierarchy.

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at December 31, 2009 and December 31, 2008, respectively. The Company classified these assets within Level 2 of the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008, respectively, by caption, on the consolidated balance sheets by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009:
Securities available-for-sale:
Agency obligations	$90,220	—	90,220	—
Agency RMBS	158,642	—	158,642	—
States and political subdivisions	81,562	—	81,562	—
Trust preferred securities:
Pooled	23	—	—	23
Individual issuer	1,440	—	—	1,440
Corporate debt	2,875	—	2,875	—

Total securities available-for-sale	334,762	—	333,299	1,463
Other assets	931	—	931	—

Total assets at fair value	$335,693	—	334,230	1,463

Other liabilities	$931	—	931	—

Total liabilities at fair value	$931	—	931	—

December 31, 2008:
Securities available-for-sale:
Agency obligations	$68,001	—	68,001	—
Agency RMBS	155,079	—	155,079	—
Private label RMBS	5,579	—	5,579	—
States and political subdivisions	65,292	—	65,292	—
Trust preferred securities:
Pooled	1,715	—	—	1,715
Individual issuer	3,559	—	—	3,559
Corporate debt	3,431	—	—	3,431

Total securities available-for-sale	$302,656	—	293,951	8,705
Other assets	1,580	—	1,580	—

Total assets at fair value	$304,236	—	295,531	8,705

Other liabilities	$1,580	—	1,580	—

Total liabilities at fair value	$1,580	—	1,580	—

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for financial assets recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

(Dollars in thousands)	Year ended December 31, 2009

Beginning balance	$8,705
Total realized and unrealized gains and (losses):	—
Included in net earnings	(5,234)
Included in other comprehensive income	605
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3	(2,613)

Ending balance	$1,463

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and December 31, 2008, respectively, by caption, on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2009:
Loans held for sale	$4,881	—	4,881	—
Loans, net (1)	8,430	—	—	8,430
Other real estate	7,292	—	—	7,292
Other assets (2)	834	—	—	834

Total assets at fair value	$21,437	—	4,881	16,556

December 31, 2008:
Loans held for sale	$3,819	—	3,819	—
Loans, net (1)	4,329	—	—	4,329
Other real estate	324	—	—	324

Total assets at fair value	$8,472	—	3,819	4,653

(1)	Loans considered impaired under FASB ASC 310-10-35, Receivables.
(2)	Mortgage servicing rights, net included in this category.

NOTE 16: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans, net

The fair value of loans is calculated using discounted cash flows. The discount rates used to determine the present value of the loan portfolio are estimated market discount rates that reflect the credit and interest rate risk inherent in the loan portfolio. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by FASB ASC 820 and generally produces a higher value than an exit-price approach. The estimated maturities are based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of accrued interest approximates its fair value.

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

The carrying value and related estimated fair value of the Company’s financial instruments at December 31, 2009 and December 31, 2008 are presented below.

	December 31, 2009		December 31, 2008

(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial Assets:
Cash and cash equivalents	$12,395	$12,395	$36,433	$36,433
Securities	334,762	334,762	302,656	302,656
Loans held for sale	4,881	4,881	3,819	3,819
Loans, net	369,608	373,940	364,764	366,994
Derivative Assets	931	931	1,580	1,580
Financial Liabilities:
Deposits	$579,409	$585,597	$550,843	$557,452
Short-term borrowings	15,960	15,960	10,910	10,910
Long-term debt	118,349	124,004	123,368	134,110
Derivative Liabilities	931	931	1,580	1,580

NOTE 17: RELATED PARTY TRANSACTIONS

A director of the Company is an officer in a construction company that the Company contracted with during the years ended December 31, 2009 and 2008 for the construction of a new branch facility. Total payments made to the construction company under the terms of the construction contract were $587 thousand and $308 thousand for the years ended December 31, 2009 and 2008, respectively.

The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company, the Bank, and their affiliates. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk. An analysis of such outstanding loans is presented below.

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2008	$3,629
New loans/advances	2,715
Repayments	(4,253)
Changes in directors and executive officers	1,166

Loans outstanding at December 31, 2009	$3,257

During 2009 and 2008, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2009 and 2008 amounted to $17.8 million and $19.0 million, respectively.

NOTE 18: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, and the Federal Reserve is encouraging the maintenance of higher levels of capital well above the minimum ratios. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) Tier 1 leverage capital ratio, Tier 1 risk-based ratio and total risk-based ratio (defined in regulations, see “Supervision and Regulation”). Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management is not aware of any conditions or events since that notification that management believes have changed the Bank’s capital category.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2009 and 2008 are presented below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2009:
Tier 1 Leverage Capital
Auburn National Bancorporation	$63,176	8.13%	$31,095	4.00%	N/A	N/A
AuburnBank	59,143	7.65	30,931	4.00	$38,664	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$63,176	13.73%	$18,402	4.00%	N/A	N/A
AuburnBank	59,143	12.97	18,244	4.00	$27,365	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$68,906	14.98%	$36,803	8.00%	N/A	N/A
AuburnBank	64,873	14.22	36,487	8.00	$45,609	10.00%

At December 31, 2008:
Tier 1 Leverage Capital
Auburn National Bancorporation	$63,629	8.75%	$29,101	4.00%	N/A	N/A
AuburnBank	59,473	8.22	28,929	4.00	$36,161	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$63,629	14.23%	$17,881	4.00%	N/A	N/A
AuburnBank	59,473	13.43	17,718	4.00	$26,577	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$68,027	15.22%	$35,761	8.00%	N/A	N/A
AuburnBank	63,871	14.42	35,436	8.00	$44,295	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State statutes restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2009, the Bank could have declared additional dividends of approximately $6.1 million without prior approval of regulatory authorities. As a result of this limitation, approximately $50.1 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 19: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheet and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31

(Dollars in thousands)	2009	2008

Assets:
Cash and due from banks	$765	$855
Investment in bank subsidiary	59,254	60,075
Premises and Equipment	3,474	3,575
Other assets	591	602

Total assets	$64,084	$65,107

Liabilities:
Accrued expenses and other liabilities	$684	$762
Long-term debt	7,217	7,217

Total liabilities	7,901	7,979

Stockholders’ equity	56,183	57,128

Total liabilities and stockholders’ equity	$64,084	$65,107

CONDENSED STATEMENTS OF EARNINGS

	Years ended December 31

(Dollars in thousands)	2009	2008	2007

Income:
Dividends from bank subsidiary	$3,014	$3,136	$4,753
Noninterest income	445	307	463

Total income	3,459	3,443	5,216

Expense:
Interest	236	397	583
Non-interest	587	526	494

Total expense	823	923	1,077

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	2,636	2,520	4,139
Income tax benefit	(97)	(214)	(224)

Earnings before equity in undistributed earnings of bank subsidiary	2,733	2,734	4,363
Equity in undistributed (loss) earnings of bank subsidiary	(329)	3,903	2,555

Net earnings	$2,404	$6,637	$6,918

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31

(Dollars in thousands)	2009	2008	2007

Cash flows from operating activities:
Net earnings	$2,404	$6,637	$6,918
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	105	110	116
Loss on sale of premises and equipment	—	142	—
Net decrease (increase) in other assets	11	(38)	91
Net (decrease) increase in other liabilities	(78)	(113)	241
Equity in undistributed loss (earnings) of bank subsidiary	329	(3,903)	(2,555)

Net cash provided by operating activities	2,771	2,835	4,811

Cash flows from investing activities:
Purchases of premises and equipment	(4)	(6)	(605)
Proceeds from sale of premises and equipment	—	282	—

Net cash provided by (used in)	(4)	276	(605)

Cash flows from financing activities:
Stock repurchases	(90)	(813)	(1,613)
Proceeds from sale of treasury stock	3	2	—
Dividends paid	(2,770)	(2,716)	(2,643)

Net cash used in financing activities	(2,857)	(3,527)	(4,256)

Net change in cash and cash equivalents	(90)	(416)	(50)
Cash and cash equivalents at beginning of period	855	1,271	1,321

Cash and cash equivalents at end of period	$765	$855	$1,271

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

As of December 31, 2009 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Earnings for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 30th day of March, 2010.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr. President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 30, 2010

/S/ DAVID A. HEDGES David A. Hedges	VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 30, 2010

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 30, 2010

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 30, 2010

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 30, 2010

/S/ J. E. EVANS J. E. Evans	Director	March 30, 2010

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 30, 2010

/S/ DAVID E. HOUSEL David E. Housel	Director	March 30, 2010

/S/ ANNE M. MAY Anne M. May	Director	March 30, 2010

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 30, 2010

/S/ EMIL F. WRIGHT, JR. Emil F. Wright, Jr.	Director	March 30, 2010