Form 10-Q
period 2010-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2010-05-13
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

Yes  ☒             No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐             No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.01 par value per share	3,643,132 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2010	December 31, 2009
Assets:
Cash and due from banks	$11,997	$11,567
Federal funds sold	11,990	—
Interest bearing bank deposits	3,374	828
Cash and cash equivalents	27,361	12,395
Securities available-for-sale	333,660	334,762
Loans held for sale	3,977	4,881
Loans, net of unearned income	380,619	376,103
Allowance for loan losses	(6,546)	(6,495)
Loans, net	374,073	369,608
Premises and equipment, net	8,226	8,282
Bank-owned life insurance	15,845	15,719
Other real estate	7,081	7,292
Other assets	21,101	20,443
Total assets	$791,324	$773,382

Liabilities:
Deposits:
Noninterest-bearing	$82,449	$76,497
Interest-bearing	526,139	502,912
Total deposits	608,588	579,409
Federal funds purchased and securities sold under agreements to repurchase	2,407	15,960
Long-term debt	118,345	118,349
Accrued expenses and other liabilities	4,206	3,481
Total liabilities	733,546	717,199

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,751	3,751
Retained earnings	59,823	58,917
Accumulated other comprehensive income, net	800	111
Less treasury stock, at cost - 314,023 shares and 314,018 shares for March 31, 2010 and December 31, 2009, respectively	(6,635)	(6,635)
Total stockholders’ equity	57,778	56,183
Total liabilities and stockholders’ equity	$791,324	$773,382

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31
(Dollars in thousands, except share and per share data)	2010	2009
Interest income:
Loans, including fees	$5,433	$5,346
Securities	3,219	3,924
Federal funds sold and interest bearing bank deposits	7	6
Total interest income	8,659	9,276

Interest expense:
Deposits	2,640	3,524
Short-term borrowings	11	16
Long-term debt	1,177	1,211
Total interest expense	3,828	4,751
Net interest income	4,831	4,525
Provision for loan losses	1,450	550
Net interest income after provision for loan losses	3,381	3,975
Noninterest income:
Service charges on deposit accounts	314	303
Mortgage lending	482	1,330
Bank-owned life insurance	126	98
Other	324	303
Securities gains (losses), net:
Realized gains, net	1,100	880
Total other-than-temporary impairments	(240)	(3,003)
Non-credit portion of other-than temporary impairments recognized in other comprehensive income	190	—
Total securities gains (losses), net	1,050	(2,123)
Total noninterest income	2,296	(89)
Noninterest expense:
Salaries and benefits	1,905	2,049
Net occupancy and equipment	384	344
Professional fees	176	161
FDIC and other regulatory assessments	276	197
Other	895	802
Total noninterest expense	3,636	3,553
Earnings before income taxes	2,041	333
Income tax expense	424	87
Net earnings	$1,617	$246

Net earnings per share:
Basic and diluted	$0.44	$0.07

Weighted average shares outstanding:
Basic and diluted	3,643,116	3,646,827

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share and per share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total
Balance, December 31, 2008	3,957,135	$39	$3,749	$59,283	$603	$(6,546)	$57,128
Comprehensive income:
Net earnings	—	—	—	246	—	—	246
Other comprehensive loss due to change in unrealized gains (losses) on securities available-for-sale, net	—	—	—	—	(1,458)	—	(1,458)
Total comprehensive loss	—	—	—	246	(1,458)	—	(1,212)
Cash dividends paid ($0.190 per share)	—	—	—	(693)	—	—	(693)
Stock repurchases (2,055 shares)	—	—	—	—	—	(44)	(44)
Sale of treasury stock (65 shares)	—	—	1	—	—	—	1
Balance, March 31, 2008	3,957,135	$39	$3,750	$58,836	$(855)	$(6,590)	$55,180

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$(6,635)	$56,183
Comprehensive income:
Net earnings	—	—	—	1,617	—	—	1,617
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for-sale, net	—	—	—	—	(120)	—	(120)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for-sale, net	—	—	—	—	809	—	809
Total comprehensive income	—	—	—	1,617	689	—	2,306
Cash dividends paid ($0.195 per share)	—	—	—	(711)	—	—	(711)
Stock repurchases (25 shares)	—	—	—	—	—	—	—
Sale of treasury stock (20 shares)	—	—	—	—	—	—	—
Balance, March 31, 2010	3,957,135	$39	$3,751	$59,823	$800	$(6,635)	$57,778

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31
(In thousands)	2010	2009
Cash flows from operating activities:
Net earnings	$1,617	$246
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,450	550
Depreciation and amortization	133	142
Premium amortization and discount accretion, net	442	272
Net (gain) loss on securities	(1,050)	2,123
Net gain on sale of loans held for sale	(392)	(1,248)
Net gain on sale of other real estate	(37)	(33)
Loans originated for sale	(15,460)	(61,497)
Proceeds from sale of loans	16,707	63,060
Increase in cash surrender value of bank owned life insurance	(126)	(98)
Net increase in other assets	(1,064)	(1,807)
Net increase (decrease) in accrued expenses and other liabilities	725	(393)
Net cash provided by operating activities	2,945	1,317

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	59,994	42,026
Proceeds from maturities of securities available-for-sale	47,840	24,985
Purchase of securities available-for-sale	(105,033)	(126,170)
Net increase in loans	(6,102)	(5,452)
Net purchases of premises and equipment	(24)	(766)
Proceeds from sale of other real estate	435	258
Net cash used in investing activities	(2,890)	(65,119)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,952	1,994
Net increase in interest-bearing deposits	23,227	56,369
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(13,553)	463
Repayments or retirement of long-term debt	(4)	(5)
Purchase of treasury stock	—	(44)
Stock repurchases	—	1
Dividends paid	(711)	(693)
Net cash provided by financing activities	14,911	58,085
Net change in cash and cash equivalents	14,966	(5,717)
Cash and cash equivalents at beginning of period	12,395	36,433
Cash and cash equivalents at end of period	$27,361	$30,716

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,048	$4,403
Income taxes	120	431
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	187	13

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

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the nine months ended March 31, 2010, are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to period end March 31, 2010. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

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

In the first quarter of 2010, the Company adopted new guidance related to the following Codification topics:

•	Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140); and

•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)); and

•	ASU 2010-6, Improving Disclosures about Fair Value Measurements.

•	ASU 2010-10, Consolidation: Amendments for Certain Investment Funds

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

ASU 2010-6, Improving Disclosures about Fair Value Measurements, changes the disclosure requirements for fair value measurements. The Update requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The Update further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications in the Update became effective for the Company on January 1, 2010. Adoption did not affect the Company’s consolidated financial results since it amended only the disclosure requirements for fair value measurements. See Note 7 of the Condensed Consolidated Financial Statements.

ASU 2010-10, Consolidation: Amendments for Certain Investment Funds, which defers, for certain investment funds, the consolidation requirements resulting from the issuance of ASU 2009-17. Specifically, the deferral is applicable for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. ASU 2010-10 is effective for periods beginning after November 15, 2009. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarter ended March 31, 2010 and 2009, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At March 31, 2010 and 2009, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarter ended March 31, 2010 and 2009 are presented below.

	Quarter ended March 31
(Dollars in thousands, except share and per share data)	2010	2009
Basic:
Net earnings	$1,617	$246
Average common shares outstanding	3,643,116	3,646,827

Earnings per share	$0.44	$0.07

Diluted:
Net earnings	$1,617	$246
Average common shares outstanding	3,643,116	3,646,827
Dilutive effect of options issued	—	—

Average diluted shares outstanding	3,643,116	3,646,827

Earnings per share	$0.44	$0.07

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income (loss) for the quarter ended March 31, 2010 and 2009 is presented below.

	Quarter ended March 31
(In thousands)	2010	2009
Comprehensive income:
Net earnings	$1,617	$246
Other comprehensive income (loss):
Due to change in other-than-temporary impairment losses related to factors other than credit on securities available-for-sale, net	(120)	—
Due to change in all other unrealized gains (losses) on securities available-for-sale, net	809	(1,458)

Total comprehensive income (loss)	$2,306	$(1,212)

NOTE 4: VARIABLE INTEREST ENTITIES

The Company is involved in various entities that are considered to be variable interest entities (“VIEs”), as defined by authoritative accounting literature. Generally, a VIE is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The following discusses the VIEs in which the Company has a significant interest.

The Company owns the common stock of subsidiary business trusts, which have issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $7.2 million at the time of issuance. These trusts meet the definition of a VIE of which the Company is not the primary beneficiary; the trusts’ only assets are junior subordinated debentures issued by the Company, which were acquired by the trusts using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interests in the business trusts are included in other assets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 Capital until further notice.

Periodically, the Company may invest in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. These projects are funded through a combination of debt and equity and the partnerships meet the definition of a VIE. While the Company’s investment in a single entity may at times exceed 50% of the outstanding equity interests, the Company does not consolidate the partnerships due to the nature of the management activities of the general partner and the performance guaranties provided by the project sponsors giving them the majority of the variability. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of March 31, 2010 and December 31, 2009, the Company had investments of $1.8 million and $0.3 million, respectively, related to these projects, which are included in other assets on the Consolidated Balance Sheets. As of March 31, 2010, the Company had $0.7 million in unfunded commitments related to affordable housing investments included in other liabilities. The Company had no unfunded commitments related to affordable housing investments included in other liabilities at December 31, 2009. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at March 31, 2010 and December 31, 2010, respectively. The funded portion of these loans was approximately $0.8 million at March 31, 2010. There was no funded portion for any of the outstanding loan commitments with certain of the partnerships at December 31, 2009. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

NOTE 5: SECURITIES

At March 31, 2010 and December 31, 2009, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale at March 31, 2010 and December 31, 2009, by contractual maturity are presented below.

	March 31, 2010
	1 year or less	10 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
(Dollars in thousands)						Gains	Losses
Available-for-sale:
Agency obligations (a)	$—	34,407	42,795	49,998	127,200	665	138	126,673
Agency RMBS (a)	—	—	—	119,626	119,626	2,696	166	117,096
State and political subdivisions	—	472	14,425	67,393	82,290	1,326	478	81,442
Trust preferred securities:
Pooled	—	—	—	40	40	—	190	230
Individual issuer	—	—	—	1,560	1,560	—	1,890	3,450
Corporate debt	—	2,180	764	—	2,944	—	557	3,501

Total available-for-sale	$—	37,059	57,984	238,617	333,660	4,687	3,419	332,392

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2009
	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized cost
(Dollars in thousands)						Gains	Losses
Available-for-sale:
Agency obligations (a)	$—	—	42,626	47,594	90,220	363	630	90,487
Agency RMBS (a)	—	—	5,261	153,381	158,642	3,264	380	155,758
State and political subdivisions	—	382	16,073	65,107	81,562	1,031	578	81,109
Trust preferred securities:
Pooled	—	—	—	23	23	—	257	280
Individual issuer	—	—	—	1,440	1,440	—	2,010	3,450
Corporate debt	—	2,142	733	—	2,875	—	626	3,501

Total available-for-sale	$—	2,524	64,693	267,545	334,762	4,658	4,481	334,585

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $215.6 million and $203.4 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $6.0 million at March 31, 2010 and December 31, 2009, respectively. Cost-method investments primarily include Federal Home Loan Bank (“FHLB”) of Atlanta stock and Federal Reserve Bank stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2010 and December 31, 2009, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
March 31, 2010:
Agency obligations	$22,350	55	9,178	83	31,528	138
Agency RMBS	23,077	166	—	—	23,077	166
State and political subdivisions	15,393	285	2,870	193	18,263	478
Trust preferred securities:
Pooled	—	—	40	190	40	190
Individual issuer	—	—	1,560	1,890	1,560	1,890
Corporate debt	—	—	2,944	557	2,944	557

Total	$60,820	506	16,592	2,913	77,412	3,419

December 31, 2009:
Agency obligations	$46,219	630	—	—	46,219	630
Agency RMBS	48,343	380	—	—	48,343	380
State and political subdivisions	18,868	351	2,837	227	21,705	578
Trust preferred securities:
Pooled	13	37	10	220	23	257
Individual issuer	—	—	1,440	2,010	1,440	2,010
Corporate debt	—	—	2,876	626	2,876	626

Total	$113,443	1,398	7,163	3,083	120,606	4,481

The applicable date for determining when securities are in an unrealized loss position is March 31, 2010. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

For the securities in the previous table, the Company does not have the intent to sell and has determined it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, which may be maturity. The Company has assessed each security for credit impairment. For debt securities, the Company evaluates, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For cost-method investments, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment.

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

Cost-method investments

At March 31, 2010, cost-method investments with an aggregate cost of $6.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at March 31, 2010 and December 31, 2009, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of March 31, 2010

				Unrealized losses			Life-to-date Impairment Charges
	Credit Rating			Less than 12 months	12 months or longer
(Dollars in thousands)	Moody’s	Fitch	Fair value			Total
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	CC	$40	$—	190	190	$1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	135	—	315	315	—
Main Street Bank Statutory Trust I (c)	n/a	n/a	300	—	200	200	—
MNB Capital Trust I	n/a	n/a	100	—	400	400	—
PrimeSouth Capital Trust I	n/a	n/a	125	—	375	375	—
TCB Trust	n/a	n/a	250	—	250	250	—
United Community Capital Trust	n/a	n/a	650	—	350	350	—

Total individual issuer			1,560	—	1,890	1,890	—

Total trust preferred securities			$1,600	$—	2,080	2,080	$1,770

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Issuer acquired by BB&T Corporation.

Trust Preferred Securities as of December 31, 2009

				Unrealized losses			Life-to-date Impairment Charges
	Credit Rating			Less than 12 months	12 months or longer
(Dollars in thousands)	Moody’s	Fitch	Fair value			Total
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	B	$10	$—	220	220	$1,770
U.S. Capital Funding IV, Ltd. (b)	Ca	CC	13	37	—	37	2,450

Total pooled			23	37	220	257	4,220
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	90	—	360	360	—
Main Street Bank Statutory Trust I (d)	n/a	n/a	275	—	225	225	—
MNB Capital Trust I	n/a	n/a	125	—	375	375	—
PrimeSouth Capital Trust I	n/a	n/a	125	—	375	375	—
TCB Trust	n/a	n/a	325	—	175	175	—
United Community Capital Trust	n/a	n/a	500	—	500	500	—

Total individual issuer			1,440	—	2,010	2,010	—

Total trust preferred securities			$1,463	$37	2,230	2,267	$4,220

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(b)	Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(c)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(d)	Issuer acquired by BB&T Corporation.

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

At March 31, 2010 and December 31, 2009, respectively, there was no excess subordination for both the Class B notes of ALESCO Preferred Funding XVII, Ltd. and the B-2 notes of U.S. Capital Funding IV, Ltd.

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

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more-likely-than-not that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarter ended March 31, 2010 and 2009 for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security or the security matures. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended March 31
(Dollars in thousands)	2010	2009
Balance, beginning of period	$4,570	$—
Additions:
Initial credit impairments	—	1,688
Subsequent credit impairments	50	—
Reductions:
Securities sold	—	—
Due to change in intent to sell or requirement to sell	—	—
Increases in expected cash flows	—	—

Balance, end of period	$4,620	$1,688

Other-Than-Temporary Impairment

The following table presents details of other-than-temporary impairment related to securities, including equity securities carried at cost, for the quarter ended March 31, 2010 and 2009.

	Quarter ended March 31
(Dollars in thousands)	2010	2009
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$50	$—
Individual issuer trust preferred securities	—	1,688

Total debt securities	50	1,688
Cost-method investments	—	1,315

Total other-than-temporary impairment charges	$50	$3,003

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$50	$1,688
Securities with intent to sell	—	—
Recorded directly to other comprehensive income for non-credit related impairment	190	—

Total other-than-temporary impairment on debt securities	$240	$1,688

Realized Gains and Losses

The following table presents the gross realized gains and losses on securities, including cost-method investments. Realized losses include other-than-temporary impairment charges.

	Quarter ended March 31
(Dollars in thousands)	2010	2009
Gross realized gains	$1,139	$880
Gross realized losses	(89)	(3,003)

Net realized gains (losses)	$1,050	$(2,123)

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

The change in amortized MSRs and the related valuation allowance for the quarter ended March 31, 2010 and 2009 are presented below.

	Quarter ended March 31
(Dollars in thousands)	2010	2009
Beginning Balance	$834	$—
Additions	49	266
Amortization expense	(32)	—
Change in valuation allowance	—	—
Ending Balance	$851	$266

Fair value of amortized MSRs:
Beginning of period	978	—
End of period	1,030	295

The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. The valuation reserve is adjusted as the fair value changes. At March 31, 2010 and 2009, respectively, there was no valuation allowance recorded for amortized MSRs.

NOTE 7: FAIR VALUE DISCLOSURES

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB ASC 820. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process.

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

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at March 31, 2010 and December 31, 2009, respectively. The Company classified these assets within Level 2 of the valuation hierarchy.

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

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at March 31, 2010 and December 31, 2009, respectively. The Company classified these assets within Level 2 of the valuation hierarchy.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, respectively, by caption, on the consolidated balance sheets by FASB ASC 820 valuation hierarchy (as described above). There were no significant transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the quarter ended March 31, 2010.

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Securities available-for-sale:
Agency obligations	$127,200	—	127,200	—
Agency RMBS	119,626	—	119,626	—
States and political subdivisions	82,290	—	82,290	—
Trust preferred securities:
Pooled	40	—	—	40
Individual issuer	1,560	—	—	1,560
Corporate debt	2,944	—	2,944	—
Total securities available-for-sale	333,660	—	332,060	1,600
Other assets (1)	989	—	989	—
Total assets at fair value	$334,649	—	333,049	1,600

Other liabilities (1)	$989	—	989	—
Total liabilities at fair value	$989	—	989	—

December 31, 2009:
Securities available-for-sale:
Agency obligations	$90,220	—	90,220	—
Agency RMBS	158,642	—	158,642	—
States and political subdivisions	81,562	—	81,562	—
Trust preferred securities:
Pooled	23	—	—	23
Individual issuer	1,440	—	—	1,440
Corporate debt	2,875	—	2,875	—
Total securities available-for-sale	334,762	—	333,299	1,463
Other assets (1)	931	—	931	—
Total assets at fair value	$335,693	—	334,230	1,463

Other liabilities (1)	$931	—	931	—
Total liabilities at fair value	$931	—	931	—

(1)	Includes fair value of interest rate swap agreements.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for financial assets recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

	Quarter ended March 31
(Dollars in thousands)	2010	2009
Beginning balance	$1,463	$8,705
Total realized and unrealized gains and (losses):
Included in net earnings	(50)	(1,688)
Included in other comprehensive income	187	(1,621)
Purchases, issuances and settlements	—	—
Transfers in and/or (out) of Level 3	—	(2,613)
Ending balance	$1,600	$2,783

There were no transfers in and/or (out) of Level 3 for financial assets during the quarter ended March 31, 2010. The transfer from Level 3 to Level 2 during the quarter ended March 31, 2009 primarily related to corporate debt securities. Due to an increase in trading activity and observable inputs for the Company’s corporate debt securities during the quarter ended March 31, 2009, the fair value measurements for these securities were recognized using Level 2 inputs as of March 31, 2009.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009, respectively, by caption, on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Loans held for sale	$3,977	—	3,977	—
Loans, net (1)	9,544	—	—	9,544
Other real estate owned	7,081	—	—	7,081
Other assets (2)	851	—	—	851
Total assets at fair value	$21,453	—	3,977	17,476

December 31, 2009:
Loans held for sale	$4,881	—	4,881	—
Loans, net (1)	8,430	—	—	8,430
Other real estate owned	7,292	—	—	7,292
Other assets (2)	834	—	—	834
Total assets at fair value	$21,437	—	4,881	16,556

(1)	Loans considered impaired under FASB ASC 310-10-35, Receivables.
(2)	Mortgage servicing rights, net included in this category.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value and related estimated fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are presented below.

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	amount	fair value	amount	fair value
Financial Assets:
Cash and cash equivalents	$27,361	$27,361	$12,395	$12,395
Securities	333,660	333,660	334,762	334,762
Loans held for sale	3,977	3,977	4,881	4,881
Loans, net	374,073	378,437	369,608	373,940
Derivative assets	989	989	931	931
Financial Liabilities:
Deposits	$608,588	$614,996	$579,409	$585,597
Short-term borrowings	2,407	2,407	15,960	15,960
Long-term debt	118,345	124,628	118,349	124,004
Derivative liabilities	989	989	931	931

NOTE 9: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2010 the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the quarter ended March 31, 2010 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)
Interest rate swap agreements:
Pay fixed / receive variable	$6,329	$—	$989	$(58)
Pay variable / receive fixed	6,329	989	—	58
Total interest rate swap agreements	$12,658	$989	$989	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2010 and 2009, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2009.

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

•

the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2009 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS.”

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

Summary of Results of Operations

	Quarter ended March 31
(Dollars in thousands, except per share amounts)	2010	2009
Net interest income (a)	$5,268	$4,884
Less: tax-equivalent adjustment	437	359
Net interest income (GAAP)	4,831	4,525
Noninterest income (loss)	2,296	(89)
Total revenue	7,127	4,436
Provision for loan losses	1,450	550
Noninterest expense	3,636	3,553
Income tax expense	424	87
Net earnings	$1,617	$246

Basic and diluted earnings per share	$0.44	$0.07

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $1.6 million for the first quarter of 2010 compared to $0.2 million for the first quarter of 2009. Basic and diluted earnings per share were $0.44 per share for the first quarter of 2010 compared to $0.07 per share for the first quarter of 2009.

Net interest income (tax-equivalent) was approximately $5.3 million for the first quarter of 2010, compared to $4.9 million from the first quarter of 2009. Average loans were $379.1 million in the first quarter of 2010, an increase of $6.4 million, or 2%, from the first quarter of 2009. Average deposits were $599.0 million in the first quarter of 2010, an increase of $18.1million, or 3%, from the first quarter of 2009.

Credit quality deteriorated in the first quarter of 2010, when compared to the first quarter of 2009, due to continued economic stress. Although the Company’s level of net-charge offs and nonperforming assets compare favorably to peers, the Company experienced an increase in both measures during the first quarter of 2010. The Company’s annualized net charge-off ratio was 1.48% in the first quarter of 2010 from, compared to 0.45% in the first quarter of 2009. The increase in net charge-offs was primarily due to deterioration in the Company’s construction and land development portfolio. Nonperforming assets were 2.28% of total assets at March 31, 2010, compared to 2.15% at December 31, 2009. Although the majority of the balance in nonperforming assets at March 31, 2010 related to the construction and land development loan portfolio, the increase in nonperforming assets from December 31, 2009 was primarily due to loans secured by residential real estate. Continued weakness in the real estate market and the overall economy adversely affected the Company’s volume of nonperforming assets during the first quarter of 2010, and these economic conditions are expected to persist for the forseeable future. The provision for loan losses for the first quarter of 2010 was $1.5 million compared to $0.6 million in the first quarter of 2009. The increase in provision for loan losses reflects increases in the overall level of risk within the loan portfolio, past due and nonperforming loans, and increases in net-charge offs during the first quarter of 2010 when compared to the first quarter of 2009.

Noninterest income was approximately $2.3 million for the first quarter of 2010, compared to a loss of approximately $0.1 million in the first quarter 2009. The increase in total noninterest income is primarily due to a decrease in other-than-temporary impairment charges, reflected within net securities gains (losses). Net securities gains (losses) included approximately $0.1 million of other-than-temporary impairment charges in the first quarter of 2010, compared to approximately $3.0 million in other-than-temporary impairment charges recognized in the first quarter of 2009. Other-than-temporary impairment charges recognized in earnings during the first quarter of 2009 primarily related to the Company’s investments in the common stock and trust preferred securities related to Silverton Financial Services, Inc.

Noninterest expense was approximately $3.6 million during the first quarter of 2010 and 2009. Increases in FDIC and other regulatory assessments expense and other noninterest expense were largely offset by decreases in salaries and benefits expense. The decrease in salaries and benefits expense was primarily attributable to a decrease in commissions paid to our mortgage originators as a result of decreased origination volume in the first quarter of 2010 compared to the first quarter of 2009.

In the first quarter of 2010, the Company paid cash dividends of $0.7 million, or $0.195 per share. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a total risk-based capital ratio of 15.01% and a tier 1 leverage ratio of 8.17% at March 31, 2010.

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

Fair Value Determination

GAAP requires management to value and present at fair value certain of the Company’s assets and liabilities, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, (SFAS No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 7 of the Condensed Consolidated Financial Statements.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely- than-not that the Company will realize the benefits of these deductible differences at March 31, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31
	2010		2009
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$381,784	5.77%	$377,560	5.74%
Securities - taxable	250,286	3.84%	272,370	4.80%
Securities - tax-exempt	80,812	6.47%	66,065	6.48%

Total securities	331,098	4.48%	338,435	5.13%
Federal funds sold	12,832	0.22%	11,256	0.22%
Interest bearing bank deposits	1,076	0.00%	918	0.00%

Total interest-earning assets	726,790	5.08%	728,169	5.37%

Deposits:
NOW	93,348	0.76%	86,417	0.98%
Savings and money market	104,334	1.12%	88,960	1.24%
Certificates of deposits less than $100,000	150,912	2.42%	143,143	3.23%
Certificates of deposits and other time deposits of $100,000 or more	166,961	3.10%	188,047	4.11%

Total interest-bearing deposits	515,555	2.08%	506,567	2.82%
Short-term borrowings	6,256	0.71%	12,799	0.51%
Long-term debt	118,347	4.03%	123,365	3.98%

Total interest-bearing liabilities	640,158	2.43%	642,731	3.00%

Net interest income and margin	$5,268	2.94%	$4,884	2.72%

Net Interest Income and Margin

Net interest income (tax-equivalent) increased 8% in the first quarter of 2010 from the first quarter of 2009 as a result of net interest margin expansion. Net interest margin (tax-equivalent) was 2.94% for the first quarter of 2010, compared to 2.72% for the first quarter of 2009.

The tax-equivalent yield on total interest earning assets decreased 29 basis points in the first quarter of 2010 from the first quarter of 2009 to 5.08%. This decrease was primarily driven by a 65 basis point decrease in the tax-equivalent yield on total securities to 4.48%.

The cost of total interest-bearing liabilities decreased 57 basis points in the first quarter of 2010 from the first quarter of 2009, to 2.43%. This decrease was primarily driven by a 74 basis point decrease in the cost of total interest-bearing deposits to 2.08%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $1,450,000 and $550,000 for the quarters ended March 31, 2010 and 2009, respectively.

The increase in the provision for loan losses reflects increases in the overall level of risk within the loan portfolio, past due and nonperforming loans, and increases in net-charge offs during the first quarter of 2010 when compared to the first quarter of 2009. The impact of continuing economic distress, specifically its impact on our construction and land development loan portfolio, contributed to the significant increase in the provision for loan losses in the first quarter of 2010 when compared to the first quarter of 2009. The construction and land development loan portfolio has experienced weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures the Company’s construction and land development loan portfolio. The Company’s collateral for construction and land development loans is generally the primary source of repayment. As the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, the Company has increased its allowance for loan losses which has led to increased provision for loan losses in the first quarter of 2010 when compared to the first quarter of 2009.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.72% at March 31, 2010, compared to 1.73% at December 31, 2009. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2009. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Quarter ended March 31
(Dollars in thousands)	2010	2009
Service charges on deposit accounts	$314	$303
Mortgage lending income	482	1,330
Bank-owned life insurance	126	98
Securities gains (losses), net	1,050	(2,123)
Other	324	303
Total noninterest income	$2,296	$(89)

The major components of noninterest income are service charges on deposit accounts, mortgage lending income, income from bank-owned life insurance, securities gains (losses), net, and other noninterest income. The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31
(Dollars in thousands)	2010	2009
Origination income	$392	$1,248
Servicing fees, net	90	82
Total mortgage lending income	$482	$1,330

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

Mortgage lending income was $0.5 million in the first quarter of 2010, compared to $1.3 million in the first quarter of 2009. A significant decrease in the level of mortgage refinance activity during the first quarter of 2010 when compared to the record levels experienced in the first quarter of 2009 contributed to lower mortgage lending income during the first quarter of 2010.

The Company recorded net securities gains of $1.1 million in the first quarter of 2010, compared to net securities losses of $2.1 million in the first quarter of 2009. The change in net securities gains (losses) is primarily due to a significant decline in other-than-temporary impairment charges in the first quarter of 2010 when compared to the first quarter of 2009. Other- than-temporary impairment charges recognized in earnings were approximately $0.1 million in the first quarter of 2010, compared to approximately $3.0 million in the first quarter of 2009. Other-than-temporary impairment charges recognized in earnings for the first quarter of 2009 were primarily related to the Company’s investments in the common stock and trust preferred securities related to Silverton Financial Services, Inc.

Noninterest Expense

	Quarter ended March 31
(Dollars in thousands)	2010	2009
Salaries and benefits	$1,905	$2,049
Net occupancy and equipment	384	344
Professional fees	176	161
FDIC and other regulatory assessments	276	197
Other	895	802
Total noninterest expense	$3,636	$3,553

The major components of noninterest expense are salaries and benefits, net occupancy and equipment, professional fees, FDIC and other regulatory assessments, and other noninterest expense.

Salaries and benefits expense was $1.9 million in the first quarter of 2010, compared to $2.0 million in the first quarter of 2009. The primary driver of the decrease related to decreases in commissions paid to our mortgage originators as a result of decreased origination volume.

FDIC and other regulatory assessments expense was $0.3 million in 2010, compared to $0.2 million in 2008. As a result of the requirement to increase the FDIC’s Bank Insurance Fund to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, FDIC insurance costs have increased for all insured depository institutions. The Company anticipates more bank failures through the duration of this credit cycle resulting in higher assessments for all institutions.

Income Tax Expense

Income tax expense was $0.4 million in the first quarter of 2010, compared to $0.1 million in the first quarter of 2009. This change was primarily due to an increase in the level of earnings before taxes in the first quarter of 2010 when compared to the first quarter of 2009. The annualized effective tax rate for the first quarter of 2010 was 20.77%, compared to an annualized effective income tax rate of 26.13% for the first quarter of 2009. The decrease in the Company’s annualized effective tax rate in the first quarter of 2010 when compared to the first quarter of 2009 was primarily due to no change in the amount of deferred tax assets that management believes will more-likely-than-not be realized. The effective tax rate for the first quarter of 2009 reflected the impact of a change in the deferred tax asset valuation allowance related to nondeductible capital losses.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $333.7 million and $334.8 million as of March 31, 2010 and December 31, 2009, respectively. The net unrealized gain on securities available-for-sale was $1.3 million at March 31, 2010 compared to a net unrealized gain of $0.2 million at December 31, 2009. Increases in the fair value of securities available-for-sale during the first quarter of 2010 were primarily driven by changes in interest rates and the narrowing of credit spreads.

The average yields earned on total securities were 4.48% in the first quarter of 2010 and 5.13% in the first quarter of 2009.

Loans

	2010	2009
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Commercial, financial and agricultural	$52,918	$53,884	$54,350	$52,397	$52,463
Construction and land development	57,945	56,820	56,956	53,304	70,828
Real estate - mortgage:
Commercial	158,781	156,928	156,356	147,843	137,253
Residential	99,660	97,407	106,932	108,576	103,004
Consumer installment	11,475	11,236	11,065	11,330	10,887
Total loans	380,779	376,275	385,659	373,450	374,435
Less: unearned income	(160)	(172)	(211)	(229)	(250)
Loans, net of unearned income	$380,619	$376,103	$385,448	$373,221	$374,185

Total loans, net of unearned income, were $380.6 million as of March 31, 2010, an increase of $4.5 million, or 1%, from $376.1 million at December 31, 2009. Four loan categories represented the majority of the loan portfolio as of March 31, 2010. Commercial real estate mortgage loans represented 42%, residential real estate mortgage loans represented 26%, construction and land development loans represented 15% and commercial, financial and agricultural loans represented 14% of the Company’s total loans at March 31, 2010. Owner-occupied commercial real estate mortgage loans were approximately 26% of the Company’s total loan portfolio at March 31, 2010.

Within the residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $25.9 million, or 7%, of total loans, net of unearned income at both March 31, 2010 and December 31, 2009. For residential real estate mortgage loans with a consumer purpose, approximately $5.5 million and $5.8 million required interest only payments at March 31, 2010 and December 31, 2009, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $8.3 million and $9.4 million as of March 31, 2010 and December 31, 2009, respectively. All purchased loan participations are underwritten by the Company and independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures as described under “CRITICAL ACCOUNTING POLICIES”.

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

We attempt to reduce these economic and credit risks by adherence to loan to value guidelines for collateralized loans, by investigating the creditworthiness of the borrower and by monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our exposure by prohibiting loan relationships that exceed 10% of the capital accounts of the bank if such loans are not secured or 20% of the capital accounts if loans in excess of 10% are fully secured, which would approximate $13.1 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $11.8 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2010 and December 31, 2009, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists to any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at March 31, 2010 and December 31, 2009.

(In thousands)	March 31, 2010	December 31, 2009
Lessors of 1 to 4 family residential properties	$36,837	$34,961
Office buildings:
Owner occupied	16,288	15,740
Non-owner occupied	5,012	5,382
Total office buildings	21,300	21,122
Hotel/Motel (all owner-occupied)	$16,911	$17,114

The average yield earned on loans and loans held for sale was 5.77% in the first quarter of 2010 and 5.74% in the first quarter of 2009.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. At March 31, 2010 and December 31, 2009, respectively, the allowance for loan losses was $6.5 million, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2010 and the previous four quarters is presented below.

	2010	2009
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$6,495	5,458	4,646	4,532	4,398
Charge-offs:
Commercial, financial and agricultural	(68)	(91)	(128)	—	(276)
Construction & land development	(1,293)	(1,629)	—	(459)	—
Residential real estate - mortgage	(46)	(202)	(204)	(144)	(154)
Consumer installment	(5)	(17)	(10)	(23)	(11)
Total charge-offs	(1,412)	(1,939)	(342)	(626)	(441)
Recoveries	13	76	54	40	25
Net charge-offs	(1,399)	(1,863)	(288)	(586)	(416)
Provision for loan losses	1,450	2,900	1,100	700	550

Ending balance	$6,546	6,495	5,458	4,646	4,532

as a % of loans	1.72%	1.73	1.42	1.24	1.21
as a % of nonperforming loans	60%	69	64	720	100
Net charge-offs as a % of average loans	1.48%	1.95	0.31	0.63	0.45

As described under “CRITICAL ACCOUNTING POLICIES”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.72% at March 31, 2010, compared to 1.73% at December 31, 2009. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs during the quarter ended March 31, 2010 primarily related to one construction and land development loan. The charge-off related to this loan, which was recognized during the quarter ended March 31, 2010, was equal to its corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million at December 31, 2009.

At March 31, 2010, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 60%, compared to 69% at December 31, 2009. The decrease in this ratio was primarily due to an increase in nonperforming loans that (1) the Company believes are well-collateralized based on current appraisals and other comparable sales data or (2) have already been impaired and written down to fair value less costs to sell.

At March 31, 2010, the Company’s recorded investment in loans considered impaired was $10.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.1 million. At December 31, 2009, the Company’s recorded investment in loans considered impaired was $9.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At March 31, 2010 the Company had $18.0 million in nonperforming assets compared to $16.6 million at December 31, 2009. Included in nonperforming assets were nonperforming loans of $10.9 million and $9.4 million at March 31, 2010 and December 31, 2009, respectively. Although the majority of the balance in nonperforming assets at March 31, 2010 related to deterioration in the construction and land development loan portfolio, the increase in nonperforming assets from December 31, 2009 was primarily driven by loans secured by residential real estate due to the impact of continuing economic distress, including the high rate of unemployment.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2010 and the previous four quarters.

	2010	2009
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonperforming assets:
Nonaccrual loans	$10,934	9,352	8,490	645	4,537
Other nonperforming assets (primarily other real estate owned)	7,081	7,292	5,279	5,149	113
Total nonperforming assets	$18,015	16,644	13,769	5,794	4,650

as a % of loans and foreclosed properties	4.65%	4.34	3.52	1.53	1.24
as a % of total assets	2.28%	2.15	1.75	0.72	0.58
Nonaccrual loans as a % of loans	2.87%	2.49	2.20	0.17	1.21
Accruing loans 90 days or more past due	$374	5	122	28	56

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median selling price for residential homes during the quarter ended March 31, 2010 was $172,549, an increase of 4.0% from the same quarter a year earlier. LCAR also reported that residential inventory at March 31, 2009 was 1,417 homes, an increase of 10.0% from a year earlier and the average number of days on the market for residential homes sold during the quarter ended March 31, 2010 was 159 days. Although stable median home prices are positive signs for this market, the supply of housing and the average number of days on the market for homes sold remain elevated. Continued weakness in the real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets. For additional discussion of risk factors, see Part I “Item 1A. Risk Factors” on page 17 in our annual report on Form 10-K for the year ended December 31, 2009.

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2010 and the previous four quarters.

	2010	2009
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans:
Construction and land development	$6,500	$7,542	$6,652	$97	$4,426
Real estate - mortgage:
Commercial	1,730	961	856	—	—
Residential	2,687	842	972	538	100
Consumer installment	17	7	10	10	11
Total nonaccrual loans / nonperfoming loans	$10,934	$9,352	$8,490	$645	$4,537

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2010, the Company had $10.9 million in loans on nonaccrual, compared to $9.4 million at December 31, 2009. Approximately $5.6 million of total nonaccrual loans at March 31, 2010 related to two construction and land development loans. One loan is secured by a completed residential condominium project located in the Company’s primary markets. The other loan is a purchased participation secured by partially developed land located near the Florida Gulf Coast.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At March 31, 2010 and December 31, 2009, respectively, the Company had no accruing restructured loans.

The Company had $374 thousand and $5 thousand in loans 90 days past due and still accruing interest at March 31, 2010 and December 31, 2009, respectively.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2010 and the previous four quarters.

	2010	2009
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Other real estate owned:
Residential condo development	$4,329	$4,329	$4,329	$4,329	$—
New home construction	253	490	650	574	—
Developed lots	136	136	169	96	—
Undeveloped land	2,210	2,210	—	—	—
Other	153	127	131	150	113
Total other real estate owned	$7,081	$7,292	$5,279	$5,149	$113

The Company owned $7.1 million in other real estate, which we had acquired from borrowers at March 31, 2010, compared to $7.3 million at December 31, 2009. At March 31, 2010, other real estate owned included two properties with a total carrying value of $6.5 million. The first property is undeveloped land located near the Company’s primary markets. The second property is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on this property from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in other real estate owned. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as a FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, exceeds the Company’s recorded investment.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $14.5 million, or 3.8% of total loans outstanding, net of unearned income at March 31, 2010, compared to $16.8 million, or 4.5% of total loans outstanding, net of unearned income at December 31, 2009. The decrease in potential problem loans primarily related to certain residential real estate mortgage loans being placed on nonaccrual status. Continued weakness in the real estate market and the overall economy has adversely affected the Company’s volume of potential problem loans, and these economic conditions are expected to persist for the foreseeable future.

The table below provides information concerning the composition of potential problem loans for the first quarter of 2010 and the previous four quarters.

	2010	2009
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Potential problem loans:
Commercial, financial, and agricultural	$1,430	$1,771	$1,560	$718	$757
Construction and land development	1,636	1,682	6,070	3,196	1,363
Real estate - mortgage:
Commercial	5,313	5,659	1,504	—	—
Residential	5,981	7,502	6,872	7,964	3,080
Consumer installment	149	198	217	59	61
Total potential problem loans	$14,509	$16,812	$16,223	$11,937	$5,261

At March 31, 2010, approximately $2.9 million or 19.8% of total potential problem loans were past due at least 30 days but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the first quarter of 2010 and the previous four quarters.

	2010	2009
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Performing loans past due 30 to 90 days:
Commercial, financial, and agricultural	$206	$339	$398	$280	$255
Construction and land development	20	137	518	47	37
Real estate - mortgage:
Commercial	1,658	1,048	890	—	—
Residential	3,357	1,626	736	161	2,603
Consumer installment	3	46	82	72	47
Total performing loans past due 30 to 90 days	$5,244	$3,196	$2,624	$560	$2,942

Deposits

Total deposits were $608.6 million and $579.4 million at March 31, 2010, and December 31, 2009, respectively. The increase of $29.2 million in total deposits from December 31, 2009 was largely due to increases in noninterest bearing demand deposits, interest bearing demand deposits (or “NOW accounts”), and money market accounts. The increase of $6.0 million in noninterest bearing deposits is primarily due to an increase in the number of new accounts and an increase in the balances of existing customer accounts. The increase of $14.1 million in NOW accounts primarily relates to seasonal increases in public depositor account balances. The increase of $6.5 million in money market accounts reflects decreases in interest rates and related shifts as customers sought more yield in a low interest rate environment.

The average rates paid on total interest-bearing deposits were 2.08% in the first quarter of 2010 and 2.82% in the first quarter of 2009.

Noninterest bearing deposits were 14% and 13% of total deposits as of March 31, 2010 and December 31, 2009, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $34.0 million with none outstanding at March 31, 2010, compared to $34.0 million with $12.5 million outstanding at December 31, 2009. Securities sold under agreements to repurchase totaled $2.4 million at March 31, 2010, compared to $3.5 million at December 31, 2009.

The average rate paid on short-term borrowings was 0.71% in the first quarter of 2010 and 0.51% in the first quarter of 2009.

Long-term debt included FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $86.1 million in long-term FHLB advances, $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both March 31, 2010 and December 31, 2009.

The average rate paid on long-term debt was 4.03% in the first quarter of 2010 and 3.98% in the first quarter of 2009.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $57.8 million and $56.2 million as of March 31, 2010 and December 31, 2009, respectively. The increase from December 31, 2009 is primarily driven by net earnings of $1.6 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale of $0.7 million, which was offset by cash dividends paid of approximately $0.7 million.

The Company’s tier 1 leverage ratio was 8.17%, tier 1 risk-based capital ratio was 13.76% and total risk-based capital ratio was 15.01% at March 31, 2010. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at March 31, 2010.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent. The results of our current economic value of equity model would indicate that we are in compliance with our current guidelines at March 31, 2010.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2010 and December 31, 2009, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At March 31, 2010, the Bank had an available line of credit with the FHLB totaling $236.2 million with $86.1 million outstanding. At March 31, 2010, the Bank also had $34.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At March 31, 2010, the Bank had outstanding standby letters of credit of $8.0 million and unfunded loan commitments outstanding of $51.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

The Company also has commitments to fund certain affordable housing investments. The Company invests in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of March 31, 2010 had investments of $1.8 million, related to these projects, which are included in other assets on the Consolidated Balance Sheets. The Company’s outstanding commitments to fund affordable housing investments totaled $5.1 million at March 31, 2010. When commitments to fund affordable housing investments are contingent upon a future event, a liability must be recognized when that contingent event becomes probable. As of March 31, 2010, the Company had $0.7 million in unfunded commitments related to affordable housing investments included in other liabilities. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at March 31, 2010. The funded portion of these loans was approximately $0.8 million at March 31, 2010. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

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

In the first quarter of 2010, the Company adopted new guidance related to the following Codification topics:

•	Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140); and

•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)); and

•	ASU 2010-6, Improving Disclosures about Fair Value Measurements.

•	ASU 2010-10, Consolidation: Amendments for Certain Investment Funds

In addition, the following accounting pronouncements were issued by the FASB, but are not yet effective:

•	ASU 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives

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

ASU 2010-6, Improving Disclosures about Fair Value Measurements, changes the disclosure requirements for fair value measurements. The Update requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The Update further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Corporation beginning January 1, 2011. The remaining disclosure requirements and clarifications in the Update became effective for the Company on January 1, 2010. Adoption did not affect the Company’s consolidated financial results since it amended only the disclosure requirements for fair value measurements. See Note 7 of the Condensed Consolidated Financial Statements.

ASU 2010-10, Consolidation: Amendments for Certain Investment Funds, which defers, for certain investment funds, the consolidation requirements resulting from the issuance of ASU 2009-17. Specifically, the deferral is applicable for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. ASU 2010-10 is effective for periods beginning after November 15, 2009. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

ASU 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives, which amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. ASU 2010-11 is effective for interim periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have a material impact to the consolidated financial statements

Table 1 - Explanation of Non-GAAP Financial Measures

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

	2010	2009
(in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net interest income (GAAP)	$4,831	5,109	4,662	4,519	4,525
Tax-equivalent adjustment	437	438	432	404	359

Net interest income (Tax-equivalent)	$5,268	5,547	5,094	4,923	4,884

Table 2 - Selected Quarterly Financial Data

2010	2009
(Dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations
Net interest income (a)	$5,268	5,547	5,094	4,923	4,884
Less: tax-equivalent adjustment	437	438	432	404	359
Net interest income (GAAP)	4,831	5,109	4,662	4,519	4,525
Noninterest income (loss)	2,296	799	1,159	1,263	(89)
Total revenue	7,127	5,908	5,821	5,782	4,436
Provision for loan losses	1,450	2,900	1,100	700	550
Noninterest expense	3,636	3,735	3,421	3,924	3,553
Income tax expense	424	(930)	277	226	87
Net earnings	$1,617	203	1,023	932	246

Per share data:
Basic and diluted net earnings	$0.44	0.06	0.28	0.25	0.07
Cash dividends declared	0.195	0.190	0.190	0.190	0.190
Weighted average shares outstanding:
Basic and diluted	3,643,116	3,643,395	3,644,097	3,644,491	3,646,827
Shares outstanding, at period end	3,643,112	3,643,117	3,644,097	3,644,097	3,644,957
Book value	$15.86	15.42	16.03	14.53	15.14
Common stock price
High	$21.95	25.98	29.99	30.00	26.40
Low	17.61	18.93	22.50	21.75	18.07
Period end:	20.65	19.69	24.40	28.50	21.00
To earnings ratio	19.86	x	29.39	28.05	25.22	15.22
To book value	130%	128	152	196	139
Performance ratios:
Return on average equity	11.31%	1.37	7.64	6.63	1.70
Return on average assets	0.82%	0.10	0.52	0.46	0.13
Dividend payout ratio	44.32%	316.67	67.86	73.08	271.43
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.72%	1.73	1.42	1.24	1.21
Nonperforming loans	60%	69	64	720	100
Nonperforming assets as a % of:
Loans and foreclosed properties	4.65%	4.34	3.52	1.53	1.24
Total assets	2.28%	2.15	1.75	0.72	0.58
Nonperforming loans as a % of total loans	2.87%	2.49	2.20	0.17	1.21
Net charge-offs as a % of average loans	1.48%	1.95	0.31	0.63	0.45
Capital Adequacy:
Tier 1 risk-based capital ratio	13.76%	13.73	13.70	13.81	13.77
Total risk-based capital ratio	15.01%	14.98	14.88	14.82	14.75
Tier 1 Leverage Ratio	8.17%	8.13	8.05	7.89	8.10
Other financial data:
Net interest margin (a)	2.94%	3.02	2.74	2.64	2.72
Effective income tax rate	20.77%	NM	21.31	19.52	26.13
Efficiency ratio (b)	48.07%	58.86	54.71	63.43	74.10
Selected average balances:
Securities	$331,098	338,261	346,353	353,168	338,435
Loans, net of unearned income	379,092	381,112	377,170	374,465	372,702
Total assets	784,183	777,363	790,885	803,903	779,295
Total deposits	599,021	589,452	604,005	611,224	580,921
Long-term debt	118,347	118,351	118,355	120,997	123,365
Total stockholders’ equity	57,208	59,349	53,584	56,265	58,051
Selected period end balances:
Securities	$333,660	334,762	338,924	349,472	358,425
Loans, net of unearned income	380,619	376,103	385,448	373,221	374,185
Allowance for loan losses	6,546	6,495	5,458	4,646	4,532
Total assets	791,324	773,382	786,042	800,910	802,450
Total deposits	608,588	579,409	597,591	616,442	609,206
Long-term debt	118,345	118,349	118,355	118,358	123,363
Total stockholders’ equity	57,778	56,183	58,405	52,948	55,180

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Average Balances and Net Interest Income Analysis

	Quarter ended March 31
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$381,784	$5,433	5.77%	$377,560	$5,346	5.74%
Securities - taxable	250,286	2,367	3.84%	272,370	3,227	4.80%
Securities - tax-exempt (2)	80,812	1,289	6.47%	66,065	1,056	6.48%

Total securities	331,098	3,656	4.48%	338,435	4,283	5.13%
Federal funds sold	12,832	7	0.22%	11,256	6	0.22%
Interest bearing bank deposits	1,076	—	0.00%	918	—	0.00%

Total interest-earning assets	726,790	$9,096	5.08%	728,169	$9,635	5.37%
Cash and due from banks	13,029			16,895
Other assets	44,364			34,231

Total assets	$784,183			$779,295

Interest-bearing liabilities:
Deposits:
NOW	$93,348	$176	0.76%	$86,417	$209	0.98%
Savings and money market	104,334	288	1.12%	88,960	272	1.24%
Certificates of deposits less than $100,000	150,912	901	2.42%	143,143	1,139	3.23%
Certificates of deposits and other time deposits of $100,000 or more	166,961	1,275	3.10%	188,047	1,904	4.11%

Total interest-bearing deposits	515,555	2,640	2.08%	506,567	3,524	2.82%
Short-term borrowings	6,256	11	0.71%	12,799	16	0.51%
Long-term debt	118,347	1,177	4.03%	123,365	1,211	3.98%

Total interest-bearing liabilities	640,158	$3,828	2.43%	642,731	$4,751	3.00%
Noninterest-bearing deposits	83,466			74,354
Other liabilities	3,351			4,159
Stockholders’ equity	57,208			58,051

Total liabilities and stockholders’ equity	$784,183			$779,295

Net interest income and margin		$5,268	2.94%		$4,884	2.72%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Loan Portfolio Composition

	2010	2009
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial, financial and agricultural	$52,918	53,884	54,350	52,397	52,463
Construction & land development	57,945	56,820	56,956	53,304	70,828
Real estate - mortgage:
Commercial	158,781	156,928	156,356	147,843	137,253
Residential	99,660	97,407	106,932	108,576	103,004
Consumer installment	11,475	11,236	11,065	11,330	10,887
Total loans	380,779	376,275	385,659	373,450	374,435
Less: unearned income	(160)	(172)	(211)	(229)	(250)
Loans, net of unearned income	380,619	376,103	385,448	373,221	374,185
Less: allowance for loan losses	(6,546)	(6,495)	(5,458)	(4,646)	(4,532)
Loans, net	$374,073	369,608	379,990	368,575	369,653

Table 5 - Allowance for Loan Losses and Nonperforming Assets

	2010	2009
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Allowance for loan losses:
Balance at beginning of period	$6,495	5,458	4,646	4,532	4,398
Charge-offs:
Commercial, financial and agricultural	(68)	(91)	(128)	—	(276)
Construction & land development	(1,293)	(1,629)	—	(459)	—
Residential real estate - mortgage	(46)	(202)	(204)	(144)	(154)
Consumer installment	(5)	(17)	(10)	(23)	(11)
Total charge-offs	(1,412)	(1,939)	(342)	(626)	(441)
Recoveries	13	76	54	40	25
Net charge-offs	(1,399)	(1,863)	(288)	(586)	(416)
Provision for loan losses	1,450	2,900	1,100	700	550

Ending balance	$6,546	6,495	5,458	4,646	4,532

as a % of loans	1.72%	1.73	1.42	1.24	1.21
as a % of nonperforming loans	60%	69	64	720	100
Net charge-offs as a % of average loans	1.48%	1.95	0.31	0.63	0.45

Nonperforming assets:
Nonaccrual loans	$10,934	9,352	8,490	645	4,537
Other nonperforming assets
(primarily other real estate owned)	7,081	7,292	5,279	5,149	113
Total nonperforming assets	$18,015	16,644	13,769	5,794	4,650

as a % of loans and foreclosed properties	4.65%	4.34	3.52	1.53	1.24
as a % of total assets	2.28%	2.15	1.75	0.72	0.58
Nonperforming loans as a % of total loans	2.87%	2.49	2.20	0.17	1.21
Accruing loans 90 days or more past due	$374	5	122	28	56

Table 6 - Allocation of Allowance for Loan Losses

	2010		2009
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial, financial and agricultural	$738	13.9	$784	14.3	$731	14.1	$526	14.0	$401	14.0
Construction and land development	1,180	15.2	2,063	15.1	1,292	14.8	816	14.3	918	18.9
Real estate - mortgage:
Commercial	1,972	41.7	1,264	41.7	1,209	40.5	1,333	39.6	1,215	36.7
Residential	1,964	26.2	1,706	25.9	1,762	27.7	1,712	29.1	1,452	27.5
Consumer installment	207	3.0	227	3.0	202	2.9	140	3.0	143	2.9
Unallocated	485		451		262		119		403
Total allowance for loan losses	$6,546		$6,495		$5,458		$4,646		$4,532

*	Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2010
Maturity of:
3 months or less	$14,156
Over 3 months through 6 months	37,398
Over 6 months through 12 months	56,937
Over 12 months	94,842

Total CDs and other time deposits of $100,000 or more	$203,333

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is set forth in ITEM 2 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, with the participation of its management, including its Chief Executive Officer and Principal Financial and Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal, governmental, or regulatory proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	—	—	161,113
February 1 – February 28	25	$ 18.19	25	161,088
March 1 – March 31	—	—	—	—
Total	25	$ 18.19	—	—

(1)	Based on trade date, not settlement date.
(2)

On April 8, 2008, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized to repurchase up to 200,000 shares of its common stock. The April 2008 authorization expired on February 28, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: May 13, 2010	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date: May 13, 2010	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial officer
(Principal Financial and Accounting Officer)