Form 10-Q
period 2010-06-30
AUBURN NATIONAL BANCORPORATION INC
filed 2010-08-16
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $0.01 par value per share	3,642,693 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2010	December 31, 2009

Assets:
Cash and due from banks	$13,934	$11,567
Federal funds sold	10,365	—
Interest bearing bank deposits	1,009	828

Cash and cash equivalents	25,308	12,395

Securities available-for-sale	333,107	334,762
Loans held for sale	4,269	4,881
Loans, net of unearned income	376,624	376,103
Allowance for loan losses	(6,580)	(6,495)

Loans, net	370,044	369,608

Premises and equipment, net	8,197	8,282
Bank-owned life insurance	15,951	15,719
Other real estate	6,341	7,292
Other assets	20,907	20,443

Total assets	$784,124	$773,382

Liabilities:
Deposits:
Noninterest-bearing	$86,509	$76,497
Interest-bearing	519,246	502,912

Total deposits	605,755	579,409
Federal funds purchased and securities sold under agreements to repurchase	2,151	15,960
Long-term debt	113,340	118,349
Accrued expenses and other liabilities	3,836	3,481

Total liabilities	725,082	717,199

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,752	3,751
Retained earnings	60,720	58,917
Accumulated other comprehensive income, net	1,174	111
Less treasury stock, at cost - 314,442 shares and 314,018 shares for June 30, 2010 and December 31, 2009, respectively	(6,643)	(6,635)

Total stockholders’ equity	59,042	56,183

Total liabilities and stockholders’ equity	$784,124	$773,382

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands, except share and per share data)	2010	2009	2010	2009

Interest income:
Loans, including fees	$5,492	$5,430	$10,925	$10,776
Securities	2,959	3,809	6,178	7,733
Federal funds sold and interest bearing bank deposits	10	9	17	15

Total interest income	8,461	9,248	17,120	18,524

Interest expense:
Deposits	2,615	3,505	5,255	7,029
Short-term borrowings	3	15	14	31
Long-term debt	1,155	1,209	2,332	2,420

Total interest expense	3,773	4,729	7,601	9,480

Net interest income	4,688	4,519	9,519	9,044
Provision for loan losses	750	700	2,200	1,250

Net interest income after provision for loan losses	3,938	3,819	7,319	7,794

Noninterest income:
Service charges on deposit accounts	334	302	648	605
Mortgage lending	625	1,310	1,107	2,640
Bank-owned life insurance	106	110	232	208
Other	296	299	620	602
Securities gains (losses), net:
Realized gains, net	1,431	1,024	2,531	1,904
Total other-than-temporary impairments	(20)	(1,287)	(260)	(6,420)
Non-credit portion of other-than temporary impairments recognized in (transferred from) other comprehensive income	20	(495)	210	1,635

Total securities gains (losses), net	1,431	(758)	2,481	(2,881)

Total noninterest income	2,792	1,263	5,088	1,174

Noninterest expense:
Salaries and benefits	1,939	1,974	3,844	4,023
Net occupancy and equipment	364	395	748	739
Professional fees	191	174	367	335
FDIC and other regulatory assessments	286	578	562	775
Other real estate owned, net	911	28	972	8
Prepayment penalty on long-term debt	298	—	298	—
Other	820	775	1,654	1,597

Total noninterest expense	4,809	3,924	8,445	7,477

Earnings before income taxes	1,921	1,158	3,962	1,491
Income tax expense	314	226	738	313

Net earnings	$1,607	$932	$3,224	$1,178

Net earnings per share:
Basic and diluted	$0.44	$0.25	$0.88	$0.32

Weighted average shares outstanding:
Basic and diluted	3,642,877	3,644,491	3,642,996	3,645,652

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount

Balance, December 31, 2008	3,957,135	$39	$3,749	$59,283	$603	$(6,546)	$57,128
Comprehensive income:
Net earnings	—	—	—	1,178	—	—	1,178
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for-sale, net	—	—	—	—	(1,031)	—	(1,031)
Other comprehensive loss due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	(2,877)	—	(2,877)

Total comprehensive loss	—	—	—	1,178	(3,908)	—	(2,730)

Cash dividends paid ($0.38 per share)	—	—	—	(1,386)	—	—	(1,386)
Stock repurchases (2,955 shares)	—	—	—	—	—	(67)	(67)
Sale of treasury stock (105 shares)	—	—	2	—	—	1	3

Balance, June 30, 2009	3,957,135	$39	$3,751	$59,075	$(3,305)	$(6,612)	$52,948

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$(6,635)	$56,183
Comprehensive income:
Net earnings	—	—	—	3,224	—	—	3,224
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for-sale, net	—	—	—	—	(133)	—	(133)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	1,196	—	1,196

Total comprehensive income	—	—	—	3,224	1,063	—	4,287

Cash dividends paid ($0.39 per share)	—	—	—	(1,421)	—	—	(1,421)
Stock repurchases (484 shares)	—	—	—	—	—	(8)	(8)
Sale of treasury stock (60 shares)	—	—	1	—	—	—	1

Balance, June 30, 2010	3,957,135	$39	$3,752	$60,720	$1,174	$(6,643)	$59,042

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30
(In thousands)	2010	2009

Cash flows from operating activities:
Net earnings	$3,224	$1,178
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,200	1,250
Depreciation and amortization	387	327
Premium amortization and discount accretion, net	916	764
Net (gain) loss on securities	(2,481)	2,881
Net gain on sale of loans held for sale	(927)	(2,474)
Net loss (gain) on other real estate	857	(33)
Loss on prepayment of long-term debt	298	—
Loans originated for sale	(38,702)	(106,894)
Proceeds from sale of loans	40,130	106,353
Increase in cash surrender value of bank owned life insurance	(232)	(208)
Net increase in other assets	(1,201)	(1,049)
Net increase (decrease) in accrued expenses and other liabilities	355	(100)

Net cash provided by operating activities	4,824	1,995

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	120,083	89,703
Proceeds from maturities of securities available-for-sale	71,029	75,754
Purchase of securities available-for-sale	(186,208)	(220,133)
Net increase in loans	(3,113)	(10,110)
Net purchases of premises and equipment	(75)	(813)
Proceeds from sale of other real estate	571	258

Net cash provided by (used in) investing activities	2,287	(65,341)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	10,012	5,195
Net increase in interest-bearing deposits	16,334	60,404
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(13,809)	(1,369)
Repayments or retirement of long-term debt	(5,307)	(5,010)
Proceeds from sale of treasury stock	1	3
Stock repurchases	(8)	(67)
Dividends paid	(1,421)	(1,386)

Net cash provided by financing activities	5,802	57,770

Net change in cash and cash equivalents	12,913	(5,576)
Cash and cash equivalents at beginning of period	12,395	36,433

Cash and cash equivalents at end of period	$25,308	$30,857

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,770	$9,413
Income taxes	843	1,308
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	477	5,049

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

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the six months ended June 30, 2010, are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to period end June 30, 2010. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Accounting Developments

In the first quarter of 2010, the Company adopted new guidance related to the following Codification topics:

•

Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets (Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140); and

•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)); and

•	ASU 2010-6, Improving Disclosures about Fair Value Measurements.

•	ASU 2010-10, Consolidation: Amendments for Certain Investment Funds

Information about these pronouncements is described in more detail below.

ASU 2009-16, Accounting for Transfers of Financial Assets (SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140), modifies certain guidance contained in FASB Accounting Standards Codification (“ASC”) 860, Transfers and Servicing. This standard eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. SFAS No. 166 addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest. SFAS No. 166 also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), amends several key consolidation provisions related to variable interest entities (“VIEs”), which are included in FASB ASC 810, Consolidation. First, the scope of SFAS No. 167 includes entities that are currently designated as QSPEs. Second, SFAS No. 167 changes the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under existing rules, the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The guidance in SFAS No. 167 identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, SFAS No. 167 requires companies to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. SFAS No. 167 was effective for the Company as of January 1, 2010, and applies to all current QSPEs and VIEs, and VIEs created after the effective date. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

ASU 2010-6, Improving Disclosures about Fair Value Measurements, amends AS 820, Fair Value Measurements and Disclosures. ASU 2010-6 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-6 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications in ASU 2010-06 became effective for the Company on January 1, 2010. Adoption did not affect the Company’s consolidated financial results, since it amended only the disclosure requirements for fair value measurements. See Note 7 of the Condensed Consolidated Financial Statements.

ASU 2010-10, Consolidation: Amendments for Certain Investment Funds, which defers, for certain investment funds, the consolidation requirements resulting from the issuance of ASU 2009-17. Specifically, the deferral is applicable for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. ASU 2010-10 was effective for periods beginning after November 15, 2009. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarter and six months ended June 30, 2010 and 2009, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At June 30, 2010 and 2009, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarter and six months ended June 30, 2010 and 2009 is presented below.

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands, except share and per share data)	2010	2009	2010	2009
Basic:
Net earnings	$1,607	$932	$3,224	$1,178
Average common shares outstanding	3,642,877	3,644,491	3,642,996	3,645,652

Earnings per share	$0.44	$0.25	$0.88	$0.32

Diluted:
Net earnings	$1,607	$932	$3,224	$1,178
Average common shares outstanding	3,642,877	3,644,491	3,642,996	3,645,652
Dilutive effect of options issued	—	—	—	—

Average diluted shares outstanding	3,642,877	3,644,491	3,642,996	3,645,652

Earnings per share	$0.44	$0.25	$0.88	$0.32

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income (loss) for the quarter and six months ended June 30, 2010 and 2009 is presented below.

	Quarter ended June 30		Six months ended June 30
(In thousands)	2010	2009	2010	2009
Comprehensive income:
Net earnings	$1,607	$932	$3,224	$1,178
Other comprehensive income (loss):
Due to change in other-than-temporary impairment losses related to factors other than credit on securities available-for-sale, net	(13)	(1,031)	(133)	(1,031)
Due to change in all other unrealized gains (losses) on securities available-for-sale, net	387	(1,419)	1,196	(2,877)

Total comprehensive income (loss)	$1,981	$(1,518)	$4,287	$(2,730)

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

At June 30, 2010, the Company did not have any consolidated variable interest entities to disclose but did have several nonconsolidated VIEs, discussed below.

Nonconsolidated Variable Interest Entities

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

Periodically, the Company may invest in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. These projects are funded through a combination of debt and equity and the partnerships meet the definition of a VIE. While the Company’s investment in a single entity may at times exceed 50% of the outstanding equity interests, the Company does not consolidate the partnerships due to the nature of the management activities of the general partner and the performance guaranties provided by the project sponsors giving them the majority of the variability. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of June 30, 2010 and December 31, 2009, the Company had investments of $1.7 million and $0.3 million, respectively, related to these projects, which are included in other assets on the Consolidated Balance Sheets. As of June 30, 2010 and December 31, 2009, the Company had no unfunded commitments related to affordable housing investments included in other liabilities. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at June 30, 2010 and December 31, 2010, respectively. The funded portion of these loans was approximately $1.7 million at June 30, 2010. There was no funded portion for any of the outstanding loan commitments with certain of the partnerships at December 31, 2009. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

The following table summarizes VIE’s that are not consolidated by the Company as of June 30, 2010.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships (a)	$6,086	$—	Other assets
Trust preferred issuances	N/A	7,217	Long-term debt

(a)	Maximum loss exposure represents $1.7 million of current investments and $4.4 million of contractual funding commitments. Only the current investment amount is included in Other Assets.

NOTE 5: SECURITIES

At June 30, 2010 and December 31, 2009, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale at June 30, 2010 and December 31, 2009, by contractual maturity are presented below.

	June 30, 2010
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	27,284	61,177	67,632	156,093	977	7	155,123
Agency RMBS (a)	—	—	7,268	81,481	88,749	2,696	—	86,053
State and political subdivisions	—	468	14,298	68,768	83,534	1,150	506	82,890
Trust preferred securities:
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	1,580	1,580	—	1,870	3,450
Corporate debt	—	2,296	835	—	3,131	—	369	3,500

Total available-for-sale	$—	30,048	83,578	219,481	333,107	4,823	2,962	331,246

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2009
(Dollars in thousands)	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	42,626	47,594	90,220	363	630	90,487
Agency RMBS (a)	—	—	5,261	153,381	158,642	3,264	380	155,758
State and political subdivisions	—	382	16,073	65,107	81,562	1,031	578	81,109
Trust preferred securities:
Pooled	—	—	—	23	23	—	257	280
Individual issuer	—	—	—	1,440	1,440	—	2,010	3,450
Corporate debt	—	2,142	733	—	2,875	—	626	3,501

Total available-for-sale	$—	2,524	64,693	267,545	334,762	4,658	4,481	334,585

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $213.9 million and $203.4 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $6.0 million at June 30, 2010 and December 31, 2009, respectively. Cost-method investments primarily include FHLB of Atlanta stock and Federal Reserve Bank stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2010 and December 31, 2009, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010:
Agency obligations	$13,993	7	—	—	13,993	7
State and political subdivisions	21,674	342	2,899	164	24,573	506
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	1,580	1,870	1,580	1,870
Corporate debt	—	—	3,131	369	3,131	369

Total	$35,667	349	7,630	2,613	43,297	2,962

December 31, 2009:
Agency obligations	$46,219	630	—	—	46,219	630
Agency RMBS	48,343	380	—	—	48,343	380
State and political subdivisions	18,868	351	2,837	227	21,705	578
Trust preferred securities:
Pooled	13	37	10	220	23	257
Individual issuer	—	—	1,440	2,010	1,440	2,010
Corporate debt	—	—	2,876	626	2,876	626

Total	$113,443	1,398	7,163	3,083	120,606	4,481

The applicable date for determining when securities are in an unrealized loss position is June 30, 2010. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

Cost-method investments

At June 30, 2010, cost-method investments with an aggregate cost of $6.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at June 30, 2010 and December 31, 2009, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of June 30, 2010

	Credit Rating		Fair Value	Unrealized losses			Life-to-date Impairment Charges
				Less than 12 months	12 months or longer	Total
(Dollars in thousands)	Moody’s	Fitch
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	CC	$20	$—	210	210	$1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	135	—	315	315	—
Main Street Bank Statutory Trust I (c)	n/a	n/a	300	—	200	200	—
MNB Capital Trust I	n/a	n/a	100	—	400	400	—
PrimeSouth Capital Trust I	n/a	n/a	125	—	375	375	—
TCB Trust	n/a	n/a	250	—	250	250	—
United Community Capital Trust	n/a	n/a	670	—	330	330	—

Total individual issuer			1,580	—	1,870	1,870	—

Total trust preferred securities			$1,600	$—	2,080	2,080	$1,770

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Issuer acquired by BB&T Corporation.

Trust Preferred Securities as of December 31, 2009

	Credit Rating		Fair Value	Unrealized losses			Life-to-date Impairment Charges
				Less than 12 months	12 months or longer	Total
(Dollars in thousands)	Moody’s	Fitch
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	B	$10	$—	220	220	$1,770
U.S. Capital Funding IV, Ltd. (b)	Ca	CC	13	37	—	37	2,450
Total pooled			23	37	220	257	4,220
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	90	—	360	360	—
Main Street Bank Statutory Trust I (d)	n/a	n/a	275	—	225	225	—
MNB Capital Trust I	n/a	n/a	125	—	375	375	—
PrimeSouth Capital Trust I	n/a	n/a	125	—	375	375	—
TCB Trust	n/a	n/a	325	—	175	175	—
United Community Capital Trust	n/a	n/a	500	—	500	500	—

Total individual issuer			1,440	—	2,010	2,010	—

Total trust preferred securities			$1,463	$37	2,230	2,267	$4,220

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(b)	Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of community banks and thrifts.

(c)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(d)	Issuer acquired by BB&T Corporation.

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

At June 30, 2010 and December 31, 2009, respectively, there was no excess subordination for the Class B notes of ALESCO Preferred Funding XVII, Ltd or the B-2 notes of U.S. Capital Funding IV, Ltd.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarter and six months ended June 30, 2010 and 2009 for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security or the security matures. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$4,620	$1,688	$4,570	$—
Additions:
Initial credit impairments	—	975	—	2,663
Subsequent credit impairments	—	142	50	142
Reductions:
Securities sold	—	—	—	—
Due to change in intent to sell or requirement to sell	—	—	—	—
Increases in expected cash flows	—	—	—	—

Balance, end of period	$4,620	$2,805	$4,620	$2,805

Other-Than-Temporary Impairment

The following table presents details of other-than-temporary impairment related to securities, including equity securities carried at cost, for the quarter and six months ended June 30, 2010 and 2009.

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$—	$975	$50	$975
Individual issuer trust preferred securities	—	142	—	1,830

Total debt securities	—	1,117	50	2,805
Cost-method investments	—	665	—	1,980

Total other-than-temporary impairment charges	$—	$1,782	$50	$4,785

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$—	$1,117	$50	$2,805
Securities with intent to sell	—	—	—	—
Recorded directly to (transferred from) other comprehensive income for non-credit related impairment	20	(495)	210	1,635

Total other-than-temporary impairment on debt securities	$20	$622	$260	$4,440

Realized Gains and Losses

The following table presents the gross realized gains and losses on securities, including cost-method investments. Realized losses include other-than-temporary impairment charges.

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Gross realized gains	$1,431	$1,057	$2,570	$1,937
Gross realized losses	—	(1,815)	(89)	(4,818)

Net realized gains (losses)	$1,431	$(758)	$2,481	$(2,881)

NOTE 6: MORTGAGE SERVICING RIGHTS, NET

Mortgage servicing right (“MSRs”) are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. An estimate of the Company’s MSRs is determined using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

The Company has recorded MSRs related to loans sold without recourse to Fannie Mae. The Company generally sells conforming, fixed-rate, closed-end, residential mortgages to Fannie Mae. Prior to January 1, 2009, the volume of loans sold servicing retained was not significant; therefore no servicing rights were capitalized. MSRs are included in Other assets on the accompanying Consolidated Balance Sheets

The change in amortized MSRs and the related valuation allowance for the quarter and six months ended June 30, 2010 and 2009 are presented below.

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Beginning Balance	$851	$266	$834	$—
Additions	62	442	111	708
Amortization expense	(36)	(22)	(68)	(22)
Change in valuation allowance	—	—	—	—

Ending Balance	$877	$686	$877	$686

Fair value of amortized MSRs:
Beginning of period	1,030	295	978	—
End of period	1,023	768	1,023	768

The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. The valuation reserve is adjusted as the fair value changes. At June 30, 2010 and 2009, respectively, there was no valuation allowance recorded for amortized MSRs.

NOTE 7: FAIR VALUE DISCLOSURES

“Fair value” is defined by FASB ASC 820, Fair Value Measurements and Disclosures, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Loans, net – Loans considered impaired under FASB ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. All of the Company’s impaired loans are classified within Level 3 of the valuation hierarchy.

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

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative assets within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at June 30, 2010 or December 31, 2009.

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

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at June 30, 2010 or December 31, 2009.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively, by caption, on the consolidated balance sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Securities available-for-sale:
Agency obligations	$156,093	—	156,093	—
Agency RMBS	88,749	—	88,749	—
States and political subdivisions	83,534	—	83,534	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	1,580	—	—	1,580
Corporate debt	3,131	—	3,131	—

Total securities available-for-sale	333,107	—	331,507	1,600
Other assets (1)	1,244	—	1,244	—

Total assets at fair value	$334,351	—	332,751	1,600

Other liabilities (1)	$1,244	—	1,244	—

Total liabilities at fair value	$1,244	—	1,244	—

December 31, 2009:
Securities available-for-sale:
Agency obligations	$90,220	—	90,220	—
Agency RMBS	158,642	—	158,642	—
States and political subdivisions	81,562	—	81,562	—
Trust preferred securities:
Pooled	23	—	—	23
Individual issuer	1,440	—	—	1,440
Corporate debt	2,875	—	2,875	—

Total securities available-for-sale	334,762	—	333,299	1,463
Other assets (1)	931	—	931	—

Total assets at fair value	$335,693	—	334,230	1,463

Other liabilities (1)	$931	—	931	—

Total liabilities at fair value	$931	—	931	—

(1)	Includes fair value of interest rate swap agreements.

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2010, there were no transfers between levels.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for financial assets recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

	Six months ended June 30
(Dollars in thousands)	2010	2009
Beginning balance	$1,463	$8,705
Total realized and unrealized gains and (losses):
Included in net earnings	(50)	(3,328)
Included in other comprehensive income	187	(1,082)
Purchases, issuances and settlements	—	—
Transfers in and/or (out) of Level 3	—	(2,613)

Ending balance	$1,600	$1,682

The transfer from Level 3 to Level 2 during the six months ended June 30, 2009 primarily related to corporate debt securities. Due to an increase in trading activity and observable inputs for the Company’s corporate debt securities during the quarter ended March 31, 2009, the fair value measurements for these securities were recognized using Level 2 inputs as of March 31, 2009.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009, respectively, by caption, on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Loans held for sale	$4,269	—	4,269	—
Loans, net (1)	8,240	—	—	8,240
Other real estate owned	6,341	—	—	6,341
Other assets (2)	877	—	—	877

Total assets at fair value	$19,727	—	4,269	15,458

December 31, 2009:
Loans held for sale	$4,881	—	4,881	—
Loans, net (1)	8,430	—	—	8,430
Other real estate owned	7,292	—	—	7,292
Other assets (2)	834	—	—	834

Total assets at fair value	$21,437	—	4,881	16,556

(1)	Loans considered impaired under FASB ASC 310-10-35, Receivables.
(2)	Mortgage servicing rights, net included in this category.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

Long-term debt

The fair value of the Company’s fixed rate long-term debt is estimated using discounted cash flows based on estimated current market rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate long-term debt approximates its fair value.

Derivative Instruments

From time to time, the Company enters into interest rate swaps to meet the financing, interest rate and equity risk management needs of its customers. The carrying amounts of these derivative instruments represent their fair value. Generally, the fair value of these instruments is based on an observable market price.

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

The carrying value and related estimated fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are presented below.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$25,308	$25,308	$12,395	$12,395
Securities	333,107	333,107	334,762	334,762
Loans held for sale	4,269	4,269	4,881	4,881
Loans, net	370,044	375,612	369,608	373,940
Derivative assets	1,244	1,244	931	931
Financial Liabilities:
Deposits	$605,755	$612,949	$579,409	$585,597
Short-term borrowings	2,151	2,151	15,960	15,960
Long-term debt	113,340	121,090	118,349	124,004
Derivative liabilities	1,244	1,244	931	931

NOTE 9: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2010, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the six months ended June 30, 2010 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)
Interest rate swap agreements:
Pay fixed / receive variable	$6,242	$—	$1,244	$(313)
Pay variable / receive fixed	6,242	1,244	—	313

Total interest rate swap agreements	$12,484	$1,244	$1,244	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly-owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarter and six months ended June 30, 2010 and 2009, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended March 31, 2010.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “desired,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “evaluate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Financial Reform Act) on our business, business practices and cost of operations;

•	governmental monetary and fiscal policies;

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

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events, such as the recent oil spill in the Gulf of Mexico, that may affect general economic conditions;

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

Business

The Company is a one-bank holding company established in 1984 and incorporated under the laws of the State of Delaware. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley, and Mountain Brook, Alabama.

Summary of Results of Operations

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net interest income (a)	$5,126	$4,923	$10,394	$9,807
Less: tax-equivalent adjustment	438	404	875	763

Net interest income (GAAP)	4,688	4,519	9,519	9,044
Noninterest income	2,792	1,263	5,088	1,174

Total revenue	7,480	5,782	14,607	10,218
Provision for loan losses	750	700	2,200	1,250
Noninterest expense	4,809	3,924	8,445	7,477
Income tax expense	314	226	738	313

Net earnings	$1,607	$932	$3,224	$1,178

Basic and diluted earnings per share	$0.44	$0.25	$0.88	$0.32

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $3.2 million for the first six months of 2010 compared to $1.2 million for the first six months of 2009. Basic and diluted earnings per share were $0.88 per share for the first six months of 2010 compared to $0.32 per share for the first six months of 2009.

Net interest income (tax-equivalent) was $10.4 million for the first six months of 2010, an increase of approximately 6% from the first six months of 2009. Average loans were $378.8 million in the first six months of 2010, an increase of $5.2 million, or 1%, from the first six months of 2009. Average deposits were $602.6 million in the first six months of 2010, an increase of $6.4 million, or 1%, from the first six months of 2009.

The provision for loan losses during the first six months of 2010 was $2.2 million, compared to $1.3 million in the first six months of 2009. The Company’s annualized net charge-off ratio was 1.12% in the first six months of 2010, compared to 0.54% in the first six months of 2009. Excluding a $1.3 million charge-off related to one construction and land development loan, the Company’s annualized net charge-off ratio was 0.43% in the first six months of 2010.

Noninterest income was $5.1 million for the first six months of 2010, compared to noninterest income of $1.2 million in the first six months of 2009. The increase in noninterest income is primarily due to a decrease in other-than-temporary impairment charges reflected within net securities gains (losses). Net securities gains (losses) included $0.1 million of other-than-temporary impairment charges in the first six months of 2010, compared to $4.8 million of other-than-temporary impairment charges in the first six months of 2009. Other-than-temporary impairment charges recognized in earnings during the first six months of 2009 primarily related to the Company’s investments in pooled trust preferred securities and the common stock and trust preferred securities of Silverton Financial Services, Inc.

Noninterest expense was $8.4 million during the first six months of 2010, compared to noninterest expense of $7.5 million during the first six months of 2009. The increase in noninterest expense was primarily due to an increase in other real estate owned expense of $1.0 million during the first six months of 2010 when compared to the first six months of 2009. The increase in other real estate owned expense primarily related to write-downs of the carrying value of certain foreclosed (other real estate owned) properties due to deterioration in real estate values.

In the first six months of 2010, the Company paid cash dividends of $1.4 million, or $0.39 per share. The Company’s balance sheet remains strong and well capitalized under regulatory guidelines with a total risk-based capital ratio of 15.49% and a tier 1 leverage ratio of 8.27% at June 30, 2010.

In the second quarter of 2010, net earnings were $1.6 million, or $0.44 per share, compared to $0.9 million, or $0.25 per share, for the second quarter of 2009. Total revenue was $7.5 million for the second quarter of 2010, compared to $5.8 million in the second quarter of 2009. The provision for loan losses during the second quarter of 2010 was $750,000, compared to $700,000 in the second quarter of 2009. The Company’s annualized net charge-off ratio was 0.76% in the second quarter of 2010, compared to 0.63% in the second quarter of 2009. Noninterest expense was $4.8 million for the second quarter of 2010, compared to $3.9 million in the second quarter of 2009.

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

Allowance for Loan Losses

The Company assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which validates that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing independent loan review process. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the loan portfolio. The Company’s loan review process includes the judgment of management, the input from independent loan reviewers and, if applicable, reviews by bank regulatory agencies conducted as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for the loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several “qualitative and environmental” factors. The allocation for qualitative and environmental factors is subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures and other influencing factors. These qualitative and environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above, is increased or decreased based on the incremental assessment of these factors.

The Company maintains an unallocated amount for inherent factors that cannot be practically assigned to individual loan segments or categories. An example is the imprecision in the overall measurement process, in particular the volatility of the national and local economy.

Assessment for Other-Than-Temporary Impairment of Securities

On a quarterly basis, management makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired. For equity securities with an unrealized loss, the Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; and recent events specific to the issuer or industry. Equity securities for which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).

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

Fair Value Determination

GAAP requires management to value and present at fair value certain of the Company’s assets and liabilities, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 7 of the Condensed Consolidated Financial Statements.

Fair values are based on market prices when available. However, some of the Company’s transactions lack an available trading market characterized by frequent transactions between willing buyers and sellers. In these cases, fair value is estimated using pricing models that use discounted cash flows and other pricing techniques. Pricing models and their underlying assumptions are based upon management’s best estimates for appropriate discount rates, default rates, prepayments, market volatility and other factors, taking into account current observable market data and experience.

These assumptions may have a significant effect on the reported fair values of assets and liabilities and the related income and expense. As such, the use of different models and assumptions, as well as changes in market conditions, could result in materially different net earnings and retained earnings results.

Other Real Estate Owned

Other real estate owned (“OREO”), consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2009 and 2010. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at June 30, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six months ended June 30
	2010		2009
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$381,694	5.77%	$378,365	5.74%
Securities - taxable	248,210	3.64%	275,937	4.57%
Securities - tax-exempt	80,603	6.44%	69,906	6.47%

Total securities	328,813	4.33%	345,843	4.95%
Federal funds sold	16,195	0.21%	12,607	0.22%
Interest bearing bank deposits	829	0.00%	1,423	0.14%

Total interest-earning assets	727,531	4.99%	738,238	5.27%

Deposits:
NOW	93,174	0.74%	89,290	1.02%
Savings and money market	109,012	1.15%	92,121	1.21%
Certificates of deposits less than $100,000	113,595	2.56%	109,974	3.62%
Certificates of deposits and other time deposits of $100,000 or more	202,835	2.83%	227,587	3.59%

Total interest-bearing deposits	518,616	2.04%	518,972	2.73%
Short-term borrowings	4,230	0.67%	12,277	0.51%
Long-term debt	116,604	4.03%	122,174	3.99%

Total interest-bearing liabilities	639,450	2.40%	653,423	2.93%

Net interest income and margin	$10,394	2.88%	$9,807	2.68%

Net Interest Income and Margin

Net interest income (tax-equivalent) increased 6% in the first six months of 2010 from the first six months of 2009 due to net interest margin improvement. Net interest margin (tax-equivalent) was 2.88% for the first six months of 2010, compared to 2.68% for the first six months of 2009.

The tax-equivalent yield on total interest earning assets decreased 28 basis points in the first six months of 2010 from the first quarter of 2009 to 4.99%. This decrease was primarily driven by a 62 basis point decrease in the tax-equivalent yield on total securities to 4.33%.

The cost of total interest-bearing liabilities decreased 53 basis points in the first six months of 2010 from the first six months of 2009, to 2.40%. This decrease was primarily driven by a 69 basis point decrease in the cost of total interest-bearing deposits to 2.04%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $2.2 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively.

The increase in the provision for loan losses reflects increases in the overall level of risk within the loan portfolio, past due and nonperforming loans, and increases in net-charge offs during the first six months of 2010 when compared to the first six months of 2009. The impact of continuing economic distress, specifically its impact on our construction and land development loan portfolio, contributed to the significant increase in the provision for loan losses in the first six months of 2010 when compared to the first six months of 2009. The construction and land development loan portfolio has experienced some weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures the Company’s construction and land development loan portfolio. The Company’s collateral for construction and land development loans is generally the primary source of repayment. As the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, the Company has increased its allowance for loan losses which has led to increased provision for loan losses in the first six months of 2010 when compared to the first six months of 2009.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.75% at June 30, 2010, compared to 1.73% at December 31, 2009. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2010. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, local real estate market, or industry conditions which may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Service charges on deposit accounts	$334	$302	$648	$605
Mortgage lending income	625	1,310	1,107	2,640
Bank-owned life insurance	106	110	232	208
Securities gains (losses), net	1,431	(758)	2,481	(2,881)
Other	296	299	620	602

Total noninterest income	$2,792	$1,263	$5,088	$1,174

The Company’s income from mortgage lending is primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing mortgage loans. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either release or retain the associated mortgage servicing rights (“MSRs”) when the loan is sold. Prior to January 1, 2009, the volume of loans sold with servicing retained was not significant; therefore no servicing rights were capitalized. MSRs are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Servicing fee income is reported net of any related amortization expense.

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Origination income	$535	$1,226	$927	$2,474
Servicing fees, net	90	84	180	166

Total mortgage lending income	$625	$1,310	$1,107	$2,640

Mortgage lending income was $1.1 million in the first six months of 2010, compared to $2.6 million in the first six months of 2009. A significant decrease in the level of mortgage refinance activity during the first six months of 2010 when compared to the record levels experienced in the first six months of 2009 contributed to the decrease in mortgage lending income during the first six months of 2010.

Mortgage lending decreased in the second quarter of 2010 when compared to the second quarter of 2009 due to the same factors described above.

The Company recorded net securities gains of $2.5 million in the first six months of 2010, compared to net securities losses of $2.9 million in the first six months of 2009. The change in net securities gains (losses) is primarily due to a significant decline in other-than-temporary impairment charges in the first six months of 2010 when compared to the first six months of 2009. Other-than-temporary impairment charges recognized in earnings were approximately $0.1 million in the first six months of 2010, compared to approximately $4.8 million in the first six months of 2009. Other-than-temporary impairment charges recognized in earnings for the first six months of 2009 were primarily related to pooled trust preferred securities and investments in the common stock and trust preferred securities of Silverton Financial Services, Inc.

Securities gains (losses), net improved in the second quarter of 2010 when compared to the second quarter of 2009 due to the same factors described above.

Noninterest Expense

	Quarter ended June 30		Six months ended June 30
(Dollars in thousands)	2010	2009	2010	2009
Salaries and benefits	$1,939	$1,974	$3,844	$4,023
Net occupancy and equipment	364	395	748	739
Professional fees	191	174	367	335
FDIC and other regulatory assessments	286	578	562	775
Other real estate owned, net	911	28	972	8
Prepayment penalty on long-term debt	298	—	298	—
Other	820	775	1,654	1,597

Total noninterest expense	$4,809	$3,924	$8,445	$7,477

Salaries and benefits expense was $3.8 million in the first six months of 2010, compared to $4.0 million in the first six months of 2009. The decrease primarily related to decreases in commissions paid to our mortgage originators as a result of decreased origination volume.

FDIC and other regulatory assessments expense was $0.6 million in 2010, compared to $0.8 million in 2009. Although the cost of annual FDIC insurance premiums increased in the first six months of 2010 when compared to the first six months of 2009, the first six months of 2009 included a one-time special assessment charge from the FDIC of approximately $0.4 million.

FDIC and other regulatory assessments decreased in the second quarter of 2010 when compared to the second quarter of 2009 due to the same factors described above.

Other real estate owned expense was approximately $1.0 million in the first six months of 2010. The increase in other real estate owned expense during the first six months of 2010 related to write-downs of the carrying value of certain foreclosed (OREO) properties due to deterioration in real estate values. The write-downs related to the Company’s two largest OREO properties with a carrying value of $5.6 million at June 30, 2010.

Other real estate owned expense increased in the second quarter of 2010 when compared to the second quarter of 2009 due to the same factors described above.

Noninterest expense for the quarter and six months ended June 30, 2010 includes a $0.3 million prepayment penalty on long-term debt. The Company prepaid $5.0 million of securities sold under agreements to repurchase included in long-term debt on the Consolidated Balance Sheets during the second quarter of 2010 as part of its strategy to reduce wholesale funding sources.

Income Tax Expense

Income tax expense was $0.7 million in the first six months of 2010, compared to $0.3 million in the first six months of 2009. This change was primarily due to an increase in the level of earnings before taxes in the first six months of 2010 when compared to the first six months of 2009. The annualized effective tax rate for the first six months of 2010 was 18.63%, compared to an annualized effective income tax rate of 20.99% for the first six months of 2009. The decrease in the Company’s annualized effective tax rate in the first six months of 2010 when compared to the first six months of 2009 was primarily due to the recognition of a valuation allowance against deferred tax assets related to nondeductible capital losses during the first six months of 2009.

Income tax expense was $0.3 million in the second quarter of 2010, compared to $0.2 million in the second quarter of 2009. The annualized effective tax rate for the second quarter of 2010 was 16.35%, compared to an annualized effective income tax rate of 19.52% for the second quarter of 2009. The change in income tax expense and the annualized effective tax rate for the second quarter of 2010 when compared to the second quarter of 2009 are due to the same factors described above.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $333.1 million and $334.8 million as of June 30, 2010 and December 31, 2009, respectively. The net unrealized gain on securities available-for-sale was $1.9 million at June 30, 2010 compared to a net unrealized gain of $0.2 million at December 31, 2009. Increases in the fair value of securities available-for-sale during the second quarter of 2010 were primarily driven by changes in interest rates and the narrowing of credit spreads.

The average yields earned on total securities were 4.33% in the first six months of 2010 and 4.95% in the first six months of 2009.

Loans

	2010		2009
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial, financial and agricultural	$56,168	52,918	53,884	54,350	52,397
Construction and land development	48,758	57,945	56,820	56,956	53,304
Real estate - mortgage:
Commercial	159,367	158,781	156,928	156,356	147,843
Residential	100,451	99,660	97,407	106,932	108,576
Consumer installment	12,037	11,475	11,236	11,065	11,330

Total loans	376,781	380,779	376,275	385,659	373,450
Less: unearned income	(157)	(160)	(172)	(211)	(229)

Loans, net of unearned income	$376,624	380,619	376,103	385,448	373,221

Total loans, net of unearned income, were $376.6 million as of June 30, 2010, an increase of $0.5 million from $376.1 million at December 31, 2009. Four loan categories represented the majority of the loan portfolio as of June 30, 2010. Commercial real estate mortgage loans represented 42%, residential real estate mortgage loans represented 27%, construction and land development loans represented 13% and commercial, financial and agricultural loans represented 15% of the Company’s total loans at June 30, 2010. Approximately 50% of the Company’s commercial real estate mortgage loans were owner-occupied at June 30, 2010.

Within the residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $25.1 million, or 7% of total loans, net of unearned income at both June 30, 2010 and December 31, 2009. For residential real estate mortgage loans with a consumer purpose, approximately $4.5 million and $5.8 million required interest only payments at June 30, 2010 and December 31, 2009, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $7.3 million and $9.4 million as of June 30, 2010 and December 31, 2009, respectively. All purchased loan participations are underwritten by the Company and independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

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

We attempt to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting loan relationships that exceed 10% of the capital accounts of the bank, if such loans are not secured; or 20% of the capital accounts if loans in excess of 10% are fully secured, approximately $13.3 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $12.0 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2010 and December 31, 2009, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at June 30, 2010 (and related balances at December 31, 2009).

(In thousands)	June 30, 2010	December 31, 2009
Lessors of 1 to 4 family residential properties	$36,705	$34,961

Office buildings:
Owner occupied	$21,282	$15,740
Non-owner occupied	2,906	5,382

Total office buildings	$24,188	$21,122

At June 30, 2010 the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas. Although not a significant concentration, the Company has some exposure to geographic areas that could be affected by the oil spill in the Gulf of Mexico. In addition to the Gulf of Mexico being a popular vacation destination for borrowers located in our primary trade area, the Company also operated a loan production office in the Gulf Shores/Orange Beach, Alabama area from 2004 to 2008. Separately, the Company previously purchased participations in two construction and land development loans related to projects along the Florida Gulf Coast. Management will continue to monitor the Company’s exposure and prospective provisions for loan losses will incorporate any deterioration in affected loan segments as necessary.

The following table summarizes the Company’s total exposure to loans secured by real estate and other real estate owned in geographic areas that could be affected by the oil spill.

(In thousands)	June 30, 2010	December 31, 2009
Construction & land development	$2,583	$4,926
Residential real estate	6,845	7,094

Total loans	9,428	12,020
Other real estate owned	3,810	4,329

Total exposure	$13,238	$16,349

as a % of total assets	1.69%	2.11%

At June 30, 2010, the Company had approximately $6.8 million of loans secured by residential real estate in coastal counties along the Gulf of Mexico that could be affected by the oil spill. These locations include Baldwin County, Alabama, and Bay, Escambia, Okaloosa and Walton County, Florida.

At June 30, 2010, the carrying value related to one of the Company’s purchased participations was $2.6 million. At June 30, 2010, this loan was classified as a troubled-debt restructuring (“TDR”) and nonaccrual loan. The other purchased participation loan defaulted and was foreclosed upon previously. At June 30, 2010, the carrying value of the Company’s interest in the property was approximately $3.8 million and is included in other real estate owned.

The average yield earned on loans and loans held for sale was 5.77% in the first six months of 2010 and 5.74% in the first six months of 2009.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. At June 30, 2010 and December 31, 2009, the allowance for loan losses was $6.6 million and $6.5 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2010 and the previous four quarters is presented below.

	2010		2009
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance at beginning of period	$6,546	6,495	5,458	4,646	4,532
Charge-offs:
Commercial, financial and agricultural	(326)	(68)	(91)	(128)	—
Construction & land development	(169)	(1,293)	(1,629)	—	(459)
Residential real estate - mortgage	(262)	(46)	(202)	(204)	(144)
Consumer installment	(83)	(5)	(17)	(10)	(23)

Total charge-offs	(840)	(1,412)	(1,939)	(342)	(626)
Recoveries	124	13	76	54	40

Net charge-offs	(716)	(1,399)	(1,863)	(288)	(586)
Provision for loan losses	750	1,450	2,900	1,100	700

Ending balance	$6,580	6,546	6,495	5,458	4,646

as a % of loans	1.75%	1.72	1.73	1.42	1.24
as a % of nonperforming loans	72%	60	69	64	720
Net charge-offs as a % of average loans	0.76%	1.48	1.95	0.31	0.63

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.75% at June 30, 2010, compared to 1.73% at December 31, 2009. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Approximately $1.3 million in net charge-offs during the first six months of 2010 primarily related to one construction and land development loan. The charge-off related to this loan, which was recognized during the first quarter of 2010, was equal to its corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million at December 31, 2009.

At June 30, 2010, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 72%, compared to 69% at December 31, 2009. The increase in this ratio was primarily due to a decrease in nonperforming loans.

At June 30, 2010, the Company’s recorded investment in loans considered impaired was $8.9 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.7 million. At December 31, 2009, the Company’s recorded investment in loans considered impaired was $9.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At June 30, 2010, the Company had $15.5 million in nonperforming assets compared to $16.6 million at December 31, 2009. Included in nonperforming assets were nonperforming loans of $9.2 million and $9.4 million at June 30, 2010 and December 31, 2009, respectively. The majority of the balance in nonperforming assets at June 30, 2010 related to deterioration in the construction and land development loan portfolio. The decrease in nonperforming assets from December 31, 2009 was primarily due to principal payments made by borrowers on nonperforming construction and land development loans and write-downs on certain properties included in other real estate owned.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2010 and the previous four quarters.

	2010		2009
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonperforming assets:
Nonaccrual loans	$9,151	10,934	9,352	8,490	645
Other nonperforming assets (primarily other real estate owned)	6,341	7,081	7,292	5,279	5,149

Total nonperforming assets	$15,492	18,015	16,644	13,769	5,794

as a % of loans and foreclosed properties	4.05%	4.65	4.34	3.52	1.53
as a % of total assets	1.98%	2.28	2.15	1.75	0.72
Nonperforming loans as a % of total loans	2.43%	2.87	2.49	2.20	0.17
Accruing loans 90 days or more past due	$243	374	5	122	28

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median selling price for residential homes during the quarter ended June 30, 2010 was $166,013, a decrease of 2.0% from the same quarter a year earlier. LCAR also reported that residential inventory at June 30, 2010 was 1,519 homes, an increase of 13.1% from a year earlier and the average number of days on the market for residential homes sold during the quarter ended June 30, 2010 was 163 days. Although stable median home prices are positive signs for this market, the supply of housing and the average number of days on the market for homes sold remain elevated. Continued weakness in the real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets. For additional discussion of risk factors, see Part I “Item 1A. Risk Factors” on page 17 in our annual report on Form 10-K for the year ended December 31, 2009.

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2010 and the previous four quarters.

	2010		2009
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonaccrual loans:
Construction and land development	$4,686	$6,500	$7,542	$6,652	$97
Real estate - mortgage:
Commercial	2,326	1,730	961	856	—
Residential	2,137	2,687	842	972	538
Consumer installment	2	17	7	10	10

Total nonaccrual loans / nonperfoming loans	$9,151	$10,934	$9,352	$8,490	$645

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2010, the Company had $9.2 million in loans on nonaccrual, compared to $9.4 million at December 31, 2009. Approximately $4.5 million of total nonaccrual loans at June 30, 2010 related to two construction and land development loans. One loan is secured by a completed residential condominium project located in the Company’s primary markets. The other loan is a purchased participation secured by partially developed land located near the Florida Gulf Coast.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. The Company had $4.5 million and $0.2 million, respectively, in restructured loans included within nonaccrual loan balances at June 30, 2010 and December 31, 2009.

Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At June 30, 2010 and December 31, 2009, respectively, the Company had no accruing restructured loans.

The Company had approximately $243,000 and $5,000 thousand in loans 90 days past due and still accruing interest at June 30, 2010 and December 31, 2009, respectively.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2010 and the previous four quarters.

	2010		2009
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Other real estate owned:
Residential condo development	$3,810	$4,329	$4,329	$4,329	$4,329
New home construction	253	253	490	650	574
Developed lots	136	136	136	169	96
Undeveloped land	1,746	2,210	2,210	—	—
Other	396	153	127	131	150

Total other real estate owned	$6,341	$7,081	$7,292	$5,279	$5,149

The Company owned $6.3 million in other real estate, which we had acquired from borrowers at June 30, 2010, compared to $7.3 million at December 31, 2009. At June 30, 2010, other real estate owned included two properties with a total carrying value of $5.6 million. The first property is undeveloped land located near the Company’s primary markets. The second property is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on this property from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in other real estate owned. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as an FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, exceeds the Company’s recorded investment.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $13.8 million, or 3.7% of total loans outstanding, net of unearned income at June 30, 2010, compared to $16.8 million, or 4.5% of total loans outstanding, net of unearned income at December 31, 2009. The decrease in potential problem loans from December 31, 2009 primarily related to decreases in the commercial real estate and residential real estate mortgage loan categories. Continued weakness in the real estate market and the overall economy has adversely affected the Company’s volume of potential problem loans, and these economic conditions are expected to persist for the foreseeable future.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2010 and the previous four quarters.

	2010		2009
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Potential problem loans:
Commercial, financial, and agricultural	$1,295	$1,430	$1,771	$1,560	$718
Construction and land development	1,667	1,636	1,682	6,070	3,196
Real estate - mortgage:
Commercial	4,695	5,313	5,659	1,504	—
Residential	6,059	5,981	7,502	6,872	7,964
Consumer installment	80	149	198	217	59

Total potential problem loans	$13,796	$14,509	$16,812	$16,223	$11,937

At June 30, 2010, approximately $1.7 million or 12.0% of total potential problem loans were past due at least 30 days but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the second quarter of 2010 and the previous four quarters.

	2010		2009
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Performing loans past due 30 to 90 days:
Commercial, financial, and agricultural	$463	$206	$339	$398	$280
Construction and land development	246	20	137	518	47
Real estate - mortgage:
Commercial	1,026	1,658	1,048	890	—
Residential	445	3,357	1,626	736	161
Consumer installment	87	3	46	82	72

Total performing loans past due 30 to 90 days	$2,267	$5,244	$3,196	$2,624	$560

Deposits

Total deposits were $605.8 million and $579.4 million at June 30, 2010, and December 31, 2009, respectively. The increase of $26.4 million in total deposits from December 31, 2009 was largely due to increases of $10.0 million, $7.9 million, and $8.8 million, respectively, in noninterest bearing demand deposits, interest bearing demand deposits (or “NOW accounts”), and money market accounts. The increase in noninterest bearing deposits is primarily due to an increase in the number of new accounts and an increase in the balances of existing customer accounts; the increase in NOW accounts primarily relates to seasonal increases in public depositor account balances; and the increase in money market accounts reflects decreases in interest rates and related shifts as customers sought more yield in a low interest rate environment.

The average rate paid on total interest-bearing deposits was 2.04% in the first six months of 2010 and 2.73% in the first six months of 2009.

Noninterest bearing deposits were 14% and 13% of total deposits as of June 30, 2010 and December 31, 2009, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $34.0 million with none outstanding at June 30, 2010, compared to $34.0 million with $12.5 million outstanding at December 31, 2009. Securities sold under agreements to repurchase totaled $2.2 million at June 30, 2010, compared to $3.5 million at December 31, 2009.

The average rate paid on short-term borrowings was 0.67% in the first six months of 2010 and 0.51% in the first six months of 2009.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. At June 30, 2010 and December 31, 2009, the Bank had $20.0 million and $25.0 million, respectively, in securities sold under agreements to repurchase with an original maturity greater than one year. The Bank had $86.1 million in long-term FHLB advances and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both June 30, 2010 and December 31, 2009.

The average rate paid on long-term debt was 4.03% in the first six months of 2010 and 3.99% in the first six months of 2009.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $59.0 million and $56.2 million as of June 30, 2010 and December 31, 2009, respectively. The increase from December 31, 2009 is primarily driven by net earnings of $3.2 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale of $1.1 million, which was offset by cash dividends paid of approximately $1.4 million.

The Company’s tier 1 leverage ratio was 8.27%, tier 1 risk-based capital ratio was 14.25% and total risk-based capital ratio was 15.49% at June 30, 2010. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at June 30, 2010.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent. The results of our current economic value of equity model would indicate that we are in compliance with our guidelines at June 30, 2010.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2010 and December 31, 2009, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

The primary source of funding and the primary source of liquidity for the Company include dividends received from the Bank, and secondarily proceeds from the possible issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the Consolidated Balance Sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At June 30, 2010, the Bank had an available line of credit with the FHLB totaling $234.4 million with $86.1 million outstanding. At June 30, 2010, the Bank also had $34.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At June 30, 2010, the Bank had outstanding standby letters of credit of $7.8 million and unfunded loan commitments outstanding of $46.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

The Company also has commitments to fund certain affordable housing investments. The Company invests in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of June 30, 2010, the Company had investments of $1.7 million, related to these projects, which are included in other assets on the Consolidated Balance Sheets. Total unfunded commitments outstanding for affordable housing investments were $4.4 million at June 30, 2010. When commitments to fund affordable housing investments are contingent upon a future event, a liability must be recognized when that contingent event becomes probable. As of June 30, 2010, the Company had no unfunded commitments related to affordable housing investments included in other liabilities. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at June 30, 2010. The funded portion of these loans was approximately $1.7 million at June 30, 2010. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncements have been issued by the FASB, but are not yet effective:

•	ASU 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives; and

•	ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.

Information about these pronouncements is described in more detail below.

ASU 2010-11 amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This guidance is effective for the Company beginning in third quarter 2010. The adoption of ASU 2010-11 is not expected to have a material impact to the consolidated financial statements.

ASU 2010-20 requires enhanced disclosures for the allowance for credit losses and financing receivables, which include certain loans and long-term accounts receivable. Companies will be required to disaggregate credit quality information, including receivables on nonaccrual status, aging of past due receivables, and the roll forward of the allowance for credit losses, by portfolio segment or class of financing receivable. Portfolio segment is the level at which an entity evaluates credit risk and determines its allowance for credit losses, and class of financing receivable is generally a lower level of portfolio segment. Companies must also provide more granular information on the nature and extent of TDRs and their effect on the allowance for credit losses. This guidance is effective for the Company beginning in fourth quarter 2010 with prospective application. The adoption of ASU 2010-20 will not affect the Company’s consolidated financial results since it amends only the disclosure requirements for financing receivables and the allowance for credit losses.

Table 1 - Explanation of Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles (GAAP), this quarterly report on Form 10-Q includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-GAAP financial measure, including the calculation of the efficiency ratio.

The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	2010		2009
(in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Net interest income (GAAP)	$4,688	4,831	5,109	4,662	4,519
Tax-equivalent adjustment	438	437	438	432	404

Net interest income (Tax-equivalent)	$5,126	5,268	5,547	5,094	4,923

	Six months ended June 30
(In thousands)	2010	2009
Net interest income (GAAP)	$9,519	9,044
Tax-equivalent adjustment	875	763

Net interest income (Tax-equivalent)	$10,394	9,807

Table 2 - Selected Quarterly Financial Data

2010	2009
(Dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Results of Operations
Net interest income (a)	$5,126	5,268	5,547	5,094	4,923
Less: tax-equivalent adjustment	438	437	438	432	404

Net interest income (GAAP)	4,688	4,831	5,109	4,662	4,519
Noninterest income (loss)	2,792	2,296	799	1,159	1,263

Total revenue	7,480	7,127	5,908	5,821	5,782
Provision for loan losses	750	1,450	2,900	1,100	700
Noninterest expense	4,809	3,636	3,735	3,421	3,924
Income tax expense	314	424	(930)	277	226

Net earnings	$1,607	1,617	203	1,023	932

Per share data:
Basic and diluted net earnings	$0.44	0.44	0.06	0.28	0.25
Cash dividends declared	0.195	0.195	0.190	0.190	0.190
Weighted average shares outstanding:
Basic and diluted	3,642,877	3,643,116	3,643,395	3,644,097	3,644,491
Shares outstanding, at period end	3,642,693	3,643,112	3,643,117	3,644,097	3,644,097
Book value	$16.21	15.86	15.42	16.03	14.53
Common stock price
High	$21.00	21.95	25.98	29.99	30.00
Low	16.86	17.61	18.93	22.50	21.75
Period end:	18.80	20.65	19.69	24.40	28.50
To earnings ratio	15.41	x	19.86	29.39	28.05	25.22
To book value	116%	130	128	152	196
Performance ratios:
Return on average equity	10.96%	11.31	1.37	7.64	6.63
Return on average assets	0.82%	0.82	0.10	0.52	0.46
Dividend payout ratio	44.32%	44.32	316.67	67.86	73.08
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.75%	1.72	1.73	1.42	1.24
Nonperforming loans	72%	60	69	64	720
Nonperforming assets as a % of:
Loans and foreclosed properties	4.05%	4.65	4.34	3.52	1.53
Total assets	1.98%	2.28	2.15	1.75	0.72
Nonperforming loans as a % of total loans	2.43%	2.87	2.49	2.20	0.17
Net charge-offs as a % of average loans	0.76%	1.48	1.95	0.31	0.63
Capital Adequacy:
Tier 1 risk-based capital ratio	14.25%	13.76	13.73	13.70	13.81
Total risk-based capital ratio	15.49%	15.01	14.98	14.88	14.82
Tier 1 Leverage Ratio	8.27%	8.17	8.13	8.05	7.89
Other financial data:
Net interest margin (a)	2.82%	2.94	3.02	2.74	2.64
Effective income tax rate	16.35%	20.77	NM	21.31	19.52
Efficiency ratio (b)	60.74%	48.07	58.86	54.71	63.43
Selected average balances:
Securities	$326,553	331,098	338,261	346,353	353,168
Loans, net of unearned income	378,491	379,092	381,112	377,170	374,465
Total assets	785,286	784,183	777,363	790,885	803,903
Total deposits	606,041	599,021	589,452	604,005	611,224
Long-term debt	114,880	118,347	118,351	118,355	120,997
Total stockholders’ equity	58,648	57,208	59,349	53,584	56,265
Selected period end balances:
Securities	$333,107	333,660	334,762	338,924	349,472
Loans, net of unearned income	376,624	380,619	376,103	385,448	373,221
Allowance for loan losses	6,580	6,546	6,495	5,458	4,646
Total assets	784,124	791,324	773,382	786,042	800,910
Total deposits	605,755	608,588	579,409	597,591	616,442
Long-term debt	113,340	118,345	118,349	118,355	118,358
Total stockholders’ equity	59,042	57,778	56,183	58,405	52,948

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Selected Financial Data

Six months ended June 30,
(Dollars in thousands, except per share amounts)	2010	2009
Results of Operations
Net interest income (a)	$10,394	9,807
Less: tax-equivalent adjustment	875	763

Net interest income (GAAP)	9,519	9,044
Noninterest income (loss)	5,088	1,174

Total revenue	14,607	10,218
Provision for loan losses	2,200	1,250
Noninterest expense	8,445	7,477
Income tax expense	738	313

Net earnings	$3,224	1,178

Per share data:
Basic and diluted net earnings	$0.88	0.32
Cash dividends declared	0.39	0.96
Weighted average shares outstanding:
Basic and diluted	3,642,996	3,645,652
Shares outstanding, at period end	3,642,693	3,644,097
Book value	$16.21	14.53
Common stock price
High	$21.95	30.00
Low	16.86	18.07
Period end:	18.80	28.50
To earnings ratio	15.41	x	25.22
To book value	116%	196
Performance ratios:
Return on average equity	11.13%	4.12
Return on average assets	0.82%	0.30
Dividend payout ratio	44.32%	118.75
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.75%	1.24
Nonperforming loans	72%	720
Nonperforming assets as a % of:
Loans and foreclosed properties	4.05%	1.53
Total assets	1.98%	0.72
Nonperforming loans as a % of total loans	2.43%	0.17
Net charge-offs as a % of average loans	1.12%	0.54
Capital Adequacy:
Tier 1 risk-based capital ratio	14.25%	13.81
Total risk-based capital ratio	15.49%	14.82
Tier 1 Leverage Ratio	8.27%	7.89
Other financial data:
Net interest margin (a)	2.88%	2.68
Effective income tax rate	18.63%	20.99
Efficiency ratio (b)	54.55%	68.09
Selected average balances:
Securities	$328,813	345,843
Loans, net of unearned income	378,790	373,588
Total assets	784,737	791,667
Total deposits	602,550	596,158
Long-term debt	116,604	122,174
Total stockholders’ equity	57,932	57,150
Selected period end balances:
Securities	$333,107	349,472
Loans, net of unearned income	376,624	373,221
Allowance for loan losses	6,580	4,646
Total assets	784,124	800,910
Total deposits	605,755	616,442
Long-term debt	113,340	118,358
Total stockholders’ equity	59,042	52,948

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$381,605	$5,492	5.77%	$379,162	$5,430	5.74%
Securities - taxable	246,157	2,110	3.44%	279,464	3,025	4.34%
Securities - tax-exempt (2)	80,396	1,287	6.42%	73,704	1,188	6.47%

Total securities	326,553	3,397	4.17%	353,168	4,213	4.78%
Federal funds sold	19,520	10	0.21%	13,944	8	0.23%
Interest bearing bank deposits	585	—	0.00%	1,923	1	0.10%

Total interest-earning assets	728,263	$8,899	4.90%	748,197	$9,652	5.17%
Cash and due from banks	11,746			16,618
Other assets	45,277			39,088

Total assets	$785,286			$803,903

Interest-bearing liabilities:
Deposits:
NOW	$93,002	$167	0.72%	$92,131	$244	1.06%
Savings and money market	113,639	337	1.19%	95,247	283	1.19%
Certificates of deposits less than $100,000	113,492	703	2.48%	112,771	979	3.48%
Certificates of deposits and other time deposits of $100,000 or more	201,510	1,408	2.80%	231,089	1,999	3.47%

Total interest-bearing deposits	521,643	2,615	2.01%	531,238	3,505	2.65%
Short-term borrowings	2,227	3	0.54%	11,760	15	0.51%
Long-term debt	114,880	1,155	4.03%	120,997	1,209	4.01%

Total interest-bearing liabilities	638,750	$3,773	2.37%	663,995	$4,729	2.86%
Noninterest-bearing deposits	84,398			79,986
Other liabilities	3,490			3,657
Stockholders’ equity	58,648			56,265

Total liabilities and stockholders’ equity	$785,286			$803,903

Net interest income and margin		$5,126	2.82%		$4,923	2.64%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Six months ended June 30
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$381,694	$10,925	5.77%	$378,365	$10,776	5.74%
Securities - taxable	248,210	4,477	3.64%	275,937	6,252	4.57%
Securities - tax-exempt (2)	80,603	2,576	6.44%	69,906	2,244	6.47%

Total securities	328,813	7,053	4.33%	345,843	8,496	4.95%
Federal funds sold	16,195	17	0.21%	12,607	14	0.22%
Interest bearing bank deposits	829	—	0.00%	1,423	1	0.14%

Total interest-earning assets	727,531	$17,995	4.99%	738,238	$19,287	5.27%
Cash and due from banks	12,384			16,756
Other assets	44,822			36,673

Total assets	$784,737			$791,667

Interest-bearing liabilities:
Deposits:
NOW	$93,174	$343	0.74%	$89,290	$453	1.02%
Savings and money market	109,012	624	1.15%	92,121	555	1.21%
Certificates of deposits less than $100,000	113,595	1,442	2.56%	109,974	1,972	3.62%
Certificates of deposits and other time deposits of $100,000 or more	202,835	2,846	2.83%	227,587	4,049	3.59%

Total interest-bearing deposits	518,616	5,255	2.04%	518,972	7,029	2.73%
Short-term borrowings	4,230	14	0.67%	12,277	31	0.51%
Long-term debt	116,604	2,332	4.03%	122,174	2,420	3.99%

Total interest-bearing liabilities	639,450	$7,601	2.40%	653,423	$9,480	2.93%
Noninterest-bearing deposits	83,934			77,186
Other liabilities	3,421			3,908
Stockholders’ equity	57,932			57,150

Total liabilities and stockholders’ equity	$784,737			$791,667

Net interest income and margin		$10,394	2.88%		$9,807	2.68%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2010		2009
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial, financial and agricultural	$56,168	52,918	53,884	54,350	52,397
Construction & land development	48,758	57,945	56,820	56,956	53,304
Real estate - mortgage:
Commercial	159,367	158,781	156,928	156,356	147,843
Residential	100,451	99,660	97,407	106,932	108,576
Consumer installment	12,037	11,475	11,236	11,065	11,330

Total loans	376,781	380,779	376,275	385,659	373,450
Less: unearned income	(157)	(160)	(172)	(211)	(229)

Loans, net of unearned income	376,624	380,619	376,103	385,448	373,221
Less: allowance for loan losses	(6,580)	(6,546)	(6,495)	(5,458)	(4,646)

Loans, net	$370,044	374,073	369,608	379,990	368,575

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2010		2009
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Allowance for loan losses:
Balance at beginning of period	$6,546	6,495	5,458	4,646	4,532
Charge-offs:
Commercial, financial and agricultural	(326)	(68)	(91)	(128)	—
Construction & land development	(169)	(1,293)	(1,629)	—	(459)
Residential real estate - mortgage	(262)	(46)	(202)	(204)	(144)
Consumer installment	(83)	(5)	(17)	(10)	(23)

Total charge-offs	(840)	(1,412)	(1,939)	(342)	(626)
Recoveries	124	13	76	54	40

Net charge-offs	(716)	(1,399)	(1,863)	(288)	(586)
Provision for loan losses	750	1,450	2,900	1,100	700

Ending balance	$6,580	6,546	6,495	5,458	4,646

as a % of loans	1.75%	1.72	1.73	1.42	1.24
as a % of nonperforming loans	72%	60	69	64	720
Net charge-offs as a % of average loans	0.76%	1.48	1.95	0.31	0.63

Nonperforming assets:
Nonaccrual loans	$9,151	10,934	9,352	8,490	645
Other nonperforming assets (primarily other real estate owned)	6,341	7,081	7,292	5,279	5,149

Total nonperforming assets	$15,492	18,015	16,644	13,769	5,794

as a % of loans and foreclosed properties	4.05%	4.65	4.34	3.52	1.53
as a % of total assets	1.98%	2.28	2.15	1.75	0.72
Nonperforming loans as a % of total loans	2.43%	2.87	2.49	2.20	0.17
Accruing loans 90 days or more past due	$243	374	5	122	28

Table 8 - Allocation of Allowance for Loan Losses

	2010				2009
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial, financial and agricultural	$881	14.9	$738	13.9	$784	14.3	$731	14.1	$526	14.0
Construction and land development	1,092	12.9	1,180	15.2	2,063	15.1	1,292	14.8	816	14.3
Real estate - mortgage:
Commercial	2,178	42.3	1,972	41.7	1,264	41.7	1,209	40.5	1,333	39.6
Residential	1,918	26.7	1,964	26.2	1,706	25.9	1,762	27.7	1,712	29.1
Consumer installment	198	3.2	207	3.0	227	3.0	202	2.9	140	3.0
Unallocated	313		485		451		262		119

Total allowance for loan losses	$6,580		$6,546		$6,495		$5,458		$4,646

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2010
Maturity of:
3 months or less	$37,455
Over 3 months through 6 months	30,403
Over 6 months through 12 months	35,498
Over 12 months	96,079

Total CDs and other time deposits of $100,000 or more	$199,435

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following risk factors supplement the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2009:

The oil spill in the Gulf of Mexico could negatively affect our local economies and property values in our coastal markets, which could have an adverse effect on our business or results of operations.

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. A sizeable oil spill resulted in the Gulf of Mexico and substantial oil continued to flow daily from the well until it was capped early in August 2010. Clean-up efforts are underway and are expected to continue, but the oil spill has affected and may continue to affect the coast of Alabama and Northwest Florida. The oil spill could have direct negative effects on tourist and vacation spending in the area, the condition of waterfront properties and adversely affect the rental income from and value of beachfront and coastal properties and numerous industries within our coastal market areas. This could have a material adverse effect on our financial condition, results of operations and stock price.

The Dodd-Frank Act was recently enacted and substantially changes the regulation of the financial services industry and it could have a material adverse effect upon us.

The recent Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and is likely to affect the way we and our customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, establishes a Financial Stability Oversight Counsel, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes a new Bureau of Consumer Financial Protection, makes various changes in the securities laws and corporate governance that affect public companies, including us, and also effects changes in the regulation and supervision of insurance companies, systemically important companies, the credit rating agencies, and many other things that may affect our business and those with whom we do business. The Act also requires numerous studies and regulations to implement the Act. While we are evaluating the effects of this Act, the Act, together with implementing the regulations that will be proposed, could have an adverse effect on our costs, and on our results of operation and financial condition. We will continue to evaluate the effects of the Dodd-Frank Act, but the Act’s affects will not be fully known until regulations are adopted and the Act is interpreted by our regulators.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	—
May 1 – May 31	459	$17.79	—	—
June 1 – June 30	—	—	—	—
Total	459	$17.79	—	—

(1)	Based on trade date, not settlement date.
(2)	A total of 459 shares were purchased in privately negotiated transactions.
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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	August 16, 2010	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date:	August 16, 2010	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial officer
(Principal Financial and Accounting Officer)