Form 10-Q
period 2010-09-30
AUBURN NATIONAL BANCORPORATION INC
filed 2010-11-15
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $0.01 par value per share	3,642,718 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2010	December 31, 2009

Assets:
Cash and due from banks	$14,489	$11,567
Federal funds sold	14,025	—
Interest bearing bank deposits	955	828

Cash and cash equivalents	29,469	12,395

Securities available-for-sale	322,118	334,762
Loans held for sale	5,921	4,881
Loans, net of unearned income	375,098	376,103
Allowance for loan losses	(7,181)	(6,495)

Loans, net	367,917	369,608

Premises and equipment, net	8,118	8,282
Bank-owned life insurance	16,069	15,719
Other real estate	8,163	7,292
Other assets	20,071	20,443

Total assets	$777,846	$773,382

Liabilities:
Deposits:
Noninterest-bearing	$92,308	$76,497
Interest-bearing	510,200	502,912

Total deposits	602,508	579,409
Federal funds purchased and securities sold under agreements to repurchase	2,689	15,960
Long-term debt	108,335	118,349
Accrued expenses and other liabilities	3,377	3,481

Total liabilities	716,909	717,199

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,752	3,751
Retained earnings	61,253	58,917
Accumulated other comprehensive income, net	2,536	111
Less treasury stock, at cost - 314,417 shares and 314,018 shares for September 30, 2010 and December 31, 2009, respectively	(6,643)	(6,635)

Total stockholders’ equity	60,937	56,183

Total liabilities and stockholders’ equity	$777,846	$773,382

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands, except share and per share data)	2010	2009	2010	2009

Interest income:
Loans, including fees	$5,442	$5,500	$16,367	$16,276
Securities	2,922	3,672	9,100	11,405
Federal funds sold and interest bearing bank deposits	6	6	23	21

Total interest income	8,370	9,178	25,490	27,702

Interest expense:
Deposits	2,479	3,300	7,734	10,329
Short-term borrowings	5	14	19	45
Long-term debt	1,148	1,202	3,480	3,622

Total interest expense	3,632	4,516	11,233	13,996

Net interest income	4,738	4,662	14,257	13,706
Provision for loan losses	730	1,100	2,930	2,350

Net interest income after provision for loan losses	4,008	3,562	11,327	11,356

Noninterest income:
Service charges on deposit accounts	328	317	976	922
Mortgage lending	1,007	652	2,114	3,292
Bank-owned life insurance	118	98	350	306
Other	275	281	895	883
Securities gains (losses), net:
Realized gains, net	469	561	3,000	2,465
Total other-than-temporary impairments	(340)	(315)	(600)	(6,735)
Non-credit portion of other-than temporary impairments recognized in (transferred from) other comprehensive income	—	(435)	210	1,200

Total securities gains (losses), net	129	(189)	2,610	(3,070)

Total noninterest income	1,857	1,159	6,945	2,333

Noninterest expense:
Salaries and benefits	2,051	1,858	5,895	5,881
Net occupancy and equipment	359	396	1,107	1,135
Professional fees	164	167	531	502
FDIC and other regulatory assessments	277	198	839	973
Other real estate owned, net	268	16	1,240	24
Prepayment penalty on long-term debt	381	—	679	—
Other	866	786	2,520	2,383

Total noninterest expense	4,366	3,421	12,811	10,898

Earnings before income taxes	1,499	1,300	5,461	2,791
Income tax expense	255	277	993	590

Net earnings	$1,244	$1,023	$4,468	$2,201

Net earnings per share:
Basic and diluted	$0.34	$0.28	$1.23	$0.60

Weighted average shares outstanding:
Basic and diluted	3,642,701	3,644,097	3,642,896	3,645,128

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Common Stock
(Dollars in thousands, except share and per share data)	Shares	Amount

Balance, December 31, 2008	3,957,135	$39	$3,749	$59,283	$603	$(6,546)	$57,128
Comprehensive income:
Net earnings	—	—	—	2,201	—	—	2,201
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for-sale, net	—	—	—	—	(757)	—	(757)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for-sale, net	—	—	—	—	1,975	—	1,975

Total comprehensive income	—	—	—	2,201	1,218	—	3,419

Cash dividends paid ($0.57 per share)	—	—	—	(2,078)	—	—	(2,078)
Stock repurchases (2,955 shares)	—	—	—	—	—	(67)	(67)
Sale of treasury stock (105 shares)	—	—	2	—	—	1	3

Balance, September 30, 2009	3,957,135	$39	$3,751	$59,406	$1,821	$(6,612)	$58,405

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$(6,635)	$56,183
Comprehensive income:
Net earnings	—	—	—	4,468	—	—	4,468
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for-sale, net	—	—	—	—	(133)	—	(133)
Other comprehensive income due to change in unrealized gains on securities available-for-sale net	—	—	—	—	2,558	—	2,558

Total comprehensive income	—	—	—	4,468	2,425	—	6,893

Cash dividends paid ($0.585 per share)	—	—	—	(2,132)	—	—	(2,132)
Stock repurchases (484 shares)	—	—	—	—	—	(8)	(8)
Sale of treasury stock (85 shares)	—	—	1	—	—	—	1

Balance, September 30, 2010	3,957,135	$39	$3,752	$61,253	$2,536	$(6,643)	$60,937

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
(In thousands)	2010	2009

Cash flows from operating activities:
Net earnings	$4,468	$2,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,930	2,350
Depreciation and amortization	590	513
Premium amortization and discount accretion, net	1,380	1,206
Net (gain) loss on securities	(2,610)	3,070
Net gain on sale of loans held for sale	(1,847)	(3,036)
Net loss (gain) on other real estate	1,118	(54)
Loss on prepayment of long-term debt	679	—
Loans originated for sale	(73,521)	(130,249)
Proceeds from sale of loans	74,068	135,294
Increase in cash surrender value of bank owned life insurance	(350)	(306)
Net increase in other assets	(1,135)	(1,435)
Net decrease in accrued expenses and other liabilities	(104)	(1,116)

Net cash provided by operating activities	5,666	8,438

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	147,828	125,568
Proceeds from maturities of securities available-for-sale	152,320	95,319
Purchase of securities available-for-sale	(282,433)	(257,521)
Net increase in loans	(3,824)	(22,698)
Net purchases of premises and equipment	(75)	(823)
Other real estate improvements	—	(76)
Proceeds from sale of other real estate	596	297

Net cash provided by (used in) investing activities	14,412	(59,934)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	15,811	4,864
Net increase in interest-bearing deposits	7,288	41,884
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(13,271)	(1,824)
Repayments or retirement of long-term debt	(10,693)	(5,013)
Proceeds from sale of treasury stock	1	3
Stock repurchases	(8)	(67)
Dividends paid	(2,132)	(2,078)

Net cash (used in) provided by financing activities	(3,004)	37,769

Net change in cash and cash equivalents	17,074	(13,727)
Cash and cash equivalents at beginning of period	12,395	36,433

Cash and cash equivalents at end of period	$29,469	$22,706

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,698	$14,366
Income taxes	1,490	1,830
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	2,585	5,122

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Auburn National Bancorporation, Inc. (the “Company”) provides a full range of banking services to individual and corporate customers in Lee County, Alabama and surrounding counties through its wholly owned subsidiary, AuburnBank (the “Bank”). The Company does not have any segments other than banking that are considered material.

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the nine months ended September 30, 2010, are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to period ended September 30, 2010. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Accounting Developments

In the first quarter of 2010, the Company adopted new guidance related to the following Codification topics:

•	Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets;

•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest;

•	ASU 2010-06, Improving Disclosures about Fair Value Measurements; and

•	ASU 2010-10, Consolidation: Amendments for Certain Investment Funds.

In the third quarter of 2010, the Company adopted new guidance related to the following Codification topic:

•	ASU 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives.

Information about these pronouncements is described in more detail below.

ASU 2009-16, Accounting for Transfers of Financial Assets, modifies certain guidance contained in FASB Accounting Standards Codification (“ASC”) 860, Transfers and Servicing. This standard eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. The standard addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest and also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard was effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amends several key consolidation provisions related to variable interest entities (“VIEs”), which are included in FASB ASC 810, Consolidation. First, the scope of the standard includes entities that are currently designated as QSPEs. Second, the standard changes the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under existing rules, the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The guidance identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, the standard requires companies to continually reassess whether they are the primary beneficiary of a VIE. Existing rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. The standard was effective for the Company as of January 1, 2010, and applies to all current QSPEs and VIEs, and VIEs created after the effective date. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

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

ASU 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives, amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. ASU 2010-11 amends ASC 815 to provide clarifying language and examples of when an embedded credit derivative’s features are not considered “embedded derivatives subject to potential bifurcation and separate accounting”. The guidance was effective for the Company beginning in the third quarter 2010. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarter and nine months ended September 30, 2010 and 2009, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At September 30, 2010 and 2009, respectively, the Company had no options issued or outstanding.

A reconciliation of the numerator and denominator of the basic earnings per share computation to the diluted earnings per share computation for the quarter and nine months ended September 30, 2010 and 2009 is presented below.

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands, except share and per share data)	2010	2009	2010	2009
Basic:
Net earnings	$1,244	$1,023	$4,468	$2,201
Weighted average common shares outstanding	3,642,701	3,644,097	3,642,896	3,645,128

Earnings per share	$0.34	$0.28	$1.23	$0.60

Diluted:
Net earnings	$1,244	$1,023	$4,468	$2,201
Weighted average common shares outstanding	3,642,701	3,644,097	3,642,896	3,645,128
Dilutive effect of options issued	—	—	—	—

Weighted average diluted shares outstanding	3,642,701	3,644,097	3,642,896	3,645,128

Earnings per share	$0.34	$0.28	$1.23	$0.60

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income (loss) for the quarter and nine months ended September 30, 2010 and 2009 is presented below.

	Quarter ended September 30		Nine months ended September 30
(In thousands)	2010	2009	2010	2009
Comprehensive income:
Net earnings	$1,244	$1,023	$4,468	$2,201
Other comprehensive income (loss):
Due to change in other-than-temporary impairment losses related to factors other than credit on securities available-for-sale, net of tax	—	274	(133)	(757)
Due to change in all other unrealized gains on securities available-for-sale, net of tax	1,361	4,852	2,558	1,975

Total comprehensive income	$2,605	$6,149	$6,893	$3,419

NOTE 4: VARIABLE INTEREST ENTITIES

The Company is involved in various entities that are considered to be VIEs, as defined by authoritative accounting literature. Generally, a VIE is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At September 30, 2010, the Company did not have any consolidated VIEs to disclose but did have several nonconsolidated VIEs, discussed below.

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

Periodically, the Company may invest in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. These projects are funded through a combination of debt and equity and the partnerships meet the definition of a VIE. While the Company’s investment in a single entity may at times exceed 50% of the outstanding equity interests, the Company does not consolidate the partnerships due to the nature of the management activities of the general partner and the performance guaranties provided by the project sponsors giving them the majority of the variability. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of September 30, 2010 and December 31, 2009, the Company had investments of $1.6 million and $0.3 million, respectively, related to these projects, which are included in other assets on the Consolidated Balance Sheets. As of September 30, 2010 and December 31, 2009, the Company had no unfunded commitments related to affordable housing investments included in other liabilities. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at September 30, 2010 and December 31, 2010, respectively. The funded portion of these loans was approximately $5.8 million at September 30, 2010. There was no funded portion for any of the outstanding loan commitments with certain of the partnerships at December 31, 2009. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

The following table summarizes VIEs that are not consolidated by the Company as of September 30, 2010.

(Dollars in thousands)	Loss Exposure	Liability Recognized	Classification
Type:
Low income housing partnerships (a)	$6,029	$—	Other assets
Trust preferred issuances	N/A	7,217	Long-term debt

(a)	Maximum loss exposure represents $1.6 million of current investments and $4.4 million of contractual funding commitments. Only the current investment amount is included in Other assets.

NOTE 5: SECURITIES

At September 30, 2010 and December 31, 2009, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale at September 30, 2010 and December 31, 2009, by contractual maturity are presented below.

	September 30, 2010
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	5,035	43,322	52,187	100,544	641	6	99,909
Agency RMBS (a)	—	—	17,741	112,505	130,246	2,182	268	128,332
State and political subdivisions	—	902	15,526	69,318	85,746	2,855	128	83,019
Trust preferred securities:								—
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	2,380	2,380	—	730	3,110
Corporate debt	—	3,182	—	—	3,182	—	318	3,500

Total available-for-sale	$—	9,119	76,589	236,410	322,118	5,678	1,660	318,100

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2009
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	42,626	47,594	90,220	363	630	90,487
Agency RMBS (a)	—	—	5,261	153,381	158,642	3,264	380	155,758
State and political subdivisions	—	382	16,073	65,107	81,562	1,031	578	81,109
Trust preferred securities:
Pooled	—	—	—	23	23	—	257	280
Individual issuer	—	—	—	1,440	1,440	—	2,010	3,450
Corporate debt	—	2,142	733	—	2,875	—	626	3,501

Total available-for-sale	$—	2,524	64,693	267,545	334,762	4,658	4,481	334,585

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $187.5 million and $203.4 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $5.8 million and $6.0 million at September 30, 2010 and December 31, 2009, respectively. Cost-method investments primarily include FHLB of Atlanta stock and Federal Reserve Bank stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2010 and December 31, 2009, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:
Agency obligations	$4,994	6	—	—	4,994	6
Agency RMBS	42,240	268	—	—	42,240	268
State and political subdivisions	4,814	35	2,447	93	7,261	128
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	2,220	730	2,220	730
Corporate debt	—	—	3,182	318	3,182	318

Total	$52,048	309	7,869	1,351	59,917	1,660

December 31, 2009:
Agency obligations	$46,219	630	—	—	46,219	630
Agency RMBS	48,343	380	—	—	48,343	380
State and political subdivisions	18,868	351	2,837	227	21,705	578
Trust preferred securities:
Pooled	13	37	10	220	23	257
Individual issuer	—	—	1,440	2,010	1,440	2,010
Corporate debt	—	—	2,876	626	2,876	626

Total	$113,443	1,398	7,163	3,083	120,606	4,481

The applicable date for determining when securities are in an unrealized loss position is September 30, 2010. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

To the extent the Company estimates future expected cash flows, the Company considered all available information in developing those expected cash flows. For asset-backed securities such as pooled trust preferred securities, such information generally included:

•	remaining payment terms of the security (including as applicable, terms that require underlying obligor payments to increase in the future);

•	current delinquencies and nonperforming assets of underlying collateral;

•	expected future default rates; and

•	subordination levels or other credit enhancements.

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

Individual issuer trust preferred securities

The unrealized losses associated with individual issuer trust preferred securities are primarily related to securities backed by individual issuer community banks. For individual issuers, management evaluates the financial performance of the issuer on a quarterly basis to determine if it is probable that the issuer can make all contractual principal and interest payments. Based upon its evaluation, the Company expects to recover the remaining amortized cost basis of these securities.

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

Cost-method investments

At September 30, 2010, cost-method investments with an aggregate cost of $5.8 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at September 30, 2010 and December 31, 2009, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of September 30, 2010

	Credit Rating		Fair Value	Unrealized losses			Life-to-date Impairment Charges
				Less than 12 months	12 months or longer	Total
(Dollars in thousands)	Moody’s	Fitch
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	CC	$20	$—	210	210	$1,770
Individual issuers (b):
Carolina Financial Capital Trust I	n/a	n/a	316	—	134	134	—
Main Street Bank Statutory Trust I (c)	n/a	n/a	434	—	66	66	—
MNB Capital Trust I	n/a	n/a	160	—	—	—	340
PrimeSouth Capital Trust I	n/a	n/a	234	—	266	266	—
TCB Trust	n/a	n/a	399	—	101	101	—
United Community Capital Trust	n/a	n/a	837	—	163	163	—

Total individual issuer			2,380	—	730	730	340

Total trust preferred securities			$2,400	$—	940	940	$2,110

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Now an obligation of BB&T Corporation.

Trust Preferred Securities as of December 31, 2009

	Credit Rating		Fair Value	Unrealized losses			Life-to-date Impairment Charges
				Less than 12 months	12 months or longer	Total
(Dollars in thousands)	Moody’s	Fitch
Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	B	$10	$—	220	220	$1,770
U.S. Capital Funding IV, Ltd. (b)	Ca	CC	13	37	—	37	2,450

Total pooled			23	37	220	257	4,220
Individual issuers (c):
Carolina Financial Capital Trust I	n/a	n/a	90	—	360	360	—
Main Street Bank Statutory Trust I (d)	n/a	n/a	275	—	225	225	—
MNB Capital Trust I	n/a	n/a	125	—	375	375	—
PrimeSouth Capital Trust I	n/a	n/a	125	—	375	375	—
TCB Trust	n/a	n/a	325	—	175	175	—
United Community Capital Trust	n/a	n/a	500	—	500	500	—

Total individual issuer			1,440	—	2,010	2,010	—

Total trust preferred securities			$1,463	$37	2,230	2,267	$4,220

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of trust peferred securities issued by community banks and thrifts.

(c)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(d)	Now an obligation of BB&T Corporation.

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

Excess subordination is defined as the amount of performing collateral that is in excess of what is needed to pay-off a specified class of securities and all classes senior to the specified class. Performing collateral is defined as total collateral minus all collateral that is currently deferring or currently in default. This definition assumes that all collateral that is currently deferring will default with a zero recovery rate. The underlying issuers can cure the deferral, or some portion greater than zero could be recovered on default of an underlying issuer. Excess subordination, as defined previously, does not consider any excess interest spread that is built into the structure of the security, which provides another source of repayment for the bonds.

At September 30, 2010 and December 31, 2009, respectively, there was no excess subordination for the Class B notes of ALESCO Preferred Funding XVII, Ltd or the B-2 notes of U.S. Capital Funding IV, Ltd.

Other-Than-Temporarily Impaired Securities

On a quarterly basis, management makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired. For equity securities with an unrealized loss, the Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; and recent events specific to the issuer or industry. Equity securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses), net.

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more-likely-than-not that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarter and nine months ended September 30, 2010 and 2009 for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security or the security matures. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Balance, beginning of period	$4,620	$2,805	$4,570	$—
Additions:
Initial credit impairments	340	—	340	2,663
Subsequent credit impairments	—	750	50	892
Reductions:
Securities sold	—	—	—	—
Due to change in intent or requirement to sell	—	—	—	—
Increases in expected cash flows	—	—	—	—

Balance, end of period	$4,960	$3,555	$4,960	$3,555

Other-Than-Temporary Impairment

The following table presents details of other-than-temporary impairment related to securities, including equity securities carried at cost, for the quarter and nine months ended September 30, 2010 and 2009.

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$—	$705	$50	$1,680
Individual issuer trust preferred securities	340	45	340	1,875

Total debt securities	340	750	390	3,555
Cost-method investments	—	—	—	1,980

Total other-than-temporary impairment charges	$340	$750	$390	$5,535

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$340	$750	$340	$3,555
Securities with intent to sell	—	—	50	—
Recorded directly to (transferred from) other comprehensive income for non-credit related impairment	—	(435)	210	1,200

Total other-than-temporary impairment on debt securities	$340	$315	$600	$4,755

Realized Gains and Losses

The following table presents the gross realized gains and losses on securities, including cost-method investments. Realized losses include other-than-temporary impairment charges.

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Gross realized gains	$475	$561	$3,045	$2,498
Gross realized losses	(346)	(750)	(435)	(5,568)

Net realized gains (losses)	$129	$(189)	$2,610	$(3,070)

NOTE 6: MORTGAGE SERVICING RIGHTS, NET

Mortgage servicing rights (“MSRs”) are recognized based on the fair value of the servicing rights on the date the corresponding mortgage loans are sold. An estimate of the Company’s MSRs is determined using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

The Company has recorded MSRs related to loans sold without recourse to Fannie Mae. The Company generally sells conforming, fixed-rate, closed-end, residential mortgages to Fannie Mae. MSRs are included in other assets on the accompanying Consolidated Balance Sheets.

The change in amortized MSRs and the related valuation allowance for the quarter and nine months ended September 30, 2010 and 2009 are presented below.

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Beginning Balance	$877	$686	$834	$—
Additions	149	103	260	811
Amortization expense	(44)	(25)	(112)	(47)
Change in valuation allowance	—	—	—	—

Ending Balance	$982	$764	$982	$764

Fair value of amortized MSRs:
Beginning of period	1,023	768	978	—
End of period	1,024	892	1,024	892

The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. The valuation reserve is adjusted as the fair value changes. At September 30, 2010 and 2009, respectively, there was no valuation allowance recorded for amortized MSRs.

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

Securities – Securities available-for-sale are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities.

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

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative assets within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at September 30, 2010 or December 31, 2009.

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

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at September 30, 2010 or December 31, 2009.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively, by caption, on the consolidated balance sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Securities available-for-sale:
Agency obligations	$100,544	—	100,544	—
Agency RMBS	130,246	—	130,246	—
States and political subdivisions	85,746	—	85,746	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	2,380	—	—	2,380
Corporate debt	3,182	—	3,182	—

Total securities available-for-sale	322,118	—	319,718	2,400
Other assets (1)	1,400	—	1,400	—

Total assets at fair value	$323,518	—	321,118	2,400

Other liabilities (1)	$1,400	—	1,400	—

Total liabilities at fair value	$1,400	—	1,400	—

December 31, 2009:
Securities available-for-sale:
Agency obligations	$90,220	—	90,220	—
Agency RMBS	158,642	—	158,642	—
States and political subdivisions	81,562	—	81,562	—
Trust preferred securities:
Pooled	23	—	—	23
Individual issuer	1,440	—	—	1,440
Corporate debt	2,875	—	2,875	—

Total securities available-for-sale	334,762	—	333,299	1,463
Other assets (1)	931	—	931	—

Total assets at fair value	$335,693	—	334,230	1,463

Other liabilities (1)	$931	—	931	—

Total liabilities at fair value	$931	—	931	—

(1)	Includes fair value of interest rate swap agreements.

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2010, there were no transfers between levels.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for financial assets recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

	Nine months ended September 30
(Dollars in thousands)	2010	2009
Beginning balance	$1,463	$8,705
Total realized and unrealized gains and (losses):
Included in net earnings	(390)	(4,219)
Included in other comprehensive income	1,327	(193)
Purchases, issuances and settlements	—	—
Transfers in and/or (out) of Level 3	—	(2,613)

Ending balance	$2,400	$1,680

The transfer from Level 3 to Level 2 during the nine months ended September 30, 2009 primarily related to corporate debt securities. Due to an increase in trading activity and observable inputs for the Company’s corporate debt securities during the quarter ended March 31, 2009, the fair value measurements for these securities were recognized using Level 2 inputs as of March 31, 2009.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, respectively, by caption, on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Loans held for sale	$5,921	—	5,921	—
Loans, net (1)	7,517	—	—	7,517
Other real estate owned	8,163	—	—	8,163
Other assets (2)	982	—	—	982

Total assets at fair value	$22,583	—	5,921	16,662

December 31, 2009:
Loans held for sale	$4,881	—	4,881	—
Loans, net (1)	8,430	—	—	8,430
Other real estate owned	7,292	—	—	7,292
Other assets (2)	834	—	—	834

Total assets at fair value	$21,437	—	4,881	16,556

(1)	Loans considered impaired under FASB ASC 310-10-35, Receivables.
(2)	Mortgage servicing rights, net included in this category.

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

Off-balance sheet Instruments

The fair values of the Company’s off- balance- sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that the estimated fair value of commitments to extend credit approximates the carrying amount and is immaterial to the financial statements.

The carrying value and related estimated fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are presented below.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$29,469	$29,469	$12,395	$12,395
Securities	322,118	322,118	334,762	334,762
Loans held for sale	5,921	5,921	4,881	4,881
Loans, net	367,917	375,080	369,608	373,940
Derivative assets	1,400	1,400	931	931
Financial Liabilities:
Deposits	$602,508	$612,353	$579,409	$585,597
Short-term borrowings	2,689	2,689	15,960	15,960
Long-term debt	108,335	117,028	118,349	124,004
Derivative liabilities	1,400	1,400	931	931

NOTE 9: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as hedges, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2010, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the nine months ended September 30, 2010 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)
Interest rate swap agreements:
Pay fixed / receive variable	$6,154	$—	$1,400	$(469)
Pay variable / receive fixed	6,154	1,400	—	469

Total interest rate swap agreements	$12,308	$1,400	$1,400	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarter and nine months ended September 30, 2010 and 2009, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “desired,” “indicate,” “would,” “believe,” “deem,” “contemplate,” “expect,” “seek,” “estimate,” “evaluate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•

the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act” or “DFA”) and the regulations required by this Act on our business, business practices and cost of operations;

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

•

the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates, including estimates of potential losses due to claims from purchases of mortgages that we originated;

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

Summary of Results of Operations

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009
Net interest income (a)	$5,187	$5,094	$15,581	$14,901
Less: tax-equivalent adjustment	449	432	1,324	1,195

Net interest income (GAAP)	4,738	4,662	14,257	13,706
Noninterest income	1,857	1,159	6,945	2,333

Total revenue	6,595	5,821	21,202	16,039
Provision for loan losses	730	1,100	2,930	2,350
Noninterest expense	4,366	3,421	12,811	10,898
Income tax expense	255	277	993	590

Net earnings	$1,244	$1,023	$4,468	$2,201

Basic and diluted earnings per share	$0.34	$0.28	$1.23	$0.60

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $4.5 million for the first nine months of 2010 compared to $2.2 million for the first nine months of 2009. Basic and diluted earnings per share were $1.23 per share for the first nine months of 2010 compared to $0.60 per share for the first nine months of 2009.

Net interest income (tax-equivalent) was $15.6 million for the first nine months of 2010, an increase of approximately 5% from the first nine months of 2009. Average loans were $377.3 million in the first nine months of 2010, an increase of $2.5 million, or 1%, from the first nine months of 2009. Average deposits were $601.6 million in the first nine months of 2010, an increase of $2.8 million from the first nine months of 2009.

The provision for loan losses during the first nine months of 2010 was $2.9 million, compared to $2.4 million in the first nine months of 2009. The Company’s annualized net charge-off ratio was 0.79% in the first nine months of 2010, compared to 0.46% in the first nine months of 2009. Excluding a $1.3 million charge-off related to one construction and land development loan, the Company’s annualized net charge-off ratio was 0.34% in the first nine months of 2010.

Noninterest income was $6.9 million for the first nine months of 2010, compared to noninterest income of $2.3 million in the first nine months of 2009. The increase in noninterest income is primarily due to a decrease in other- than- temporary impairment charges. Net securities losses included $0.4 million of other- than- temporary impairment charges in the first nine months of 2010, compared to $5.5 million of other- than- temporary impairment charges in the first nine months of 2009. Other- than- temporary impairment charges recognized in earnings during the first nine months of 2009 primarily related to the Company’s investments in pooled trust preferred securities, and the common stock and trust preferred securities of Silverton Financial Services, Inc., which is in bankruptcy.

Noninterest expense was $12.8 million during the first nine months of 2010, compared to noninterest expense of $10.9 million during the first nine months of 2009. The increase in noninterest expense was primarily due to an increase in net other real estate owned expense of $1.2 million and prepayment penalties of $0.7 million on long-term debt. The increase in net other real estate owned expense primarily related to write-downs of the carrying value of certain foreclosed (other real estate owned) properties due to deterioration in real estate values.

In the first nine months of 2010, the Company paid cash dividends of $2.1 million, or $0.585 per share. The Company’s balance sheet remains strong and well capitalized under current regulatory guidelines with a total risk-based capital ratio of 15.78% and a Tier 1 leverage ratio of 8.39% at September 30, 2010.

In the third quarter of 2010, net earnings were $1.2 million, or $0.34 per share, compared to $1.0 million, or $0.28 per share, for the third quarter of 2009. Total revenue was $6.6 million for the third quarter of 2010, compared to $5.8 million in the third quarter of 2009. The provision for loan losses during the third quarter of 2010 was $0.7 million, compared to $1.1 million in the third quarter of 2009. The Company’s annualized net charge-off ratio was 0.14% in the third quarter of 2010, compared to 0.31% in the third quarter of 2009. Noninterest expense was $4.4 million for the third quarter of 2010, compared to $3.4 million in the third quarter of 2009.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, our assessment of other- than- temporary impairment, recurring and non-recurring fair value measurements, and the valuation of deferred tax assets, were critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

Except as discussed below, there have been no material changes to the Company’s critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2010.

During the quarter ended September 30, 2010, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to September 30, 2010, the Company calculated average losses by loan segment using a rolling 12 quarter historical period. In order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses by loan segment using a rolling 6 quarter historical period for the quarter ended September 30, 2010. Correspondingly, the Company reduced the level of adjustments made to historical losses for “qualitative and environmental factors” since the updated historical losses were more representative of current economic conditions. The net effect of these changes increased the Company’s calculated allowance for loan loss allocation by approximately $0.8 million.

Allowance for Loan Losses

The Company assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations or requests. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which validates that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off. The allowance depends upon numerous estimations and judgments that may or may not be realized.

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

Assessment for Other-Than-Temporary Impairment of Securities

On a quarterly basis, management makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other- than- temporarily impaired. For equity securities with an unrealized loss, the Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; and recent events specific to the issuer or industry. Equity securities for which there is an unrealized loss that is deemed to be other- than- temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).

For debt securities with an unrealized loss, an other- than- temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more likely than not that that it will be required to sell the debt security before recovery, the other- than- temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other- than- temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

The Company assesses impairment for pooled trust preferred securities using a cash flow model. The key assumptions include default probabilities of the underlying collateral and recoveries on collateral defaults. These assumptions may have a significant effect on the determination of the present value of expected future cash flows and the resulting amount of other- than- temporary impairment. As such, the use of different models and assumptions, as well as changes in market conditions, could result in materially different net earnings and retained earnings results.

Fair Value Determination

GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 7 of the Condensed Consolidated Financial Statements.

Fair values are based on active market prices of identical assets or liabilities when available. Comparable assets or liabilities or a composite of comparable assets in active markets are used when identical assets or liabilities do not have readily available active market pricing. However, some of the Company’s assets or liabilities lack an available or comparable trading market characterized by frequent transactions between willing buyers and sellers. In these cases, fair value is estimated using pricing models that use discounted cash flows and other pricing techniques. Pricing models and their underlying assumptions are based upon management’s best estimates for appropriate discount rates, default rates, prepayments, market volatility and other factors, taking into account current observable market data and experience.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more- likely- than- not that the Company will realize the benefits of these deductible differences at September 30, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30
	2010		2009
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$380,569	5.75%	$379,220	5.74%
Securities - taxable	248,539	3.51%	273,088	4.45%
Securities - tax-exempt	81,319	6.40%	72,926	6.45%

Total securities	329,858	4.23%	346,014	4.87%
Federal funds sold	14,265	0.21%	11,753	0.23%
Interest bearing bank deposits	920	0.15%	1,268	0.11%

Total interest-earning assets	725,612	4.94%	738,255	5.23%

Deposits:
NOW	90,370	0.71%	92,065	1.02%
Savings and money market	113,334	1.11%	91,844	1.15%
Certificates of deposits less than $100,000	113,529	2.49%	111,911	3.53%
Certificates of deposits and other time deposits of $100,000 or more	200,360	2.80%	225,170	3.49%

Total interest-bearing deposits	517,593	2.00%	520,990	2.65%
Short-term borrowings	3,902	0.65%	11,917	0.50%
Long-term debt	115,430	4.03%	120,887	4.01%

Total interest-bearing liabilities	636,925	2.36%	653,794	2.86%

Net interest income and margin	$15,581	2.87%	$14,901	2.70%

Net Interest Income and Margin

Net interest income (tax-equivalent) increased 5% in the first nine months of 2010 from the first nine months of 2009 due to net interest margin improvement. Net interest margin (tax-equivalent) was 2.87% for the first nine months of 2010, compared to 2.70% for the first nine months of 2009.

The tax-equivalent yield on total interest earning assets decreased 29 basis points in the first nine months of 2010 from the first nine months of 2009 to 4.94%. This decrease was primarily driven by a 64 basis points decrease in the tax-equivalent yield on total securities to 4.23%.

The cost of total interest-bearing liabilities decreased 50 basis points in the first nine months of 2010 from the first nine months of 2009, to 2.36%. This decrease was primarily driven by a 65 basis point decrease in the cost of total interest-bearing deposits to 2.00%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, management believes, based on its processes and estimates , should be adequate to provide coverage for the probable losses on outstanding loans. The provisions for loan losses amounted to $2.9 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

The increase in the provision for loan losses reflects increases in the overall level of risk within the loan portfolio, past due and nonperforming loans, and increases in net-charge offs during the first nine months of 2010 when compared to the first nine months of 2009. The impact of continuing economic distress, specifically its impact on our construction and land development loan portfolio, contributed to the increase in the provision for loan losses in the first nine months of 2010 when compared to the first nine months of 2009. The construction and land development loan portfolio has experienced some weakness due to continued decreased real estate sales which has led to falling appraisal values of the collateral which secures the Company’s construction and land development loan portfolio. The Company’s collateral for construction and land development loans is generally the primary source of repayment. As the value of the collateral deteriorates, ultimate repayment by the borrower becomes increasingly difficult. As a result, the Company has increased its allowance for loan losses which has led to increased provision for loan losses in the first nine months of 2010 when compared to the first nine months of 2009.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.91% at September 30, 2010, compared to 1.73% at December 31, 2009. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2010. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, local real estate market, or industry conditions which may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Service charges on deposit accounts	$328	$317	$976	$922
Mortgage lending income	1,007	652	2,114	3,292
Bank-owned life insurance	118	98	350	306
Securities gains (losses), net	129	(189)	2,610	(3,070)
Other	275	281	895	883

Total noninterest income	$1,857	$1,159	$6,945	$2,333

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Origination income	$921	$562	$1,848	$3,036
Servicing fees, net	86	90	266	256

Total mortgage lending income	$1,007	$652	$2,114	$3,292

Mortgage lending income was $2.1 million in the first nine months of 2010, compared to $3.3 million in the first nine months of 2009. A significant decrease in the level of mortgage refinance activity during the first nine months of 2010 when compared to the record levels experienced in the first nine months of 2009 contributed to the decrease in mortgage lending income.

Mortgage lending income for the third quarter of 2010 was $1.0 million compared to $0.7 million in the third quarter of 2009. Increased volume and better pricing during the third quarter of 2010 when compared to the third quarter of 2009 contributed to the increase in mortgage lending income.

The Company recorded net securities gains of $2.6 million in the first nine months of 2010, compared to net securities losses of $3.1 million in the first nine months of 2009. The change in net securities gains (losses) is primarily due to a significant decline in other- than- temporary impairment charges during the first nine months of 2010 compared to the first nine months of 2009. Other- than- temporary impairment charges recognized in earnings were approximately $0.4 million in the first nine months of 2010, compared to approximately $5.5 million in the first nine months of 2009. Other- than- temporary impairment charges recognized in earnings for the first nine months of 2009 were primarily related to pooled trust preferred securities and investments in the common stock and trust preferred securities of Silverton Financial Services, Inc.

Securities gains (losses), net improved in the third quarter of 2010 when compared to the third quarter of 2009 due to the same factors described above.

Noninterest Expense

	Quarter ended September 30		Nine months ended September 30
(Dollars in thousands)	2010	2009	2010	2009
Salaries and benefits	$2,051	$1,858	$5,895	$5,881
Net occupancy and equipment	359	396	1,107	1,135
Professional fees	164	167	531	502
FDIC and other regulatory assessments	277	198	839	973
Other real estate owned, net	268	16	1,240	24
Prepayment penalty on long-term debt	381	—	679	—
Other	866	786	2,520	2,383

Total noninterest expense	$4,366	$3,421	$12,811	$10,898

Salaries and benefits expense was $5.9 million in the first nine months of 2010 and 2009, respectively.

FDIC and other regulatory assessments expense was $0.8 million in the first nine months of 2010, compared to $1.0 million in the first nine months of 2009. Although the cost of annual FDIC insurance premiums increased in the first nine months of 2010 when compared to the first nine months of 2009, the first nine months of 2009 included a one-time special assessment charge from the FDIC of approximately $0.4 million.

FDIC and other regulatory assessments increased in the third quarter of 2010 when compared to the third quarter of 2009 due to the same factors described above.

Other real estate owned expense, net was approximately $1.2 million in the first nine months of 2010, compared to nil during the first nine months of 2009. The increase during the first nine months of 2010 when compared to the first nine months of 2009 was primarily due to write-downs of the carrying value of certain foreclosed properties due to deterioration in real estate values. Approximately $1.1 million in write-downs during the first nine months of 2010 related to two OREO properties with a carrying value of $5.3 million at September 30, 2010.

Other real estate owned expense, net increased in the third quarter of 2010 when compared to the third quarter of 2009 due to the same factors described above.

Prepayment penalties on long-term debt were approximately $0.7 million during the first nine months of 2010 compared to nil during the first nine months of 2009. As part of its strategy to reduce wholesale funding sources, the Company repaid $10.0 million of securities sold under agreements to repurchase prior to their maturity that were included in long-term debt during the first nine months of 2010. $5.0 million was repaid during the second and third quarters of 2010, respectively.

Prepayment penalties on long-term debt increased in the third quarter of 2010 when compared to the third quarter of 2009 due to the same factors described above.

Income Tax Expense

Income tax expense was $1.0 million in the first nine months of 2010, compared to $0.6 million in the first nine months of 2009. This change was primarily due to an increase in the level of earnings before taxes in the first nine months of 2010 when compared to the first nine months of 2009. The annualized effective tax rate for the first nine months of 2010 was 18.18%, compared to an annualized effective income tax rate of 21.14% for the first nine months of 2009. The decrease in the Company’s annualized effective tax rate in the first nine months of 2010 when compared to the first nine months of 2009 was primarily due to the recognition of a valuation allowance against deferred tax assets related to nondeductible capital losses during the first nine months of 2009.

Income tax expense was $0.3 million in the third quarter of 2010 and 2009, respectively. The annualized effective tax rate for the third quarter of 2010 was 17.01%, compared to an annualized effective income tax rate of 21.31% for the third quarter of 2009. The change in the annualized effective tax rate for the third quarter of 2010 when compared to the third quarter of 2009 is due to the same factors described above.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $322.1 million and $334.8 million as of September 30, 2010 and December 31, 2009, respectively. The net unrealized gain on securities available-for-sale was $4.0 million at September 30, 2010 compared to a net unrealized gain of $0.2 million at December 31, 2009. Increases in the fair value of securities available-for-sale during the first nine months of 2010 were primarily driven by changes in interest rates and the narrowing of credit spreads.

The average yields earned on total securities were 4.23% in the first nine months of 2010 and 4.87% in the first nine months of 2009.

Loans

	2010			2009
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial, financial and agricultural	$58,400	56,168	52,918	53,884	54,350
Construction and land development	46,928	48,758	57,945	56,820	56,956
Real estate - mortgage:
Commercial	161,676	159,367	158,781	156,928	156,356
Residential	96,888	100,451	99,660	97,407	106,932
Consumer installment	11,312	12,037	11,475	11,236	11,065

Total loans	375,204	376,781	380,779	376,275	385,659
Less: unearned income	(106)	(157)	(160)	(172)	(211)

Loans, net of unearned income	$375,098	376,624	380,619	376,103	385,448

Total loans, net of unearned income, were $375.1 million as of September 30, 2010, a decrease of $1.0 million from $376.1 million at December 31, 2009. Four loan categories represented the majority of the loan portfolio as of September 30, 2010. Commercial real estate mortgage loans represented 43%, residential real estate mortgage loans represented 26%, construction and land development loans represented 13% and commercial, financial and agricultural loans represented 16% of the Company’s total loans at September 30, 2010. Approximately 48% of the Company’s commercial real estate mortgage loans were owner-occupied at September 30, 2010.

Within the residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $24.1 million at September 30, 2010 compared to $25.1 million at December 31, 2009. For residential real estate mortgage loans with a consumer purpose, approximately $4.5 million and $5.8 million required interest only payments at September 30, 2010 and December 31, 2009, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $7.2 million and $9.4 million as of September 30, 2010 and December 31, 2009, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.75% in the first nine months of 2010 and 5.74% in the first nine months of 2009.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank; or 20% of the capital accounts if loans in excess of 10% are fully secured, the upper legal lending limit is approximately $13.4 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $12.1 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2010 and December 31, 2009, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at September 30, 2010 (and related balances at December 31, 2009).

(In thousands)	September 30, 2010	December 31, 2009
Lessors of 1 to 4 family residential properties	$37,267	$34,961

Office buildings:
Owner occupied	$19,498	$15,740
Non-owner occupied	4,468	5,382

Total office buildings	$23,966	$21,122

At September 30, 2010 the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas. Although not a significant concentration, the Company has some exposure to geographic areas that could be affected by the oil spill in the Gulf of Mexico. In addition to the Gulf of Mexico being a popular vacation destination for borrowers located in our primary trade area, the Company also operated a loan production office in the Gulf Shores/Orange Beach, Alabama area from 2004 to 2008. Separately, the Company previously purchased participations in two construction and land development loans related to projects along the Florida Gulf Coast. Management will continue to monitor the Company’s exposure and prospective provisions for loan losses will incorporate any deterioration in affected loan segments as necessary.

The following table summarizes the Company’s total exposure to loans secured by real estate and other real estate owned in geographic areas that could be affected by the oil spill.

(In thousands)	September 30, 2010	December 31, 2009
Construction & land development	$2,544	$4,926
Residential real estate	6,461	7,094

Total loans	9,005	12,020
Other real estate owned	3,559	4,329

Total exposure	$12,564	$16,349

as a % of total assets	1.62%	2.11%

At September 30, 2010, the Company had approximately $6.5 million of loans secured by residential real estate in coastal counties along the Gulf of Mexico that could be affected by the oil spill. These locations include Baldwin County, Alabama, and Bay, Escambia, Okaloosa and Walton County, Florida.

At September 30, 2010, the carrying value related to one of the Company’s purchased participations was $2.5 million. At September 30, 2010, this loan was classified as a troubled-debt restructuring (“TDR”) and nonaccrual loan. The other purchased participation loan defaulted and was foreclosed upon previously. At September 30, 2010, the carrying value of the Company’s interest in this foreclosed property was approximately $3.6 million and is included in other real estate owned.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. At September 30, 2010 and December 31, 2009, the allowance for loan losses was $7.2 million and $6.5 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2010 and the previous four quarters is presented below.

	2010			2009
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance at beginning of period	$6,580	6,546	6,495	5,458	4,646
Charge-offs:
Commercial, financial and agricultural	(77)	(326)	(68)	(91)	(128)
Construction & land development	(5)	(169)	(1,293)	(1,629)	—
Residential real estate - mortgage	(91)	(262)	(46)	(202)	(204)
Consumer installment	(14)	(83)	(5)	(17)	(10)

Total charge-offs	(187)	(840)	(1,412)	(1,939)	(342)
Recoveries	58	124	13	76	54

Net charge-offs	(129)	(716)	(1,399)	(1,863)	(288)
Provision for loan losses	730	750	1,450	2,900	1,100

Ending balance	$7,181	6,580	6,546	6,495	5,458

as a % of loans	1.91%	1.75	1.72	1.73	1.42
as a % of nonperforming loans	82%	72	60	69	64
Net charge-offs as a % of average loans	0.14%	0.76	1.48	1.95	0.31

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.91% at September 30, 2010, compared to 1.73% at December 31, 2009. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Approximately $1.3 million in net charge-offs during the first nine months of 2010 primarily related to one construction and land development loan. The charge-off related to this loan, which was recognized during the first quarter of 2010, was equal to its corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million at December 31, 2009.

At September 30, 2010, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 82%, compared to 69% at December 31, 2009. This ratio increased due to an increase in the allowance for loan losses and a decrease in nonperforming loans when compared to December 31, 2009.

At September 30, 2010, the Company’s recorded investment in loans considered impaired was $8.3 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.8 million. At December 31, 2009, the Company’s recorded investment in loans considered impaired was $9.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At September 30, 2010, the Company had $16.9 million in nonperforming assets compared to $16.6 million at December 31, 2009. Included in nonperforming assets were nonperforming loans of $8.8 million and $9.4 million at September 30, 2010 and December 31, 2009, respectively. The majority of the balance in nonperforming assets at September 30, 2010 related to deterioration in the construction and land development loan portfolio.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2010 and the previous four quarters.

	2010			2009
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonperforming assets:
Nonaccrual loans	$8,776	9,151	10,934	9,352	8,490
Other nonperforming assets (primarily other real estate owned)	8,163	6,341	7,081	7,292	5,279

Total nonperforming assets	$16,939	15,492	18,015	16,644	13,769

as a % of loans and foreclosed properties	4.42%	4.05	4.65	4.34	3.52
as a % of total assets	2.18%	1.98	2.28	2.15	1.75
Nonperforming loans as a % of total loans	2.34%	2.43	2.87	2.49	2.20
Accruing loans 90 days or more past due	$62	243	374	5	122

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median selling price for residential homes during the quarter ended September 30, 2010 was $181,720 a decrease of 6.6% from the same quarter a year earlier. In addition to a reported decrease in selling prices, the supply of housing and the average number of days on the market remain elevated. LCAR reported that residential inventory at September 30, 2010 was 1,394 homes, an increase of 10.2% from a year earlier and the average number of days on the market for residential homes sold during the quarter ended September 30, 2010 was 182 days. Continued weakness in the real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets. For additional discussion of risk factors, see Part I “Item 1A. Risk Factors” on page 17 in our annual report on Form 10-K for the year ended December 31, 2009.

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2010 and the previous four quarters.

	2010			2009
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonaccrual loans:
Construction and land development	$2,689	4,686	6,500	7,542	6,652
Real estate - mortgage:
Commercial	2,688	2,326	1,730	961	856
Residential	2,862	2,137	2,687	842	972
Commercial, financial and agricultural	535	—	—	—	—
Consumer installment	2	2	17	7	10

Total nonaccrual loans / nonperfoming loans	$8,776	9,151	10,934	9,352	8,490

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2010, the Company had $8.8 million in loans on nonaccrual, compared to $9.4 million at December 31, 2009.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. The Company had $5.1 million and $0.2 million, respectively, in restructured loans included within nonaccrual loan balances at September 30, 2010 and December 31, 2009.

Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At September 30, 2010 and December 31, 2009, respectively, the Company had no accruing restructured loans.

The Company had approximately $62,000 and $5,000 in loans 90 days past due and still accruing interest at September 30, 2010 and December 31, 2009, respectively.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2010 and the previous four quarters.

	2010			2009
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Other real estate owned:
Residential condo developments	$5,449	3,810	4,329	4,329	4,329
New home construction	243	253	253	490	650
Developed lots	136	136	136	136	169
Undeveloped land	1,746	1,746	2,210	2,210	—
Other	589	396	153	127	131

Total other real estate owned	$8,163	6,341	7,081	7,292	5,279

The Company owned $8.2 million in other real estate, which we had acquired from borrowers at September 30, 2010, compared to $7.3 million at December 31, 2009. At September 30, 2010, other real estate owned included three properties with a total carrying value of $7.2 million. These properties include undeveloped land located near the Company’s primary markets, a completed condominium project in the Company’s primary markets, and a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on the condominium project on the Florida Gulf Coast from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in other real estate owned. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as an FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, is greater than or equal to the Company’s recorded investment at September 30, 2010.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $14.4 million, or 3.8% of total loans outstanding, net of unearned income at September 30, 2010, compared to $16.8 million, or 4.5% of total loans outstanding, net of unearned income at December 31, 2009. Continued weakness in the real estate market and the overall economy has adversely affected the Company’s volume of potential problem loans, and these economic conditions are expected to persist for the foreseeable future.

The table below provides information concerning the composition of potential problem loans for the third quarter of 2010 and the previous four quarters.

	2010			2009
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Potential problem loans:
Commercial, financial, and agricultural	$658	1,295	1,430	1,771	1,560
Construction and land development	1,235	1,667	1,636	1,682	6,070
Real estate - mortgage:
Commercial	7,032	4,695	5,313	5,659	1,504
Residential	5,425	6,059	5,981	7,502	6,872
Consumer installment	67	80	149	198	217

Total potential problem loans	$14,417	13,796	14,509	16,812	16,223

At September 30, 2010, approximately $120,000 or 0.8% of total potential problem loans were past due at least 30 days but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the third quarter of 2010 and the previous four quarters.

	2010			2009
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Performing loans past due 30 to 90 days:
Commercial, financial, and agricultural	$179	463	206	339	398
Construction and land development	—	246	20	137	518
Real estate - mortgage:
Commercial	361	1,026	1,658	1,048	890
Residential	497	445	3,357	1,626	736
Consumer installment	102	87	3	46	82

Total performing loans past due 30 to 90 days	$1,139	2,267	5,244	3,196	2,624

Deposits

Total deposits were $602.5 million and $579.4 million at September 30, 2010, and December 31, 2009, respectively. At September 30, 2010, noninterest bearing deposits and money market accounts increased by $15.8 million and $24.1 million, respectively when compared to December 31, 2009. These increases were offset by decreases in interest bearing demand deposits (or “NOW accounts”) and certificate and other time deposits greater than $100,000 of $4.8 million and $13.4 million, respectively. The increase in noninterest bearing deposits is primarily due to an increase in the number of new accounts and an increase in the balances of existing customer accounts. The increase in money market account balances and the decrease in certificate and other time deposits greater than $100,000 reflect decreases in interest rates and related shifts as customers sought more yield in a low interest rate environment.

The average rate paid on total interest-bearing deposits was 2.00% in the first nine months of 2010 and 2.65% in the first nine months of 2009.

Noninterest bearing deposits were 15% and 13% of total deposits as of September 30, 2010 and December 31, 2009, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $34.0 million with none outstanding at September 30, 2010, compared to $34.0 million with $12.5 million outstanding at December 31, 2009. Securities sold under agreements to repurchase totaled $2.7 million at September 30, 2010, compared to $3.5 million at December 31, 2009.

The average rate paid on short-term borrowings was 0.65% in the first nine months of 2010 and 0.50% in the first nine months of 2009.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. At September 30, 2010 and December 31, 2009, the Bank had $15.0 million and $25.0 million, respectively, in securities sold under agreements to repurchase with an original maturity greater than one year. The Bank had $86.1 million in long-term FHLB advances and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both September 30, 2010 and December 31, 2009.

The average rate paid on long-term debt was 4.03% in the first nine months of 2010 and 4.01% in the first nine months of 2009.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $60.9 million and $56.2 million as of September 30, 2010 and December 31, 2009, respectively. The increase from December 31, 2009 is primarily driven by net earnings of $4.5 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale of $2.4 million, which was offset by cash dividends paid of approximately $2.1 million.

The Company’s tier 1 leverage ratio was 8.39%, tier 1 risk-based capital ratio was 14.53% and total risk-based capital ratio was 15.78% at September 30, 2010. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at September 30, 2010.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent. The results of our current economic value of equity model would indicate that we are in compliance with our guidelines at September 30, 2010.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2010 and December 31, 2009, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Company and the Bank are separate legal entities, which have different funding needs and sources, and each are subject to regulatory guidelines and requirements.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At September 30, 2010, the Bank had an available line of credit with the FHLB totaling $232.4 million with $86.1 million outstanding. At September 30, 2010, the Bank also had $34.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At September 30, 2010, the Bank had outstanding standby letters of credit of $7.8 million and unfunded loan commitments outstanding of $42.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

The Company also has commitments to fund certain affordable housing investments. The Company invests in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of September 30, 2010, the Company had investments of $1.6 million, related to these projects, which are included in other assets on the Consolidated Balance Sheets. Total unfunded commitments outstanding for affordable housing investments were $4.4 million at September 30, 2010. When commitments to fund affordable housing investments are contingent upon a future event, a liability must be recognized when that contingent event becomes probable. As of September 30, 2010, the Company had no unfunded commitments related to affordable housing investments included in other liabilities. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at September 30, 2010. The funded portion of these loans was approximately $5.8 million at September 30, 2010. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

The Company also makes various customary representations and warranties to the purchasers, including government agencies and government sponsored utilities such as Fannie Mae, of mortgage loans that the Company originates and sells in the secondary market. These representations and warranties may include, among other things:

•	ownership of the loan;

•	validity of the lien securing the loan;

•	the absence of delinquent taxes or liens against the property;

•	the process used to select the loan for inclusion in a transaction;

•	the loan’s compliance with any applicable loan criteria established by the buyer, including underwriting standards;

•	delivery of all required documents to the trust; and

•	the loan’s compliance with applicable federal, state and local laws.

A breach of these presentations and warranties with respect to a particular mortgage loan or mortgage loans could result in the Company being required to repurchase the loan. During the first nine months of 2010, no loans have been repurchased by the Company. At September 30, 2010, no reserves have been deemed necessary for potential repurchase claims.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively, and reflects the Company’s interest in these loans and their status appropriately. Foreclosures are approved by Senior Vice Presidents and Division Managers in concert with collection personnel. All documents and activities related to the foreclosure process are completed by the Company’s attorneys.

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

	2010			2009
(in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Net interest income (GAAP)	$4,738	4,688	4,831	5,109	4,662
Tax-equivalent adjustment	449	438	437	438	432

Net interest income (Tax-equivalent)	$5,187	5,126	5,268	5,547	5,094

	Nine months ended September 30
(In thousands)	2010	2009
Net interest income (GAAP)	$14,257	13,706
Tax-equivalent adjustment	1,324	1,195

Net interest income (Tax-equivalent)	$15,581	14,901

Table 2 - Selected Quarterly Financial Data

2010	2009
(Dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Results of Operations
Net interest income (a)	$5,187	5,126	5,268	5,547	5,094
Less: tax-equivalent adjustment	449	438	437	438	432

Net interest income (GAAP)	4,738	4,688	4,831	5,109	4,662
Noninterest income (loss)	1,857	2,792	2,296	799	1,159

Total revenue	6,595	7,480	7,127	5,908	5,821
Provision for loan losses	730	750	1,450	2,900	1,100
Noninterest expense	4,366	4,809	3,636	3,735	3,421
Income tax expense (benefit)	255	314	424	(930)	277

Net earnings	$1,244	1,607	1,617	203	1,023

Per share data:
Basic and diluted net earnings	$0.34	0.44	0.44	0.06	0.28
Cash dividends declared	0.195	0.195	0.195	0.190	0.190
Weighted average shares outstanding:
Basic and diluted	3,642,701	3,642,877	3,643,116	3,643,395	3,644,097
Shares outstanding, at period end	3,642,718	3,642,693	3,643,112	3,643,117	3,644,097
Book value	$16.73	16.21	15.86	15.42	16.03
Common stock price
High	$22.00	21.00	21.95	25.98	29.99
Low	18.08	16.86	17.61	18.93	22.50
Period end:	20.35	18.80	20.65	19.69	24.40
To earnings ratio	15.78	x	15.41	19.86	29.39	28.05
To book value	122%	116	130	128	152
Performance ratios:
Return on average equity	8.31%	10.96	11.31	1.37	7.64
Return on average assets	0.64%	0.82	0.82	0.10	0.52
Dividend payout ratio	57.35%	44.32	44.32	316.67	67.86
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.91%	1.75	1.72	1.73	1.42
Nonperforming loans	82%	72	60	69	64
Nonperforming assets as a % of:
Loans and foreclosed properties	4.42%	4.05	4.65	4.34	3.52
Total assets	2.18%	1.98	2.28	2.15	1.75
Nonperforming loans as a % of total loans	2.34%	2.43	2.87	2.49	2.20
Net charge-offs as a % of average loans	0.14%	0.76	1.48	1.95	0.31
Capital Adequacy:
Tier 1 risk-based capital ratio	14.53%	14.25	13.76	13.73	13.70
Total risk-based capital ratio	15.78%	15.49	15.01	14.98	14.88
Tier 1 Leverage Ratio	8.39%	8.27	8.17	8.13	8.05
Other financial data:
Net interest margin (a)	2.85%	2.82	2.94	3.02	2.74
Effective income tax rate	17.01%	16.35	20.77	NM	21.31
Efficiency ratio (b)	61.98%	60.74	48.07	58.86	54.71
Selected average balances:
Securities	$331,913	326,553	331,098	338,261	346,353
Loans, net of unearned income	374,224	378,491	379,092	381,112	377,170
Total assets	779,879	785,286	784,183	777,363	790,885
Total deposits	599,708	606,041	599,021	589,452	604,005
Long-term debt	113,120	114,880	118,347	118,351	118,355
Total stockholders’ equity	59,900	58,648	57,208	59,349	53,584
Selected period end balances:
Securities	$322,118	333,107	333,660	334,762	338,924
Loans, net of unearned income	375,098	376,624	380,619	376,103	385,448
Allowance for loan losses	7,181	6,580	6,546	6,495	5,458
Total assets	777,846	784,124	791,324	773,382	786,042
Total deposits	602,508	605,755	608,588	579,409	597,591
Long-term debt	108,335	113,340	118,345	118,349	118,355
Total stockholders’ equity	60,937	59,042	57,778	56,183	58,405

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Selected Financial Data

Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2010	2009
Results of Operations
Net interest income (a)	$15,581	14,901
Less: tax-equivalent adjustment	1,324	1,195

Net interest income (GAAP)	14,257	13,706
Noninterest income (loss)	6,945	2,333

Total revenue	21,202	16,039
Provision for loan losses	2,930	2,350
Noninterest expense	12,811	10,898
Income tax expense	993	590

Net earnings	$4,468	2,201

Per share data:
Basic and diluted net earnings	$1.23	0.60
Cash dividends declared	0.585	0.570
Weighted average shares outstanding:
Basic and diluted	3,642,896	3,645,128
Shares outstanding, at period end	3,642,718	3,644,097
Book value	$16.73	16.03
Common stock price
High	$22.00	30.00
Low	16.86	18.07
Period end:	20.35	24.40
To earnings ratio	15.78	x	28.05
To book value	122%	152
Performance ratios:
Return on average equity	10.17%	5.25
Return on average assets	0.76%	0.37
Dividend payout ratio	47.56%	95.00
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.91%	1.42
Nonperforming loans	82%	64
Nonperforming assets as a % of:
Loans and foreclosed properties	4.42%	3.52
Total assets	2.18%	1.75
Nonperforming loans as a % of total loans	2.34%	2.20
Net charge-offs as a % of average loans	0.79%	0.46
Capital Adequacy:
Tier 1 risk-based capital ratio	14.53%	13.70
Total risk-based capital ratio	15.78%	14.88
Tier 1 Leverage Ratio	8.39%	8.05
Other financial data:
Net interest margin (a)	2.87%	2.70
Effective income tax rate	18.18%	21.14
Efficiency ratio (b)	56.87%	63.24
Selected average balances:
Securities	$329,858	346,014
Loans, net of unearned income	377,251	374,795
Total assets	783,100	791,403
Total deposits	601,593	598,802
Long-term debt	115,430	120,887
Total stockholders’ equity	58,595	55,949
Selected period end balances:
Securities	$322,118	338,924
Loans, net of unearned income	375,098	385,448
Allowance for loan losses	7,181	5,458
Total assets	777,846	786,042
Total deposits	602,508	597,591
Long-term debt	108,335	118,355
Total stockholders’ equity	60,937	58,405

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$378,355	$5,442	5.71%	$380,902	$5,500	5.73%
Securities - taxable	249,185	2,053	3.27%	267,483	2,832	4.20%
Securities - tax-exempt (2)	82,728	1,318	6.32%	78,870	1,272	6.40%

Total securities	331,913	3,371	4.03%	346,353	4,104	4.70%
Federal funds sold	10,467	6	0.23%	10,073	6	0.24%
Interest bearing bank deposits	1,099	—	0.00%	963	—	0.00%

Total interest-earning assets	721,834	$8,819	4.85%	738,291	$9,610	5.16%
Cash and due from banks	12,275			11,741
Other assets	45,770			40,853

Total assets	$779,879			$790,885

Interest-bearing liabilities:
Deposits:
NOW	$84,854	$139	0.65%	$97,527	$246	1.00%
Savings and money market	121,835	321	1.05%	91,301	236	1.03%
Certificates of deposits less than $100,000	113,398	673	2.35%	115,720	983	3.37%
Certificates of deposits and other time deposits of $100,000 or more	195,493	1,346	2.73%	220,417	1,835	3.30%

Total interest-bearing deposits	515,580	2,479	1.91%	524,965	3,300	2.49%
Short-term borrowings	3,257	5	0.61%	11,211	14	0.50%
Long-term debt	113,120	1,148	4.03%	118,355	1,202	4.03%

Total interest-bearing liabilities	631,957	$3,632	2.28%	654,531	$4,516	2.74%
Noninterest-bearing deposits	84,128			79,040
Other liabilities	3,894			3,730
Stockholders’ equity	59,900			53,584

Total liabilities and stockholders’ equity	$779,879			$790,885

Net interest income and margin		$5,187	2.85%		$5,094	2.74%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine months ended September 30
	2010			2009
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$380,569	$16,367	5.75%	$379,220	$16,276	5.74%
Securities - taxable	248,539	6,530	3.51%	273,088	9,084	4.45%
Securities - tax-exempt (2)	81,319	3,894	6.40%	72,926	3,516	6.45%

Total securities	329,858	10,424	4.23%	346,014	12,600	4.87%
Federal funds sold	14,265	22	0.21%	11,753	20	0.23%
Interest bearing bank deposits	920	1	0.15%	1,268	1	0.11%

Total interest-earning assets	725,612	$26,814	4.94%	738,255	$28,897	5.23%
Cash and due from banks	12,347			15,066
Other assets	45,141			38,082

Total assets	$783,100			$791,403

Interest-bearing liabilities:
Deposits:
NOW	$90,370	$483	0.71%	$92,065	$699	1.02%
Savings and money market	113,334	945	1.11%	91,844	791	1.15%
Certificates of deposits less than $100,000	113,529	2,116	2.49%	111,911	2,954	3.53%
Certificates of deposits and other time deposits of $100,000 or more	200,360	4,190	2.80%	225,170	5,885	3.49%

Total interest-bearing deposits	517,593	7,734	2.00%	520,990	10,329	2.65%
Short-term borrowings	3,902	19	0.65%	11,917	45	0.50%
Long-term debt	115,430	3,480	4.03%	120,887	3,622	4.01%

Total interest-bearing liabilities	636,925	$11,233	2.36%	653,794	$13,996	2.86%
Noninterest-bearing deposits	84,000			77,812
Other liabilities	3,580			3,848
Stockholders’ equity	58,595			55,949

Total liabilities and stockholders’ equity	$783,100			$791,403

Net interest income and margin		$15,581	2.87%		$14,901	2.70%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2010			2009
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial, financial and agricultural	$58,400	56,168	52,918	53,884	54,350
Construction & land development	46,928	48,758	57,945	56,820	56,956
Real estate - mortgage:
Commercial	161,676	159,367	158,781	156,928	156,356
Residential	96,888	100,451	99,660	97,407	106,932
Consumer installment	11,312	12,037	11,475	11,236	11,065

Total loans	375,204	376,781	380,779	376,275	385,659
Less: unearned income	(106)	(157)	(160)	(172)	(211)

Loans, net of unearned income	375,098	376,624	380,619	376,103	385,448
Less: allowance for loan losses	(7,181)	(6,580)	(6,546)	(6,495)	(5,458)

Loans, net	$367,917	370,044	374,073	369,608	379,990

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2010			2009
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Allowance for loan losses:
Balance at beginning of period	$6,580	6,546	6,495	5,458	4,646
Charge-offs:
Commercial, financial and agricultural	(77)	(326)	(68)	(91)	(128)
Construction & land development	(5)	(169)	(1,293)	(1,629)	—
Residential real estate - mortgage	(91)	(262)	(46)	(202)	(204)
Consumer installment	(14)	(83)	(5)	(17)	(10)

Total charge-offs	(187)	(840)	(1,412)	(1,939)	(342)
Recoveries	58	124	13	76	54

Net charge-offs	(129)	(716)	(1,399)	(1,863)	(288)
Provision for loan losses	730	750	1,450	2,900	1,100

Ending balance	$7,181	6,580	6,546	6,495	5,458

as a % of loans	1.91%	1.75%	1.72	1.73	1.42
as a % of nonperforming loans	82%	72%	60	69	64
Net charge-offs as a % of average loans	0.14%	0.76%	1.48	1.95	0.31

Nonperforming assets:
Nonaccrual loans	$8,776	9,151	10,934	9,352	8,490
Other nonperforming assets (primarily other real estate owned)	8,163	6,341	7,081	7,292	5,279

Total nonperforming assets	$16,939	15,492	18,015	16,644	13,769

as a % of loans and foreclosed properties	4.42%	4.05%	4.65	4.34	3.52
as a % of total assets	2.18%	1.98%	2.28	2.15	1.75
Nonperforming loans as a % of total loans	2.34%	2.43%	2.87	2.49	2.20
Accruing loans 90 days or more past due	$62	243	374	5	122

Table 8 - Allocation of Allowance for Loan Losses

	2010						2009
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial, financial and agricultural	$874	15.6	$881	14.9	$738	13.9	$784	14.3	$731	14.1
Construction and land development	2,177	12.5	1,092	12.9	1,180	15.2	2,063	15.1	1,292	14.8
Real estate - mortgage:
Commercial	2,308	43.1	2,178	42.3	1,972	41.7	1,264	41.7	1,209	40.5
Residential	1,292	25.8	1,918	26.7	1,964	26.2	1,706	25.9	1,762	27.7
Consumer installment	133	3.0	198	3.2	207	3.0	227	3.0	202	2.9
Unallocated	397		313		485		451		262

Total allowance for loan losses	$7,181		$6,580		$6,546		$6,495		$5,458

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2010
Maturity of:
3 months or less	$29,613
Over 3 months through 6 months	25,745
Over 6 months through 12 months	51,525
Over 12 months	80,116

Total CDs and other time deposits of $100,000 or more	$186,999

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We may be contractually obligated to repurchase mortgage loans we sold to third parties on terms unfavorable to us.

As a routine part of its business, the Company originates mortgage loans that it subsequently sells in the secondary market, including to governmental agencies and government sponsored utilities such as Fannie Mae. In connection with the sale of these loans, the Company makes customary representations and warranties, the breach of which could result in the Company being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 30	—	—	—	—
August 1 – August 31	—	—	—	—
September 1 – September 30	—	—	—	—
Total		—	—	—

(1)	Based on trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	November 15, 2010	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date:	November 15, 2010	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial officer
(Principal Financial and Accounting Officer)