Form 10-K
period 2010-12-31
AUBURN NATIONAL BANCORPORATION INC
filed 2011-03-29
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $43,742,280 as of June 30, 2010.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,642,738 shares of common stock as of March 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 10, 2011, are incorporated breference into Part II, Item 5 and Part III of this Form 10-K.

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

•

legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance and other coverage;

•	changes in accounting policies, rules and practices;

•

the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable and the timing of dispositions of assets by the FDIC where we may have a participation or other interest;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

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

The Bank has operated continuously since 1907 and currently conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank has been a member of the Federal Reserve System since April 1995 (the “Charter Conversion”). The Bank’s primary regulators are the Federal Reserve and the Alabama Superintendent of Banks (the “Alabama Superintendent”). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) since 1991.

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

The Company directly owns all the common equity in one statutory trust, Auburn National Bancorporation Capital Trust I, an Alabama statutory trust, which was formed in 2003 for the purpose of issuing $7.0 million of floating rate capital securities, with net proceeds being used for general corporate purposes, the purchase of investment securities, and the repurchase of the Company’s outstanding common shares.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area (“PSA”). The Bank’s PSA includes the cities of Auburn and Opelika,

Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 12 locations in its PSA. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com.

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

Selected Economic Data

As described above, the Bank’s PSA is primarily in Lee County. The Bank also has mortgage loan production offices in Mountain Brook, a Birmingham suburb, Valley, Alabama and in Phenix City, Alabama. Lee County’s population was approximately 140,247 in 2010, and has increased approximately 21.9% from 2000 to 2010. In 2008, the Auburn-Opelika Metropolitan Statistical Area (“MSA”), which includes Lee County, was named one of the fastest growing small MSAs in the nation by Forbes Magazine. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, and Briggs & Stratton.

Loans and Loan Concentrations

The Bank makes loans for commercial, financial and agricultural purposes, as well as for real estate mortgages, real estate acquisition, construction and development and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate acquisition, construction and development, agricultural and consumer lending than with residential real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower’s financial strength and capacity to repay the debt, the underlying collateral and the borrower’s past credit performance. These standards are used to determine the creditworthiness of the borrower at the time a loan is made and are monitored periodically throughout the life of the loan. See “Legislative and Regulatory Changes” for a discussion of regulatory guidance on commercial real estate lending.

The Bank has loans outstanding to borrowers in all industries within its PSA. Any adverse economic or other conditions affecting these industries would also likely have an adverse effect on the local workforce, other local businesses, and individuals in the community that have entered into loans with the Bank. However, management believes that due to the diversified mix of industries located within the Bank’s PSA, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame. The Bank’s PSA is also subject to both local and national economic conditions and fluctuations. While most loans are made within the PSA, residential mortgage loans are originated outside the PSA, and the Bank has from time to time purchased loans and loan participations from outside its PSA.

Employees

At December 31, 2010, the Company and its subsidiaries had 155 full-time equivalent employees, including 35 officers.

Statistical Information

Certain statistical information is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6, Item 7A and Item 8 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

In addition to the generally applicable state and federal laws governing businesses and employers, the Company and the Bank are extensively regulated under federal and state law applicable to financial institutions. The supervision, regulation and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system, as well as protection of depositors, rather than holders of Company capital stock and other securities. Any change in applicable law or regulation may have a material effect on the Company’s business. The following discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

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

The BHC Act permits acquisitions of banks by bank holding companies, such that the Company and any other bank holding company, whether located in Alabama or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Alabama permits interstate branching. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank, may establish, maintain and operate one or more banks in a state other than the State of Alabama pursuant to a merger transaction in which the Alabama bank is the resulting bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Alabama bank that participated in such merger. As a result of the Dodd-Frank

Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), banks, including Alabama banks, may branch anywhere in the United States.

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

Federal Reserve policy, as well as the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, requires a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

The Federal Reserve has adopted guidelines for employee compensation to reduce incentives to take undue risks, and the FDIC has proposed further compensation guidelines under the Dodd-Frank Act.

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

In 2007, the Alabama legislature amended the Alabama Banking Code to, among other things, strengthen the regulatory and enforcement authority of the Alabama State Banking Department and the Alabama Superintendent of Banks.

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

The FDIC updated its guidance on overdraft programs in late November 2010. Among other things, it requires banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages the placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount.

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

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as to enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2010 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company’s fails to comply with these internal control rules, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, and the values of its securities. The Company’s assessment of its financial reporting controls as of December 31, 2010 are included elsewhere in this report with no material weaknesses reported.

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

During 2010, the Bank paid cash dividends of approximately $3.1 million to the Company.

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

Under a Federal Reserve policy adopted in 2010, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

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

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines currently require a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”). The Federal Reserve believes that Tier 1 voting common equity should be the predominant form of capital.

In addition, the federal regulatory agencies have established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.

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

All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels implementing the “prompt corrective action” standards. The relevant capital measures are the total capital ratio, Tier 1 risk-based capital ratio and the Tier 1 leverage capital ratio. Under the regulations, a state member bank will be: (i) well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, a Tier 1 leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a Tier 1 leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a Tier 1 leverage capital ratio of less than 2%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a Tier 1 leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital, and have been indicating that higher capital levels may be required in light of current market conditions and risk. In addition, changes may be proposed in the capital rules and new rules regarding liquidity also may be proposed.

The Dodd–Frank Act significantly modified the capital rules applicable to the Company and calls for increased capital, generally.

•

The generally applicable prompt corrective action leverage and risk-based capital standards (the “generally applicable standards”), including the types of instruments that may be counted as Tier 1 capital, will be applicable on a consolidated basis to depository institution holding companies, as well as their bank and thrift subsidiaries.

•	The generally applicable standards in effect prior to the Dodd-Frank Act will be “floors” for the standards to be set by the regulators.

•

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital, but trust preferred securities issued by a bank holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital.

•	The Dodd-Frank Act also requires studies of the use of hybrid instruments as capital, and of “smaller” (consolidated assets of $5 billion or less) financial companies’ access to the capital markets.

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2010 is included in “Note 19 to the Consolidated Financial Statements.”

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

Historically, the minimum risk-based capital requirements adopted by the federal banking agencies typically followed the Capital Accord of the Basel Committee on Banking Supervision. On December 16, 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) issued the final text of a comprehensive update of the 2004 Basel II Accord (“Basel III”). On January 13, 2011, the Basel Committee issued an Annex to Basel III containing the final elements of reform to the definition of regulatory capital. Basel III seeks to significantly increase global capital and liquidity requirements, and adds leverage standards or an international basis. Basel III is not itself binding, but rather must be adopted into United States law or regulation before affecting banks supervised in the United States. Moreover, if adopted in the United States, Basil III likely would be subject to a multi-year transition period.

Basel III significantly revises the definitions of regulatory capital. In addition to higher minimum capital standards, Basel III also institutes new capital conservation and countercyclical buffers that could, if fully implemented, will require additional capital.

Basel III also introduces two measures of liquidity based on risk exposure, one based on a 30-day time horizon under an acute liquidity stress scenario and one designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon. Although United States banking regulators are expected to revise their capital standards in light of Basel III, no proposals have been published and the exact terms, effects and timing of the U.S. regulators’ implementation of Basel III cannot be predicted.

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

The Federal Reserve lowered its target federal funds rate from 5.25% per annum on August 7, 2007 to 3.00% on January 30, 2008, and finally to 0-0.25% on December 16, 2008, where it remains today. The Federal Reserve’s discount rate, at 5.57% per annum on September 17, 2007, was steadily lowered to 4.75% on January 2, 2008, to 1.25% on October 28, 2008, and to 0.50% on December 16, 2008, where it remained until an increase on February 19, 2010 to 0.75%. The Federal Reserve has extended the term for which banks can borrow from the discount window to up to 90 days; and developed a program, called the Term Auction Facility, under which predetermined amounts of credit are auctioned to depository institutions for terms of up to 84 days. These innovations resulted in large increases in the amount of Federal Reserve credit extended to the banking system.

On April 30, 2010, the Federal Reserve Board amended Regulation D (Reserve Requirements of Depository Institutions) authorizing the Reserve Banks to offer term deposits to institutions certain institutions. Term deposits, which are deposits with specified maturity dates, will be offered through a Term Deposit Facility (TDF). Term deposits will be one of several tools that the Federal Reserve could employ to drain reserves when policymakers judge that it is appropriate to begin moving to a less accommodative stance of monetary policy.

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

FDIC Insurance Assessments

Substantially all of the Bank’s deposits are insured up to applicable limits by the FDIC. The FDIC assesses an insured depository institution an amount for deposit insurance premiums equal to its deposit insurance assessment base times a risk-based assessment rate. Under the risk-based assessment system in effect during 2010, annualized deposit insurance premium assessments ranged from $.07 to $.775 for each $100 of assessable domestic deposits based on the institution’s risk category. This system will remain in effect for the first quarter of 2011. In 2009, the FDIC required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The Bank’s FDIC deposit insurance assessment prepayment was $3.5 million. For 2010, our FDIC insurance assessment was approximately $1.0 million. As of December 31, 2010, the Bank had $2.3 million of prepaid FDIC insurance assessment that will be used to off-set FDIC deposit insurance assessments during future periods.

The Dodd-Frank Act requires the FDIC to expand the assessment base from domestic deposits to average consolidated total assets minus average tangible Tier 1 capital, and requires the FDIC’s Deposit Insurance Fund’s (“DIF”) designated reserve ratio as a percentage of insured deposits to increase to 1.35% by September 30, 2020, rather than 1.15% by December 31, 2016, as previously required. To implement these and other changes to the current deposit insurance assessment regime, the FDIC increased its minimum designated reserve ratio for DIF to 2.00%. On February 7, 2011, the FDIC adopted a final rule on FDIC deposit insurance assessments. Under the final rule, which is effective on April 1, 2011, the Bank’s annualized deposit insurance premium assessments would range from $.025 to $.45 for each $100 of its new assessment base, depending on its new risk categories incorporating the Bank’s regulatory rating, ability to withstand asset and funding related stress, and relative magnitude of potential losses to the FDIC in the event of the Bank’s failure.

All FDIC-insured depository institutions have been required through assessments collected by the FDIC to service the annual interest on certain 30-year noncallable bonds issued by the Financing Corporation (“FICO”) to fund losses incurred in the 1980s by the former Federal Savings and Loan Insurance Corporation. For 2010, the annualized FICO assessment rate ranged from $.0104 to $.0106 for each $100 of assessable domestic deposits.

Emergency Economic Stabilization Act of 2008; Small Business Lending Fund

EESA was enacted on October 3, 2008. EESA authorized the Treasury to use up to $700 billion to buy troubled assets, provide capital, or otherwise provide assistance to U.S. banks, thrifts and their holding companies (“TARP”). Pursuant to authority granted under EESA, the Secretary created the TARP Capital Purchase Program (the “CPP”) under which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. On February 10, 2009, the

Treasury announced the Financial Stability Plan, which earmarked the second $350 billion of TARP funds authorized under the EESA. Among other things, the Financial Stability Plan included a capital assistance program (“CAP”) that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the TARP CPP. We have elected not to participate in the TARP CPP and do not anticipate participating in the CAP although we believe we were eligible and would have been approved for the TARP CPP.

On September 27, 2010, the Small Business Jobs Act of 2010 was enacted. The Small Business Lending Fund (the “SBLF”), which is a part thereof, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF. Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011. Although we expect we could qualify, the Company does not expect to participate in the SBLF.

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

The Guidance did not apply to the Bank’s CRE lending activities at year-end 2010. At December 31, 2010, the Bank had outstanding $47.9 million in construction and land development loans and $134.8 million in total CRE loans (excluding owner occupied), which represent approximately 71.1% and 200.2%, respectively, of the Bank’s total risk-based capital at December 31, 2010. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as improvements in its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflect risk, and implement the Dodd-Frank Act and Basel III.

On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by President Obama. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

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

The Dodd-Frank Act

The Dodd-Frank Act was signed by the President on July 21, 2011. In addition to the capital, liquidity and FDIC deposit insurance changes discussed above, some of the provisions of the Dodd-Frank Act we believe may affect us are set forth below.

Financial Stability Oversight Council. The Dodd-Frank Act creates the Financial Stability Oversight Council or “FSOC”, which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability.

Executive Compensation. The Dodd-Frank Act provides for a say on pay for shareholders of all public companies. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

The Dodd-Frank Act requires the SEC to issue rules directing the stock exchanges to prohibit listing classes of equity securities if a company’s compensation committee members are not independent. The Dodd-Frank Act also provides that a company’s compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions.

The Dodd-Frank Act provides that the SEC must issue rules directing the stock exchanges to prohibit listing any security of a company unless the company develops and implements a policy providing for disclosure of the policy of the company on incentive-based compensation that is based on financial information required to be reported under the securities laws and that, in the event the company is required to prepare an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws, the company will recover from any current or former executive officer of the company who received incentive-based compensation during the three-years period preceding the date on which the company is required to prepare the restatement based on the erroneous data, any exceptional compensation above what would have been paid under the restatement.

The Dodd-Frank Act requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

Section 956 of the Dodd-Frank Act prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. Since it has less than $1 billion in assets the Company will not be subject currently to rules proposed by the federal bank regulators on February 7, 2011 to implement this provision of the Dodd-Frank Act. However, on June 21, 2010, the federal bank regulators adopted Guidance on Sound Incentive Compensation Policies, which is targeted to larger, more complex organizations than the Company, includes principles that have been applied to smaller organizations similar to the Company. This Guidance applies to incentive compensation to executives as well as employees, who, “individually or a part of a group, have the ability to expose the relevant banking organization to material amounts of risk.” Incentive compensation should:

• Provide employees incentives that appropriately balance risk and reward;

• Be compatible with effective controls and risk-management;

• Be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Other. The Dodd-Frank Act requires approximately 240-300 rulemakings and an estimated 130 studies. Many of the rules have not yet been proposed, and many are complex and require consultation among a variety of agencies, and their effects upon us, whether directly, or indirectly on the regulation and cost imposed on the markets and on others with whom we do business cannot be predicted.

Corporate Governance. The Dodd-Frank Act clarifies that the SEC may, but is not required to, promulgate rules that would require that a company’s proxy materials include a nominee for the board of directors submitted by a shareholder.

The Dodd-Frank Act requires stock exchanges to have rules prohibiting their members from voting securities that they do not beneficially own (unless they have received voting instructions from the beneficial owner) with respect to the election of a member of the board of directors (other than an uncontested election of directors of an investment company registered under the Investment Company Act of 1940), executive compensation or any other significant matter, as determined by the SEC by rule.

Additionally, the Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The SEC has been charged with adopting various rules in this regard.

Consumer Issues. The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection (the “CFPB”) that will have the authority to implement regulations pursuant to numerous consumer protection laws and will have supervisory authority, including the power to conduct examination and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The federal bank regulators will examine and enforce compliance with the CFPB’s rules for institutions with $10 billion or fewer assets. The CFPB will also have new authority, among other things, to declare acts “unfair, deceptive or abusive” and to require certain consumer disclosures. The Act limits federal preemption of state consumer protection laws, and allows state enforcement of federal consumer protection rules.

Debit Card Interchange Fees. The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The FRB is given authority to establish standards for assessing whether interchange fees are reasonable and proportional.

Derivatives. The Dodd-Frank Act requires a new regulatory system for the U.S. market for swaps and other over-the counter derivatives, which includes strict capital and margin requirements, central clearing of standardized over-the-counter derivatives, and heightened supervision of over-the-counter derivatives dealers and major market participants. These rules could increase the costs and collateral required to utilize derivatives that we could find useful to reduce our interest rate and other risks.

Interstate Bank Branching. The Dodd-Frank Act includes provisions permitting and FDIC-insured banks to engage in de novo interstate branching.

Other Legislative and Regulatory Changes

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

There can be no assurance that recent legislation and administrative actions will improve the long term stability of the U.S. financial system.

Numerous actions by the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and other governmental authorities have been taken to address the liquidity and credit crisis that commenced in 2007. These measures include various actions described under “Supervision and Regulation.”

We cannot predict the actual effects of the Dodd-Frank Act, various governmental, regulatory, and fiscal and monetary initiatives, studies and rulemakings which have been and may be enacted, adopted or proposed will have on the financial markets, our competitors, counterparties and customers and on us. The terms and costs of these activities, or the failure of these actions to continue to stabilize the financial markets, asset prices, market liquidity or a worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our common stock.

Difficult market conditions have adversely affected our industry.

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama have not been as adversely affected as various other areas of the country. Declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by various financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit have led to increased levels of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity. Failures have increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future, although our business has not been materially affected through December 31, 2010. A worsening of these conditions would likely increase the adverse effects of these difficult market conditions on us and other financial institutions. In particular:

•

We expect to face further increased regulation of our industry as a result of the Dodd-Frank Act and other initiatives by the U.S. government. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities.

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

•

Our ability to borrow from and engage in other business with other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including, among other things, deteriorating investor expectations and changes in regulations.

•

Our investments in trust preferred securities and securities backed by pools of trust preferred securities, issued by, and loans and loan participations purchased from other financial institutions, and financial institutions in which we have common stock or equity investments could be materially and adversely affected, if these institutions exercise or continue to exercise their rights to defer payment on their trust preferred securities, experience financial difficulties, defer payments on or reduce or eliminate dividends or distributions on their securities that we hold, are subject to regulatory enforcement actions, or fail.

•

Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2010, the amortized cost of the Bank’s investment in FHLB common stock, individual issuer trust preferred securities of financial institutions, and pooled trust preferred securities of other financial institutions was approximately $5.2 million, $2.3 million, and $0.2 million, respectively. In 2009, Silverton Bank, N.A., one of our correspondent banks, failed, which had a material adverse effect on our 2009 results of operations. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2010, our nonaccrual loans totaled $11.8 million, or 3.16% of the loan portfolio. In addition, we had approximately $8.1 million of other real estate owned at December 31, 2010. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

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

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, may continue to adversely affect us.

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median residential home price in Lee County for the quarter ended December 31, 2010 was $183,933, an increase of 13.0% from the same quarter a year earlier. Although the reported increase in home values in this market is a positive sign, the number of homes sold during the quarter ended December 31, 2010 declined by 17.2% from the same quarter a year ago. LCAR also reported that residential inventory at December 31, 2010 was 1,248 homes, an increase of 10.7% from a year earlier and the average number of days on the market for the quarter ended December 31, 2010 was 187 days, an increase of 12.7% from the same quarter last year. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates charged on mortgage loans have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or our results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected. Fannie Mae and Freddie Mac, the largest purchasers of residential mortgage loans remain in federal conservatorship and the timing and effects of their resolution cannot be predicted.

Weaknesses in real estate markets may adversely affect the length of time required to dispose of, and the values realized from the sale of, our other real estate owned. We have no control over the sale of other real estate owned where the FDIC has the controlling interest as a result of the FDIC receivership of Silverton Bank.

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

Commercial real estate or CRE is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 56.4% of our portfolio in CRE loans, as defined by the banking regulators, at year-end 2010 and 55.9% at year-end 2009. The banking regulators continue to give CRE lending greater scrutiny, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

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

Servicing requirements may change and require us to incur additional costs and risks.

The United States Department of Justice and various state attorney generals are negotiating a proposed settlement with various large residential mortgage loan servicers over practices alleged to improper or unfair to consumers, including foreclosure practices. While the outcome of these negotiations cannot be predicted, they may affect mortgage servicing standards generally, and increase the compliance and other costs of servicing residential mortgage loans. This could reduce our income from servicing these types of loans and make it more difficult and costly to timely realize the value of collateral securing such loans upon a borrower default.

Costs of insuring our deposits remain high.

FDIC insurance premiums increased substantially in 2009 and we expect to pay significantly higher FDIC insurance premiums and guarantee fees in the future. Market developments have significantly depleted the FDIC’s DIF and reduced the FDIC’s ratio of reserves to insured deposits. The FDIC has also required all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which we paid on December 30, 2009, and has implemented a new risk-based assessment system upon all liabilities (not just insured deposits) and increased the DIF’s designated reserve ratio, as described more fully under “Supervision and Regulation – FDIC Insurance Assessments.”

We have experienced high levels of market volatility.

The capital and credit markets have experienced volatility and disruption since 2007. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. Although market disruptions and volatility have stabilized, there can be no assurance that we will not experience future market conditions and volatility, which may have material adverse effects on our ability to access capital and on our business, financial condition and results of operations.

Our ability to realize our deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009. As of December 31, 2010, we had deferred tax assets of $5.8 million after we recorded $0.5 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities.

Our future success is dependent on our ability to compete effectively in highly competitive markets.

The East Alabama banking markets in which we do business are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon. The Dodd-Frank Act allows others to branch into our markets more easily from other states.

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

In late April 2010, an oil drilling platform exploded and sank in the Gulf of Mexico off the coast of Louisiana. A sizeable oil spill resulted in the Gulf of Mexico and substantial oil continued to flow daily from the well until it was capped early in August 2010. Clean-up efforts are continuing, but the oil spill has affected and may continue to affect the coast of Alabama and Northwest Florida. The oil spill or future spills could have direct negative effects on tourist and vacation spending in the area, the condition of waterfront properties and adversely affect the rental income from and value of beachfront and coastal properties and numerous industries within our coastal market areas. Although the oil spill has not had a material adverse effect upon us, this or similar events, including hurricanes, tornados and other natural disasters, could have a material adverse effect on our future financial condition, results of operations and stock price.

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

The Federal Reserve has acknowledged the possibility of further recession and deflation. Should this occur, the financial services industry and our business could be adversely affected.

The recovery of the U.S. economy continues to progress slowly; consumer confidence remains low, unemployment remains high at 9.4% for December 2010, and the housing market remains an important downside risk, with prices expected to fall through much of this year. Given the concerns about the U.S. economy, U.S. employers continue to approach hiring with caution, and as a result unemployment may continue at high levels. Furthermore, the Federal Open Market Committee communicated in its December 2010 statement that measures of underlying inflation have continued to trend downward. Monetary and fiscal policy measures, including the two-year extension of the existing federal personal income tax rates, may be insufficient to strengthen the recovery, return unemployment to lower levels, and promote long-term stability in the financial markets. Furthermore, a shift from fiscal stimulus efforts to fiscal restraint to reduce government deficits, which could adversely affect the global economy and cause instability in the financial markets. Various governments in Europe have announced budget reductions and/or austerity measures as a means to limit fiscal budget deficits as a result of the economic crisis. Additionally, many state and local governments in the U.S. have also implemented budget reductions. These factors could weaken the U.S. economic recovery. Such economic factors could affect us in a variety of substantial and unpredictable ways, as well as affect our borrowers’ ability and willingness to meet their repayment obligations. These factors could have a material adverse effect on our results of operation and financial condition, liquidity and earnings.

Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. From June 2004 to mid-2006, the Federal Reserve raised the federal funds rate from 1.0% to 5.25%. Since then, beginning in September 2007, the Federal Reserve decreased the federal funds rate by 100 basis points to 4.25% over the remainder of 2007, and has since reduced the target federal funds rate by an additional 400 basis points to zero to 25 basis points in December 2008. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets, have declined. Declining rates reflect efforts by the Federal Reserve to stimulate the economy, but may not be effective, and thus may negatively affect our results of operations and financial condition, liquidity and earnings.

On February 18, 2010, the Federal Reserve raised the discount rate from 0.5% to 0.75%. Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans and the value of collateral securing our loans, and therefore may adversely affect our liquidity and earnings.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a source of liquidity. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to issue and sell debt securities, and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets, as well as the financial condition, liquidity and profitability of the financial institutions we deal with.

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

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon us.

The recent Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and is likely to affect the way we and our customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, establishes the FSOC, which may cause systemically important financial institutions to be regulated in ways similar to bank holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new CFPB, makes various changes in the securities laws and corporate governance that affect public companies, including us, and also effects changes in the regulation and supervision of insurance companies, the credit rating agencies, and many other things that may affect our business and those with whom we do business. The Dodd-Frank Act also requires numerous studies and regulations to related to its implementation. While we are evaluating the effects of the Dodd-Frank Act, the Dodd-Frank Act, together with implementing the regulations that will be proposed, could have an adverse effect on our costs, and on our results of operation and financial condition, and its various effects cannot be predicted.

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.

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

The Dodd-Frank Act restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies.

Under the Dodd-Frank Act, while banks and thrift holding companies with assets of less than $15 billion as of December 31, 2009 will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital, only bank holding companies with assets of less than $500 million will be permitted to continue to issue trust preferred securities and have them count as Tier 1 capital. Accordingly, should we determine it is advisable, or should our regulators require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital, we would not be able to issue additional trust preferred securities, and would instead have to issue preferred stock or common equity. To the extent we issue new equity, it could result in dilution to our shareholders. To the extent we issue preferred stock, dividends on the preferred stock, unlike distributions paid on trust preferred securities, would not be tax deductible.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.

We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may, however, need to raise additional capital to support our growth or currently unanticipated losses, or to meet the needs of our communities, resulting from failures or cutbacks by our competitors, and new capital rules being considered. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are currently disrupted and limited by events outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

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

While we seek continued organic growth, we also may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

The Bank conducts its business from its main office and nine full-service branches. The Bank also has three mortgage loan offices located in Mountain Brook, Phenix City and Valley, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building has paved parking for 84 vehicles. The main office offers the full line of the Bank’s services and has two ATMs, including one walk-up ATM and one drive-through ATM. The Bank leases a drive-in facility located directly across the street from its main office. This drive-in facility has five drive-through lanes and a walk-up window.

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

The Opelika branch is located in Opelika, Alabama. This branch, built in 1991, is owned by the Bank and has approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles.

The Bank’s Phenix City branch was opened in August 1998 in the Wal-Mart shopping center in Phenix City, Alabama, about 35 miles southeast of Auburn, Alabama. The bank leases approximately 500 square feet of space in the Wal-Mart. In September 2010, the Bank entered into a new three-year lease agreement. This branch offers the full line of the Bank’s deposit and other services including an ATM, except safe deposit boxes.

The Bank’s Hurtsboro branch was opened in June 1999. This branch is located in Hurtsboro, Alabama, about 35 miles south of Auburn, Alabama. The Bank owns this branch, which has approximately 1,000 square feet of space. The Bank leases the land for this branch from a third party. In June 2009, the Bank exercised its option to extend the lease for another five years. This branch offers the full line of the Bank’s services including safe deposit boxes, a drive-through window and an ATM. This branch offers parking for approximately 12 vehicles, including a handicapped ramp.

The Bank’s Auburn Wal-Mart Supercenter branch was opened in September 2000 inside the Wal-Mart shopping center on the south side of Auburn, Alabama. The lease is for approximately 700 square feet of space in the Wal-Mart. In September 2010, the Bank exercised its option to extend the lease for another five years. This branch offers the full line of the Bank’s deposit and other services, including an ATM, except safe deposit boxes.

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles south of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2009, the Bank’s land lease renewed for another three year term. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In November 2002, the Bank opened a mortgage loan office in Phenix City. The mortgage office is located in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2010, the Bank renewed its lease for another year. This office only offers mortgage loan services.

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

In December 2006, the Bank opened a mortgage loan office in Mountain Brook, part of the Birmingham, Alabama metropolitan area. This office contains approximately 1,300 square feet of space and is located off of Highway 280. In November 2010, the Bank extended the lease agreement for another year. This office only offers mortgage loan services.

In July 2007, the Bank opened a new branch located in the Kroger supermarket in the TigerTown retail center in Opelika, Alabama. The Bank entered into a lease agreement with the Kroger Corporation for five years with options for two 5-year extensions. The Branch offers the full line of bank deposit and other services including an ATM, except for safe deposit boxes.

During 2006 and 2007, the Company completed purchases of multiple properties that adjoin the Bank’s main office location. These properties were acquired by the Company for purposes of future expansion.

In February 2009, the Bank opened a branch located on Bent Creek Road in Auburn, Alabama. This branch is owned by the Bank and has approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and a drive-up ATM. This branch offers parking for approximately 29 vehicles.

In addition, the Bank leases from the Company approximately 80% of the square footage in the AuburnBank Center (the “Center”), which is located next to the main office. This building, which has approximately 18,000 square feet of space, is also leased to outside third parties. Leases between the Bank and the Company are based on the same terms and conditions as leases to outside third parties leasing space in the same building. The Bank’s data processing activities, as well as other operations, are located in this leased space. The parking lot provides parking for approximately 120 vehicles.

Directly behind the Center is an older home that is also owned by the Company. This building is rented as housing to university students. The rear portion of this property is used as a parking area for approximately 20 vehicles of Bank employees. The Bank also owns a two-story building located directly behind the main office which is currently unoccupied.

The Company owns a commercial office building (the “Hudson Building”) located across the street from the main office in downtown Auburn. The Hudson Building has two floors and a basement which contain approximately 14,500 square feet of leasable space. This building is rented by unaffiliated third-party tenants.

ITEM 3	LEGAL PROCEEDINGS

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

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 10, 2011, there were approximately 3,642,738 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 431 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends paid to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2010
First Quarter	$21.93	$17.61	$0.195
Second Quarter	20.42	17.04	0.195
Third Quarter	22.00	18.08	0.195
Fourth Quarter	22.00	19.50	0.195

2009
First Quarter	$26.40	$18.07	$0.19
Second Quarter	30.00	21.75	0.19
Third Quarter	29.99	22.50	0.19
Fourth Quarter	25.98	18.93	0.19

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

The amount of dividends payable by the Bank is limited by law and regulation. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company. Federal Reserve policy could restrict future dividends on our Common Stock, depending on our earnings and capital position and likely needs. See “SUPERVISION AND REGULATION – Payment of Dividends” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CAPITAL ADEQUACY.”

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

The following line-graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2005 to December 31, 2010, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2005). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Auburn National Bancorporation Inc.	100.00	133.94	104.50	98.86	100.15	106.20
Nasdaq Composite Index	100.00	110.39	122.15	73.32	106.57	125.91
SNL Southeast Bank Index	100.00	117.26	88.33	35.76	35.90	34.86

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2010	—	—	—	—
November 1 – November 30, 2010	—	—	—	—
December 1 – December 31, 2010	—	—	—	—
Total		—	—	—

(1) Based on trade date, not settlement date.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

ITEM 6.	SELECTED FINANCIAL DATA

See Table 2 “Selected Financial Data” and general discussion in Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2010 and 2009 and our results of operations for the years ended December 31, 2010, 2009, and 2008. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported stockholders’ equity or net earnings during the periods involved.

OVERVIEW

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley, and Mountain Brook, Alabama.

Summary of Results of Operations

	Years ended December 31
(Dollars in thousands, except per share amounts)	2010	2009	2008

Net interest income (a)	$20,664	$20,448	$19,231
Less: tax-equivalent adjustment	1,765	1,633	1,361

Net interest income (GAAP)	18,899	18,815	17,870
Noninterest income	7,266	3,132	4,202

Total revenue	26,165	21,947	22,072
Provision for loan losses	3,580	5,250	870
Noninterest expense	16,441	14,633	12,542
Income tax expense (benefit)	798	(340)	2,023

Net earnings	$5,346	$2,404	$6,637

Basic and diluted earnings per share	$1.47	$0.66	$1.81

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $5.3 million, or $1.47 per share, for the full year 2010, compared to $2.4 million, or $0.66 per share, for the full year 2009.

Tax-equivalent net interest income increased 1% in 2010 from 2009 as improvement in the Company’s net interest margin offset a decrease in total interest earning assets during 2010. Average total interest earning assets decreased 2% in 2010 when compared to 2009 as cash proceeds from securities sold, called, and matured in 2010 were used to reduce short-term borrowings and higher cost long-term debt. Average loans of $377.2 million in 2010 were relatively stable when compared to 2009 despite weak loan demand and a challenging economic environment.

The impact of continuing economic distress, elevated net charge-offs and nonperforming loans were the primary reason for the level of provision expense in 2010. As a result, the Company increased its allowance for loan losses as a percentage of total loans during 2010. The provision for loan losses amounted to $3.6 million in 2010, compared to $5.3 million in 2009. The provision for loan losses declined in 2010 when compared to 2009 due to a decline in net charge-offs and nonperforming loan inflows. Net charge-offs as a percentage of average loans were 0.64% in 2010, compared to 0.84% in 2009.

Noninterest income was $7.3 million in 2010, compared to $3.1 million in 2009. This increase primarily reflects a decline in other-than-temporary impairment charges of approximately $4.5 million in 2010 when compared to 2009.

Noninterest expense was $16.4 million in 2010, compared to $14.6 million in 2009. This increase primarily reflects an increase in net other real estate owned expense of $1.3 million and prepayment penalties of $0.7 million on long-term debt in 2010 when compared to 2009.

Income tax expense for 2010 was $0.8 million, compared to an income tax benefit of $0.3 million in 2009. The effective income tax rate was 12.99% in 2010, compared to an effective income tax benefit rate of 16.47% in 2009. This change was primarily due to a significant increase in the level of earnings before taxes in 2010 when compared to 2009.

In 2010, the Company paid cash dividends of $2.8 million, or $0.78 per share. The Company’s balance sheet remains strong and well capitalized under current regulatory guidelines with a total risk-based capital ratio of 15.82%, a tier one risk-based capital ratio of 14.57%, and a tier one leverage capital ratio of 8.47% at December 31, 2010.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting principles, or GAAP, and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, our assessment of other-than-temporary impairment, recurring and non-recurring fair value measurements, valuation of other real estate owned, and the valuation of deferred tax assets, were critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

Allowance for Loan Losses

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

The Company deems loans impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment allowance is recognized on impaired loans if the fair value of the loan is less than the recorded investment in the loan (recorded investment in the loan is the principal balance plus any accrued interest, net of deferred loan fees or costs and unamortized premium or discount). The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. The Company believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

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

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial loans, construction and land development loans, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2010, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups. The related adjustments increased the allowance for loan losses for this portfolio segment at December 31, 2010.

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

The Company maintains an unallocated amount for inherent factors that cannot be practically assigned to individual loan segments or categories. An example is the imprecision in the overall measurement process.

The Company constantly re-evaluates its practices in determining the allowance for loan losses. During 2010, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to September 30, 2010, the Company calculated average losses by loan segment using a rolling 12 quarter historical period. In order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses by loan segment using a rolling 6 quarter historical period beginning with the quarter ended September 30, 2010. Correspondingly, the Company reduced the level of adjustments made to historical losses for “qualitative and environmental factors” since the updated historical losses were more representative of current economic conditions. The net effect of these changes increased the Company’s calculated allowance for loan loss allocation and the related provision for loan losses by approximately $0.8 million for the quarter ended September 30, 2010.

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

Fair Value Determination

GAAP requires management to value and present at fair value certain of the Company’s assets and liabilities, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 16 of the consolidated financial statements that accompany this report.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consists of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of other real estate owned, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2010. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate owned.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the we will realize the benefits of these deductible differences at December 31, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods are reduced.

Average Balance Sheet and Interest Rates

	Years ended December 31
	2010		2009		2008
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$380,552	5.73%	$380,434	5.75%	$347,176	6.47%
Securities - taxable	246,610	3.33%	269,266	4.37%	258,160	5.11%
Securities - tax-exempt	81,256	6.39%	74,794	6.42%	62,801	6.37%

Total securities	327,866	4.09%	344,060	4.82%	320,961	5.36%
Federal funds sold	13,984	0.21%	10,138	0.23%	3,197	1.91%
Interest bearing bank deposits	1,076	0.09%	1,135	0.09%	511	2.74%

Total interest-earning assets	723,478	4.87%	735,767	5.23%	671,845	5.91%

Deposits:
NOW	88,070	0.69%	90,794	0.95%	75,461	2.08%
Savings and money market	117,725	1.04%	93,484	1.13%	103,379	1.76%
Certificates of deposits less than $100,000	113,912	2.42%	112,894	3.32%	95,830	4.33%
Certificates of deposits and other time deposits of $100,000 or more	197,387	2.76%	221,028	3.39%	172,592	4.37%

Total interest-bearing deposits	517,094	1.94%	518,200	2.54%	447,262	3.37%
Short-term borrowings	3,530	0.65%	10,790	0.51%	16,604	1.95%
Long-term debt	112,312	4.02%	120,248	4.01%	123,108	4.14%

Total interest-bearing liabilities	632,936	2.30%	649,238	2.78%	586,974	3.49%

Net interest income and margin (a)	$20,664	2.86%	$20,448	2.78%	$19,231	2.86%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

2010 vs. 2009 comparison

Tax-equivalent net interest income increased 1% in 2010 from 2009 as improvement in the Company’s net interest margin offset the decrease in total interest earning assets.

The tax-equivalent yield on total interest earning assets decreased 36 basis points in 2010 from 2009 to 4.87%. This decrease was primarily due to a decline of 104 basis points in the yield on taxable securities to 3.33%.

The cost of total interest-bearing liabilities decreased 48 basis points in 2010 from 2009, to 2.30%. This decrease was primarily due to a 60 basis point decrease in the cost of total interest-bearing deposits to 1.94%.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $3.6 million, $5.3 million, and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The impact of continuing economic distress, elevated net charge-offs and nonperforming loans were the primary reason for the level of provision expense in 2010. As a result, the Company increased its allowance for loan losses as percentage of total loans during 2010. The provision for loan losses declined in 2010 when compared to 2009 due to a decline in net charge-offs and nonperforming loan inflows. Also, the provision for loan losses in 2009 was impacted by $2.8 million in impairments related to the deterioration of two construction and land development loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans increased to 2.05% at December 31, 2010 from 1.73% at December 31, 2009. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2010. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Years ended December 31
(Dollars in thousands)	2010	2009	2008

Service charges on deposit accounts	$1,280	$1,243	$1,252
Mortgage lending	3,042	4,048	1,694
Bank-owned life insurance	452	424	470
Securities gains (losses), net	1,423	(3,703)	(1,168)
Other	1,069	1,120	1,954

Total noninterest income	$7,266	$3,132	$4,202

The Company’s income from mortgage lending is primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing of mortgage loans. Origination income is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either release or retain the associated mortgage servicing rights (“MSRs”) when the loan is sold. MSRs are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Servicing fee income is reported net of any related amortization expense.

The following table presents a breakdown of the Company’s mortgage lending income for 2010, 2009 and 2008:

	Years ended December 31
(Dollars in thousands)	2010	2009	2008

Origination income	$2,691	$3,701	$1,375
Servicing fees, net	351	347	319

Total mortgage lending income	$3,042	$4,048	$1,694

2010 vs. 2009 comparison

Mortgage lending income was $3.0 million in 2010, compared to $4.0 million in 2009. A significant decline in the level of mortgage refinance activity during 2010 when compared to the record levels experienced during 2009 contributed to the decrease in mortgage lending income. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to origination and sale of new mortgage loans.

The net gain on securities was $1.4 million in 2010, compared to a net loss of $3.7 million in 2009. Gross realized gains of $3.5 million in 2010 were offset by gross realized losses of $2.1 million. Gross realized losses in 2010 primarily related to other-than-temporary impairment charges for trust preferred securities and corporate debt securities. Gross realized losses of $6.6 million in 2009 primarily related to other-than-temporary impairment charges for trust preferred securities and an investment in the common stock of Silverton Financial Services, Inc. These losses were offset by gross realized gains of $2.9 million during the same period.

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

Other noninterest income was $1.1 million in 2009, compared to $2.0 million in 2008. The decrease is primarily due to nonrecurring items included in 2008 totals. In 2008, other noninterest income was impacted by a $1.1 million gain related to the sale of certain real property. This was offset by a $0.5 million pre-tax charge in 2008 related to the correction of an accounting error in prior periods. Information concerning the correction of an accounting error is included in Note 1 to the consolidated financial statements that accompany this report.

Noninterest Expense

	Years ended December 31
(Dollars in thousands)	2010	2009	2008

Salaries and benefits	$7,950	$7,819	$7,278
Net occupancy and equipment	1,450	1,500	1,314
Professional fees	702	799	511
FDIC and other regulatory assessments	1,092	1,322	358
Other real estate owned, net	1,378	43	67
Prepayment penalty on long-term debt	679	—	—
Other	3,190	3,150	3,014

Total noninterest expense	$16,441	$14,633	$12,542

2010 vs. 2009 comparison

Salaries and benefits expense was $8.0 million in 2010, compared to $7.8 million in 2009. The increase in 2010 when compared to 2009 was primarily due to increased salaries expense and group medical insurance costs. Offsetting the increase in salaries expense and group medical insurance costs was a decrease in commissions paid to our mortgage originators as a result of decreased origination volume in 2010 when compared to 2009. No cash incentive awards were accrued for Company or Bank officers in 2010 or 2009.

FDIC and other regulatory assessments expense was $1.1 million in 2010, compared to $1.3 million in 2009. The decrease in 2010 when compared to 2009 was primarily due to the impact of the $0.4 million special assessment from the FDIC included in FDIC and other regulatory assessments expense in 2009.

Other real estate owned expense, net increased by $1.3 million in 2010 when compared to 2009. The increase was primarily due to write-downs of the carrying value of certain foreclosed properties due to deterioration in real estate values.

Prepayment penalties on long-term debt were approximately $0.7 million during 2010 compared to nil during 2009. As part of its strategy to reduce wholesale funding and interest expense, the Company repaid $10.0 million of securities sold under agreements to repurchase prior to their maturity that were included in long-term debt during 2010.

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

FDIC and other regulatory assessments expense was $1.3 million in 2009, compared to $0.4 million in 2008. This change was primarily a result of the significant increase in the Company’s FDIC insurance assessments in 2009, despite being assessed at the FDIC’s lowest rate. As a result of the requirement to increase the FDIC’s Deposit Insurance Fund (“DIF”) to statutory levels over a prescribed period of time and increased pressure on the fund’s reserves due to the increasing number of bank failures, annual FDIC insurance costs were significantly higher for all insured depository institutions. Also, during the second quarter of 2009, a special assessment from the FDIC of approximately $0.4 million was accrued to provide additional reserves for the FDIC’s DIF.

Income Tax Expense

2010 vs. 2009 comparison

In 2010, the Company recorded income tax expense of $0.8 million, compared to an income tax benefit of $0.3 million in 2009. This change was primarily due to an increase in the level of earnings before taxes. The effective income tax rate was 12.99% in 2010, compared to an effective income tax benefit rate of 16.47% in 2009. The increase in the effective tax rate from 2009 to 2010 was primarily due to a 198% increase in earnings before taxes. Also reflected in the Company’s effective income tax benefit rate for 2009 was a change in valuation allowance of $0.5 million related to nondeductible capital losses and an income tax benefit of $0.3 million related to the correction of an accounting error in prior periods. Information concerning the correction of an accounting error is included in “Note 1 to the Consolidated Financial Statements.”

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

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $315.2 million and $334.8 million as of December 31, 2010 and 2009, respectively. The decrease from December 31, 2009 primarily reflects management’s decision to utilize a portion of the cash proceeds from sales/calls/maturities of investment securities during 2010 to reduce short-term borrowings and higher cost long-term debt. Unrealized net losses on securities available-for-sale were $3.5 million as of December 31, 2010 compared to unrealized net gains of $0.2 million as of December 31, 2009. The increase in unrealized net losses of $3.7 million from December 31, 2009 was primarily due to changes in interest rates and increased credit spreads on municipal bonds. The average tax-equivalent yields earned on total securities were 4.09% in 2010 and 4.82% in 2009.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2010 according to contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty.

	December 31, 2010
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Total Fair Value

Agency obligations	$—	—	37,821	52,650	90,471
Agency RMBS	—	—	9,976	133,168	143,144
State and political subdivisions	21	856	13,547	62,342	76,766
Trust preferred securities	—	—	—	2,149	2,149
Corporate debt	—	2,690	—	—	2,690

Total available-for-sale	$21	3,546	61,344	250,309	315,220

Weighted average yield:
Agency obligations	—	—	2.54%	2.43%	2.48%
Agency RMBS	—	—	1.57%	3.21%	3.09%
State and political subdivisions	5.25%	4.72%	4.16%	4.25%	4.24%
Trust preferred securities	—	—	—	1.40%	1.40%
Corporate debt	—	6.93%	—	—	6.93%

Total available-for-sale	5.25%	6.41%	2.73%	3.29%	3.22%

Loans
	December 31
(In thousands)	2010	2009	2008	2007	2006

Commercial and industrial	$53,288	53,884	53,883	50,797	45,702
Construction and land development	47,850	56,820	67,420	45,724	24,683
Commercial real estate	166,241	156,928	132,818	120,789	109,774
Residential real estate	96,241	97,407	102,835	93,888	92,830
Consumer installment	10,676	11,236	12,463	11,525	9,328

Total loans	374,296	376,275	369,419	322,723	282,317
Less: unearned income	(81)	(172)	(257)	(312)	(334)

Loans, net of unearned income	$374,215	376,103	369,162	322,411	281,983

Total loans, net of unearned income, were $374.2 million as of December 31, 2010, a decrease of $1.9 million, or 1%, from $376.1 million at December 31, 2009. The loan portfolio decreased slightly in 2010 as new loans were unable to offset the impact of paydowns, charge-offs, foreclosures and other problem loan resolutions. Four loan categories represented the majority of the loan portfolio as December 31, 2010. Commercial real estate mortgage loans represented 44%, residential real estate mortgage loans represented 26%, commercial and industrial loans represented 14% and construction and land development loans represented 13% Company’s total loans at December 31, 2010. The primary change in the composition of the loan portfolio during 2010 is due to an increase in commercial real estate mortgage loans of $9.3 million and a decrease in construction and land development loans of $9.0 million.

Within the residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $24.3 million, or 6%, and $25.9 million, or 7%, of total loans, net of unearned income at December 31, 2010 and 2009, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $4.1 million and $5.8 million required interest only payments at December 31, 2010 and 2009, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $7.2 million and $9.4 million as of December 31, 2010 and 2009, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures as described in “CRITICAL ACCOUNTING POLICIES.”

The average yield earned on loans and loans held for sale was 5.73% in 2010 and 5.75% in the 2009.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the impact of recessionary economic conditions on our borrowers’ cash flows, real estate market sales volumes, valuations, and availability and cost of financing for properties, real estate industry concentrations, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of laws and regulations.

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank; or 20% of the capital accounts if loans in excess of 10% are fully secured, which would approximate $13.5 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $12.1 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2010, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at December 31, 2010 (and related balances at December 31, 2009).

	December 31
(In thousands)	2010	2009

Lessors of 1-4 family residential properties	$38,679	34,961
Office buildings	24,185	21,122
Manufacturing/industrial facilities	17,327	14,715

At December 31, 2010 the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas. Although not a significant concentration, the Company has some exposure to geographic areas that could be affected by the oil spill in the Gulf of Mexico. In addition to the Gulf of Mexico being a popular vacation destination for borrowers located in our primary trade area, the Company also operated a loan production office in the Gulf Shores/Orange Beach, Alabama area from 2004 to 2008. Separately, the Company previously purchased participations in two construction and land development loans related to projects along the Florida Gulf Coast. Management will continue to monitor the Company’s exposure and prospective provisions for loan losses will incorporate any deterioration in affected loan segments as necessary.

The following table summarizes the Company’s total exposure to loans secured by real estate and other real estate owned in geographic areas that could be affected by the oil spill.

	December 31
(In thousands)	2010	2009

Construction and land development	$2,484	4,926
Residential real estate	6,720	7,094

Total loans	9,204	12,020
Other real estate owned	3,559	4,329

Total exposure	$12,763	16,349

as a % of total assets	1.67%	2.11%

At December 31, 2010, the Company had approximately $6.7 million of loans secured by residential real estate in coastal counties along the Gulf of Mexico that could be affected by the oil spill. These locations include Baldwin County, Alabama, and Bay, Escambia, Okaloosa and Walton County, Florida.

At December 31, 2010, the carrying value related to one of the Company’s purchased participations was $2.5 million. At December 31, 2010, this loan was classified as a troubled-debt restructuring (“TDR”) and nonaccrual loan.

The other purchased participation loan defaulted and was foreclosed upon previously. At December 31, 2010, the carrying value of the Company’s interest in this foreclosed property was approximately $3.6 million and is included in other real estate owned which is discussed more fully under “Nonperforming Assets” below.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2010 and 2009, respectively, the allowance for loan losses was $7.7 million and $6.5 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2010 is presented below.

	Years ended December 31

(Dollars in thousands)	2010	2009	2008	2007	2006

Allowance for loan losses:
Balance at beginning of period	$6,495	4,398	4,105	4,044	3,843
Charge-offs:
Commercial and industrial	(537)	(495)	(454)	(62)	(37)
Construction and land development	(1,487)	(2,088)	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(552)	(704)	(153)	(143)	(106)
Consumer installment	(111)	(61)	(98)	(45)	(46)

Total charge-offs	(2,687)	(3,348)	(705)	(250)	(189)
Recoveries:
Commercial and industrial	63	47	102	14	13
Construction and land development	—	50	—	—	—
Commercial real estate	54	—	—	69	7
Residential real estate	151	92	6	199	4
Consumer installment	20	6	20	6	36

Total recoveries	288	195	128	288	60
Net (charge-offs) recoveries	(2,399)	(3,153)	(577)	38	(129)
Provision for loan losses	3,580	5,250	870	23	330

Ending balance	$7,676	6,495	4,398	4,105	4,044

as a % of loans	2.05%	1.73	1.19	1.27	1.43
as a % of nonperforming loans	65%	69	99	918	5,617
Net charge-offs as a % of average loans	0.64%	0.84	0.17	(0.01)	0.05

As noted in the Company’s critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 2.05% at December 31, 2010, compared to 1.73% at December 31, 2009. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs were $2.4 million, or 0.64% of average loans, in 2010, compared to net charge-offs of $3.2 million, or 0.84%, in 2009. The decrease in net charge-offs during 2010 when compared to 2009 was primarily due to a decline in charge-offs in the construction and land development portfolio. Approximately $1.3 million and $1.5 million in charge-offs for the years ended December 31, 2010 and 2009, respectively, related to two construction and land development loans.

At December 31, 2010, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 65%, compared to 69% at December 31, 2009. The decrease in this ratio was primarily due to an increase in nonperforming loans that the Company believes are well-collateralized based on current appraisals and other comparable sales data.

At December 31, 2010, the Company’s recorded investment in loans considered impaired was $11.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million. At December 31, 2009, the Company’s recorded investment in loans considered impaired was $9.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2010 the Company had $20.0 million in nonperforming assets compared to $16.6 million at December 31, 2009. Included in nonperforming assets were nonperforming loans of $11.8 million and $9.4 million at December 31, 2010 and 2009, respectively. Nonperforming assets increased during 2010 due to the impact of continuing economic distress. The majority of the balance in nonperforming assets at December 31, 2010 related to deterioration in the construction and land development loan portfolio.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31

(In thousands)	2010	2009	2008	2007	2006

Nonperforming assets:
Nonaccrual loans	$11,833	9,352	4,431	447	72
Other nonperforming assets (primarily other real estate owned)	8,125	7,292	324	98	—

Total nonperforming assets	$19,958	16,644	4,755	545	72

as a % of loans and foreclosed properties	5.22%	4.34	1.29	0.17	0.03
as a % of total assets	2.61%	2.15	0.64	0.08	0.01
Nonperforming loans as a % of total loans	3.16%	2.49	1.20	0.14	0.03
Accruing loans 90 days or more past due	$—	5	104	4	—

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median residential home price in Lee County for the quarter ended December 31, 2010 was $183,933, an increase of 13.0% from the same quarter a year earlier. Although the reported increase in home values is a positive sign, the number of homes sold during the quarter ended December 31, 2010 declined by 17.2% from the same quarter a year ago. LCAR also reported that residential inventory at December 31, 2010 was 1,248 homes, an increase of 10.7% from a year earlier and the average number of days on the market for the quarter ended December 31, 2010 was 187 days, an increase of 12.7% from the same quarter last year. Continued weakness in the residential real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets. For additional discussion of risk factors, see Part I “Item 1A. Risk Factors”.

The table below provides information concerning the composition of nonaccrual loans at December 31, 2010 and 2009, respectively.

	December 31

(In thousands)	2010	2009

Nonaccrual loans:
Commercial and industrial	$521	—
Construction and land development	4,102	7,542
Commercial real estate	4,735	961
Residential real estate	2,474	842
Consumer installment	1	7

Total nonaccrual loans / nonperfoming loans	$11,833	9,352

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2010, the Company had $11.8 million in loans on nonaccrual, compared to $9.4 million at December 31, 2009. Total nonperforming loans increased in 2010 despite a decline in nonperforming loan inflows when compared to 2009. Increases in nonperforming commercial and residential real estate mortgage loans of $3.8 million and $1.6 million, respectively, were partially offset by a decrease in nonperforming construction and land development loans of $3.4 million.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2010 and 2009, respectively, the Company had no accruing restructured loans.

At December 31, 2010, there were no loans 90 days past due and still accruing interest. At December 31, 2009, the Company had $5 thousand in loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of other real estate owned at December 31, 2010 and 2009, respectively.

	December 31

(In thousands)	2010	2009

Other real estate owned:
Residential condo developments	$5,494	4,329
New construction	369	490
Developed lots	136	136
Undeveloped land	1,746	2,210
Other	380	127

Total other real estate owned	$8,125	7,292

The Company owned $8.1 million in other real estate at December 31, 2010, which we had acquired from borrowers, compared to $7.3 million at December 31, 2009. Other real estate owned primarily relates to three properties with a total carrying value of $7.2 million at December 31, 2010. One of the properties is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on the condominium project on the Florida Gulf Coast from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in other real estate owned. Following Silverton Bank's failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as a FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, exceeds the Company’s recorded investment. During the first quarter of 2011, the Company learned that the FDIC has approved a bulk sale of the condominiums and club amenities, which may speed the disposition of this property in which we hold an interest.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $13.2 million, or 3.5% of total loans outstanding, net of unearned income at December 31, 2010, compared to $16.8 million, or 4.5% of total loans outstanding, net of unearned income at December 31, 2009. Continued weakness in the residential real estate market and the overall economy has adversely affected the Company’s volume of potential problem loans, and these economic conditions are expected to persist for the foreseeable future.

The table below provides information concerning the composition of potential problem loans at December 31, 2010 and 2009, respectively.

	December 31
(In thousands)	2010	2009

Potential problem loans:
Commercial and industrial	$413	1,771
Construction and land development	1,075	1,682
Commercial real estate	5,016	5,659
Residential real estate	6,600	7,502
Consumer installment	116	198

Total potential problem loans	$13,220	16,812

At December 31, 2010, approximately $1.3 million or 10.0% of total potential problem loans were past due at least 30 but less than 90 days.
The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2010 and 2009, respectively.
	December 31
(In thousands)	2010	2009

Performing loans past due 30 to 89 days:
Commercial and industrial	$124	339
Construction and land development	201	137
Commercial real estate	—	1,048
Residential real estate	2,986	1,626
Consumer installment	29	46

Total performing loans past due 30 to 89 days	$3,340	3,196

Deposits
	December 31
(Dollars in thousands)	2010	2009

Noninterest bearing demand	$87,660	$76,497
NOW	82,817	84,297
Money market	107,193	82,433
Savings	23,344	21,302
Certificates of deposit under $100,0000	115,836	114,399
Certificates of deposit and other time deposits of $100,000 or more	148,616	173,759
Brokered certificates of deposit	41,661	26,722

Total deposits	$607,127	$579,409

Total deposits were $607.1 million and $579.4 million at December 31, 2010 and 2009, respectively. The increase in total deposits of $27.7 million was primarily due to an increase in noninterest bearing demand deposits of $11.2 million and an increase in brokered certificates of deposit (“CDs”) of $14.9 million. The Company used brokered CDs, an alternative source of cost-effective funding, to replace certain FHLB advances that matured in 2010. The increase in money market account balances of $24.8 million and the decrease in certificates and other time deposits of $100,000 or more of $25.1 million reflect decreases in interest rates and related shifts as customers sought more yield in short-term instruments in a low interest rate environment.

The average rates paid on total interest-bearing deposits were 1.94% in 2010 and 2.54% in 2009. Noninterest bearing deposits were 14% and 13% of total deposits as of December 31, 2010 and 2009, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal fund lines totaling $34.0 million with none outstanding at December 31, 2010, compared to $34.0 million with

$12.5 million outstanding at December 31, 2009. The Company has reviewed all available sources of liquidity and believes the current level of available federal funds lines is sufficient. Securities sold under agreements to repurchase totaled $2.7 million at December 31, 2010, compared to $3.5 million at December 31, 2009.

The average rates paid on short-term borrowings were 0.65% in 2010 and 0.51% in 2009. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the three-year period ended December 31, 2010 is included in “Note 9 to the Consolidated Financial Statements.”

Long-term debt included FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $71.1 million and $86.1 million in long-term FHLB advances at December 31, 2010 and 2009, respectively. The Bank had $15.0 million and $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year December 31, 2010 and 2009, respectively. The Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at December 31, 2010 and 2009, respectively.

The average rates paid on long-term debt were 4.02% in 2010 and 4.01% in 2009.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $56.4 million and $56.2 million as of December 31, 2010 and 2009, respectively. The slight increase was a result of net earnings of $5.3 million offset by cash dividends of $2.8 million and an other comprehensive loss of $2.3 million due to changes in unrealized gains (losses) on securities available-for-sale, net.

The Company’s Tier 1 leverage ratio was 8.47%, Tier 1 risk-based capital ratio was 14.57% and Total risk-based capital ratio was 15.82% at December 31, 2010. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

MARKET AND LIQUIDITY RISK MANAGEMENT

Management’s objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. The Bank’s Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring these policies, which are designed to ensure acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate risk and liquidity risk management.

Interest Rate Risk Management

In the normal course of business, the Company is exposed to market risk arising from fluctuations in interest rates. The Company is subject to interest rate risk because assets and liabilities may mature or reprice at different times. For example, if liabilities reprice faster than assets, and interest rates are generally rising, earnings will initially decline. In addition, assets and liabilities may reprice at the same time but by different amounts. For example, when the general level of interest rates is rising, the Company may increase rates paid on interest bearing demand deposit accounts and savings deposit accounts by an amount that is less than the general increase in market interest rates. Also, short-term and long-term market interest rates may change by different amounts. For example, a flattening yield curve may reduce the interest spread between new loan yields and funding costs. Further, the remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities in the securities portfolio may prepay significantly earlier than anticipated, which could reduce earnings. Interest rates may also have a direct or indirect effect on loan demand, loan losses, mortgage origination volume, the fair value of MSRs and other items affecting earnings.

ALCO measures and evaluates the interest rate risk so that we can meet customer demands for various types of loans and deposits. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements used to help manage interest rate sensitivity include an earnings simulation and an economic value of equity model.

Earnings simulation. Management believes that interest rate risk is best estimated by our earnings simulation modeling. On at least a quarterly basis, the following 12 month time period is simulated to determine a baseline net interest income forecast and the sensitivity of this forecast to changes in interest rates. The baseline forecast assumes an unchanged or flat interest rate environment. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and other factors in order to produce various earnings simulations and estimates.

To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point gradual change up or down in rates from management’s baseline net interest income forecast over the next twelve months. The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates of 200 basis points when compared to the baseline net interest income forecast at December 31, 2010.

Changes in Interest Rates	Net Interest Income % Variance
200 basis points	1.15%
(200) basis points	NM

NM=not meaningful

The impact of rate shock scenarios assuming a downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

At December 31, 2010, our earnings simulation model results indicated a slightly asset-sensitive position over the next twelve months, which could serve to improve net interest income during that time period if interest rates increased by 200 basis points. The actual realized change in net interest income would depend upon several factors, which could also serve to diminish, or eliminate the asset sensitivity noted above.

Economic Value of Equity. Economic value of equity (“EVE”) measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. In contrast with our earnings simulation model which evaluates interest rate risk over a 12 month timeframe, EVE uses a terminal horizon which allows for the repricing of all assets, liabilities, and off-balance sheet items. Further, EVE is measured using values as of a point in time and does not reflect any actions that ALCO might take in responding to or anticipating changes in interest rates, or market and competitive conditions.

To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, EVE should not decrease by more than 30 percent. The following table reports the variance of EVE assuming an immediate change in interest rates of 200 basis points when compared to the base case EVE at December 31, 2010.

Changes in Interest Rates	EVE % Variance
200 basis points	(30.56)%
(200) basis points	NM

NM=not meaningful

At December 31, 2010, the results of our EVE model would indicate that we are slightly above our Company guidelines. This slight variance results from a combination of factors, including a prolonged low interest rate environment in which a majority of our securities portfolio, which includes longer duration fixed-rate earning assets when compared to our loan portfolio, has repriced. The actual realized change in the economic value of equity would depend upon several factors, which could also serve to diminish, or eliminate the interest sensitivity noted above. Management is currently evaluating possible strategies that will bring the results of our EVE model within Company guidelines although no specific strategies have been proposed.

Earnings simulation and EVE are both modeling analyses, which change quarterly and consist of hypothetical estimates based upon numerous assumptions, including the interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and others. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions, including how these estimates may be affected by customer preferences, competitors, or competitive conditions.

In addition, each of the preceding analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates, and other economic and market factors. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates or economic stress, which may differ across industries and economic sectors. Deposit and borrower behaviors also affect those relationships and results. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios in seeking satisfactory, consistent levels of profitability within the framework of the Company’s established liquidity, loan, investment, borrowing, and capital policies.

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2010 and 2009, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Company and the Bank have different funding needs and sources, are separate legal entities, and each are subject to regulatory guidelines and requirements.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2010, the Bank had an available line of credit with the FHLB totaling $232.4 million, with $71.1 million outstanding. As of December 31, 2010, the Bank also had $34.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2010, which by their terms have contractual maturity and termination dates subsequent to December 31, 2010:

	Payments due by period
		1 year	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	or less	years	years	5 years

Contractual obligations:
Deposit maturities (1)	$607,127	301,014	210,286	55,145	40,682
Long-term debt	93,331	8,018	15,036	38,036	32,241
Operating lease obligations	783	332	363	88	—
Commitments to fund affordable housing investments	4,378	4,378	—	—	—

Total	$705,619	313,742	225,685	93,269	72,923

(1)	Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the less than one year category.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2010, the Bank had outstanding standby letters of credit of $7.8 million and unfunded loan commitments outstanding of $41.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

The Company also has commitments to fund certain affordable housing investments. The Company invests in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of December 31, 2010, the Company had investments of $3.4 million, related to these projects, which are included in other assets on the Consolidated Balance Sheets. Total unfunded commitments outstanding for affordable housing investments were $4.4 million at December 31, 2010. When commitments to fund affordable housing investments are contingent upon a future event, a liability must be recognized when that contingent event becomes probable. As of December 31, 2010, the Company had $1.9 million of unfunded commitments related to affordable housing investments included in other liabilities. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at December 31, 2010. The funded portion of these loans was approximately $8.9 million at December 31, 2010. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

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

A breach of these presentations and warranties with respect to a particular mortgage loan or mortgage loans could result in the Company being required to repurchase the loan. During 2010 and 2009, no loans were repurchased by the Company. At December 31, 2010, no reserves have been deemed necessary for potential repurchase claims.

Management believes that the Company’s foreclosure process related to mortgage loans continues to operate effectively, and reflects the Company’s interest in these loans and their status appropriately. Foreclosures are approved by Senior Vice Presidents and Division Managers in concert with collection personnel. All documents and activities related to the foreclosure process are completed by the Company’s outside attorneys.

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

CURRENT ACCOUNTING DEVELOPMENTS

There are no current accounting pronouncements issued but not yet effective that would have a significant impact on the consolidated financial statements of the Company. See Note 1 to the consolidated financial statements that accompany this report for discussion of accounting standards adopted by the Company in 2010.

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

		2010				2009

(in thousands)		Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net interest income (GAAP)	$	4,642	4,738	4,688	4,831	5,109	4,662	4,519	4,525
Tax-equivalent adjustment		441	449	438	437	438	432	404	359

Net interest income (Tax-equivalent)	$	5,083	5,187	5,126	5,268	5,547	5,094	4,923	4,884

					Years ended December 31

(In thousands)					2010	2009	2008	2007	2006

Net interest income (GAAP)					$18,899	18,815	17,870	15,605	14,923
Tax-equivalent adjustment					1,765	1,633	1,361	1,123	1,033

Net interest income (Tax-equivalent)					$20,664	20,448	19,231	16,728	15,956

Table 2 - Selected Financial Data

Years ended December 31

(Dollars in thousands, except per share amounts)	2010	2009	2008	2007	2006

Income statement
Tax-equivalent interest income (a)	$	35,237	38,467	39,722	38,670	35,601
Total interest expense	14,573	18,019	20,491	21,942	19,645

Tax equivalent net interest income (a)	20,664	20,448	19,231	16,728	15,956

Provision for loan losses	3,580	5,250	870	23	330
Total noninterest income	7,266	3,132	4,202	5,936	5,505
Total noninterest expense	16,441	14,633	12,542	12,360	11,201

Net earnings before income taxes and tax-equivalent adjustment	7,909	3,697	10,021	10,281	9,930
Tax-equivalent adjustment	1,765	1,633	1,361	1,123	1,033
Income tax expense (benefit)	798	(340)	2,023	2,240	2,312

Net earnings	$	5,346	2,404	6,637	6,918	6,585

Per share data:
Basic and diluted net earnings	$	1.47	0.66	1.81	1.86	1.74
Cash dividends declared	$	0.78	0.76	0.74	0.70	0.64
Weighted average shares outstanding
Basic	3,642,851	3,644,691	3,674,384	3,716,427	3,777,721
Diluted	3,642,851	3,644,691	3,674,384	3,716,427	3,778,055
Shares outstanding	3,642,718	3,643,117	3,646,947	3,681,809	3,743,787
Book value	$	15.47	15.42	15.66	14.40	12.93
Common stock price
High	$	22.00	30.00	25.00	30.00	28.89
Low	16.86	18.07	19.00	21.30	21.50
Period-end	$	20.06	19.69	20.10	21.95	28.89
To earnings ratio	13.74	x	29.39	11.10	11.80	16.60
To book value	130%	128	128	152	223
Performance ratios:
Return on average equity	9.00%	4.23	12.18	13.50	14.66
Return on average assets	0.68%	0.31	0.92	1.06	1.06
Dividend payout ratio	53.06%	115.15	40.88	37.63	36.78
Average equity to average assets	7.61%	7.21	7.59	7.88	7.20
Asset Quality:
Allowance for loan losses as a % of:
Loans	2.05%	1.73	1.19	1.27	1.43
Nonperforming loans	65%	69	99	918	5,617
Nonperforming assets as a % of:
Loans and foreclosed properties	5.22%	4.34	1.29	0.17	0.03
Total assets	2.61%	2.15	0.64	0.08	0.01
Nonperforming loans as % of loans	3.16%	2.49	1.20	0.14	0.03
Net charge-offs (recoveries) as a % of average loans	0.64%	0.84	0.17	(0.01)	0.05
Capital Adequacy:
Tier 1 risk-based capital ratio	14.57%	13.73	14.23	15.09	15.59
Total risk-based capital ratio	15.82%	14.98	15.22	16.12	16.68
Tier 1 Leverage ratio	8.47%	8.13	8.75	9.02	9.22
Other financial data:
Net interest margin (a)	2.86%	2.78	2.86	2.76	2.73
Effective income tax expense (benefit) rate	12.99%	(16.47)	23.36	24.46	25.99
Efficiency ratio (b)	58.87%	62.06	53.52	54.54	52.19
Selected period end balances:
Securities	$	315,220	334,762	302,656	318,373	301,937
Loans, net of unearned income	374,215	376,103	369,162	322,411	281,983
Allowance for loan losses	7,676	6,495	4,398	4,105	4,044
Total assets	763,829	773,382	745,970	688,659	635,126
Total deposits	607,127	579,409	550,843	492,585	469,648
Long-term debt	93,331	118,349	123,368	115,386	90,404
Total stockholders’ equity	56,368	56,183	57,128	53,018	48,418

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Selected Quarterly Financial Data

2010	2009

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Tax-equivalent interest income (a)	$8,423	8,819	8,899	9,096	9,570	9,610	9,652	9,635
Total interest expense	3,340	3,632	3,773	3,828	4,023	4,516	4,729	4,751

Tax equivalent net interest income (a)	5,083	5,187	5,126	5,268	5,547	5,094	4,923	4,884

Provision for loan losses	650	730	750	1,450	2,900	1,100	700	550
Total noninterest income (loss)	321	1,857	2,792	2,296	799	1,159	1,263	(89)
Total noninterest expense	3,630	4,366	4,809	3,636	3,735	3,421	3,924	3,553

Net earnings before income taxes and tax-equivalent adjustment	1,124	1,948	2,359	2,478	(289)	1,732	1,562	692
Tax-equivalent adjustment	441	449	438	437	438	432	404	359
Income tax (benefit) expense	(195)	255	314	424	(930)	277	226	87

Net earnings	$878	1,244	1,607	1,617	203	1,023	932	246

Per share data:
Basic and diluted net earnings	$0.24	0.34	0.44	0.44	0.06	0.28	0.26	0.07
Cash dividends declared	$0.195	0.195	0.195	0.195	0.19	0.190	0.190	0.190
Weighted average shares outstanding
Basic and diluted	3,642,718	3,642,701	3,642,877	3,643,116	3,643,395	3,644,097	3,644,491	3,646,827
Shares outstanding, at period end	3,642,718	3,642,718	3,642,693	3,643,112	3,643,117	3,644,097	3,644,097	3,644,957
Book value	$15.47	16.73	16.21	15.86	15.42	16.03	14.53	15.14
Common stock price
High	$22.00	22.00	21.00	21.95	25.98	29.99	30.00	26.40
Low	19.50	18.08	16.86	17.61	18.93	22.50	21.75	18.07
Period-end	$20.06	20.35	18.80	20.65	19.69	24.40	28.50	21.00
To earnings ratio	13.74	x	15.78	15.41	19.86	29.39	28.05	25.22	15.22
To book value	130%	122	116	130	128	152	196	139
Performance ratios:
Return on average equity	5.68%	8.31	10.96	11.31	1.37	7.64	6.63	1.70
Return on average assets	0.45%	0.64	0.82	0.82	0.10	0.52	0.46	0.13
Dividend payout ratio	81.25%	57.35	44.32	44.32	316.67	67.86	73.08	271.43
Average equity to average assets	8.00%	7.68	7.47	7.30	7.63	6.78	7.00	7.45
Asset Quality:
Allowance for loan losses as a % of:
Loans	2.05%	1.91	1.75	1.72	1.73	1.42	1.24	1.21
Nonperforming loans	65%	82	72	60	69	64	720	100
Nonperforming assets as a % of :
Loans and foreclosed properties	5.22%	4.42	4.05	4.65	4.34	3.52	1.53	1.24
Total assets	2.61%	2.18	1.98	2.28	2.15	1.75	0.72	0.58
Nonperforming loans as % of loans	3.16%	2.34	2.43	2.87	2.49	2.20	0.17	1.21
Net charge-offs as % of average loans	0.16%	0.14	0.76	1.48	1.95	0.31	0.63	0.45
Capital Adequacy:
Tier 1 risk-based capital ratio	14.57%	14.53	14.25	13.76	13.73	13.70	13.81	13.77
Total risk-based capital ratio	15.82%	15.78	15.49	15.01	14.98	14.88	14.82	14.75
Tier 1 Leverage ratio	8.47%	8.39	8.27	8.17	8.13	8.05	7.89	8.10
Other financial data:
Net interest margin (a)	2.81%	2.85	2.82	2.94	3.02	2.74	2.64	2.72
Effective income tax rate	NM	%	17.01	16.35	20.77	NM	21.31	19.52	26.13
Efficiency ratio (b)	67.17%	61.98	60.74	48.07	58.86	54.71	63.43	74.10
Selected period end balances:
Securities	$315,220	322,118	333,107	333,660	334,762	338,924	349,472	358,425
Loans, net of unearned income	374,215	375,098	376,624	380,619	376,103	385,448	373,221	374,185
Allowance for loan losses	7,676	7,181	6,580	6,546	6,495	5,458	4,646	4,532
Total assets	763,829	777,846	784,124	791,324	773,382	786,042	800,910	802,450
Total deposits	607,127	602,508	605,755	608,588	579,409	597,591	616,442	609,206
Long-term debt	93,331	108,335	113,340	118,345	118,349	118,355	118,358	123,363
Total stockholders’ equity	56,368	60,937	59,042	57,778	56,183	58,405	52,948	55,180

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 4 - Average Balance and Net Interest Income Analysis

	Years ended December 31

		2010				2009			2008

(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate		Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$380,552	$21,809	5.73%	$	380,434	$21,864	5.75%	$347,176	$22,447	6.47%
Securities - taxable	246,610	8,208	3.33%		269,266	11,775	4.37%	258,160	13,199	5.11%
Securities - tax-exempt (2)	81,256	5,190	6.39%		74,794	4,804	6.42%	62,801	4,001	6.37%

Total securities	327,866	13,398	4.09%		344,060	16,579	4.82%	320,961	17,200	5.36%
Federal funds sold	13,984	29	0.21%		10,138	23	0.23%	3,197	61	1.91%
Interest bearing bank deposits	1,076	1	0.09%		1,135	1	0.09%	511	14	2.74%

Total interest-earning assets	723,478	35,237	4.87%		735,767	38,467	5.23%	671,845	39,722	5.91%
Cash and due from banks	12,267				14,172			13,132
Other assets	44,909				37,930			33,100

Total assets	$780,654			$	787,869			$718,077

Interest-bearing liabilities:
Deposits:
NOW	$88,070	612	0.69%	$	90,794	859	0.95%	$75,461	1,569	2.08%
Savings and money market	117,725	1,228	1.04%		93,484	1,054	1.13%	103,379	1,819	1.76%
Certificates of deposits less than $100,000	113,912	2,758	2.42%		112,894	3,743	3.32%	95,830	4,147	4.33%
Certificates of deposits and other time deposits of $100,000 or more	197,387	5,440	2.76%		221,028	7,483	3.39%	172,592	7,540	4.37%

Total interest-bearing deposits	517,094	10,038	1.94%		518,200	13,139	2.54%	447,262	15,075	3.37%
Short-term borrowings	3,530	23	0.65%		10,790	55	0.51%	16,604	324	1.95%
Long-term debt	112,312	4,512	4.02%		120,248	4,825	4.01%	123,108	5,092	4.14%

Total interest-bearing liabilities	632,936	14,573	2.30%		649,238	18,019	2.78%	586,974	20,491	3.49%
Noninterest-bearing deposits	84,837				78,244			72,914
Other liabilities	3,468				3,580			3,715
Stockholders’ equity	59,414				56,807			54,474

Total liabilities and stockholders’ equity	$780,654			$	787,869			$718,077

Net interest income and margin		$20,664	2.86%			$20,448	2.78%		$19,231	2.86%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Volume and Rate Variance Analysis

	Years ended December 31, 2010 vs. 2009			Years ended December 31, 2009 vs. 2008

	Net Change	Due to change in		Net Change	Due to change in

(Dollars in thousands)		Rate (2)	Volume (2)		Rate (2)	Volume (2)

Interest Income:
Loans and loans held for sale	$(55)	(62)	7	$(583)	(2,494)	1,911
Securities - taxable	(3,567)	(2,813)	(754)	(1,424)	(1,910)	486
Securities - tax-exempt (1)	386	(27)	413	803	33	770

Total securities	(3,181)	(2,840)	(341)	(621)	(1,877)	1,256
Federal funds sold	6	(2)	8	(38)	(54)	16
Interest bearing bank deposits	—	—	—	(13)	(14)	1

Total interest income	$(3,230)	(2,904)	(326)	$(1,255)	(4,439)	3,184

Interest expense:
Deposits:
NOW	$(247)	(228)	(19)	$(710)	(855)	145
Savings and money market	174	(79)	253	(765)	(654)	(111)
Certificates of deposits less than $100,000	(985)	(1,009)	24	(404)	(970)	566
Certificates of deposits and other time deposits of $100,000 or more	(2,043)	(1,392)	(651)	(57)	(1,697)	1,640

Total interest-bearing deposits	(3,101)	(2,708)	(393)	(1,936)	(4,176)	2,240
Short-term borrowings	(32)	15	(47)	(269)	(240)	(29)
Long-term debt	(313)	6	(319)	(267)	(153)	(114)

Total interest expense	(3,446)	(2,687)	(759)	(2,472)	(4,569)	2,097

Net interest income	$216	(217)	433	$1,217	130	1,087

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 6 - Loan Portfolio Composition

	December 31

(In thousands)	2010	2009	2008	2007	2006

Commercial and industrial	$53,288	53,884	53,883	50,797	45,702
Construction and land development	47,850	56,820	67,420	45,724	24,683
Commercial real estate	166,241	156,928	132,818	120,789	109,774
Residential real estate	96,241	97,407	102,835	93,888	92,830
Consumer installment	10,676	11,236	12,463	11,525	9,328

Total loans	374,296	376,275	369,419	322,723	282,317
Less: unearned income	(81)	(172)	(257)	(312)	(334)

Loans, net of unearned income	374,215	376,103	369,162	322,411	281,983
Less: allowance for loan losses	(7,676)	(6,495)	(4,398)	(4,105)	(4,044)

Loans, net	$366,539	369,608	364,764	318,306	277,939

Table 7 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2010

(Dollars in thousands)	1 year or less	1 to 5 years	After 5 years	Total	Adjustable Rate	Fixed Rate	Total

Commercial and industrial	$5,993	42,184	5,111	53,288	$31,378	21,910	53,288
Construction and land development	225	39,901	7,724	47,850	35,932	11,918	47,850
Commercial real estate	—	127,429	38,812	166,241	47,633	118,608	166,241
Residential real estate	395	35,571	60,275	96,241	53,828	42,413	96,241
Consumer installment	463	8,667	1,546	10,676	1,337	9,339	10,676

Total loans	$7,076	253,752	113,468	374,296	$170,108	204,188	374,296

Table 8 - Allowance for Loan Losses and Nonperforming Assets

	Years ended December 31

(Dollars in thousands)	2010	2009	2008	2007	2006

Allowance for loan losses:
Balance at beginning of period	$6,495	4,398	4,105	4,044	3,843
Charge-offs:
Commercial and industrial	(537)	(495)	(454)	(62)	(37)
Construction and land development	(1,487)	(2,088)	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	(552)	(704)	(153)	(143)	(106)
Consumer installment	(111)	(61)	(98)	(45)	(46)

Total charge-offs	(2,687)	(3,348)	(705)	(250)	(189)

Recoveries:
Commercial and industrial	63	47	102	14	13
Construction and land development	54	50	—	—	—
Commercial real estate	—	—	—	69	7
Residential real estate	151	92	6	199	4
Consumer installment	20	6	20	6	36

Total recoveries	288	195	128	288	60

Net (charge-offs) recoveries	(2,399)	(3,153)	(577)	38	(129)
Provision for loan losses	3,580	5,250	870	23	330

Ending balance	$7,676	6,495	4,398	4,105	4,044

as a % of loans	2.05%	1.73	1.19	1.27	1.43
as a % of nonperforming loans	65%	69	99	918	5,617
Net charge-offs as a % of average loans	0.64%	0.84	0.17	(0.01)	0.05

Nonperforming assets:
Nonaccrual/nonperforming loans	$11,833	9,352	4,431	447	72
Other nonperforming assets (primarily other real estate owned)	8,125	7,292	324	98	—

Total nonperforming assets	$19,958	16,644	4,755	545	72

as a % of loans and foreclosed properties	5.22%	4.34	1.29	0.17	0.03
as a % total assets	2.61%	2.15	0.64	0.08	0.01
Nonperforming loans as a % of total loans	3.16%	2.49	1.20	0.14	0.03
Accruing loans 90 days or more past due	$—	5	104	4	—

Table 9 - Allocation of Allowance for Loan Losses

	Years ended December 31

	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$973	13.9	$784	14.3	$417	14.6	$620	15.7	$555	16.2
Construction and land development	2,223	12.5	2,063	15.1	873	18.3	613	14.2	360	8.7
Commercial real estate	2,893	43.4	1,264	41.7	1,175	36.0	1,237	37.4	1,367	38.9
Residential real estate	1,336	27.4	1,706	25.9	1,430	27.8	1,214	29.1	1,241	32.9
Consumer installment	141	2.8	227	3.0	166	3.4	118	3.6	91	3.3
Unallocated	110		451		337		303		430

Total allowance for loan losses	$7,676	100.0	$6,495	100.0	$4,398	100.0	$4,105	100.0	$4,044	100.0

*	Loan balance in each category expressed as a percentage of total loans.

Table 10 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2010

Maturity of:
3 months or less	$26,531
Over 3 months through 6 months	11,881
Over 6 months through 12 months	45,380
Over 12 months	106,485

Total CDs and other time deposits of $100,000 or more(1)	$190,277

(1) includes brokered certificates of deposit

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, and the results of the audit process described below, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Under the direction of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama

March 29, 2011

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31

(Dollars in thousands, except share data)	2010	2009

Assets:
Cash and due from banks	$11,432	$11,567
Federal funds sold	7,500	—
Interest bearing bank deposits	2,492	828

Cash and cash equivalents	21,424	12,395

Securities available-for-sale	315,220	334,762
Loans held for sale	4,281	4,881
Loans, net of unearned income	374,215	376,103
Allowance for loan losses	(7,676)	(6,495)

Loans, net	366,539	369,608

Premises and equipment, net	8,105	8,282
Bank-owned life insurance	16,171	15,719
Other real estate owned	8,125	7,292
Other assets	23,964	20,443

Total assets	$763,829	$773,382

Liabilities:
Deposits:
Noninterest-bearing	$87,660	$76,497
Interest-bearing	519,467	502,912

Total deposits	607,127	579,409
Federal funds purchased and securities sold under agreements to repurchase	2,685	15,960
Long-term debt	93,331	118,349
Accrued expenses and other liabilities	4,318	3,481

Total liabilities	707,461	717,199

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,752	3,751
Retained earnings	61,421	58,917
Accumulated other comprehensive (loss) income, net	(2,201)	111
Less treasury stock, at cost - 314,417 shares and 314,018 shares for December 31, 2010 and 2009, respectively	(6,643)	(6,635)

Total stockholders’ equity	56,368	56,183

Total liabilities and stockholders’ equity	$763,829	$773,382

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Years ended December 31

(Dollars in thousands, except share and per share data)	2010	2009	2008

Interest income:
Loans, including fees	$21,809	$21,864	$22,447
Securities	11,633	14,946	15,839
Federal funds sold and interest bearing bank deposits	30	24	75

Total interest income	33,472	36,834	38,361

Interest expense:
Deposits	10,038	13,139	15,075
Short-term borrowings	23	55	324
Long-term debt	4,512	4,825	5,092

Total interest expense	14,573	18,019	20,491

Net interest income	18,899	18,815	17,870
Provision for loan losses	3,580	5,250	870

Net interest income after provision for loan losses	15,319	13,565	17,000

Noninterest income:
Service charges on deposit accounts	1,280	1,243	1,252
Mortgage lending	3,042	4,048	1,694
Bank-owned life insurance	452	424	470
Other	1,069	1,120	1,954
Securities gains (losses), net
Realized gains, net	3,451	2,847	357
Total other-than-temporary impairments	(2,238)	(6,807)	(1,525)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	210	257	—

Total securities gains (losses), net	1,423	(3,703)	(1,168)

Total noninterest income	7,266	3,132	4,202

Noninterest expense:
Salaries and benefits	7,950	7,819	7,278
Net occupancy and equipment	1,450	1,500	1,314
Professional fees	702	799	511
FDIC and other regulatory assessments	1,092	1,322	358
Other real estate owned, net	1,378	43	67
Prepayment penalty on long-term debt	679	—	—
Other	3,190	3,150	3,014

Total noninterest expense	16,441	14,633	12,542

Earnings before income taxes	6,144	2,064	8,660
Income tax expense (benefit)	798	(340)	2,023

Net earnings	$5,346	$2,404	$6,637

Net earnings per share:
Basic and diluted	$1.47	$0.66	$1.81

Weighted average shares outstanding:
Basic and diluted	3,642,851	3,644,691	3,674,384

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
(Dollars in thousands, except share and per share data)	Shares	Amount

Balance, December 31, 2007	3,957,135	$39	$3,748	$55,362	$(397)	$(5,734)	$53,018
Comprehensive income:
Net earnings	—	—	—	6,637	—	—	6,637
Other comprehensive income due to change in unrealized gain on securities available for sale, net	—	—	—	—	1,000	—	1,000

Total comprehensive income	—	—	—	6,637	1,000	—	7,637

Cash dividends paid ($0.74 per share)	—	—	—	(2,716)	—	—	(2,716)
Stock repurchases (34,932 shares)	—	—	—	—	—	(813)	(813)
Sale of treasury stock (70 shares)	—	—	1	—	—	1	2

Balance, December 31, 2008	3,957,135	$39	$3,749	$59,283	$603	$(6,546)	$57,128

Comprehensive income:
Net earnings	—	—	—	2,404	—	—	2,404
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(162)	—	(162)
Other comprehensive loss due to change in unrealized loss on securities available for sale, net	—	—	—	—	(330)	—	(330)

Total comprehensive income	—	—	—	2,404	(492)	—	1,912

Cash dividends paid ($0.76 per share)		—	—	(2,770)	—		(2,770)
Stock repurchases (3,955 shares)		—	—	—	—	(90)	(90)
Sale of treasury stock (125 shares)		—	2	—	—	1	3

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$(6,635)	$56,183

Comprehensive income:
Net earnings	—	—	—	5,346	—	—	5,346
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(133)	—	(133)
Other comprehensive loss due to change in unrealized loss on securities available for sale, net		—	—	—	(2,179)	—	(2,179)

Total comprehensive income		—	—	5,346	(2,312)	—	3,034

Cash dividends paid ($0.78 per share)		—	—	(2,842)	—	—	(2,842)
Stock repurchases (484 shares)		—	—	—	—	(9)	(9)
Sale of treasury stock (85 shares)		—	1	—	—	1	2

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31

(In thousands)	2010	2009	2008

Cash flows from operating activities:
Net earnings	$5,346	$2,404	$6,637
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,580	5,250	870
Depreciation and amortization	902	705	1,052
Premium amortization and discount accretion, net	2,071	1,562	5
Deferred tax benefit	(777)	(2,190)	(668)
Net (gain) loss on securities available for sale	(1,423)	1,723	1,168
Net gain on sale of loans held for sale	(2,691)	(3,701)	(606)
Net loss on nonmarketable equity investments	—	1,980	—
Net loss (gain) on other real estate owned	1,217	(64)	8
Loans originated for sale	(100,721)	(157,041)	(79,947)
Proceeds from sale of loans	103,488	158,766	79,712
Net loss (gain) on disposition of premises and equipment	4	—	(1,064)
Increase in cash surrender value of bank owned life insurance	(452)	(424)	(470)
Loss on prepayment of long-term debt	679	—	—
Net increase in other assets	(1,677)	(4,409)	(979)
Net increase (decrease) in accrued expenses and other liabilities	837	(240)	298

Net cash provided by operating activities	10,383	4,321	6,016

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	180,206	146,966	67,431
Proceeds from maturities and calls of securities available-for-sale	194,570	105,497	67,933
Purchase of securities available-for-sale	(359,547)	(288,633)	(119,202)
Net increase in loans	(3,221)	(17,593)	(47,975)
Net purchases of premises and equipment	(146)	(824)	(2,210)
Proceeds from the sale of premises and equipment	—	—	1,606
Proceeds from sale of other real estate owned	660	724	412
Improvements to other real estate owned	—	(129)	—
Net decrease (increase) in FHLB stock	227	(107)	(452)

Net cash provided by (used in) investing activities	12,749	(54,099)	(32,457)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	11,163	(1,516)	7,772
Net increase in interest-bearing deposits	16,555	30,082	50,486
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(13,275)	5,050	(13,337)
Proceeds from issuance of long-term debt	—	—	18,000
Repayments or retirement of long-term debt	(25,697)	(5,019)	(10,018)
Stock repurchases	(9)	(90)	(813)
Proceeds from sale of treasury stock	2	3	2
Dividends paid	(2,842)	(2,770)	(2,716)

Net cash (used in) provided by financing activities	(14,103)	25,740	49,376

Net change in cash and cash equivalents	9,029	(24,038)	22,935
Cash and cash equivalents at beginning of period	12,395	36,433	13,498

Cash and cash equivalents at end of period	$21,424	$12,395	$36,433

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,044	$18,560	$20,551
Income taxes	2,113	1,830	3,068
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	2,710	7,499	647

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of the allowance for loan losses, fair value measurements, valuation of other real estate owned, and valuation of deferred tax assets.

Correction of Accounting Errors

Income tax benefit for the year ended December 31, 2009 included a $281 thousand tax benefit related to the correction of an error in prior periods that resulted from the incorrect calculation of tax basis for certain available-for-sale securities, primarily related to periods prior to January 1, 2007. Other noninterest income for the year ended December 31, 2008 included a $452 thousand pre-tax charge ($285 thousand after-tax) related to the correction of an error in prior periods that resulted from the incorrect application of the equity method of accounting for an investment in an affordable housing limited partnership, primarily related to the years ended December 31, 2005, 2006 and 2007. Management believes the impact of these corrections are not material to current or prior period financial statements and the Company’s Audit Committee of the Board of Directors, based on information reviewed by management with the Audit Committee, concurs with management’s conclusion.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Accounting Standards Adopted in 2010

In the first quarter of 2010, the Company adopted new guidance related to the following Codification topics:

•	Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets;

•	ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest;

•	ASU 2010-06, Improving Disclosures about Fair Value Measurements; and

•	ASU 2010-10, Consolidation: Amendments for Certain Investment Funds.

In the third quarter of 2010, the Company adopted new guidance related to the following Codification topic:

•	ASU 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives.

In the fourth quarter of 2010, the company adopted new guidance related to the following Codification topics:

•	ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses; and

•	ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update.

Information about these pronouncements is described in more detail below.

ASU 2009-16, Accounting for Transfers of Financial Assets, modifies certain guidance contained in FASB Accounting Standards Codification (“ASC”) 860, Transfers and Servicing. This standard eliminates the concept of qualifying special purpose entities (QSPEs) and provides additional criteria transferors must use to evaluate transfers of financial assets. To determine if a transfer is to be accounted for as a sale, the transferor must assess whether it and all of the entities included in its consolidated financial statements have surrendered control of the assets. A transferor must consider all arrangements or agreements made or contemplated at the time of transfer before reaching a conclusion on whether control has been relinquished. The standard also addresses situations in which a portion of a financial asset is transferred. In such instances the transfer can only be accounted for as a sale when the transferred portion is considered to be a participating interest, as defined, and also requires that any assets or liabilities retained from a transfer accounted for as a sale be initially recognized at fair value. This standard was effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on and after the effective date. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amends several key consolidation provisions related to variable interest entities (“VIEs”), which are included in FASB ASC 810, Consolidation. First, the scope of the standard includes entities that are currently designated as QSPEs. Second, the standard changes the approach companies use to identify the VIEs for which they are deemed to be the primary beneficiary and are required to consolidate. Under the former rules, the primary beneficiary is the entity that absorbs the majority of a VIE’s losses and receives the majority of the VIE’s returns. The new guidance identifies a VIE’s primary beneficiary as the entity that has the power to direct the VIE’s significant activities that effect the economic performance of the entity, and has an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. Third, the standard requires companies to continually reassess whether they are the primary beneficiary of a VIE. The former rules only require companies to reconsider primary beneficiary conclusions when certain triggering events have occurred. The standard was effective for the Company as of January 1, 2010, and applies to all current QSPEs and VIEs, and VIEs created after the effective date. Adoption of this standard did not have a significant impact on the consolidated financial statements of the Company.

ASU 2010-6, Improving Disclosures about Fair Value Measurements, amends AS 820, Fair Value Measurements and Disclosures. ASU 2010-6 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-6 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications in ASU 2010-06 became effective for the Company on January 1, 2010. Adoption did not affect the Company’s consolidated financial results, since it amended only the disclosure requirements for fair value measurements. See Note 16 of the Consolidated Financial Statements.

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

ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requires enhanced disclosures for the allowance for credit losses and financing receivables, which include certain loans and long-term accounts receivable. Companies will be required to disaggregate credit quality information, including receivables on nonaccrual status, aging of past due receivables, and the roll forward of the allowance for credit losses, by portfolio segment or class of financing receivable. Portfolio segment is the level at which an entity evaluates credit risk and determines its allowance for credit losses, and class of financing receivable is generally a lower level of portfolio segment. This guidance was effective for the Company in the fourth quarter of 2010 with prospective application. Companies must also provide more granular information on the nature and extent of TDRs and their effect on the allowance for credit losses. Under ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, these TDR disclosures have been deferred to coincide with a separate FASB TDR project, with an expected effective date in second quarter 2011. Adoption of this standard did not affect the Company’s consolidated financial results, since it amended only the disclosure requirements for the allowance for loan losses. See Note 5 of the Consolidated Financial Statements.

Cash Equivalents

Cash on hand, cash items in process of collection, amounts due from banks, and federal funds sold are included in cash and cash equivalents.

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2010, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are calculated using a method that approximates the effective interest method over the anticipated life of the security, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregated basis. Estimated fair value is determined on the basis of existing commitments or the current market value of similar loans. Loan sales are recognized when the transaction closes, the proceeds are collected, and ownership is transferred. Continuing involvement, through the sales agreement, consists of the right to service the loan for a fee for the life of the loan, if applicable. Gains on the sale of loans held for sale are recorded as part of mortgage lending income in the Consolidated Statements of Earnings.

In the course of conducting the Company’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, various representations and warranties are made to the purchaser of the mortgage loans. Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Under the representations and warranties, failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. During 2010, no loans were repurchased and no reimbursements for investor losses were made by the Company.

Loans

Loans are reported at their outstanding principal balances, net of any unearned income, charge-offs, and any deferred fees or costs on originated loans. Interest income is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized as an adjustment to the related loan yield using a method that approximates the interest method. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period, which results in a recorded amount that approximates fair value.

The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-collateralized and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status are reversed against current interest income. Interest collections on nonaccrual loans are generally applied as principal reductions. The Company determines past due or delinquency status of a loan based on contractual payment terms.

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

Impaired loans also included troubled debt restructurings (“TDRs”). In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered, where the borrowers are experiencing financial difficulty. The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructure occurs. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure. TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management believes is adequate to absorb probable losses inherent in the loan portfolio. Loan losses are charged against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, growth, composition of the loan portfolio, homogeneous pools of loans, risk ratings of specific loans, historical loan loss factors, identified impaired loans and other factors related to the portfolio. This evaluation is performed quarterly and is inherently subjective, as it requires various material estimates that are susceptible to significant change, including the amounts and timing of future cash flows expected to be received on any impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on a straight-line method over the useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Other Real Estate Owned

Other real estate owned (“OREO”) includes properties acquired through, or in lieu of, loan foreclosure that are held for sale and are initially recorded at the lower of the loan’s carrying amount or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value amount or fair value less cost to sell. Gains or losses realized upon sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of Other real estate owned, net, within noninterest expense.

Nonmarketable equity investments

Nonmarketable equity investments include equity securities that are not publicly traded and securities acquired for various purposes. The Bank is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which the Bank has an ongoing business relationship based on the common stock and surplus (Federal Reserve Bank) or outstanding borrowings (Federal Home Loan Bank of Atlanta) of the Bank. These securities are accounted for under the cost method and are included in other assets. For cost-method investments, on a quarterly basis, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment. If the Company determines that a decline in value is other-than-temporary, the Company will recognize the estimated loss in securities gains (losses), net.

Transfers of Financial Assets

Transfers of an entire financial asset (i.e. loan sales), a group of entire financial assets, or a participating interest in an entire financial asset (i.e. loan participations sold) are accounted for as sales when control over the assets have been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is analyzed monthly and is adjusted to reflect changes in prepayment speeds, as well as other factors. MSRs are evaluated for impairment based on the fair value of those assets. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established through a charge to earnings. The valuation reserve is adjusted as the fair value changes. MSRs are included in the other assets category in the accompanying consolidated balance sheets.

Derivative Instruments

In accordance with FASB ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheet at their respective fair values.

The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If the derivative instrument is not designated as part of a hedging relationship, the gain or loss on the derivative instrument is recognized in earnings in the period of change. None of the derivatives utilized by the Company have been designated as a hedge.

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

Income tax expense or benefit for the year is allocated among continuing operations and other comprehensive income (loss), as applicable. The amount allocated to continuing operations is the income tax effect of the pretax income or loss from continuing operations that occurred during the year, plus or minus income tax effects of (1) changes in certain circumstances that cause a change in judgment about the realization of deferred tax assets in future years, (2) changes in income tax laws or rates, and (3) changes in income tax status, subject to certain exceptions. The amount allocated to other comprehensive income (loss) is related solely to changes in the valuation allowance on items that are normally accounted for in other comprehensive income (loss) such as unrealized gains or losses on available-for-sale securities.

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

Fair Value Measurements

FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. For more information related to fair value measurements, please refer to Note 16.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2010. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Earnings Per Share

Basic net earnings per share are computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. As of December 31, 2010, 2009 and 2008, the Company had no options issued or outstanding and therefore no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31, 2010, 2009 and 2008, respectively, is presented below.

	Years ended December 31
(Dollars in thousands, except share and per share data)	2010	2009	2008

Basic and diluted:
Net earnings	$5,346	$2,404	$6,637
Average common shares outstanding	3,642,851	3,644,691	3,674,384

Earnings per share	$1.47	$0.66	$1.81

NOTE 2: VARIABLE INTEREST ENTITIES

The Company is involved in various entities that are considered to be VIEs, as defined by authoritative accounting literature. Generally, a VIE is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At December 31, 2010, the Company did not have any consolidated VIEs to disclose but did have certain nonconsolidated VIEs, discussed below.

Trust Preferred Securities

The Company owns the common stock of a subsidiary business trust, Auburn National Bancorporation Capital Trust I, which issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $7.0 million at the time of issuance. This trust meets the definition of a VIE of which the Company is not the primary beneficiary; the trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures of approximately $7.2 million are included in long-term debt and the Company’s equity interest in the business trust is included in other assets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 Capital until further notice.

Affordable Housing Investments

Periodically, the Company may invest in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. These projects are funded through a combination of debt and equity and the partnerships meet the definition of a VIE. While the Company’s investment as a limited partner in a single entity may at times exceed 50% of the outstanding equity interests, the Company does not consolidate the partnerships due to the nature of the management activities of the general partner and the performance guaranties provided by the project sponsors giving them the majority of the variability.

The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of December 31, 2010 and 2009, the Company had limited parternship investments of $3.4 million and $0.3 million, respectively, related to these projects, which are included in Other assets on the Consolidated Balance Sheets.

When commitments to fund affordable housing investments are contingent upon a future event, a liability must be recognized when that contingent event becomes probable. At December 31, 2010, total unfunded commitments outstanding for affordable housing investments were $4.4 million, of which $1.9 million was included in other liabilities. At December 31, 2009, the Company had no unfunded commitments related to affordable housing investments.

Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at December 31, 2010 and 2009, respectively. The funded portion of these loans was approximately $8.9 million at December 31, 2010. There was no funded portion for any of the outstanding loan commitments with certain of the partnerships at December 31, 2009. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

The following table summarizes VIEs that are not consolidated by the Company as of December 31, 2010.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Affordable housing investments (a)	$5,877	$1,871	Other assets
Trust preferred issuances	N/A	7,217	Long-term debt

(a)	Maximum loss exposure represents $3.4 million of current investments and $2.5 million of contractual funding commitments contingent upon future events. The current investment of $3.4 million includes undisbursed equity contributions of $1.9 million the Company was contractually obligated to pay at December 31, 2010. The accrued commitment amount was included in other liabilities.

NOTE 3: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At December 31, 2010 and 2009, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 4: SECURITIES

At December 31, 2010 and 2009, respectively, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2010 and 2009, respectively, are presented below.

	December 31, 2010
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost

Available-for-sale:
Agency obligations (a)	$—	—	37,821	52,650	90,471	95	1,017	91,393
Agency RMBS (a)	—	—	9,976	133,168	143,144	1,566	1,441	143,019
State and political subdivisions	21	856	13,547	62,342	76,766	472	2,801	79,095
Trust preferred securities:
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	2,129	2,129	—	153	2,282
Corporate debt	—	2,690	—	—	2,690	—	—	2,690

Total available-for-sale	$21	3,546	61,344	250,309	315,220	2,133	5,622	318,709

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2009
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	cost

Available-for-sale:
Agency obligations (a)	$—	—	42,626	47,594	90,220	363	630	90,487
Agency RMBS (a)	—	—	5,261	153,381	158,642	3,264	380	155,758
State and political subdivisions	—	382	16,073	65,107	81,562	1,031	578	81,109
Trust preferred securities:
Pooled	—	—	—	23	23	—	257	280
Individual issuer	—	—	—	1,440	1,440	—	2,010	3,450
Corporate debt	—	2,142	733	—	2,875	—	626	3,501

Total available-for-sale	$—	2,524	64,693	267,545	334,762	4,658	4,481	334,585

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $171.1 million and $203.4 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in Other assets in the Consolidated Balance Sheets are cost-method investments. The carrying amounts of cost-method investments were $5.8 million and $6.0 million at December 31, 2010 and 2009, respectively. Cost-method investments primarily include nonmarketable equity investments, such as Federal Home Loan Bank (“FHLB”) of Atlanta stock and Federal Reserve Bank stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2010 and 2009, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2010:
Agency obligations	$45,351	1,017	—	—	45,351	1,017
Agency RMBS	89,840	1,441	—	—	89,840	1,441
State and political subdivisions	49,176	2,323	3,207	478	52,383	2,801
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	847	153	847	153

Total	$184,367	4,781	4,074	841	188,441	5,622

December 31, 2009:
Agency obligations	$46,219	630	—	—	46,219	630
Agency RMBS	48,343	380	—	—	48,343	380
State and political subdivisions	18,868	351	2,837	227	21,705	578
Trust preferred securities:
Pooled	13	37	10	220	23	257
Individual issuer	—	—	1,440	2,010	1,440	2,010
Corporate debt	—	—	2,876	626	2,876	626

Total	$113,443	1,398	7,163	3,083	120,606	4,481

The applicable dates for determining when securities are in an unrealized loss position are December 31, 2010 and 2009. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

The Company recognized approximately $0.8 million in other-than-temporary impairment in 2010 related to corporate debt securities that management intended to sell at December 31, 2010. These securities were disposed of in January of 2011 and are not included in the above table, as any related unrealized losses were recognized in earnings. For the securities in the above table, the Company does not have the intent to sell and has determined for securities evaluated at December 31, 2010, it is not more likely-than-not that the Company will be required to sell the security before recovery of the amortized cost basis, which may be maturity. The Company has assessed each security for credit impairment. For debt securities, the Company evaluates, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For cost-method investments, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment.

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

Cost-method investments

At December 31, 2010, cost-method investments with an aggregate cost of $5.8 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

The carrying values of the Company’s investment securities could decline in the future if the underlying performance of the collateral for pooled trust preferred securities, the financial condition of individual issuers of trust preferred securities, or the credit quality of other securities deteriorate and the Company determines it is probable that it will not recover the entire amortized cost basis for the security. As a result, there is a risk that significant other-than-temporary impairment charges may occur in the future.

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at December 31, 2010 and 2009, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of December 31, 2010

				Unrealized losses			Life-to-date
	Credit Rating		Fair value	Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch		12 months	or longer	Total	Charges

Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	C	$20	—	210	210	$1,770

Total pooled			20	—	210	210	1,770

Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	312	—	—	—	138
Main Street Bank Statutory Trust I (c)	n/a	n/a	438	—	62	62	—
MNB Capital Trust I	n/a	n/a	152	—	—	—	348
PrimeSouth Capital Trust I	n/a	n/a	197	—	—	—	303
TCB Trust	n/a	n/a	409	—	91	91	—
United Community Capital Trust	n/a	n/a	621	—	—	—	379

Total individual issuer			2,129	—	153	153	1,168

Total trust preferred securities			$2,149	$—	363	363	$2,938

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.
(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.
(c)	Now an obligation of BB&T Corporation.

Trust Preferred Securities as of December 31, 2009

				Unrealized losses			Life-to-date
	Credit Rating		Fair value	Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch		12 months	or longer	Total	Charges

Pooled:
ALESCO Preferred Funding XVII, Ltd. (a)	Ca	B	$10	—	220	220	$1,770
U.S. Capital Funding IV, Ltd. (b)	Ca	CC	13	37	—	37	2,450

Total pooled			23	37	220	257	4,220
Individual issuer (c):
Carolina Financial Capital Trust I	n/a	n/a	90	—	360	360	—
Main Street Bank Statutory Trust I (d)	n/a	n/a	275	—	225	225	—
MNB Capital Trust I	n/a	n/a	125	—	375	375	—
PrimeSouth Capital Trust I	n/a	n/a	125	—	375	375	—
TCB Trust	n/a	n/a	325	—	175	175	—
United Community Capital Trust	n/a	n/a	500	—	500	500	—

Total individual issuer			1,440	—	2,010	2,010	—

Total trust preferred securities			$1,463	$37	2,230	2,267	$4,220

n/a - not applicable, securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.
(b)	Class B-2 Fixed/Floating Rate Senior Surbordinate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.
(c)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.
(d)	Now an obligation of BB&T Corporation.

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

At December 31, 2010 and 2009, respectively, there was no excess subordination for the Class B notes of ALESCO Preferred Funding XVII, Ltd.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the years ended December 31, 2010 and 2009 for credit-impaired debt securities are presented as additions in two components based upon whether the current year is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Years ended December 31

(Dollars in thousands)	2010	2009

Balance, beginning of period	$4,570	$—
Additions:
Initial credit impairments	1,160	2,663
Subsequent credit impairments	58	1,907
Reductions:
Securities sold	(975)	—
Securities fully written-down and deemed worthless	(1,875)	—

Balance, end of period	$2,938	$4,570

Other-Than-Temporary Impairment

The following table presents details of other-than-temporary impairment related to securities, including equity securities carried at cost, for the years ended December 31, 2010 and 2009.

	Years ended December 31

(Dollars in thousands)	2010	2009

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Corporate debt securities	$810	$—
Pooled trust preferred securities	50	2,695
Individual issuer trust preferred securities	1,168	1,875

Total debt securities	2,028	4,570
Cost-method investments	—	1,980

Total other-than-temporary impairment charges	$2,028	$6,550

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$1,218	4,570
Securities with intent to sell	810	—
Recorded directly to other comprehensive income for non-credit related impairment	210	257

Total other-than-temporary impairment on debt securities	$2,238	$4,827

Realized Gains and Losses

The following table presents the gross realized gains and losses on securities, including cost-method investments. Realized losses include other-than-temporary impairment charges.

	Years ended December 31
(Dollars in thousands)	2010	2009	2008

Gross realized gains	$3,496	$2,881	$406
Gross realized losses	(2,073)	(6,584)	(1,574)

Net realized gains (losses)	$1,423	$(3,703)	$(1,168)

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

Loan Portfolio

	December 31
(In thousands)	2010	2009

Commercial and industrial	$53,288	$53,884
Construction and land development	47,850	56,820
Commercial real estate:
Owner occupied	76,252	78,695
Other	89,989	78,233

Total commercial real estate	166,241	156,928
Residential real estate:
Consumer mortgage	57,562	62,259
Investment property	38,679	35,148

Total residential real estate	96,241	97,407
Consumer installment	10,676	11,236

Total loans	374,296	376,275
Less: unearned income	(81)	(172)

Loans, net of unearned income	$374,215	$376,103

Loans secured by real estate were approximately 82.9% of the total loan portfolio at December 31, 2010. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At December 31, 2010, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

In accordance with ASC 310, a portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. The Company’s loan portfolio is disaggregated into the following portfolio segments: commercial and industrial, construction and land development, commercial real estate, residential real estate and consumer installment. The Company’s loan portfolio segments were determined based on collateral type. Where appropriate, the Company’s loan portfolio segments are further disaggregated into classes. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and determining credit risk.

The following describe the risk characteristics relevant to each of the portfolio segments.

Commercial and Industrial (“C&I”)— includes loans to finance business operations, equipment purchases, or other needs for small and medium-sized commercial customers. Also included in this category are loans to finance agricultural production. Generally the primary source of repayment is the cash flow from business operations and activities of the borrower.

Construction and land development (“C&D”)— includes both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions. Also included are loans and lines for construction of residential, multi-family and commercial buildings. Generally the primary source of repayment is dependent upon the sale or refinance of the real estate collateral.

Commercial real estate(“CRE”) — includes loans disaggregated into two classes: (1) owner occupied and (2) other.

•

Owner occupied – includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers. Generally the primary source of repayment is the cash flow from business operations and activities of the borrower, who owns the property.

•

Other – primarily includes loans to finance income-producing commercial and multi-family properties. Loans in this class include loans for neighborhood retail centers, hotels, medical and professional offices, single retail stores, industrial buildings, warehouses and apartments leased generally to local businesses and residents. Generally the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.

Residential real estate (“RRE”) — includes loans disaggregated into two classes: (1) consumer mortgage and (2) investment property.

•

Consumer mortgage – primarily include first lien, or second lien mortgages and home equity lines to consumers that are secured by a primary residence or second home. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value.

•

Investment property – primarily includes loans to finance income-producing 1-4 family residential properties. Generally the primary source of repayment is dependent upon income generated from leasing the property securing the loan. The underwriting of these loans takes into consideration the rental rates as well as the financial health of the borrower.

Consumer installment — includes loans to individuals both secured by personal property and unsecured. Loans include personal lines of credit, automobile loans, and other retail loans. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and if applicable, property value.

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2010.

	December 31, 2010

		Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

(In thousands)	Current

Commercial and industrial	$52,643	124	—	52,767	521	$53,288
Construction and land development	43,547	201	—	43,748	4,102	47,850
Commercial real estate:
Owner occupied	73,419	—	—	73,419	2,833	76,252
Other	88,087	—	—	88,087	1,902	89,989

Total commercial real estate	161,506	—	—	161,506	4,735	166,241
Residential real estate:
Consumer mortgage	53,225	2,219	—	55,444	2,118	57,562
Investment property	37,556	767	—	38,323	356	38,679

Total residential real estate	90,781	2,986	—	93,767	2,474	96,241
Consumer installment	10,646	29	—	10,675	1	10,676

Total	$359,123	3,340	—	362,463	11,833	$374,296

At December 31, 2010 and 2009, nonaccrual loans amounted to $11.8 million and $9.4 million, respectively. The gross interest income which would have been recorded under the original terms of those loans had they been accruing interest, amounted to approximately $346 thousand, $161 thousand, and $199 thousand for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010 there were no loans 90 days past due and still accruing interest. At December 31, 2009, loans 90 days past due and still accruing interest amounted to $5 thousand.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2010, 2009 and 2008, is presented below.

	Years ended December 31

(Dollars in thousands)	2010	2009	2008

Balance at beginning of period	$6,495	4,398	4,105
Charge-offs	(2,687)	(3,348)	(705)
Recoveries	288	195	128

Net charge-offs	(2,399)	(3,153)	(577)
Provision for loan losses	3,580	5,250	870

Ending balance	$7,676	6,495	4,398

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing independent loan review process. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that we will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial loans, construction and land development loans, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2010, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups. The related adjustments increased the allowance for loan losses for this portfolio segment at December 31, 2010.

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

The Company maintains an unallocated amount for inherent factors that cannot be practically assigned to individual loan segments or categories. An example is the imprecision in the overall measurement process.

The Company constantly re-evaluates its practices in determining the allowance for loan losses. For example, in order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses by loan segment using a rolling 6 quarter historical period starting from the quarter ended September 30, 2010. Prior to September 30, 2010, the Company calculated average losses using a rolling 12 quarter historical period.

The following table details the allowance for loan losses at December 31, 2010 by portfolio segment:

	December 31, 2010

(In thousands)	(1) C&I	(2) C&D	(3) CRE	(4) RRE	Consumer Installment	Unallocated	Total

Allowance for loan losses	$972	2,223	2,893	1,336	141	111	$7,676

Individually evaluated	277	123	765	144	—	—	1,309
Collectively evaluated	695	2,100	2,128	1,192	141	111	6,367

Total loans	$53,288	47,850	166,241	96,241	10,676		$374,296

Individually evaluated	521	4,102	4,630	2,418	—		11,671
Collectively evaluated	52,767	43,748	161,611	93,823	10,676		362,625

(1)	Commercial and industrial.
(2)	Construction and land development.
(3)	Commercial real estate.
(4)	Residential real estate.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions and are defined as follows:

•

Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•

Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•

Accruing Substandard – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

	December 31, 2010

(In thousands)	Pass	Special Mention	Accruing Substandard	Nonaccrual	Total Loans

Commercial and industrial	$51,632	722	413	521	$53,288
Construction and land development	38,301	4,372	1,075	4,102	47,850
Commercial real estate:
Owner occupied	67,702	716	5,001	2,833	76,252
Other	84,354	3,718	15	1,902	89,989

Total commercial real estate	152,056	4,434	5,016	4,735	166,241
Residential real estate:
Consumer mortgage	48,620	2,700	4,124	2,118	57,562
Investment property	34,221	1,626	2,476	356	38,679

Total residential real estate	82,841	4,326	6,600	2,474	96,241
Consumer installment	10,426	133	116	1	10,676

Total	$335,256	13,987	13,220	11,833	$374,296

Impaired loans

The following table presents details related to the Company’s impaired loans. Loans which have been fully charged-off do not appear in the following table. The related allowance generally represents the following components which correspond to impaired loans:

•

Individually evaluated impaired loans equal to or greater than $500,000 secured by real estate (nonaccrual construction and land development, commercial real estate, and residential real estate loans).

•	Individually evaluated impaired loans equal to or greater than $250,000 not secured by real estate (nonaccrual commercial and industrial and consumer loans).

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2010.

	December 31, 2010

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:

Commercial and industrial	$—	$—	$—
Construction and land development	2,538	(54)	2,484
Commercial real estate:
Owner occupied	—	—	—
Other	1,592	(51)	1,541

Total commercial real estate	1,592	(51)	1,541
Residential real estate:
Consumer mortgage	1,072	(27)	1,045
Investment property	356	—	356

Total residential real estate	1,428	(27)	1,401
Consumer installment	—	—	—

Total	$5,558	$(132)	$5,426

With allowance recorded:

Commercial and industrial	$528	$(7)	$521	$277
Construction and land development	1,618	—	1,618	123
Commercial real estate:
Owner occupied	3,124	(35)	3,089	765
Other	—	—	—	—

Total commercial real estate	3,124	(35)	3,089	765
Residential real estate:
Consumer mortgage	1,073	(56)	1,017	144
Investment property	—	—	—	—

Total residential real estate	1,073	(56)	1,017	144
Consumer installment	—	—	—	—

Total	$6,343	$(98)	$6,245	$1,309

Total impaired loans	$11,901	$(230)	$11,671	$1,309

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

For the years ended December 31, 2010, 2009 and 2008, the average recorded investments in impaired loans were $9.2 million, $4.0 million and $2.6 million, respectively. Total interest income recognized on impaired loans for the years ended December 31, 2010, 2009, and 2008 was not material.

At December 31, 2010 and 2009, the Company had impaired loans classified as TDRs of $7.6 million and $1.2 million, respectively. At December 31, 2010 and 2009, the Company had no accruing TDRs. For impaired loans classified as TDRs, the related allowance for loan losses was approximately $1.0 million at December 31, 2010. At December 31, 2010, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2010 and 2009 is presented below.

		December 31

(Dollars in thousands)		2010		2009

Land	$	4,678	$	4,678
Buildings and improvements		6,708		6,673
Furniture, fixtures, and equipment		3,290		3,565

Total premises and equipment		14,676		14,916
Less: accumulated depreciation		(6,571)		(6,634)

Premises and equipment, net	$	8,105	$	8,282

Depreciation expense was approximately $319 thousand, $320 thousand, and $312 thousand for the periods ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7: MORTGAGE SERVICING RIGHTS, NET

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

The change in amortized MSRs and the related valuation allowance for the years ended December 31, 2010 and 2009, is presented below.

		Years ended December 31

(Dollars in thousands)		2010	2009

Beginning Balance	$	834	—
Additions, net		524	914
Amortization expense		(169)	(80)
Change in valuation allowance		—	—

Ending Balance	$	1,189	834

Fair value of amortized MSRs:
Beginning of year		978	—
End of year	$	1,335	978

At December 31, 2010 and 2009, there was no valuation allowance for amortized MSRs. The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. The valuation reserve is adjusted as the fair value changes.

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2010 are presented below.

	Years ended December 31

(Dollars in thousands)		2010	2009

Unpaid principal balance	$	157,929	106,313
Weighted average prepayment speed (CPR)		12.1%	10.0
Discount rate (annual percentage)		11.0%	11.0
Weighted average coupon interest rate		4.6%	4.8
Weighted average remaining maturity (months)		289	311
Weighted average servicing fee (basis points)		25.0	25.0

At December 31, 2010, the weighted average amortization period for MSRs was 6.2 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2010

2011	$184
2012	160
2013	136
2014	115
2015	97

NOTE 8: DEPOSITS

At December 31, 2010, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2010

2011	$150,989
2012	59,297
2013	34,257
2014	20,888
2015	16,073
Thereafter	24,609

Total certificates of deposit and other time deposits	$306,113

Additionally, at December 31, 2010 and 2009, approximately $190.3 and $200.5 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $100,000 or greater.

At December 31, 2010 and 2009, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 9: SHORT-TERM BORROWINGS

	2010		2009		2008

		Weighted		Weighted		Weighted
(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$12,450	0.93%	$—	—
Average during the year	1,125	0.94%	498	0.88%	6,837	2.55%
Maximum outstanding at any month-end	—		12,450		18,204

Securities sold under agreements to repurchase:
As of December 31	$2,685	0.50%	$3,510	0.50%	$10,910	0.04%
Average during the year	2,404	0.50%	10,292	0.50%	9,767	1.53%
Maximum outstanding at any month-end	2,858		15,224		13,095

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $34.0 million with none outstanding at December 31, 2010.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $5.0 million and $9.7 million at December 31, 2010 and 2009, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 10: LONG-TERM DEBT

At December 31, 2010 and 2009, the composition of long-term debt is presented below.

		2010			2009

			Weighted			Weighted
(Dollars in thousands)		Amount	Avg. Rate		Amount	Avg. Rate

FHLB advances, due 2011 to 2018	$	71,114	3.88%	$	86,132	4.01%
Securities sold under agreements to repurchase, due 2017		15,000	4.21		25,000	4.08
Subordinated debentures, due 2033		7,217	3.38		7,217	3.38

Total long-term debt	$	93,331	3.90%	$	118,349	3.99%

The Bank had $71.1 million and $86.1 million of FHLB advances with original maturities greater than one year at December 31, 2010 and 2009, respectively. Securities with an aggregate carrying value of $52.8 million and $62.6 million and certain qualifying residential mortgage loans with an aggregate carrying value of $48.9 million and $49.3 million at December 31, 2010 and 2009, respectively, were pledged to secure long-term FHLB advances.

The Bank had $15.0 million and $25.0 million in securities sold under agreements to repurchase with an original maturity greater than one year at December 31, 2010 and 2009, respectively. Securities with an aggregate carrying value of $19.0 million and $28.5 million at December 31, 2010 and 2009, respectively, were pledged to secure long-term securities sold under agreements to repurchase.

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

The following is a schedule of annual maturities of long-term debt:

(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

FHLB advances	$8,018	18	15,018	20,018	18,018	10,024	71,114
Securities sold under agreements to repurchase	—	—	—	—	—	15,000	15,000
Subordinated debentures	—	—	—	—	—	7,217	7,217

Total long-term debt	$8,018	18	15,018	20,018	18,018	32,241	93,331

NOTE 11: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2010, 2009, and 2008, is presented below.

(In thousands)	Pre-tax amount	Tax benefit (expense)	Net of tax amount

2010:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(210)	77	(133)
Unrealized net holding loss on all other securities	(2,032)	751	(1,281)
Reclassification adjustment for net gain on securities recognized in net earnings	(1,423)	525	(898)

Other comprehensive loss	$(3,665)	1,353	(2,312)

2009:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(257)	95	(162)
Unrealized net holding loss on all other securities	(4,226)	1,559	(2,667)
Reclassification adjustment for net loss on securities recognized in net earnings	3,703	(1,366)	2,337

Other comprehensive loss	$(780)	288	(492)

2008:
Unrealized net holding gain on securities	$450	(187)	263
Reclassification adjustment for net loss on securities recognized in net earnings	1,168	(431)	737

Other comprehensive income	$1,618	(618)	1,000

NOTE 12: INCOME TAXES

For the years ended December 31, 2010, 2009, and 2008 the components of income tax expense (benefit) from continuing operations are presented below.

	Years ended December 31

(Dollars in thousands)	2010	2009	2008

Current income taxes:
Federal	$1,290	$1,563	2,321
State	285	287	370

Total current income taxes	1,575	1,850	2,691

Deferred income taxes:
Federal	(698)	(1,930)	(589)
State	(79)	(260)	(79)

Total deferred income taxes	(777)	(2,190)	(668)

Total income tax expense (benefit)	$798	$(340)	2,023

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2010, 2009 and 2008, is presented below. As discussed in Footnote 1, income tax expense for the year ended December 31, 2009 included a $281 thousand tax benefit related to the correction of an error in prior periods. The error resulted from the incorrect calculation of tax basis for certain available-for-sale securities, primarily related to periods prior to January 1, 2007.

	2010		2009		2008

(Dollars in thousands)	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings

Earnings before income taxes	$6,144		$2,064		$ 8,660

Income taxes at statutory rate	2,089	34.0%	702	34.0%	2,944	34.0%
Tax-exempt interest	(1,042)	(17.0)	(939)	(45.5)	(779)	(9.0)
State income taxes, net of federal tax effect	151	2.5	44	2.1	192	2.2
Low-income housing credit	(220)	(3.6)	(228)	(11.0)	(228)	(2.6)
Bank owned life insurance	(154)	(2.5)	(144)	(7.0)	(160)	(1.8)
Change in valuation allowance	—	—	505	24.5	—	—
Correction of prior period error	—	—	(281)	(13.6)	—	—
Other	(26)	(0.4)	1	0.0	54	0.6

Total income tax expense (benefit)	$798	13.0%	(340)	(16.5) %	2,023	23.4%

The Company had net deferred tax assets of $5.8 million and $3.7 million at December 31, 2010 and 2009, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	December 31

(Dollars in thousands)	2010	2009

Deferred tax assets:
Allowance for loan losses	$2,832	2,397
Securities	1,549	1,723
Unrealized loss on securities	1,288	—
Other real estate owned	466	—
Other assets	274	186
Capital loss carryforwards	505	731
Tax credit carryforwards	108	—
Other	127	38

Total deferred tax assets	7,149	5,075
Less: valuation allowance for nondeductible capital losses	(505)	(505)

Total deferred tax assets less valuation allowance	6,644	4,570

Deferred tax liabilities:
Depreciation	59	189
Discount accretion	150	165
Unrealized gain on securities	—	65
FHLB stock dividends	23	24
Prepaid expenses	99	79
Deferred loan fees	61	57
Originated mortgage servicing rights	439	308

Total deferred tax liabilities	831	887

Net deferred tax asset	$5,813	3,683

At December 31, 2010, the Company had U.S. federal tax credit carryforwards of approximately $0.1 million, which expire in 2020. Additionally, at December 31, 2010, the Company had capital loss carryforwards of approximately $0.5 million that expire in 2014. The Company’s capital loss carryforwards at December 31, 2010 and 2009, respectively, were primarily attributable to a capital loss for income tax purposes related to its investments in the common stock of Silverton Financial Services, Inc, the holding company of Silverton Bank, which failed on May 1, 2009.

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

The Company had a valuation allowance for deferred tax assets of approximately $0.5 million at December 31, 2010 and 2009, respectively, which reduced its deferred tax asset related to capital loss carryforwards to an amount that management believes will more-likely-than-not be realized. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of its remaining deferred tax assets at December 31, 2010. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2010, 2009 and 2008, is presented below.

		Years ended December 31

(Dollars in thousands)		2010	2009	2008

Net deferred tax asset:
Balance, beginning of year	$	3,683	1,205	1,155
Deferred tax benefit related to continuing operations		777	2,190	668
Stockholders’ equity, for accumulated other comprehensive loss (income)		1,353	288	(618)

Balance, end of year	$	5,813	3,683	1,205

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the derecognition, measurement and classification of income tax uncertainties in interim periods. As of December 31, 2010, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2011 relative to any tax positions taken prior to December 31, 2010. As of December 31, 2010, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010. The Company is also currently open to audit by the State of Alabama for the years ended December 31, 2007, through 2010, although certain matters have been closed.

NOTE 13: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $113 thousand, $120 thousand, and $119 thousand for the years ended December 31, 2010, 2009, and 2008, respectively, and are included in salaries and benefits expense.

NOTE 14: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2010 the Company had no derivative contracts to assist in managing the Company’s interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the year ended December 31, 2010 is presented below.

				Other Assets		Other Liabilities		Other noninterest income

(Dollars in thousands)		Notional		Estimated Fair Value		Estimated Fair Value		Gains (Losses)

Interest rate swap agreements:
Pay fixed / receive variable	$	6,067	$	—		1,101		(170)
Pay variable / receive fixed		6,067		1,101		—		170

Total interest rate swap agreements	$	12,134	$	1,101	$	1,101	$	—

NOTE 15: COMMITMENTS AND CONTINGENT LIABILITIES

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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amount represents credit risk:

		December 31

(Dollars in thousands)		2010		2009

Commitments to extend credit	$	41,747	$	46,505
Standby letters of credit		7,785		8,116
Commitments to fund affordable housing investments		4,378		—

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $54 thousand and $90 thousand at December 31, 2010 and 2009, respectively.

Periodically, the Company may invest in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. When commitments to fund affordable housing investments are contingent upon a future event, a liability must be recognized when that contingent event becomes probable. At December 31, 2010, total unfunded commitments outstanding for affordable housing investments were $4.4 million, of which $1.9 million was included in other liabilities. At December 31, 2009, the Company had no unfunded commitments related to affordable housing investments. For further discussion of the Company’s involvement with affordable housing investments, see Note 2, Variable Interest Entities.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2010, are as follows: 2011, $332 thousand; 2012, $229 thousand; 2013, $134 thousand; 2014, $51 thousand; 2015, $37 thousand.

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceeding will not have a material adverse affect upon the consolidated financial condition or results of operations of the Company and the Bank.

NOTE 16: FAIR VALUE DISCLOSURES

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

Security fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified within Level 3 of the valuation hierarchy. Such measurements include securities valued using discounted cash flow models or a combination of valuation techniques such as weighting of models and vendor or broker pricing, where the unobservable inputs are significant to the overall fair value measurement. Securities classified as Level 3 include pooled and individual issuer trust preferred securities.

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

Other real estate – Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value less costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. All of the Company’s other real estate is classified within Level 3 of the valuation hierarchy.

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative assets within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at December 31, 2010 or December 31, 2009.

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

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at December 31, 2010 or December 31, 2009.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively, by caption, on the consolidated balance sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010:
Securities available-for-sale:
Agency obligations	$90,471	—	90,471	—
Agency RMBS	143,144	—	143,144	—
States and political subdivisions	76,766	—	76,766	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	2,129	—	—	2,129
Corporate debt	2,690	2,690	—	—

Total securities available-for-sale	315,220	2,690	310,381	2,149

Other assets (1)	1,101	—	1,101	—

Total assets at fair value	$316,321	2,690	311,482	2,149

Other liabilities (1)	$1,101	—	1,101	—

Total liabilities at fair value	$1,101	—	1,101	—

December 31, 2009:
Securities available-for-sale:
Agency obligations	$90,220	—	90,220	—
Agency RMBS	158,642	—	158,642	—
States and political subdivisions	81,562	—	81,562	—
Trust preferred securities:
Pooled	23	—	—	23
Individual issuer	1,440	—	—	1,440
Corporate debt	2,875	—	2,875	—

Total securities available-for-sale	334,762	—	333,299	1,463

Other assets (1)	931	—	931	—

Total assets at fair value	$335,693	—	334,230	1,463

Other liabilities (1)	$931	—	931	—

Total liabilities at fair value	$931	—	931	—

(1)	Represents the fair value of interest rate swap agreements.

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be rare. The Company disposed of its corporate debt securities during the first two weeks of January 2011. Due to the proximity between December 31, 2010 and the respective trade dates for these corporate debt securities sold, the Company determined that the trade price for each security approximated its fair value at December 31, 2010. Accordingly, the Company determined that its corporate securities should be transferred from

Level 2 and classified as Level 1 at December 31, 2010. For the year ended December 31, 2010, there were no other transfers between levels.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for financial assets recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

	Years ended December 31

(Dollars in thousands)	2010	2009

Beginning balance	$1,463	$8,705
Total realized and unrealized gains and (losses):
Included in net earnings	(1,218)	(5,234)
Included in other comprehensive income	1,904	605
Purchases, issuances and settlements	—	—
Transfers in and/or (out) of Level 3	—	(2,613)

Ending balance	$2,149	$1,463

The transfer from Level 3 to Level 2 during the year ended December 31, 2009 primarily related to corporate debt securities. Due to an increase in trading activity and observable inputs for the Company’s corporate debt securities during the year ended December 31, 2009, the fair value measurements for these securities were recognized using Level 2 inputs.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, respectively, by caption, on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2010:
Loans held for sale	$4,281	—	4,281	—
Loans, net (1)	10,362	—	—	10,362
Other real estate owned	8,125	—	—	8,125
Other assets (2)	1,189	—	—	1,189

Total assets at fair value	$23,957	—	4,281	19,676

December 31, 2009:
Loans held for sale	$4,881	—	4,881	—
Loans, net (1)	8,430	—	—	8,430
Other real estate owned	7,292	—	—	7,292
Other assets (2)	834	—	—	834

Total assets at fair value	$21,437	—	4,881	16,556

(1)	Loans considered impaired under FASB ASC 310-10-35, Receivables.
(2)	Mortgage servicing rights, net included in this category.

NOTE 17: FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 825, Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents

Due to their short-term nature, the carrying amounts reported in the balance sheet are assumed to approximate fair value for these assets. For purposes of disclosure, cash equivalents include federal funds sold and other short-term investments.

Securities

Fair value measurement is based upon quoted prices if available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. See Note 3 for additional disclosure related to fair value measurements for securities.

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

The carrying value and related estimated fair value of the Company’s financial instruments at December 31, 2010 and December 31, 2009 are presented below.

	December 31, 2010		December 31, 2009

(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial Assets:
Cash and cash equivalents	$21,424	$21,424	$12,395	$12,395
Securities	315,220	315,220	334,762	334,762
Loans held for sale	4,281	4,281	4,881	4,881
Loans, net	366,539	372,869	369,608	373,940
Derivative Assets	1,101	1,101	931	931
Financial Liabilities:
Deposits	$607,127	$615,300	$579,409	$585,597
Short-term borrowings	2,685	2,685	15,960	15,960
Long-term debt	93,331	99,505	118,349	124,004
Derivative Liabilities	1,101	1,101	931	931

NOTE 18: RELATED PARTY TRANSACTIONS

A director of the Company is an officer in a construction company that the Company contracted with during the year ended December 31, 2009 for the construction of a new branch facility. Total payments made to the construction company under the terms of the construction contract were $587 thousand for the years ended December 31, 2009. No payments were made to the construction company for the year ended December 31, 2010.

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2009	$3,257
New loans/advances	2,650
Repayments	(1,859)
Changes in directors and executive officers	—

Loans outstanding at December 31, 2010	$4,048

During 2010 and 2009, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2010 and 2009 amounted to $18.7 million and $17.8 million, respectively.

NOTE 19: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements and policies administered by federal and State of Alabama banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, including anticipated capital needs, and the Federal Reserve is encouraging the maintenance of higher levels of capital well above the minimum ratios and is expected to propose higher capital requirements to implement the Dodd-Frank Act and Basel III capital requirements. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) Tier 1 leverage capital ratio, Tier 1 risk-based ratio and total risk-based ratio. Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management has not received any notification from the Company or the Bank's regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2010 and 2009 are presented below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2010:
Tier 1 Leverage Capital
Auburn National Bancorporation	$65,644	8.47%	$30,999	4.00%	N/A	N/A
AuburnBank	61,707	8.00	30,835	4.00	$38,544	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$65,644	14.57%	$18,017	4.00%	N/A	N/A
AuburnBank	61,707	13.82	17,863	4.00	$26,795	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$71,269	15.82%	$36,035	8.00%	N/A	N/A
AuburnBank	67,332	15.08	35,727	8.00	$44,658	10.00%

At December 31, 2009:
Tier 1 Leverage Capital
Auburn National Bancorporation	$63,176	8.13%	$31,095	4.00%	N/A	N/A
AuburnBank	59,143	7.65	30,931	4.00	$38,664	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$63,176	13.73%	$18,402	4.00%	N/A	N/A
AuburnBank	59,143	12.97	18,244	4.00	$27,365	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$68,906	14.98%	$36,803	8.00%	N/A	N/A
AuburnBank	64,873	14.22	36,487	8.00	$45,609	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2010, the Bank could have declared additional dividends of approximately $6.2 million without prior approval of regulatory authorities. As a result of this limitation, approximately $53.4 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 20: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheet and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31

(Dollars in thousands)	2010	2009

Assets:
Cash and due from banks	$804	$765
Investment in bank subsidiary	59,534	59,254
Premises and Equipment	3,388	3,474
Other assets	575	591

Total assets	$64,301	$64,084

Liabilities:
Accrued expenses and other liabilities	$716	$684
Long-term debt	7,217	7,217

Total liabilities	7,933	7,901

Stockholders’ equity	56,368	56,183

Total liabilities and stockholders’ equity	$64,301	$64,084

CONDENSED STATEMENTS OF EARNINGS

	Years ended December 31

(Dollars in thousands)	2010	2009	2008

Income:
Dividends from bank subsidiary	$3,085	$3,014	$3,136
Noninterest income	417	445	307

Total income	3,502	3,459	3,443

Expense:
Interest expense	236	236	397
Noninterest expense	577	587	526

Total expense	813	823	923

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	2,689	2,636	2,520
Income tax benefit	(65)	(97)	(214)

Earnings before equity in undistributed earnings of bank subsidiary	2,754	2,733	2,734
Equity in undistributed (distributed) earnings of bank subsidiary	2,592	(329)	3,903

Net earnings	$5,346	$2,404	$6,637

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31

(Dollars in thousands)	2010	2009	2008

Cash flows from operating activities:
Net earnings	$5,346	$2,404	$6,637
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	106	105	110
Loss on sale of premises and equipment	—	—	142
Net decrease (increase) in other assets	16	11	(38)
Net increase (decrease) in other liabilities	32	(78)	(113)
Equity in (undistributed) distributed earnings of bank subsidiary	(2,592)	329	(3,903)

Net cash provided by operating activities	2,908	2,771	2,835

Cash flows from investing activities:
Purchases of premises and equipment	(20)	(4)	(6)
Proceeds from sale of premises and equipment	—	—	282

Net cash (used in) provided by investing activities	(20)	(4)	276

Cash flows from financing activities:
Stock repurchases	(9)	(90)	(813)
Proceeds from sale of treasury stock	2	3	2
Dividends paid	(2,842)	(2,770)	(2,716)

Net cash used in financing activities	(2,849)	(2,857)	(3,527)

Net change in cash and cash equivalents	39	(90)	(416)
Cash and cash equivalents at beginning of period	765	855	1,271

Cash and cash equivalents at end of period	$804	$765	$855

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

As of December 31, 2010 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Earnings for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on the 29th day of March, 2011.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr. President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 29, 2011

/S/ DAVID A. HEDGES David A. Hedges	VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2011

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 29, 2011

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 29, 2011

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 29, 2011

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 29, 2011

/S/ J. E. EVANS J. E. Evans	Director	March 29, 2011

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 29, 2011

/S/ DAVID E. HOUSEL David E. Housel	Director	March 29, 2011

/S/ ANNE M. MAY Anne M. May	Director	March 29, 2011

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 29, 2011

/S/ EMIL F. WRIGHT, JR. Emil F. Wright, Jr.	Director	March 29, 2011