Form 10-Q
period 2011-03-31
AUBURN NATIONAL BANCORPORATION INC
filed 2011-05-16
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30,2011
Common Stock, $0.01 par value per share	3,642,738 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2011	December 31, 2010

Assets:
Cash and due from banks	$14,690	$11,432
Federal funds sold	21,250	7,500
Interest bearing bank deposits	3,403	2,492

Cash and cash equivalents	39,343	21,424

Securities available-for-sale	321,098	315,220
Loans held for sale	1,256	4,281
Loans, net of unearned income	368,909	374,215
Allowance for loan losses	(7,855)	(7,676)

Loans, net	361,054	366,539

Premises and equipment, net	8,032	8,105
Bank-owned life insurance	16,278	16,171
Other real estate	8,450	8,125
Other assets	26,046	23,964

Total assets	$781,557	$763,829

Liabilities:
Deposits:
Noninterest-bearing	$94,849	$87,660
Interest-bearing	536,545	519,467

Total deposits	631,394	607,127
Federal funds purchased and securities sold under agreements to repurchase	2,221	2,685
Long-term debt	85,327	93,331
Accrued expenses and other liabilities	4,814	4,318

Total liabilities	723,756	707,461

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,753	3,752
Retained earnings	62,242	61,421
Accumulated other comprehensive loss, net	(1,590)	(2,201)
Less treasury stock, at cost - 314,397 shares and 314,417 shares for March 31, 2011 and December 31, 2010, respectively	(6,643)	(6,643)

Total stockholders’ equity	57,801	56,368

Total liabilities and stockholders’ equity	$781,557	$763,829

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2011	2010

Interest income:
Loans, including fees	$5,287	$5,433
Securities	2,538	3,219
Federal funds sold and interest bearing bank deposits	9	7

Total interest income	7,834	8,659

Interest expense:
Deposits	2,170	2,640
Short-term borrowings	3	11
Long-term debt	847	1,177

Total interest expense	3,020	3,828

Net interest income	4,814	4,831
Provision for loan losses	600	1,450

Net interest income after provision for loan losses	4,214	3,381

Noninterest income:
Service charges on deposit accounts	291	314
Mortgage lending	440	482
Bank-owned life insurance	107	126
Other	353	324
Securities (losses) gains, net:
Realized gains, net	5	1,100
Total other-than-temporary-impairments	(261)	(240)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	210	190

Total securities (losses) gains, net	(46)	1,050

Total noninterest income	1,145	2,296

Noninterest expense:
Salaries and benefits	1,986	1,905
Net occupancy and equipment	346	384
Professional fees	171	176
FDIC and other regulatory assessments	282	276
Other real estate owned, net	(17)	61
Other	882	834

Total noninterest expense	3,650	3,636

Earnings before income taxes	1,709	2,041
Income tax expense	160	424

Net earnings	$1,549	$1,617

Net earnings per share:
Basic and diluted	$0.43	$0.44

Weighted average shares outstanding:
Basic and diluted	3,642,728	3,643,116

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Common Stock
(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$ (6,635)	$56,183
Comprehensive income:
Net earnings	—	—	—	1,617	—	—	1,617
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(120)	—	(120)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	809	—	809

Total comprehensive income	—	—	—	1,617	689	—	2,306

Cash dividends paid ($0.195 per share)	—	—	—	(711)	—	—	(711)

Balance, March 31, 2010	3,957,135	$39	$3,751	$59,823	$800	$(6,635)	$57,778

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368
Comprehensive income:
Net earnings	—	—	—	1,549	—	—	1,549
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(133)	—	(133)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	744	—	744

Total comprehensive income	—	—	—	1,549	611	—	2,160

Cash dividends paid ($0.20 per share)	—	—	—	(728)	—	—	(728)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, March 31, 2011	3,957,135	$39	$3,753	$62,242	$(1,590)	$(6,643)	$57,801

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,
(In thousands)	2011	2010

Cash flows from operating activities:
Net earnings	$1,549	$1,617
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	600	1,450
Depreciation and amortization	154	133
Premium amortization and discount accretion, net	636	442
Net loss (gain) on securities	46	(1,050)
Net gain on sale of loans held for sale	(344)	(392)
Net loss (gain) on other real estate	17	(37)
Loans originated for sale	(11,417)	(15,460)
Proceeds from sale of loans	14,748	16,707
Increase in cash surrender value of bank owned life insurance	(107)	(126)
Net increase in other assets	(2,475)	(1,064)
Net increase in accrued expenses and other liabilities	496	725

Net cash provided by operating activities	3,903	2,945

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	6,706	59,994
Proceeds from maturities of securities available-for-sale	11,777	47,840
Purchase of securities available-for-sale	(24,073)	(105,033)
Net decrease (increase) in loans	4,065	(6,102)
Net purchases of premises and equipment	(9)	(24)
Proceeds from sale of other real estate	478	435

Net cash used in investing activities	(1,056)	(2,890)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	7,189	5,952
Net increase in interest-bearing deposits	17,078	23,227
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(464)	(13,553)
Repayments or retirement of long-term debt	(8,004)	(4)
Proceeds from sale of treasury stock	1	—
Dividends paid	(728)	(711)

Net cash provided by financing activities	15,072	14,911

Net change in cash and cash equivalents	17,919	14,966
Cash and cash equivalents at beginning of period	21,424	12,395

Cash and cash equivalents at end of period	$39,343	$27,361

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,188	$4,048
Income taxes	332	120
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	820	187

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

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations as of and for the quarter ended March 31, 2011 are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to March 31, 2011. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Accounting Developments

In the first quarter of 2011, the Company adopted new guidance related to the following Codification topic:

•	Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.

Information about this pronouncement is described in more detail below.

ASU 2010-06, Improving Disclosures about Fair Value Measurements, amends the disclosure requirements for fair value measurements. Companies are required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy. The ASU also clarifies that fair value measurement disclosures should be presented for each asset and liability class, which is generally a subset of a line item in the statement of financial position. In the rollforward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. In the first quarter of 2011, the Company adopted the requirement for gross presentation in the Level 3 rollforward with prospective application. The remaining provisions were effective for the Company in the first quarter of 2010. Adoption of the ASU did not have a significant impact on the consolidated financial statements of the Company since it amends only the disclosure requirements for fair value measurements.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2011 and 2010, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At March 31, 2011 and 2010, respectively, the Company had no options issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the quarter ended March 31, 2011 and 2010 is presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2011	2010
Basic and diluted:
Net earnings	$1,549	$1,617
Weighted average common shares outstanding	3,642,728	3,643,116
Earnings per share	$0.43	$0.44

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income for the quarter ended March 31, 2011 and 2010 is presented below.

	Quarter ended March 31,
(In thousands)	2011	2010
Comprehensive income:
Net earnings	$1,549	$1,617
Other comprehensive income (loss):
Due to change in other-than-temporary impairment losses related to factors other than credit on securities available-for-sale, net of tax	(133)	(120)
Due to change in all other unrealized gains (losses) on securities available-for-sale, net of tax	744	809
Total comprehensive income	$2,160	$2,306

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

At March 31, 2011, the Company did not have any consolidated VIEs to disclose but did have certain nonconsolidated VIEs, discussed below.

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

Affordable Housing Investments

Periodically, the Company may invest in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. These projects are funded through a combination of debt and equity and the partnerships meet the definition of a VIE. While the Company’s investment as a limited partner in a single entity may at times exceed 50% of the outstanding equity interests, the Company does not consolidate the partnerships due to the nature of the management activities of the general partner and the performance guaranties provided by the project sponsors. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project.

At March 31, 2011 and December 31, 2010, the Company had limited partnership investments of $5.9 million and $3.4 million, respectively, related to these projects, which are included in other assets on the Consolidated Balance Sheets. At March 31, 2011 and December 31, 2010, the Company had unfunded commitments related to affordable housing investments of $2.5 million and $1.9 million, respectively, included in accrued expenses and other liabilities on the Consolidated Balance Sheets.

Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at March 31, 2011 and December 31, 2010, respectively. The funded portion of these loans was approximately $7.6 and $8.9 million at March 31, 2011 and December 31, 2010, respectively. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

The following table summarizes VIEs that are not consolidated by the Company as of March 31, 2011.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Affordable housing investments (a)	$5,877	2,507	Other assets
Trust preferred issuances	N/A	7,217	Long-term debt

(a)	Maximum loss exposure represents the Company’s current investment of $5.9 million included in other assets. The current investment of $5.9 million includes $2.5 million of unfunded commitments related to affordable housing investments included in accrued expenses and other liabilities.

NOTE 5: SECURITIES

At March 31, 2011 and December 31, 2010, respectively, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2011 and December 31, 2010, respectively, are presented below.

	March 31, 2011
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	48,561	49,423	97,983	99	1,312	99,196
Agency RMBS (a)	—	—	9,128	129,283	138,411	1,382	1,750	138,779
State and political subdivisions	20	935	12,321	69,195	82,471	778	1,490	83,183
Trust preferred securities:
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	2,213	2,213	129	146	2,230
Total available-for-sale	$20	935	70,010	250,134	321,098	2,388	4,908	323,618

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2010
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	37,821	52,650	90,471	95	1,017	91,393
Agency RMBS (a)	—	—	9,976	133,168	143,144	1,566	1,441	143,019
State and political subdivisions	21	856	13,547	62,342	76,766	472	2,801	79,095
Trust preferred securities:
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	2,129	2,129	—	153	2,282
Corporate debt	—	2,690	—	—	2,690	—	—	2,690
Total available-for-sale	$21	3,546	61,344	250,309	315,220	2,133	5,622	318,709

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $198.7 million and $171.1 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the Consolidated Balance Sheets are cost-method investments. The carrying amounts of cost-method investments were $5.8 million at March 31, 2011 and December 31, 2010, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2011 and December 31, 2010, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Agency obligations	$58,813	$1,312	$—	$—	$58,813	$1,312
Agency RMBS	99,805	1,750	—	—	99,805	1,750
State and political subdivisions	35,201	1,151	3,815	339	39,016	1,490
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	854	146	854	146
Total	$193,819	$4,213	$4,689	$695	$198,508	$4,908

December 31, 2010
Agency obligations	$45,351	$1,017	$—	$—	$45,351	1,017
Agency RMBS	89,840	1,441	—	—	89,840	1,441
State and political subdivisions	49,176	2,323	3,207	478	52,383	2,801
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	847	153	847	153
Total	$184,367	$4,781	$4,074	$841	$188,441	5,622

The applicable date for determining when securities are in an unrealized loss position is March 31, 2011. As such, it is possible that a security had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

Cost-method investments

At March 31, 2011, cost-method investments with an aggregate cost of $5.8 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at March 31, 2011 and December 31, 2010, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of March 31, 2011

	Credit Rating		Fair Value	Unrealized losses			Life-to-date Impairment Charges
				Less than 12 months	12 months or longer	Total
(Dollars in thousands)	Moody’s	Fitch
Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$20	$—	210	210	$1,770
Individual issuers (b):
Carolina Financial Capital Trust I	n/a	n/a	275	—	—	—	175
Main Street Bank Statutory Trust I (c)	n/a	n/a	440	—	60	60	—
MNB Capital Trust I	n/a	n/a	138	—	—	—	362
PrimeSouth Capital Trust I	n/a	n/a	223	—	—	—	303
TCB Trust	n/a	n/a	414	—	86	86	—
United Community Capital Trust	n/a	n/a	723	—	—	—	379

Total individual issuer			2,213	—	146	146	1,219

Total trust preferred securities			$2,233	$—	356	356	$2,989

n/a – not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred activities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Now an obligation of BB&T Corporation.

Trust Preferred Securities as of December 31, 2010

	Credit Rating		Fair Value	Unrealized losses			Life-to-date Impairment Charges
				Less than 12 months	12 months or longer	Total
(Dollars in thousands)	Moody’s	Fitch
Pooled:
ALESCO Preferred Funding XVII Ltd (a)	Ca	C	$20	$—	210	210	$1,770
Individual issuers (b):
Carolina Financial Capital Trust I	n/a	n/a	312	—	—	—	138
Main Street Bank Statutory Trust I (c)	n/a	n/a	438	—	62	62	—
MNB Capital Trust I	n/a	n/a	152	—	—	—	348
PrimeSouth Capital Trust I	n/a	n/a	197	—	—	—	303
TCB Trust	n/a	n/a	409	—	91	91	—
United Community Capital Trust	n/a	n/a	621	—	—	—	379

Total individual issuer			2,129	—	153	153	1,168

Total trust preferred securities			$2,149	$—	363	363	$2,938

n/a - not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred activities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Now an obligation of BB&T Corporation.

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

At March 31, 2011 and December 31, 2010, respectively, there was no excess subordination for the Class B notes of ALESCO Preferred Funding XVII, Ltd.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarters ended March 31, 2011 and 2010 for credit-impaired debt securities are presented as additions in two components based upon whether the current year is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended March 31,
(Dollars in thousands)	2011	2010
Balance, beginning of period	$2,938	$4,570
Additions:
Initial credit impairments	—	—
Subsequent credit impairments	51	50
Reductions:
Securities sold	—	—
Due to change in intent or requirement to sell	—	—
Securities fully written-down and deemed worthless	—	—
Increases in expected cash flows	—	—

Balance, end of period	$2,989	$4,620

Other-Than-Temporary-Impairment

The following table presents details of the other-than-temporary-impairment related to securities, including equity securities carried at cost, for the quarter ended March 31, 2011 and 2010.

	Quarter ended March 31,
(Dollars in thousands)	2011	2010
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$—	$50
Individual issuer trust preferred securities	51	—

Total debt securities	51	50

Total other-than-temporary impairment charges	$51	$50

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$51	$50
Recorded directly to other comprehensive income for non-credit related impairment	210	190

Total other-than-temporary impairment on debt securities	$261	$240

Realized Gains and Losses

The following table presents the gross realized gains and losses on securities, including cost-method investments. Realized losses include other-than-temporary impairment charges.

	Quarter ended March 31,
(Dollars in thousands)	2011	2010
Gross realized gains	$28	$1,139
Gross realized losses	(74)	(89)

Realized losses (gains), net	$(46)	$1,050

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	March 31, 2011	December 31, 2010
Commercial and industrial	$51,323	$53,288
Construction and land development	48,814	47,850
Commercial real estate:
Owner occupied	75,062	76,252
Other	86,820	89,989

Total commercial real estate	161,882	166,241
Residential real estate:
Consumer mortgage	56,656	57,562
Investment property	39,341	38,679

Total residential real estate	95,997	96,241
Consumer installment	10,968	10,676

Total loans	368,984	374,296
Less: unearned income	(75)	(81)

Loans, net of unearned income	$368,909	$374,215

Loans secured by real estate were approximately 83.1% of the total loan portfolio at March 31, 2011. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At March 31, 2011, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

Commercial and industrial (“C&I”) — includes loans to finance business operations, equipment purchases, or other needs for small and medium-sized commercial customers. Also included in this category are loans to finance agricultural production. Generally the primary source of repayment is the cash flow from business operations and activities of the borrower.

Construction and land development (“C&D”) — includes both loans and credit lines for the purpose of purchasing, carrying and developing land into commercial developments or residential subdivisions. Also included are loans and lines for construction of residential, multi-family and commercial buildings. Generally the primary source of repayment is dependent upon the sale or refinance of the real estate collateral.

Commercial real estate (“CRE”) — includes loans disaggregated into two classes: (1) owner occupied and (2) other.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of March 31, 2011, and December 31, 2010.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans
March 31, 2011:
Commercial and industrial	$50,521	136	158	50,815	508	$51,323
Construction and land development	44,279	492	—	44,771	4,043	48,814
Commercial real estate:
Owner occupied	72,359	256	—	72,615	2,447	75,062
Other	85,150	163	—	85,313	1,507	86,820

Total commercial real estate	157,509	419	—	157,928	3,954	161,882
Residential real estate:
Consumer mortgage	52,869	1,502	—	54,371	2,285	56,656
Investment property	38,617	499	—	39,116	225	39,341

Total residential real estate	91,486	2,001	—	93,487	2,510	95,997
Consumer installment	10,757	60	—	10,817	151	10,968

Total	$354,552	3,108	158	357,818	11,166	$368,984

December 31, 2010:
Commercial and industrial	$52,643	124	—	52,767	521	$53,288
Construction and land development	43,547	201	—	43,748	4,102	47,850
Commercial real estate:
Owner occupied	73,419	—	—	73,419	2,833	76,252
Other	88,087	—	—	88,087	1,902	89,989

Total commercial real estate	161,506	—	—	161,506	4,735	166,241
Residential real estate:
Consumer mortgage	53,225	2,219	—	55,444	2,118	57,562
Investment property	37,556	767	—	38,323	356	38,679

Total residential real estate	90,781	2,986	—	93,767	2,474	96,241
Consumer installment	10,646	29	—	10,675	1	10,676

Total	$359,123	3,340	—	362,463	11,833	$374,296

At March 31, 2011 and December 31, 2010, nonaccrual loans amounted to $11.2 million and $11.8 million, respectively. At March 31, 2011, there were $158,000 in loans 90 days past due and still accruing interest. At December 31, 2010, there were no loans 90 days past due and still accruing interest.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2011 and December 31, 2010, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups. The related adjustments increased the allowance for loan losses for this portfolio segment at March 31, 2011 and December 31, 2010.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of March 31, 2011 and December 31, 2010. The total allowance for loan losses is then disaggregated to show the amounts derived through individual evaluation and the amounts calculated through collective evaluation.

	March 31, 2011
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(56)	(33)	(339)	(57)	(1)	—	(486)
Recoveries	11	1	—	49	4	—	65
Net (charge-offs) recoveries	(45)	(32)	(339)	(8)	3	—	(421)
Provision	215	66	143	(44)	58	162	600
Ending balance	$1,142	2,257	2,697	1,284	202	273	$7,855

Individually evaluated	263	89	438	165	—	—	955
Collectively evaluated	879	2,168	2,259	1,119	202	273	6,900
Total loans:	$51,323	48,814	161,882	95,997	10,968		$368,984

Individually evaluated	507	4,042	4,294	1,821	—		10,664
Collectively evaluated	50,816	44,772	157,588	94,176	10,968		358,320

	December 31, 2010
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total
Allowance for loan losses	$972	2,223	2,893	1,336	141	111	$7,676

Individually evaluated	277	123	765	144	277	—	1,307
Collectively evaluated	695	2,100	2,128	1,192	141	111	6,367
Total loans	$53,288	47,850	166,241	96,241	10,676		$374,296

Individually evaluated	521	4,102	4,630	2,418	—		11,671
Collectively evaluated	52,767	43,748	161,611	93,823	10,676		362,625

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

	March 31, 2011
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$48,357	1,407	1,051	508	$51,323
Construction and land development	39,142	602	5,027	4,043	48,814
Commercial real estate:
Owner occupied	65,929	1,618	5,068	2,447	75,062
Other	84,781	47	485	1,507	86,820
Total commercial real estate	150,710	1,665	5,553	3,954	161,882
Residential real estate:
Consumer mortgage	49,145	2,083	3,143	2,285	56,656
Investment property	34,926	1,676	2,514	225	39,341
Total residential real estate	84,071	3,759	5,657	2,510	95,997
Consumer installment	10,586	119	112	151	10,968
Total	$332,866	7,552	17,400	11,166	$368,984

	December 31, 2010
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$51,632	722	413	521	$53,288
Construction and land development	38,301	4,372	1,075	4,102	47,850
Commercial real estate:
Owner occupied	67,702	716	5,001	2,833	76,252
Other	84,354	3,718	15	1,902	89,989

Total commercial real estate	152,056	4,434	5,016	4,735	166,241
Residential real estate:
Consumer mortgage	48,620	2,700	4,124	2,118	57,562
Investment property	34,221	1,626	2,476	356	38,679

Total residential real estate	82,841	4,326	6,600	2,474	96,241
Consumer installment	10,426	133	116	1	10,676

Total	$335,256	13,987	13,220	11,833	$374,296

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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at March 31, 2011 and December 31, 2010.

					Quarter ended
	March 31, 2011				March 31, 2011
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance	Average recorded investment	Interest income recognized (4)
With no allowance recorded:
Commercial and industrial	$—	—	—		$—	$—
Construction and land development	2,499	(74)	2,425		2,455	—
Commercial real estate:
Owner occupied	700	(1)	699		730	3
Other	1,588	(81)	1,507		1,524	—

Total commercial real estate	2,288	(82)	2,206		2,254	3
Residential real estate:
Consumer mortgages	864	(34)	830		939	—
Investment property	—	—	—		89	—

Total residential real estate	864	(34)	830		1,028	—
Consumer installment	—	—	—		—	—

Total	$5,651	(190)	5,461		$5,737	$3

With allowance recorded:
Commercial and industrial	$520	(13)	507	$263	$514	$—
Construction and land development	1,617	—	1,617	89	1,617	—
Commercial real estate:
Owner occupied	2,088	—	2,088	438	2,280	—
Other	—	—	—	—	—	—

Total commercial real estate	2,088	—	2,088	438	2,280	—
Residential real estate:
Consumer mortgages	1,064	(73)	991	165	1,004	—
Investment property	—	—	—	—	—	—

Total residential real estate	1,064	(73)	991	165	1,004	—
Consumer installment	—	—	—	—	—	—

Total	$5,289	(86)	5,203	$955	$5,415	$—

Total impaired loans	$10,940	(276)	10,664	$955	$11,152	$3

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.
(4)	Represents interest income related to accruing TDRs, which are considered impaired.

	December 31, 2010
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$—	—	—
Construction and land development	2,538	(54)	2,484
Commercial real estate:
Owner occupied	—	—	—
Other	1,592	(51)	1,541

Total commercial real estate	1,592	(51)	1,541
Residential real estate:
Consumer mortgages	1,072	(27)	1,045
Investment property	356	—	356

Total residential real estate	1,428	(27)	1,401
Consumer installment	—	—	—

Total	$5,558	(132)	5,426

With allowance recorded:
Commercial and industrial	$528	(7)	521	$277
Construction and land development	1,617	—	1,617	123
Commercial real estate:
Owner occupied	3,124	(35)	3,089	765
Other	—	—	—	—

Total commercial real estate	3,124	(35)	3,089	765
Residential real estate:
Consumer mortgages	1,073	(56)	1,017	144
Investment property	—	—	—	—

Total residential real estate	1,073	(56)	1,017	144
Consumer installment	—	—	—	—

Total	$6,342	(98)	6,244	$1,309

Total impaired loans	$11,900	(230)	11,670	$1,309

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

At March 31, 2011 and December 31, 2010, the Company had impaired loans classified as TDRs of $7.2 million and $7.6 million, respectively. At March 31, 2011 the Company had $0.3 million in accruing TDRs. The Company had no accruing TDRs at December 31, 2010. For impaired loans classified as TDRs, the related allowance for loan losses was approximately $0.7 million and $1.0 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

NOTE 7: MORTGAGE SERVICING RIGHTS, NET

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

The change in amortized MSRs and the related valuation allowance for the quarter ended March 31, 2011 and 2010 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2011	2010
Beginning balance	$1,189	834
Additions, net	87	49
Amortization expense	(50)	(32)

Ending balance	$1,226	851

Fair value of amortized MSRs:
Beginning of period	1,335	978
End of period	$1,491	1,030

At March 31, 2011 and 2010 there was no valuation allowance recorded for MSRs. The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. The valuation reserve is adjusted as the fair value changes.

NOTE 8: FAIR VALUE DISCLOSURES

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

Loans, net — Loans considered impaired under FASB ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect (1) partial write-downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. All of the Company’s impaired loans are classified within Level 3 of the valuation hierarchy.

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

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative assets within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at March 31, 2011 or December 31, 2010.

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

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at March 31, 2011 or December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively, by caption, on the consolidated balance sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Securities available-for-sale:
Agency obligations	$97,983	—	97,983	—
Agency RMBS	138,411	—	138,411	—
State and political subdivisions	82,471	—	82,471	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	2,213	—	—	2,213

Total securities available-for-sale	321,098	—	318,865	2,233
Other assets (1)	995	—	995	—

Total assets at fair value	$322,093	—	319,860	2,233

Other liabilities(1)	995	—	995	—

Total liabilities at fair value	$995	—	995	—

December 31, 2010
Securities available-for-sale:
Agency obligations	$90,471	—	90,471	—
Agency RMBS	143,144	—	143,144	—
State and political subdivisions	76,766	—	76,766	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	2,129	—	—	2,129
Corporate debt	2,690	2,690	—	—

Total securities available-for-sale	315,220	2,690	310,381	2,149
Other assets (1)	1,101	—	1,101	—

Total assets at fair value	$316,321	2,690	311,482	2,149

Other liabilities(1)	1,101	—	1,101	—

Total liabilities at fair value	$1,101	—	1,101	—

(1)	Represents the fair value of interest rate swap agreements

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be rare. For the quarter ended March 31, 2011, there were no transfers between levels.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying condensed consolidated balance sheets using Level 3 inputs:

	Quarter ended March 31,
(Dollars in thousands)	2011	2010
Beginning balance	$2,149	$1,463
Total realized and unrealized gains and (losses):
Included in net earnings	(51)	(50)
Included in other comprehensive income	135	187
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or (out) of Level 3	—	—

Ending balance	$2,233	$1,600

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, respectively, by caption, on the consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Loans held for sale	$1,256	—	1,256	—
Loans, net(1)	9,709	—	—	9,709
Other real estate owned	8,450	—	—	8,450
Other assets (2)	1,226	—	—	1,226

Total assets at fair value	$20,641	—	1,256	19,385

December 31, 2010:
Loans held for sale	$4,281	—	4,281	—
Loans, net(1)	10,362	—	—	10,362
Other real estate owned	8,125	—	—	8,125
Other assets (2)	1,189	—	—	1,189

Total assets at fair value	$23,957	—	4,281	19,676

(1)	Loans considered impaired under FASB ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Mortgage servicing rights, net included in this category

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents

Due to their short-term nature, the carrying amounts reported in the balance sheet are assumed to approximate fair value for these assets. For purposes of disclosure, cash equivalents include federal funds sold and other interest bearing bank deposits.

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

The carrying value and related estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are presented below.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$39,343	$39,343	$21,424	$21,424
Securities	321,098	321,098	315,220	315,220
Loans held for sale	1,256	1,256	4,281	4,281
Loans, net	361,054	366,886	366,539	372,869
Derivative assets	995	995	1,101	1,101
Financial Liabilities:
Deposits	$631,394	$638,879	$607,127	$615,300
Short-term borrowings	2,221	2,221	2,685	2,685
Long-term debt	85,327	90,499	93,331	99,505
Derivative liabilities	995	995	1,101	1,101

NOTE 10: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2011, the Company had no derivative contracts to assist in managing its interest rate sensitivity.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument contract is negative, the Company owes the customer or counterparty and therefore, has no credit risk.

A summary of the Company’s interest rate swaps as of and for the quarter ended March 31, 2011 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)
Interest rate swap agreements:
Pay fixed / receive variable	$5,979	—	995	$106
Pay variable / receive fixed	5,979	995	—	(106)

Total interest rate swap agreements	$11,958	995	995	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarter ended March 31, 2011 and 2010, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2010.

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

•

the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2010 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS.”

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

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share amounts)	2011	2010
Net interest income (a)	$5,249	$5,268
Less: tax-equivalent adjustment	435	437

Net interest income (GAAP)	4,814	4,831
Noninterest income	1,145	2,296

Total revenue	5,959	7,127
Provision for loan losses	600	1,450
Noninterest expense	3,650	3,636
Income tax expense	160	424

Net earnings	$1,549	$1,617

Basic and diluted earnings per share	$0.43	$0.44

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $1.5 million for the first quarter of 2011, compared to $1.6 million for the first quarter of 2010. Basic and diluted earnings per share were $0.43 per share for the first quarter of 2011, compared to $0.44 per share for the first quarter of 2010.

Net interest income was $4.8 million for the first quarter of 2011, unchanged from the first quarter of 2010. Average loans were $372.3 million in the first quarter of 2011, a decrease of $6.8 million, or 2%, from the first quarter of 2010. Average deposits were $622.7 million in the first quarter of 2011, an increase of $23.7 million, or 4%, from the first quarter of 2010.

The provision for loan losses during the first quarter of 2011 was $0.6 million, compared to $1.5 million in the first quarter of 2010. The Company’s annualized net charge-off ratio was 0.45% in the first quarter of 2011, compared to 1.48% in the first quarter of 2010.

Noninterest income was $1.1 million for the first quarter of 2011, compared to noninterest income of $2.3 million in the first quarter of 2010. The decrease in noninterest income is primarily due to a decrease in net securities gains of $1.1 million.

Noninterest expense was $3.6 million during the first quarter of 2011, unchanged from the first quarter of 2010.

Income tax expense was approximately $0.2 million in the first quarter of 2011, compared to $0.4 million in the first quarter of 2010. The Company’s effective tax rate in the first quarter of 2011 was approximately 9.36%, compared to 20.77% in the first quarter of 2010. The decrease in the Company’s effective tax rate during the first quarter of 2011 when compared to the first quarter of 2010 is due to a decline in the level of earnings before taxes and an increase in federal tax credits related to the Company’s investments in affordable housing limited partnerships.

In the first quarter of 2011, the Company paid cash dividends of $0.7 million, or $0.20 per share. The Company’s balance sheet remains strong and well capitalized under current regulatory guidelines with a total risk-based capital ratio of 16.09% and a Tier 1 leverage ratio of 8.56% at March 31, 2011.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting principles and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, our assessment of other-than-temporary impairment, recurring and non-recurring fair value measurements, the valuation of other real estate owned, and the valuation of deferred tax assets, were critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2011 and December 31, 2010, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups. The related adjustments increased the allowance for loan losses for this portfolio segment at March 31, 2011 and December 31, 2010.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2010 and 2009. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at March 31, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2011		2010
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$374,325	5.73%	$381,784	5.77%
Securities - taxable	240,342	2.86%	250,286	3.84%
Securities - tax-exempt	79,852	6.49%	80,812	6.47%

Total securities	320,194	3.77%	331,098	4.48%
Federal funds sold	17,864	0.20%	12,832	0.22%
Interest bearing bank deposits	2,295	—	1,076	—

Total interest-earning assets	714,678	4.69%	726,790	5.08%

Deposits:
NOW	91,975	0.67%	93,348	0.76%
Savings and money market	137,601	0.75%	104,334	1.12%
Certificates of deposits less than $100,000	115,295	2.07%	113,699	2.64%
Certificates of deposits and other time deposits of $100,000 or more	189,598	2.51%	204,174	2.85%

Total interest-bearing deposits	534,469	1.65%	515,555	2.08%
Short-term borrowings	2,477	0.49%	6,256	0.71%
Long-term debt	91,728	3.74%	118,347	4.03%

Total interest-bearing liabilities	628,674	1.95%	640,158	2.43%

Net interest income and margin	$5,249	2.98%	$5,268	2.94%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $5.2 million in the first quarter of 2011, unchanged from the first quarter of 2010 as net interest margin improvement offset a decline in average interest-earnings assets of 2%. Net interest margin (tax-equivalent) was 2.98% for the first quarter of 2011, compared to 2.94% for the first quarter of 2010.

The tax-equivalent yield on total interest-earning assets decreased 39 basis points in the first quarter of 2011 from the first quarter of 2010 to 4.69%. This decrease was primarily driven by a 71 basis points decrease in the tax-equivalent yield on total securities to 3.77%.

The cost of total interest-bearing liabilities decreased 48 basis points in the first quarter of 2011 from the first quarter of 2010 to 1.95%. This decrease was primarily driven by a 43 basis point decrease in the cost of total interest-bearing deposits to 1.95% and a 29 basis point decrease in the cost of long-term debt to 3.74%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, management believes, based on its processes and estimates should be adequate to provide coverage for the probable losses on outstanding loans. The provisions for loan losses amounted to $0.6 million and $1.5 million for the quarter ended March 31, 2011 and 2010, respectively. The decrease in the provision for loan losses was primarily due to a decrease in net charge-offs during the first quarter of 2011 when compared to the first quarter of 2010.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 2.13% at March 31, 2011, compared to 2.05% at December 31, 2010. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2011. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate market, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2011	2010
Service charges on deposit accounts	$291	$314
Mortgage lending income	440	482
Bank-owned life insurance	107	126
Securities (losses) gains, net	(46)	1,050
Other	353	324

Total noninterest income	$1,145	$2,296

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2011	2010
Origination income	$344	$392
Servicing fees, net	96	90

Total mortgage lending income	$440	$482

Mortgage lending income was $0.4 million in the first quarter of 2011, compared to $0.5 million in the first quarter of 2010. The slight decline in mortgage lending income was primarily due to a decrease in the volume of loans originated and sold as the level of mortgage refinance activity slowed during the first quarter of 2011, compared to the first quarter of 2010.

The Company recorded net securities losses of $0.1 million in the first quarter of 2011, compared to net securities gains of $1.1 million in the first quarter of 2010. The decrease was primarily due to $1.1 million in gains realized on the sale of securities during the first quarter of 2010, compared to nil in the first quarter of 2011.

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2011	2010
Salaries and benefits	$1,986	$1,905
Net occupancy and equipment	346	384
Professional fees	171	176
FDIC and other regulatory assessments	282	276
Other real estate owned, net	(17)	61
Other	882	834

Total noninterest expense	$3,650	$3,636

Salaries and benefits expense was $2.0 million for the first quarter of 2011, compared to $1.9 million for the first quarter of 2010. The slight increase was primarily due to normal increases in salaries and benefits expense, which were offset by a decline in commissions paid to our mortgage originators, as mortgage origination volume declined in the first quarter of 2011, compared to the first quarter of 2010.

Other real estate owned, net reduced noninterest expense by $17,000 in the first quarter of 2011, compared to net expenses of $61,000 in the first quarter of 2010. The decrease in expense related to OREO was due to rental income on certain OREO properties exceeding expenses for the first quarter of 2011.

Income Tax Expense

Income tax expense was approximately $0.2 million in the first quarter of 2011, compared to $0.4 million in the first quarter of 2010. The Company’s annualized effective tax rate for the first quarter of 2011 was 9.36%, compared to an annualized effective income tax rate of 20.77% for the first quarter of 2010. The decrease in the Company’s effective tax rate during the first quarter of 2011 when compared to the first quarter of 2010 was due to a decrease in the level of earnings before taxes and an increase in federal tax credits related to the Company’s investments in affordable housing limited partnerships.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $321.1 million and $315.2 million as of March 31, 2011 and December 31, 2010, respectively. Unrealized net losses on securities available-for-sale were $2.5 million at March 31, 2011 compared to unrealized net losses of $3.5 million at December 31, 2010. The decrease in unrealized net losses on securities available-for-sale were due to the narrowing of credits spreads on municipals bonds and changes in interest rates.

The average tax-equivalent yields earned on total securities were 3.77% in the first quarter of 2011 and 4.48% in the first quarter of 2010.

Loans

	2011	2010
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial and industrial	$51,323	53,288	58,400	56,168	52,918
Construction and land development	48,814	47,850	46,928	48,758	57,945
Commercial real estate	161,882	166,241	161,676	159,367	158,781
Residential real estate	95,997	96,241	96,888	100,451	99,660
Consumer installment	10,968	10,676	11,312	12,037	11,475

Total loans	368,984	374,296	375,204	376,781	380,779
Less: unearned income	(75)	(81)	(106)	(157)	(160)

Loans, net of unearned income	$368,909	374,215	375,098	376,624	380,619

Total loans, net of unearned income, were $368.9 million as of March 31, 2011, a decrease of $5.3 million from $374.2 million at December 31, 2010. Four loan categories represented the majority of the loan portfolio as of March 31, 2011. Commercial real estate loans represented 44%, residential real estate loans represented 26%, construction and land development loans represented 13% and commercial and industrial loans represented 14% of the Company’s total loans at March 31, 2011. Approximately 46% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2011.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $24.2 million at March 31, 2011, compared to $24.3 million at December 31, 2010. For residential real estate mortgage loans with a consumer purpose, approximately $2.2 million and $4.1 million required interest only payments at March 31, 2011 and December 31, 2010, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $3.8 million and $7.2 million at March 31, 2011 and December 31, 2010, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.73% in the first quarter of 2011 and 5.77% in the first quarter of 2010.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the impact of recessionary economic conditions on our borrowers’ cash flows, real estate market sales volumes, valuations, availability and cost of financing properties, real estate industry concentrations, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of laws and regulations.

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank; or 20% of the capital accounts if loans in excess of 10% are fully secured, the upper legal lending limit is approximately $13.6 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $12.2 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2011 and December 31, 2010, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at March 31, 2011 (and related balances at December 31, 2010).

(In thousands)	March 31, 2011	December 31, 2010
Lessors of 1 to 4 family residential properties	$39,341	$38,679
Office buildings	20,288	24,185
Hotel/motel	17,050	16,150
Manufacturing/industrial facilities	17,015	17,327

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. At March 31, 2011 and December 31, 2010, the allowance for loan losses was $7.9 million and $7.7 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2011 and the previous four quarters is presented below.

	2011	2010
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance at beginning of period	$7,676	7,181	6,580	6,546	6,495
Charge-offs:
Commercial and industrial	(56)	(66)	(77)	(326)	(68)
Construction and land development	(33)	(20)	(5)	(169)	(1,293)
Commercial real estate	(339)	—	—	—	—
Residential real estate	(57)	(153)	(91)	(262)	(46)
Consumer installment	(1)	(9)	(14)	(83)	(5)

Total charge-offs	(486)	(248)	(187)	(840)	(1,412)
Recoveries	65	93	58	124	13

Net charge-offs	(421)	(155)	(129)	(716)	(1,399)
Provision for loan losses	600	650	730	750	1,450

Ending balance	$7,855	7,676	7,181	6,580	6,546

as a % of loans	2.13%	2.05	1.91	1.75	1.72
as a % of nonperforming loans	70%	65	82	72	60
Net charge-offs as a % of average loans	0.45%	0.16	0.14	0.76	1.48

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 2.13% at March 31, 2011, compared to 2.05% at December 31, 2010. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs were $0.4 million, or 0.45% of average loans on an annualized basis, in the first quarter of 2011, compared to $1.4 million, or 1.48% of average loans on an annualized basis, in the first quarter of 2010. Approximately $1.3 million of the $1.4 million in net charge-offs during the first quarter of 2010 related to one construction and land development loan.

At March 31, 2011, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 70%, compared to 65% at December 31, 2010. This ratio increased due to an increase in the allowance for loan losses and a decrease in nonperforming loans when compared to December 31, 2010.

At March 31, 2011, the Company’s recorded investment in loans considered impaired was $10.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.0 million. At December 31, 2010, the Company’s recorded investment in loans considered impaired was $11.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At March 31, 2011, the Company had $19.6 million in nonperforming assets compared to $20.0 million at December 31, 2010. Included in nonperforming assets were nonperforming loans of $11.2 million and $11.8 million at March 31, 2011 and December 31, 2010, respectively. The majority of the balance in nonperforming assets at March 31, 2011 related to deterioration in the construction and land development loan portfolio.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2011 and the previous four quarters.

	2011	2010
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonperforming assets:
Nonaccrual loans	$11,166	11,833	8,776	9,151	10,934
Other nonperforming assets (primarily other real estate owned)	8,450	8,125	8,163	6,341	7,081

Total nonperforming assets	$19,616	19,958	16,939	15,492	18,015

as a % of loans and other real estate owned	5.20%	5.22	4.42	4.05	4.65
as a % of total assets	2.51%	2.61	2.18	1.98	2.28
Nonperforming loans as a % of total loans	3.03%	3.16	2.34	2.43	2.87
Accruing loans 90 days or more past due	$158	—	62	243	374

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median selling price for residential homes during the quarter ended March 31, 2011 was $159,133 a decrease of 7.8% from the same quarter a year earlier. In addition to a decrease in selling prices, the supply of housing and the average number of days on the market remain elevated. LCAR reported that residential inventory at March 31, 2011 was 1,455 homes, an increase of 2.7% from a year earlier and the average number of days on the market for residential homes sold during the quarter ended March 31, 2011 was 180 days. Continued weakness in the real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets. For additional discussion of risk factors, see Part I “Item 1A. Risk Factors” on page 17 in our annual report on Form 10-K for the year ended December 31, 2010.

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2011 and the previous four quarters.

	2011	2010
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonaccrual loans:
Commercial and industrial	508	521	535	—	—
Construction and land development	$4,043	4,102	2,689	4,686	6,500
Commercial real estate	3,954	4,735	2,688	2,326	1,730
Residential real estate	2,510	2,474	2,862	2,137	2,687
Consumer installment	151	1	2	2	17

Total nonaccrual loans	$11,166	11,833	8,776	9,151	10,934

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2011, the Company had $11.2 million in loans on nonaccrual, compared to $11.8 million at December 31, 2010.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses the Company might incur. Troubled debt restructurings (“TDRs”) are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. At March 31, 2011 the Company had $0.3 million in accruing TDRs. The Company had no accruing TDRs at December 31, 2010.

At March 31, 2011, the Company had approximately $158,000 in loans 90 days past due and still accruing interest. At December 31, 2010, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2011 and the previous four quarters.

	2011	2010
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Other real estate owned:
Residential condo development	$5,494	5,494	5,449	3,810	4,329
New home construction	346	369	243	253	253
Developed lots	282	136	136	136	136
Undeveloped land	1,746	1,746	1,746	1,746	2,210
Other	582	380	589	396	153

Total other real estate owned	$8,450	8,125	8,163	6,341	7,081

The Company held $8.5 million in OREO at March 31, 2011, which we had acquired from borrowers, compared to $8.1 million at December 31, 2010. OREO primarily relates to three properties with a total carrying value of $7.2 million at March 31, 2011. One of the properties is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on the condominium project on the Florida Gulf Coast from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in OREO. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as a FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, is greater than or equal to the Company’s recorded investment at March 31, 2011. During the first quarter of 2011, the Company learned that the FDIC has approved a bulk sale of the condominiums and club amenities, which may speed the disposition of this property in which we hold an interest.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $17.4 million, or 4.7% of total loans outstanding, net of unearned income at March 31, 2011, compared to $13.2 million, or 3.5% of total loans outstanding, net of unearned income at December 31, 2010. The increase in potential problem loans from December 31, 2010 is primarily due to one construction and land development loan. Continued weakness in the real estate market and the overall economy has adversely affected the Company’s volume of potential problem loans, and these economic conditions are expected to persist for the foreseeable future.

The table below provides information concerning the composition of performing potential problem loans for the first quarter of 2011 and the previous four quarters.

	2011	2010
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Potential problem loans:
Commercial and industrial	$1,051	413	658	1,295	1,430
Construction and land development	5,027	1,075	1,235	1,667	1,636
Commercial real estate	5,553	5,016	7,032	4,695	5,313
Residential real estate	5,657	6,600	5,425	6,059	5,981
Consumer installment	112	116	67	80	149

Total potential problem loans	$17,400	13,220	14,417	13,796	14,509

At March 31, 2011, approximately $1.6 million or 9.3% of total potential problem loans were past due at least 30 days but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the first quarter of 2011 and the previous four quarters.

	2011	2010
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial	$136	124	179	463	206
Construction and land development	493	201	—	246	20
Commercial real estate	419	—	361	1,026	1,658
Residential real estate	2,001	2,986	497	445	3,357
Consumer installment	60	29	102	87	3

Total	$3,109	3,340	1,139	2,267	5,244

Deposits

Total deposits were $631.4 million at March 31, 2011, an increase of $24.3 million, or 4.0%, compared to $607.1 million at December 31, 2010. Approximately $20.4 million of the increase is due to seasonal fluctuations in public depositor balances as tax receipts are collected and expended.

The average rate paid on total interest-bearing deposits was 1.65% in the first quarter of 2011 and 2.08% in the first quarter of 2010.

Noninterest bearing deposits were 15% and 14% of total deposits as of March 31, 2011 and December 31, 2010, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $34.0 million with none outstanding at March 31, 2011 and December 31, 2010, respectively. Securities sold under agreements to repurchase totaled $2.2 million at March 31, 2011, compared to $2.7 million at December 31, 2010.

The average rate paid on short-term borrowings was 0.49% in the first quarter of 2011 and 0.71% in the first quarter of 2010.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $15.0 million at March 31, 2011 and December 31, 2010, respectively, in securities sold under agreements to repurchase with an original maturity greater than one year. The Bank had $63.1 million and $71.1 million in long-term FHLB advances at March 31, 2011 and December 31, 2010, respectively, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both March 31, 2011 and December 31, 2010.

The average rate paid on long-term debt was 3.74% in the first quarter of 2011 and 4.03% in the first quarter of 2010.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $57.8 million and $56.4 million as of March 31, 2011 and December 31, 2010, respectively. The increase from December 31, 2010 is primarily driven by net earnings of $1.5 million and other comprehensive income due to the change in net unrealized losses on securities available-for-sale of $0.6 million, which was offset by cash dividends paid of approximately $0.7 million.

The Company’s tier 1 leverage ratio was 8.56%, tier 1 risk-based capital ratio was 14.84% and total risk-based capital ratio was 16.09% at March 31, 2011. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at March 31, 2011.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 30 percent. The results of our current economic value of equity model would indicate that we are in compliance with our guidelines at March 31, 2011.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2011 and December 31, 2010, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Company and the Bank are separate legal entities with different funding needs and sources, and each are subject to regulatory guidelines and requirements.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At March 31, 2011, the Bank had an available line of credit with the FHLB totaling $233.2 million with $63.1 million outstanding. At March 31, 2011, the Bank also had $34.0 million of federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At March 31, 2011, the Bank had outstanding standby letters of credit of $7.8 million and unfunded loan commitments outstanding of $41.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

The Company also has commitments to fund certain affordable housing investments. The Company invests in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of March 31, 2011, the Company had investments of $5.9 million, related to these projects, which are included in other assets on the Consolidated Balance Sheets. At March 31, 2011, the Company had $2.5 million of unfunded commitments related to affordable housing investments included in other liabilities. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at March 31, 2011. The funded portion of these loans was approximately $7.6 million at March 31, 2011. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

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

A breach of these presentations and warranties with respect to a particular mortgage loan or mortgage loans could result in the Company being required to repurchase the loan. During the first quarter of 2011, no loans have been repurchased by the Company. At March 31, 2011, no reserves have been deemed necessary for potential repurchase claims.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncement has been issued by the FASB, but is not yet effective:

•	ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.

Information about this pronouncement is described in more detail below.

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, provides guidance clarifying under what circumstances a creditor should classify a restructured loan as a TDR. A loan is a TDR if both of the following exist: (1) a creditor has granted a concession to the debtor, and (2) the debtor is experiencing financial difficulties. The ASU clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The ASU also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. This new guidance is effective for the Company in the third quarter of 2011 with retrospective application to January 1, 2011. Management is evaluating the impact these accounting changes may have on the Company’s consolidated financial statements.

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

	2011	2010
(in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net interest income (GAAP)	$4,814	4,642	4,738	4,688	4,831
Tax-equivalent adjustment	435	441	449	438	437

Net interest income (Tax-equivalent)	$5,249	5,083	5,187	5,126	5,268

Table 2 - Selected Quarterly Financial Data

	2011	2010
(Dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations
Net interest income (a)	$5,249	5,083	5,187	5,126	5,268
Less: tax-equivalent adjustment	435	441	449	438	437

Net interest income (GAAP)	4,814	4,642	4,738	4,688	4,831
Noninterest income (loss)	1,145	321	1,857	2,792	2,296

Total revenue	5,959	4,963	6,595	7,480	7,127
Provision for loan losses	600	650	730	750	1,450
Noninterest expense	3,650	3,630	4,366	4,809	3,636
Income tax expense	160	(195)	255	314	424

Net earnings	$1,549	878	1,244	1,607	1,617

Per share data:
Basic and diluted net earnings	$0.43	0.24	0.34	0.44	0.44
Cash dividends declared	0.20	0.195	0.195	0.195	0.195
Weighted average shares outstanding:
Basic and diluted	3,642,728	3,642,718	3,642,701	3,642,877	3,643,116
Shares outstanding, at period end	3,642,738	3,642,718	3,642,718	3,642,693	3,643,112
Book value	$15.87	15.47	16.73	16.21	15.86
Common stock price
High	$20.37	22.00	22.00	21.00	21.95
Low	19.51	19.50	18.08	16.86	17.61
Period end:	19.56	20.06	20.35	18.80	20.65
To earnings ratio	13.49 x	13.74	15.78	15.41	19.86
To book value	123%	130	122	116	130
Performance ratios:
Return on average equity	10.84%	5.68	8.31	10.96	11.31
Return on average assets	0.80%	0.45	0.64	0.82	0.82
Dividend payout ratio	46.51%	81.25	57.35	44.32	44.32
Asset Quality:
Allowance for loan losses as a % of:
Loans	2.13%	2.05	1.91	1.75	1.72
Nonperforming loans	70%	65	82	72	60
Nonperforming assets as a % of:
Loans and foreclosed properties	5.20%	5.22	4.42	4.05	4.65
Total assets	2.51%	2.61	2.18	1.98	2.28
Nonperforming loans as a % of total loans	3.03%	3.16	2.34	2.43	2.87
Net charge-offs as a % of average loans	0.45%	0.16	0.14	0.76	1.48
Capital Adequacy:
Tier 1 risk-based capital ratio	14.84%	14.57	14.53	14.25	13.76
Total risk-based capital ratio	16.09%	15.82	15.78	15.49	15.01
Tier 1 Leverage Ratio	8.56%	8.47	8.39	8.27	8.17
Other financial data:
Net interest margin (a)	2.98%	2.81	2.85	2.82	2.94
Effective income tax rate	9.36%	NM	17.01	16.35	20.77
Efficiency ratio (b)	57.08%	67.17	61.98	60.74	48.07
Selected average balances:
Securities	$320,194	321,956	331,913	326,553	331,098
Loans, net of unearned income	372,319	376,861	374,224	378,491	379,092
Total assets	776,795	773,393	779,879	785,286	784,183
Total deposits	622,720	602,934	559,708	606,041	599,021
Long-term debt	91,728	103,061	113,120	114,880	118,347
Total stockholders’ equity	57,171	61,841	59,900	58,648	57,208
Selected period end balances:
Securities	$321,098	315,220	322,118	333,107	333,660
Loans, net of unearned income	368,909	374,215	375,098	376,624	380,619
Allowance for loan losses	7,855	7,676	7,181	6,580	6,546
Total assets	781,557	763,829	777,846	784,124	791,324
Total deposits	631,394	607,127	602,508	605,755	608,588
Long-term debt	85,327	93,331	108,335	113,340	118,345
Total stockholders’ equity	57,801	56,368	60,937	59,042	57,778

(a)	Tax-equivalent. See “Table 1- Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM- not meaningful

Table 3 - Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$374,325	$5,287	5.73%	$381,784	$5,433	5.77%
Securities - taxable	240,342	1,695	2.86%	250,286	2,367	3.84%
Securities - tax-exempt (2)	79,852	1,278	6.49%	80,812	1,289	6.47%

Total securities	320,194	2,973	3.77%	331,098	3,656	4.48%
Federal funds sold	17,864	9	0.20%	12,832	7	0.22%
Interest bearing bank deposits	2,295	—	—	1,076	—	—

Total interest-earning assets	714,678	$8,269	4.69%	726,790	$9,096	5.08%
Cash and due from banks	13,715			13,029
Other assets	48,402			44,364

Total assets	$776,795			$784,183
Interest-bearing liabilities:
Deposits:
NOW	$91,975	$152	0.67%	$93,348	$176	0.76%
Savings and money market	137,601	255	0.75%	104,334	288	1.12%
Certificates of deposits less than $100,000	115,295	588	2.07%	113,699	740	2.64%
Certificates of deposits and other time deposits of $100,000 or more	189,598	1,175	2.51%	204,174	1,436	2.85%

Total interest-bearing deposits	534,469	2,170	1.65%	515,555	2,640	2.08%
Short-term borrowings	2,477	3	0.49%	6,256	11	0.71%
Long-term debt	91,728	847	3.74%	118,347	1,177	4.03%

Total interest-bearing liabilities	628,674	$3,020	1.95%	640,158	$3,828	2.43%
Noninterest-bearing deposits	88,251			83,466
Other liabilities	2,699			3,351
Stockholders’ equity	57,171			57,208

Total liabilities and stockholders’ equity	$776,795			$784,183

Net interest income and margin		$5,249	2.98%		$5,268	2.94%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Loan Portfolio Composition

	2011	2010
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial and industrial	$51,323	53,288	58,400	56,168	52,918
Construction and land development	48,814	47,850	46,928	48,758	57,945
Commercial real estate	161,882	166,241	161,676	159,367	158,781
Residential real estate	95,997	96,241	96,888	100,451	99,660
Consumer installment	10,968	10,676	11,312	12,037	11,475

Total loans	368,984	374,296	375,204	376,781	380,779
Less: unearned income	(75)	(81)	(106)	(157)	(160)

Loans, net of unearned income	368,909	374,215	375,098	376,624	380,619
Less: allowance for loan losses	(7,855)	(7,676)	(7,181)	(6,580)	(6,546)

Loans, net	$361,054	366,539	367,917	370,044	374,073

Table 5 - Allowance for Loan Losses and Nonperforming Assets

	2011	2010
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Allowance for loan losses:
Balance at beginning of period	$7,676	7,181	6,580	6,546	6,495
Charge-offs:
Commercial and industrial	(56)	(66)	(77)	(326)	(68)
Construction and land development	(33)	(20)	(5)	(169)	(1,293)
Commercial real estate	(339)	—	—	—	—
Residential real estate	(57)	(153)	(91)	(262)	(46)
Consumer installment	(1)	(9)	(14)	(83)	(5)

Total charge-offs	(486)	(248)	(187)	(840)	(1,412)
Recoveries	65	93	58	124	13

Net charge-offs	(421)	(155)	(129)	(716)	(1,399)
Provision for loan losses	600	650	730	750	1,450

Ending balance	$7,855	7,676	7,181	6,580	6,546

as a % of loans	2.13%	2.05	1.91	1.75	1.72
as a % of nonperforming loans	70%	65	82	72	60
Net charge-offs as a % of average loans	0.45%	0.16	0.14	0.76	1.48

Nonperforming assets:
Nonaccrual loans	$11,165	11,833	8,776	9,151	10,934
Other nonperforming assets (primarily other real estate owned)	8,450	8,125	8,163	6,341	7,081

Total nonperforming assets	$19,615	19,958	16,939	15,492	18,015

as a % of loans and foreclosed properties	5.20%	5.22	4.42	4.05	4.65
as a % of total assets	2.51%	2.61	2.18	1.98	2.28
Nonperforming loans as a % of total loans	3.03%	3.16	2.34	2.43	2.87
Accruing loans 90 days or more past due	$158	—	62	243	374

Table 6 - Allocation of Allowance for Loan Losses

	2011		2010
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$1,142	13.9	$973	14.2	$874	15.6	$881	14.9	$738	13.9
Construction and land development	2,257	13.2	2,223	12.8	2,177	12.5	1,092	12.9	1,180	15.2
Commercial real estate	2,697	43.9	2,893	44.4	2,308	43.1	2,178	42.3	1,972	41.7
Residential real estate	1,284	26.0	1,336	25.7	1,292	25.8	1,918	26.7	1,964	26.2
Consumer installment	202	3.0	141	2.9	133	3.0	198	3.2	207	3.0
Unallocated	273		110		397		313		485

Total allowance for loan losses	$7,855		$7,676		$7,181		$6,580		$6,546

* Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2011
Maturity of:
3 months or less	$12,301
Over 3 months through 6 months	16,892
Over 6 months through 12 months	53,681
Over 12 months	100,557

Total CDs and other time deposits of $100,000 or more	$183,431

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal, governmental, or regulatory proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	—	—	—	—
Total		—	—	—

(1)	Based on trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	May 16, 2011	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive
Officer and Chairman of the Board

Date:	May 16, 2011	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)