Form 10-Q
period 2011-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2011-08-15
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $0.01 par value per share	3,642,738 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2011	December 31, 2010

Assets:
Cash and due from banks	$15,654	$11,432
Federal funds sold	40,835	7,500
Interest bearing bank deposits	1,091	2,492

Cash and cash equivalents	57,580	21,424

Securities available-for-sale	296,443	315,220
Loans held for sale	2,278	4,281
Loans, net of unearned income	373,795	374,215
Allowance for loan losses	(7,746)	(7,676)

Loans, net	366,049	366,539

Premises and equipment, net	8,237	8,105
Bank-owned life insurance	16,385	16,171
Other real estate owned	9,361	8,125
Other assets	23,392	23,964

Total assets	$779,725	$763,829

Liabilities:
Deposits:
Noninterest-bearing	$96,888	$87,660
Interest-bearing	531,081	519,467

Total deposits	627,969	607,127
Federal funds purchased and securities sold under agreements to repurchase	2,314	2,685
Long-term debt	85,322	93,331
Accrued expenses and other liabilities	3,020	4,318

Total liabilities	718,625	707,461

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,753	3,752
Retained earnings	62,970	61,421
Accumulated other comprehensive income (loss), net	981	(2,201)
Less treasury stock, at cost - 314,397 shares and 314,417 shares at June 30, 2011 and December 31, 2010, respectively	(6,643)	(6,643)

Total stockholders’ equity	61,100	56,368

Total liabilities and stockholders’ equity	$779,725	$763,829

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2011	2010	2011	2010

Interest income:
Loans, including fees	$5,371	$5,492	$10,658	$10,925
Securities	2,613	2,959	5,151	6,178
Federal funds sold and interest bearing bank deposits	14	10	23	17

Total interest income	7,998	8,461	15,832	17,120

Interest expense:
Deposits	2,092	2,615	4,262	5,255
Short-term borrowings	3	3	6	14
Long-term debt	846	1,155	1,693	2,332

Total interest expense	2,941	3,773	5,961	7,601

Net interest income	5,057	4,688	9,871	9,519
Provision for loan losses	600	750	1,200	2,200

Net interest income after provision for loan losses	4,457	3,938	8,671	7,319

Noninterest income:
Service charges on deposit accounts	290	334	581	648
Mortgage lending	439	625	879	1,107
Bank-owned life insurance	107	106	214	232
Affordable housing investment losses	(230)	(57)	(230)	(114)
Other	355	353	708	734
Securities gains, net:
Realized gains, net	445	1,431	450	2,531
Total other-than-temporary impairments	(51)	(20)	(312)	(260)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	20	210	210

Total securities gains, net	394	1,431	348	2,481

Total noninterest income	1,355	2,792	2,500	5,088

Noninterest expense:
Salaries and benefits	2,068	1,939	4,054	3,844
Net occupancy and equipment	328	364	674	748
Professional fees	189	191	360	367
FDIC and other regulatory assessments	199	286	481	562
Other real estate owned, net	718	911	701	972
Prepayment penalty on long-term debt	—	298	—	298
Other	861	820	1,743	1,654

Total noninterest expense	4,363	4,809	8,013	8,445

Earnings before income taxes	1,449	1,921	3,158	3,962
Income tax (benefit) expense	(8)	314	152	738

Net earnings	$1,457	$1,607	$3,006	$3,224

Net earnings per share:
Basic and diluted	$0.40	$0.44	$0.83	$0.88

Weighted average shares outstanding:
Basic and diluted	3,642,738	3,642,877	3,642,733	3,642,996

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Common Stock
(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$(6,635)	$56,183
Comprehensive income:
Net earnings	—	—	—	3,224	—	—	3,224
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(133)	—	(133)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	1,196	—	1,196

Total comprehensive income	—	—	—	3,224	1,063	—	4,287

Cash dividends paid ($0.39 per share)	—	—	—	(1,421)	—	—	(1,421)
Stock repurchases (484 shares)	—	—	—	—	—	(8)	(8)
Sale of treasury stock (60 shares)	—	—	1	—	—	—	1

Balance, June 30, 2010	3,957,135	$39	$3,752	$60,720	$1,174	$(6,643)	$59,042

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368
Comprehensive income:
Net earnings	—	—	—	3,006	—	—	3,006
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(133)	—	(133)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	3,315	—	3,315

Total comprehensive income	—	—	—	3,006	3,182	—	6,188

Cash dividends paid ($0.40 per share)	—	—	—	(1,457)	—	—	(1,457)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, June 30, 2011	3,957,135	$39	$3,753	$62,970	$981	$(6,643)	$61,100

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2011	2010

Cash flows from operating activities:
Net earnings	$3,006	$3,224
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,200	2,200
Depreciation and amortization	309	273
Premium amortization and discount accretion, net	1,074	916
Net gain on securities	(348)	(2,481)
Net gain on sale of loans held for sale	(683)	(927)
Net loss on other real estate owned	741	857
Loss on prepayment of long-term debt	—	298
Loans originated for sale	(22,317)	(38,702)
Proceeds from sale of loans	24,851	40,130
Increase in cash surrender value of bank owned life insurance	(214)	(232)
Net increase in other assets	(1,706)	(1,087)
Net (decrease) increase in accrued expenses and other liabilities	(1,298)	355

Net cash provided by operating activities	4,615	4,824

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	97,407	120,083
Proceeds from maturities of securities available-for-sale	44,834	71,029
Purchase of securities available-for-sale	(119,147)	(186,208)
Net increase in loans	(3,268)	(3,113)
Net purchases of premises and equipment	(295)	(75)
Decrease in FHLB stock	423	—
Proceeds from sale of other real estate owned	581	571

Net cash provided by investing activities	20,535	2,287

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	9,228	10,012
Net increase in interest-bearing deposits	11,614	16,334
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(371)	(13,809)
Repayments or retirement of long-term debt	(8,009)	(5,307)
Proceeds from sale of treasury stock	1	1
Stock repurchases	—	(8)
Dividends paid	(1,457)	(1,421)

Net cash provided by financing activities	11,006	5,802

Net change in cash and cash equivalents	36,156	12,913
Cash and cash equivalents at beginning of period	21,424	12,395

Cash and cash equivalents at end of period	$57,580	$25,308

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,108	$7,770
Income taxes	332	843
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	2,558	477

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

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to June 30, 2011. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Accounting Developments

No new guidance was adopted by the Company during the second quarter of 2011. In the first quarter of 2011 the Company adopted new guidance related to the following Codification topic:

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

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarter and six months ended June 30, 2011 and 2010, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At June 30, 2011 and 2010, respectively, the Company had no options issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the quarter and six months ended June 30, 2011 and 2010 is presented below.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except share and per share data)	2011	2010	2011	2010
Basic and diluted:
Net earnings	$1,457	$1,607	$3,006	$3,224
Weighted average common shares outstanding	3,642,738	3,642,877	3,642,733	3,642,996
Earnings per share	$0.40	$0.44	$0.83	$0.88

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income for the quarter and six months ended June 30, 2011 and 2010 is presented below.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Comprehensive income:
Net earnings	$1,457	$1,607	$3,006	$3,224
Other comprehensive income (loss):
Due to change in other-than-temporary impairment losses related to factors other than credit on securities available-for-sale, net of tax	—	(13)	(133)	(133)
Due to change in all other unrealized gains on securities available-for-sale, net of tax	2,571	387	3,315	1,196
Total comprehensive income	$4,028	$1,981	$6,188	$4,287

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

At June 30, 2011, the Company did not have any consolidated VIEs to disclose but did have certain nonconsolidated VIEs, discussed below.

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

At June 30, 2011 and December 31, 2010, the Company had limited partnership investments of $5.6 million and $3.4 million, respectively, related to these projects, which are included in other assets on the Condensed Consolidated Balance Sheets. At June 30, 2011 and December 31, 2010, the Company had unfunded commitments related to affordable housing investments of $0.5 million and $1.9 million, respectively, included in accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.

Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $4.1 million and $11.4 million at June 30, 2011 and December 31, 2010, respectively. The funded portion of these loans was approximately $3.0 and $8.9 million at June 30, 2011 and December 31, 2010, respectively. The funded portions of these loans are included in loans, net of unearned income on the Condensed Consolidated Balance Sheets.

The following table summarizes VIEs that are not consolidated by the Company as of June 30, 2011.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Affordable housing investments (a)	$5,647	458	Other assets
Trust preferred issuances	N/A	7,217	Long-term debt

(a)	Maximum loss exposure represents the Company’s current investment of $5.6 million included in other assets. The current investment of $5.6 million includes $0.5 million of unfunded commitments related to affordable housing investments included in accrued expenses and other liabilities.

NOTE 5: SECURITIES

At June 30, 2011 and December 31, 2010, respectively, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2011 and December 31, 2010, respectively, are presented below.

	June 30, 2011
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	23,899	26,860	50,759	29	424	$51,154
Agency RMBS (a)	—	—	14,255	146,103	160,358	1,254	532	159,636
State and political subdivisions	20	932	15,389	66,734	83,075	1,737	353	81,691
Trust preferred securities:
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	2,231	2,231	186	134	2,179
Total available-for-sale	$20	932	53,543	241,948	296,443	3,206	1,653	$294,890

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2010
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	37,821	52,650	90,471	95	1,017	$91,393
Agency RMBS (a)	—	—	9,976	133,168	143,144	1,566	1,441	143,019
State and political subdivisions	21	856	13,547	62,342	76,766	472	2,801	79,095
Trust preferred securities:
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	2,129	2,129	—	153	2,282
Corporate debt	—	2,690	—	—	2,690	—	—	2,690
Total available-for-sale	$21	3,546	61,344	250,309	315,220	2,133	5,622	$318,709

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $186.5 million and $171.1 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the Condensed Consolidated Balance Sheets are cost-method investments. The carrying amounts of cost-method investments were $5.4 and $5.8 million at June 30, 2011 and December 31, 2010, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2011 and December 31, 2010, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2011:
Agency obligations	$27,704	424	—	—	27,704	$424
Agency RMBS	65,363	532	—	—	65,363	532
State and political subdivisions	10,604	193	3,459	160	14,063	353
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	866	134	866	134
Total	$103,671	1,149	4,345	504	108,016	$1,653

December 31, 2010:
Agency obligations	$45,351	1,017	—	—	45,351	$1,017
Agency RMBS	89,840	1,441	—	—	89,840	1,441
State and political subdivisions	49,176	2,323	3,207	478	52,383	2,801
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	847	153	847	153
Total	$184,367	4,781	4,074	841	188,441	$5,622

The applicable date for determining when securities are in an unrealized loss position is June 30, 2011. As such, it is possible that a security in an unrealized loss position at June 30, 2011 had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

•	the historical and implied volatility of the fair value of the security;

•	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	and recoveries or additional declines in fair value subsequent to the balance sheet date.

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

Cost-method investments

At June 30, 2011, cost-method investments with an aggregate cost of $5.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at June 30, 2011 and December 31, 2010, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of June 30, 2011

				Unrealized Losses			Life-to-date Impairment Charges
	Credit Rating		Fair Value	Less than 12 months	12 months or Longer	Total
(Dollars in thousands)	Moody’s	Fitch
Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$20	—	210	210	$1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	260	—	—	—	190
Main Street Bank Statutory Trust I (c)	n/a	n/a	459	—	41	41	—
MNB Capital Trust I	n/a	n/a	143	—	—	—	362
PrimeSouth Capital Trust I	n/a	n/a	161	—	—	—	339
TCB Trust	n/a	n/a	407	—	93	93	—
United Community Capital Trust	n/a	n/a	801	—	—	—	379

Total individual issuer			2,231	—	134	134	1,270

Total trust preferred securities			$2,251	—	344	344	$3,040

n/a – not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Now an obligation of BB&T Corporation.

Trust Preferred Securities as of December 31, 2010

				Unrealized Losses			Life-to-date Impairment Charges
	Credit Rating		Fair Value	Less than 12 months	12 months or Longer	Total
(Dollars in thousands)	Moody’s	Fitch
Pooled:
ALESCO Preferred Funding XVII Ltd (a)	Ca	C	$20	—	210	210	$1770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	312	—	—	—	138
Main Street Bank Statutory Trust I (c)	n/a	n/a	438	—	62	62	—
MNB Capital Trust I	n/a	n/a	152	—	—	—	348
PrimeSouth Capital Trust I	n/a	n/a	197	—	—	—	303
TCB Trust	n/a	n/a	409	—	91	91	—
United Community Capital Trust	n/a	n/a	621	—	—	—	379

Total individual issuer			2,129	—	153	153	1,168

Total trust preferred securities			$2,149	—	363	363	$2,938

n/a - not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Now an obligation of BB&T Corporation.

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

At June 30, 2011 and December 31, 2010, respectively, there was no excess subordination for the Class B notes of ALESCO Preferred Funding XVII, Ltd.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarters and six months ended June 30, 2011 and 2010 for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$2,989	$4,620	$2,938	$4,570
Additions:
Subsequent credit impairments	51	—	102	50
Reductions:
Securities sold	—	—	—	—
Due to change in intent or requirement to sell	—	—	—	—
Securities fully written down and deemed worthless	—	—	—	—
Increases in expected cash flows	—	—	—	—

Balance, end of period	$3,040	$4,620	$3,040	$4,620

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities, including equity securities carried at cost, for the six months ended June 30, 2011 and 2010.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$—	$—	$—	$50
Individual issuer trust preferred securities	51	—	102	—

Total debt securities	51	—	102	50
Cost-method investments	—	—	—	—

Total other-than-temporary impairment charges	$51	$—	$102	$50

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$51	—	$102	$50
Securities with intent to sell	—	—	—	—
Recorded directly to other comprehensive income for non-credit related impairment	—	20	210	210

Total other-than-temporary impairment on debt securities	$51	$20	$312	$260

Realized Gains and Losses

The following table presents the gross realized gains and losses on securities, including cost-method investments. Realized losses include other-than-temporary impairment charges.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross realized gains	$877	$1,431	$905	$2,570
Gross realized losses	(483)	—	(557)	(89)

Realized gains, net	$394	$1,431	$348	$2,481

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	June 30, 2011	December 31, 2010
Commercial and industrial	$52,027	$53,288
Construction and land development	43,864	47,850
Commercial real estate:
Owner occupied	74,928	76,252
Other	91,344	89,989

Total commercial real estate	166,272	166,241
Residential real estate:
Consumer mortgage	58,816	57,562
Investment property	41,680	38,679

Total residential real estate	100,496	96,241
Consumer installment	11,248	10,676

Total loans	373,907	374,296
Less: unearned income	(112)	(81)

Loans, net of unearned income	$373,795	$374,215

Loans secured by real estate were approximately 83.1% of the total loan portfolio at June 30, 2011. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At June 30, 2011, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

•

Consumer mortgage – primarily includes first or second lien mortgages and home equity lines to consumers that are secured by a primary residence or second home. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of June 30, 2011, and December 31, 2010

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans
June 30, 2011:
Commercial and industrial	$51,885	94	—	51,979	48	$52,027
Construction and land development	41,020	—	—	41,020	2,844	43,864
Commercial real estate:
Owner occupied	73,483	255	—	73,738	1,190	74,928
Other	88,465	201	—	88,666	2,678	91,344

Total commercial real estate	161,948	456	—	162,404	3,868	166,272
Residential real estate:
Consumer mortgage	57,791	—	11	57,802	1,014	58,816
Investment property	41,089	360	—	41,449	231	41,680

Total residential real estate	98,880	360	11	99,251	1,245	100,496
Consumer installment	11,087	15	—	11,102	146	11,248

Total	$364,820	925	11	365,756	8,151	$373,907

December 31, 2010:
Commercial and industrial	$52,643	124	—	52,767	521	$53,288
Construction and land development	43,547	201	—	43,748	4,102	47,850
Commercial real estate:
Owner occupied	73,419	—	—	73,419	2,833	76,252
Other	88,087	—	—	88,087	1,902	89,989

Total commercial real estate	161,506	—	—	161,506	4,735	166,241
Residential real estate:
Consumer mortgage	53,225	2,219	—	55,444	2,118	57,562
Investment property	37,556	767	—	38,323	356	38,679

Total residential real estate	90,781	2,986	—	93,767	2,474	96,241
Consumer installment	10,646	29	—	10,675	1	10,676

Total	$359,123	3,340	—	362,463	11,833	$374,296

At June 30, 2011 and December 31, 2010, nonaccrual loans amounted to $8.2 and $11.8 million, respectively. At June 30, 2011, there was $11,000 in loans 90 days past due and still accruing interest. At December 31, 2010, there were no loans 90 days past due and still accruing interest.

Allowance for Loan Losses

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

The Company deems loans impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan. The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. The Company believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. Consistent with prior periods, at June 30, 2011 and December 31, 2010, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The following table presents an analysis of the allowance for loan losses by portfolio segment as of June 30, 2011 and December 31, 2010. The total allowance for loan losses is then disaggregated to show the amounts derived through individual evaluation and the amounts calculated through collective evaluation.

	Six months ended June 30, 2011
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(362)	(145)	(339)	(446)	(3)	—	(1,295)
Recoveries	23	1	—	135	6	—	165
Net (charge-offs) recoveries	(339)	(144)	(339)	(311)	3	—	(1,130)
Provision	134	680	168	79	46	93	1,200
Ending balance	$767	2,759	2,722	1,104	190	204	$7,746

Individually evaluated	—	282	385	94	—	—	761
Collectively evaluated	767	2,477	2,337	1,010	190	204	6,985
Total loans:	$52,027	43,864	166,272	100,496	11,248		$373,907

Individually evaluated	233	2,844	4,319	949	—		8,345
Collectively evaluated	51,794	41,020	161,953	99,547	11,248		365,562

	December 31, 2010
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total
Allowance for loan losses:	$972	2,223	2,893	1,336	141	111	$7,676

Individually evaluated	277	123	765	144	—	—	1,309
Collectively evaluated	695	2,100	2,128	1,192	141	111	6,367
Total loans:	$53,288	47,850	166,241	96,241	10,676		$374,296

Individually evaluated	521	4,102	4,630	2,418	—		11,671
Collectively evaluated	52,767	43,748	161,611	93,823	10,676		362,625

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

•

Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

	June 30, 2011
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$48,984	2,004	991	48	$52,027
Construction and land development	35,898	106	5,016	2,844	43,864
Commercial real estate:
Owner occupied	67,161	4,814	1,763	1,190	74,928
Other	80,916	204	7,546	2,678	91,344
Total commercial real estate	148,077	5,018	9,309	3,868	166,272
Residential real estate:
Consumer mortgage	51,067	2,822	3,913	1,014	58,816
Investment property	37,695	2,280	1,474	231	41,680
Total residential real estate	88,762	5,102	5,387	1,245	100,496
Consumer installment	10,893	100	109	146	11,248
Total	$332,614	12,330	20,812	8,151	$373,907

	December 31, 2010
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$51,632	722	413	521	$53,288
Construction and land development	38,301	4,372	1,075	4,102	47,850
Commercial real estate:
Owner occupied	67,702	716	5,001	2,833	76,252
Other	84,354	3,718	15	1,902	89,989

Total commercial real estate	152,056	4,434	5,016	4,735	166,241
Residential real estate:
Consumer mortgage	48,620	2,700	4,124	2,118	57,562
Investment property	34,221	1,626	2,476	356	38,679

Total residential real estate	82,841	4,326	6,600	2,474	96,241
Consumer installment	10,426	133	116	1	10,676

Total	$335,256	13,987	13,220	11,833	$374,296

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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2011 and December 31, 2010.

					Six months ended
	June 30, 2011				June 30, 2011
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance	Average recorded investment	Interest income recognized (4)
With no allowance recorded:
Commercial and industrial	$233	—	233		$395	$2
Construction and land development	—	—	—		1,390	—
Commercial real estate:
Owner occupied	811	(5)	806		764	6
Other	1,580	(102)	1,478		1,508	—

Total commercial real estate	2,391	(107)	2,284		2,272	6
Residential real estate:
Consumer mortgages	—	—	—		58	—
Investment property	—	—	—		51	—

Total residential real estate	—	—	—		109	—
Consumer installment	—	—	—		—	—

Total	$2,624	(107)	2,517		$4,166	$8

With allowance recorded:
Commercial and industrial	$—	—	—	$—	$—	$—
Construction and land development	2,959	(115)	2,844	282	2,562	—
Commercial real estate:
Owner occupied	848	(14)	834	159	956	—
Other	1,229	(28)	1,201	226	1,229	—

Total commercial real estate	2,077	(42)	2,035	385	2,185	—
Residential real estate:
Consumer mortgages	1,010	(61)	949	94	1,704	—
Investment property	—	—	—	—	—	—

Total residential real estate	1,010	(61)	949	94	1,704	—
Consumer installment	—	—	—	—	—	—

Total	$6,046	(218)	5,828	$761	$6,451	$—

Total impaired loans	$8,670	(325)	8,345	$761	$10,617	$8

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.
(4)	Represents interest income related to accruing TDRs, which are considered impaired.

	December 31, 2010
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$—	—	—
Construction and land development	2,538	(54)	2,484
Commercial real estate:
Owner occupied	—	—	—
Other	1,592	(51)	1,541

Total commercial real estate	1,592	(51)	1,541
Residential real estate:
Consumer mortgages	1,072	(27)	1,045
Investment property	356	—	356

Total residential real estate	1,428	(27)	1,401
Consumer installment	—	—	—

Total	$5,558	(132)	5,426

With allowance recorded:
Commercial and industrial	$528	(7)	521	$277
Construction and land development	1,618	—	1,618	123
Commercial real estate:
Owner occupied	3,124	(35)	3,089	765
Other	—	—	—	—

Total commercial real estate	3,124	(35)	3,089	765
Residential real estate:
Consumer mortgages	1,073	(56)	1,017	144
Investment property	—	—	—	—

Total residential real estate	1,073	(56)	1,017	144
Consumer installment	—	—	—	—

Total	$6,343	(98)	6,245	$1,309

Total impaired loans	$11,901	(230)	11,671	$1,309

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

At June 30, 2011 and December 31, 2010, the Company had impaired loans classified as troubled debt restructurings (“TDRs”) of $7.4 million and $7.6 million, respectively. At June 30, 2011 the Company had $0.7 million in accruing TDRs. The Company had no accruing TDRs at December 31, 2010. For impaired loans classified as TDRs, the related allowance for loan losses was approximately $0.7 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

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

The change in amortized MSRs and the related valuation allowance for the quarters and six months ended June 30, 2011 and 2010 are presented below.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Beginning balance	$1,226	$851	$1,189	$834
Additions, net	65	62	152	111
Amortization expense	(52)	(36)	(102)	(68)

Ending balance	$1,239	$877	$1,239	$877

Fair value of amortized MSRs:
Beginning of period	$1,491	$1,030	$1,335	$978
End of period	1,422	1,023	1,422	1,023

The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. At June 30, 2011 and 2010 there was no valuation allowance recorded for MSRs.

NOTE 8: FAIR VALUE DISCLOSURES

“Fair value” is defined by FASB ASC 820, Fair Value Measurements and Disclosures, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative assets within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at June 30, 2011 or December 31, 2010.

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

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at June 30, 2011 or December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively, by caption, on the Condensed Consolidated Balance Sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Securities available-for-sale:
Agency obligations	$50,759	—	50,759	—
Agency RMBS	160,358	—	160,358	—
State and political subdivisions	83,075	—	83,075	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	2,231	—	—	2,231

Total securities available-for-sale	296,443	—	294,192	2,251
Other assets (1)	1,090	—	1,090	—

Total assets at fair value	$297,533	—	295,282	2,251

Other liabilities(1)	1,090	—	1,090	—

Total liabilities at fair value	$1,090	—	1,090	—

December 31, 2010:
Securities available-for-sale:
Agency obligations	$90,471	—	90,471	—
Agency RMBS	143,144	—	143,144	—
State and political subdivisions	76,766	—	76,766	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	2,129	—	—	2,129
Corporate debt	2,690	2,690	—	—

Total securities available-for-sale	315,220	2,690	310,381	2,149
Other assets (1)	1,101	—	1,101	—

Total assets at fair value	$316,321	2,690	311,482	2,149

Other liabilities(1)	1,101	—	1,101	—

Total liabilities at fair value	$1,101	—	1,101	—

(1)	Represents the fair value of interest rate swap agreements

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be rare. For the six months ended June 30, 2011, there were no transfers between levels.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying Condensed Consolidated Balance Sheets using Level 3 inputs:

	Six months ended June 30,
(Dollars in thousands)	2011	2010
Beginning balance	$2,149	$1,463
Total realized and unrealized gains and (losses):
Included in net earnings	(102)	(50)
Included in other comprehensive income	204	187
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or (out) of Level 3	—	—

Ending balance	$2,251	$1,600

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, respectively, by caption, on the Condensed Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Loans held for sale	$2,278	—	2,278	—
Loans, net(1)	7,584	—	—	7,584
Other real estate owned	9,361	—	—	9,361
Other assets (2)	1,239	—	—	1,239

Total assets at fair value	$20,462	—	2,278	18,184

December 31, 2010:
Loans held for sale	$4,281	—	4,281	—
Loans, net(1)	10,362	—	—	10,362
Other real estate owned	8,125	—	—	8,125
Other assets (2)	1,189	—	—	1,189

Total assets at fair value	$23,957	—	4,281	19,676

(1)	Loans considered impaired under FASB ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of mortgage servicing rights, net.

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

Securities available-for-sale

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

The carrying value and related estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are presented below.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$57,580	$57,580	$21,424	$21,424
Securities available-for-sale	296,443	296,443	315,220	315,220
Loans held for sale	2,278	2,278	4,281	4,281
Loans, net	366,049	372,040	366,539	372,869
Derivative assets	1,090	1,090	1,101	1,101
Financial Liabilities:
Deposits	$627,969	$635,519	$607,127	$615,300
Short-term borrowings	2,314	2,314	2,685	2,685
Long-term debt	85,322	92,329	93,331	99,505
Derivative liabilities	1,090	1,090	1,101	1,101

NOTE 10: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2011, the Company had no derivative contracts to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the six months ended June 30, 2011 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)
Interest rate swap agreements:
Pay fixed / receive variable	$5,892	—	1,090	$11
Pay variable / receive fixed	5,892	1,090	—	(11)

Total interest rate swap agreements	$11,784	1,090	1,090	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2011 and 2010, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly report on Form 10-Q for the quarter ended March 31, 2011.

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

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro and Notasulga, Alabama. In addition, the Bank will be opening a new full-service branch in Valley, Alabama during the fourth quarter of 2011. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Mortgage loan offices are located in Phenix City, Valley, and Mountain Brook, Alabama.

Summary of Results of Operations

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net interest income (a)	$5,497	$5,126	$10,746	$10,394
Less: tax-equivalent adjustment	440	438	875	875

Net interest income (GAAP)	5,057	4,688	9,871	9,519
Noninterest income	1,355	2,792	2,500	5,088

Total revenue	6,412	7,480	12,371	14,607
Provision for loan losses	600	750	1,200	2,200
Noninterest expense	4,363	4,809	8,013	8,445
Income tax (benefit) expense	(8)	314	152	738

Net earnings	$1,457	$1,607	$3,006	$3,224

Basic and diluted earnings per share	$0.40	$0.44	$0.83	$0.88

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $3.0 million for the first six months of 2011, compared to $ 3.2 million for the first six months of 2010. Basic and diluted earnings per share were $0.83 per share for the first six months of 2011, compared to $0.88 per share for the first six months of 2010.

Net interest income was $9.9 million for the first six months of 2011, compared to 9.5 million for the first six months of 2010. Average loans were $373.8 million in the first six months of 2011, a decrease of $5.0 million, or 1%, from the first six months of 2010. Average deposits were $624.3 million in the first six months of 2011, an increase of $21.8 million, or 4%, from the first six months of 2010.

The provision for loan losses during the first six months of 2011 was $1.2 million, compared to $2.2 million in the first six months of 2010. The Company’s annualized net charge-off ratio was 0.60% in the first six months of 2011, compared to 1.12% in the first six months of 2010.

Noninterest income was $2.5 million for the first six months of 2011, compared to noninterest income of $5.1 million in the first six months of 2010. The decrease in noninterest income was primarily due to a decrease in net securities gains of $2.1 million.

Noninterest expense was $8.0 million during the first six months of 2011, compared to noninterest expense of $8.4 million in the first six months of 2010. The decrease in noninterest expense was primarily due to decreases in net expenses related to other real estate owned and prepayment penalties on long-term debt, which were partially offset by an increase in salaries and benefits expense.

Income tax expense was approximately $0.2 million in the first six months of 2011, compared to $0.7 million in the first six months of 2010. The Company’s effective tax rate in the first six months of 2011 was approximately 4.81%, compared to 18.63% in the first six months of 2010. The decrease in the Company’s effective tax rate during the first six months of 2011 when compared to the first six months of 2010 was due to a decline in the level of earnings before taxes and an increase in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which increased in 2011.

In the first six months of 2011, the Company paid cash dividends of $1.5 million, or $0.40 per share. The Company’s balance sheet remains strong and well capitalized under current regulatory guidelines with a total risk-based capital ratio of 16.20% and a Tier 1 leverage ratio of 8.65% at June 30, 2011.

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

Allowance for Loan Losses

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

The Company deems loans impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan. The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, impairment measurement is based on the fair value of the collateral, less estimated disposal costs. The Company believes it follows appropriate accounting and regulatory guidance in determining impairment and accrual status of impaired loans.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. Consistent with prior periods, at June 30, 2011 and December 31, 2010, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2011 and 2010. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at June 30, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six months ended June 30,
	2011		2010
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$375,550	5.72%	$381,694	5.77%
Securities - taxable	232,353	3.00%	248,210	3.64%
Securities - tax-exempt	80,486	6.45%	80,603	6.44%

Total securities	312,839	3.88%	328,813	4.33%
Federal funds sold	24,174	0.18%	16,195	0.21%
Interest bearing bank deposits	1,834	0.11%	829	0.00%

Total interest-earning assets	714,397	4.72%	727,531	4.99%

Deposits:
NOW	92,951	0.67%	93,174	0.74%
Savings and money market	139,721	0.73%	109,012	1.15%
Certificates of deposits less than $100,000	114,998	2.03%	113,595	2.56%
Certificates of deposits and other time deposits of $100,000 or more	186,722	2.47%	202,835	2.83%

Total interest-bearing deposits	534,392	1.61%	518,616	2.04%
Short-term borrowings	2,409	0.50%	4,230	0.67%
Long-term debt	88,508	3.86%	116,604	4.03%

Total interest-bearing liabilities	625,309	1.92%	639,450	2.40%

Net interest income and margin	$10,746	3.03%	$10,394	2.88%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $10.7 million in the first six months of 2011, compared to $10.4 million for the first six months of 2010 as net interest margin improvement offset a decline in average interest-earnings assets of 2%. Net interest margin (tax-equivalent) was 3.03% for the first six months of 2011, compared to 2.88% for the first six months of 2010.

The tax-equivalent yield on total interest-earning assets decreased 27 basis points in the first six months of 2011 from the first six months of 2010 to 4.72%. This decrease was primarily driven by a 45 basis points decrease in the tax-equivalent yield on total securities to 3.88%.

The cost of total interest-bearing liabilities decreased 48 basis points in the first six months of 2011 from the first six months of 2010 to 1.92%. This decrease was primarily driven by a 43 basis point decrease in the cost of total interest-bearing deposits to 1.61% and a 17 basis point decrease in the cost of long-term debt to 3.86%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, management believes, based on its processes and estimates should be adequate to provide coverage for the probable losses on outstanding loans. The provisions for loan losses amounted to $1.2 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in the provision for loan losses was primarily due to a decrease in net charge-offs during the first six months of 2011 when compared to the first six months of 2010.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 2.07% at June 30, 2011, compared to 2.05% at December 31, 2010. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2011. While the policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate market, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service charges on deposit accounts	$290	$334	$581	$648
Mortgage lending income	439	625	879	1,107
Bank-owned life insurance	107	106	214	232
Securities gains, net	394	1,431	348	2,481
Affordable housing investment losses	(230)	(57)	(230)	(114)
Other	355	353	708	734

Total noninterest income	$1,355	$2,792	$2,500	$5,088

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Origination income	$339	$535	$683	$927
Servicing fees, net	100	90	196	180

Total noninterest expense	$439	$625	$879	$1,107

Mortgage lending income was $0.9 million for the first six months of 2011, compared to $1.1 million for the first six months of 2010. The decline in mortgage lending income was primarily due to a decrease in the volume of loans originated and sold as the level of mortgage activity slowed during the first six months of 2011, compared to the first six months of 2010.

Mortgage lending income decreased in the second quarter of 2011 when compared to the second quarter of 2010 due to the same factors described above.

The Company recorded net securities gains of $0.3 million in the first six months of 2011, compared to net securities gains of $2.5 million in the first six months of 2010. The decrease was primarily due to $0.5 million in net gains realized on the sale of securities during the second quarter of 2011, compared to $2.5 million during the second quarter of 2010.

Net securities gains decreased in the second quarter of 2011 when compared to the second quarter of 2010 primarily due to a decrease in net gains realized on the sale of securities.

Losses related to affordable housing partnership investments were $0.2 million for the first six months of 2011, compared to $0.1 million for the first six months of 2010. The increase in losses on affordable housing partnership investments was primarily due to the Company’s increased total investment in these projects. While the losses incurred by the partnerships are recognized in pre-tax earnings, these investments are designed to generate a return primarily through the realization of federal tax credits. As a result, these investments have significantly reduced the Company’s income tax expense during 2011 when compared to 2010.

Losses related to affordable housing partnership investments increased in the second quarter of 2011 when compared to the second quarter of 2010 due to the same factors described above.

Noninterest Expense
	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Salaries and benefits	$2,068	$1,939	$4,054	$3,844
Net occupancy and equipment	328	364	674	748
Professional fees	189	191	360	367
FDIC and other regulatory assessments	199	286	481	562
Other real estate owned, net	718	911	701	972
Prepayment penalty on long-term debt	—	298	—	298
Other	861	820	1,743	1,654

Total noninterest expense	$4,363	$4,809	$8,013	$8,445

Salaries and benefits expense was $4.1 million for the first six months of 2011, compared to $3.8 million for the first six months of 2010. The increase was primarily due to normal increases in salaries and benefits expense.

Salaries and benefits expense increased in the second quarter of 2011 when compared to the second quarter of 2010 due to the same factors described above.

FDIC and other regulatory assessments expense was $0.5 million for the first six months of 2011, compared to $0.6 million for the first six months of 2010. The decrease was primarily due to the FDIC redefining the deposit insurance assessment base effective April 1, 2011. Most FDIC insured institutions with less than $10 billion in assets experienced a reduction in their second quarter 2011 assessment.

FDIC and other regulatory assessments expense decreased in the second quarter of 2011 when compared to the second quarter of 2010 due to the same factors described above.

Other real estate owned (“OREO”) expense, net was $0.7 million for the first six months of 2011, compared to $1.0 million in the first six months of 2010. Approximately $0.7 million and $0.9 million of other real estate owned expense during the first first six months of 2011 and 2010, respectively, related to holding losses on certain OREO properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in other real estate owned expense, net. Additionally, the Company will continue to incur expenses associated with maintenance costs and property taxes associated with these assets. During the first six months of 2011, rental income on OREO properties exceeded these costs.

Other real estate owned expense, net decreased in the second quarter of 2011 when compared to the second quarter of 2010 due to the same factors described above.

Noninterest expense for the second quarter and first six months of 2010 included a $0.3 million prepayment penalty on long-term debt. The Company prepaid $5.0 million of securities sold under agreements to repurchase included in long-term debt on the Consolidated Balance Sheets during the second quarter of 2010 as part of its efforts to reduce wholesale funding sources.

Income Tax Expense

Income tax expense was approximately $0.2 million in the first six months of 2011, compared to $0.7 million in the first six months of 2010. The Company’s annualized effective tax rate for the first six months of 2011 was 4.81%, compared to an annualized effective income tax rate of 18.63% for the first six months of 2010. The decrease in the Company’s effective tax rate during the first six months of 2011 when compared to the first six months of 2010 was due to a decrease in the level of earnings before taxes and an increase in federal tax credits related to the Company’s investments in affordable housing limited partnerships.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $296.4 million and $315.2 million as of June 30, 2011 and December 31, 2010, respectively. Unrealized net gains on securities available-for-sale were $1.6 million at June 30, 2011 compared to unrealized net losses of $3.5 million at December 31, 2010. The increase in unrealized gains on securities available-for-sale were due to the narrowing of credits spreads on municipals bonds and changes made to our portfolio of agency obligation and mortgage backed securities to improve the impact on interest rate risk on the overall securities portfolio.

The average tax-equivalent yields earned on total securities were 3.88% in the first six months of 2011 and 4.33% in the first six months of 2010.

Loans

	2011		2010
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial and industrial	$52,027	51,323	53,288	58,400	56,168
Construction and land development	43,864	48,814	47,850	46,928	48,758
Commercial real estate	166,272	161,882	166,241	161,676	159,367
Residential real estate	100,496	95,997	96,241	96,888	100,451
Consumer installment	11,248	10,968	10,676	11,312	12,037

Total loans	373,907	368,984	374,296	375,204	376,781
Less: unearned income	(112)	(75)	(81)	(106)	(157)

Loans, net of unearned income	$373,795	368,909	374,215	375,098	376,624

Total loans, net of unearned income, were $373.8 million as of June 30, 2011, a decrease of $0.4 million from $374.2 million at December 31, 2010. Four loan categories represented the majority of the loan portfolio as of June 30, 2011. Commercial real estate loans represented 44%, residential real estate loans represented 27%, construction and land development loans represented 12% and commercial and industrial loans represented 14% of the Company’s total loans at June 30, 2011. Approximately 45% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2011.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $24.6 million at June 30, 2011, compared to $24.3 million at December 31, 2010. For residential real estate mortgage loans with a consumer purpose, approximately $1.9 million and $4.1 million required interest only payments at June 30, 2011 and December 31, 2010, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $3.9 million and $7.2 million at June 30, 2011 and December 31, 2010, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.72% in the first six months of 2011 and 5.77% in the first six months of 2010.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank; or 20% of the capital accounts if loans in excess of 10% are fully secured, the upper legal lending limit is approximately $13.8 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $12.4 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2011 and December 31, 2010, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at June 30, 2011 (and related balances at December 31, 2010).

(In thousands)	June 30, 2011	December 31, 2010
Lessors of 1 to 4 family residential properties	$41,680	$38,679
Office buildings	20,399	24,185

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. At June 30, 2011 and December 31, 2010, the allowance for loan losses was $7.7 million, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2011 and the previous four quarters is presented below.

	2011		2010
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Balance at beginning of period	$7,855	7,676	7,181	6,580	6,546
Charge-offs:
Commercial and industrial	(306)	(56)	(66)	(77)	(326)
Construction and land development	(112)	(33)	(20)	(5)	(169)
Commercial real estate	—	(339)	—	—	—
Residential real estate	(389)	(57)	(153)	(91)	(262)
Consumer installment	(2)	(1)	(9)	(14)	(83)

Total charge-offs	(809)	(486)	(248)	(187)	(840)
Recoveries	100	65	93	58	124

Net charge-offs	(709)	(421)	(155)	(129)	(716)
Provision for loan losses	600	600	650	730	750

Ending balance	$7,746	7,855	7,676	7,181	6,580

as a % of loans	2.07%	2.13	2.05	1.91	1.75
as a % of nonperforming loans	95%	70	65	82	72
Net charge-offs as a % of average loans	0.76%	0.45	0.16	0.14	0.76

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 2.07% at June 30, 2011, compared to 2.05% at December 31, 2010. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At June 30, 2011, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 95%, compared to 65% at December 31, 2010. The increase in this ratio is primarily attributable to a decrease in nonperforming loans.

At June 30, 2011, the Company’s recorded investment in loans considered impaired was $8.3 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.8 million. At December 31, 2010, the Company’s recorded investment in loans considered impaired was $11.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million.

At June 30, 2011 and December 31, 2010, the Company had impaired loans classified as troubled debt restructurings (“TDRs”) of $7.4 million and $7.6 million, respectively. At June 30, 2011 the Company had $0.7 million in accruing TDRs. The Company had no accruing TDRs at December 31, 2010. For impaired loans classified as TDRs, the related allowance for loan losses was approximately $0.7 million and $1.0 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

Nonperforming Assets

At June 30, 2011, the Company had $17.5 million in nonperforming assets compared to $20.0 million at December 31, 2010. Included in nonperforming assets were nonperforming loans of $8.2 million and $11.8 million at June 30, 2011 and December 31, 2010, respectively. The majority of the balance in nonperforming assets at June 30, 2011 related to deterioration in the construction and land development loan portfolio.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2011 and the previous four quarters.

	2011		2010
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonperforming assets:
Nonaccrual loans	$8,151	11,166	11,833	8,776	9,151
Other nonperforming assets (primarily other real estate owned)	9,361	8,450	8,125	8,163	6,341

Total nonperforming assets	$17,512	19,616	19,958	16,939	15,492

as a % of loans and other real estate owned	4.57%	5.20	5.22	4.42	4.05
as a % of total assets	2.25%	2.51	2.61	2.18	1.98
Nonperforming loans as a % of total loans	2.18%	3.03	3.16	2.34	2.43
Accruing loans 90 days or more past due	$11	158	—	62	243

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median selling price for residential homes during the quarter ended June 30, 2011 was $153,217 a decrease of 7.7% from the same quarter a year earlier. In addition to a decrease in selling prices, the supply of housing and the average number of days on the market remain elevated. LCAR reported that residential inventory at June 30, 2011 was 1,363 homes, a decrease of 10.3% from a year earlier and the average number of days on the market for residential homes sold during the quarter ended June 30, 2011 was 184 days. Continued weakness in the real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets. For additional discussion of risk factors, see Part I “Item 1A. Risk Factors” on page 17 in our annual report on Form 10-K for the year ended December 31, 2010.

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2011 and the previous four quarters.

	2011		2010
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonaccrual loans:
Commercial and industrial	$48	508	521	535	—
Construction and land development	2,844	4,043	4,102	2,689	4,686
Commercial real estate	3,868	3,954	4,735	2,688	2,326
Residential real estate	1,245	2,510	2,474	2,862	2,137
Consumer installment	146	151	1	2	2

Total nonaccrual loans	$8,151	11,166	11,833	8,776	9,151

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2011, the Company had $8.2 million in loans on nonaccrual, compared to $11.8 million at December 31, 2010.

At June 30, 2011, the Company had approximately $11,000 in loans 90 days past due and still accruing interest. At December 31, 2010, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2011 and the previous four quarters.

	2011		2010
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Other real estate owned:
Residential condo developments	$5,015	5,494	5,494	5,449	3,810
New home construction	346	346	369	243	253
Developed lots	209	282	136	136	136
Commercial lots	1,528	—	—	—	—
Undeveloped land	1,401	1,746	1,746	1,746	1,746
Other	862	582	380	589	396

Total other real estate owned	$9,361	8,450	8,125	8,163	6,341

The Company held $9.4 million in OREO at June 30, 2011, which we had acquired from borrowers, compared to $8.1 million at December 31, 2010. OREO primarily relates to four properties with a total carrying value of $7.9 million at June 30, 2011. One of the properties, with a book value of $3.2 million at June 30, 2011, is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on the condominium project on the Florida Gulf Coast from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in OREO. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as an FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, is greater than or equal to the Company’s recorded investment at June 30, 2011. During the first six months of 2011, the Company learned that the FDIC has approved a bulk sale of the condominiums and club amenities, which may speed the disposition of this property in which we hold an interest.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $20.8 million, or 5.6% of total loans outstanding, net of unearned income at June 30, 2011, compared to $13.2 million, or 3.5% of total loans outstanding, net of unearned income at December 31, 2010.

The table below provides information concerning the composition of performing potential problem loans for the second quarter of 2011 and the previous four quarters.

	2011		2010
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Potential problem loans:
Commercial and industrial	$991	1,051	413	658	1,295
Construction and land development	5,016	5,027	1,075	1,235	1,667
Commercial real estate	9,309	5,553	5,016	7,032	4,695
Residential real estate	5,387	5,657	6,600	5,425	6,059
Consumer installment	109	112	116	67	80

Total potential problem loans	$20,812	17,400	13,220	14,417	13,796

At June 30, 2011, approximately $0.6 million or 2.8% of total potential problem loans were past due at least 30 days but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the second quarter of 2011 and the previous four quarters.

	2011		2010
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial	$94	136	124	179	463
Construction and land development	—	493	201	—	246
Commercial real estate	456	419	—	361	1,026
Residential real estate	360	2,001	2,986	497	445
Consumer installment	15	60	29	102	87

Total	$925	3,109	3,340	1,139	2,267

Deposits

Total deposits were $628.0 million at June 30, 2011, an increase of $20.9 million, or 3.4%, compared to $607.1 million at December 31, 2010. The increase was primarily due to a $9.2 million increase in noninterest bearing demand deposits and an $11.6 million increase in interest bearing deposits. The increase in interest bearing demand deposits was primarily due to increases in public depositor balances.

The average rate paid on total interest-bearing deposits was 1.61% in the first six months of 2011 and 2.04% in the first six months of 2010.

Noninterest bearing deposits were 15% and 14% of total deposits as of June 30, 2011 and December 31, 2010, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $34.0 million with none outstanding at June 30, 2011 and December 31, 2010, respectively. Securities sold under agreements to repurchase totaled $2.3 million at June 30, 2011, compared to $2.7 million at December 31, 2010.

The average rate paid on short-term borrowings was 0.50% in the first six months of 2011 and 0.67% in the first six months of 2010.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $15.0 million at June 30, 2011 and December 31, 2010, respectively, in securities sold under agreements to repurchase with an original maturity greater than one year. The Bank had $63.1 million and $71.1 million in long-term FHLB advances at June 30, 2011 and December 31, 2010, respectively, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both June 30, 2011 and December 31, 2010.

The average rate paid on long-term debt was 3.86% in the first six months of 2011 and 4.03% in the first six months of 2010.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $61.1 million and $56.4 million as of June 30, 2011 and December 31, 2010, respectively. The increase from December 31, 2010 was primarily driven by net earnings of $3.0 million and other comprehensive income due to the change in net unrealized gains (losses) on securities available-for-sale of $3.2 million, which was reduced by cash dividends paid of approximately $1.5 million.

The Company’s tier 1 leverage ratio was 8.65%, tier 1 risk-based capital ratio was 14.95% and total risk-based capital ratio was 16.20% at June 30, 2011. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at June 30, 2011.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25 percent. The results of our current economic value of equity model would indicate that we are in compliance with our guidelines at June 30, 2011.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2011 and December 31, 2010, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At June 30, 2011, the Bank had an available line of credit with the FHLB totaling $233.0 million with $63.1 million outstanding. At June 30, 2011, the Bank also had $34.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At June 30, 2011, the Bank had outstanding standby letters of credit of $8.4 million and unfunded loan commitments outstanding of $41.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or securities available-for-sale, or draw on its available credit facilities.

The Company also has commitments to fund certain affordable housing investments. The Company invests in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of June 30, 2011, the Company had investments of $5.6 million, related to these projects, which are included in other assets on the Consolidated Balance Sheets. At June 30, 2011, the Company had $0.5 million of unfunded commitments related to affordable housing investments included in other liabilities. Additionally, the Company had outstanding loan commitments with certain of the partnerships totaling $4.1 million at June 30, 2011. The funded portion of these loans was approximately $3.1 million at June 30, 2011. The funded portions of these loans are included in loans, net of unearned income on the Consolidated Balance Sheets.

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

A breach of these presentations and warranties with respect to a particular mortgage loan or mortgage loans could result in the Company being required to repurchase the loan. During the first six months of 2011, no loans have been repurchased by the Company. At June 30, 2011, no reserves have been deemed necessary for potential repurchase claims.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncements have been issued by the FASB, but are not yet effective:

•	ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.

•	ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements,

•	ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure

•	ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income,

Information about these pronouncements are described in more detail below.

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, provides guidance clarifying under what circumstances a creditor should classify a restructured loan as a TDR. A loan is a TDR if both of the following exist: (1) a creditor has granted a concession to the debtor, and (2) the debtor is experiencing financial difficulties. The ASU clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The ASU also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. This new guidance is effective for the Company in the third quarter of 2011 with retrospective application to January 1, 2011. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial position or results of operations.

ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements, removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed-upon terms, even if the transferee were to default. The requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement assets is also eliminated. The amendments in this ASU are effective for interim and annual periods beginning after December 31, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt these amendments when required, and does not anticipate that the ASU will have an impact on its financial position or results of operations.

ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, outlines the collaborative effort of the FASB and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 31, 2011. Early application is not permitted. The Company will adopt these amendments when required, and does not believe the application will have a material effect on its financial position or results of operations.

ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, amends existing standards allowing either a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income in both options. Any changes pursuant to the options allowed in the amendments should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating its timing of adoption, but will adopt it retrospectively by the effective date.

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

	2011		2010
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Net interest income (GAAP)	$5,057	4,814	4,642	4,738	4,688
Tax-equivalent adjustment	440	435	441	449	438

Net interest income (Tax-equivalent)	$5,497	5,249	5,083	5,187	5,126

				Six months ended June 30,
(In thousands)				2011	2010
Net interest income (GAAP)				$9,871	9,519
Tax-equivalent adjustment				875	875

Net interest income (Tax-equivalent)				$10,746	10,394

Table 2 - Selected Quarterly Financial Data

	2011		2010
(Dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Results of Operations
Net interest income (a)	$5,497	5,249	5,083	5,187	5,126
Less: tax-equivalent adjustment	440	435	441	449	438

Net interest income (GAAP)	5,057	4,814	4,642	4,738	4,688
Noninterest income (loss)	1,355	1,145	321	1,857	2,792

Total revenue	6,412	5,959	4,963	6,595	7,480
Provision for loan losses	600	600	650	730	750
Noninterest expense	4,363	3,650	3,630	4,366	4,809
Income tax (benefit) expense	(8)	160	(195)	255	314

Net earnings	$1,457	1,549	878	1,244	1,607

Per share data:
Basic and diluted net earnings	$0.40	0.43	0.24	0.34	0.44
Cash dividends declared	0.20	0.20	0.195	0.195	0.195
Weighted average shares outstanding:
Basic and diluted	3,642,738	3,642,728	3,642,718	3,642,701	3,642,877
Shares outstanding, at period end	3,642,738	3,642,738	3,642,718	3,642,718	3,642,693
Book value	$16.77	15.87	15.47	16.73	16.21
Common stock price
High	$19.91	20.37	22.00	22.00	21.00
Low	19.40	19.51	19.50	18.08	16.86
Period end:	19.75	19.56	20.06	20.35	18.80
To earnings ratio	14.01 x	13.49	13.74	15.78	15.41
To book value	118%	123	130	122	116
Performance ratios:
Return on average equity	9.90%	10.84	5.68	8.31	10.96
Return on average assets	0.75%	0.80	0.45	0.64	0.82
Dividend payout ratio	50.00%	46.51	81.25	57.35	44.32
Asset Quality:
Allowance for loan losses as a % of:
Loans	2.07%	2.13	2.05	1.91	1.75
Nonperforming loans	95%	70	65	82	72
Nonperforming assets as a % of:
Loans and foreclosed properties	4.57%	5.20	5.22	4.42	4.05
Total assets	2.25%	2.51	2.61	2.18	1.98
Nonperforming loans as a % of total loans	2.18%	3.03	3.16	2.34	2.43
Net charge-offs as a % of average loans	0.76%	0.45	0.16	0.14	0.76
Capital Adequacy:
Tier 1 risk-based capital ratio	14.95%	14.84	14.57	14.53	14.25
Total risk-based capital ratio	16.20%	16.09	15.82	15.78	15.49
Tier 1 Leverage Ratio	8.65%	8.56	8.47	8.39	8.27
Other financial data:
Net interest margin (a)	3.09%	2.98	2.81	2.85	2.82
Effective income tax rate	NM %	9.36	NM	17.01	16.35
Efficiency ratio (b)	63.67%	57.08	67.17	61.98	60.74
Selected average balances:
Securities	$305,564	320,194	321,956	331,913	326,553
Loans, net of unearned income	375,192	372,319	376,861	374,224	378,491
Total assets	777,181	776,795	773,393	779,879	785,286
Total deposits	625,941	622,720	602,934	559,708	606,041
Long-term debt	85,323	91,728	103,061	113,120	114,880
Total stockholders’ equity	58,888	57,171	61,841	59,900	58,648
Selected period end balances:
Securities	$296,443	321,098	315,220	322,118	333,107
Loans, net of unearned income	373,795	368,909	374,215	375,098	376,624
Allowance for loan losses	7,746	7,855	7,676	7,181	6,580
Total assets	779,725	781,557	763,829	777,846	784,124
Total deposits	627,969	631,394	607,127	602,508	605,755
Long-term debt	85,322	85,327	93,331	108,335	113,340
Total stockholders’ equity	61,100	57,801	56,368	60,937	59,042

(a)	Tax-equivalent. See “Table 1- Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM- not meaningful

Table 3 - Selected Financial Data

	Six months ended June 30,
(Dollars in thousands, except per share amounts)	2011	2010
Results of Operations
Net interest income (a)	$10,746	10,394
Less: tax-equivalent adjustment	875	875

Net interest income (GAAP)	9,871	9,519
Noninterest income (loss)	2,500	5,088

Total revenue	12,371	14,607
Provision for loan losses	1,200	2,200
Noninterest expense	8,013	8,445
Income tax expense	152	738

Net earnings	$3,006	3,224

Per share data:
Basic and diluted net earnings	$0.83	0.88
Cash dividends declared	0.40	0.39
Weighted average shares outstanding:
Basic and diluted	3,642,733	3,642,996
Shares outstanding, at period end	3,642,738	3,642,693
Book value	$16.77	16.21
Common stock price
High	$20.37	21.95
Low	19.40	16.86
Period end:	19.75	18.80
To earnings ratio	14.01 x	15.41
To book value	118%	116
Performance ratios:
Return on average equity	10.36%	11.13
Return on average assets	0.77%	0.82
Dividend payout ratio	48.19%	44.32
Asset Quality:
Allowance for loan losses as a % of:
Loans	2.07%	1.75
Nonperforming loans	95%	72
Nonperforming assets as a % of:
Loans and foreclosed properties	4.57%	4.05
Total assets	2.25%	1.98
Nonperforming loans as a % of total loans	2.18%	2.43
Net charge-offs as a % of average loans	0.60%	1.12
Capital Adequacy:
Tier 1 risk-based capital ratio	14.95%	14.25
Total risk-based capital ratio	16.20%	15.49
Tier 1 Leverage Ratio	8.65%	8.27
Other financial data:
Net interest margin (a)	3.03%	2.88
Effective income tax rate	4.81%	18.63
Efficiency ratio (b)	60.49%	54.55
Selected average balances:
Securities	$312,839	328,813
Loans, net of unearned income	373,763	378,790
Total assets	776,989	784,737
Total deposits	624,338	602,550
Long-term debt	88,508	116,604
Total stockholders’ equity	58,034	57,932
Selected period end balances:
Securities	$296,443	333,107
Loans, net of unearned income	373,795	376,624
Allowance for loan losses	7,746	6,580
Total assets	779,725	784,124
Total deposits	627,969	605,755
Long-term debt	85,322	113,340
Total stockholders’ equity	61,100	59,042

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$376,762	$5,371	5.72%	$381,605	$5,492	5.77%
Securities - taxable	224,451	1,757	3.14%	246,157	2,110	3.44%
Securities - tax-exempt (2)	81,113	1,296	6.41%	80,396	1,287	6.42%

Total securities	305,564	3,053	4.01%	326,553	3,397	4.17%
Federal funds sold	30,414	14	0.18%	19,520	10	0.21%
Interest bearing bank deposits	1,378	—	—	585	—	—

Total interest-earning assets	714,118	$8,438	4.74%	728,263	$8,899	4.90%
Cash and due from banks	12,678			11,746
Other assets	50,385			45,277

Total assets	$777,181			$785,286

Interest-bearing liabilities:
Deposits:
NOW	$93,917	$158	0.67%	$93,002	$167	0.72%
Savings and money market	141,817	252	0.71%	113,639	337	1.19%
Certificates of deposits less than $100,000	114,705	567	1.98%	113,492	703	2.48%
Certificates of deposits and other time deposits of $100,000 or more	183,878	1,115	2.43%	201,510	1,408	2.80%

Total interest-bearing deposits	534,317	2,092	1.57%	521,643	2,615	2.01%
Short-term borrowings	2,341	3	0.51%	2,227	3	0.54%
Long-term debt	85,323	846	3.98%	114,880	1,155	4.03%

Total interest-bearing liabilities	621,981	$2,941	1.90%	638,750	$3,773	2.37%
Noninterest-bearing deposits	91,624			84,398
Other liabilities	4,688			3,490
Stockholders’ equity	58,888			58,648

Total liabilities and stockholders’ equity	$777,181			$785,286

Net interest income and margin		$5,497	3.09%		$5,126	2.82%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Six months ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$375,550	$10,658	5.72%	$381,694	$10,925	5.77%
Securities - taxable	232,353	3,452	3.00%	248,210	4,477	3.64%
Securities - tax-exempt (2)	80,486	2,574	6.45%	80,603	2,576	6.44%

Total securities	312,839	6,026	3.88%	328,813	7,053	4.33%
Federal funds sold	24,174	22	0.18%	16,195	17	0.21%
Interest bearing bank deposits	1,834	1	0.11%	829	—	0.00%

Total interest-earning assets	714,397	$16,707	4.72%	727,531	$17,995	4.99%
Cash and due from banks	13,194			12,384
Other assets	49,398			44,822

Total assets	$776,989			$784,737

Interest-bearing liabilities:
Deposits:
NOW	$92,951	$310	0.67%	$93,174	$343	0.74%
Savings and money market	139,721	507	0.73%	109,012	624	1.15%
Certificates of deposits less than $100,000	114,998	1,156	2.03%	113,595	1,442	2.56%
Certificates of deposits and other time deposits of $100,000 or more	186,722	2,289	2.47%	202,835	2,846	2.83%

Total interest-bearing deposits	534,392	4,262	1.61%	518,616	5,255	2.04%
Short-term borrowings	2,409	6	0.50%	4,230	14	0.67%
Long-term debt	88,508	1,693	3.86%	116,604	2,332	4.03%

Total interest-bearing liabilities	625,309	$5,961	1.92%	639,450	$7,601	2.40%
Noninterest-bearing deposits	89,946			83,934
Other liabilities	3,700			3,421
Stockholders’ equity	58,034			57,932

Total liabilities and stockholders’ equity	$776,989			$784,737

Net interest income and margin		$10,746	3.03%		$10,394	2.88%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2011		2010
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial and industrial	$52,027	51,323	53,288	58,400	56,168
Construction and land development	43,864	48,814	47,850	46,928	48,758
Commercial real estate	166,272	161,882	166,241	161,676	159,367
Residential real estate	100,496	95,997	96,241	96,888	100,451
Consumer installment	11,248	10,968	10,676	11,312	12,037

Total loans	373,907	368,984	374,296	375,204	376,781
Less: unearned income	(112)	(75)	(81)	(106)	(157)

Loans, net of unearned income	373,795	368,909	374,215	375,098	376,624
Less: allowance for loan losses	(7,746)	(7,855)	(7,676)	(7,181)	(6,580)

Loans, net	$366,049	361,054	366,539	367,917	370,044

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2011		2010
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Allowance for loan losses:
Balance at beginning of period	$7,855	7,676	7,181	6,580	6,546
Charge-offs:
Commercial and industrial	(306)	(56)	(66)	(77)	(326)
Construction and land development	(112)	(33)	(20)	(5)	(169)
Commercial real estate	—	(339)	—	—	—
Residential real estate	(389)	(57)	(153)	(91)	(262)
Consumer installment	(2)	(1)	(9)	(14)	(83)

Total charge-offs	(809)	(486)	(248)	(187)	(840)
Recoveries	100	65	93	58	124

Net charge-offs	(709)	(421)	(155)	(129)	(716)
Provision for loan losses	600	600	650	730	750

Ending balance	$7,746	7,855	7,676	7,181	6,580

as a % of loans	2.07%	2.13	2.05	1.91	1.75
as a % of nonperforming loans	95%	70	65	82	72
Net charge-offs as a % of average loans	0.76%	0.45	0.16	0.14	0.76

Nonperforming assets:
Nonaccrual loans	$8,151	11,165	11,833	8,776	9,151
Other nonperforming assets (primarily other real estate owned)	9,361	8,450	8,125	8,163	6,341

Total nonperforming assets	$17,512	19,615	19,958	16,939	15,492

as a % of loans and foreclosed properties	4.57%	5.20	5.22	4.42	4.05
as a % of total assets	2.25%	2.51	2.61	2.18	1.98
Nonperforming loans as a % of total loans	2.18%	3.03	3.16	2.34	2.43
Accruing loans 90 days or more past due	$11	158	—	62	243

Table 8 - Allocation of Allowance for Loan Losses

	2011				2010
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$767	13.9	$1,142	13.9	$973	14.2	$874	15.6	$881	14.9
Construction and land development	2,759	11.7	2,257	13.2	2,223	12.8	2,177	12.5	1,092	12.9
Commercial real estate	2,722	44.5	2,697	43.9	2,893	44.4	2,308	43.1	2,178	42.3
Residential real estate	1,104	26.9	1,284	26.0	1,336	25.7	1,292	25.8	1,918	26.7
Consumer installment	190	3.0	202	3.0	141	2.9	133	3.0	198	3.2
Unallocated	204		273		110		397		313

Total allowance for loan losses	$7,746		$7,855		$7,676		$7,181		$6,580

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2011
Maturity of:
3 months or less	$16,984
Over 3 months through 6 months	28,300
Over 6 months through 12 months	40,354
Over 12 months	94,826

Total CDs and other time deposits of $100,000 or more	$180,464

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
Total	—	—	—	—

(1)	Based on trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema Document****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
****	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or propsectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	August 15, 2011	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	August 15, 2011	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)