Form 10-Q
period 2011-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2011-11-14
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.01 par value per share	3,642,738 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2011	December 31, 2010

Assets:
Cash and due from banks	$13,165	$11,432
Federal funds sold	40,664	7,500
Interest bearing bank deposits	1,816	2,492

Cash and cash equivalents	55,645	21,424

Securities available-for-sale	283,070	315,220
Loans held for sale	2,906	4,281
Loans, net of unearned income	374,788	374,215
Allowance for loan losses	(6,340)	(7,676)

Loans, net	368,448	366,539

Premises and equipment, net	8,672	8,105
Bank-owned life insurance	16,512	16,171
Other real estate owned	7,770	8,125
Other assets	21,614	23,964

Total assets	$764,637	$763,829

Liabilities:
Deposits:
Noninterest-bearing	$99,148	$87,660
Interest-bearing	509,922	519,467

Total deposits	609,070	607,127

Federal funds purchased and securities sold under agreements to repurchase	2,613	2,685
Long-term debt	85,317	93,331
Accrued expenses and other liabilities	3,215	4,318

Total liabilities	700,215	707,461

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,753	3,752
Retained earnings	63,608	61,421
Accumulated other comprehensive income (loss), net	3,665	(2,201)
Less treasury stock, at cost - 314,397 shares and 314,417 shares at September 30, 2011 and December 31, 2010, respectively	(6,643)	(6,643)

Total stockholders’ equity	64,422	56,368

Total liabilities and stockholders’ equity	$764,637	$763,829

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2011	2010	2011	2010

Interest income:
Loans, including fees	$5,393	$5,442	$16,051	$16,367
Securities	2,253	2,922	7,404	9,100
Federal funds sold and interest bearing bank deposits	14	6	37	23

Total interest income	7,660	8,370	23,492	25,490

Interest expense:
Deposits	1,958	2,479	6,220	7,734
Short-term borrowings	3	5	9	19
Long-term debt	854	1,148	2,547	3,480

Total interest expense	2,815	3,632	8,776	11,233

Net interest income	4,845	4,738	14,716	14,257
Provision for loan losses	600	730	1,800	2,930

Net interest income after provision for loan losses	4,245	4,008	12,916	11,327

Noninterest income:
Service charges on deposit accounts	301	328	882	976
Mortgage lending	637	1,007	1,516	2,114
Bank-owned life insurance	127	118	341	350
Affordable housing investment losses	(231)	(57)	(461)	(171)
Other	349	332	1,057	1,066
Securities gains, net:
Realized gains, net	451	469	901	3,000
Total other-than-temporary impairments	(156)	(340)	(468)	(600)
Non-credit portion of other-than-temporary impairments (transferred from) recognized in other comprehensive income	(80)	—	130	210

Total securities gains, net	215	129	563	2,610

Total noninterest income	1,398	1,857	3,898	6,945

Noninterest expense:
Salaries and benefits	2,218	2,051	6,272	5,895
Net occupancy and equipment	364	359	1,038	1,107
Professional fees	190	164	550	531
FDIC and other regulatory assessments	178	277	659	839
Other real estate owned, net	506	268	1,207	1,240
Prepayment penalty on long-term debt	—	381	—	679
Other	883	866	2,626	2,520

Total noninterest expense	4,339	4,366	12,352	12,811

Earnings before income taxes	1,304	1,499	4,462	5,461
Income tax (benefit) expense	(63)	255	89	993

Net earnings	$1,367	$1,244	$4,373	$4,468

Net earnings per share:
Basic and diluted	$0.38	$0.34	$1.20	$1.23

Weighted average shares outstanding:
Basic and diluted	3,642,738	3,642,701	3,642,735	3,642,896

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
	Common Stock
(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$(6,635)	$56,183
Comprehensive income:
Net earnings	—	—	—	4,468	—	—	4,468
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(133)	—	(133)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	2,558	—	2,558

Total comprehensive income	—	—	—	4,468	2,425	—	6,893

Cash dividends paid ($0.585 per share)	—	—	—	(2,132)	—	—	(2,132)
Stock repurchases (484 shares)	—	—	—	—	—	(8)	(8)
Sale of treasury stock (85 shares)	—	—	1	—	—	—	1

Balance, September 30, 2010	3,957,135	$39	$3,752	$61,253	$2,536	$(6,643)	$60,937

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368
Comprehensive income:
Net earnings	—	—	—	4,373	—	—	4,373
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(82)	—	(82)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for- sale, net	—	—	—	—	5,948	—	5,948

Total comprehensive income	—	—	—	4,373	5,866	—	10,239

Cash dividends paid ($0.60 per share)	—	—	—	(2,186)	—	—	(2,186)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, September 30, 2011	3,957,135	$39	$3,753	$63,608	$3,665	$(6,643)	$64,422

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2011	2010

Cash flows from operating activities:
Net earnings	$4,373	$4,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,800	2,930
Depreciation and amortization	496	419
Premium amortization and discount accretion, net	1,634	1,380
Net gain on securities	(563)	(2,610)
Net gain on sale of loans held for sale	(1,253)	(1,847)
Net loss on other real estate owned	1,233	1,118
Loss on prepayment of long-term debt	—	679
Loans originated for sale	(44,028)	(73,521)
Proceeds from sale of loans	46,425	74,068
Increase in cash surrender value of bank owned life insurance	(341)	(350)
Loss on affordable housing partnership investments	461	171
Net decrease in other assets	315	365
Net increase (decrease) in accrued expenses and other liabilities	458	(104)

Net cash provided by operating activities	11,010	7,166

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	113,841	147,828
Proceeds from maturities of securities available-for-sale	73,989	152,320
Purchase of securities available-for-sale	(147,455)	(282,433)
Net increase in loans	(6,364)	(3,824)
Net purchases of premises and equipment	(811)	(75)
Decrease in FHLB stock	631	—
Capital contributions to affordable housing limited partnerships	(4,069)	(1,500)
Proceeds from sale of other real estate owned	1,777	596

Net cash provided by investing activities	31,539	12,912

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	11,488	15,811
Net (decrease) increase in interest-bearing deposits	(9,545)	7,288
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(72)	(13,271)
Repayments or retirement of long-term debt	(8,014)	(10,693)
Proceeds from sale of treasury stock	1	1
Stock repurchases	—	(8)
Dividends paid	(2,186)	(2,132)

Net cash used in financing activities	(8,328)	(3,004)

Net change in cash and cash equivalents	34,221	17,074
Cash and cash equivalents at beginning of period	21,424	12,395

Cash and cash equivalents at end of period	$55,645	$29,469

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,122	$11,698
Income taxes	347	1,490
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	2,655	2,585

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include other-than-temporary impairment on investment securities, the determination of the allowance for loan losses, fair value of financial instruments, income taxes, and the valuation of deferred tax assets and other real estate owned.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to September 30, 2011. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Accounting Developments

In the first quarter of 2011, the Company adopted new guidance related to the following Codification topic:

•	Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements.

In the third quarter of 2011, the Company adopted new guidance related to the following Codification topic:

•	ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.

Information about these pronouncements is described in more detail below.

ASU 2010-06, Improving Disclosures about Fair Value Measurements, amends the disclosure requirements for fair value measurements. Companies are required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy. The ASU also clarifies that fair value measurement disclosures should be presented for each asset and liability class, which is generally a subset of a line item in the statement of financial position. In the roll-forward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. In the first quarter of 2011, the Company adopted the requirement for gross presentation in the Level 3 roll-forward with prospective application. The remaining provisions were effective for the Company in the first quarter of 2010. Adoption of the ASU did not have a significant impact on the consolidated financial statements of the Company since it amends only the disclosure requirements for fair value measurements.

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, provides guidance clarifying under what circumstances a creditor should classify a restructured loan as a troubled debt restructuring or “TDR”. A loan is a TDR if both of the following exist: (1) a creditor has granted a concession to the debtor, and (2) the debtor is experiencing financial difficulties. The ASU clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The ASU provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Company adopted the new guidance in the third quarter of 2011 with retrospective application to January 1, 2011. Adoption of the ASU required expansion of the Company’s disclosures surrounding TDRs. See Note 6.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarter and nine months ended September 30, 2011 and 2010, respectively. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. At September 30, 2011 and 2010, respectively, the Company had no options issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the quarter and nine months ended September 30, 2011 and 2010 is presented below.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2011	2010	2011	2010
Basic and diluted:
Net earnings	$1,367	$1,244	$4,373	$4,468
Weighted average common shares outstanding	3,642,738	3,642,701	3,642,735	3,642,896
Earnings per share	$0.38	$0.34	$1.20	$1.23

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Comprehensive income for the quarter and nine months ended September 30, 2011 and 2010 is presented below.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Comprehensive income:
Net earnings	$1,367	$1,244	$4,373	$4,468
Other comprehensive income (loss):
Due to change in other-than-temporary impairment losses related to factors other than credit on securities available-for-sale, net of tax	51	—	(82)	(133)
Due to change in all other unrealized gains on securities available-for-sale, net of tax	2,633	1,361	5,948	2,558
Total comprehensive income	$4,051	$2,605	$10,239	$6,893

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

At September 30, 2011, the Company did not have any consolidated VIEs to disclose but did have certain nonconsolidated VIEs, discussed below.

Trust Preferred Securities

The Company owns the common stock of a subsidiary business trust, Auburn National Bancorporation Capital Trust I, which issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $7.0 million at the time of issuance. This trust meets the definition of a VIE of which the Company is not the primary beneficiary; the trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures of approximately $7.2 million are included in long-term debt and the Company’s equity interest in the business trust is included in other assets. Interest expense on the junior subordinated debentures is included in interest expense on long-term debt. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 Capital until further notice.

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

At September 30, 2011 and December 31, 2010, the Company had limited partnership investments of $5.4 million and $3.4 million, respectively, related to these projects, which are included in other assets. At September 30, 2011 and December 31, 2010, the Company had unfunded commitments related to affordable housing investments of $0.3 million and $1.9 million, respectively, included in accrued expenses and other liabilities.

Additionally, the Company had no outstanding loan commitments or funded loans outstanding with any of the partnerships at September 30, 2011. The Company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at December 31, 2010. The funded portion of these loans was approximately $8.9 million at December 31, 2010. The funded portion of these loans is included in loans, net of unearned income.

The following table summarizes VIEs that are not consolidated by the Company as of September 30, 2011.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification
Type:
Affordable housing investments (a)	$5,417	308	Other assets/other liabilities
Trust preferred issuances	N/A	7,217	Long-term debt

(a)	Maximum loss exposure represents the Company’s current net investment of $5.4 million included in other assets. The net current investment of $5.4 million includes $0.3 million of unfunded commitments related to affordable housing investments included in accrued expenses and other liabilities.

NOTE 5: SECURITIES

At September 30, 2011 and December 31, 2010, respectively, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2011 and December 31, 2010, respectively, are presented below.

	September 30, 2011
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	9,034	32,225	41,259	184	5	$41,080
Agency RMBS (a)	—	—	10,039	147,021	157,060	2,507	38	154,591
State and political subdivisions	20	507	15,257	67,016	82,800	3,443	61	79,418
Trust preferred securities:
Pooled	—	—	—	100	100	—	130	230
Individual issuer	—	—	—	1,851	1,851	162	255	1,944
Total available-for-sale	$20	507	34,330	248,213	283,070	6,296	489	$277,263

(a) Includes securities issued by U.S. government agencies or government sponsored entities.
	December 31, 2010
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	37,821	52,650	90,471	95	1,017	$91,393
Agency RMBS (a)	—	—	9,976	133,168	143,144	1,566	1,441	143,019
State and political subdivisions	21	856	13,547	62,342	76,766	472	2,801	79,095
Trust preferred securities:
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	2,129	2,129	—	153	2,282
Corporate debt	—	2,690	—	—	2,690	—	—	2,690
Total available-for-sale	$21	3,546	61,344	250,309	315,220	2,133	5,622	$318,709

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $172.0 million and $171.1 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $5.2 and $5.8 million at September 30, 2011 and December 31, 2010, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2011 and December 31, 2010, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more, are presented below.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2011:
Agency obligations	$12,100	5	—	—	12,100	$5
Agency RMBS	4,849	38	—	—	4,849	38
State and political subdivisions	1,415	21	714	40	2,129	61
Trust preferred securities:
Pooled	—	—	100	130	100	130
Individual issuer	—	—	745	255	745	255
Total	$18,364	64	1,559	425	19,923	$489

December 31, 2010:
Agency obligations	$45,351	1,017	—	—	45,351	$1,017
Agency RMBS	89,840	1,441	—	—	89,840	1,441
State and political subdivisions	49,176	2,323	3,207	478	52,383	2,801
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	847	153	847	153
Total	$184,367	4,781	4,074	841	188,441	$5,622

The applicable date for determining when securities are in an unrealized loss position is September 30, 2011. As such, it is possible that a security in an unrealized loss position at September 30, 2011 had a market value that exceeded its amortized cost on other days during the past twelve-month period.

For the securities in the previous table, the Company does not have the intent to sell and has determined it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, which may be maturity. The Company assesses each security for credit impairment. For debt securities, the Company evaluates, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For cost-method investments, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment.

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

To the extent the Company estimates future expected cash flows, the Company considers all available information in developing those expected cash flows. For asset-backed securities such as pooled trust preferred securities, such information generally includes:

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

Pooled trust preferred securities

The unrealized losses associated with pooled trust preferred securities are primarily driven by wider credit spreads. Pooled trust preferred securities primarily consist of securities issued by community banks and thrifts. The Company assesses impairment for these securities using a cash flow model. The key assumptions include default probabilities of the underlying collateral and recoveries on collateral defaults. Based upon the Company’s assessment of the expected credit losses for these securities, and given the performance of the underlying collateral compared to the Company’s credit enhancement, the Company expects to recover the remaining amortized cost basis of these securities.

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

Cost-method investments

At September 30, 2011, cost-method investments with an aggregate cost of $5.2 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at September 30, 2011 and December 31, 2010, respectively, segregated by those securities that have been in an unrealized loss position for less than twelve months and twelve months or more.

Trust Preferred Securities as of September 30, 2011

				Unrealized Losses			Life-to-date Impairment Charges
	Credit Rating		Fair Value	Less than	12 months
(Dollars in thousands)	Moody’s	Fitch		12 months	or Longer	Total
Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$100	—	130	130	$1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	193	—	—	—	257
Main Street Bank Statutory Trust I (c)	n/a	n/a	383	—	117	117	—
MNB Capital Trust I	n/a	n/a	55	—	—	—	445
PrimeSouth Capital Trust I	n/a	n/a	75	—	—	—	425
TCB Trust	n/a	n/a	362	—	138	138	—
United Community Capital Trust	n/a	n/a	783	—	—	—	379

Total individual issuer			1,851	—	255	255	1,506

Total trust preferred securities			$1,951	—	385	385	$3,276

n/a - not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Now an obligation of BB&T Corporation.

Trust Preferred Securities as of December 31, 2010

				Unrealized Losses			Life-to-date Impairment Charges
	Credit Rating		Fair Value	Less than	12 months
(Dollars in thousands)	Moody’s	Fitch		12 months	or Longer	Total
Pooled:
ALESCO Preferred Funding XVII Ltd (a)	Ca	C	$20	—	210	210	$1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	312	—	—	—	138
Main Street Bank Statutory Trust I (c)	n/a	n/a	438	—	62	62	—
MNB Capital Trust I	n/a	n/a	152	—	—	—	348
PrimeSouth Capital Trust I	n/a	n/a	197	—	—	—	303
TCB Trust	n/a	n/a	409	—	91	91	—
United Community Capital Trust	n/a	n/a	621	—	—	—	379

Total individual issuer			2,129	—	153	153	1,168

Total trust preferred securities			$2,149	—	363	363	$2,938

n/a - not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Now an obligation of BB&T Corporation.

For pooled trust preferred securities, the Company estimates expected future cash flows of the security by estimating the expected future cash flows of the underlying collateral and applying those collateral cash flows, together with any credit enhancements such as subordination interests owned by third parties, to the security. The expected future cash flows of the underlying collateral are determined using the remaining contractual cash flows adjusted for future expected credit losses (which consider default probabilities derived from issuer credit ratings for the underlying collateral). The probability-weighted expected future cash flows of the security are then discounted at the interest rate used to recognize income on the security to arrive at a present value amount.

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

At September 30, 2011 and December 31, 2010, respectively, there was no excess subordination for the Class B notes of ALESCO Preferred Funding XVII, Ltd.

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

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarters and nine months ended September 30, 2011 and 2010 for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	$3,040	$3,040	$3,040	$3,040
	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Balance, beginning of period	$3,040	$4,620	$2,938	$4,570
Additions:
Initial credit impairments	—	340	—	340
Subsequent credit impairments	236	—	338	50
Reductions:
Securities sold	—	—	—	—
Due to change in intent or requirement to sell	—	—	—	—
Securities fully written down and deemed worthless	—	—	—	—
Increases in expected cash flows	—	—	—	—

Balance, end of period	$3,276	$4,960	$3,276	$4,960

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities, including equity securities carried at cost, for the nine months ended September 30, 2011 and 2010.

	$3,040	$3,040	$3,040	$3,040
	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Pooled trust preferred securities	$—	$—	$—	$50
Individual issuer trust preferred securities	236	340	338	340

Total debt securities	236	340	338	390
Cost-method investments	—	—	—	—

Total other-than-temporary impairment charges	$236	$340	$338	$390

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$236	340	$338	$340
Securities with intent to sell	—	—	—	50
(Transferred from) recorded directly to other comprehensive income for non-credit related impairment	(80)	—	130	210

Total other-than-temporary impairment on debt securities	$156	$340	$468	$600

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities, including cost-method investments.

	$3,040	$3,040	$3,040	$3,040
	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Gross realized gains	$474	$475	$1,379	$3,045
Gross realized losses	(23)	(6)	(478)	(45)
Other-than-temporary impairment charges	(236)	(340)	(338)	(390)

Realized gains, net	$215	$129	$563	$2,610

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	September 30, 2011	December 31, 2010
Commercial and industrial	$53,888	$53,288
Construction and land development	40,781	47,850
Commercial real estate:
Owner occupied	71,247	76,252
Other	94,812	89,989

Total commercial real estate	166,059	166,241
Residential real estate:
Consumer mortgage	58,935	57,562
Investment property	43,095	38,679

Total residential real estate	102,030	96,241
Consumer installment	12,105	10,676

Total loans	374,863	374,296
Less: unearned income	(75)	(81)

Loans, net of unearned income	$374,788	$374,215

Loans secured by real estate were approximately 82.4% of the total loan portfolio at September 30, 2011. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At September 30, 2011, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of September 30, 2011, and December 31, 2010

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans
September 30, 2011:
Commercial and industrial	$53,603	253	—	53,856	32	$53,888
Construction and land development	35,452	173	—	35,625	5,156	40,781
Commercial real estate:
Owner occupied	69,652	—	—	69,652	1,595	71,247
Other	92,791	—	—	92,791	2,021	94,812

Total commercial real estate	162,443	—	—	162,443	3,616	166,059
Residential real estate:
Consumer mortgage	57,532	471	—	58,003	932	58,935
Investment property	41,845	623	—	42,468	627	43,095

Total residential real estate	99,377	1,094	—	100,471	1,559	102,030
Consumer installment	11,937	25	—	11,962	143	12,105

Total	$362,812	1,545	—	364,357	10,506	$374,863

December 31, 2010:
Commercial and industrial	$52,643	124	—	52,767	521	$53,288
Construction and land development	43,547	201	—	43,748	4,102	47,850
Commercial real estate:
Owner occupied	73,419	—	—	73,419	2,833	76,252
Other	88,087	—	—	88,087	1,902	89,989

Total commercial real estate	161,506	—	—	161,506	4,735	166,241
Residential real estate:
Consumer mortgage	53,225	2,219	—	55,444	2,118	57,562
Investment property	37,556	767	—	38,323	356	38,679

Total residential real estate	90,781	2,986	—	93,767	2,474	96,241
Consumer installment	10,646	29	—	10,675	1	10,676

Total	$359,123	3,340	—	362,463	11,833	$374,296

At September 30, 2011 and December 31, 2010, nonaccrual loans amounted to $10.5 and $11.8 million, respectively. At September 30, 2011 and December 31, 2010, there were no loans 90 days past due and still accruing interest.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. Consistent with prior periods, at September 30, 2011 and December 31, 2010, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company maintains an unallocated amount for inherent factors that cannot be practically assigned to individual loan segments or categories that is needed due to the imprecision in the overall measurement process.

The following table details the changes in the allowance for loan losses by portfolio segment for the quarter and nine months ended September 30, 2011.

	September 30, 2011
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total
Quarter ended:
Beginning balance	$767	2,759	2,722	1,104	190	204	$7,746
Charge-offs	(298)	(1,572)	(79)	(73)	(7)	—	(2,029)
Recoveries	5	1	—	14	3	—	23

Net (charge-offs) recoveries	(293)	(1,571)	(79)	(59)	(4)	—	(2,006)
Provision	288	(50)	—	359	(8)	11	600

Ending balance	$762	1,138	2,643	1,404	178	215	$6,340

Nine months ended:
Beginning balance	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(659)	(1,717)	(419)	(519)	(11)	—	(3,325)
Recoveries	28	2	—	149	10	—	189

Net (charge-offs) recoveries	(631)	(1,715)	(419)	(370)	(1)	—	(3,136)
Provision	421	630	169	438	38	104	1,800

Ending balance	$762	1,138	2,643	1,404	178	215	$6,340

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2011 and December 31, 2010.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
September 30, 2011:
Commercial and industrial	$762	53,661	—	227	762	53,888
Construction and land development	929	35,625	209	5,156	1,138	40,781
Commercial real estate	2,221	162,374	422	3,685	2,643	166,059
Residential real estate	1,163	100,713	241	1,317	1,404	102,030
Consumer installment	178	12,105	—	—	178	12,105
Unallocated	215	—	—	—	215	—

Total	$5,468	364,478	872	10,385	6,340	374,863

December 31, 2010:
Commercial and industrial	$695	52,767	277	521	972	53,288
Construction and land development	2,100	43,748	123	4,102	2,223	47,850
Commercial real estate	2,128	161,611	765	4,630	2,893	166,241
Residential real estate	1,192	93,823	144	2,418	1,336	96,241
Consumer installment	141	10,676	—	—	141	10,676
Unallocated	111	—	—	—	111	—

Total	$6,367	362,625	1,309	11,671	7,676	374,296

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

	September 30, 2011
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$51,602	1,460	794	32	$53,888
Construction and land development	34,233	279	1,113	5,156	40,781
Commercial real estate:
Owner occupied	63,149	4,996	1,507	1,595	71,247
Other	83,956	627	8,208	2,021	94,812

Total commercial real estate	147,105	5,623	9,715	3,616	166,059
Residential real estate:
Consumer mortgage	50,977	2,335	4,691	932	58,935
Investment property	38,675	2,246	1,547	627	43,095

Total residential real estate	89,652	4,581	6,238	1,559	102,030
Consumer installment	11,741	115	106	143	12,105

Total	$334,333	12,058	17,966	10,506	$374,863

	December 31, 2010
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$51,632	722	413	521	$53,288
Construction and land development	38,301	4,372	1,075	4,102	47,850
Commercial real estate:
Owner occupied	67,702	716	5,001	2,833	76,252
Other	84,354	3,718	15	1,902	89,989

Total commercial real estate	152,056	4,434	5,016	4,735	166,241
Residential real estate:
Consumer mortgage	48,620	2,700	4,124	2,118	57,562
Investment property	34,221	1,626	2,476	356	38,679

Total residential real estate	82,841	4,326	6,600	2,474	96,241
Consumer installment	10,426	133	116	1	10,676

Total	$335,256	13,987	13,220	11,833	$374,296

Impaired loans

The following tables present details related to the Company’s impaired loans. Loans which have been fully charged-off do not appear in the following table. The related allowance generally represents the following components which correspond to impaired loans:

•

Individually evaluated impaired loans equal to or greater than $500,000 secured by real estate (nonaccrual construction and land development, commercial real estate, and residential real estate loans).

•	Individually evaluated impaired loans equal to or greater than $250,000 not secured by real estate (nonaccrual commercial and industrial and consumer loans).

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2011 and December 31, 2010.

	September 30, 2011
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$227	—	227
Construction and land development	3,958	(1,572)	2,386
Commercial real estate:
Owner occupied	811	(11)	800
Other	655	(44)	611

Total commercial real estate	1,466	(55)	1,411
Residential real estate:
Consumer mortgages	—	—	—
Investment property	—	—	—

Total residential real estate	—	—	—
Consumer installment	—	—	—

Total	$5,651	(1,627)	4,024

With allowance recorded:
Commercial and industrial	$—	—	—	$—
Construction and land development	2,913	(143)	2,770	209
Commercial real estate:
Owner occupied	1,104	(24)	1,080	204
Other	1,240	(46)	1,194	218

Total commercial real estate	2,344	(70)	2,274	422
Residential real estate:
Consumer mortgages	1,005	(79)	926	71
Investment property	391	—	391	170

Total residential real estate	1,396	(79)	1,317	241
Consumer installment	—	—	—	—

Total	$6,653	(292)	6,361	$872

Total impaired loans	$12,304	(1,919)	10,385	$872

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2010
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$—	—	—
Construction and land development	2,538	(54)	2,484
Commercial real estate:
Owner occupied	—	—	—
Other	1,592	(51)	1,541

Total commercial real estate	1,592	(51)	1,541
Residential real estate:
Consumer mortgages	1,072	(27)	1,045
Investment property	356	—	356

Total residential real estate	1,428	(27)	1,401
Consumer installment	—	—	—

Total	$5,558	(132)	5,426

With allowance recorded:
Commercial and industrial	$528	(7)	521	$277
Construction and land development	1,618	—	1,618	123
Commercial real estate:
Owner occupied	3,124	(35)	3,089	765
Other	—	—	—	—

Total commercial real estate	3,124	(35)	3,089	765
Residential real estate:
Consumer mortgages	1,073	(56)	1,017	144
Investment property	—	—	—	—

Total residential real estate	1,073	(56)	1,017	144
Consumer installment	—	—	—	—

Total	$6,343	(98)	6,245	$1,309

Total impaired loans	$11,901	(230)	11,671	$1,309

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Quarter ended September 30, 2011		Nine months ended September 30, 2011
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized
Impaired loans:
Commercial and industrial	$229	3	345	5
Construction and land development	3,589	—	3,843	—
Commercial real estate:			—	—
Owner occupied	1,886	10	1,769	17
Other	2,096	—	2,545	—

Total commercial real estate	3,982	10	4,314	17
Residential real estate:
Consumer mortgages	934	—	1,514	—
Investment property	130	—	75	—

Total residential real estate	1,064	—	1,589	—
Consumer installment	—	—	—	—

Total	$8,864	13	10,091	22

Troubled Debt Restructurings

Impaired loans also included TDRs. In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered where the borrowers are experiencing financial difficulty. A concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

Similar to other impaired loans, TDRs are measured for impairment based on the present value of expected payments using the loan’s original effective interest rate as the discount rate, or the fair value of the collateral, less selling costs if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, impairment is recognized by establishing a valuation allowance as part of the allowance for loan losses or a charge-off to the allowance for loan losses. In periods subsequent to the modification, all TDRs are evaluated, including those that have payment defaults, for possible impairment.

At September 30, 2011 and December 31, 2010, the Company had impaired loans classified as TDRs of $9.5 million and $7.6 million, respectively. At September 30, 2011 the Company had $0.7 million in accruing TDRs. The Company had no accruing TDRs at December 31, 2010. For impaired loans classified as TDRs, the related allowance for loan losses was approximately $0.8 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

Effective July 1, 2011, the Company adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. See Note 1. As such, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification and disclosure as TDRs.

The following table summarizes the recorded investment in loans modified in a TDR both before and after their modification during the respective period.

	Quarter ended September 30, 2011			Nine months ended September 30, 2011
($ in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment
TDRs:
Commercial and industrial	1	$283	283	2	$791	523
Construction and land development	2	4,432	4,419	3	4,925	4,894
Commercial real estate:
Owner occupied	1	256	256	4	2,202	1,915
Other	—	—	—	1	1,229	1,229

Total commercial real estate	1	256	256	5	3,431	3,144
Residential real estate:
Consumer mortgages	—	—	—	—	—	—
Investment property	1	391	391	1	391	391

Total residential real estate	1	391	391	1	391	391
Consumer installment	—	—	—	—		—

Total	5	$5,362	5,349	11	$9,538	8,952

The majority of the loans modified in a TDR during the quarter and nine months ended September 30, 2011 included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate. Only two modifications during the nine months ended September 30, 2011 were A/B note restructurings, where the B note was charged off. Total charge-offs related to B notes during the nine months ended September 30, 2011 were approximately $0.6 million.

As of September 30, 2011, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as more than 90 days past due) and an outstanding loan balance.

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

The change in amortized MSRs and the related valuation allowance for the quarters and nine months ended September 30, 2011 and 2010 are presented below.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Beginning balance	$1,239	$877	$1,189	$834
Additions, net	79	149	231	260
Amortization expense	(61)	(44)	(163)	(112)
Change in valuation allowance	(20)	—	(20)	—

Ending balance	$1,237	$982	$1,237	$982

Fair value of amortized MSRs:
Beginning of period	$1,422	$1,023	$1,335	$978
End of period	1,237	1,024	1,237	1,024

The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. At September 30, 2011, the Company recorded a valuation allowance of $20,000 and at December 31, 2010 there was no valuation allowance recorded for MSRs.

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

When instruments are traded in secondary markets and quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable for a security. Securities measured with these valuation techniques are generally classified within Level 2 of the valuation hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using inputs observable in the market where available. Examples include U.S. government agency securities and residential mortgage-backed securities.

Security fair value measurements using significant inputs that are unobservable in the market due to limited activity or a less liquid market are classified within Level 3 of the valuation hierarchy. Such measurements include securities valued using models or a combination of valuation techniques such as weighting of models and certain vendor or broker pricing, where the unobservable inputs are significant to the overall fair value measurement. Securities classified as Level 3 include pooled and individual issuer trust preferred securities.

Loans held for sale – Loans held for sale are carried at the lower of cost or estimated fair value and are subjected to nonrecurring fair value adjustments. Estimated fair value is determined on the basis of the current market value of similar loans. All of the Company’s loans held for sale are classified within Level 2 of the valuation hierarchy.

Loans, net — A loan is considered impaired when it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance may be established as a component of the allowance for loan losses or the expense is recognized as a charge-off. Impaired loans are classified within Level 3 of the valuation hierarchy.

Other real estate owned — Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value less costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair value is generally determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. All of the Company’s other real estate is classified within Level 3 of the valuation hierarchy.

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative assets within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at September 30, 2011 or December 31, 2010.

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

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. The Company classified these derivative liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at September 30, 2011 or December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively, by caption, on the Condensed Consolidated Balance Sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Securities available-for-sale:
Agency obligations	$41,259	—	41,259	—
Agency RMBS	157,060	—	157,060	—
State and political subdivisions	82,800	—	82,800	—
Trust preferred securities:
Pooled	100	—	—	100
Individual issuer	1,851	—	—	1,851

Total securities available-for-sale	283,070	—	281,119	1,951
Other assets (1)	1,334	—	1,334	—

Total assets at fair value	$284,404	—	282,453	1,951

Other liabilities(1)	1,334	—	1,334	—

Total liabilities at fair value	$1,334	—	1,334	—

December 31, 2010:
Securities available-for-sale:
Agency obligations	$90,471	—	90,471	—
Agency RMBS	143,144	—	143,144	—
State and political subdivisions	76,766	—	76,766	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	2,129	—	—	2,129
Corporate debt	2,690	2,690	—	—

Total securities available-for-sale	315,220	2,690	310,381	2,149
Other assets (1)	1,101	—	1,101	—

Total assets at fair value	$316,321	2,690	311,482	2,149

Other liabilities(1)	1,101	—	1,101	—

Total liabilities at fair value	$1,101	—	1,101	—

(1)	Represents the fair value of interest rate swap agreements.

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be rare. For the nine months ended September 30, 2011, there were no transfers between levels.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying Condensed Consolidated Balance Sheets using Level 3 inputs:

	Nine months ended September 30,
(Dollars in thousands)	2011	2010
Beginning balance	$2,149	$1,463
Total realized and unrealized gains and (losses):
Included in net earnings	(338)	(390)
Included in other comprehensive income	140	1,327
Purchases	—	—
Issuances	—	—
Settlements	—	—
Transfers in and/or (out) of Level 3	—	—

Ending balance	$1,951	$2,400

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, respectively, by caption, on the Condensed Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Loans held for sale	$2,906	—	2,906	—
Loans, net(1)	9,513	—	—	9,513
Other real estate owned	7,770	—	—	7,770
Other assets (2)	1,237	—	—	1,237

Total assets at fair value	$21,426	—	2,906	18,520

December 31, 2010:
Loans held for sale	$4,281	—	4,281	—
Loans, net(1)	10,362	—	—	10,362
Other real estate owned	8,125	—	—	8,125
Other assets (2)	1,189	—	—	1,189

Total assets at fair value	$23,957	—	4,281	19,676

(1)	Loans considered impaired under FASB ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

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

Derivative Instruments

The carrying amounts of derivative instruments approximate their fair value.

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

The carrying value and related estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are presented below.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial Assets:
Cash and cash equivalents	$55,645	$55,645	$21,424	$21,424
Securities available-for-sale	283,070	283,070	315,220	315,220
Loans held for sale	2,906	2,906	4,281	4,281
Loans, net	368,448	377,683	366,539	372,869
Derivative assets	1,334	1,334	1,101	1,101
Financial Liabilities:
Deposits	$609,070	$615,518	$607,127	$615,300
Short-term borrowings	2,613	2,613	2,685	2,685
Long-term debt	85,317	93,833	93,331	99,505
Derivative liabilities	1,334	1,334	1,101	1,101

NOTE 10: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2011, the Company had no derivative contracts to assist in managing its interest rate sensitivity.

Interest rate swap agreements involve the risk of dealing with counterparties and their ability to meet contractual terms. When the fair value of a derivative instrument is positive, this generally indicates that the counterparty or customer owes the Company, and results in credit risk to the Company. When the fair value of a derivative instrument is negative, the Company owes the customer or counterparty and therefore, has no credit risk.

A summary of the Company’s interest rate swaps as of and for the nine months ended September 30, 2011 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)
Interest rate swap agreements:
Pay fixed / receive variable	$5,804	—	1,334	$(233)
Pay variable / receive fixed	5,804	1,334	—	233

Total interest rate swap agreements	$11,608	1,334	1,334	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2011 and 2010, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2010 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

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

Summary of Results of Operations

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010	2011	2010
Net interest income (a)	$5,274	$5,187	$16,020	$15,581
Less: tax-equivalent adjustment	429	449	1,304	1,324

Net interest income (GAAP)	4,845	4,738	14,716	14,257
Noninterest income	1,398	1,857	3,898	6,945

Total revenue	6,243	6,595	18,614	21,202
Provision for loan losses	600	730	1,800	2,930
Noninterest expense	4,339	4,366	12,352	12,811
Income tax expense	(63)	255	89	993

Net earnings	$1,367	$1,244	$4,373	$4,468

Basic and diluted earnings per share	$0.38	$0.34	$1.20	$1.23

Financial Summary

The Company’s net earnings were $4.4 million for the first nine months of 2011, compared to $ 4.5 million for the first nine months of 2010. Basic and diluted earnings per share were $1.20 per share for the first nine months of 2011, compared to $1.23 per share for the first nine months of 2010.

Net interest income was $14.7 million for the first nine months of 2011, compared to 14.3 million for the first nine months of 2010. Average loans were $374.4 million in the first nine months of 2011, a decrease of $2.9 million, or 1%, from the first nine months of 2010. Average deposits were $619.8 million in the first nine months of 2011, an increase of $18.2 million, or 3%, from the first nine months of 2010.

The provision for loan losses during the first nine months of 2011 was $1.8 million, compared to $2.9 million in the first nine months of 2010. The Company’s annualized net charge-off ratio was 1.12% in the first nine months of 2011, compared to 0.79% in the first nine months of 2010. Despite the increase in net charge-offs during the first nine months of 2011, the provision for loan losses decreased during the period primarily due to the level of allowance for loan losses related to the construction and land development loan portfolio segment. The decline in the allowance for loan losses for the construction and land development portfolio segment is due to a decline in both total loans outstanding in the construction and land development portfolio and adversely risk-graded construction and land development loans.

Noninterest income was $3.9 million for the first nine months of 2011, compared to noninterest income of $6.9 million in the first nine months of 2010. The decrease in noninterest income was primarily due to a decrease in net securities gains of $2.0 million, a decrease in mortgage lending income of $0.6 million, and an increase in affordable housing investment losses of $0.3 million.

Noninterest expense was $12.4 million during the first nine months of 2011, compared to noninterest expense of $12.8 million in the first nine months of 2010. The decrease in noninterest expense was primarily due to a decrease in prepayment penalties on long-term debt of $0.7 million and FDIC and other regulatory assessments of $0.2 million, which were partially offset by an increase in salaries and benefits expense of $0.4 million.

Income tax expense was approximately $0.1 million in the first nine months of 2011, compared to $1.0 million in the first nine months of 2010. The Company’s effective tax rate in the first nine months of 2011 was approximately 1.99%, compared to 18.18% in the first nine months of 2010. The decrease in the Company’s effective tax rate during the first nine months of 2011 when compared to the first nine months of 2010 was due to a decline in the level of earnings before taxes and an increase in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which increased in 2011.

In the first nine months of 2011, the Company paid cash dividends of $2.2 million, or $0.60 per share. The Company’s balance sheet remains strong and well capitalized under current regulatory guidelines with a total risk-based capital ratio of 16.51% and a Tier 1 leverage ratio of 8.87% at September 30, 2011.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. Consistent with prior periods, at September 30, 2011 and December 31, 2010, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more likely than not that that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-

down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

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

Fair Value Determination

GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 8 of the Condensed Consolidated Financial Statements.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at September 30, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30,
	2011		2010
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Loans and loans held for sale	$376,273	5.70%	$380,569	5.75%
Securities - taxable	225,802	2.89%	248,539	3.51%
Securities - tax-exempt	80,024	6.40%	81,319	6.40%

Total securities	305,826	3.81%	329,858	4.23%
Federal funds sold	26,688	0.18%	14,265	0.21%
Interest bearing bank deposits	1,557	0.09%	920	0.15%

Total interest-earning assets	710,344	4.67%	725,612	4.94%

Deposits:
NOW	91,125	0.62%	90,370	0.71%
Savings and money market	139,037	0.72%	113,334	1.11%
Certificates of deposits less than $100,000	114,981	1.99%	113,529	2.49%
Certificates of deposits and other time deposits of $100,000 or more	183,841	2.42%	200,360	2.80%

Total interest-bearing deposits	528,984	1.57%	517,593	2.00%
Short-term borrowings	2,383	0.50%	3,902	0.65%
Long-term debt	87,433	3.89%	115,430	4.03%

Total interest-bearing liabilities	618,800	1.90%	636,925	2.36%

Net interest income and margin	$16,020	3.02%	$15,581	2.87%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $16.0 million in the first nine months of 2011, compared to $15.6 million for the first nine months of 2010, as net interest margin improvement offset a decline in average interest-earnings assets of 2%. Net interest margin (tax-equivalent) was 3.02% for the first nine months of 2011, compared to 2.87% for the first nine months of 2010.

The tax-equivalent yield on total interest-earning assets decreased 27 basis points in the first nine months of 2011 from the first nine months of 2010 to 4.67%. This decrease was primarily driven by a 42 basis point decrease in the tax-equivalent yield on total securities to 3.81%.

The cost of total interest-bearing liabilities decreased 46 basis points in the first nine months of 2011 from the first nine months of 2010 to 1.90%. This decrease was primarily driven by a 43 basis point decrease in the cost of total interest-bearing deposits to 1.57% and a 14 basis point decrease in the cost of long-term debt to 3.89%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, management believes, based on its processes and estimates should be adequate to provide coverage for the probable losses on outstanding loans. The provisions for loan losses amounted to $1.8 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively. The provision for loan losses decreased due to a decline in the level of allowance for loan losses related to the construction and land development loan portfolio segment. The decline in the allowance for loan losses for the construction and land development portfolio segment is due to a decline in both total loans outstanding in the construction and land development portfolio and adversely risk-graded construction and land development loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.69% at September 30, 2011, compared to 2.05% at December 31, 2010. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2011. While the policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate market, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service charges on deposit accounts	$301	$328	$882	$976
Mortgage lending income	637	1,007	1,516	2,114
Bank-owned life insurance	127	118	341	350
Securities gains, net	215	129	563	2,610
Affordable housing investment losses	(231)	(57)	(461)	(171)
Other	349	332	1,057	1,066

Total noninterest income	$1,398	$1,857	$3,898	$6,945

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Origination income	$570	$921	$1,253	$1,848
Servicing fees, net	87	86	283	266
Increase in MSR valuation allowance	(20)	—	(20)	—

Total mortgage lending income	$637	$1,007	$1,516	$2,114

Mortgage lending income was $1.5 million for the first nine months of 2011, compared to $2.1 million for the first nine months of 2010. The decline in mortgage lending income was primarily due to a decrease in the volume of loans originated and sold as the level of mortgage activity slowed during the first nine months of 2011, compared to the first nine months of 2010.

Mortgage lending income decreased in the third quarter of 2011 when compared to the third quarter of 2010 due to the same factors described above.

The Company recorded net securities gains of $0.6 million in the first nine months of 2011, compared to net securities gains of $2.6 million in the first nine months of 2010. The decrease was primarily due to $0.9 million in net gains realized on the sale of securities during the third quarter of 2011, compared to $3.0 million during the third quarter of 2010.

Net securities gains increased in the third quarter of 2011 when compared to the third quarter of 2010 primarily due to a decrease in other than temporary impairment charges on individual issuer trust preferred securities.

Losses related to affordable housing partnership investments were $0.5 million for the first nine months of 2011, compared to $0.2 million for the first nine months of 2010. The increase in losses on affordable housing partnership investments was primarily due to the Company’s increased total investment in these projects. While the losses incurred by the partnerships are recognized in pre-tax earnings, these investments are designed to generate a return primarily through the realization of federal tax credits. As a result, these investments have significantly reduced the Company’s income tax expense during 2011 when compared to 2010.

Losses related to affordable housing partnership investments increased in the third quarter of 2011 when compared to the third quarter of 2010 due to the same factors described above.

Noninterest Expense

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Salaries and benefits	$2,218	$2,051	$6,272	$5,895
Net occupancy and equipment	364	359	1,038	1,107
Professional fees	190	164	550	531
FDIC and other regulatory assessments	178	277	659	839
Other real estate owned, net	506	268	1,207	1,240
Prepayment penalty on long-term debt	—	381	—	679
Other	883	866	2,626	2,520

Total noninterest expense	$4,339	$4,366	$12,352	$12,811

Salaries and benefits expense was $6.3 million for the first nine months of 2011, compared to $5.9 million for the first nine months of 2010. The increase was primarily due to increased salaries and wages, cash incentive compensation costs, and group medical insurance costs. Offsetting the increase in salaries and wages, cash incentive compensation costs, and group medical insurance costs was a decrease in commissions paid to our mortgage originators as a result of decreased origination volume in the first nine months of 2011, compared the first nine months of 2010.

Salaries and benefits expense increased in the third quarter of 2011 when compared to the third quarter of 2010 due to the same factors described above.

FDIC and other regulatory assessments expense was $0.7 million for the first nine months of 2011, compared to $0.8 million for the first nine months of 2010. The decrease was primarily due to the FDIC redefining the deposit insurance assessment base effective April 1, 2011. Most FDIC insured institutions with less than $10 billion in assets experienced a reduction in their FDIC deposit insurance assessments.

FDIC and other regulatory assessments expense decreased in the third quarter of 2011 when compared to the third quarter of 2010 due to the same factors described above.

OREO expense, net was $1.2 million for the first nine months of 2011, and 2010, respectively. Approximately $1.3 million and $1.2 million of OREO expense during the first nine months of 2011 and 2010, respectively, related to holding losses on the valuations of certain OREO properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in other real estate owned expense, net. Additionally, the Company will continue to incur expenses associated with maintenance costs and property taxes associated with these assets. During the first nine months of 2011, rental income on OREO properties exceeded these costs.

OREO expense, net increased in the third quarter of 2011 when compared to the third quarter of 2010 due to an increase in holding losses on the valuation of certain OREO properties.

Noninterest expense for the third quarter and first nine months of 2010 included $0.4 million and $0.7 million in prepayment penalties on long-term debt, respectively. During the third quarter and first nine months of 2010, the Company repaid $5.0 million and $10.0 million, respectively, of securities sold under agreements to repurchase, included in long-term debt, as part of its efforts to reduce wholesale funding sources.

Income Tax Expense

Income tax expense was approximately $0.1 million in the first nine months of 2011, compared to $1.0 million in the first nine months of 2010. The Company’s annualized effective tax rate for the first nine months of 2011 was 1.99%, compared to an annualized effective income tax rate of 18.18% for the first nine months of 2010. The decrease in the Company’s effective tax rate during the first nine months of 2011 when compared to the first nine months of 2010 was due to a decrease in the level of earnings before taxes and an increase in federal tax credits related to the Company’s investments in affordable housing limited partnerships.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $283.1 million and $315.2 million as of September 30, 2011 and December 31, 2010, respectively. The decrease in securities available-for-sale of $32.2 million, or 10%, was primarily due to management’s decision to limit the level of reinvestment of proceeds from sales, calls, and maturities of securities available-for-sale while long-term interest rates are at historically low levels. Unrealized net gains on securities available-for-sale were $5.8 million at September 30, 2011 compared to unrealized net losses of $3.5 million at December 31, 2010. The increase in unrealized gains on securities available-for-sale was due to a decline in long-term interest rates and the narrowing of credit spreads.

The average tax-equivalent yields earned on total securities were 3.81% in the first nine months of 2011 and 4.23% in the first nine months of 2010.

On November 9, 2011, Jefferson County, Alabama filed for protection under the United States Bankruptcy Code. We own no securities issued by Jefferson County that are subject to this bankruptcy proceeding. We do own securities issued by several suburban municipalities in Jefferson County, including Mountain Brook, Vestavia Hills, Irondale, Helena, and Bessemer, none of which are included in the Jefferson County bankruptcy. At September 30, 2011, the carrying value of these securities was approximately $2.9 million.

Loans

	2011			2010
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial and industrial	$53,888	52,027	51,323	53,288	58,400
Construction and land development	40,781	43,864	48,814	47,850	46,928
Commercial real estate	166,059	166,272	161,882	166,241	161,676
Residential real estate	102,030	100,496	95,997	96,241	96,888
Consumer installment	12,105	11,248	10,968	10,676	11,312

Total loans	374,863	373,907	368,984	374,296	375,204
Less: unearned income	(75)	(112)	(75)	(81)	(106)

Loans, net of unearned income	$374,788	373,795	368,909	374,215	375,098

Total loans, net of unearned income, were $374.8 million as of September 30, 2011, compared to $374.2 million at December 31, 2010. Four loan categories represented the majority of the loan portfolio as of September 30, 2011. Commercial real estate loans represented 44%, residential real estate loans represented 27%, construction and land development loans represented 11% and commercial and industrial loans represented 14% of the Company’s total loans at September 30, 2011. Approximately 43% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2011.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $24.4 million at September 30, 2011, compared to $24.3 million at December 31, 2010. For residential real estate mortgage loans with a consumer purpose, approximately $1.9 million and $4.1 million required interest only payments at September 30, 2011 and December 31, 2010, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $3.8 million and $7.2 million at September 30, 2011 and December 31, 2010, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.70% in the first nine months of 2011 and 5.75% in the first nine months of 2010.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank; or 20% of the capital accounts if loans in excess of 10% are fully secured, the upper legal lending limit is approximately $14.5 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $13.1 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2011 and December 31, 2010, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at September 30, 2011 (and related balances at December 31, 2010).

(In thousands)	September 30, 2011	December 31, 2010
Lessors of 1 to 4 family residential properties	$43,095	$38,679
Office buildings	20,281	24,185

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. At September 30, 2011 and December 31, 2010, the allowance for loan losses was $6.3 million and $7.7 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2011 and the previous four quarters is presented below.

	2011			2010
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Balance at beginning of period	$7,746	7,855	7,676	7,181	6,580
Charge-offs:
Commercial and industrial	(298)	(306)	(56)	(66)	(77)
Construction and land development	(1,572)	(112)	(33)	(20)	(5)
Commercial real estate	(79)	—	(339)	—	—
Residential real estate	(73)	(389)	(57)	(153)	(91)
Consumer installment	(7)	(2)	(1)	(9)	(14)

Total charge-offs	(2,029)	(809)	(486)	(248)	(187)
Recoveries	23	100	65	93	58

Net charge-offs	(2,006)	(709)	(421)	(155)	(129)
Provision for loan losses	600	600	600	650	730

Ending balance	$6,340	7,746	7,855	7,676	7,181

as a % of loans	1.69%	2.07	2.13	2.05	1.91
as a % of nonperforming loans	60%	95	70	65	82
Net charge-offs as a % of average loans	2.14%	0.76	0.45	0.16	0.14

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.69% at September 30, 2011, compared to 2.05% at December 31, 2010. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

Approximately $1.6 million in net charge-offs during the first nine months of 2011 related to one construction and land development loan. An additional $0.6 million in net charge-offs during the first nine months of 2011 related to two A/B note restructurings, where the B notes were charged off.

At September 30, 2011, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 60%, compared to 65% at December 31, 2010. The decrease is primarily due to a decrease in the level of allowance for loan losses related to the construction and land development portfolio segment. The decline in the allowance for loan losses for the construction and land development portfolio segment is due to a decline in both total loans outstanding in the construction and land development portfolio and adversely risk-graded construction and land development loans.

At September 30, 2011, the Company’s recorded investment in loans considered impaired was $10.4 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.9 million. At December 31, 2010, the Company’s recorded investment in loans considered impaired was $11.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million.

At September 30, 2011 and December 31, 2010, the Company had impaired loans classified as troubled debt restructurings (“TDRs”) of $9.5 million and $7.6 million, respectively. At September 30, 2011 the Company had $0.7 million in accruing TDRs. The Company had no accruing TDRs at December 31, 2010. For impaired loans classified as TDRs, the related allowance for loan losses was approximately $0.8 million and $1.0 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

Nonperforming Assets

At September 30, 2011, the Company had $18.3 million in nonperforming assets compared to $20.0 million at December 31, 2010. Included in nonperforming assets were nonperforming loans of $10.5 million and $11.8 million at September 30, 2011 and December 31, 2010, respectively. The majority of the balance in nonperforming assets at September 30, 2011 related to deterioration in the construction and land development loan portfolio.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2011 and the previous four quarters.

	2011			2010
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonperforming assets:
Nonaccrual loans	$10,506	8,151	11,166	11,833	8,776
Other nonperforming assets (primarily other real estate owned)	7,770	9,361	8,450	8,125	8,163

Total nonperforming assets	$18,276	17,512	19,616	19,958	16,939

as a % of loans and other real estate owned	4.78%	4.57%	5.20	5.22	4.42
as a % of total assets	2.39%	2.25%	2.51	2.61	2.18
Nonperforming loans as a % of total loans	2.80%	2.18%	3.03	3.16	2.34
Accruing loans 90 days or more past due	$—	11	158	—	62

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median selling price for residential homes during the quarter ended September 30, 2011 was $169,672 a decrease of 6.6% from the same quarter a year earlier. LCAR also reported that residential inventory at September 30, 2011 was 1,139 homes, a decrease of 13.3% from a year earlier. The average number of days on the market for residential homes sold during the quarter ended September 30, 2011 was 198 days, an increase of 8.8% from the same quarter last year. Continued weakness in the real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets. For additional discussion of risk factors, see Part I “Item 1A. Risk Factors” on page 17 in our annual report on Form 10-K for the year ended December 31, 2010.

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2011 and the previous four quarters.

	2011			2010
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Nonaccrual loans:
Commercial and industrial	$32	48	508	521	535
Construction and land development	5,156	2,844	4,043	4,102	2,689
Commercial real estate	3,616	3,868	3,954	4,735	2,688
Residential real estate	1,559	1,245	2,510	2,474	2,862
Consumer installment	143	146	151	1	2

Total nonaccrual loans	$10,506	8,151	11,166	11,833	8,776

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At September 30, 2011, the Company had $10.5 million in loans on nonaccrual, compared to $11.8 million at December 31, 2010.

At both September 30, 2011 and December 31, 2010, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2011 and the previous four quarters.

	2011			2010
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Other real estate owned:
Residential condo developments	$3,991	5,015	5,494	5,494	5,449
New home construction	97	346	346	369	243
Developed lots	141	209	282	136	136
Commercial lots	1,528	1,528	—	—	—
Undeveloped land	1,401	1,401	1,746	1,746	1,746
Other	612	862	582	380	589

Total other real estate owned	$7,770	9,361	8,450	8,125	8,163

The Company held $7.8 million in OREO at September 30, 2011, which we had acquired from borrowers, compared to $8.1 million at December 31, 2010. OREO primarily relates to four properties with a total carrying value of $6.9 million at September 30, 2011. One of the properties, with a book value of $2.7 million at September 30, 2011, is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on the condominium project on the Florida Gulf Coast from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in OREO. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as an FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, is greater than or equal to the Company’s recorded investment at September 30, 2011. The FDIC has approved a bulk sale of the condominiums and club amenities, which may speed the disposition of this property in which we hold an interest.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $18.0 million, or 4.8% of total loans outstanding, net of unearned income at September 30, 2011, compared to $13.2 million, or 3.5% of total loans outstanding, net of unearned income at December 31, 2010.

The table below provides information concerning the composition of performing potential problem loans for the third quarter of 2011 and the previous four quarters.

	2011			2010
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Potential problem loans:
Commercial and industrial	$794	991	1,051	413	658
Construction and land development	1,113	5,016	5,027	1,075	1,235
Commercial real estate	9,715	9,309	5,553	5,016	7,032
Residential real estate	6,238	5,387	5,657	6,600	5,425
Consumer installment	106	109	112	116	67

Total potential problem loans	$17,966	20,812	17,400	13,220	14,417

At September 30, 2011, approximately $1.1 million or 5.9% of total potential problem loans were past due at least 30 days but less than 90 days. At September 30, 2011, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the third quarter of 2011 and the previous four quarters.

	2011			2010
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial	$253	94	136	124	179
Construction and land development	173	—	493	201	—
Commercial real estate	—	456	419	—	361
Residential real estate	1,094	360	2,001	2,986	497
Consumer installment	25	15	60	29	102

Total	$1,545	925	3,109	3,340	1,139

Deposits

Total deposits were $609.1 million at September 30, 2011, compared to $607.1 million at December 31, 2010. An $11.5 million increase in noninterest bearing demand deposits was offset by a $9.5 million decrease in interest bearing deposits. The decrease in interest bearing demand deposits was primarily due to a decline in brokered certificates of deposit.

The average rate paid on total interest-bearing deposits was 1.57% in the first nine months of 2011 and 2.00% in the first nine months of 2010.

Noninterest bearing deposits were 16% and 14% of total deposits as of September 30, 2011 and December 31, 2010, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $ 40.0 million and $34.0 million with none outstanding at September 30, 2011 and December 31, 2010, respectively. Securities sold under agreements to repurchase totaled $2.6 million at September 30, 2011, compared to $2.7 million at December 31, 2010.

The average rate paid on short-term borrowings was 0.50% in the first nine months of 2011 and 0.65% in the first nine months of 2010.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $15.0 million at September 30, 2011 and December 31, 2010, respectively, in securities sold under agreements to repurchase with an original maturity greater than one year. The Bank had $63.1 million and $71.1 million in long-term FHLB advances at September 30, 2011 and December 31, 2010, respectively, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both September 30, 2011 and December 31, 2010.

The average rate paid on long-term debt was 3.89% in the first nine months of 2011 and 4.03% in the first nine months of 2010.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $64.4 million and $56.4 million as of September 30, 2011 and December 31, 2010, respectively. The increase from December 31, 2010 was primarily driven by net earnings of $4.4 million and other comprehensive income due to the change in net unrealized gains (losses) on securities available-for-sale of $5.9 million, which was reduced by cash dividends paid of approximately $2.2 million.

The Company’s tier 1 leverage ratio was 8.87%, tier 1 risk-based capital ratio was 15.25% and total risk-based capital ratio was 16.51% at September 30, 2011. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we are in compliance with our current guidelines at September 30, 2011.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25 percent. The results of our current economic value of equity model would indicate that we are in compliance with our guidelines at September 30, 2011.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2011 and December 31, 2010, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At September 30, 2011, the Bank had an available line of credit with the FHLB totaling $229.5 million with $63.1 million outstanding. At September 30, 2011, the Bank also had $40.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At September 30, 2011, the Bank had outstanding standby letters of credit of $8.3 million and unfunded loan commitments outstanding of $38.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

The Company also has commitments to fund certain affordable housing investments. The Company invests in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. These investments are designed to generate a return primarily through the realization of federal tax credits. The Company typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent parties upon completion of a project. As of September 30, 2011, the Company had net investments of $5.4 million, related to these projects, which are included in other assets on the Consolidated Balance Sheets. At September 30, 2011, the Company had $0.3 million of unfunded commitments related to affordable housing investments included in other liabilities.

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

A breach of these presentations and warranties with respect to a particular mortgage loan or mortgage loans could result in the Company being required to repurchase the loan. During the first nine months of 2011 and 2010, no loans have been repurchased by the Company. At September 30, 2011, no reserves have been deemed necessary for potential repurchase claims.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncements have been issued by the FASB, but are not yet effective:

•	ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements,

•	ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure,

•	ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, and

•	ASU 2011-08, Testing Goodwill for Impairment.

Information about these pronouncements are described in more detail below.

ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements, removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed-upon terms, even if the transferee were to default. The requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement assets is also eliminated. The amendments in this ASU are effective for interim and annual periods beginning after December 31, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt these amendments when required, and does not anticipate that the ASU will have a material impact on its financial position or results of operations.

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

ASU 2011-08, Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than the carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is more likely than not that the fair value of a reporting unit for with goodwill is recorded is less than its carrying amount, it would not be required to perform the two-step impairment test for the reporting unit. This ASU is effective for annual and interim periods beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements as no Goodwill is currently recorded in the consolidated financial statements.

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

	2011			2010
(in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Net interest income (GAAP)	$4,845	5,057	4,814	4,642	4,738
Tax-equivalent adjustment	429	440	435	441	449

Net interest income (Tax-equivalent)	$5,274	5,497	5,249	5,083	5,187

				Nine months ended September 30,
(In thousands)				2011	2010
Net interest income (GAAP)				$14,716	14,257
Tax-equivalent adjustment				1,304	1,324

Net interest income (Tax-equivalent)				$16,020	15,581

Table 2 - Selected Quarterly Financial Data

	2011			2010
(Dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Results of Operations
Net interest income (a)	$5,274	5,497	5,249	5,083	5,187
Less: tax-equivalent adjustment	429	440	435	441	449

Net interest income (GAAP)	4,845	5,057	4,814	4,642	4,738
Noninterest income (loss)	1,398	1,355	1,145	321	1,857

Total revenue	6,243	6,412	5,959	4,963	6,595
Provision for loan losses	600	600	600	650	730
Noninterest expense	4,339	4,363	3,650	3,630	4,366
Income tax expense	(63)	(8)	160	(195)	255

Net earnings	$1,367	1,457	1,549	878	1,244

Per share data:
Basic and diluted net earnings	$0.38	0.40	0.43	0.24	0.34
Cash dividends declared	0.20	0.20	0.20	0.195	0.195
Weighted average shares outstanding:
Basic and diluted	3,642,738	3,642,738	3,642,728	3,642,718	3,642,701
Shares outstanding, at period end	3,642,738	3,642,738	3,642,738	3,642,718	3,642,718
Book value	$17.69	16.77	15.87	15.47	16.73
Common stock price
High	$19.70	19.91	20.37	22.00	22.00
Low	19.10	19.40	19.51	19.50	18.08
Period end:	19.65	19.75	19.56	20.06	20.35
To earnings ratio	13.55 x	14.01	13.49	13.74	15.78
To book value	111%	118	123	130	122
Performance ratios:
Return on average equity	8.81%	9.90	10.84	5.68	8.31
Return on average assets	0.72%	0.75	0.80	0.45	0.64
Dividend payout ratio	52.63%	50.00	46.51	81.25	57.35
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.69%	2.07	2.13	2.05	1.91
Nonperforming loans	60%	95	70	65	82
Nonperforming assets as a % of:
Loans and foreclosed properties	4.78%	4.57	5.20	5.22	4.42
Total assets	2.39%	2.25	2.51	2.61	2.18
Nonperforming loans as a % of total loans	2.80%	2.18	3.03	3.16	2.34
Net charge-offs as a % of average loans	2.14%	0.76	0.45	0.16	0.14
Capital Adequacy:
Tier 1 risk-based capital ratio	15.25%	14.95	14.84	14.57	14.53
Total risk-based capital ratio	16.51%	16.20	16.09	15.82	15.78
Tier 1 Leverage Ratio	8.87%	8.65	8.56	8.47	8.39
Other financial data:
Net interest margin (a)	2.98%	3.09	2.98	2.81	2.85
Effective income tax rate	NM %	NM	9.36	NM	17.01
Efficiency ratio (b)	65.03%	63.67	57.08	67.17	61.98
Selected average balances:
Securities	$292,027	305,564	320,194	321,956	331,913
Loans, net of unearned income	375,614	375,192	372,319	376,861	374,224
Total assets	763,771	777,181	776,795	773,393	779,879
Total deposits	610,961	625,941	622,720	602,934	599,708
Long-term debt	85,319	85,323	91,728	103,061	113,120
Total stockholders’ equity	62,041	58,888	57,171	61,841	59,900
Selected period end balances:
Securities	$283,070	296,443	321,098	315,220	322,118
Loans, net of unearned income	374,788	373,795	368,909	374,215	375,098
Allowance for loan losses	6,340	7,746	7,855	7,676	7,181
Total assets	764,637	779,725	781,557	763,829	777,846
Total deposits	609,070	627,969	631,394	607,127	602,508
Long-term debt	85,317	85,322	85,327	93,331	108,335
Total stockholders’ equity	64,422	61,100	57,801	56,368	60,937

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Selected Financial Data

	Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2011	2010
Results of Operations
Net interest income (a)	$16,020	15,581
Less: tax-equivalent adjustment	1,304	1,324

Net interest income (GAAP)	14,716	14,257
Noninterest income (loss)	3,898	6,945

Total revenue	18,614	21,202
Provision for loan losses	1,800	2,930
Noninterest expense	12,352	12,811
Income tax expense	89	993

Net earnings	$4,373	4,468

Per share data:
Basic and diluted net earnings	$1.20	1.23
Cash dividends declared	0.60	0.585
Weighted average shares outstanding:
Basic and diluted	3,642,735	3,642,896
Shares outstanding, at period end	3,642,738	3,642,718
Book value	$17.69	16.73
Common stock price
High	$20.37	22.00
Low	19.10	16.86
Period end:	19.65	20.35
To earnings ratio	13.55 x	15.78
To book value	111%	122
Performance ratios:
Return on average equity	9.82%	10.17
Return on average assets	0.75%	0.76
Dividend payout ratio	50.00%	47.56
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.69%	1.91
Nonperforming loans	60%	82
Nonperforming assets as a % of:
Loans and foreclosed properties	4.78%	4.42
Total assets	2.39%	2.18
Nonperforming loans as a % of total loans	2.80%	2.34
Net charge-offs as a % of average loans	1.12%	0.79
Capital Adequacy:
Tier 1 risk-based capital ratio	15.25%	14.53
Total risk-based capital ratio	16.51%	15.78
Tier 1 Leverage Ratio	8.87%	8.39
Other financial data:
Net interest margin (a)	3.02%	2.87
Effective income tax rate	1.99%	18.18
Efficiency ratio (b)	62.01%	56.87
Selected average balances:
Securities	$305,826	329,858
Loans, net of unearned income	374,387	377,251
Total assets	772,534	783,100
Total deposits	619,827	601,593
Long-term debt	87,433	115,430
Total stockholders’ equity	59,384	58,595
Selected period end balances:
Securities	$283,070	322,118
Loans, net of unearned income	374,788	375,098
Allowance for loan losses	6,340	7,181
Total assets	764,637	777,846
Total deposits	609,070	602,508
Long-term debt	85,317	108,335
Total stockholders’ equity	64,422	60,937

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$377,695	$5,393	5.66%	$378,355	$5,442	5.71%
Securities - taxable	212,913	1,423	2.65%	249,185	2,053	3.27%
Securities - tax-exempt (2)	79,114	1,259	6.31%	82,728	1,318	6.32%

Total securities	292,027	2,682	3.64%	331,913	3,371	4.03%
Federal funds sold	31,635	14	0.18%	10,467	6	0.23%
Interest bearing bank deposits	1,010	—	—	1,099	—	—

Total interest-earning assets	702,367	$8,089	4.57%	721,834	$8,819	4.85%
Cash and due from banks	12,681			12,275
Other assets	48,723			45,770

Total assets	$763,771			$779,879

Interest-bearing liabilities:
Deposits:
NOW	$87,543	$114	0.52%	$84,854	$139	0.65%
Savings and money market	137,692	246	0.71%	121,835	321	1.05%
Certificates of deposits less than $100,000	114,947	555	1.92%	113,398	673	2.35%
Certificates of deposits and other time deposits of $100,000 or more	178,173	1,043	2.32%	195,493	1,346	2.73%

Total interest-bearing deposits	518,355	1,958	1.50%	515,580	2,479	1.91%
Short-term borrowings	2,333	3	0.51%	3,257	5	0.61%
Long-term debt	85,319	854	3.97%	113,120	1,148	4.03%

Total interest-bearing liabilities	606,007	$2,815	1.84%	631,957	$3,632	2.28%
Noninterest-bearing deposits	92,606			84,128
Other liabilities	3,117			3,894
Stockholders’ equity	62,041			59,900

Total liabilities and stockholders’ equity	$763,771			$779,879

Net interest income and margin		$5,274	2.98%		$5,187	2.85%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine months ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$376,273	$16,051	5.70%	$380,569	$16,367	5.75%
Securities - taxable	225,802	4,875	2.89%	248,539	6,530	3.51%
Securities - tax-exempt (2)	80,024	3,833	6.40%	81,319	3,894	6.40%

Total securities	305,826	8,708	3.81%	329,858	10,424	4.23%
Federal funds sold	26,688	36	0.18%	14,265	22	0.21%
Interest bearing bank deposits	1,557	1	0.09%	920	1	0.15%

Total interest-earning assets	710,344	$24,796	4.67%	725,612	$26,814	4.94%
Cash and due from banks	13,021			12,347
Other assets	49,169			45,141

Total assets	$772,534			$783,100

Interest-bearing liabilities:
Deposits:
NOW	$91,125	$424	0.62%	$90,370	$483	0.71%
Savings and money market	139,037	752	0.72%	113,334	945	1.11%
Certificates of deposits less than $100,000	114,981	1,710	1.99%	113,529	2,116	2.49%
Certificates of deposits and other time deposits of $100,000 or more	183,841	3,334	2.42%	200,360	4,190	2.80%

Total interest-bearing deposits	528,984	6,220	1.57%	517,593	7,734	2.00%
Short-term borrowings	2,383	9	0.50%	3,902	19	0.65%
Long-term debt	87,433	2,547	3.89%	115,430	3,480	4.03%

Total interest-bearing liabilities	618,800	$8,776	1.90%	636,925	$11,233	2.36%
Noninterest-bearing deposits	90,843			84,000
Other liabilities	3,503			3,580
Stockholders’ equity	59,384			58,595

Total liabilities and stockholders’ equity	$772,530			$783,100

Net interest income and margin		$16,020	3.02%		$15,581	2.87%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2011			2010
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial and industrial	$53,888	52,027	51,323	53,288	58,400
Construction and land development	40,781	43,864	48,814	47,850	46,928
Commercial real estate	166,059	166,272	161,882	166,241	161,676
Residential real estate	102,030	100,496	95,997	96,241	96,888
Consumer installment	12,105	11,248	10,968	10,676	11,312

Total loans	374,863	373,907	368,984	374,296	375,204
Less: unearned income	(75)	(112)	(75)	(81)	(106)

Loans, net of unearned income	374,788	373,795	368,909	374,215	375,098
Less: allowance for loan losses	(6,340)	(7,746)	(7,855)	(7,676)	(7,181)

Loans, net	$368,448	366,049	361,054	366,539	367,917

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2011			2010
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Allowance for loan losses:
Balance at beginning of period	$7,746	7,855	7,676	7,181	6,580
Charge-offs:
Commercial and industrial	(298)	(306)	(56)	(66)	(77)
Construction and land development	(1,572)	(112)	(33)	(20)	(5)
Commercial real estate	(79)	—	(339)	—	—
Residential real estate	(73)	(389)	(57)	(153)	(91)
Consumer installment	(7)	(2)	(1)	(9)	(14)

Total charge-offs	(2,029)	(809)	(486)	(248)	(187)
Recoveries	23	100	65	93	58

Net charge-offs	(2,006)	(709)	(421)	(155)	(129)
Provision for loan losses	600	600	600	650	730

Ending balance	$6,340	7,746	7,855	7,676	7,181

as a % of loans	1.69%	2.07	2.13	2.05	1.91
as a % of nonperforming loans	60%	95	70	65	82
Net charge-offs as a % of average loans	2.14%	0.76	0.45	0.16	0.14

Nonperforming assets:
Nonaccrual loans	$10,506	8,151	11,166	11,833	8,776
Other nonperforming assets
(primarily other real estate owned)	7,770	9,361	8,450	8,125	8,163

Total nonperforming assets	$18,276	17,512	19,616	19,958	16,939

as a % of loans and foreclosed properties	4.78%	4.57	5.20	5.22	4.42
as a % of total assets	2.39%	2.25	2.51	2.61	2.18
Nonperforming loans as a % of total loans	2.80%	2.18	3.03	3.16	2.34
Accruing loans 90 days or more past due	$—	11	158	—	62

Table 8 - Allocation of Allowance for Loan Losses

	2011						2010
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$762	14.4	$767	13.9	$1,142	13.9	$972	14.2	$874	15.6
Construction and land development	1,138	10.9	2,759	11.7	2,257	13.2	2,223	12.8	2,177	12.5
Commercial real estate	2,643	44.3	2,722	44.5	2,697	43.9	2,893	44.4	2,308	43.1
Residential real estate	1,404	27.2	1,104	26.9	1,284	26.0	1,336	25.7	1,292	25.8
Consumer installment	178	3.2	190	3.0	202	3.0	141	2.9	133	3.0
Unallocated	215		204		273		111		397

Total allowance for loan losses	$6,340		$7,746		$7,855		$7,676		$7,181

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2011
Maturity of:
3 months or less	$29,613
Over 3 months through 6 months	25,745
Over 6 months through 12 months	29,688
Over 12 months	90,743

Total CDs and other time deposits of $100,000 or more	$175,789

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	—	—	—	—

(1)	Based on trade date, not settlement date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema Document****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
****	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or propsectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	November 14, 2011	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	November 14, 2011	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)