Form 10-K
period 2011-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2012-03-26
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $45,819,862 as of June 30, 2011.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,642,738 shares of common stock as of March 9, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 8, 2012, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

Selected Economic Data

As described above, the Bank’s PSA is primarily in Lee County. The Bank also has loan production offices in Montgomery, Alabama and in Phenix City, Alabama. Lee County’s population was approximately 140,247 in 2010, and has increased approximately 21.9% from 2000 to 2010. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton.

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

Employees

At December 31, 2011, the Company and its subsidiaries had 157 full-time equivalent employees, including 35 officers.

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

Bank Holding Company Regulation

The Company, as a bank holding company, is subject to supervision, examination and regulation by the Federal Reserve under the BHC Act. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine its subsidiaries. The State of Alabama currently does not regulate bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) permits bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and whose subsidiary banks have and maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions to elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

The BHC Act permits acquisitions of banks by bank holding companies, such that the Company and any other bank holding company, whether located in Alabama or elsewhere, may acquire a bank located in any other state, subject to deposit share limits, age of bank charter requirements and other restrictions. Federal law also permits national and state-chartered banks to branch interstate through acquisitions of banks in other states. Alabama permits interstate branching. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank, may acquire and operate one or more banks in other states pursuant to a transaction in which the Alabama bank is the resulting bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Alabama. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), banks, including Alabama banks, may branch anywhere in the United States.

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Section 23A of the Federal Reserve Act and Federal Reserve Regulation W there under. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by permissible collateral, generally United States government or agency securities. The Company and the Bank also are subject to Section 23B of the Federal Reserve Act, which generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same as or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

Federal Reserve policy, as well as the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, requires a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a bank subsidiary may not otherwise be warranted. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other senior creditors of the bank.

The Federal Reserve has adopted guidelines for employee compensation to reduce incentives to take undue risks, and the FDIC and SEC have proposed further compensation guidelines under the Dodd-Frank Act.

Bank Regulation

The Bank is subject to supervision, regulation and examination by the Federal Reserve and the Alabama Superintendent, which monitor all areas of the operations of the Bank, including reserves, loans, mortgages, issuances and redemption of capital securities, payment of dividends, establishment of branches, capital adequacy and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments.”

Alabama law permits statewide branching by banks. The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks with competitive equality to the powers of national banks.

In 2007, the Alabama legislature amended the Alabama Banking Code to, among other things; strengthen the regulatory and enforcement authority of the Alabama State Banking Department and the Alabama Superintendent of Banks.

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated rating system, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

The GLB Act and related regulations requires banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

The federal bank regulators have updated their guidance several times on overdrafts, including overdrafts incurred at automated teller machines and point of sale terminals, and overdrafts have become a focus of the federal Consumer Financial Protection Bureau (“CFPB”). Among other things, the federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages the placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount. Overdraft policies, processes, fees and disclosures are frequently criticized in bank regulatory examinations and are the subject of litigation against banks in various jurisdictions.

Community Reinvestment Act and Consumer Laws

The Bank is subject to the provisions of the CRA and the Federal Reserve’s regulations there under. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude branch expansion activities and may prevent a company from becoming a financial holding company.

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

The Dodd-Frank Act established the CFPB, which became able to exercise its regulatory authority upon the recess appointment of its director on January 4, 2012. The CFPB has the authority, previously exercised by the federal bank regulators to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, Truth in Savings, Fair Credit Reporting and Privacy of Consumer Financial Privacy. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, its exercises broad authority that will affect bank regulation in these areas and bank regulators’ consumer examination and enforcement and Banks of all sizes will be subject to changes as the CFPB reviews and revises the regulation it administers.

Other Laws and Regulations

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2011 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company’s fails to comply with these internal control rules, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, and the values of its securities. The Company’s assessment of its financial reporting controls as of December 31, 2011 are included elsewhere in this report with no material weaknesses reported.

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

During 2011, the Bank paid cash dividends of approximately $3.2 million to the Company.

In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal and state regulatory authorities are authorized to determine when the payment of dividends would be an unsafe or unsound practice, and may prohibit such dividends. The Federal Reserve has indicated that paying dividends that deplete a state member bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve has indicated that depository institutions and their holding companies should generally pay dividends only out of current year’s operating earnings.

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

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines currently require a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”). Many of these other capital items may be eliminated or restricted under the Dodd-Frank Act and Basel III.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The minimum capital ratios sought by the regulators are increasing, and a 5% leverage ratio is the minimum for the largest institutions. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.

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

All of the federal bank regulatory agencies have regulations establishing risk-adjusted measures and relevant capital levels implementing the “prompt corrective action” standards. The relevant capital measures are the total capital ratio, Tier 1 risk-based capital ratio, as well as, the leverage capital ratio. Under the regulations, a state member bank will be: (i) well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 2%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital, and have been indicating that higher capital levels may be required in light of current market conditions and risk.

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

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2011 is included in “Note 20 to the Consolidated Financial Statements.”

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

Historically, the minimum risk-based capital requirements adopted by the federal banking agencies typically followed the Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”). On December 16, 2010, the Basel Committee on Banking Supervision issued the final text of a comprehensive update of the 2004 Basel II Accord (“Basel III”). On January 13, 2011, the Basel Committee issued an Annex to Basel III containing the final elements of reform to the definition of regulatory capital. Basel III seeks to significantly increase global capital and liquidity requirements, and adds leverage standards or an international basis. Basel III is not itself binding, but rather must be adopted into United States law or regulation before affecting banks supervised in the United States. Moreover, if adopted in the United States, Basil III likely would be subject to a multi-year transition period.

Basel III significantly revises the definitions of regulatory capital. In addition to higher minimum capital standards, Basel III also institutes new capital conservation and countercyclical buffers that could, if fully implemented, will require additional capital, especially for the largest institutions.

Basel III also introduces new liquidity requirements, including two measures of liquidity based on risk exposure. One measures liquidity on a 30-day time horizon under an acute liquidity stress scenario and one is designed to promote more medium and long-term funding of the assets and activities of banks over a longer horizon. Although United States banking regulators are expected to revise their capital standards and possibly their liquidity guidance in light of Basel III and the new Basel Committee’s liquidity tests, no proposals have been published and the exact terms, effects and timing of the U.S. regulators’ implementation of the new Basel Committee rules cannot be predicted.

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

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank, as well as the values of, and earnings on, its assets and the costs of its deposits and other liabilities are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

The Federal Reserve lowered its target federal funds rate from 5.25% per annum on August 7, 2007 to 3.00% on January 30, 2008, and finally to 0-0.25% on December 16, 2008, where it remains today, and which the Federal Reserve has announced it intends to maintain through 2014. The Federal Reserve’s discount rate, at 5.57% per annum on September 17, 2007, was steadily lowered to 4.75% on January 2, 2008, to 1.25% on October 28, 2008, and to 0.50% on December 16, 2008, where it remained until an increase on February 19, 2010 to 0.75%.

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

Beginning October 6, 2008, the Federal Reserve has been paying interest on depository institutions’ required and excess reserve balances. The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target rate established by the Federal Open Market Committee. The Federal Reserve has indicated that it may use this authority to implement a mandatory policy to reduce excess liquidity, in the event of inflation or the threat of inflation.

In 2011, the Federal Reserve repealed Regulation Q to permit banks to pay interest on demand deposits. The Federal Reserve has also engaged in several rounds of quantitative easing (“QE”) to reduce interest rates by buying bonds, and “Operation Twist” to reduce long term interest rates by buying long term bonds, while selling intermediate term securities.

The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted.

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC’s DIF, and the Bank is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.

The FDIC issued a final rule effective April 1, 2009 that changed the way that the FDIC’s assessment system differentiates for risk, made corresponding changes to assessment rates beginning with the second quarter of 2009, and made other changes to the deposit insurance assessment rules. These rules included a decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) an increase for brokered deposits above a threshold amount. These assessment rules increased assessments for banks that use brokered deposits above a threshold level to fund “rapid asset growth”. As a result, we were required to pay significantly increased premiums or additional special assessments.

In 2009, the Bank paid $1.2 million in FDIC insurance premiums, including $0.4 million for a special industry-wide FDIC deposit insurance assessment of five basis points of an institution’s assets minus Tier 1 capital as of June 30, 2009. In addition, to restore the FDIC’s Deposit Insurance Fund, all FDIC-insured institutions were required to prepay their deposit premiums for the next 3 years on December 30, 2009. The FDIC ruling also provided for maintaining the assessment rates at their current levels through the end of 2010, with a uniform increase of $0.03 per $100 of covered deposits effective January 1, 2011. On December 30, 2009, the Bank prepaid $3.5 million of FDIC insurance premiums for the calendar quarters ending December 31, 2009 through December 31, 2012.

Effective April 1, 2011, and as discussed above (see Recent Regulatory Developments), the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. Changes to assessment rates were developed to approximate the same inflow of premiums to the FDIC, but with a shifting of the burden of deposit insurance premiums toward those depository institutions that rely on funding sources other than U.S. deposits. Initial base assessment rates applicable to second quarter 2011 assessments (and prospectively until the DIF reserve ratio reaches 1.15 percent) were as follows:

Risk Category	Deposit Insurance Assessment Rate
I	5 to 9 basis points
II	14 basis points
III	23 basis points
IV	35 basis points

An institution’s overall rate may be higher by as much as 10 basis points or lower by as much as 5 basis points depending on adjustments to the base rate for unsecured debt and/or brokered deposits. Furthermore, under the new system, different rate schedules will take effect when the DIF reserve ratio reaches certain levels. For example, for banks in risk category II, the initial base assessment rate will be 14 basis points when the DIF reserve ratio is below 1.15 percent, 12 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, 10 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and 9 basis points when the DIF reserve ratio is 2.5 percent or higher.

Since inception of the new schedule, the Bank’s overall rate for assessment calculations has been 9 basis points or less, which is within the range of assessment rates for Risk Category I. The new methodology has reduced our expense related to FDIC insurance premiums in 2011 compared to 2010. In 2010, the Company recorded $1.0 million to expense for FDIC insurance premiums. In 2011, the Company recorded $0.7 million in expense for FDIC insurance premiums, comprised of expense recognized for the first quarter of 2011 (under the old basis), and expense recognized for the second, third and fourth quarters of 2011, respectively (under the new basis).

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”). FICO assessments are set by the FDIC quarterly and ranged from 1.14 basis points in the first quarter of 2009 to 1.02 basis points in the last quarter of 2009, 1.06 basis points in the first quarter of 2010 to 1.04 basis points in the last quarter of 2010, and 1.02 basis points in the first quarter of 2011 to 0.68 basis points in the last quarter of 2011. The FICO assessment rate for the first quarter of 2012 is 0.66 basis points. FICO assessments of approximately $63,000, $62,000 and $55,000 were paid to the FDIC in 2009, 2010 and 2011, respectively.

TARP Capital Purchase Program and Small Business Lending Fund

The Company elected not to participate in the TARP Capital Purchase Program (“CPP”) or any other TARP Program, or under the Small Business Lending Fund (the “SBLF”), under the Small Business Jobs Act of 2010. We believed that we did not need funding under these programs.

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

The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance did not apply to the Bank’s CRE lending activities at year-end 2011. At December 31, 2011, the Bank had outstanding $39.8 million in construction and land development loans and $130.0 million in total CRE loans (excluding owner occupied), which represent approximately 54.5% and 177.7%, respectively, of the Bank’s total risk-based capital at December 31, 2011. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as improvements in its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflect risk, and implement the Dodd-Frank Act and Basel III.

Other Dodd-Frank Act Provisions

The Dodd-Frank Act was signed into law on July 21, 2011. In addition to the capital, liquidity and FDIC deposit insurance changes discussed above, some of the provisions of the Dodd-Frank Act we believe may affect us are set forth below.

Financial Stability Oversight Council. The Dodd-Frank Act creates the Financial Stability Oversight Council or “FSOC”, which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability.

Executive Compensation. The Dodd-Frank Act provides for a say on pay for shareholders of all public companies. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions. The SEC has indicated that it intends to issue these rules in the first half of 2012

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual meetings of shareholders information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions. The Dodd-Frank Act also provides that a company’s compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

Section 954 of the Dodd-Frank Act adds section 10D to the Exchange Act. Section 10D directs the SEC to adopt rules prohibiting a national securities exchange or association from listing a company unless it develops, implements, and discloses a policy regarding the recovery of executive compensation in certain circumstances. The policy must require that, in the event an accounting restatement due to material noncompliance with a financial reporting requirement under the federal securities laws, the company will recover from any current or former executive officer any incentive-based compensation (including stock options) received during the three year period preceding the date of the restatement, which is in excess of what would have been paid based on the restated financial statements. There is no requirement of wrongdoing by the executive, and the claw-back is mandatory and applies to all executive officers. Section 954 augments section 304 of the Sarbanes-Oxley Act of 2002 (“SOX”), which requires the CEO and CFO to return any bonus or other incentive or equity-based compensation received during the 12 months following the date of similarly inaccurate financial statements, as well as any profit received from the sale of employer securities during the period, if the restatement was due to misconduct. Unlike section 304, under which only the SEC may seek recoupment, the Dodd-Frank Act requires the company to seek the return of compensation. The SEC currently intends to issue proposed rules under Section 954 in the first half of 2012.

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

Corporate Governance. The Dodd-Frank Act clarifies that the SEC may, but is not required to promulgate rules that would require that a company’s proxy materials include a nominee for the board of directors submitted by a shareholder.

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

Additionally, the Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The SEC has been charged with adopting various rules in this regard, and the federal regulators have proposed rules to implement the Act’s requirement to delete references to rating agency ratings for various purposes, including “investment securities,” which are permissible bank investments.

Consumer Issues. The Dodd-Frank Act created the “CFPB” that has the authority to implement regulations pursuant to numerous consumer protection laws and will have supervisory authority, including the power to conduct examination and take enforcement actions, with respect to depository institutions with more than $10 billion in consolidated assets. The federal bank regulators will examine and enforce compliance with the CFPB’s rules for institutions with $10 billion or fewer assets. The CFPB will also have new authority, among other things, to declare acts “unfair, deceptive or abusive” and to require certain consumer disclosures. The Act limits federal pre-emption of state consumer protection laws, and allows state enforcement of federal consumer protection rules.

Debit Card Interchange Fees. The Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The FRB has established standards for assessing whether interchange fees are reasonable and proportional.

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

Numerous actions by the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and other governmental authorities have been taken to address the liquidity and credit crisis that commenced in 2007. These measures include various laws regulations and other actions, including, but not limited to, those described under “Supervision and Regulation.”

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

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama have not been as adversely affected as various other areas of the country. Although declines in the housing market appear to be stabilizing over the past year, the declines in home prices and high levels of foreclosures, unemployment and under-employment since 2007, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by various financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit have led to increased levels of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity, although signs of stabilization and some recovery are beginning to evolve. Failures have increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions. We believe the following, among other things, may affect us in 2012:

•

We expect to face further increased regulation of our industry as a result of the Dodd-Frank Act and other initiatives by the U.S. government. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities.

•

Market developments, including employment and price levels, as well as personal income, may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

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

•

Our ability to borrow from and engage in other business with other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including, among other things, deteriorating investor expectations and changes in regulations.

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

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2011, the amortized cost of the Bank’s investments in FHLB common stock, individual issuer trust preferred securities of financial institutions, and pooled trust preferred securities of other financial institutions was approximately $4.4 million, $1.9 million, and $0.2 million, respectively. In 2009, Silverton Bank, N.A., one of our correspondent banks, failed, which had a material adverse effect on our 2009 results of operations. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2011, our nonaccrual loans totaled $10.4 million, or 2.8% of total loans. In addition, we had approximately $7.9 million of other real estate owned (“OREO”) at December 31, 2011. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

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

The Lee County Association of Realtors (“LCAR”) reported that the average median residential home price in Lee County, Alabama for the quarter ended December 31, 2011 was $139,461, a decrease of 24.2% from the same quarter a year earlier. The number of homes sold during the quarter ended December 31, 2011 increased by 30.8% from the same quarter a year ago. LCAR also reported that residential inventory at December 31, 2011 was 1,047 homes, a decrease of 16.1% from a year earlier. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and current levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates charged on mortgage loans have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac, and VHA loans. These trends could continue. Continued declines in real estate values, or low home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or our results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected. Fannie Mae and Freddie Mac, the largest purchasers of residential mortgage loans remain in federal conservatorship and the timing and effects of their resolution cannot be predicted.

Weaknesses in real estate markets may adversely affect the length of time required to dispose of, and the values realized from the sale of our OREO. We have no control over the sale of other real estate owned where the FDIC has the controlling interest as a result of the FDIC receivership of Silverton Bank.

Our concentration of commercial real estate loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.

Commercial real estate or CRE is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 53.9 % of our portfolio in CRE loans, as defined by the Federal Reserve, at year-end 2011 compared to 56.4 % at year-end 2010. The banking regulators continue to give CRE lending greater scrutiny, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Continued low demand for CRE, reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

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

On February 9, 2012, the DOJ and various state attorneys general announced a $25 billion agreement with the nation’s five largest mortgage servicers to address mortgage loan servicing and foreclosure abuses. While we were not a party to the settlement or a subject of the joint governmental investigation, we cannot be assured that the settlement may ultimately affect mortgage servicing standards generally, which could increase compliance and other costs of servicing residential mortgage loans. This could reduce our income from servicing these types of loans and make it more difficult and costly to timely realize the value of collateral securing such loans upon a borrower default.

Costs of insuring our deposits remain high.

FDIC insurance premiums increased substantially beginning in 2009 and we expect to pay significantly higher FDIC insurance premiums and guarantee fees in the future. Market developments have significantly depleted the FDIC’s DIF and reduced the FDIC’s ratio of reserves to insured deposits. The FDIC has also required all FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which we paid on December 30, 2009, and has implemented a new risk-based assessment system upon all liabilities (not just insured deposits) and increased the DIF’s designated reserve ratio, as described more fully under “Supervision and Regulation – FDIC Insurance Assessments.”

We have experienced high levels of market volatility.

The capital and credit markets have experienced volatility and disruption since 2007. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. Although market disruptions and volatility appear more stable currently, there can be no assurance that we will not experience future market conditions and volatility, which may have material adverse effects on our ability to access capital and on our business, financial condition (including liquidity) and results of operations.

Our ability to realize our deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009. As of December 31, 2011, we had net deferred tax assets of $2.4 million after we recorded $0.5 million of valuation allowance based on management’s estimation of the likelihood of those deferred tax assets being realized. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities.

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

The Federal Reserve has taken aggressive actions to reduce interest rates generally, and the federal government continues large deficit spending. Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. See “Fiscal and Monetary Policy”.

The Federal Reserve has acknowledged the possibility of further recession and deflation. Should this occur, the financial services industry and our business could be adversely affected.

The recovery of the U.S. economy continues to progress slowly; consumer confidence remains low, unemployment remains high at 8.5 % for December 2011, and the housing market remains an important downside risk, and prices may continue at current low levels or fall further. Given the concerns about the U.S. economy, U.S. employers continue to approach hiring with caution, and as a result unemployment may continue at high levels. Monetary and fiscal policy measures, including the two-year extension of the existing federal personal income tax rates through 2012, may adversely affect the recovery, return unemployment to lower levels, and promote long-term stability in the financial markets. Any shift from fiscal stimulus efforts to fiscal restraint and higher income and other taxes to reduce government deficits could adversely affect the economy and cause instability in the financial markets. Various governments in Europe have announced budget reductions and/or austerity measures as a means to limit fiscal budget deficits as a result of the economic crisis. Additionally, many state and local governments in the U.S. have also implemented budget reductions. Such economic factors could affect us in a variety of substantial and unpredictable ways, as well as affect our borrowers’ ability and willingness to meet their repayment obligations. These factors could have a material adverse effect on our results of operation and financial condition, liquidity and earnings.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies, as well as expectations of these rates and policies. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets, have declined. Declining interest rates reflect efforts by the Federal Reserve to stimulate the economy, but such efforts may not be effective, and otherwise adversely affect our net interest margin and thus may negatively affect our results of operations and financial condition, liquidity and earnings.

Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans and the value of collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our net interest margin.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a source of liquidity. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to issue and sell debt securities, and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets, as well as the financial condition, liquidity and profitability of the financial institutions we deal with.

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

We and the Bank must meet regulatory capital requirements and maintain sufficient liquidity, including liquidity at the Company, as well as the Bank. If we fail to meet these capital and other regulatory requirements, including more rigorous requirements arising from our regulators implementation of Basel III, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on common stock, our ability to make acquisitions, and we would no longer meet the requirements for becoming a financial holding company.

The Dodd-Frank Act restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies.

Under the Dodd-Frank Act, banks and thrift holding companies with assets of less than $15 billion as of December 31, 2009 will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital, only bank holding companies with assets of less than $500 million will be permitted to continue to issue trust preferred securities and have them count as Tier 1 capital. Accordingly, should we determine it is advisable, or should our regulators require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital, we would not be able to issue additional trust preferred securities, and would instead have to issue preferred stock or common equity. To the extent we issue new equity, it could result in dilution to our shareholders. To the extent we issue preferred stock, dividends on the preferred stock, unlike distributions paid on trust preferred securities, would not be tax deductible.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.

We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future under currently effective rules. We may, however, need to raise additional capital to support our growth or currently unanticipated losses, or to meet the needs of our communities, resulting from failures or cutbacks by our competitors, and new capital rules being considered, including Basel III. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are currently disrupted and limited by events outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

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

While we seek continued organic growth, we also may consider the acquisition of other businesses. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests, and regulatory approvals could contain conditions that reduce the anticipated benefits of any transaction. Among other things, our regulators consider our capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

Our information systems may experience a interruption or security breach.

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could affect our customers’ privacy and our customer relationships, generally. While we have policies and procedures designed to prevent or limit the effect of the possible failure interruption, “cyber-attack”, or security breaches will not occur or, if they do occur, that they will be adequately addressed. In addition to the immediate costs of any failure, interruption or security breach, including those at our third-party service providers, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes and tornados, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

A limited trading market exists for our common shares, which could lead to price volatility.

Your ability to sell or purchase common shares depends upon the existence of an active trading market for our common stock. Although our common stock is quoted on the Nasdaq Global Market, the volume of trades on any given day has been limited historically. As a result, you may be unable to sell or purchase shares of our common stock at the volume, price and time that you desire. Additionally, a fair valuation of the purchase or sales price of our common stock also depends upon an active trading market, and thus the price you receive for a thinly-traded stock such as common stock, may not reflect its true value. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and ten full-service branches. The Bank also operates loan production offices in Montgomery and Phenix City, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office building has paved parking for 84 vehicles. The main office offers the full line of the Bank’s services and has two ATMs, including one walk-up ATM and one drive-through ATM. The Bank leases a drive-in facility located directly across the street from its main office. This drive-in facility has five drive-through lanes and a walk-up window.

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

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles south of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2009, the Bank’s land lease renewed for another three year term.This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

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

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2011, the Bank renewed its lease for another year.

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

In September 2011, the Bank opened a loan production office in Montgomery, Alabama, about 50 miles west of Auburn, Alabama. The Bank’s lease agreement will expire in two years.

In December 2011, the Bank opened a branch located on Fob James Drive in Valley, Alabama, about 30 miles northeast of Auburn, Alabama. This branch is owned by the Bank and has approximately 5,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and a drive-up ATM. This branch offers parking for approximately 35 vehicles. Prior to December 2011, the Bank leased office space for a loan production office in Valley, Alabama. The loan production office was originally opened in September 2004.

In addition, the Bank owns a commercial office building, the AuburnBank Center (the “Center”), which is located next to the Bank’s main office. The Center has approximately 23,000 square feet of space and the Bank occupies approximately 80% of the building’s leasable square footage. The remaining leasable space is rented to outside third parties. The Bank’s mortgage division, data processing activities, as well as other operations, are located in the Center. The parking lot provides parking for approximately 120 vehicles.

The Bank also owns several parcels of land adjoining the main office and the Center. In 2012, the Bank plans to remove any unoccupied buildings located on these tracts in order to consolidate its main campus and build a new drive-through facility to replace the location it currently leases.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 9, 2012, there were approximately 3,642,738 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 416 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2011
First Quarter	$20.37	$19.51	$0.20
Second Quarter	19.91	19.40	0.20
Third Quarter	19.70	19.10	0.20
Fourth Quarter	19.65	18.52	0.20

2010
First Quarter	$21.93	$ 17.61	$0.195
Second Quarter	20.42	17.04	0.195
Third Quarter	22.00	18.08	0.195
Fourth Quarter	22.00	19.50	0.195

(1) The price information represents actual transactions.

The Company has paid cash dividends on its capital stock since 1985. Prior to this time, the Bank paid cash dividends since its organization in 1907, except during the Depression years of 1932 and 1933. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The amount and frequency of cash dividends will be determined in the judgment of the Board based upon a number of factors, including the Company’s earnings, financial condition, capital requirements and other relevant factors. The Board currently intends to continue its present dividend policies.

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

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2006 to December 31, 2011, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2006). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Auburn National Bancorporation, Inc.	100.00	78.02	73.81	74.77	79.29	76.23
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Southeast Bank	100.00	75.33	30.50	30.62	29.73	17.39

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Under the Plans or Programs
October 1 – October 31, 2011	––	––	––	––
November 1 – November 30, 2011	––	––	––	––
December 1 – December 31, 2011	––	––	––	––
Total	––	––	––	––

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

ITEM 6.	SELECTED FINANCIAL DATA

See Table 2 “Selected Financial Data” and general discussion in Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2011 and 2010 and our results of operations for the years ended December 31, 2011, 2010, and 2009. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported stockholders’ equity or net earnings during the periods involved.

OVERVIEW

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro, Notasulga and Valley, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Loan production offices are located in Montgomery and Phenix City, Alabama.

Summary of Results of Operations

	Year ended December 31
(Dollars in thousands, except per share amounts)	2011	2010	2009

Net interest income (a)	$20,944	$20,664	$20,448
Less: tax-equivalent adjustment	1,719	1,765	1,633

Net interest income (GAAP)	19,225	18,899	18,815
Noninterest income	5,177	6,718	2,433

Total revenue	24,402	25,617	21,248
Provision for loan losses	2,450	3,580	5,250
Noninterest expense	16,357	15,893	13,934
Income tax expense (benefit)	57	798	(340)

Net earnings	$5,538	$5,346	$2,404

Basic and diluted earnings per share	$1.52	$1.47	$0.66

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $5.5 million, or $1.52 per share, for the full year 2011, compared to $5.3 million, or $1.47 per share, for the full year 2010.

Tax-equivalent net interest income increased 1% in 2011 from 2010 as improvement in the Company’s net interest margin offset a decrease in average total interest earning assets in 2011 compared to 2010. Average total interest earning assets decreased 2% in 2011 when compared to 2010 as cash proceeds from securities sold, called, and matured in 2011 were used to reduce the level of wholesale funding (such as brokered certificates of deposit and Federal Home Loan Bank advances) on our balance sheet. Average loans decreased slightly in 2011 compared to 2010 due to weak loan demand and a challenging economic environment. Average loans were $373.9 million in 2011, a decrease of 1%, compared to 2010.

In 2011, the Company’s net charge-off ratio was 0.86%, compared to 0.64% in 2010. The provision for loan losses was $2.5 million for 2011, compared to $3.6 million in 2010. Despite the increase in net charge-offs during 2011, the provision for loan losses decreased during 2011 primarily due to the reduced level of allowance for loan losses related to the construction and land development loan portfolio segment. The decline in the allowance for loan losses was due to declines in total construction and land development loans outstanding as well as a decline in adversely risk-graded construction and land development loans.

Noninterest income was $5.2 million in 2011, compared to $6.7 million in 2010. The decrease in noninterest income was primarily due to a decrease in mortgage lending income of $0.6 million, a decrease in net securities gains of $0.5 million, and an increase in losses related to affordable housing investments of $0.3 million.

Noninterest expense was $16.4 million in 2011, compared to $15.9 million in 2010. The increase in noninterest expense was primarily due to an increase in salaries and benefits expense of $0.8 million and an increase in net expenses related to OREO of $0.6 million. These increases were partially offset by a decrease in FDIC and other regulatory assessments of $0.3 million and a decrease in prepayment penalties on long-term debt of $0.7 million.

Income tax expense for 2011 was $0.1 million, compared to $0.8 million in 2010. The Company’s effective income tax rate was 1.02% in 2011, compared to 12.99% in 2010. The decrease in the Company’s effective tax rate during 2011 compared to 2010 was due to a decline in the level of earnings before taxes and an increase in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which increased in 2011.

In 2011, the Company paid cash dividends of $2.9 million, or $0.80 per share. The Company remains well capitalized under current regulatory guidelines with a total risk-based capital ratio of 16.66%, a tier one risk-based capital ratio of 15.40%, and a tier one leverage capital ratio of 8.82% at December 31, 2011.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting principles, or GAAP, and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, our assessment of other-than-temporary impairment, recurring and non-recurring fair value measurements, valuation of OREO, and the valuation of deferred tax assets, were critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2011 and 2010, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company constantly re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at December 31, 2011, compared to an unallocated amount of $0.1 million, or 1.4% of the total allowance, at December 31, 2010. During 2010, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to September 30, 2010, the Company calculated average losses by loan segment using a rolling 12 quarter historical period. In order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses by loan segment using a rolling 6 quarter historical period beginning with the quarter ended September 30, 2010. Correspondingly, the Company reduced the level of adjustments made to historical losses for “qualitative and environmental factors” since the updated historical losses are more representative of current economic conditions.

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

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell the debt security, (2) it is more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more likely than not that that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings, as a realized loss in securities gains (losses), and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

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

Fair Value Determination

GAAP requires management to value and present at fair value certain of the Company’s assets and liabilities, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 17, Fair Value Disclosures, of the consolidated financial statements that accompany this report.

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

Other Real Estate Owned

OREO consists of properties obtained through foreclosure or in satisfaction of loans, is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal realized at the time of disposal are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced during 2011 and 2010. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the we will realize the benefits of these deductible differences at December 31, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the future periods are reduced.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2011		2010		2009
	Average	Yield/	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Loans and loans held for sale	$376,000	5.67%	$380,552	5.73%	$380,434	5.75%
Securities - taxable	223,638	2.69%	246,610	3.33%	269,266	4.37%
Securities - tax-exempt	79,329	6.37%	81,256	6.39%	74,794	6.42%

Total securities	302,967	3.65%	327,866	4.09%	344,060	4.82%
Federal funds sold	28,905	0.19%	13,984	0.21%	10,138	0.23%
Interest bearing bank deposits	1,394	0.05%	1,076	0.09%	1,135	0.09%

Total interest-earning assets	709,266	4.57%	723,478	4.87%	735,767	5.23%

Deposits:
NOW	90,565	0.58%	88,070	0.69%	90,794	0.95%
Savings and money market	138,428	0.72%	117,725	1.04%	93,484	1.13%
Certificates of deposits less than $100,000	114,490	1.95%	113,912	2.42%	112,894	3.32%
Certificates of deposits and other time deposits of $100,000 or more	181,242	2.38%	197,387	2.76%	221,028	3.39%

Total interest-bearing deposits	524,725	1.54%	517,094	1.94%	518,200	2.54%
Short-term borrowings	2,423	0.50%	3,530	0.65%	10,790	0.51%
Long-term debt	86,899	3.91%	112,312	4.02%	120,248	4.01%

Total interest-bearing liabilities	614,047	1.87%	632,936	2.30%	649,238	2.78%

Net interest income and margin (a)	$20,944	2.95%	$20,664	2.86%	$20,448	2.78%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

2011 vs. 2010 comparison

Tax-equivalent net interest income increased 1% in 2011 from 2010 as improvement in the Company’s net interest margin offset a decrease in total interest earning assets.

The tax-equivalent yield on total interest earning assets decreased 30 basis points in 2011 from 2010 to 4.57%. This decrease was primarily due to a decline of 64 basis points in the yield on taxable securities to 2.69%.

The cost of total interest-bearing liabilities decreased 43 basis points in 2011 from 2010, to 1.87%. This decrease was primarily due to a 40 basis point decrease in the cost of total interest-bearing deposits to 1.54%.

2010 vs. 2009 comparison

Tax-equivalent net interest income increased 1% in 2010 from 2009 as improvement in the Company’s net interest margin offset the decrease in total interest earning assets.

The tax-equivalent yield on total interest earning assets decreased 36 basis points in 2010 from 2009 to 4.87%. The decrease was mainly due to a decline of 104 basis points in the yield on taxable securities to 3.33%.

The cost of total interest-bearing liabilities decreased 48 basis points in 2010 from 2009, to 2.30%. This decrease was primarily due to a 60 basis point decrease in the cost of total interest-bearing deposits to 1.94%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $2.5 million, $3.6 million, and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The provision for loan losses decreased in 2011 compared to 2010 due to a decline in the level of allowance for loan losses related to the construction and land development portfolio segment. The decline in the allowance for loan losses was due to declines in total construction and development loans outstanding as well as a decline in adversely risk-graded construction and land development loans. The provision for losses declined in 2010 when compared to 2009 due to a decline in net charge-offs and nonperforming loan inflows. Also, the provision for loan losses in 2009 was impacted by $2.8 million in impairments related to the deterioration of two construction and land development loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans decreased to 1.87% at December 31, 2011 from 2.05% at December 31, 2010. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2011. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. There exist factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions which may negatively impact, materially, our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2011	2010	2009

Service charges on deposit accounts	$1,167	$1,280	$ 1,243
Mortgage lending	1,922	2,494	3,349
Bank-owned life insurance	460	452	424
Affordable housing investment losses	(646)	(323)	(228)
Securities gains (losses), net	878	1,423	(3,703)
Other	1,396	1,392	1,348

Total noninterest income	$5,177	$6,718	$2,433

The Company’s income from mortgage lending is primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans, which are netted against the commission expense associated with these originations. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either release or retain the associated mortgage servicing rights (“MSRs”) when the loan is sold.

MSRs are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Servicing fee income is reported net of any related amortization expense.

MSRs are also evaluated for impairment periodically. Impairment is determined by grouping MSRs by common predominant characteristics, such as interest rate and loan type. If the aggregate carrying amount of a particular group of MSRs exceeds the group’s aggregate fair value, a valuation reserve for that group is established. The valuation reserve is adjusted as the fair value changes. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs. Despite an increase in the balance of loans serviced by the Company in 2011, the fair value of the Company’s MSRs decreased due to a decline in mortgage interest rates. As a result, the Company established a valuation reserve of $117,000 at December 31, 2011, compared to none at December 31, 2010.

The following table presents a breakdown of the Company’s mortgage lending income for 2011, 2010 and 2009.

	Year ended December 31
(Dollars in thousands)	2011	2010	2009

Origination income, net	$1,680	$2,143	$ 3,002
Servicing fees, net	359	351	347
Increase in MSR valuation allowance	(117)	—	—

Total mortgage lending income	$1,922	$2,494	$3,349

2011 vs. 2010 comparison

Service charges on deposit accounts were $1.2 million in 2011, compared to $1.3 million in 2010. The decrease is primarily due to a decline in insufficient funds charges, reflecting changes in customer behavior and spending patterns.

Mortgage lending income was $1.9 million in 2011, compared to $2.5 million in 2010. A decline in the level of mortgage refinance activity during 2011 when compared to the levels experienced during 2010 contributed to the decrease in mortgage lending income. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to origination and sale of new mortgage loans.

Losses related to affordable housing partnership investments were $0.6 million in 2011, compared to $0.3 million in 2010. The increase in losses on affordable housing partnership investments was primarily due to the Company’s increased total investment in these projects in 2011. While the losses incurred by the partnerships are recognized in pre-tax earnings, these investments are designed to generate a return primarily through the realization of federal tax credits. As a result, these investments have significantly reduced the Company’s income tax expense during 2011 when compared to 2010. In January of 2012, the Company sold its interests in three affordable housing partnership investments. The Company will recognize a pre-tax gain on sale of $3.2 million related to these investments in 2012. Accordingly, the Company expects it will not incur any losses related to affordable housing partnership investments subsequent to the sale. In addition, the Company does not expect to receive any federal tax credits related to affordable housing partnership investments in 2012.

The net gain on securities was $0.9 million in 2011, compared to a net gain of $1.4 million in 2010. Gross realized gains of $1.7 million in 2011 were reduced by gross realized losses of $0.5 million and other-than-temporary impairment charges of $0.3 million related to trust preferred securities. Gross realized gains of $3.5 million in 2010 were primarily reduced by approximately $2.0 million in other-than-temporary impairment charges related to trust preferred securities and corporate debt securities.

2010 vs. 2009 comparison

Service charges on deposit accounts were $1.3 million in 2010, compared to $1.2 million in 2009. The increase was primarily due to increased insufficient funds charges, reflecting changes in customer behavior and spending patterns.

Mortgage lending income was $2.5 million in 2010, compared to $3.3 million in 2009. A significant decline in the level of mortgage refinance activity during 2010 when compared to the record levels experienced during 2009 contributed to the decrease in mortgage lending income. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to origination and sale of new mortgage loans.

Losses related to affordable housing partnership investments were $0.3 million in 2010, compared to $0.2 million in 2009. The increase in losses on affordable housing partnership investments was primarily due to the Company’s increased total investment in these projects. While the losses incurred by the partnerships are recognized in pre-tax earnings, these investments are designed to generate a return primarily through the realization of federal tax credits.

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

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2011	2010	2009

Salaries and benefits	$8,167	$7,402	$7,120
Net occupancy and equipment	1,404	1,450	1,500
Professional fees	735	702	799
FDIC and other regulatory assessments	792	1,092	1,322
Other real estate owned, net	2,007	1,378	43
Prepayment penalty on long-term debt	—	679	—
Other	3,252	3,190	3,150

Total noninterest expense	$16,357	$15,893	$13,934

2011 vs. 2010 comparison

Salaries and benefits expense was $8.2 million in 2011, compared to $7.4 million in 2010. The increase in 2011 when compared to 2010 was primarily due to increased costs related to salaries, bonus compensation, and group medical insurance. No cash bonuses were accrued for Company or Bank officers in 2010.

FDIC and other regulatory assessments expense was $0.8 million in 2011, compared to $1.1 million in 2010. The decrease in 2011 when compared to 2010 was primarily due to the FDIC redefining the deposit insurance assessment base effective April 1, 2011. Most FDIC insured institutions with less than $10 billion in assets experienced a reduction in their FDIC deposit insurance assessments during 2011.

Other real estate owned expense, net was $2.0 million in 2011, compared to $1.4 million in 2010. Approximately $2.0 million and $1.3 million of other real estate owned expense, net, in 2011 and 2010, respectively, related to realized holding losses due to reduced valuations of certain OREO properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in other real estate owned expense, net. Also, the Company will continue to incur expenses associated with maintenance costs and property taxes associated with these assets. In 2011, rental income on OREO properties largely offset these costs.

The Company incurred no prepayment penalties on long-term debt in 2011, compared to $0.7 million in 2010. In 2010, the Company repaid $10.0 million of securities sold under agreements to repurchase prior to their maturity that had been included in long-term debt. In January 2012, the Company repaid $38.0 million of FHLB advances with a weighted average rate of 4.26% and a weighted average duration of 2.6 years. Accordingly, the Company will incur approximately $3.7 million in prepayment penalties on long-term debt in 2012 related to the repayment of these FHLB advances.

2010 vs. 2009 comparison

Salaries and benefits expense was $7.4 million in 2010, compared to $7.1 million in 2009. The increase in 2010 when compared to 2009 was primarily due to increased salaries expense and group medical insurance costs. No cash bonuses were accrued for Company or Bank officers in 2010 or 2009.

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

Prepayment penalties on long-term debt were approximately $0.7 million during 2010 compared to nil during 2009. As part of its strategy to reduce wholesale funding and interest expense, the Company repaid $10.0 million of securities sold under agreements to repurchase prior to their maturity that had been included in long-term debt during 2010.

Income Tax Expense

2011 vs. 2010 comparison

In 2011, the Company recorded income tax expense of $0.1 million, compared to $0.8 million in 2010. The effective income tax rate was 1.02% in 2011, compared to 12.99% in 2010. The decrease in income tax expense and the effective tax rate from 2010 to 2011 was primarily due to a decrease in the level of earnings before taxes and an increase in federal tax credits related to the Company’s increased investments in affordable housing limited partnerships in 2011. In January of 2012, the Company sold its interests in three affordable housing partnership investments. Accordingly, the Company expects that income tax expense will increase in 2012 when compared to 2011 since the Company currently does not expect to receive any federal tax credits related to affordable housing partnership investments in 2012.

2010 vs. 2009 comparison

In 2010, the Company recorded income tax expense of $0.8 million, compared to an income tax benefit of $0.3 million in 2009. This change was primarily due to an increase in the level of earnings before taxes. The effective income tax rate was 12.99% in 2010, compared to an effective income tax benefit rate of 16.47% in 2009. The increase in the effective tax rate from 2009 to 2010 was primarily due to a 198% increase in earnings before taxes. Also reflected in the Company’s effective income tax benefit rate for 2009 was a change in valuation allowance of $0.5 million related to nondeductible capital losses and an income tax benefit of $0.3 million related to the correction of an accounting error in prior periods. Information concerning the correction of an accounting error is included in Note 1 to the Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $299.6 million and $315.2 million as of December 31, 2011 and 2010, respectively. The decrease from December 31, 2010 primarily reflects management’s decision to utilize a portion of the cash proceeds from securities sold, called, and matured during 2011 to reduce the level of wholesale funding (such as brokered certificates of deposit and FHLB advances) on our balance sheet. Unrealized net gains on securities available-for-sale were $6.7 million as of December 31, 2011 compared to unrealized net losses of $3.5 million as of December 31, 2010. The change in net unrealized gains (losses) of $10.2 million from December 31, 2010 was primarily due to changes in interest rates and a narrowing of credit spreads on securities of U.S. states and political subdivisions during 2011. The average tax-equivalent yields earned on total securities were 3.65% in 2011 and 4.09% in 2010.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2011 according to contractual maturity. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or prepaid with or without penalty.

		December 31, 2011
(Dollars in thousands)		1 year or less	1 to 5 years	5 to 10 years	After 10 years	Total Fair Value

Agency obligations	$	—	—	5,013	46,072	51,085
Agency RMBS		—	—	14,935	149,863	164,798
State and political subdivisions		—	414	17,761	63,538	81,713
Trust preferred securities		—	—	—	1,986	1,986

Total available-for-sale	$	—	414	37,709	261,459	299,582

Weighted average yield:
Agency obligations		—	—	1.25%	2.22%	2.12%
Agency RMBS		—	—	1.41%	2.56%	2.45%
State and political subdivisions		—	3.74%	4.05%	4.22%	4.18%
Trust preferred securities		—	—	—	4.64%	4.64%

Total available-for-sale		—	3.74%	2.63%	2.91%	2.88%

Loans
	December 31
(In thousands)	2011	2010	2009	2008	2007

Commercial and industrial	$54,988	53,288	53,884	53,883	50,797
Construction and land development	39,814	47,850	56,820	67,420	45,724
Commercial real estate	162,435	166,241	156,928	132,818	120,789
Residential real estate	101,725	96,241	97,407	102,835	93,888
Consumer installment	11,454	10,676	11,236	12,463	11,525

Total loans	370,416	374,296	376,275	369,419	322,723
Less: unearned income	(153)	(81)	(172)	(257)	(312)

Loans, net of unearned income	$370,263	374,215	376,103	369,162	322,411

Total loans, net of unearned income, were $370.3 million as of December 31, 2011, a decrease of $3.9 million, or 1%, from $374.2 million at December 31, 2010. The loan portfolio decreased slightly in 2011 as new loans were unable to offset the impact of pay-downs, charge-offs, foreclosures and other problem loan resolutions. In particular, construction and land development loans decreased by $8.0 million, or 17%, in 2011. Four loan categories represented the majority of the loan portfolio as December 31, 2011: commercial real estate mortgage loans (44%), residential real estate mortgage loans (27%), commercial and industrial loans (15%) and construction and land development loans (11%).

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $23.9 million, or 6%, and $24.3 million, or 6%, of total loans, net of unearned income at December 31, 2011 and 2010, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $1.8 million and $4.1 million required interest-only payments at December 31, 2011 and 2010, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $3.8 million and $7.2 million as of December 31, 2011 and 2010, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures as described in “CRITICAL ACCOUNTING POLICIES.”

The average yield earned on loans and loans held for sale was 5.67% in 2011 and 5.73% in 2010.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank; or 20% of the capital accounts if loans in excess of 10% are fully secured, which would approximate $14.6 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $13.2 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2011, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at December 31, 2011 (and related balances at December 31, 2010).

	December 31
(In thousands)	2011	2010

Lessors of 1-4 family residential properties	$43,767	38,679
Office buildings	20,004	24,185

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management deems appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2011 and 2010, respectively, the allowance for loan losses was $6.9 million and $7.7 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2011 is presented below.

	Year ended December 31

(Dollars in thousands)	2011	2010	2009	2008	2007

Allowance for loan losses:
Balance at beginning of period	$7,676	6,495	4,398	4,105	4,044
Charge-offs:
Commercial and industrial	(679)	(537)	(495)	(454)	(62)
Construction and land development	(1,758)	(1,487)	(2,088)	—	—
Commercial real estate	(422)	—	—	—	—
Residential real estate	(533)	(552)	(704)	(153)	(143)
Consumer installment	(21)	(111)	(61)	(98)	(45)

Total charge-offs	(3,413)	(2,687)	(3,348)	(705)	(250)
Recoveries:
Commercial and industrial	34	63	47	102	14
Construction and land development	2	54	50	—	—
Commercial real estate	—	—	—	—	69
Residential real estate	155	151	92	6	199
Consumer installment	15	20	6	20	6

Total recoveries	206	288	195	128	288
Net (charge-offs) recoveries	(3,207)	(2,399)	(3,153)	(577)	38
Provision for loan losses	2,450	3,580	5,250	870	23

Ending balance	$6,919	7,676	6,495	4,398	4,105

as a % of loans	1.87%	2.05	1.73	1.19	1.27
as a % of nonperforming loans	67%	65	69	99	918
Net charge-offs as a % of average loans	0.86%	0.64	0.84	0.17	(0.01)

As noted in the Company’s critical accounting policies, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.87% at December 31, 2011, compared to 2.05% at December 31, 2010. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs were $3.2 million, or 0.86% of average loans, in 2011, compared to net charge-offs of $2.4 million, or 0.84%, in 2010. In both 2011 and 2010, net charge-offs were affected by a few individually significant charge-offs. In 2011, the Company charged off $1.9 million related to one borrowing relationship and approximately $0.6 million related to two A/B note restructurings. In 2010, the Company charged off $1.3 million related to one construction and land development loan.

At December 31, 2011 and 2010, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 67% and 65%, respectively.

At December 31, 2011, the Company’s recorded investment in loans considered impaired was $11.0 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.2 million. At December 31, 2010, the Company’s recorded investment in loans considered impaired was $11.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.3 million.

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2011 the Company had $18.3 million in nonperforming assets compared to $20.0 million at December 31, 2010. Included in nonperforming assets were nonperforming loans of $10.4 million and $11.8 million at December 31, 2011 and 2010, respectively. Nonperforming assets decreased during 2011 due to continued efforts by management to reduce or resolve problem assets. The majority of the balance in nonperforming assets at December 31, 2011 related to deterioration in the construction and land development loan portfolio.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31

(In thousands)	2011	2010	2009	2008	2007

Nonperforming assets:
Nonaccrual loans	$10,354	11,833	9,352	4,431	447
Other real estate owned	7,898	8,125	7,292	324	98

Total nonperforming assets	$18,252	19,958	16,644	4,755	545

as a % of loans and foreclosed properties	4.83%	5.22	4.34	1.29	0.17
as a % of total assets	2.35%	2.61	2.15	0.64	0.08
Nonperforming loans as a % of total loans	2.80%	3.16	2.49	1.20	0.14
Accruing loans 90 days or more past due	$—	—	5	104	4

LCAR reported that the average median residential home price in Lee County, Alabama for the quarter ended December 31, 2011 was $139,461, a decrease of 24.2% from the same quarter a year earlier. Although residential home prices declined, this appears to have had a positive impact on sales activity. The number of homes sold during the quarter ended December 31, 2011 increased by 30.8% from the same quarter a year ago. LCAR also reported that residential inventory at December 31, 2011 was 1,047 homes, a decrease of 16.1% from a year earlier. Continued weakness in the residential real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets. For additional discussion of this risk, see Part I “Item 1A. Risk Factors”.

The table below provides information concerning the composition of nonaccrual loans at December 31, 2011 and 2010, respectively.

	December 31

(In thousands)	2011	2010

Nonaccrual loans:
Commercial and industrial	$76	521
Construction and land development	5,095	4,102
Commercial real estate	3,457	4,735
Residential real estate	1,726	2,474
Consumer installment	—	1

Total nonaccrual loans / nonperfoming loans	$10,354	11,833

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2011, the Company had $10.4 million in loans on nonaccrual, compared to $11.8 million at December 31, 2010.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2011, the Company had $1.1 million in accruing TDRs. At December 31, 2010, the Company had no accruing TDRs.

At December 31, 2011 and 2010, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of OREO at December 31, 2011 and 2010, respectively.

	December 31
(In thousands)	2011	2010

Other real estate owned:
Commercial:
Building	$615	—
Developed lots	1,325	—
Residential:
Condominiums	3,663	5,494
New construction	97	369
Developed lots	141	136
Undeveloped land	1,401	1,746
Other	656	380

Total other real estate owned	$7,898	8,125

The Company owned $7.9 million in other real estate at December 31, 2011, which we had acquired from borrowers, compared to $8.1 million at December 31, 2010. OREO primarily relates to four properties with a total carrying value of $6.3 million at December 31, 2011. One of the properties, with a carrying value of $2.3 million at December 31, 2011, is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on the condominium project on the Florida Gulf Coast from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in OREO. Following Silverton Bank’s failure on May 1, 2010, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as a FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. Based upon the latest information available to us, including appraisals, current unit sales, and comparable sales, we believe that the fair value of the Company’s interest in these properties, less selling costs, is greater than or equal to the Company’s recorded investment. During 2011, the Company learned that the FDIC approved a bulk sale of the condominiums and club amenities, which may speed the disposition of this property.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. Potential problem loans, which are not included in nonperforming assets, amounted to $18.5 million, or 5.0% of total loans at December 31, 2011, compared to $13.2 million, or 3.5% of total loans outstanding, net of unearned income at December 31, 2010. Continued weakness in the overall economy has adversely affected the Company’s volume of potential problem loans, and these economic conditions are expected to persist for the foreseeable future.

The table below provides information concerning the composition of potential problem loans at December 31, 2011 and 2010, respectively.

	December 31
(In thousands)	2011	2010

Potential problem loans:
Commercial and industrial	$719	413
Construction and land development	1,080	1,075
Commercial real estate	9,278	5,016
Residential real estate	7,311	6,600
Consumer installment	128	116

Total potential problem loans	$18,516	13,220

At December 31, 2011, approximately $1.0 million or 4.4% of total potential problem loans were past due at least 30 but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2011 and 2010, respectively.

	December 31
(In thousands)	2011	2010

Performing loans past due 30 to 89 days:
Commercial and industrial	$1,191	124
Construction and land development	317	201
Commercial real estate	—	—
Residential real estate	1,245	2,986
Consumer installment	57	29

Total performing loans past due 30 to 89 days	$2,810	3,340

Deposits
	December 31
(Dollars in thousands)	2011	2010

Noninterest bearing demand	$106,276	87,660
NOW	88,438	82,817
Money market	113,077	107,193
Savings	30,400	23,344
Certificates of deposit under $100,0000	112,178	115,836
Certificates of deposit and other time deposits of $100,000 or more	144,284	148,616
Brokered certificates of deposit	24,899	41,661

Total deposits	$619,552	607,127

Total deposits were $619.6 million and $607.1 million at December 31, 2011 and 2010, respectively. The increase in total deposits of $12.4 million reflects changes in customer preferences for short-term instruments in a low interest rate environment. In addition, the growth in deposits during 2011 allowed the Company to reduce wholesale funding sources, including brokered certificates of deposit.

The average rates paid on total interest-bearing deposits were 1.54% in 2011 and 1.94% in 2010. Noninterest bearing deposits were 17% and 14% of total deposits as of December 31, 2011 and 2010, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase with an original maturity of one year or less, and other short-term borrowings. The Bank had available federal fund lines totaling $40.0 million with none outstanding at December 31, 2011, compared to $34.0 million with none outstanding at December 31, 2010. The Company has reviewed all available sources of liquidity and believes the current level of available federal funds lines is sufficient. Securities sold under agreements to repurchase totaled $2.8 million at December 31, 2011, compared to $2.7 million at December 31, 2010.

The average rates paid on short-term borrowings were 0.50% in 2011 and 0.65% in 2010. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the three-year period ended December 31, 2011 is included in “Note 10 to the Consolidated Financial Statements.”

Long-term debt included FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $63.1 million and $71.1 million in long-term FHLB advances at December 31, 2011 and 2010, respectively. The Bank had $15.0 million in securities sold under agreements to repurchase with an original maturity greater than one year December 31, 2011 and 2010. The Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at December 31, 2011 and 2010.

The average rates paid on long-term debt were 3.91% in 2011 and 4.02% in 2010.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $65.4 million and $56.4 million as of December 31, 2011 and 2010, respectively. The increase in 2011 was primarily due to net earnings of $5.5 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net of $6.4 million, which was reduced by cash dividends paid of $2.9 million.

The Company’s Tier 1 leverage ratio was 8.82%, Tier 1 risk-based capital ratio was 15.40% and Total risk-based capital ratio was 16.66% at December 31, 2011. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point gradual change up or down in rates from management’s baseline net interest income forecast over the next 12 months. The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates of 200 basis points when compared to the baseline net interest income forecast at December 31, 2011.

Changes in Interest Rates	Net Interest Income % Variance
200 basis points	5.37%
(200) basis points	NM
NM=not meaningful

At December 31, 2011, our earnings simulation model indicated a slightly asset-sensitive position over the next 12 months, which could serve to improve net interest income during that time period if interest rates increased by 200 basis points. The actual realized change in net interest income would depend upon several factors, which could also serve to diminish, or eliminate the asset sensitivity noted above. The impact of rate scenarios assuming a gradual downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

Economic Value of Equity. Economic value of equity (“EVE”) measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case EVE. In contrast with our earnings simulation model which evaluates interest rate risk over a 12 month timeframe, EVE uses a terminal horizon which allows for the re-pricing of all assets, liabilities, and off-balance sheet items. Further, EVE is measured using values as of a point in time and does not reflect any actions that ALCO might take in responding to or anticipating changes in interest rates, or market and competitive conditions.

To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, EVE should not decrease by more than 25 percent. The following table reports the variance of EVE assuming an immediate change in interest rates of 200 basis points when compared to the base case EVE at December 31, 2011.

Changes in Interest Rates	EVE % Variance
200 basis points	(13.36)%
(200) basis points	NM
NM=not meaningful

At December 31, 2011, the results of our EVE model would indicate that we are in compliance with our guidelines. The actual realized change in the economic value of equity would depend upon several factors, which could also serve to diminish, or eliminate the interest sensitivity noted above. The impact of rate shock scenarios assuming a downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

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

In addition, each of the preceding analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates, and other economic and market factors. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates or economic stress, which may differ across industries and economic sectors. Depositor and borrower behaviors also affect those relationships and results. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios in seeking satisfactory, consistent levels of profitability within the framework of the Company’s established liquidity, loan, investment, borrowing, and capital policies.

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2011 and 2010, the Company had no derivative contracts to assist in managing interest rate sensitivity.

Liquidity Risk Management

Liquidity is the Company’s ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand and maturing obligations. Without proper management of its liquidity, the Company could experience higher costs of obtaining funds due to insufficient liquidity, while excessive liquidity can lead to a decline in earnings due to the opportunity cost of foregoing alternative higher-yielding investment opportunities.

Liquidity is managed at two levels: at the Company and at the Bank. The management of liquidity at both levels is essential, because the Company and the Bank have different funding needs and sources, are separate legal entities, and each are subject to regulatory guidelines and requirements.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2011, the Bank had an available line of credit with the FHLB totaling $229.6 million, with $63.1 million outstanding. As of December 31, 2011, the Bank also had $40.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2011, which by their terms had contractual maturity and termination dates subsequent to December 31, 2011:

	Payments due by period
		1 year	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	or less	years	years	5 years

Contractual obligations:
Deposit maturities (1)	$ 619,552	496,031	85,717	27,373	10,431
Long-term debt	85,313	18	35,036	18,036	32,223
Operating lease obligations	496	252	207	37	—

Total	$ 705,361	$496,301	$120,960	$45,446	$42,654

(1)	Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the “1 year or less” column

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next 12 months.

Off-Balance Sheet Arrangements

At December 31, 2011, the Bank had outstanding standby letters of credit of $8.2 million and unfunded loan commitments outstanding of $45.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

At December 31, 2011, the Company had no commitments to fund affordable housing investments.

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

A breach of these presentations and warranties with respect to a particular mortgage loan or mortgage loans could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. During 2011, 2010 and 2009, no loans were repurchased and no reimbursements for investor losses were made by the Company. At December 31, 2011, no reserves have been deemed necessary for potential repurchase claims.

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

Effects of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncements have been issued by the FASB, but are not yet effective:

•	ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements;

•	ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure;

•	ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income;

•	ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05;

•	ASU 2011-08, Testing Goodwill for Impairment; and

•	ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.

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

ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, outlines the collaborative effort of the FASB and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value. The ASU changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This Update is effective for the Company in the first quarter of 2012 and will be applied prospectively. The Company will expand its fair value disclosures as required by the Update, but the Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, amends existing standards allowing either a single continuous statement of comprehensive income or in two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income in both options. This Update also requires companies to present amounts reclassified out of other comprehensive income and into net income on the face of the statement of income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers indefinitely the requirement to present reclassification adjustments on the statement of income. The remaining provisions are effective for the Company in the first quarter of 2012 with retrospective application. The Company does not expect the adoption of this Update will have a material impact on the Company’s consolidated financial results as it amends only the presentation of comprehensive income.

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

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. These changes are effective for the Company in the first quarter of 2013 with retrospective application. The Company does not expect the adoption of this Update will affect the Company’s consolidated financial results since it amends only the disclosure requirements for offsetting financial instruments.

Table 1 – Explanation of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this annual report on Form 10-K includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-GAAP financial measure, including the presentation of total revenue and the calculation of the efficiency ratio.

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

		2011				2010

(in thousands)		Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net interest income (GAAP)	$	4,509	4,845	5,057	4,814	4,642	4,738	4,688	4,831
Tax-equivalent adjustment		415	429	440	435	441	449	438	437

Net interest income (Tax-equivalent)	$	4,924	5,274	5,497	5,249	5,083	5,187	5,126	5,268

					Year ended December 31

(In thousands)					2011	2010	2009	2008	2007

Net interest income (GAAP)					$19,225	18,899	18,815	17,870	15,605
Tax-equivalent adjustment					1,719	1,765	1,633	1,361	1,123

Net interest income (Tax-equivalent)					$20,944	20,664	20,448	19,231	16,728

Table 2 - Selected Financial Data

Year ended December 31

(Dollars in thousands, except per share amounts)	2011	2010	2009	2008	2007

Income statement
Tax-equivalent interest income (a)	$	32,425	35,237	38,467	39,722	38,670
Total interest expense	11,481	14,573	18,019	20,491	21,942

Tax equivalent net interest income (a)	20,944	20,664	20,448	19,231	16,728

Provision for loan losses	2,450	3,580	5,250	870	23
Total noninterest income	5,177	6,718	2,433	3,900	5,543
Total noninterest expense	16,357	15,893	13,934	12,240	11,967

Net earnings before income taxes and
tax-equivalent adjustment	7,314	7,909	3,697	10,021	10,281
Tax-equivalent adjustment	1,719	1,765	1,633	1,361	1,123
Income tax expense (benefit)	57	798	(340)	2,023	2,240

Net earnings	$	5,538	5,346	2,404	6,637	6,918

Per share data:
Basic and diluted net earnings	$	1.52	1.47	0.66	1.81	1.86
Cash dividends declared	$	0.80	0.78	0.76	0.74	0.70
Weighted average shares outstanding
Basic	3,642,735	3,642,851	3,644,691	3,674,384	3,716,427
Diluted	3,642,735	3,642,851	3,644,691	3,674,384	3,716,427
Shares outstanding	3,642,738	3,642,718	3,643,117	3,646,947	3,681,809
Book value	$	17.96	15.47	15.42	15.66	14.40
Common stock price
High	$	20.37	22.00	30.00	25.00	30.00
Low	18.52	16.86	18.07	19.00	21.30
Period-end	$	18.52	20.06	19.69	20.10	21.95
To earnings ratio	12.10	x	13.74	29.39	11.10	11.80
To book value	103%	130	128	128	152
Performance ratios:
Return on average equity	9.10%	9.00	4.23	12.18	13.50
Return on average assets	0.72%	0.68	0.31	0.92	1.06
Dividend payout ratio	52.63%	53.06	115.15	40.88	37.63
Average equity to average assets	7.89%	7.61	7.21	7.59	7.88
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.87%	2.05	1.73	1.19	1.27
Nonperforming loans	67%	65	69	99	918
Nonperforming assets as a % of:
Loans and foreclosed properties	4.83%	5.22	4.34	1.29	0.17
Total assets	2.35%	2.61	2.15	0.64	0.08
Nonperforming loans as % of loans	2.80%	3.16	2.49	1.20	0.14
Net charge-offs (recoveries) as a % of average loans	0.86%	0.64	0.84	0.17	(0.01)
Capital Adequacy:
Tier 1 risk-based capital ratio	15.40%	14.57	13.73	14.23	15.09
Total risk-based capital ratio	16.66%	15.82	14.98	15.22	16.12
Tier 1 Leverage ratio	8.82%	8.47	8.13	8.75	9.02
Other financial data:
Net interest margin (a)	2.95%	2.86	2.78	2.86	2.76
Effective income tax expense (benefit) rate	1.02%	12.99	(16.47)	23.36	24.46
Efficiency ratio (b)	62.62%	58.04	60.90	52.92	53.73
Selected period end balances:
Securities	$	299,582	315,220	334,762	302,656	318,373
Loans, net of unearned income	370,263	374,215	376,103	369,162	322,411
Allowance for loan losses	6,919	7,676	6,495	4,398	4,105
Total assets	776,218	763,829	773,382	745,970	688,659
Total deposits	619,552	607,127	579,409	550,843	492,585
Long-term debt	85,313	93,331	118,349	123,368	115,386
Total stockholders’ equity	65,416	56,368	56,183	57,128	53,018

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Selected Quarterly Financial Data

2011	2010

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Tax-equivalent interest income (a)	$7,629	8,089	8,438	8,269	8,423	8,819	8,899	9,096
Total interest expense	2,705	2,815	2,941	3,020	3,340	3,632	3,773	3,828

Tax equivalent net interest income (a)	4,924	5,274	5,497	5,249	5,083	5,187	5,126	5,268

Provision for loan losses	650	600	600	600	650	730	750	1,450
Total noninterest income	1,461	1,327	1,300	1,089	131	1,662	2,712	2,213
Total noninterest expense	4,187	4,268	4,308	3,594	3,440	4,171	4,729	3,553

Net earnings before income taxes and tax-equivalent adjustment	1,548	1,733	1,889	2,144	1,124	1,948	2,359	2,478
Tax-equivalent adjustment	415	429	440	435	441	449	438	437
Income tax (benefit) expense	(32)	(63)	(8)	160	(195)	255	314	424

Net earnings	$1,165	1,367	1,457	1,549	878	1,244	1,607	1,617

Per share data:
Basic and diluted net earnings	$0.32	0.38	0.40	0.43	0.24	0.34	0.44	0.44
Cash dividends declared	$0.20	0.20	0.20	0.20	0.195	0.195	0.195	0.195
Weighted average shares outstanding
Basic and diluted	3,642,738	3,642,738	3,642,738	3,642,728	3,642,718	3,642,701	3,642,877	3,643,116
Shares outstanding, at period end	3,642,738	3,642,738	3,642,738	3,642,738	3,642,718	3,642,718	3,642,693	3,643,112
Book value	$17.96	17.69	16.77	15.87	15.47	16.73	16.21	15.86
Common stock price
High	$19.65	19.70	19.91	20.37	22.00	22.00	21.00	21.95
Low	18.52	19.10	19.40	19.51	19.50	18.08	16.86	17.61
Period-end	$18.52	19.65	19.75	19.56	20.06	20.35	18.80	20.65
To earnings ratio	12.10	x	13.55	14.01	13.49	13.74	15.78	15.41	19.86
To book value	103%	111	118	123	130	122	116	130
Performance ratios:
Return on average equity	7.15%	8.81	9.90	10.84	5.68	8.31	10.96	11.31
Return on average assets	0.61%	0.72	0.75	0.80	0.45	0.64	0.82	0.82
Dividend payout ratio	62.50%	52.63	50.00	46.51	81.25	57.35	44.32	44.32
Average equity to average assets	8.50%	8.12	7.58	7.36	8.00	7.68	7.47	7.30
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.87%	1.69	2.07	2.13	2.05	1.91	1.75	1.72
Nonperforming loans	67%	60	95	70	65	82	72	60
Nonperforming assets as a % of :
Loans and foreclosed properties	4.83%	4.78	4.57	5.20	5.22	4.42	4.05	4.65
Total assets	2.35%	2.39	2.25	2.51	2.61	2.18	1.98	2.28
Nonperforming loans as % of loans	2.80%	2.80	2.18	3.03	3.16	2.34	2.43	2.87
Net charge-offs as % of average loans	0.08%	2.14	0.76	0.45	0.16	0.14	0.76	1.48
Capital Adequacy:
Tier 1 risk-based capital ratio	15.40%	15.25	14.95	14.84	14.57	14.53	14.25	13.76
Total risk-based capital ratio	16.66%	16.51	16.20	16.09	15.82	15.78	15.49	15.01
Tier 1 Leverage ratio	8.82%	8.87	8.65	8.56	8.47	8.39	8.27	8.17
Other financial data:
Net interest margin (a)	2.77%	2.98	3.09	2.98	2.81	2.85	2.82	2.94
Effective income tax rate	NM	%	NM	NM	9.36	NM	17.01	16.35	20.77
Efficiency ratio (b)	65.58%	64.66	63.38	56.71	65.98	60.90	60.33	47.49
Selected period end balances:
Securities	$299,582	283,070	296,443	321,098	315,220	322,118	333,107	333,660
Loans, net of unearned income	370,263	374,788	373,795	368,909	374,215	375,098	376,624	380,619
Allowance for loan losses	6,919	6,340	7,746	7,855	7,676	7,181	6,580	6,546
Total assets	776,218	764,637	779,725	781,557	763,829	777,846	784,124	791,324
Total deposits	619,552	609,070	627,969	631,394	607,127	602,508	605,755	608,588
Long-term debt	85,313	85,317	85,322	85,327	93,331	108,335	113,340	118,345
Total stockholders’ equity	65,416	64,422	61,100	57,801	56,368	60,937	59,042	57,778

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 4 - Average Balance and Net Interest Income Analysis

	Year ended December 31

	2011				2010			2009

(Dollars in thousands)	Average Balance		Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$376,000	$	21,306	5.67%	$380,552	$21,809	5.73%	$380,434	$21,864	5.75%
Securities - taxable	223,638		6,006	2.69%	246,610	8,208	3.33%	269,266	11,775	4.37%
Securities - tax-exempt (2)	79,329		5,056	6.37%	81,256	5,190	6.39%	74,794	4,804	6.42%

Total securities	302,967		11,062	3.65%	327,866	13,398	4.09%	344,060	16,579	4.82%
Federal funds sold	28,905		56	0.19%	13,984	29	0.21%	10,138	23	0.23%
Interest bearing bank deposits	1,394		1	0.05%	1,076	1	0.09%	1,135	1	0.09%

Total interest-earning assets	709,266		32,425	4.57%	723,478	35,237	4.87%	735,767	38,467	5.23%
Cash and due from banks	13,054				12,267			14,172
Other assets	48,796				44,909			37,930

Total assets	$771,116				$780,654			$787,869

Interest-bearing liabilities:
Deposits:
NOW	$90,565		527	0.58%	$88,070	612	0.69%	$90,794	859	0.95%
Savings and money market	138,428		996	0.72%	117,725	1,228	1.04%	93,484	1,054	1.13%
Certificates of deposits less than $100,000	114,490		2,227	1.95%	113,912	2,758	2.42%	112,894	3,743	3.32%
Certificates of deposits and other time deposits of $100,000 or more	181,242		4,318	2.38%	197,387	5,440	2.76%	221,028	7,483	3.39%

Total interest-bearing deposits	524,725		8,068	1.54%	517,094	10,038	1.94%	518,200	13,139	2.54%
Short-term borrowings	2,423		12	0.50%	3,530	23	0.65%	10,790	55	0.51%
Long-term debt	86,899		3,401	3.91%	112,312	4,512	4.02%	120,248	4,825	4.01%

Total interest-bearing liabilities	614,047		11,481	1.87%	632,936	14,573	2.30%	649,238	18,019	2.78%
Noninterest-bearing deposits	92,764				84,837			78,244
Other liabilities	3,463				3,468			3,580
Stockholders’ equity	60,842				59,414			56,807

Total liabilities and and stockholders’ equity	$771,116				$780,654			$787,869

Net interest income and margin		$	20,944	2.95%		$20,664	2.86%		$20,448	2.78%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Volume and Rate Variance Analysis

	Years ended December 31, 2011 vs. 2010			Years ended December 31, 2010 vs. 2009

	Net Change	Due to change in		Net	Due to change in

(Dollars in thousands)		Rate (2)	Volume (2)	Change	Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$(503)	(245)	(258)	$(55)	(62)	7
Securities - taxable	(2,202)	(1,585)	(617)	(3,567)	(2,813)	(754)
Securities - tax-exempt (1)	(134)	(11)	(123)	386	(27)	413

Total securities	(2,336)	(1,596)	(740)	(3,181)	(2,840)	(341)
Federal funds sold	27	(2)	29	6	(2)	8
Interest bearing bank deposits	—	—	—	—	—	—

Total interest income	$(2,812)	(1,843)	(969)	$(3,230)	(2,904)	(326)

Interest expense:
Deposits:
NOW	$(85)	(100)	15	$(247)	(228)	(19)
Savings and money market	(232)	(381)	149	174	(79)	253
Certificates of deposits less than $100,000	(531)	(542)	11	(985)	(1,009)	24
Certificates of deposits and other time deposits of $100,000 or more	(1,122)	(737)	(385)	(2,043)	(1,392)	(651)

Total interest-bearing deposits	(1,970)	(1,760)	(210)	(3,101)	(2,708)	(393)
Short-term borrowings	(11)	(6)	(5)	(32)	15	(47)
Long-term debt	(1,111)	(116)	(995)	(313)	6	(319)

Total interest expense	(3,092)	(1,882)	(1,210)	(3,446)	(2,687)	(759)

Net interest income	$280	39	241	$216	(217)	433

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 6 - Loan Portfolio Composition

	December 31

(In thousands)	2011	2010	2009	2008	2007

Commercial and industrial	$54,988	53,288	53,884	53,883	50,797
Construction and land development	39,814	47,850	56,820	67,420	45,724
Commercial real estate	162,435	166,241	156,928	132,818	120,789
Residential real estate	101,725	96,241	97,407	102,835	93,888
Consumer installment	11,454	10,676	11,236	12,463	11,525

Total loans	370,416	374,296	376,275	369,419	322,723
Less: unearned income	(153)	(81)	(172)	(257)	(312)

Loans, net of unearned income	370,263	374,215	376,103	369,162	322,411
Less: allowance for loan losses	(6,919)	(7,676)	(6,495)	(4,398)	(4,105)

Loans, net	$363,344	366,539	369,608	364,764	318,306

Table 7 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2011

(Dollars in thousands)	1 year or less	1 to 5 years	After 5 years	Total	Adjustable Rate	Fixed Rate	Total

Commercial and industrial	$2,072	42,190	10,725	54,988	36,259	18,729	54,988
Construction and land development	6,903	29,334	3,577	39,814	27,109	12,706	39,814
Commercial real estate	1,736	129,243	31,456	162,435	43,706	118,729	162,435
Residential real estate	638	34,464	66,623	101,725	56,915	44,809	101,725
Consumer installment	106	9,756	1,593	11,454	1,742	9,712	11,454

Total loans	$11,455	244,987	113,974	370,416	165,730	204,685	370,416

Table 8 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2011	2010	2009	2008	2007

Allowance for loan losses:
Balance at beginning of period	$7,676	6,495	4,398	4,105	4,044
Charge-offs:
Commercial and industrial	(679)	(537)	(495)	(454)	(62)
Construction and land development	(1,758)	(1,487)	(2,088)	—	—
Commercial real estate	(422)	—	—	—	—
Residential real estate	(533)	(552)	(704)	(153)	(143)
Consumer installment	(21)	(111)	(61)	(98)	(45)

Total charge-offs	(3,413)	(2,687)	(3,348)	(705)	(250)

Recoveries:
Commercial and industrial	34	63	47	102	14
Construction and land development	2	54	50	—	—
Commercial real estate	—	—	—	—	69
Residential real estate	155	151	92	6	199
Consumer installment	15	20	6	20	6

Total recoveries	206	288	195	128	288

Net (charge-offs) recoveries	(3,207)	(2,399)	(3,153)	(577)	38
Provision for loan losses	2,450	3,580	5,250	870	23

Ending balance	$6,919	7,676	6,495	4,398	4,105

as a % of loans	1.87%	2.05	1.73	1.19	1.27
as a % of nonperforming loans	67%	65	69	99	918
Net charge-offs as a % of average loans	0.86%	0.64	0.84	0.17	(0.01)

Nonperforming assets:
Nonaccrual/nonperforming loans	$10,354	11,833	9,352	4,431	447
Other real estate owned	7,898	8,125	7,292	324	98

Total nonperforming assets	$18,252	19,958	16,644	4,755	545

as a % of loans and foreclosed properties	4.83%	5.22	4.34	1.29	0.17
as a % total assets	2.35%	2.61	2.15	0.64	0.08
Nonperforming loans as a % of total loans	2.80%	3.16	2.49	1.20	0.14
Accruing loans 90 days or more past due	$—	—	5	104	4

Table 9 - Allocation of Allowance for Loan Losses

	December 31

	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$948	14.8	$972	14.2	$784	14.3	$417	14.6	$620	15.7
Construction and land development	1,470	10.7	2,223	12.8	2,063	15.1	873	18.3	613	14.2
Commercial real estate	3,009	43.9	2,893	44.4	1,264	41.7	1,175	36.0	1,237	37.4
Residential real estate	1,363	27.5	1,336	25.7	1,706	25.9	1,430	27.8	1,214	29.1
Consumer installment	129	3.1	141	2.9	227	3.0	166	3.4	118	3.6
Unallocated	—		111		451		337		303

Total allowance for loan losses	$6,919	100.0	$7,676	100.0	$6,495	100.0	$4,398	100.0	$4,105	100.0

*	Loan balance in each category expressed as a percentage of total loans.

Table 10 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2011

Maturity of:
3 months or less	$26,097
Over 3 months through 6 months	15,954
Over 6 months through 12 months	53,580
Over 12 months	73,552

Total CDs and other time deposits of $100,000 or more (1)	$169,183

(1) includes brokered certificates of deposit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, and the results of the audit process described below, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Under the direction of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2011.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama

March 26, 2012

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31

(Dollars in thousands, except share data)	2011	2010

Assets:
Cash and due from banks	$12,395	$11,432
Federal funds sold	41,840	7,500
Interest bearing bank deposits	1,193	2,492

Cash and cash equivalents	55,428	21,424

Securities available-for-sale	299,582	315,220
Loans held for sale	3,346	4,281
Loans, net of unearned income	370,263	374,215
Allowance for loan losses	(6,919)	(7,676)

Loans, net	363,344	366,539

Premises and equipment, net	9,345	8,105
Bank-owned life insurance	16,631	16,171
Other real estate owned	7,898	8,125
Other assets	20,644	23,964

Total assets	$776,218	$763,829

Liabilities:
Deposits:
Noninterest-bearing	$106,276	$87,660
Interest-bearing	513,276	519,467

Total deposits	619,552	607,127
Federal funds purchased and securities sold under agreements to repurchase	2,805	2,685
Long-term debt	85,313	93,331
Accrued expenses and other liabilities	3,132	4,318

Total liabilities	710,802	707,461

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,753	3,752
Retained earnings	64,045	61,421
Accumulated other comprehensive income (loss), net	4,222	(2,201)
Less treasury stock, at cost - 314,397 shares and 314,417 shares at December 31, 2011 and 2010, respectively	(6,643)	(6,643)

Total stockholders’ equity	65,416	56,368

Total liabilities and stockholders’ equity	$776,218	$763,829

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year ended December 31

(Dollars in thousands, except share and per share data)	2011	2010	2009

Interest income:
Loans, including fees	$21,306	$21,809	$21,864
Securities	9,343	11,633	14,946
Federal funds sold and interest bearing bank deposits	57	30	24

Total interest income	30,706	33,472	36,834

Interest expense:
Deposits	8,068	10,038	13,139
Short-term borrowings	12	23	55
Long-term debt	3,401	4,512	4,825

Total interest expense	11,481	14,573	18,019

Net interest income	19,225	18,899	18,815
Provision for loan losses	2,450	3,580	5,250

Net interest income after provision for loan losses	16,775	15,319	13,565

Noninterest income:
Service charges on deposit accounts	1,167	1,280	1,243
Mortgage lending	1,922	2,494	3,349
Bank-owned life insurance	460	452	424
Affordable housing investment losses	(646)	(323)	(228)
Other	1,396	1,392	1,348
Securities gains, net:
Realized gains, net	1,216	3,451	2,847
Total other-than-temporary impairments	(468)	(2,238)	(6,807)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	130	210	257

Total securities gains (losses), net	878	1,423	(3,703)

Total noninterest income	5,177	6,718	2,433

Noninterest expense:
Salaries and benefits	8,167	7,402	7,120
Net occupancy and equipment	1,404	1,450	1,500
Professional fees	735	702	799
FDIC and other regulatory assessments	792	1,092	1,322
Other real estate owned, net	2,007	1,378	43
Prepayment penalty on long-term debt	—	679	—
Other	3,252	3,190	3,150

Total noninterest expense	16,357	15,893	13,934

Earnings before income taxes	5,595	6,144	2,064
Income tax expense (benefit)	57	798	(340)

Net earnings	$5,538	$5,346	$2,404

Net earnings per share:
Basic and diluted	$1.52	$1.47	$0.66

Weighted average shares outstanding:
Basic and diluted	3,642,735	3,642,851	3,644,691

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2008	3,957,135	$39	3,749	59,283	603	(6,546)	$57,128
Comprehensive income:
Net earnings	—	—	—	2,404	—	—	2,404
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(162)	—	(162)
Other comprehensive loss due to change in all other unrealized gains (losses) on securities available-for-sale, net	—	—	—	—	(330)	—	(330)

Total comprehensive income	—	—	—	2,404	(492)	—	1,912

Cash dividends paid ($0.76 per share)	—	—	—	(2,770)	—	—	(2,770)
Stock repurchases (3,955 shares)	—	—	—	—	—	(90)	(90)
Sale of treasury stock (125 shares)	—	—	2	—	—	1	3

Balance, December 31, 2009	3,957,135	$39	3,751	58,917	111	(6,635)	$56,183

Comprehensive income:
Net earnings	—	—	—	5,346	—	—	5,346
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(133)	—	(133)
Other comprehensive loss due to change in all other unrealized gains (losses) on securities available-for-sale, net	—	—	—	—	(2,179)	—	(2,179)

Total comprehensive income	—	—	—	5,346	(2,312)	—	3,034

Cash dividends paid ($0.78 per share)	—	—	—	(2,842)	—	—	(2,842)
Stock repurchases (484 shares)	—	—	—	—	—	(9)	(9)
Sale of treasury stock (85 shares)	—	—	1	—	—	1	2

Balance, December 31, 2010	3,957,135	$39	3,752	61,421	(2,201)	(6,643)	$56,368

Comprehensive income:
Net earnings	—	—	—	5,538	—	—	5,538
Other comprehensive loss due to change in other-than-temporary impairment losses related to factors other than credit on available-for- sale, net	—	—	—	—	(82)	—	(82)
Other comprehensive income due to change in all other unrealized gains (losses) on securities available-for-sale, net	—	—	—	—	6,505	—	6,505

Total comprehensive income	—	—	—	5,538	6,423	—	11,961

Cash dividends paid ($0.80 per share)	—	—	—	(2,914)	—	—	(2,914)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, December 31, 2011	3,957,135	$39	3,753	64,045	4,222	(6,643)	$65,416

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31

(In thousands)	2011	2010	2009

Cash flows from operating activities:
Net earnings	$5,538	$5,346	$2,404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,450	3,580	5,250
Depreciation and amortization	665	579	477
Premium amortization and discount accretion, net	2,445	2,071	1,562
Deferred tax benefit	(368)	(777)	(2,190)
Net (gain) loss on securities available for sale	(878)	(1,423)	1,723
Net gain on sale of loans held for sale	(1,680)	(2,143)	(3,002)
Loss on nonmarketable equity investments	—	—	1,980
Net loss (gain) on other real estate owned	1,830	1,217	(64)
Loans originated for sale	(71,350)	(100,721)	(157,041)
Proceeds from sale of loans	73,550	102,940	158,067
Net loss on dispostion of premises and equipment	—	4	—
Increase in cash surrender value of bank owned life insurance	(460)	(452)	(424)
Loss on prepayment of long-term debt	—	679	—
Loss on affordable housing partnership investments	646	323	228
Net decrease (increase) in other assets	1,015	1,694	(4,409)
Net increase (decrease) in accrued expenses and other liabilities	685	(1,034)	(240)

Net cash provided by operating activities	$14,088	$11,883	$4,321

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	128,715	180,206	146,966
Proceeds from maturities of securities available-for-sale	95,641	194,570	105,497
Purchase of securities available-for-sale	(200,106)	(359,547)	(288,633)
Increase in loans, net	(2,824)	(3,221)	(17,593)
Net purchases of premises and equipment	(1,568)	(146)	(824)
Proceeds from sale of other real estate owned	1,966	660	724
Improvements to other real estate owned	—	—	(129)
Capital contributions to affordable housing limited partnerships	(4,378)	(1,500)	—
Net decrease (increase) in FHLB stock	856	227	(107)

Net cash provided by (used in) investing activities	$18,302	$11,249	$(54,099)

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	18,616	11,163	(1,516)
Net (decrease) increase in interest-bearing deposits	(6,191)	16,555	30,082
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	120	(13,275)	5,050
Repayments or retirement of long-term debt	(8,018)	(25,697)	(5,019)
Stock repurchases	—	(9)	(90)
Proceeds from sale of treasury stock	1	2	3
Dividends paid	(2,914)	(2,842)	(2,770)

Net cash provided by (used in) financing activities	$1,614	$(14,103)	$25,740

Net change in cash and cash equivalents	$34,004	$9,029	$(24,038)
Cash and cash equivalents at beginning of period	21,424	12,395	36,433

Cash and cash equivalents at end of period	$55,428	$21,424	$12,395

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,713	$15,044	$18,560
Income taxes	347	2,113	1,830
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	$3,569	$2,710	$7,499

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

Accounting Standards Adopted in 2011

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

ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, provides guidance clarifying under what circumstances a creditor should classify a restructured loan as a troubled debt restructuring or “TDR”. A loan is a TDR if both of the following exist: (1) a creditor has granted a concession to the debtor, and (2) the debtor is experiencing financial difficulties. The ASU clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. The ASU provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. The Company adopted the new guidance in the third quarter of 2011 with retrospective application to January 1, 2011. Adoption of the ASU required expansion of the Company’s disclosures surrounding TDRs. See Note 6, Loans and Allowance for Loan Losses.

Cash Equivalents

Cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, including interest bearing deposits with other banks, and federal funds sold.

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2011, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the anticipated life of the security using the effective interest method, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

In the course of conducting the Bank’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, the Bank makes various representations and warranties to the purchaser of the mortgage loans. Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. During 2011, 2010 and 2009, no loans were repurchased and no reimbursements for investor losses were made by the Company.

Loans

Loans are reported at their outstanding principal balances, net of any unearned income, charge-offs, and any deferred fees or costs on originated loans. Interest income is accrued based on the principal balance outstanding. Loan origination fees, net of certain loan origination costs, are deferred and recognized in interest income over the contractual life of the loan using the effective interest method. Loan commitment fees are generally deferred and amortized on a straight-line basis over the commitment period, which results in a recorded amount that approximates fair value.

The accrual of interest on loans is discontinued when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or the principal or interest is more than 90 days past due, unless the loan is both well-collateralized and in the process of collection. Generally, all interest accrued but not collected for loans that are placed on nonaccrual status is reversed against current interest income. Interest collections on nonaccrual loans are generally applied as principal reductions. The Company determines past due or delinquency status of a loan based on contractual payment terms.

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

Impaired loans also included troubled debt restructurings (“TDRs”). In the normal course of business, management may grant concessions to borrowers who are experiencing financial difficulty. The concessions granted most frequently for TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of payments in accordance with a bankruptcy plan or the charge-off of a portion of the loan. In most cases, the conditions of the credit also warrant nonaccrual status, even after the restructuring occurs. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructuring. TDR loans may be returned to accrual status if there has been at least a six-month sustained period of repayment performance by the borrower.

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

Other Real Estate Owned

Other real estate owned (“OREO”) includes properties acquired through, or in lieu of, loan foreclosure that are held for sale and are initially recorded at the lower of the loan’s carrying amount or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying value amount or fair value less cost to sell. Gains or losses realized upon sale of OREO and additional losses related to subsequent valuation adjustments are determined on a specific property basis and are included as a component of noninterest expense along with holding costs.

Nonmarketable equity investments

Nonmarketable equity investments include equity securities that are not publicly traded and securities acquired for various purposes. The Bank is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which the Bank has an ongoing business relationship based on the Bank’s common stock and surplus (with regard to the relationship with the Federal Reserve Bank) or outstanding borrowings (with regard to the relationship with the Federal Home Loan Bank of Atlanta). These securities are accounted for under the cost method and are included in other assets. For cost-method investments, on a quarterly basis, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment. If the Company determines that a decline in value is other-than-temporary, the Company will recognize the estimated loss in securities gains (losses), net.

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

Income Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The net deferred tax asset is reflected as a component of other assets in the accompanying consolidated balance sheets.

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

Fair Value Measurements

FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. For more information related to fair value measurements, please refer to Note 17, Fair Value Disclosures.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2011. The Company does not believe there are any material subsequent events that would require further recognition or disclosure, except as discussed in Note 22, Subsequent Events.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. As of December 31, 2011, 2010 and 2009, the Company had no options issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31, 2011, 2010 and 2009, respectively, is presented below.

	Year ended December 31
(Dollars in thousands, except share and per share data)	2011	2010	2009

Basic and diluted:
Net earnings	$5,538	$5,346	$2,404
Weighted average common shares outstanding	3,642,735	3,642,851	3,644,691

Earnings per share	$1.52	$1.47	$0.66

NOTE 3: VARIABLE INTEREST ENTITIES

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

At December 31, 2011, the Company did not have any consolidated VIEs to disclose but did have certain nonconsolidated VIEs, discussed below.

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

At December 31, 2011 and December 31, 2010, the Company had limited partnership investments of $5.2 million and $3.4 million, respectively, related to these projects, which are included in other assets. At December 31, 2011 the Company had no unfunded commitments related to affordable housing investments. At December 31, 2010, the Company had unfunded commitments related to affordable housing investments of $4.4 million, of which $1.9 million was included in accrued expenses and other liabilities.

Additionally, the Company had no outstanding loan commitments or funded loans outstanding with any of the partnerships at December 31, 2011. The company had outstanding loan commitments with certain of the partnerships totaling $11.4 million at 2010. The funded portion of these loans was approximately $8.9 million at December 31, 2010. The funded portions of these loans are included in loans, net of unearned income.

The following table summarizes VIEs that are not consolidated by the Company as of December 31, 2011.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Affordable housing investments (a)	$5,231	—	Other assets
Trust preferred issuances	N/A	7,217	Long-term debt

(a)	Maximum loss exposure represents the Company’s current net investment of $5.2 million included in other assets.

NOTE 4: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2011 and 2010, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 5: SECURITIES

At December 31, 2011 and 2010, respectively, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2011 and 2010, respectively, are presented below.

	$000,0	$000,0	$000,0	$000,0	$000,0	$000,0	$000,0	$000,0
	December 31, 2011
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

Available-for-sale:
Agency obligations (a)	$—	—	5,013	46,072	51,085	182	1	$50,904
Agency RMBS (a)	—	—	14,935	149,863	164,798	2,534	129	162,393
State and political subdivisions	—	414	17,761	63,538	81,713	4,339	48	77,422
Trust preferred securities:
Pooled	—	—	—	100	100	—	130	230
Individual issuer	—	—	—	1,886	1,886	186	243	1,943

Total available-for-sale	$—	414	37,709	261,459	299,582	7,241	551	$292,892

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

	$000,0	$000,0	$000,0	$000,0	$000,0	$000,0	$000,0	$000,0

	December 31, 2010
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

Available-for-sale:
Agency obligations (a)	$—	—	37,821	52,650	90,471	95	1,017	$91,393
Agency RMBS (a)	—	—	9,976	133,168	143,144	1,566	1,441	143,019
State and political subdivisions	21	856	13,547	62,342	76,766	472	2,801	79,095
Trust preferred securities:
Pooled	—	—	—	20	20	—	210	230
Individual issuer	—	—	—	2,129	2,129	—	153	2,282
Corporate debt	—	2,690	—	—	2,690	—	—	2,690

Total available-for-sale	$21	3,546	61,344	250,309	315,220	2,133	5,622	$318,709

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $161.5 million and $171.1 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the Consolidated Balance Sheets are cost-method investments. The carrying amounts of cost-method investments were $5.0 and $5.8 million at December 31, 2011 and 2010, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2011 and 2010, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2011:
Agency obligations	$5,000	1	—	—	5,000	$1
Agency RMBS	17,020	129	—	—	17,020	129
State and political subdivisions	1,686	11	718	37	2,404	48
Trust preferred securities:
Pooled	—	—	100	130	100	130
Individual issuer	—	—	757	243	757	243

Total	$23,706	141	1,575	410	25,281	$551

December 31, 2010:
Agency obligations	$45,351	1,017	—	—	45,351	$1,017
Agency RMBS	89,840	1,441	—	—	89,840	1,441
State and political subdivisions	49,176	2,323	3,207	478	52,383	2,801
Trust preferred securities:
Pooled	—	—	20	210	20	210
Individual issuer	—	—	847	153	847	153

Total	$184,367	4,781	4,074	841	188,441	$5,622

The applicable date for determining when securities are in an unrealized loss position is December 31, 2011. As such, it is possible that a security in an unrealized loss position at December 31, 2011 had a market value that exceeded its amortized cost on other days during the past 12-month period.

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

Cost-method investments

At December 31, 2011, cost-method investments with an aggregate cost of $5.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at December 31, 2011 , and 2010, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more.

Trust Preferred Securities as of December 31, 2011

				Unrealized Losses			Life-to-date
	Credit Rating		Fair Value	Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch		12 months	or Longer	Total	Charges

Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$100	—	130	130	$1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	193	—	—	—	257
Main Street Bank Statutory Trust I (c)	n/a	n/a	389	—	111	111	—
MNB Capital Trust I	n/a	n/a	55	—	—	—	445
PrimeSouth Capital Trust I	n/a	n/a	75	—	—	—	425
TCB Trust	n/a	n/a	368	—	132	132	—
United Community Capital Trust	n/a	n/a	806	—	—	—	379

Total individual issuer			1,886	—	243	243	1,506

Total trust preferred securities			$1,986	—	373	373	$3,276

n/a - not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.
(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.
(c)	Now an obligation of BB&T Corporation.

Trust Preferred Securities as of December 31, 2010

	$000,	$000,	$000,	$000,	$000,	$000,	$000,
				Unrealized Losses			Life-to-date
	Credit Rating		Fair Value	Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch		12 months	or Longer	Total	Charges

Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$20	—	210	210	$1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	312	—	—	—	138
Main Street Bank Statutory Trust I (c)	n/a	n/a	438	—	62	62	—
MNB Capital Trust I	n/a	n/a	152	—	—	—	348
PrimeSouth Capital Trust I	n/a	n/a	197	—	—	—	303
TCB Trust	n/a	n/a	409	—	91	91	—
United Community Capital Trust	n/a	n/a	621	—	—	—	379

Total individual issuer			2,129	—	153	153	1,168

Total trust preferred securities			$2,149	—	363	363	$2,938

n/a - not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.
(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.
(c)	Now an obligation of BB&T Corporation.

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

At December 31, 2011 and 2010, respectively, there was no excess subordination for the Class B notes of ALESCO Preferred Funding XVII, Ltd.

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the years ended December 31, 2011, 2010 and 2009, respectively, for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Year ended December 31
(Dollars in thousands)	2011	2010	2009

Balance, beginning of period	$2,938	4,570	—
Additions:
Initial credit impairments	—	1,160	2,663
Subsequent credit impairments	338	58	1,907
Reductions:
Securities sold	—	(975)	—
Due to change in intent or requirement to sell
Securities fully written down and deemed worthless	—	(1,875)	—
Increases in expected cash flows	—	—	—

Balance, end of period	$3,276	2,938	4,570

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities, including equity securities carried at cost.

	$000,000	$000,000	$000,000
	Year ended December 31
(Dollars in thousands)	2011	2010	2009

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Corporate debt securities	$—	810	—
Pooled trust preferred securities	—	50	2,695
Individual issuer trust preferred securities	338	1,168	1,875

Total debt securities	$338	2,028	4,570
Cost-method investments	—	—	1,980

Total other-than-temporary impairment charges	338	2,028	6,550

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	338	1,218	4,570
Securities with intent to sell	—	810	—
Recorded directly to other comprehensive income for non-credit related impairment	130	210	257

Total other-than-temporary impairment on debt securities	$468	2,238	4,827

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities, including cost-method investments.

	$000,000	$000,000	$000,000
	Year ended December 31
(Dollars in thousands)	2011	2010	2009

Gross realized gains	$1,698	3,496	2,881
Gross realized losses	(482)	(45)	(34)
Other-than-temporary impairment charges	(338)	(2,028)	(6,550)

Realized gains (losses), net	$878	1,423	(3,703)

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

		December 31

(In thousands)		2011		2010

Commercial and industrial	$	54,988	$	53,288
Construction and land development		39,814		47,850
Commercial real estate:
Owner occupied		70,202		76,252
Other		92,233		89,989

Total commercial real estate		162,435		166,241
Residential real estate:
Consumer mortgage		57,958		57,562
Investment property		43,767		38,679

Total residential real estate		101,725		96,241
Consumer installment		11,454		10,676

Total loans		370,416		374,296
Less: unearned income		(153)		(81)

Loans, net of unearned income	$	370,263	$	374,215

Loans secured by real estate were approximately 82.1% of the total loan portfolio at December 31, 2011. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At December 31, 2011, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

In accordance with ASC 310, a portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. As part of the Company’s quarterly assessment of the allowance, the loan portfolio is disaggregated into the following portfolio segments: commercial and industrial, construction and land development, commercial real estate, residential real estate and consumer installment. Where appropriate, the Company’s loan portfolio segments are further disaggregated into classes. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and determining credit risk.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2011 and 2010.

	000000000	000000000	000000000	000000000	000000000	000000000
		Accruing	Accruing	Total
		30-89 Days	Greater than	Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

December 31, 2011:
Commercial and industrial	$53,721	1,191	—	54,912	76	$54,988
Construction and land development	34,402	317	—	34,719	5,095	39,814
Commercial real estate:
Owner occupied	68,551	—	—	68,551	1,651	70,202
Other	90,427	—	—	90,427	1,806	92,233

Total commercial real estate	158,978	—	—	158,978	3,457	162,435
Residential real estate:
Consumer mortgage	56,610	400	—	57,010	948	57,958
Investment property	42,144	845	—	42,989	778	43,767

Total residential real estate	98,754	1,245	—	99,999	1,726	101,725
Consumer installment	11,397	57	—	11,454	—	11,454

Total	$357,252	2,810	—	360,062	10,354	$370,416

December 31, 2010:
Commercial and industrial	$52,643	124	—	52,767	521	$53,288
Construction and land development	43,547	201	—	43,748	4,102	47,850
Commercial real estate:
Owner occupied	73,419	—	—	73,419	2,833	76,252
Other	88,087	—	—	88,087	1,902	89,989

Total commercial real estate	161,506	—	—	161,506	4,735	166,241
Residential real estate:
Consumer mortgage	53,225	2,219	—	55,444	2,118	57,562
Investment property	37,556	767	—	38,323	356	38,679

Total residential real estate	90,781	2,986	—	93,767	2,474	96,241
Consumer installment	10,646	29	—	10,675	1	10,676

Total	$359,123	3,340	—	362,463	11,833	$374,296

At December 31, 2011 and 2010, nonaccrual loans amounted to $10.4 and 11.8 million, respectively. The gross interest income which would have been recorded under the original terms of those loans had they been accruing interest, amounted to approximately $494 thousand, $346 thousand and $161 thousand for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011 and 2010, there were no loans 90 days past due and still accruing interest.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2011, 2010 and 2009, is presented below.

		Year ended December 31

(In thousands)		2011		2010		2009

Beginning balance	$	7,676	$	6,495	$	4,398
Charged-off loans		(3,413)		(2,687)		(3,348)
Recovery of previously charged-off loans		206		288		195

Net Charge-offs		(3,207)		(2,399)		(3,153)
Provision for loan losses		2,450		3,580		5,250

Ending balance	$	6,919	$	7,676	$	6,495

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2011 and 2010, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company constantly re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at December 31, 2011, compared to an unallocated amount of $0.1 million, or 1.4% of the total allowance, at December 31, 2010.

The following table details the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2011.

	Year ended December 31, 2011
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total

Allowance for loan losses:
Beginning balance	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(679)	(1,758)	(422)	(533)	(21)	—	(3,413)
Recoveries	34	2	—	155	15	—	206

Net (charge-offs) recoveries	(645)	(1,756)	(422)	(378)	(6)	—	(3,207)
Provision	621	1,003	538	405	(6)	(111)	2,450

Ending balance	$948	1,470	3,009	1,363	129	—	$6,919

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2011 and 2010.

	Collectively evaluated (1)		Individually evaluated (2)		Total

	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(In thousands)	losses	in loans	losses	in loans	losses	in loans

December 31, 2011:
Commercial and industrial	$948	54,772	—	216	948	54,988
Construction and land development	1,323	34,719	147	5,095	1,470	39,814
Commercial real estate	2,201	158,053	808	4,382	3,009	162,435
Residential real estate	1,097	100,432	266	1,293	1,363	101,725
Consumer installment	129	11,454	—	—	129	11,454
Unallocated	—	—	—	—	—	—

Total	$5,698	359,430	1,221	10,986	6,919	370,416

December 31, 2010:
Commercial and industrial	$695	52,767	277	521	972	53,288
Construction and land development	2,100	43,748	123	4,102	2,223	47,850
Commercial real estate	2,128	161,611	765	4,630	2,893	166,241
Residential real estate	1,192	93,823	144	2,418	1,336	96,241
Consumer installment	141	10,676	—	—	141	10,676
Unallocated	111	—	—	—	111	—

Total	$6,367	362,625	1,309	11,671	7,676	374,296

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans
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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

	December 31, 2011

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

Commercial and industrial	$52,833	1,359	719	76	$54,988
Construction and land development	33,373	266	1,080	5,095	39,814
Commercial real estate:
Owner occupied	62,543	4,951	1,057	1,651	70,202
Other	81,584	622	8,221	1,806	92,233

Total commercial real estate	144,127	5,573	9,278	3,457	162,435
Residential real estate:
Consumer mortgage	50,156	1,575	5,279	948	57,958
Investment property	38,732	2,225	2,032	778	43,767

Total residential real estate	88,888	3,800	7,311	1,726	101,725
Consumer installment	11,078	248	128	—	11,454

Total	$330,299	11,246	18,516	10,354	$370,416

	December 31, 2010

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

Commercial and industrial	$51,632	722	413	521	$53,288
Construction and land development	38,301	4,372	1,075	4,102	47,850
Commercial real estate:
Owner occupied	67,702	716	5,001	2,833	76,252
Other	84,354	3,718	15	1,902	89,989

Total commercial real estate	152,056	4,434	5,016	4,735	166,241
Residential real estate:
Consumer mortgage	48,620	2,700	4,124	2,118	57,562
Investment property	34,221	1,626	2,476	356	38,679

Total residential real estate	82,841	4,326	6,600	2,474	96,241
Consumer installment	10,426	133	116	1	10,676

Total	$335,256	13,987	13,220	11,833	$374,296

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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2011 and 2010.

	December 31, 2011

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial and industrial	$216	—	216
Construction and land development	3,958	(1,572)	2,386
Commercial real estate:
Owner occupied	361	(11)	350
Other	655	(50)	605

Total commercial real estate	1,016	(61)	955
Residential real estate:
Consumer mortgages	—	—	—
Investment property	—	—	—

Total residential real estate	—	—	—
Consumer installment	—	—	—

Total	$5,190	(1,633)	3,557

With allowance recorded:
Commercial and industrial	$—	—	—	$	—
Construction and land development	2,882	(173)	2,709		147
Commercial real estate:
Owner occupied	2,255	(29)	2,226		544
Other	1,242	(41)	1,201		264

Total commercial real estate	3,497	(70)	3,427		808
Residential real estate:
Consumer mortgages	1,707	(797)	910		103
Investment property	390	(7)	383		163

Total residential real estate	2,097	(804)	1,293		266
Consumer installment	—	—	—		—

Total	$8,476	(1,047)	7,429	$	1,221

Total impaired loans	$13,666	(2,680)	10,986	$	1,221

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2010

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial and industrial	$—	—	—
Construction and land development	2,538	(54)	2,484
Commercial real estate:
Owner occupied	—	—	—
Other	1,592	(51)	1,541

Total commercial real estate	1,592	(51)	1,541
Residential real estate:
Consumer mortgages	1,072	(27)	1,045
Investment property	356	—	356

Total residential real estate	1,428	(27)	1,401
Consumer installment	—	—	—

Total	$5,558	(132)	5,426

With allowance recorded:
Commercial and industrial	$528	(7)	521	$	277
Construction and land development	1,618	—	1,618		123
Commercial real estate:
Owner occupied	3,124	(35)	3,089		765
Other	—	—	—		—

Total commercial real estate	3,124	(35)	3,089		765
Residential real estate:
Consumer mortgages	1,073	(56)	1,017		144
Investment property	—	—	—		—

Total residential real estate	1,073	(56)	1,017		144
Consumer installment	—	—	—		—

Total	$6,343	(98)	6,245	$	1,309

Total impaired loans	$11,901	(230)	11,671	$	1,309

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2011

		Average	Total interest
		recorded	income
(In thousands)		investment	recognized

Impaired loans:
Commercial and industrial	$	316	9
Construction and land development		4,136	—
Commercial real estate:
Owner occupied		1,828	24
Other		2,374	—

Total commercial real estate		4,202	24
Residential real estate:
Consumer mortgages		1,376	—
Investment property		146	—

Total residential real estate		1,522	—
Consumer installment		—	—

Total	$	10,176	33

For the years ended December 31, 2010 and 2009, the average recorded investments in impaired loans were $9.2 million and $4.0 million, respectively. Total interest income recognized on impaired loans for the years ended December 31, 2010, and 2009 was not material.

Troubled Debt Restructurings

Impaired loans also included TDRs. In the normal course of business, management may grant concessions to borrowers who are experiencing financial difficulty. A concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructuring.

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

At December 31, 2011 and 2010, the Company had impaired loans classified as TDRs of $9.6 million and $7.6 million, respectively. At December 31, 2011 the Company had $1.1 million in accruing TDRs. The Company had no accruing TDRs at December 31, 2010. For impaired loans classified as TDRs, the related allowance for loan losses was approximately $1.0 million at both December 31, 2011 and 2010. At December 31, 2011, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

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

	Year ended December 31, 2011
		Pre-	Post -
		modification	modification
	Number	outstanding	outstanding
	of	recorded	recorded
($ in thousands)	contracts	investment	investment

TDRs:
Commercial and industrial	2	$791	523
Construction and land development	3	4,925	4,894
Commercial real estate:
Owner occupied	5	3,127	2,840
Other	1	1,229	1,229

Total commercial real estate	6	4,356	4,069
Residential real estate:
Consumer mortgages	—	—	—
Investment property	1	391	391

Total residential real estate	1	391	391
Consumer installment	—	—	—

Total	12	$10,463	9,877

The majority of the loans modified in a TDR during the year ended December 31, 2011 included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate. Only two modifications during the year ended December 31, 2011 were A/B note restructurings, where the B note was charged off. Total charge-offs related to B notes during the year ended December 31, 2011 were approximately $0.6 million. Other decreases in the post modification outstanding recorded investment were due to principal payments made by the borrower at the date of modification. In certain circumstances, the Company may require the borrower to reduce the principal balance in order to grant an extension or renewal of the loan.

The following table summarizes the recorded investment in loans modified in a TDR within 2011 for which there was a payment default (defined as 90 days or more past due) during the respective period.

	$00.00	$00.00
	Year ended December 31, 2011
	Number of	Recorded
($ in thousands)	Contracts	investment

TDRs:
Commercial and industrial	—	—
Construction and land development	—	—
Commercial real estate:
Owner occupied	2	1,172
Other	1	1,201

Total commercial real estate	3	2,373
Residential real estate:
Consumer mortgages	—	—
Investment property	—	—

Total residential real estate	—	—
Consumer installment	—	—

Total	3	2,373

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 is presented below.

	December 31

(Dollars in thousands)		2011	2010

Land	$	4,983	4,678
Buildings and improvements		7,784	6,708
Furniture, fixtures, and equipment		3,200	3,290

Total premises and equipment		15,967	14,676
Less: accumulated depreciation		(6,622)	(6,571)

Premises and equipment, net	$	9,345	8,105

Depreciation expense was approximately $328 thousand, $319 thousand, and $320 thousand for the years ended December 31, 2011, 2010 and 2009, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

NOTE 8: MORTGAGE SERVICING RIGHTS, NET

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

The change in amortized MSRs and the related valuation allowance for the years ended December 31, 2011 and 2010, is presented below.

	Year ended December 31
(Dollars in thousands)	2011	2010	2009

Beginning balance	$1,189	834	—
Additions, net	415	524	914
Amortization expense	(242)	(169)	(80)
Change in valuation allowance	(117)	—	—

Ending balance	$1,245	1,189	834

Fair value of amortized MSRs:
Beginning of period	1,335	978	—
End of period	$1,245	1,335	978

The Company periodically evaluates MSRs for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation allowance is established. The valuation allowance is adjusted as the fair value changes. Changes in the valuation allowance are recognized in earnings as a component of mortgage lending income. At December 31, 2011, the Company recorded a valuation allowance of $117,000, and at December 31, 2010, there was no valuation allowance recorded for MSRs.

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2011 and 2010, respectively, are presented below.

	December 31
(Dollars in thousands)	2011	2010

Unpaid principal balance	$196,069	157,929
Weighted average prepayment speed (CPR)	17.8%	12.1
Discount rate (annual percentage)	11.0%	11.0
Weighted average coupon interest rate	4.4%	4.6
Weighted average remaining maturity (months)	276	289
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2011, the weighted average amortization period for MSRs was 4.27 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2011

2012	$309
2013	247
2014	192
2015	148
2016	114

NOTE 9: DEPOSITS

At December 31, 2011, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2011

2012	$157,841
2013	60,158
2014	25,559
2015	19,308
2016	8,065
Thereafter	10,431

Total certificates of deposit and other time deposits	$281,362

Additionally, at December 31, 2011 and 2010, approximately $169.2 and $190.3 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $100,000 or greater.

At December 31, 2011 and 2010, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 10: SHORT-TERM BORROWINGS

At December 31, 2011, 2010 and 2009, the composition of short-term borrowings is presented below.

	2011		2010		2009

		Weighted		Weighted		Weighted
(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$—	—	$12,450	0.93
Average during the year	6	1.00%	1,125	0.94%	498	0.88%
Maximum outstanding at any month-end	—		—		12,450

Securities sold under agreements to repurchase:
As of December 31	$2,805	0.50%	$2,685	0.50%	$3,510	0.50%
Average during the year	2,416	0.50%	2,404	0.50%	10,292	0.50%
Maximum outstanding at any month-end	2,936		2,858		15,224

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $40.0 million with none outstanding at December 31, 2011.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $4.3 million and $5.0 million at December 31, 2011 and 2010, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 11: LONG-TERM DEBT

At December 31, 2011 and 2010, the composition of long-term debt is presented below.

	2011		2010

		Weighted		Weighted
(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

FHLB advances, due 2012 to 2018	$63,096	3.93%	$71,114	3.88%
Securities sold under agreements to repurchase, due 2017	15,000	4.21	15,000	4.21
Subordinated debentures, due 2033	7,217	3.38	7,217	3.38

Total long-term debt	$85,313	3.93%	$93,331	3.90%

The Bank had $63.1 million and $71.1 million of FHLB advances with original maturities greater than one year at December 31, 2011 and 2010, respectively. Securities with an aggregate carrying value of $33.0 million and $52.8 million and certain qualifying residential mortgage loans with an aggregate carrying value of $51.8 million and $48.9 million at December 31, 2011 and 2010, respectively, were pledged to secure long-term FHLB advances.

The Bank had $15.0 million in securities sold under agreements to repurchase with an original maturity greater than one year at December 31, 2011 and 2010. Securities with an aggregate carrying value of $19.0 million at December 31, 2011 and 2010 were pledged to secure long-term securities sold under agreements to repurchase.

The Company formed Auburn National Bancorporation Capital Trust I, a wholly-owned statutory business trust, in 2003. The Trust issued $7.0 million of trust preferred securities that were sold to third parties. The proceeds from the sale of the trust preferred securities and trust common securities that we hold, were used to purchase subordinated debentures of $7.2 million from the Company, which are presented as long-term debt in the consolidated balance sheets and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The debentures mature on December 31, 2033 and may be redeemed on or after December 31, 2008.

The following is a schedule of annual maturities of long-term debt:

(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total

FHLB advances	$18	15,018	20,018	18,018	18	10,006	63,096
Securities sold under agreements to repurchase	—	—	—	—	—	15,000	15,000
Subordinated debentures	—	—	—	—	—	7,217	7,217

Total long-term debt	$18	15,018	20,018	18,018	18	32,223	85,313

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009, is presented below.

(In thousands)	Pre-tax amount	Tax benefit (expense)	Net of tax amount

2011:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(130)	48	(82)
Unrealized net holding gain on all other securities	11,187	(4,128)	7,059
Reclassification adjustment for net gain on securities recognized in net earnings	(878)	324	(554)

Other comprehensive income	$10,179	(3,756)	6,423

2010:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(210)	77	(133)
Unrealized net holding loss on all other securities	(2,032)	751	(1,281)
Reclassification adjustment for net gain on securities recognized in net earnings	(1,423)	525	(898)

Other comprehensive loss	$(3,665)	1,353	(2,312)

2009:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(257)	95	(162)
Unrealized net holding loss on all other securities	(4,226)	1,559	(2,667)
Reclassification adjustment for net loss on securities recognized in net earnings	3,703	(1,366)	2,337

Other comprehensive loss	$(780)	288	(492)

NOTE 13: INCOME TAXES

For the years ended December 31, 2011, 2010, and 2009 the components of income tax expense (benefit) from continuing operations are presented below.

	Year ended December 31

(Dollars in thousands)	2011	2010	2009

Current income taxes:
Federal	$72	1,290	1,563
State	353	285	287

Total current income taxes	425	1,575	1,850

Deferred income taxes:
Federal	(344)	(698)	(1,930)
State	(24)	(79)	(260)

Total deferred income taxes	(368)	(777)	(2,190)

Total income tax expense (benefit)	$57	798	(340)

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2011, 2010, and 2009, is presented below. As discussed in Footnote 1, income tax expense for the year ended December 31, 2009 included a $281 thousand tax benefit related to the correction of an error in prior periods. The error resulted from the incorrect calculation of tax basis for certain available-for-sale securities, primarily related to periods prior to January 1, 2007.

	2011		2010		2009

(Dollars in thousands)	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings

Earnings before income taxes	$5,595		6,144		2,064

Income taxes at statutory rate	1,902	34.0%	2,089	34.0%	702	34.0%
Tax-exempt interest	(1,028)	(18.4)	(1,042)	(17.0)	(939)	(45.5)
State income taxes, net of federal tax effect	183	3.3	151	2.5	44	2.1
Low-income housing credit	(891)	(15.9)	(220)	(3.6)	(228)	(11.0)
Bank owned life insurance	(157)	(2.8)	(154)	(2.5)	(144)	(7.0)
Change in valuation allowance	—	—	—	—	505	24.5
Correction of prior period error	—	—	—	—	(281)	(13.6)
Other	48	0.9	(26)	(0.4)	1	—

Total income tax expense (benefit)	$57	1.0%	798	13.0%	(340)	(16.5)%

The Company had net deferred tax assets of $2.4 million and $5.8 million at December 31, 2011 and 2010, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	December 31

(Dollars in thousands)	2011	2010

Deferred tax assets:
Allowance for loan losses	$ 2,553	2,832
Premises and equipment	3	—
Securities	1,209	1,549
Unrealized loss on securities	—	1,288
Other real estate owned	1,182	466
Capital loss carry-forwards	505	505
Tax credit carry-forwards	277	108
Other	333	401

Total deferred tax assets	6,062	7,149
Less: valuation allowance for nondeductible capital losses	(505)	(505)

Total deferred tax assets less valuation allowance	5,557	6,644

Deferred tax liabilities:
Premises and equipment	—	59
Unrealized gain on securities	2,468	—
Originated mortgage servicing rights	459	439
Other	205	333

Total deferred tax liabilities	3,132	831

Net deferred tax asset	$2,425	5,813

At December 31, 2011, the Company had capital loss carry-forwards of approximately $0.5 million that expire in 2014. The Company’s capital loss carry-forwards at December 31, 2011 and 2010, respectively, were primarily attributable to a capital loss for income tax purposes related to its investments in the common stock of Silverton Financial Services, Inc, the holding company of Silverton Bank, which failed on May 1, 2009.

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

The Company had a valuation allowance for deferred tax assets of approximately $0.5 million at December 31, 2011 and 2010, respectively, which reduced its deferred tax asset related to capital loss carry-forwards to an amount that management believes will more-likely-than-not be realized. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of its remaining deferred tax assets at December 31, 2011. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2011, 2010, and 2009, is presented below.

		Year ended December 31

(Dollars in thousands)		2011	2010	2009

Net deferred tax asset:
Balance, beginning of year	$	5,813	3,683	1,205
Deferred tax benefit related to continuing operations		368	777	2,190
Stockholders’ equity, for accumulated other comprehensive (income) loss		(3,756)	1,353	288

Balance, end of year	$	2,425	5,813	3,683

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2011, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2012 relative to any tax positions taken prior to December 31, 2011. As of December 31, 2011, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2008 through 2011.

NOTE 14: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $110 thousand, $113 thousand, and $120 thousand for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in salaries and benefits expense.

NOTE 15: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2011, the Company had no derivative contracts to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the year end December 31, 2011 is presented below.

		Other Assets	Other Liabilities	Other noninterest income

(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)

Interest rate swap agreements:
Pay fixed / receive variable	$ 5,717	—	1,325	$(224)
Pay variable / receive fixed	5,717	1,325	—	224

Total interest rate swap agreements	$ 11,434	1,325	1,325	$—

NOTE 16: COMMITMENTS AND CONTINGENT LIABILITIES

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amount represents credit risk:

		December 31

(Dollars in thousands)		2011		2010

Commitments to extend credit	$	45,882	$	41,747
Standby letters of credit		8,212		7,785
Commitments to fund affordable housing investments		—		4,378

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for lines of credit may expire without being drawn upon. Therefore, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $69 thousand and $54 thousand at December 31, 2011 and 2010, respectively.

Periodically, the Company may invest in various limited partnerships that sponsor affordable housing projects in its primary markets and surrounding areas as a means of supporting local communities. When commitments to fund affordable housing investments are contingent upon a future event, a liability must be recognized when that contingent event becomes probable. At December 31, 2011, the Company had no commitments related to affordable housing investments. At December 31, 2010, the Company had $4.4 million in total unfunded commitments outstanding related to affordable housing, of which $1.9 million was included in other liabilities. For further discussion of the Company’s involvement with affordable housing investments, see Note 3, Variable Interest Entities.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2011, are as follows: 2012, $252 thousand; 2013, $154 thousand; 2014, $53 thousand; 2015, $37 thousand; 2016, none.

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceeding will not have a material adverse affect upon the consolidated financial condition or results of operations of the Company and the Bank.

NOTE 17: FAIR VALUE DISCLOSURES

“Fair value” is defined by FASB ASC 820, Fair Value Measurements and Disclosures, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit-price approach). FASB ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy within FASB ASC 820.

Securities – Securities available-for-sale are recorded at fair value on a recurring basis. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government securities such as U.S. Treasuries and exchange-traded equity securities.

When instruments are traded in secondary markets and quoted market prices are not available, the Company generally relies on prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities. The Company has evaluated the pricing methodologies used by the vendors and maintains internal processes that periodically test the valuations provided. Securities measured with these valuation techniques are generally classified within Level 2 of the valuation hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using inputs observable in the market where available. Examples include U.S. government agency securities, residential mortgage-backed securities, and securities of U.S. states and political subdivisions.

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

Other assets – The Company has certain financial assets carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. This information is periodically tested by the Company and validated against other third party valuations. If needed, other market participants may be utilized to determine the appropriate fair value. The Company classified these derivative assets within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at December 31, 2011 or 2010.

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

Other liabilities – The Company has certain financial liabilities carried at fair value on a recurring basis, including interest rate swap agreements. The carrying amount of interest rate swap agreements is based on information obtained from a third party bank. This information is periodically tested by the Company and validated against other third party valuations. If needed, other market participants may be utilized to determine the appropriate fair value. The Company classified these derivative liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments. The Company had no derivative contracts to assist in managing interest rate sensitivity at December 31, 2011 or 2010.

Assets and liabilities measured at fair value on a recurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively, by caption, on the Consolidated Balance Sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011:
Securities available-for-sale:
Agency obligations	$51,085	—	51,085	—
Agency RMBS	164,798	—	164,798	—
State and political subdivisions	81,713	—	81,713	—
Trust preferred securities:
Pooled	100	—	—	100
Individual issuer	1,886	—	—	1,886

Total securities available-for-sale	299,582	—	297,596	1,986
Other assets (1)	1,325	—	1,325	—

Total assets at fair value	$300,907	—	298,921	1,986

Other liabilities(1)	1,325	—	1,325	—

Total liabilities at fair value	$1,325	—	1,325	—

December 31, 2010:
Securities available-for-sale:
Agency obligations	$90,471	—	90,471	—
Agency RMBS	143,144	—	143,144	—
State and political subdivisions	76,766	—	76,766	—
Trust preferred securities:
Pooled	20	—	—	20
Individual issuer	2,129	—	—	2,129
Corporate debt	2,690	2,690	—	—

Total securities available-for-sale	315,220	2,690	310,381	2,149

Other assets (1)	1,101	—	1,101	—

Total assets at fair value	$316,321	2,690	311,482	2,149

Other liabilities(1)	1,101	—	1,101	—

Total liabilities at fair value	$1,101	—	1,101	—

(1)	Represents the fair value of interest rate swap agreements.

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Corporation’s monthly and/or quarterly valuation process. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2011, there were no transfers between levels.

For the year ended December 31, 2010, the Company determined that its corporate debt securities should be transferred from Level 2 and classified as Level 1. The Company disposed of these corporate debt securities during the first two weeks of January 2011. Due to the proximity between December 31, 2010 and the respective trade dates for these corporate debt securities sold, the Company determined that the trade price for each security approximated its fair value at December 31, 2010. For the year ended December 31, 2010 there were no other transfers between levels.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities and corporate debt securities, as applicable, recognized in the accompanying Consolidated Balance Sheets using Level 3 inputs:

	Year ended December 31

(Dollars in thousands)	2011	2010	2009

Beginning balance	$2,149	$1,463	$8,705
Total realized and unrealized gains and (losses):
Included in net earnings	(338)	(1,218)	(5,234)
Included in other comprehensive income	175	1,904	605
Purchases	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers in and/or (out) of Level 3	—	—	(2,613)

Ending balance	$1,986	$2,149	$1,463

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

Assets and liabilities measured at fair value on a nonrecurring basis

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, respectively, by caption, on the Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011:
Loans held for sale	$3,346	—	3,346	—
Loans, net(1)	9,765	—	—	9,765
Other real estate owned	7,898	—	—	7,898
Other assets (2)	1,245	—	—	1,245

Total assets at fair value	$22,254	—	3,346	18,908

December 31, 2010:
Loans held for sale	$4,281	—	4,281	—
Loans, net(1)	10,362	—	—	10,362
Other real estate owned	8,125	—	—	8,125
Other assets (2)	1,189	—	—	1,189

Total assets at fair value	$23,957	—	4,281	19,676

(1)	Loans considered impaired under FASB ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

NOTE 18: FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below.

Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the fair value estimates derived for those assets and liabilities cannot be necessarily substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

Securities available-for-sale

Fair value measurement is based upon quoted prices if available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments. See Note 5, Securities, and Note 17, Fair Value Disclosures, for additional disclosure related to fair value measurements for securities.

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

The carrying value and related estimated fair value of the Company’s financial instruments at December 31, 2011 and 2010 are presented below.

	December 31, 2011		December 31, 2010

(Dollars in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial Assets:
Cash and cash equivalents	$55,428	$55,428	$21,424	$21,424
Securities available-for-sale	299,582	299,582	315,220	315,220
Loans held for sale	3,346	3,346	4,281	4,281
Loans, net	363,344	371,433	366,539	372,869
Derivative assets	1,325	1,325	1,101	1,101
Financial Liabilities:
Deposits	$619,552	$624,835	$607,127	$615,300
Short-term borrowings	2,805	2,805	2,685	2,685
Long-term debt	85,313	93,360	93,331	99,505
Derivative liabilities	1,325	1,325	1,101	1,101

NOTE 19: RELATED PARTY TRANSACTIONS

A director of the Company is an officer in a construction company that the Company contracted with during 2011 and 2008 for the construction of two new branch facilities. Total payments made to the construction company under the terms of the construction contracts were $844 thousand and $587 thousand for the years ended December 31, 2011 and December 31, 2009, respectively. No payments were made to the construction company for the year ended December 31, 2010.

Another executive officer and director of the Company is the owner of a heating and air conditioning company that the Company contracted with during 2011 for the replacement and improvement of the heating and cooling systems in the Bank’s 23,000 square foot operations center. Total payments made to the heating and air conditioning company under the terms of the contract were $200 thousand for the year ended December 31, 2011.

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2010	$4,048
New loans/advances	4,749
Repayments	(3,347)

Loans outstanding at December 31, 2011	$5,450

During 2011 and 2010, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2011 and 2010 amounted to $18.4 million and $18.7 million, respectively.

NOTE 20: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements and policies administered by federal and State of Alabama banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, including anticipated capital needs, and the Federal Reserve is encouraging the maintenance of higher levels of capital well above the minimum ratios and is expected to propose higher capital requirements to implement the Dodd-Frank Act and Basel III capital requirements. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) Tier 1 leverage capital ratio, Tier 1 risk-based ratio and total risk-based ratio. Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management has not received any notification from the Company’s or the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2011 and 2010 are presented below.

	00000000	00000000	00000000	00000000	00000000	00000000
	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2011:
Tier 1 Leverage Capital
Auburn National Bancorporation	$68,220	8.82%	$30,927	4.00%	N/A	N/A
AuburnBank	67,542	8.75	30,868	4.00	$38,585	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$68,220	15.40%	$17,715	4.00%	N/A	N/A
AuburnBank	67,542	15.23	17,742	4.00	$26,614	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$73,800	16.66%	$35,430	8.00%	N/A	N/A
AuburnBank	73,122	16.49	35,485	8.00	$44,356	10.00%

At December 31, 2010:
Tier 1 Leverage Capital
Auburn National Bancorporation	$65,644	8.47%	$30,999	4.00%	N/A	N/A
AuburnBank	61,707	8.00	30,835	4.00	$38,544	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$65,644	14.57%	$18,017	4.00%	N/A	N/A
AuburnBank	61,707	13.82	17,863	4.00	$26,795	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$71,269	15.82%	$36,035	8.00%	N/A	N/A
AuburnBank	67,332	15.08	35,727	8.00	$44,658	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2011, the Bank could have declared additional dividends of approximately $4.9 million without prior approval of regulatory authorities. As a result of this limitation, approximately $66.9 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 21: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheet and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2011	2010

Assets:
Cash and due from banks	$1,369	804
Investment in bank subsidiary	71,842	59,534
Premises and equipment	170	3,388
Other assets	1,178	575

Total assets	$74,559	64,301

Liabilities:
Accrued expenses and other liabilities	$1,926	716
Long-term debt	7,217	7,217

Total liabilities	9,143	7,933

Stockholders’ equity	65,416	56,368

Total liabilities and stockholders’ equity	$74,559	64,301

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31

(Dollars in thousands)	2011	2010	2009

Income:
Dividends from bank subsidiary	$3,158	3,085	3,014
Noninterest income	385	417	445

Total income	3,543	3,502	3,459

Expense:
Interest expense	236	236	236
Noninterest expense	485	577	587

Total expense	721	813	823

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	2,822	2,689	2,636
Income tax benefit	(31)	(65)	(97)

Earnings before equity in undistributed earnings of bank subsidiary	2,853	2,754	2,733

Equity in undistributed (distributed) earnings of bank subsidiary	2,685	2,592	(329)

Net earnings	$5,538	5,346	2,404

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31

(Dollars in thousands)	2011	2010	2009

Cash flows from operating activities:
Net earnings	$5,538	5,346	2,404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80	106	105
Net decrease in other assets	22	16	11
Net (decrease) increase in other liabilities	(727)	32	(78)
Equity in (undistributed) distributed earnings of bank subsidiary	(2,685)	(2,592)	329

Net cash provided by operating activities	2,228	2,908	2,771

Cash flows from investing activities:
Purchases of premises and equipment	—	(20)	(4)
Proceeds from sale of premises and equipment to bank subsidiary	4,450	—	—
Capital contribution to bank subsidiary	(3,200)	—	—

Net cash provided by (used in) investing activities	1,250	(20)	(4)

Cash flows from financing activities:
Stock repurchases	—	(9)	(90)
Proceeds from sale of treasury stock	1	2	3
Dividends paid	(2,914)	(2,842)	(2,770)

Net cash used in financing activities	(2,913)	(2,849)	(2,857)

Net change in cash and cash equivalents	565	39	(90)
Cash and cash equivalents at beginning of period	804	765	855

Cash and cash equivalents at end of period	$1,369	804	765

NOTE 22: SUBSEQUENT EVENTS

The Company sold its interests in three affordable housing limited partnerships with a carrying value of $5.2 million during January 2012. Net proceeds from the sale of these investments were approximately $8.5 million. As a result, the Company will recognize a pre-tax gain on sale of $3.3 million during the first quarter of 2012.

In addition, during January 2012, the Company paid off $38.0 million in FHLB advances with a weighted average rate of 4.26% and a weighted average duration of 2.6 years. In connection with paying off the FHLB advances, the Company will incur prepayment penalties of approximately $3.7 million during the first quarter of 2012. Sources available to repay the FHLB advances included net proceeds from the sale of the Company’s limited partnership interests and excess liquidity previously invested in federal funds.

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

As of December 31, 2011 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Earnings for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, VP, Controller and Chief Financial Officer.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 26, 2012.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr. President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 26, 2012

/S/ DAVID A. HEDGES David A. Hedges	VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2012

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 26, 2012

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 26, 2012

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 26, 2012

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 26, 2012

/S/ J. E. EVANS J. E. Evans	Director	March 26, 2012

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 26, 2012

/S/ DAVID E. HOUSEL David E. Housel	Director	March 26, 2012

/S/ ANNE M. MAY Anne M. May	Director	March 26, 2012

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 26, 2012

/S/ EMIL F. WRIGHT, JR. Emil F. Wright, Jr.	Director	March 26, 2012

EXHIBIT INDEX

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, VP, Controller and Chief Financial Officer.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.