Form 10-Q
period 2012-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2012-05-15
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2012

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.01 par value per share	3,642,818 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	0000000000000	0000000000000
	March 31,	December 31,

(Dollars in thousands, except share data)	2012	2011

Assets:
Cash and due from banks	$15,250	$12,395
Federal funds sold	20,325	41,840
Interest bearing bank deposits	734	1,193

Cash and cash equivalents	36,309	55,428

Securities available-for-sale	299,902	299,582
Loans held for sale	1,399	3,346
Loans, net of unearned income	380,377	370,263
Allowance for loan losses	(7,496)	(6,919)

Loans, net	372,881	363,344

Premises and equipment, net	9,614	9,345
Bank-owned life insurance	16,730	16,631
Other real estate owned	7,346	7,898
Other assets	16,341	20,644

Total assets	$760,522	$776,218

Liabilities:
Deposits:
Noninterest-bearing	$110,876	$106,276
Interest-bearing	530,319	513,276

Total deposits	641,195	619,552
Federal funds purchased and securities sold under agreements to repurchase	2,835	2,805
Long-term debt	47,308	85,313
Accrued expenses and other liabilities	3,212	3,132

Total liabilities	694,550	710,802

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,753	3,753
Retained earnings	64,764	64,045
Accumulated other comprehensive income, net	4,059	4,222
Less treasury stock, at cost 314,397 shares at March 31, 2012 and December 31, 2011, respectively	(6,643)	(6,643)

Total stockholders’ equity	65,972	65,416

Total liabilities and stockholders’ equity	$760,522	$776,218

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	000000000000	000000000000
	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2012	2011

Interest income:
Loans, including fees	$5,265	$5,287
Securities	1,969	2,538
Federal funds sold and interest bearing bank deposits	14	9

Total interest income	7,248	7,834

Interest expense:
Deposits	1,725	2,170
Short-term borrowings	4	3
Long-term debt	518	847

Total interest expense	2,247	3,020

Net interest income	5,001	4,814
Provision for loan losses	600	600

Net interest income after provision for loan losses	4,401	4,214

Noninterest income:
Service charges on deposit accounts	291	291
Mortgage lending	669	384
Bank-owned life insurance	99	107
Gain on sale of affordable housing investments	3,268	—
Other	358	353
Securities gains (losses), net:
Realized gains, net	309	5
Total other-than-temporary-impairments	(130)	(261)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	210

Total securities gains (losses), net	179	(46)

Total noninterest income	4,864	1,089

Noninterest expense:
Salaries and benefits	2,143	1,930
Net occupancy and equipment	338	346
Professional fees	187	171
FDIC and other regulatory assessments	183	282
Other real estate owned, net	69	(17)
Prepayment penalty on long-term debt	3,708	—
Other	914	882

Total noninterest expense	7,542	3,594

Earnings before income taxes	1,723	1,709
Income tax expense	258	160

Net earnings	$1,465	$1,549

Net earnings per share:
Basic and diluted	$0.40	$0.43

Weighted average shares outstanding:
Basic and diluted	3,642,738	3,642,728

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	0000000000000	0000000000000
	Quarter ended March 31,

(Dollars in thousands)	2012	2011

Net earnings	$1,465	$1,549

Other comprehensive (loss) income, net of tax:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	—	(133)
Unrealized net holding (loss) gain on all other securities	(50)	715
Reclassification adjustment for net (gain) loss on securities recognized in net earnings	(113)	29

Other comprehensive (loss) income	(163)	611

Comprehensive income	$1,302	$2,160

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
					Accumulated

			Additional		other

	Common Stock		paid-in	Retained	comprehensive	Treasury

(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368
Net earnings	—	—	—	1,549	—	—	1,549
Other comprehensive income	—	—	—	—	611	—	611
Cash dividends paid ($0.20 per share)	—	—	—	(728)	—	—	(728)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, March 31, 2011	3,957,135	$39	$3,753	$62,242	$(1,590)	$(6,643)	$57,801

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416
Net earnings	—	—	—	1,465	—	—	1,465
Other comprehensive loss	—	—	—	—	(163)	—	(163)
Cash dividends paid ($0.205 per share)	—	—	—	(746)	—	—	(746)

Balance, March 31, 2012	3,957,135	$39	$3,753	$64,764	$4,059	$(6,643)	$65,972

See accompanying notes to condensed consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	0000000000	0000000000
	Quarter ended March 31,
(In thousands)	2012	2011

Cash flows from operating activities:
Net earnings	$1,465	$1,549
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	600	600
Depreciation and amortization	208	154
Premium amortization and discount accretion, net	769	636
Net (gain) loss on securities available for sale	(179)	46
Net gain on sale of loans held for sale	(660)	(288)
Net loss on other real estate owned	52	17
Loss on prepayment of long-term debt	3,708	—
Loans originated for sale	(28,753)	(11,417)
Proceeds from sale of loans	31,192	14,692
Increase in cash surrender value of bank owned life insurance	(99)	(107)
Gain on sale of affordable housing partnership investments	(3,268)	—
Net (increase) decrease in other assets	(876)	32
Net increase (decrease) in accrued expenses and other liabilities	175	(140)

Net cash provided by operating activities	4,334	5,774

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	19,126	6,706
Proceeds from maturities of securities available-for-sale	36,936	11,777
Purchase of securities available-for-sale	(57,230)	(24,073)
(Increase) decrease in loans, net	(10,137)	4,065
Net purchases of premises and equipment	(361)	(9)
Capital contributions to affordable housing limited partnerships	—	(1,871)
Proceeds from sale of affordable housing limited partnerships	8,499	—
Proceeds from sale of other real estate owned	500	478

Net cash used in investing activities	(2,667)	(2,927)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,600	7,189
Net increase in interest-bearing deposits	17,043	17,078
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	30	(464)
Repayments or retirement of long-term debt	(41,713)	(8,004)
Proceeds from sale of treasury stock	—	1
Dividends paid	(746)	(728)

Net cash (used in) provided by financing activities	(20,786)	15,072

Net change in cash and cash equivalents	(19,119)	17,919
Cash and cash equivalents at beginning of period	55,428	21,424

Cash and cash equivalents at end of period	$36,309	$39,343

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,448	$3,188
Income taxes	—	332
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	820

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

Basis of Presentation and Use of Estimates

The unaudited condensed consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include other-than-temporary impairment on investment securities, the determination of the allowance for loan losses, fair value of financial instruments, and the valuation of deferred tax assets and other real estate owned.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to March 31, 2012. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Accounting Developments

In the first quarter of 2012, the Company adopted new guidance related to the following Codification topics:

•	ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements;

•	ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure;

•	ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income;

•

ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting; and Standards Update No. 2011-05; and

•	ASU 2011-08, Testing Goodwill for Impairment.

Information about these pronouncements are described in more detail below.

ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements, removes from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed-upon terms, even if the transferee were to default. The requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement assets is also eliminated. The amendments in this ASU were effective for interim and annual periods beginning after December 31, 2011, with prospective application to transactions or modifications of existing transactions that occur on or after the effective date. Adoption of this ASU did not have a significant impact on the financial statements of the Company.

ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, outlines the collaborative effort of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value. The ASU changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This Update was effective for the Company in the first quarter of 2012 and will be applied prospectively. Adoption of the ASU required expanded disclosure of the Company’s fair value disclosures. See Note 8, Fair Value.

ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, amends existing standards allowing either a single continuous statement of comprehensive income or two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income in both options. This Update also requires companies to present amounts reclassified out of other comprehensive income and into net income on the face of the statement of income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers indefinitely the requirement to present reclassification adjustments on the statement of income. The remaining provisions were effective for the Company in the first quarter of 2012 with retrospective application. Adoption of the ASU required the Company to add a statement of comprehensive income. See Condensed Consolidated Statements of Comprehensive Income.

ASU 2011-08, Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than the carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is more likely than not that the fair value of a reporting unit for which goodwill is recorded is less than its carrying amount, it would not be required to perform the two-step impairment test for the reporting unit. This ASU was effective for annual and interim periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as no goodwill is currently recorded in the consolidated financial statements.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2012 and 2011, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2012 and 2011, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the quarter ended March 31, 2012 and 2011 is presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2012	2011
Basic and diluted:
Net earnings	$1,465	$1,549
Weighted average common shares outstanding	3,642,738	3,642,728
Earnings per share	$0.40	$0.43

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

At March 31, 2012, the Company did not have any consolidated VIEs to disclose but did have certain nonconsolidated VIEs, discussed below.

Trust Preferred Securities

The Company owns the common stock of a subsidiary business trust, Auburn National Bancorporation Capital Trust I, which issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $7.0 million at the time of issuance. This trust meets the definition of a VIE of which the Company is not the primary beneficiary; the trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures of approximately $7.2 million are included in long-term debt and the Company’s equity interest in the business trust is included in other assets. Interest expense on the junior subordinated debentures is included in interest expense on long-term debt. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has indicated that such trust preferred securities will continue to constitute Tier 1 Capital of the Company until further notice.

The following table summarizes VIEs that are not consolidated by the Company as of March 31, 2012.

	Maximum	Liability
(Dollars in thousands)	Loss Exposure	Recognized	Classification
Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At March 31, 2012 and December 31, 2011, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2012 and December 31, 2011, respectively, are presented below.

	March 31, 2012
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	14,930	25,887	40,817	46	89	$40,860
Agency RMBS (a)	—	—	11,329	162,130	173,459	2,432	134	171,161
State and political subdivisions	115	1,326	19,270	63,889	84,600	4,440	96	80,256
Trust preferred securities:
Individual issuers	—	—	—	1,026	1,026	53	220	1,193
Total available-for-sale	$115	1,326	45,529	252,932	299,902	6,971	539	$293,470

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2011
	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
Available-for-sale:
Agency obligations (a)	$—	—	5,013	46,072	51,085	182	1	$50,904
Agency RMBS (a)	—	—	14,935	149,863	164,798	2,534	129	162,393
State and political subdivisions	—	414	17,761	63,538	81,713	4,339	48	77,422
Trust preferred securities:
Pooled	—	—	—	100	100	—	130	230
Individual issuers	—	—	—	1,886	1,886	186	243	1,943
Total available-for-sale	$—	414	37,709	261,459	299,582	7,241	551	$292,892

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $150.9 million and $161.5 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amount of cost-method investments was $5.0 million at both March 31, 2012 and December 31, 2011, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2012 and December 31, 2011, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2012:
Agency obligations	$14,884	89	—	—	$14,884	89
Agency RMBS	37,566	134	—	—	37,566	134
State and political subdivisions	3,349	84	288	12	3,637	96
Trust preferred securities:
Individual issuer	—	—	780	220	780	220
Total	$55,799	307	1,068	232	$56,867	539

December 31, 2011:
Agency obligations	$5,000	1	—	—	$5,000	1
Agency RMBS	17,020	129	—	—	17,020	129
State and political subdivisions	1,686	11	718	37	2,404	48
Trust preferred securities:
Pooled	—	—	100	130	100	130
Individual issuer	—	—	757	243	757	243
Total	$23,706	141	1,575	410	$25,281	551

The applicable date for determining when securities are in an unrealized loss position is March 31, 2012. As such, it is possible that a security in an unrealized loss position at March 31, 2012 had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

Agency obligations

The unrealized losses associated with agency obligations were primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit or implicit government guarantee.

Agency residential mortgage-backed securities (“RMBS”)

The unrealized losses associated with Agency RMBS were primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit or implicit government guarantee.

Securities of U.S. states and political subdivisions

The unrealized losses associated with securities of U.S. states and political subdivisions were primarily driven by changes in interest rates and were not due to the credit quality of the securities. These securities will continue to be monitored as part of the Company’s quarterly impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. As a result, the Company expects to recover the entire amortized cost basis of these securities.

Individual issuer’s trust preferred securities

The unrealized losses associated with individual issuer trust preferred securities were related to securities backed by individual issuer community banks. For individual issuers, management evaluates the financial performance of the issuer on a quarterly basis to determine if it is probable that the issuer can make all contractual principal and interest payments. Based upon its evaluation, the Company expects to recover the remaining amortized cost basis of these securities.

Cost-method investments

At March 31, 2012, cost-method investments with an aggregate cost of $5.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

The carrying values of the Company’s investment securities could decline in the future if the financial condition of individual issuers of trust preferred securities, or the credit quality of other securities deteriorate and the Company determines it is probable that it will not recover the entire amortized cost basis for the security. As a result, there is a risk that significant other-than-temporary impairment charges may occur in the future.

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for pooled and individual issuer trust preferred securities at March 31, 2012 and December 31, 2011, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer.

Trust Preferred Securities as of March 31, 2012

				Unrealized Losses			Life-to-date
	Credit Rating		Fair	Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch	Value	12 months	or Longer	Total	Charges
Individual issuers (a):
Carolina Financial Capital Trust I	n/a	n/a	$246	—	—	—	257
Main Street Bank Statutory Trust I (b)	n/a	n/a	393	—	107	107	—
TCB Trust	n/a	n/a	387	—	113	113	—
Total trust preferred securities			$1,026	—	220	220	257

n/a - not applicable, securities not rated.

(a)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(b)	Now an obligation of BB&T Corporation.

Trust Preferred Securities as of December 31, 2011

				Unrealized Losses			Life-to-date
	Credit Rating		Fair	Less than	12 months		Impairment
(Dollars in thousands)	Moody’s	Fitch	Value	12 months	or Longer	Total	Charges
Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$100	—	130	130	1,770
Individual issuers (b):
Carolina Financial Capital Trust I	n/a	n/a	193	—	—	—	257
Main Street Bank Statutory Trust I (c)	n/a	n/a	389	—	111	111	—
MNB Capital Trust I	n/a	n/a	55	—	—	—	445
PrimeSouth Capital Trust I	n/a	n/a	75	—	—	—	425
TCB Trust	n/a	n/a	368	—	91	91	—
United Community Capital Trust	n/a	n/a	806	—	—	—	379

Total individual issuer			1,886	—	202	202	1,506

Total trust preferred securities			$1,986	—	332	332	3,276

n/a - not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

(c)	Now an obligation of BB&T Corporation.

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarters ended March 31, 2012 and 2011, for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended March 31,
(Dollars in thousands)	2012	2011
Balance, beginning of period	$3,276	$2,938
Additions:
Subsequent credit impairments	130	51
Reductions:
Securities sold	2,149	—
Balance, end of period	$1,257	$2,989

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities, including equity securities carried at cost, for the quarter ended March 31, 2012 and 2011.

	Quarter ended March 31,
(Dollars in thousands)	2012	2011
Other-than-temporary impairment charges (included in earnings):
Debt securities:
Individual issuer trust preferred securities	$130	$51
Total debt securities	130	51
Total other-than-temporary impairment charges (included in earnings)	$130	$51

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$130	$51
Recorded directly to other comprehensive income for non-credit related impairment	—	210
Total other-than-temporary impairment on debt securities	$130	$261

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities, including cost-method investments.

	Quarter ended March 31,
(Dollars in thousands)	2012	2011
Gross realized gains	$473	$28
Gross realized losses	(164)	(23)
Other-than-temporary impairment charges	(130)	(51)
Realized gains (losses), net	$179	$(46)

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	0000000000000	0000000000000
	March 31,	December 31,
(In thousands)	2012	2011
Commercial and industrial	$56,804	$54,988
Construction and land development	34,350	39,814
Commercial real estate:
Owner occupied	74,444	70,202
Other	98,821	92,233

Total commercial real estate	173,265	162,435
Residential real estate:
Consumer mortgage	60,497	57,958
Investment property	44,686	43,767

Total residential real estate	105,183	101,725
Consumer installment	10,953	11,454

Total loans	380,555	370,416
Less: unearned income	(178)	(153)

Loans, net of unearned income	$380,377	$370,263

Loans secured by real estate were approximately 82.2% of the total loan portfolio at March 31, 2012. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At March 31, 2012, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following describe the risk characteristics relevant to each of the portfolio segments and classes.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of March 31, 2012, and December 31, 2011.

		Accruing	Accruing	Total
		30-89 Days	Greater than	Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

March 31, 2012:
Commercial and industrial	$56,341	174	209	56,724	80	$56,804
Construction and land development	29,846	—	—	29,846	4,504	34,350
Commercial real estate:
Owner occupied	72,542	258	—	72,800	1,644	74,444
Other	97,103	—	—	97,103	1,718	98,821
Total commercial real estate	169,645	258	—	169,903	3,362	173,265
Residential real estate:
Consumer mortgage	59,108	262	22	59,392	1,105	60,497
Investment property	43,120	395	—	43,515	1,171	44,686
Total residential real estate	102,228	657	22	102,907	2,276	105,183
Consumer installment	10,846	99	—	10,945	8	10,953
Total	$368,906	1,188	231	370,325	10,230	$380,555

December 31, 2011:
Commercial and industrial	$53,721	1,191	—	54,912	76	$54,988
Construction and land development	34,402	317	—	34,719	5,095	39,814
Commercial real estate:
Owner occupied	68,551	—	—	68,551	1,651	70,202
Other	90,427	—	—	90,427	1,806	92,233
Total commercial real estate	158,978	—	—	158,978	3,457	162,435
Residential real estate:
Consumer mortgage	56,610	400	—	57,010	948	57,958
Investment property	42,144	845	—	42,989	778	43,767
Total residential real estate	98,754	1,245	—	99,999	1,726	101,725
Consumer installment	11,397	57	—	11,454	—	11,454
Total	$357,252	2,810	—	360,062	10,354	$370,416

Allowance for Loan Losses

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing independent loan review process. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that it will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial loans, construction and land development loans, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2012 and December 31, 2011, and for the periods then ended, the Company adjusted its historical loss rates for one segment, the commercial real estate portfolio segment, based in part, on loss rates of peer bank groups.

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

The Company periodically re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance.

As a result, the Company had no unallocated amount included in the allowance at March 31, 2012 and December 31, 2011, respectively.

The following table details the changes in the allowance for loan losses by portfolio segment.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	March 31, 2012

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total
Quarter ended:
Beginning balance	$948	1,470	3,009	1,363	129	—	$6,919
Charge-offs	—	—	—	(33)	(7)	—	(40)
Recoveries	3	—	—	6	8	—	17
Net (charge-offs) recoveries	3	—	—	(27)	1	—	(23)
Provision	(106)	(31)	807	(4)	(66)	—	600
Ending balance	$845	1,439	3,816	1,332	64	—	$7,496

	March 31, 2011

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total
Quarter ended:
Beginning balance	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(56)	(33)	(339)	(57)	(1)	—	(486)
Recoveries	11	1	—	49	4	—	65
Net (charge-offs) recoveries	(45)	(32)	(339)	(8)	3	—	(421)
Provision	215	66	143	(44)	58	162	600
Ending balance	$1,142	2,257	2,697	1,284	202	273	$7,855

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2012 and December 31, 2011.

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(In thousands)	losses	in loans	losses	in loans	losses	in loans
March 31, 2012:
Commercial and industrial	$845	56,598	—	206	845	56,804
Construction and land development	1,118	29,960	321	4,390	1,439	34,350
Commercial real estate	2,509	169,051	1,307	4,214	3,816	173,265
Residential real estate	996	103,596	336	1,587	1,332	105,183
Consumer installment	64	10,953	—	—	64	10,953
Total	$5,532	370,158	1,964	10,397	7,496	380,555

December 31, 2011:
Commercial and industrial	$948	54,772	—	216	948	54,988
Construction and land development	1,323	34,719	147	5,095	1,470	39,814
Commercial real estate	2,201	158,053	808	4,382	3,009	162,435
Residential real estate	1,097	100,432	266	1,293	1,363	101,725
Consumer installment	129	11,454	—	—	129	11,454
Total	$5,698	359,430	1,221	10,986	6,919	370,416

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

	March 31, 2012
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$55,694	242	788	80	$56,804
Construction and land development	28,446	405	995	4,504	34,350
Commercial real estate:
Owner occupied	66,836	4,910	1,054	1,644	74,444
Other	88,283	617	8,203	1,718	98,821
Total commercial real estate	155,119	5,527	9,257	3,362	173,265
Residential real estate:
Consumer mortgage	52,684	1,881	4,827	1,105	60,497
Investment property	39,768	1,561	2,186	1,171	44,686
Total residential real estate	92,452	3,442	7,013	2,276	105,183
Consumer installment	10,589	221	135	8	10,953
Total	$342,300	9,837	18,188	10,230	$380,555

	December 31, 2011
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$52,834	1,359	719	76	$54,988
Construction and land development	33,373	266	1,080	5,095	39,814
Commercial real estate:
Owner occupied	62,543	4,951	1,057	1,651	70,202
Other	81,584	622	8,221	1,806	92,233
Total commercial real estate	144,127	5,573	9,278	3,457	162,435
Residential real estate:
Consumer mortgage	50,156	1,575	5,279	948	57,958
Investment property	38,732	2,225	2,032	778	43,767
Total residential real estate	88,888	3,800	7,311	1,726	101,725
Consumer installment	11,078	248	128	—	11,454
Total	$330,300	11,246	18,516	10,354	$370,416

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

•	Individually evaluated impaired loans equal to or greater than $250,000 not secured by real estate (nonaccrual commercial and industrial and consumer installment loans).

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at March 31, 2012 and December 31, 2011.

	000000000000	000000000000	000000000000	000000000000	000000000000
		March 31, 2012
(In thousands)		Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial		$206	—	206
Construction and land development		2,879	(1,572)	1,307
Commercial real estate:
Owner occupied		361	(11)	350
Other		510	(53)	457

Total commercial real estate		871	(64)	807
Residential real estate:
Consumer mortgages		—	—	—
Investment property		—	—	—

Total residential real estate		—	—	—
Consumer installment		—	—	—

Total		$3,956	(1,636)	2,320

With allowance recorded:
Commercial and industrial		$—	—	—	$—
Construction and land development		3,288	(205)	3,083	321
Commercial real estate:
Owner occupied		2,252	(36)	2,216	761
Other		1,242	(51)	1,191	546

Total commercial real estate		3,494	(87)	3,407	1,307
Residential real estate:
Consumer mortgages		992	(106)	886	80
Investment property		715	(14)	701	256

Total residential real estate		1,707	(120)	1,587	336
Consumer installment		—	—	—	—

Total		$8,489	(412)	8,077	$1,964

Total impaired loans		$12,445	(2,048)	10,397	$1,964

(1)	Unpaid principal balance represents the contractual obligation due from the customer.

(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.

(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2011
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$216	—	216
Construction and land development	3,958	(1,572)	2,386
Commercial real estate:
Owner occupied	361	(11)	350
Other	655	(50)	605

Total commercial real estate	1,016	(61)	955
Residential real estate:
Consumer mortgages	—	—	—
Investment property	—	—	—

Total residential real estate	—	—	—
Consumer installment	—	—	—

Total	$5,190	(1,633)	3,557

With allowance recorded:
Commercial and industrial	$—	—	—	$—
Construction and land development	2,882	(173)	2,709	147
Commercial real estate:
Owner occupied	2,255	(29)	2,226	544
Other	1,242	(41)	1,201	264

Total commercial real estate	3,497	(70)	3,427	808
Residential real estate:
Consumer mortgages	1,707	(797)	910	103
Investment property	390	(7)	383	163

Total residential real estate	2,097	(804)	1,293	266
Consumer installment	—	—	—	—

Total	$8,476	(1,047)	7,429	$1,221

Total impaired loans	$13,666	(2,680)	10,986	$1,221

(1)	Unpaid principal balance represents the contractual obligation due from the customer.

(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.

(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective period.

	Quarter ended March 31, 2012		Quarter ended March 31, 2011
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Impaired loans:
Commercial and industrial	$211	$4	$514	$—
Construction and land development	4,902	—	4,072	—
Commercial real estate:
Owner occupied	2,570	17	3,010	3
Other	1,691	—	1,524	—
Total commercial real estate	4,261	17	4,534	3
Residential real estate:
Consumer mortgages	894	—	1,943	—
Investment property	463	—	89	—
Total residential real estate	1,357	—	2,032	—
Consumer installment	—	—	—	—
Total	$10,731	$21	$11,152	$3

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered where the borrowers are experiencing financial difficulty. A concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

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

At March 31, 2012 and December 31, 2011, the Company had impaired loans classified as TDRs of $8.3 million and $9.6 million, respectively. The Company had $1.1 million in accruing TDRs at both March 31, 2012 and December 31, 2011. For impaired loans classified as TDRs, the related allowance for loan losses was approximately $1.4 million and $1.0 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

Effective July 1, 2011, the Company adopted ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. As such, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification and disclosure as TDRs.

The following table summarizes the recorded investment in loans modified in a TDR both before and after their modification during the quarter ended March 31, 2012 and 2011.

	Quarter ended March 31, 2012			Quarter ended March 31, 2011
		Pre-	Post -		Pre-	Post -
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment
TDRs:
Commercial and industrial	—	$—	—	—	$—	—
Construction and land development	2	2,842	1,753	—	—	—
Commercial real estate:
Owner occupied	1	818	818	2	1,098	811
Other	2	1,804	1,657	—	—	—

Total commercial real estate	3	2,622	2,475	2	1,098	811
Residential real estate:
Consumer mortgages	—	—	—	—	—	—
Investment property	—	—	—	—	—	—

Total residential real estate	—	—	—	—	—	—
Consumer installment	—	—	—	—	—	—

Total	5	$5,464	4,228	2	$1,098	811

The majority of the loans modified in a TDR during the quarter ended March 31, 2012 and 2011, respectively, included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate. For the quarter ended March 31, 2012, decreases in the post modification outstanding recorded investment were due to principal payments made by borrowers at the date of modification. For the quarter ended March 31, 2011, one of the modifications was an A/B note restructuring, where the B note was charged off. Total charge-offs related to B notes during the quarter ended March 31, 2011 were approximately $0.3 million.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the quarter ended March 31, 2012 and 2011.

	Quarter ended March 31, 2012		Quarter ended March 31, 2011
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)
TDRs:
Commercial and industrial	—	$—	—	$—
Construction and land development	1	2,386	—	—
Commercial real estate:
Owner occupied	—	—	—	—
Other	—	—	—	—

Total commercial real estate	—	—	—	—
Residential real estate:
Consumer mortgages	—	—	1	204
Investment property	—	—	—	—

Total residential real estate	—	—	1	204
Consumer installment	—	—	—	—

Total	1	$2,386	1	$204

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The change in amortized MSRs and the related valuation allowance for the quarter ended March 31, 2012 and 2011 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2012	2011
Beginning balance	$1,245	1,189
Additions, net	169	87
Amortization expense	(91)	(50)
Change in valuation allowance	(63)	—
Ending balance	$1,260	1,226

Fair value of amortized MSRs:
Beginning of period	1,245	1,335
End of period	$1,260	1,491

The Company periodically evaluates mortgage servicing rights for impairment. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. At March 31, 2012 and December 31, 2011, the carrying value of MSRs, net included a valuation allowance of $180,000 and $117,000, respectively.

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2012, the Company had no derivative contracts to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the quarter ended March 31, 2012 is presented below.

	000000000000	000000000000	000000000000	000000000000
				Other
		Other	Other	noninterest
		Assets	Liabilities	income
		Estimated	Estimated	Gains
(Dollars in thousands)	Notional	Fair Value	Fair Value	(Losses)
Interest rate swap agreements:
Pay fixed / receive variable	$5,269	—	1,250	$149
Pay variable / receive fixed	5,269	1,250	—	(149)
Total interest rate swap agreements	$10,538	1,250	1,250	$—

NOTE 8: FAIR VALUE

Fair Value Hierarchy

“Fair value” is defined by ASC 820, Fair Value Measurements and Disclosures, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for an asset or liability at the measurement date. GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1—inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable for the asset or liability, either directly or indirectly.

Level 3—inputs to the valuation methodology are unobservable and reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset or liability.

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the quarter ended March 31, 2012, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis

Securities available-for-sale

Fair values of securities available for sale were primarily measured using Level 2 inputs. For these securities, the Company obtains pricing from third party pricing services. These third party pricing services consider observable data that may include broker/dealer quotes, market spreads, cash flows, market consensus prepayment speeds, benchmark yields, reported trades, market consensus prepayment speeds, credit information and the securities’ terms and conditions. On a quarterly basis, management reviews the pricing received from the third party pricing services for reasonableness given current market conditions. As part of its review, management may obtain non-binding third party broker quotes to validate the fair value measurements. In addition, management will periodically submit pricing provided by the third party pricing services to another independent valuation firm on a sample basis. This independent valuation firm will compare the price provided by the third party pricing service with its own price and will review the significant assumptions and valuation methodologies used with management.

Fair values of individual issuer trust preferred securities were measured using Level 3 inputs. Because there is no active market for these securities, the Company engages a third party firm who specializes in valuing illiquid securities. The third party firm utilizes a discount cash flow model to estimate the fair value measurements for these securities. The credit spread that is included in the discount rate applied to the projected future cash flows is an unobservable input that is significant to the overall fair value measurement for these securities. Significant increases (decreases) in the credit spread could result in a lower (higher) fair value measurement. Because these trust preferred securities were issued by individual community banks, the credit spread will generally increase when the financial performance of the issuer deteriorates and decrease as the financial performance of the issuer improves.

Interest rate swap agreements

The carrying amount of interest rate swap agreements was included in other assets and accrued expenses and other liabilities on the accompanying consolidated balance sheets. The fair value measurements for our interest rate swap agreements were based on information obtained from a third party bank. This information is periodically tested by the Company and validated against other third party valuations. If needed, other market participants may be utilized to corroborate the fair value measurements for our interest rate swap agreements. The Company classified these derivative assets and liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively, by caption, on the Condensed Consolidated Balance Sheets by FASB ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2012:
Securities available-for-sale:
Agency obligations	$40,817	—	40,817	—
Agency RMBS	173,459	—	173,459	—
State and political subdivisions	84,600	—	84,600	—
Trust preferred securities:
Individual issuer	1,026	—	—	1,026
Total securities available-for-sale	299,902	—	298,876	1,026
Other assets (1)	1,250	—	1,250	—
Total assets at fair value	$301,152	—	300,126	1,026

Other liabilities(1)	1,250	—	1,250	—
Total liabilities at fair value	$1,250	—	1,250	—

December 31, 2011:
Securities available-for-sale:
Agency obligations	$51,085	—	51,085	—
Agency RMBS	164,798	—	164,798	—
State and political subdivisions	81,713	—	81,713	—
Trust preferred securities:
Pooled	100	—	—	100
Individual issuer	1,886	—	—	1,886
Total securities available-for-sale	299,582	—	297,596	1,986
Other assets (1)	1,325	—	1,325	—
Total assets at fair value	$300,907	—	298,921	1,986

Other liabilities(1)	1,325	—	1,325	—
Total liabilities at fair value	$1,325	—	1,325	—

(1)	Represents the fair value of interest rate swap agreements.

Assets and liabilities measured at fair value on a nonrecurring basis

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. Fair values of loans held for sale are determined using quoted market secondary market prices for similar loans. Loans held for sale are classified within Level 2 of the fair value hierarchy.

Impaired Loans

Loans considered impaired under FASB ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent.

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

Other real estate owned

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value less costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense.

Mortgage servicing rights, net

Mortgage servicing rights, net, included in other assets on the accompanying consolidated balance sheets, are carried at the lower of cost or estimated fair value. MSRs do not trade in an active market with readily observable prices. To determine the fair value of MSRs, the Company engages an independent third party. The independent third party’s valuation model calculates the present value of estimated future net servicing income using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Periodically, the Company will review broker surveys and other market research to validate significant assumptions used in the model. The significant unobservable inputs include prepayment speeds or the constant prepayment rate (“CPR”) and the weighted average discount rate. Because the valuation of MSRs requires the use of significant unobservable inputs, all of the Company’s MSRs are classified within Level 3 of the valuation hierarchy.

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, respectively, by caption, on the Condensed Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Loans held for sale	$1,399	—	1,399	—
Loans, net(1)	8,433	—	—	8,433
Other real estate owned	7,346	—	—	7,346
Other assets (2)	1,260	—	—	1,260
Total assets at fair value	$18,438	—	1,399	17,039

December 31, 2011:
Loans held for sale	$3,346	—	3,346	—
Loans, net(1)	9,765	—	—	9,765
Other real estate owned	7,898	—	—	7,898
Other assets (2)	1,245	—	—	1,245
Total assets at fair value	$22,254	—	3,346	18,908

(1)	Loans considered impaired under FASB ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying Condensed Consolidated Balance Sheets using Level 3 inputs:

	Quarter ended March 31
(Dollars in thousands)	2012	2011
Beginning balance	$1,986	$2,149
Total realized and unrealized gains and (losses):
Included in net earnings	(6)	(51)
Included in other comprehensive income	20	135
Sales	(974)	—
Ending balance	$1,026	$2,233

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted
	Carrying			Average
(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Recurring:

Trust preferred securities	$1,026	Discounted cash flow	Credit spread (basis points)	627 bp

Nonrecurring:

Impaired loans	$8,433	Appraisal	Appraisal discounts (%)	22.5%

Other real estate owned	7,346	Appraisal	Appraisal discounts (%)	10.9%

Mortgage servicing rights, net	1,260	Discounted cash flow	Prepayment speed or CPR (%)	19.1%

			Discount rate (%)	11.0%

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good–faith estimate of the fair value of financial instruments held by the Company. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by FASB ASC 820 and generally produces a higher value than an exit-price approach. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

Time Deposits

Fair values for time deposits were estimated using discounted cash flows. The discount rates were based on rates currently offered for deposits with similar remaining maturities.

Long-term debt

The fair value of the Company’s fixed rate long-term debt is estimated using discounted cash flows based on estimated current market rates for similar types of borrowing arrangements. The carrying amount of the Company’s variable rate long-term debt approximates its fair value.

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included deposits with no stated maturity, which are payable on demand at the reporting date (i.e, their carrying amount) and short-term borrowings.

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3
(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs
March 31, 2012:
Financial Assets:
Loans, net (1)	$372,881	$381,115	$—	$—	$381,115
Financial Liabilities:
Time Deposits	$272,680	$277,486	$—	$277,486	$—
Long-term debt	47,308	51,142	—	51,142	—

December 31, 2011:
Financial Assets:
Loans, net (1)	$363,344	$371,433	$—	$—	$371,433
Financial Liabilities:
Time Deposits	$281,362	$286,644	$—	$286,644	$—
Long-term debt	85,313	93,360	—	93,360	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2012 and 2011, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2011.

Certain of the statements made in this discussion and analysis and elsewhere, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events, that may affect general economic conditions;

•

the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress test;

•

the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2011 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS.”

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Valley, Hurtsboro and Notasulga, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn, Opelika and Phenix City, Alabama. Loan production offices are located in Montgomery, and Phenix City, Alabama.

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share amounts)	2012	2011
Net interest income (a)	$5,415	$5,249
Less: tax-equivalent adjustment	414	435
Net interest income (GAAP)	5,001	4,814
Noninterest income	4,864	1,089
Total revenue	9,865	5,903
Provision for loan losses	600	600
Noninterest expense	7,542	3,594
Income tax expense	258	160
Net earnings	$1,465	$1,549

Basic and diluted earnings per share	$0.40	$0.43

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $1.5 million for the first quarter of 2012, compared to $1.5 million for the first quarter of 2011. Basic and diluted earnings per share were $0.40 per share for the first quarter of 2012, compared to $0.43 per share for the first quarter of 2011.

Net interest income was $5.0 million for the first quarter of 2012, compared to $4.8 million for the first quarter of 2011. Average loans were $377.2 million in the first quarter of 2012, an increase of $4.8 million, or 1%, from the first quarter of 2011. Average deposits were $629.7 million in the first quarter of 2012, an increase of $6.9 million, or 1%, from the first quarter of 2011.

The provision for loan losses was $0.6 million for the first quarter of 2012 and 2011. The Company’s annualized net charge-off ratio was 0.02% in the first quarter of 2012, compared to 0.45% in the first quarter of 2011.

Noninterest income was $4.9 million for the first quarter of 2012, compared to $1.1 million in the first quarter of 2011. The increase in noninterest income was primarily due to a $3.3 million gain on sale of three affordable housing investments in January 2012.

Noninterest expense was $7.5 million for the first quarter of 2012, compared to $3.6 million in the first quarter of 2011. On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average rate of 4.26% and a weighted average duration of 2.6 years. The increase in total noninterest expense was primarily due to prepayment penalties of $3.7 million incurred during the first quarter of 2012 on the repayment of the FHLB advances, compared to none in the first quarter of 2011.

Income tax expense was approximately $0.3 million for the first quarter of 2012, compared to $0.2 million in the first quarter of 2011. The Company’s effective tax rate for the first quarter of 2012 was approximately 14.97%, compared to 9.36% in the first quarter of 2011. The increase in the Company’s effective tax rate during the first quarter of 2012 when compared to the first quarter of 2011 was primarily due to a decrease in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which were sold in January 2012. The decrease in federal tax credits was partially offset by the reversal of a previously established deferred tax valuation allowance related to capital loss carryforwards.

In the first quarter of 2012, the Company paid cash dividends of $0.7 million, or $0.205 per share. The Company’s balance sheet remains strong and “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 16.95% and a Tier 1 leverage ratio of 9.06% at March 31, 2012.

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

Allowance for Loan Losses

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loan losses are charged off when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing independent loan review process. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that it will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial loans, construction and land development loans, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2012 and 2011, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company periodically re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at March 31, 2012 and 2011, respectively.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at March 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2012		2011
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$379,574	5.58%	$374,325	5.73%
Securities - taxable	218,793	2.15%	240,342	2.86%
Securities - tax-exempt	78,045	6.26%	79,852	6.49%

Total securities	296,838	3.23%	320,194	3.77%
Federal funds sold	21,605	0.26%	17,864	0.20%
Interest bearing bank deposits	1,181	—	2,295	—

Total interest-earning assets	699,198	4.41%	714,678	4.69%

Deposits:
NOW	98,173	0.47%	91,975	0.67%
Savings and money market	151,035	0.64%	137,601	0.75%
Certificates of deposits less than $100,000	111,231	1.72%	115,295	2.07%
Certificates of deposits and other time deposits of $100,000 or more	166,448	2.17%	189,598	2.51%

Total interest-bearing deposits	526,887	1.32%	534,469	1.65%
Short-term borrowings	3,068	0.52%	2,477	0.49%
Long-term debt	54,826	3.80%	91,728	3.74%

Total interest-bearing liabilities	584,781	1.55%	628,674	1.95%

Net interest income and margin	$5,415	3.11%	$5,249	2.98%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $5.4 million in the first quarter of 2012, compared to $5.2 million for the first quarter of 2011, as net interest margin improvement offset a decline in average interest-earning assets of 2%. Net interest margin (tax-equivalent) was 3.11% for the first quarter of 2012, compared to 2.98% for the first quarter of 2011.

The tax-equivalent yield on total interest-earning assets decreased 28 basis points in the first quarter of 2012 from the first quarter of 2011 to 4.41%. This decrease was primarily driven by a 54 basis point decrease in the tax-equivalent yield on total securities to 3.23%.

The cost of total interest-bearing liabilities decreased 40 basis points in the first quarter of 2012 from the first quarter of 2011 to 1.55%. This decrease was primarily driven by a 33 basis point decrease in the cost of total interest-bearing deposits to 1.32%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates should be adequate to provide coverage for the probable losses on outstanding loans. The provisions for loan losses amounted to $0.6 million for the quarter ended March 31, 2012 and 2011, respectively.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.97% at March 31, 2012, compared to 1.87% at December 31, 2011. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate market, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2012	2011
Service charges on deposit accounts	$291	$291
Mortgage lending income	669	384
Bank-owned life insurance	99	107
Gain on sale of affordable housing investments	3,268	—
Securities gains (losses), net	179	(46)
Other	358	353
Total noninterest income	$4,864	$1,089

The Company’s income from mortgage lending was primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans, which are netted against the commission expense associated with these originations. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either release or retain the associated mortgage servicing rights (“MSRs”) when the loan is sold.

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2012	2011
Origination income, net	$660	$288
Servicing fees, net	72	96
Increase in MSR valuation allowance	(63)	—
Total mortgage lending income	$669	$384

Mortgage lending income was $0.7 million for the first quarter of 2012, compared to $0.4 million for the first quarter of 2011. An increase in the level of refinance and purchase activity during the first quarter of 2012 contributed to the increase in mortgage lending income. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to origination and sale of new mortgage loans.

The Company recognized a gain on sale of $3.3 million during the first quarter of 2012 related to the sale of its interests in three affordable housing limited partnerships in January 2012. Accordingly, the Company does not expect to receive any federal tax credits related to affordable housing partnership investments in 2012.

Net securities gains (losses) include realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains on the sale of securities were approximately $309,000 for the first quarter of 2012, compared to net gains on the sale of securities of approximately $5,000 for the first quarter of 2011. On March 30, 2012, the Company sold two trust preferred securities for a net gain of $124,000. All other net gains on the sale of securities during the first quarter of 2012 were attributable to mortgage-backed securities sold. Other-than-temporary impairment charges were approximately $130,000 for the first quarter of 2012, compared to approximately $51,000 for the first quarter of 2011. For both periods, the other-than-temporary impairment charges related to trust preferred securities.

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2012	2011
Salaries and benefits	$2,143	$1,930
Net occupancy and equipment	338	346
Professional fees	187	171
FDIC and other regulatory assessments	183	282
Other real estate owned, net	69	(17)
Prepayment penalty on long-term debt	3,708	—
Other	914	882
Total noninterest expense	$7,542	$3,594

The increase in salaries and benefits expense reflected routine increases coupled with an increase in the number of full-time equivalent employees due to the opening of a new branch during December 2011 in Valley, Alabama.

The decrease in FDIC and other regulatory assessments expense was primarily due to the FDIC redefining the deposit insurance assessment base effective April 1, 2011. Most FDIC insured institutions with less than $10 billion in assets experienced a reduction in their FDIC deposit insurance assessments.

Net expenses related to other real estate owned were approximately $69,000 in the first quarter of 2012, compared to a net reduction in expense of $17,000 in the first quarter of 2011. The net increase in expenses was primarily due to an increase in the ongoing costs of maintenance, property taxes, and holding losses on the valuations of certain properties included in other real estate owned. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in other real estate owned expense, net. Additionally, the Company will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average rate of 4.26% and a weighted average duration of 2.6 years. In connection with paying off the FHLB advances, the Company incurred a $3.7 million prepayment penalty in first quarter of 2012, compared to none for the first quarter of 2011.

Income Tax Expense

Income tax expense was approximately $0.3 million for the first quarter of 2012, compared to $0.2 million in the first quarter of 2011. The Company’s effective tax rate for the first quarter of 2012 was approximately 14.97%, compared to 9.36% in the first quarter of 2011. The increase in the Company’s effective tax rate during the first quarter of 2012 when compared to the first quarter of 2011 was primarily due to a decrease in federal tax credits related to the Company’s investments in three affordable housing limited partnerships, which were sold in January 2012. The decrease in federal tax credits was partially offset by the reversal of a previously established deferred tax valuation allowance related to capital loss carryforwards.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $299.9 million and $299.6 million as of March 31, 2012 and December 31, 2011, respectively. Unrealized net gains on securities available-for-sale were $6.4 million at March 31, 2012 compared to unrealized net gains of $6.7 million at December 31, 2011.

The average tax-equivalent yields earned on total securities were 3.23% in the first quarter of 2012 and 3.77% in the first quarter of 2011.

Loans

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial and industrial	$56,804	54,988	53,888	52,027	51,323
Construction and land development	34,350	39,814	40,781	43,864	48,814
Commercial real estate	173,265	162,435	166,059	166,272	161,882
Residential real estate	105,183	101,725	102,030	100,496	95,997
Consumer installment	10,953	11,454	12,105	11,248	10,968
Total loans	380,555	370,416	374,863	373,907	368,984
Less: unearned income	(178)	(153)	(75)	(112)	(75)
Loans, net of unearned income	$380,377	370,263	374,788	373,795	368,909

Total loans, net of unearned income, were $380.4 million as of March 31, 2012, compared to $370.3 million at December 31, 2011. Four loan categories represented the majority of the loan portfolio at March 31, 2012: commercial real estate (46%), residential real estate (28%), construction and land development (9%) and commercial and industrial (15%). Approximately 43% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2012.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $14.9 million, or 4% of total loans, at March 31, 2012, compared to $15.1 million, or 4% of total loans, at December 31, 2011. For residential real estate mortgage loans with a consumer purpose, approximately $2.0 million and $1.8 million required interest only payments at March 31, 2012 and December 31, 2011, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $3.7 million and $3.8 million at March 31, 2012 and December 31, 2011, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.58% in the first quarter of 2012 and 5.73% in the first quarter of 2011.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank; or 20% of the capital accounts if loans in excess of 10% are fully secured, the upper legal lending limit is approximately $14.8 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $13.3 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2012 and December 31, 2011, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at March 31, 2012 (and related balances at December 31, 2011).

	kishore kunal	kishore kunal
(In thousands)	March 31, 2012	December 31, 2011
Lessors of 1 to 4 family residential properties	$44,686	$43,767
Office buildings	19,988	20,004

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. At March 31, 2012 and December 31, 2011, the allowance for loan losses was $7.5 million and $6.9 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2012 and the previous four quarters is presented below.

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Balance at beginning of period	$6,919	6,340	7,746	7,855	7,676
Charge-offs:
Commercial and industrial	—	(19)	(298)	(306)	(56)
Construction and land development	—	(41)	(1,572)	(112)	(33)
Commercial real estate	—	(4)	(79)	—	(339)
Residential real estate	(33)	(14)	(73)	(389)	(57)
Consumer installment	(7)	(11)	(7)	(2)	(1)
Total charge-offs	(40)	(89)	(2,029)	(809)	(486)
Recoveries	17	18	23	100	65
Net charge-offs	(23)	(71)	(2,006)	(709)	(421)
Provision for loan losses	600	650	600	600	600
Ending balance	$7,496	6,919	6,340	7,746	7,855

as a % of loans	1.97%	1.87	1.69	2.07	2.13
as a % of nonperforming loans	73%	67	60	95	70
Net charge-offs as a % of average loans	0.02%	0.08	2.14	0.76	0.45

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.97% at March 31, 2012, compared to 1.87% at December 31, 2011. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At March 31, 2012, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 73%, compared to 67% at December 31, 2011. The change was primarily due to an increase in the level of allowance for loan losses related to the commercial real estate loan portfolio segment. The increase in the allowance for loan losses was primarily due to an increase in both total loans outstanding in the commercial real estate portfolio and the valuation allowance related to impaired commercial real estate loans.

At March 31, 2012, the Company’s recorded investment in loans considered impaired was $10.4 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $2.0 million. At December 31, 2011, the Company’s recorded investment in loans considered impaired was $11.0 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.2 million.

Nonperforming Assets

At March 31, 2012, the Company had $17.6 million in nonperforming assets compared to $18.3 million at December 31, 2011. Included in nonperforming assets were nonperforming loans of $10.2 million and $10.4 million at March 31, 2012 and December 31, 2011, respectively. The majority of the balance in nonperforming assets at March 31, 2012 related to deterioration in the construction and land development loan portfolio.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2012 and the previous four quarters.

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonperforming assets:
Nonaccrual loans	$10,230	10,354	10,506	8,151	11,166
Other real estate owned	7,346	7,898	7,770	9,361	8,450
Total nonperforming assets	$17,576	18,252	18,276	17,512	19,616

as a % of loans and other real estate owned	4.53%	4.83	4.78	4.57	5.20
as a % of total assets	2.31%	2.35	2.39	2.25	2.51
Nonperforming loans as a % of total loans	2.69%	2.80	2.80	2.18	3.03
Accruing loans 90 days or more past due	$231	—	—	11	158

The Lee County Association of Realtors (“LCAR”) of Alabama reported that the average median selling price for residential homes during the quarter ended March 31, 2012 was $154,133 a decrease of 3.1% from the same quarter a year earlier. LCAR also reported that residential inventory at March 31, 2012 was 1,221 homes, a decrease of 16.1% from a year earlier. The average number of days on the market for residential homes sold during the quarter ended March 31, 2012 was 185 days, an increase of 2.7% from the same quarter last year. Continued weakness in the real estate market and the overall economy could adversely affect the Company’s volume of nonperforming assets.

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2012 and the previous four quarters.

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Nonaccrual loans:
Commercial and industrial	$80	76	32	48	508
Construction and land development	4,504	5,095	5,156	2,844	4,043
Commercial real estate	3,362	3,457	3,616	3,868	3,954
Residential real estate	2,276	1,726	1,559	1,245	2,510
Consumer installment	8	—	143	146	151
Total nonaccrual loans	$10,230	10,354	10,506	8,151	11,166

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At March 31, 2012, the Company had $10.2 million in loans on nonaccrual, compared to $10.4 million at December 31, 2011.

At March 31, 2012 there was $0.2 million in loans 90 days past due and still accruing interest. At December 31, 2011, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2012 and the previous four quarters.

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Other real estate owned:
Commercial:
Buildings	$615	615	—	—	—
Developed lots	1,321	1,325	1,528	1,528	—
Residential:
Condominiums	3,348	3,663	3,991	5,015	5,494
New home construction	97	97	97	346	346
Developed lots	61	141	141	209	282
Undeveloped land	1,401	1,401	1,401	1,401	1,746
Other	503	656	612	862	582
Total other real estate owned	$7,346	7,898	7,770	9,361	8,450

The Company held $7.3 million in other real estate owned at March 31, 2012, which we had acquired from borrowers, compared to $7.9 million at December 31, 2011. Other real estate owned primarily relates to four properties with a total carrying value of $6.0 million at March 31, 2012. One of the properties, with a carrying value of $2.2 million at March 31, 2012, is a completed condominium project on the Florida Gulf Coast. The Company had previously purchased a participation interest in the first lien mortgage loan on the condominium project on the Florida Gulf Coast from Silverton Bank. Subsequently, this loan defaulted and was foreclosed upon and the Company’s interest in the property is currently included in other real estate owned. Following Silverton Bank’s failure on May 1, 2009, the FDIC has held this property as the receiver of Silverton Bank. CB Richard Ellis, a national real estate firm, has been managing this property and selling condominiums in the project as an FDIC contractor. The Company depends upon the FDIC and CB Richard Ellis for information regarding this property and its performance. On April 26, 2012, the FDIC completed a bulk sale of the remaining condominiums and club amenities. Once the FDIC has completed its administrative processes, it will disburse the pro-rate share of the net sales proceeds to each participant. Based upon the latest information available to us, the Company expects to collect the full amount of the carrying value included in other real estate owned for this property at March 31, 2012.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $18.2 million, or 4.8% of total loans at March 31, 2012, compared to $18.5 million, or 5.0% of total loans at December 31, 2011.

The table below provides information concerning the composition of performing potential problem loans for the first quarter of 2012 and the previous four quarters.

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Potential problem loans:
Commercial and industrial	$788	719	794	991	1,051
Construction and land development	995	1,080	1,113	5,016	5,027
Commercial real estate	9,257	9,278	9,715	9,309	5,553
Residential real estate	7,013	7,311	6,238	5,387	5,657
Consumer installment	135	128	106	109	112
Total potential problem loans	$18,188	18,516	17,966	20,812	17,400

At March 31, 2012, approximately $0.7 million or 4.0% of total potential problem loans were past due at least 30 days but less than 90 days. At March 31, 2012, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the first quarter of 2012 and the previous four quarters.

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial	$174	1,191	253	94	136
Construction and land development	—	317	173	—	493
Commercial real estate	258	—	—	456	419
Residential real estate	657	1,245	1,094	360	2,001
Consumer installment	99	57	25	15	60
Total	$1,188	2,810	1,545	925	3,109

Deposits

Total deposits were $641.2 million at March 31, 2012, compared to $619.6 million at December 31, 2011. Noninterest bearing deposits were $110.9 million, or 17.3% of total deposits, at March 31, 2012, compared to $106.3 million, or 17.2% of total deposits at December 31, 2011. During the first quarter of 2012, customers continued to seek safety and liquidity in light of an uncertain national economy. The increase in noninterest bearing deposits was primarily due to an $8.3 million increase in personal and business noninterest bearing accounts. This increase was offset by a $3.4 million decrease in public depositor noninterest bearing accounts. Interest bearing deposits were $530.3 million, at March 31, 2012, compared to $513.3 million, at December 31, 2011. The increase in interest bearing deposits was primarily due to a $12.3 million increase in public depositor account balances which are generally subject to seasonal fluctuations.

The average rate paid on total interest-bearing deposits was 1.32% in the first quarter of 2012 and 1.65% in the first quarter of 2011.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $40.0 million with none outstanding at March 31, 2012 and December 31, 2011, respectively. Securities sold under agreements to repurchase totaled $2.8 million at March 31, 2012 and December 31, 2011, respectively.

The average rate paid on short-term borrowings was 0.52% in the first quarter of 2012 and 0.49% in the first quarter of 2011.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $15.0 million at March 31, 2012 and December 31, 2011, respectively, in securities sold under agreements to repurchase with an original maturity greater than one year. The Bank had $25.1 million and $63.1 million in long-term FHLB advances at March 31, 2012 and December 31, 2011, respectively, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both March 31, 2012 and December 31, 2011. On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average rate of 4.26% and a weighted average duration of 2.6 years.

The average rate paid on long-term debt was 3.80% in the first quarter of 2012 and 3.74% in the first quarter of 2011.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity balances were $66.0 million and $65.4 million as of March 31, 2012 and December 31, 2011, respectively. The increase from December 31, 2011 was primarily driven by net earnings of $1.5 million, which was reduced by other comprehensive losses of $0.2 million and cash dividends paid of $0.7 million.

The Company’s tier 1 leverage ratio was 9.06%, tier 1 risk-based capital ratio was 15.69% and total risk-based capital ratio was 16.95% at March 31, 2012. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we were in compliance with our current guidelines at March 31, 2012.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25 percent. The results of our current economic value of equity model would indicate that we were in compliance with our guidelines at March 31, 2012.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2012 and December 31, 2011, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At March 31, 2012, the Bank had an available line of credit with the FHLB totaling $228.3 million with $25.1 million outstanding. At March 31, 2012, the Bank also had $40.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At March 31, 2012, the Bank had outstanding standby letters of credit of $7.1 million and unfunded loan commitments outstanding of $53.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

Mortgage lending activities

Since 2009, we have primarily sold residential mortgage loans in the secondary market to Fannie Mae while retaining the servicing of these loans. The sale agreements for these residential mortgage loans with Fannie Mae and other investors include various representations and warranties regarding the origination and characteristics of the residential mortgage loans. Although the representations and warranties vary among investors, they typically cover ownership of the loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local laws, among other matters.

As of March 31, 2012, the unpaid principal balance of the residential mortgage loans we have originated and sold was $263.1 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or these documents are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in 2009, 2010 and 2011. In the first quarter of 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses on its repurchase.

We service all residential mortgage loans originated and sold by us to Fannie Mae. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans;(4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or take other actions to mitigate the potential losses to investors consistent with the agreements governing our rights and duties as servicer.

The agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements. However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards vary by investor. These standards and remedies are determined by servicing guides issued by the investors as well as the contract provisions established between the investors and the Bank. Remedies could include repurchase of an affected loan.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of March 31, 2012, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends and thus have not established a liability for losses related to mortgage loan repurchases. As of March 31, 2012, 99.6% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net interest income (GAAP)	$5,001	4,509	4,845	5,057	4,814
Tax-equivalent adjustment	414	415	429	440	435
Net interest income (Tax-equivalent)	$5,415	4,924	5,274	5,497	5,249

Table 2 - Selected Quarterly Financial Data

kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
2012	2011
(Dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations
Net interest income (a)	$5,415	4,924	5,274	5,497	5,249
Less: tax-equivalent adjustment	414	415	429	440	435
Net interest income (GAAP)	5,001	4,509	4,845	5,057	4,814
Noninterest income	4,864	1,461	1,327	1,300	1,089
Total revenue	9,865	5,970	6,172	6,357	5,903
Provision for loan losses	600	650	600	600	600
Noninterest expense	7,542	4,187	4,268	4,308	3,594
Income tax expense (benefit)	258	(32)	(63)	(8)	160
Net earnings	$1,465	1,165	1,367	1,457	1,549

Per share data:
Basic and diluted net earnings	$0.40	0.32	0.38	0.40	0.43
Cash dividends declared	0.205	0.20	0.20	0.20	0.20
Weighted average shares outstanding:
Basic and diluted	3,642,738	3,642,738	3,642,738	3,642,738	3,642,728
Shares outstanding, at period end	3,642,738	3,642,738	3,642,738	3,642,738	3,642,738
Book value	$18.11	17.96	17.69	16.77	15.87
Common stock price
High	$21.99	19.65	19.70	19.91	20.37
Low	18.23	18.52	19.10	19.40	19.51
Period end:	21.99	18.52	19.65	19.75	19.56
To earnings ratio	14.66	x	12.10	13.55	14.01	13.49
To book value	121%	103	111	118	123
Performance ratios:
Return on average equity	8.86%	7.15	8.81	9.90	10.84
Return on average assets	0.77%	0.61	0.72	0.75	0.80
Dividend payout ratio	51.25%	62.50	52.63	50.00	46.51
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.97%	1.87	1.69	2.07	2.13
Nonperforming loans	73%	67	60	95	70
Nonperforming assets as a % of:
Loans and foreclosed properties	4.53%	4.83	4.78	4.57	5.20
Total assets	2.31%	2.35	2.39	2.25	2.51
Nonperforming loans as a % of total loans	2.69%	2.80	2.80	2.18	3.03
Net charge-offs as a % of average loans	0.02%	0.08	2.14	0.76	0.45
Capital Adequacy:
Tier 1 risk-based capital ratio	15.69%	15.40	15.25	14.95	14.84
Total risk-based capital ratio	16.95%	16.66	16.51	16.20	16.09
Tier 1 Leverage Ratio	9.06%	8.82	8.87	8.65	8.56
Other financial data:
Net interest margin (a)	3.11%	2.77	2.98	3.09	2.98
Effective income tax rate	14.97%	NM	NM	NM	9.36
Efficiency ratio (b)	73.37%	65.58	64.66	63.38	56.71
Selected average balances:
Securities	$296,838	294,485	292,027	305,564	320,194
Loans, net of unearned income	377,164	372,318	375,614	375,192	372,319
Total assets	756,833	766,907	763,771	777,181	776,795
Total deposits	629,653	610,543	610,961	625,941	622,720
Long-term debt	54,826	85,314	85,319	85,323	91,728
Total stockholders’ equity	66,118	65,168	62,041	58,888	57,171
Selected period end balances:
Securities	$299,902	299,582	283,070	296,443	321,098
Loans, net of unearned income	380,377	370,263	374,788	373,795	368,909
Allowance for loan losses	7,496	6,919	6,340	7,746	7,855
Total assets	760,522	776,218	764,637	779,725	781,557
Total deposits	641,195	619,552	609,070	627,969	631,394
Long-term debt	47,308	85,313	85,317	85,322	85,327
Total stockholders’ equity	65,972	65,416	64,422	61,100	57,801
(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net ineterest income.

NM - not meaningful

Table 3 - Average Balances and Net Interest Income Analysis

	kishore k	kishore k	kishore k	kishore k	kishore k	kishore k
	Quarter ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$379,574	$5,265	5.58%	$374,325	$5,287	5.73%
Securities - taxable	218,793	1,168	2.15%	240,342	1,695	2.86%
Securities - tax-exempt (2)	78,045	1,215	6.26%	79,852	1,278	6.49%

Total securities	296,838	2,383	3.23%	320,194	2,973	3.77%
Federal funds sold	21,605	14	0.26%	17,864	9	0.20%
Interest bearing bank deposits	1,181	—	—	2,295	—	—

Total interest-earning assets	699,198	$7,662	4.41%	714,678	$8,269	4.69%
Cash and due from banks	14,890			13,715
Other assets	42,745			48,402

Total assets	$756,833			$776,795

Interest-bearing liabilities:
Deposits:
NOW	$98,173	$115	0.47%	$91,975	$152	0.67%
Savings and money market	151,035	239	0.64%	137,601	255	0.75%
Certificates of deposits less than $100,000	111,231	475	1.72%	115,295	588	2.07%
Certificates of deposits and other time deposits of $100,000 or more	166,448	896	2.17%	189,598	1,175	2.51%

Total interest-bearing deposits	526,887	1,725	1.32%	534,469	2,170	1.65%
Short-term borrowings	3,068	4	0.52%	2,477	3	0.49%
Long-term debt	54,826	518	3.80%	91,728	847	3.74%

Total interest-bearing liabilities	584,781	$2,247	1.55%	628,674	$3,020	1.95%
Noninterest-bearing deposits	102,766			88,251
Other liabilities	3,168			2,699
Stockholders’ equity	66,118			57,171

Total liabilities and stockholders’ equity	$756,833			$776,795

Net interest income and margin		$5,415	3.11%		$5,249	2.98%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Loan Portfolio Composition

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial and industrial	$56,804	54,988	53,888	52,027	51,323
Construction and land development	34,350	39,814	40,781	43,864	48,814
Commercial real estate	173,265	162,435	166,059	166,272	161,882
Residential real estate	105,183	101,725	102,030	100,496	95,997
Consumer installment	10,953	11,454	12,105	11,248	10,968
Total loans	380,555	370,416	374,863	373,907	368,984
Less: unearned income	(178)	(153)	(75)	(112)	(75)
Loans, net of unearned income	380,377	370,263	374,788	373,795	368,909
Less: allowance for loan losses	(7,496)	(6,919)	(6,340)	(7,746)	(7,855)
Loans, net	$372,881	363,344	368,448	366,049	361,054

Table 5 - Allowance for Loan Losses and Nonperforming Assets

	kishore kunal	kishore kunal	kishore kunal	kishore kunal	kishore kunal
	2012	2011
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Allowance for loan losses:
Balance at beginning of period	$6,919	6,340	7,746	7,855	7,676
Charge-offs:
Commercial and industrial	—	(19)	(298)	(306)	(56)
Construction and land development	—	(41)	(1,572)	(112)	(33)
Commercial real estate	—	(4)	(79)	—	(339)
Residential real estate	(33)	(14)	(73)	(389)	(57)
Consumer installment	(7)	(11)	(7)	(2)	(1)
Total charge-offs	(40)	(89)	(2,029)	(809)	(486)
Recoveries	17	18	23	100	65
Net charge-offs	(23)	(71)	(2,006)	(709)	(421)
Provision for loan losses	600	650	600	600	600
Ending balance	$7,496	6,919	6,340	7,746	7,855

as a % of loans	1.97%	1.87	1.69	2.07	2.13
as a % of nonperforming loans	73%	67	60	95	70
Net charge-offs as a % of average loans	0.02%	0.08	2.14	0.76	0.45
Nonperforming assets:
Nonaccrual loans	$10,230	10,354	10,506	8,151	11,166
Other real estate owned	7,346	7,898	7,770	9,361	8,450
Total nonperforming assets	$17,576	18,252	18,276	17,512	19,616

as a % of loans and other real estate owned	4.53%	4.83	4.78	4.57	5.20
as a % of total assets	2.31%	2.35	2.39	2.25	2.51
Nonperforming loans as a % of total loans	2.69%	2.80	2.80	2.18	3.03
Accruing loans 90 days or more past due	$231	—	—	11	158

Table 6 - Allocation of Allowance for Loan Losses

	2012		2011
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$845	14.9	$948	14.8	$762	14.4	$767	13.9	$1,142	13.9
Construction and land development	1,439	9.0	1,470	10.7	1,138	10.9	2,759	11.7	2,257	13.2
Commercial real estate	3,816	45.5	3,009	43.9	2,643	44.3	2,722	44.5	2,697	43.9
Residential real estate	1,332	27.6	1,363	27.5	1,404	27.2	1,104	26.9	1,284	26.0
Consumer installment	64	2.9	129	3.1	178	3.2	190	3.0	202	3.0
Unallocated	—		—		215		204		273
Total allowance for loan losses	$7,496		$6,919		$6,340		$7,746		$7,855

* Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2012
Maturity of:
3 months or less	$15,827
Over 3 months through 6 months	27,206
Over 6 months through 12 months	43,282
Over 12 months	51,422
Total CDs and other time deposits of $100,000 or more	$137,737

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal, governmental, or regulatory proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2011.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	––	––	––
February 1 - February 29	—	––	––	––
March 1 - March 31	—	––	––	––
Total	—	––	––	––

(1) Based on trade date, not settlement date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: May 15, 2012	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: May 15, 2012	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)