Form 10-Q
period 2012-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2012-08-06
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended June 30, 2012

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.01 par value per share	3,642,863 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2012	December 31, 2011

Assets:
Cash and due from banks	$15,326	$12,395
Federal funds sold	27,175	41,840
Interest bearing bank deposits	1,177	1,193

Cash and cash equivalents	43,678	55,428

Securities available-for-sale	277,246	299,582
Loans held for sale	6,816	3,346
Loans, net of unearned income	399,370	370,263
Allowance for loan losses	(6,503)	(6,919)

Loans, net	392,867	363,344

Premises and equipment, net	9,901	9,345
Bank-owned life insurance	16,843	16,631
Other real estate owned	5,157	7,898
Other assets	13,653	20,644

Total assets	$766,161	$776,218

Liabilities:
Deposits:
Noninterest-bearing	$113,477	$106,276
Interest-bearing	530,769	513,276

Total deposits	644,246	619,552
Federal funds purchased and securities sold under agreements to repurchase	2,785	2,805
Long-term debt	47,217	85,313
Accrued expenses and other liabilities	3,621	3,132

Total liabilities	697,869	710,802

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,754	3,753
Retained earnings	66,045	64,045
Accumulated other comprehensive income, net	5,096	4,222
Less treasury stock, at cost - 314,292 shares and 314,397 shares at June 30, 2012 and December 31, 2011, respectively	(6,642)	(6,643)

Total stockholders’ equity	68,292	65,416

Total liabilities and stockholders’ equity	$766,161	$776,218

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,

(In thousands, except share and per share data)	2012	2011	2012	2011

Interest income:
Loans, including fees	$5,490	$5,371	$10,755	$10,658
Securities	1,860	2,613	3,829	5,151
Federal funds sold and interest bearing bank deposits	7	14	21	23

Total interest income	7,357	7,998	14,605	15,832

Interest expense:
Deposits	1,605	2,092	3,330	4,262
Short-term borrowings	5	3	9	6
Long-term debt	435	846	953	1,693

Total interest expense	2,045	2,941	4,292	5,961

Net interest income	5,312	5,057	10,313	9,871
Provision for loan losses	600	600	1,200	1,200

Net interest income after provision for loan losses	4,712	4,457	9,113	8,671

Noninterest income:
Service charges on deposit accounts	279	290	570	581
Mortgage lending	785	384	1,454	768
Bank-owned life insurance	113	107	212	214
Gain on sale of affordable housing investments	—	—	3,268	—
Affordable housing investment losses	—	(230)	—	(230)
Other	386	355	744	708
Securities gains, net:
Realized gains, net	251	445	560	450
Total other-than-temporary impairments	—	(51)	(130)	(312)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	—	—	210

Total securities gains, net	251	394	430	348

Total noninterest income	1,814	1,300	6,678	2,389

Noninterest expense:
Salaries and benefits	2,205	2,013	4,348	3,943
Net occupancy and equipment	336	328	674	674
Professional fees	188	189	375	360
FDIC and other regulatory assessments	185	199	368	481
Other real estate owned, net	(6)	718	63	701
Prepayment penalty on long-term debt	12	—	3,720	—
Other	1,128	861	2,042	1,743

Total noninterest expense	4,048	4,308	11,590	7,902

Earnings before income taxes	2,478	1,449	4,201	3,158
Income tax expense (benefit)	449	(8)	707	152

Net earnings	$2,029	$1,457	$3,494	$3,006

Net earnings per share:
Basic and diluted	$0.56	$0.40	$0.96	$0.83

Weighted average shares outstanding:
Basic and diluted	3,642,826	3,642,738	3,642,782	3,642,733

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,

(Dollars in thousands)	2012	2011	2012	2011

Net earnings	$2,029	$1,457	$3,494	$3,006

Other comprehensive income, net of tax:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	—	—	—	(133)
Unrealized net holding gain on all other securities	1,195	2,820	1,145	3,535
Reclassification adjustment for net gain on securities recognized in net earnings	(158)	(249)	(271)	(220)

Other comprehensive income	1,037	2,571	874	3,182

Comprehensive income	$3,066	$4,028	$4,368	$6,188

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total

(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368
Net earnings	—	—	—	3,006	—	—	3,006
Other comprehensive income	—	—	—	—	3,182	—	3,182
Cash dividends paid ($0.40 per share)	—	—	—	(1,457)	—	—	(1,457)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, June 30, 2011	3,957,135	$39	$3,753	$62,970	$981	$(6,643)	$61,100

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416
Net earnings	—	—	—	3,494	—	—	3,494
Other comprehensive income	—	—	—	—	874	—	874
Cash dividends paid ($0.41 per share)	—	—	—	(1,494)	—	—	(1,494)
Sale of treasury stock (105 shares)	—	—	1	—	—	1	2

Balance, June 30, 2012	3,957,135	$39	$3,754	$66,045	$5,096	$(6,642)	$68,292

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,

(In thousands)	2012	2011

Cash flows from operating activities:
Net earnings	$3,494	$3,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,200	1,200
Depreciation and amortization	403	309
Premium amortization and discount accretion, net	1,590	1,074
Net gain on securities available for sale	(430)	(348)
Net gain on sale of loans held for sale	(1,416)	(572)
Net loss on other real estate owned	25	741
Loss on prepayment of long-term debt	3,720	—
Loans originated for sale	(64,433)	(22,317)
Proceeds from sale of loans	62,013	24,740
Increase in cash surrender value of bank owned life insurance	(212)	(214)
Gain on sale of affordable housing partnership investments	(3,268)	—
Loss on affordable housing partnership investments	—	230
Net decrease in other assets	300	571
Net decrease in accrued expenses and other liabilities	(22)	114

Net cash provided by operating activities	2,964	8,534

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	39,344	97,407
Proceeds from maturities of securities available-for-sale	68,088	44,834
Purchase of securities available-for-sale	(84,871)	(119,147)
Increase in loans, net	(31,046)	(3,268)
Net purchases of premises and equipment	(740)	(295)
Decrease in FHLB stock	1,607	423
Capital contributions to affordable housing limited partnerships	—	(3,919)
Proceeds from sale of affordable housing limited partnerships	8,499	—
Proceeds from sale of other real estate owned	3,039	581

Net cash provided by investing activities	3,920	16,616

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	7,201	9,228
Net increase in interest-bearing deposits	17,493	11,614
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(20)	(371)
Repayments or retirement of long-term debt	(41,816)	(8,009)
Proceeds from sale of treasury stock	2	1
Dividends paid	(1,494)	(1,457)

Net cash (used in) provided by financing activities	(18,634)	11,006

Net change in cash and cash equivalents	(11,750)	36,156
Cash and cash equivalents at beginning of period	55,428	21,424

Cash and cash equivalents at end of period	$43,678	$57,580

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,507	$6,108
Income taxes	667	332
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	323	2,558

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

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to June 30, 2012. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Accounting Developments

In the first quarter of 2012, the Company adopted new guidance related to the following Codification topics:

•	ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements;

•	ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure;

•	ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income; and

•

ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting; and Standards Update No. 2011-05.

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

ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, amends existing standards allowing either a single continuous statement of comprehensive income or two separate but consecutive statements. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income in both options. This Update also requires companies to present amounts reclassified out of other comprehensive income and into net income on the face of the statement of income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers indefinitely the requirement to present reclassification adjustments on the statement of income. The remaining provisions were effective for the Company in the first quarter of 2012 with retrospective application. Adoption of the ASU required the Company to add a statement of comprehensive income. See Consolidated Statements of Comprehensive Income.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended June 30, 2012 and 2011, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2012 and 2011, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the quarter and six months ended June 30, 2012 and 2011 is presented below.

	Quarter ended June 30,		Six months ended June 30,

(In thousands, except share and per share data)	2012	2011	2012	2011

Basic and diluted:
Net earnings	$2,029	$1,457	$3,494	$3,006
Weighted average common shares outstanding	3,642,826	3,642,738	3,642,782	3,642,733

Earnings per share	$0.56	$0.40	$0.96	$0.83

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

At June 30, 2012, the Company did not have any consolidated VIEs to disclose but did have certain nonconsolidated VIEs, discussed below.

Trust Preferred Securities

The Company owns the common stock of a subsidiary business trust, Auburn National Bancorporation Capital Trust I, which issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $7.0 million at the time of issuance. This trust meets the definition of a VIE of which the Company is not the primary beneficiary; the trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures of approximately $7.2 million are included in long-term debt and the Company’s equity interest in the business trust is included in other assets. Interest expense on the junior subordinated debentures is included in interest expense on long-term debt. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has proposed, as part of its Basel III capital rules, to phase out trust preferred securities as Tier 1 Capital over 10 years for institutions with total assets under $15 billion.

The following table summarizes VIEs that are not consolidated by the Company as of June 30, 2012.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At June 30, 2012 and December 31, 2011, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2012 and December 31, 2011, respectively, are presented below.

	June 30, 2012

(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized Cost

						Gains	Losses

Available-for-sale:
Agency obligations (a)	$—	—	10,101	30,135	40,236	280	3	$39,959
Agency RMBS (a)	—	—	5,238	147,430	152,668	3,057	81	149,692
State and political subdivisions	113	2,187	19,186	62,226	83,712	4,916	31	78,827
Trust preferred securities:
Individual issuers	—	—	—	630	630	81	144	693

Total available-for-sale	$113	2,187	34,525	240,421	277,246	8,334	259	$269,171

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2011

(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized Cost

						Gains	Losses

Available-for-sale:
Agency obligations (a)	$—	—	5,013	46,072	51,085	182	1	$50,904
Agency RMBS (a)	—	—	14,935	149,863	164,798	2,534	129	162,393
State and political subdivisions	—	414	17,761	63,538	81,713	4,339	48	77,422
Trust preferred securities:
Pooled	—	—	—	100	100	—	130	230
Individual issuers	—	—	—	1,886	1,886	186	243	1,943

Total available-for-sale	$—	414	37,709	261,459	299,582	7,241	551	$292,892

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $144.5 million and $161.5 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $3.4 million and $5.0 million at June 30, 2012 and December 31, 2011, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2012 and December 31, 2011, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2012:
Agency obligations	$9,997	3	—	—	$9,997	3
Agency RMBS	18,877	81	—	—	18,877	81
State and political subdivisions	2,607	31	—	—	2,607	31
Trust preferred securities:
Individual issuer	—	—	356	144	356	144

Total	$31,481	115	356	144	$31,837	259

December 31, 2011:
Agency obligations	$5,000	1	—	—	$5,000	1
Agency RMBS	17,020	129	—	—	17,020	129
State and political subdivisions	1,686	11	718	37	2,404	48
Trust preferred securities:
Pooled	—	—	100	130	100	130
Individual issuer	—	—	757	243	757	243

Total	$23,706	141	1,575	410	$25,281	551

The applicable date for determining when securities are in an unrealized loss position is June 30, 2012. As such, it is possible that a security in an unrealized loss position at June 30, 2012 had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

Agency obligations

The unrealized losses associated with agency obligations were primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.

Agency residential mortgage-backed securities (“RMBS”)

The unrealized losses associated with agency RMBS were primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.

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

Individual issuer’s trust preferred securities

The unrealized losses associated with individual issuer trust preferred securities were related to securities issued on behalf of individual community bank holding companies. For individual issuers, management evaluates the financial performance of the individual community bank holding companies on a quarterly basis to determine if it is probable that such issuer can make all contractual principal and interest payments. Based upon its evaluation, the Company expects to recover the remaining amortized cost basis of these securities.

Cost-method investments

At June 30, 2012, cost-method investments with an aggregate cost of $3.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for trust preferred securities at June 30, 2012 and December 31, 2011, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer.

Trust Preferred Securities as of June 30, 2012

(Dollars in thousands)			Fair Value	Unrealized Losses			Life-to-date Impairment Charges

	Credit Rating			Less than 12 months	12 months or Longer	Total

	Moody’s	Fitch

Individual issuers (a):
Carolina Financial Capital Trust I	n/a	n/a	$274	—	—	—	257
TCB Trust	n/a	n/a	356	—	144	144	—

Total trust preferred securities			$630	—	144	144	257

n/a—not applicable, securities not rated.

(a) 144A Floating Rate Capital Securities. Issuers are individual community bank holding companies.

Trust Preferred Securities as of December 31, 2011

(Dollars in thousands)			Fair Value	Unrealized Losses			Life-to-date Impairment Charges

	Credit Rating			Less than 12 months	12 months or Longer	Total

	Moody’s	Fitch

Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$100	—	130	130	1,770
Individual issuers (b):
Carolina Financial Capital Trust I	n/a	n/a	193	—	—	—	257
Main Street Bank Statutory Trust I (c)	n/a	n/a	389	—	111	111	—
MNB Capital Trust I	n/a	n/a	55	—	—	—	445
PrimeSouth Capital Trust I	n/a	n/a	75	—	—	—	425
TCB Trust	n/a	n/a	368	—	132	132	—
United Community Capital Trust	n/a	n/a	806	—	—	—	379

Total individual issuer			1,886	—	243	243	1,506

Total trust preferred securities			$1,986	—	373	373	3,276

n/a—not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Issuers are individual community bank holding companies.

(c)	Now an obligation of BB&T Corporation.

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarters and six months ended June 30, 2012 and 2011, for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended June 30,		Six months ended June 30,

(Dollars in thousands)	2012	2011	2012	2011

Balance, beginning of period	$1,257	$2,989	$3,276	$2,938
Additions:
Subsequent credit impairments	—	51	130	102
Reductions:
Securities sold	—	—	2,149	—
Due to change in intent or requirement to sell	—	—	—	—
Securities fully written down and deemed worthless	—	—	—	—
Increases in expected cash flows	—	—	—	—

Balance, end of period	$1,257	$3,040	$1,257	$3,040

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities, including equity securities carried at cost, for the quarters and six months ended June 30, 2012 and 2011.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Individual issuer trust preferred securities	$—	$51	$130	$102

Total debt securities	—	51	130	102

Total other-than-temporary impairment charges	$—	$51	$130	$102

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$—	51	$130	$102
Securities with intent to sell	—	—	—	—
Recorded directly to other comprehensive income for non-credit related impairment	—	—	—	210

Total other-than-temporary impairment on debt securities	$—	$51	$130	$312

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities, including cost-method investments.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Gross realized gains	$251	$877	$724	$905
Gross realized losses	—	(432)	(164)	(455)
Other-than-temporary impairment charges	—	(51)	(130)	(102)

Realized gains, net	$251	$394	$430	$348

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	June 30, 2012	December 31, 2011

Commercial and industrial	$59,418	$54,988
Construction and land development	38,968	39,814
Commercial real estate:
Owner occupied	72,723	70,202
Other	113,123	92,233

Total commercial real estate	185,846	162,435
Residential real estate:
Consumer mortgage	58,092	57,958
Investment property	46,135	43,767

Total residential real estate	104,227	101,725
Consumer installment	11,133	11,454

Total loans	399,592	370,416
Less: unearned income	(222)	(153)

Loans, net of unearned income	$399,370	$370,263

Loans secured by real estate were approximately 82.3% of the total loan portfolio at June 30, 2012. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At June 30, 2012, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

•

Other – primarily includes loans to finance income-producing commercial and multi-family properties that are not owner occupied. Loans in this class include loans for neighborhood retail centers, hotels, medical and professional offices, single retail stores, industrial buildings, warehouses and apartments leased generally to local businesses and residents. Generally the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.

Residential real estate (“RRE”) — includes loans disaggregated into two classes: (1) consumer mortgage and (2) investment property.

•

Consumer mortgage – primarily includes first or second lien mortgages and home equity lines of credit to consumers that are secured by a primary residence or second home. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value.

•

Investment property – primarily includes loans to finance income-producing 1-4 family residential properties. Generally the primary source of repayment is dependent upon income generated from leasing the property securing the loan. The underwriting of these loans takes into consideration the rental rates and property value, as well as the financial health of the borrower.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of June 30, 2012, and December 31, 2011.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

June 30, 2012:
Commercial and industrial	$59,000	321	—	59,321	97	$59,418
Construction and land development	34,840	270	—	35,110	3,858	38,968
Commercial real estate:
Owner occupied	71,060	—	—	71,060	1,663	72,723
Other	112,581	92	—	112,673	450	113,123

Total commercial real estate	183,641	92	—	183,733	2,113	185,846
Residential real estate:
Consumer mortgage	56,775	309	—	57,084	1,008	58,092
Investment property	44,284	699	—	44,983	1,152	46,135

Total residential real estate	101,059	1,008	—	102,067	2,160	104,227
Consumer installment	11,068	59	6	11,133	—	11,133

Total	$389,608	1,750	6	391,364	8,228	$399,592

December 31, 2011:
Commercial and industrial	$53,721	1,191	—	54,912	76	$54,988
Construction and land development	34,402	317	—	34,719	5,095	39,814
Commercial real estate:
Owner occupied	68,551	—	—	68,551	1,651	70,202
Other	90,427	—	—	90,427	1,806	92,233

Total commercial real estate	158,978	—	—	158,978	3,457	162,435
Residential real estate:
Consumer mortgage	56,610	400	—	57,010	948	57,958
Investment property	42,144	845	—	42,989	778	43,767

Total residential real estate	98,754	1,245	—	99,999	1,726	101,725
Consumer installment	11,397	57	—	11,454	—	11,454

Total	$357,252	2,810	—	360,062	10,354	$370,416

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

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial, construction and land development, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2012 and December 31, 2011, and for the periods then ended, the Company adjusted its historical loss rates for one segment, the commercial real estate portfolio segment, based in part, on loss rates of peer bank groups.

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

The Company periodically re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at June 30, 2012.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2012

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment		Total

Quarter ended:
Beginning balance	$845	1,439	3,816	1,332	64		$7,496
Charge-offs	(95)	(231)	(1,218)	(78)	(26)		(1,648)
Recoveries	5	1	—	45	4		55

Net charge-offs	(90)	(230)	(1,218)	(33)	(22)		(1,593)
Provision	(24)	414	219	(21)	12		600

Ending balance	$731	1,623	2,817	1,278	54		$6,503

Six months ended:
Beginning balance	$948	1,470	3,009	1,363	129		$6,919
Charge-offs	(95)	(231)	(1,218)	(111)	(32)		(1,687)
Recoveries	8	1	—	51	11		71

Net charge-offs	(87)	(230)	(1,218)	(60)	(21)		(1,616)
Provision	(130)	383	1,026	(25)	(54)		1,200

Ending balance	$731	1,623	2,817	1,278	54		$6,503

	June 30, 2011

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total

Quarter ended:
Beginning balance	$1,142	2,257	2,697	1,284	202	273	$7,855
Charge-offs	(306)	(112)	—	(389)	(2)	—	$(809)
Recoveries	12	—	—	86	2	—	$100

Net charge-offs	(294)	(112)	—	(303)	—	—	(709)
Provision	(81)	614	25	123	(12)	(69)	$600

Ending balance	$767	2,759	2,722	1,104	190	204	$7,746

Six months ended:
Beginning balance	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(362)	(145)	(339)	(446)	(3)	—	(1,295)
Recoveries	23	1	—	135	6	—	165

Net (charge-offs) recoveries	(339)	(144)	(339)	(311)	3	—	(1,130)
Provision	134	680	168	79	46	93	1,200

Ending balance	$767	2,759	2,722	1,104	190	204	$7,746

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2012 and 2011.

	Collectively evaluated (1)		Individually evaluated (2)		Total

(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

June 30, 2012:
Commercial and industrial	$731	59,223	—	195	731	59,418
Construction and land development	1,257	35,110	366	3,858	1,623	38,968
Commercial real estate	2,666	182,817	151	3,029	2,817	185,846
Residential real estate	953	102,678	325	1,549	1,278	104,227
Consumer installment	54	11,133	—	—	54	11,133

Total	$5,661	390,961	842	8,631	6,503	399,592

June 30, 2011:
Commercial and industrial	$767	51,794	—	233	767	52,027
Construction and land development	2,477	41,020	282	2,844	2,759	43,864
Commercial real estate	2,337	161,953	385	4,319	2,722	166,272
Residential real estate	1,010	99,547	94	949	1,104	100,496
Consumer installment	190	11,248	—	—	190	11,248
Unallocated	204	—	—	—	204	—

Total	$6,985	365,562	761	8,345	7,746	373,907

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

	June 30, 2012

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

Commercial and industrial	$58,363	413	545	97	$59,418
Construction and land development	33,634	532	944	3,858	38,968
Commercial real estate:
Owner occupied	64,879	5,265	916	1,663	72,723
Other	103,947	613	8,113	450	113,123

Total commercial real estate	168,826	5,878	9,029	2,113	185,846
Residential real estate:
Consumer mortgage	50,698	1,541	4,845	1,008	58,092
Investment property	40,966	1,435	2,582	1,152	46,135

Total residential real estate	91,664	2,976	7,427	2,160	104,227
Consumer installment	10,791	209	133	—	11,133

Total	$363,278	10,008	18,078	8,228	$399,592

	December 31, 2011

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

Commercial and industrial	$52,834	1,359	719	76	$54,988
Construction and land development	33,373	266	1,080	5,095	39,814
Commercial real estate:
Owner occupied	62,543	4,951	1,057	1,651	70,202
Other	81,584	622	8,221	1,806	92,233

Total commercial real estate	144,127	5,573	9,278	3,457	162,435
Residential real estate:
Consumer mortgage	50,156	1,575	5,279	948	57,958
Investment property	38,732	2,225	2,032	778	43,767

Total residential real estate	88,888	3,800	7,311	1,726	101,725
Consumer installment	11,078	248	128	—	11,454

Total	$330,300	11,246	18,516	10,354	$370,416

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2012 and December 31, 2011.

	June 30, 2012

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$195	—	195
Construction and land development	2,879	(1,601)	1,278
Commercial real estate:
Owner occupied	1,919	(256)	1,663
Other	511	(61)	450

Total commercial real estate	2,430	(317)	2,113
Residential real estate:
Consumer mortgages	—	—	—
Investment property	—	—	—

Total residential real estate	—	—	—
Consumer installment	—	—	—

Total	$5,504	(1,918)	3,586

With allowance recorded:
Commercial and industrial	$—	—	—	$—
Construction and land development	2,817	(237)	2,580	366
Commercial real estate:
Owner occupied	916	—	916	151
Other	—	—	—	-

Total commercial real estate	916	—	916	151
Residential real estate:
Consumer mortgages	980	(125)	855	50
Investment property	714	(20)	694	275

Total residential real estate	1,694	(145)	1,549	325
Consumer installment	—	—	—	—

Total	$5,427	(382)	5,045	$842

Total impaired loans	$10,931	(2,300)	8,631	$842

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2011

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$216	—	216
Construction and land development	3,958	(1,572)	2,386
Commercial real estate:
Owner occupied	361	(11)	350
Other	655	(50)	605

Total commercial real estate	1,016	(61)	955
Residential real estate:
Consumer mortgages	—	—	—
Investment property	—	—	—

Total residential real estate	—	—	—
Consumer installment	—	—	—

Total	$5,190	(1,633)	3,557

With allowance recorded:
Commercial and industrial	$—	—	—	$—
Construction and land development	2,882	(173)	2,709	147
Commercial real estate:
Owner occupied	2,255	(29)	2,226	544
Other	1,242	(41)	1,201	264

Total commercial real estate	3,497	(70)	3,427	808
Residential real estate:
Consumer mortgages	1,707	(797)	910	103
Investment property	390	(7)	383	163

Total residential real estate	2,097	(804)	1,293	266
Consumer installment	—	—	—	—

Total	$8,476	(1,047)	7,429	$1,221

Total impaired loans	$13,666	(2,680)	10,986	$1,221

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended June 30, 2012		Six months ended June 30, 2012
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$197	4	205	8
Construction and land development	4,185	—	4,595	—
Commercial real estate:			—	—
Owner occupied	2,561	18	2,566	35
Other	1,245	—	1,500	—

Total commercial real estate	3,806	18	4,066	35
Residential real estate:
Consumer mortgages	863	—	881	—
Investment property	695	—	562	—

Total residential real estate	1,558	—	1,443	—
Consumer installment	—	—	—	—

Total	$9,746	22	10,309	43

	Quarter ended June 30, 2011		Six months ended June 30, 2011
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$237	—	395	2
Construction and land development	3,790	—	3,952	—
Commercial real estate:
Owner occupied	1,651	3	1,720	6
Other	2,701	—	2,737	—

Total commercial real estate	4,352	3	4,457	6
Residential real estate:
Consumer mortgages	1,522	—	1,762	—
Investment property	—	—	51	—

Total residential real estate	1,522	—	1,813	—
Consumer installment	—	—	—	—

Total	$9,901	3	10,617	8

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

The following is a summary of accruing and nonaccrual TDRs and the related allowance for loan losses, by portfolio segment and class as of June 30, 2012, and December 31, 2011.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

June 30, 2012
Commercial and industrial	$195	—	195	$—
Construction and land development	—	3,858	3,858	366
Commercial real estate:
Owner occupied	916	1,404	2,320	151
Other	—	450	450	—

Total commercial real estate	916	1,854	2,770	151
Residential real estate:
Consumer mortgages	—	856	856	49
Investment property	—	375	375	181

Total residential real estate	—	1,231	1,231	230

Total	$1,111	6,943	8,054	$747

December 31, 2011
Commercial and industrial	$216	—	216	$—
Construction and land development	—	5,095	5,095	147
Commercial real estate:
Owner occupied	925	1,172	2,097	420
Other	—	1,806	1,806	264

Total commercial real estate	925	2,978	3,903	684
Residential real estate:
Investment property	—	383	383	163

Total residential real estate	—	383	383	163

Total	$1,141	8,456	9,597	$994

At June 30, 2012, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended			Six months ended
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment

June 30, 2012
Construction and land development	—	$—	—	2	$2,842	1,753
Commercial real estate:
Owner occupied	3	2,349	1,406	4	3,167	2,225
Other	—	—	—	2	1,804	1,657

Total commercial real estate	3	2,349	1,406	6	4,971	3,882
Residential real estate:
Consumer mortgages	2	863	857	2	863	857

Total residential real estate	2	863	857	2	863	857

Total	5	$3,212	2,263	10	$8,676	6,492

June 30, 2011
Commercial and industrial	1	$507	240	1	$507	240
Construction and land development	1	493	476	1	493	476
Commercial real estate:
Owner occupied	1	848	848	3	1,946	1,659
Other	1	1,229	1,229	1	1,229	1,229

Total commercial real estate	2	2,077	2,077	4	3,175	2,888

Total	4	$3,077	2,793	6	$4,175	3,604

The majority of the loans modified in a TDR during the quarters ended June 30, 2012 and 2011, respectively, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

For the quarters ended June 30, 2012 and 2011, decreases in the post modification outstanding recorded investment were primarily due to A/B note restructurings, where the B note was charged off. Total charge-offs related to B notes were $0.9 million and $0.3 million for the quarters ended June 30, 2012 and 2011, respectively.

For the six months ended June 30, 2012, decreases in the post modification outstanding recorded investment were primarily due to principal payments made by borrowers at the date of modification for construction and land development loans and A/B note restructurings for two owner occupied commercial real estate loans. Total charge-offs related to B notes were $0.9 million for the six months ended June 30, 2012. For the six months ended June 30, 2011, decreases in the post modification outstanding recorded investment were primarily due to A/B note restructurings for one owner occupied commercial real estate loan and one commercial and industrial loan. Total charge-offs related to B notes were $0.6 million for the six months ended June 30, 2011.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended		Six months ended
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)

June 30, 2012
Construction and land development	—	$—	1	$2,386

Total	—	$—	1	$2,386

June 30, 2011
Residential real estate:
Consumer mortgages	—	$—	1	$204

Total residential real estate	—	—	1	204

Total	—	$—	1	$204

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The change in amortized MSRs and the related valuation allowance for the quarters and six months ended June 30, 2012 and 2011 are presented below.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

MSRs, net:
Beginning balance	$1,260	$1,226	$1,245	$1,189
Additions, net	198	65	366	152
Amortization expense	(93)	(52)	(183)	(102)
Change in valuation allowance	(46)	—	(109)	—

Ending balance	$1,319	$1,239	$1,319	$1,239

Valuation allowance included in MSRs, net:
Beginning of period	$180	$—	$117	$—
End of period	226	—	226	—

Fair value of amortized MSRs:
Beginning of period	$1,260	$1,491	$1,245	$1,335
End of period	1,319	1,422	1,319	1,422

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2012, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the six months ended June 30, 2012 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)

Interest rate swap agreements:
Pay fixed / receive variable	$5,542	—	1,297	$28
Pay variable / receive fixed	5,542	1,297	—	(28)

Total interest rate swap agreements	$11,084	1,297	1,297	$—

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2012, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

Interest rate swap agreements

The carrying amount of interest rate swap agreements was included in other assets and accrued expenses and other liabilities on the accompanying consolidated balance sheets. The fair value measurements for our interest rate swap agreements were based on information obtained from a third party bank. This information is periodically tested by the Company and validated against other third party valuations. If needed, other third party market participants may be utilized to corroborate the fair value measurements for our interest rate swap agreements. The Company classified these derivative assets and liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively, by caption, on the Consolidated Balance Sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012:
Securities available-for-sale:
Agency obligations	$40,236	—	40,236	—
Agency RMBS	152,668	—	152,668	—
State and political subdivisions	83,712	—	83,712	—
Trust preferred securities:
Individual issuer	630	—	—	630

Total securities available-for-sale	277,246	—	276,616	630
Other assets (1)	1,297	—	1,297	—

Total assets at fair value	$278,543	—	277,913	630

Other liabilities(1)	1,297	—	1,297	—

Total liabilities at fair value	$1,297	—	1,297	—

December 31, 2011:
Securities available-for-sale:
Agency obligations	$51,085	—	51,085	—
Agency RMBS	164,798	—	164,798	—
State and political subdivisions	81,713	—	81,713	—
Trust preferred securities:
Pooled	100	—	—	100
Individual issuer	1,886	—	—	1,886

Total securities available-for-sale	299,582	—	297,596	1,986
Other assets (1)	1,325	—	1,325	—

Total assets at fair value	$300,907	—	298,921	1,986

Other liabilities(1)	1,325	—	1,325	—

Total liabilities at fair value	$1,325	—	1,325	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, respectively, by caption, on the Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012:
Loans held for sale	$6,816	—	6,816	—
Loans, net(1)	7,789	—	—	7,789
Other real estate owned	5,157	—	—	5,157
Other assets (2)	1,319	—	—	1,319

Total assets at fair value	$21,081	—	6,816	14,265

December 31, 2011:
Loans held for sale	$3,346	—	3,346	—
Loans, net(1)	9,765	—	—	9,765
Other real estate owned	7,898	—	—	7,898
Other assets (2)	1,245	—	—	1,245

Total assets at fair value	$22,254	—	3,346	18,908

(1)	Loans considered impaired under FASB ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying Consolidated Balance Sheets using Level 3 inputs:

	Six months ended June 30,
(Dollars in thousands)	2012	2011

Beginning balance	$1,986	$2,149
Total realized and unrealized gains and (losses):
Included in net earnings	(6)	(102)
Included in other comprehensive income	124	204
Sales	(974)	—
Settlements	(500)	—

Ending balance	$630	$2,251

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Recurring:

Trust preferred securities	$630	Discounted cash flow	Credit spread (basis points)	664 bp

Nonrecurring:

Impaired loans	$7,789	Appraisal	Appraisal discounts (%)	20.3%

Other real estate owned	5,157	Appraisal	Appraisal discounts (%)	9.7%

Mortgage servicing rights, net	1,319	Discounted cash flow	Prepayment speed or CPR (%)	21.2%

			Discount rate (%)	11.0%

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather are a good–faith estimate of the fair value of financial instruments held by the Company. FASB ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity and short-term borrowings.

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3
(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

June 30, 2012:
Financial Assets:
Loans, net (1)	$392,867	$400,925	$—	$—	$400,925
Financial Liabilities:
Time Deposits	$268,195	$272,709	$—	$272,709	$—
Long-term debt	47,217	52,010	—	52,010	—

December 31, 2011:
Financial Assets:
Loans, net (1)	$363,344	$371,433	$—	$—	$371,433
Financial Liabilities:
Time Deposits	$281,362	$286,644	$—	$286,644	$—
Long-term debt	85,313	93,360	—	93,360	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2012 and 2011, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly report on Form 10-Q for the quarter ended March 31, 2012.

Special Notice Regarding Forward-Looking Statements

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “attempt,” “should,” “desired,” “indicate,” “would,” “believe,” “deem,” “contemplate,” “expect,” “seek,” “estimate,” “evaluate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

•	the risks inherent in estimating fair market and other values for other real estate owned and other Level 2 and Level 3 assets, including discount rates and estimated cash flows;

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

Summary of Results of Operations

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011

Net interest income (a)	$5,728	$5,497	$11,143	$10,746
Less: tax-equivalent adjustment	416	440	830	875

Net interest income (GAAP)	5,312	5,057	10,313	9,871
Noninterest income	1,814	1,300	6,678	2,389

Total revenue	7,126	6,357	16,991	12,260
Provision for loan losses	600	600	1,200	1,200
Noninterest expense	4,048	4,308	11,590	7,902
Income tax expense (benefit)	449	(8)	707	152

Net earnings	$2,029	$1,457	$3,494	$3,006

Basic and diluted earnings per share	$0.56	$0.40	$0.96	$0.83

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $3.5 million for the first six months of 2012, compared to $3.0 million for the first six months of 2011. Basic and diluted earnings per share were $0.96 per share for the first six months of 2012, compared to $0.83 per share for the first six months of 2011.

Net interest income was $10.3 million for the first six months of 2012, compared to $9.9 million for the first six months of 2011. Average loans were $386.2 million in the first six months of 2012, an increase of $12.5 million, or 3%, from the first six months of 2011. Average deposits were $634.4 million in the first six months of 2012, an increase of $10.1 million, or 2%, from the first six months of 2011.

The provision for loan losses was $1.2 million for the first six months of 2012 and 2011. The Company’s annualized net charge-off ratio was 0.84% in the first six months of 2012, compared to 0.60% in the first six months of 2011.

Noninterest income was $6.7 million for the first six months of 2012, compared to $2.4 million in the first six months of 2011. The increase in noninterest income was primarily due to a $3.3 million gain on sale of three affordable housing investments in January 2012 and an increase in mortgage lending income of $0.7 million.

Noninterest expense was $11.6 million for the first six months of 2012, compared to $7.9 million in the first six months of 2011. On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and a weighted average duration of 2.6 years. The increase in total noninterest expense was primarily due to prepayment penalties of $3.7 million incurred during the first six months of 2012 on the repayment of the FHLB advances, compared to none in the first six months of 2011.

Income tax expense was approximately $0.7 million for the first six months of 2012, compared to $0.2 million in the first six months of 2011. The Company’s effective tax rate for the first six months of 2012 was approximately 16.83%, compared to 4.81% in the first six months of 2011. The increase in the Company’s effective tax rate during the first six months of 2012 when compared to the first six months of 2011 was primarily due to a 33% increase in the level of earnings before taxes and a decrease in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which were sold in January 2012. The impact of these changes on the Company’s effective tax rate during first six months of 2012 was partially offset by the reversal of a previously established deferred tax valuation allowance related to capital loss carryforwards.

In the first six months of 2012, the Company paid cash dividends of $1.5 million, or $0.41 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 16.65% and a Tier 1 leverage ratio of 9.26% at June 30, 2012.

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

Allowance for Loan Losses

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off, in whole or in part, when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

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

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial, construction and land development, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2012 and 2011, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company periodically re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at June 30, 2012.

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

Fair Value Determination

GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 8 of the Consolidated Financial Statements.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at June 30, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six months ended June 30,
	2012		2011

	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$388,398	5.57%	$375,550	5.72%
Securities - taxable	216,675	2.06%	232,353	3.00%
Securities - tax-exempt	78,280	6.27%	80,486	6.45%

Total securities	294,955	3.18%	312,839	3.88%
Federal funds sold	18,195	0.23%	24,174	0.18%
Interest bearing bank deposits	1,032	—	1,834	0.11%

Total interest-earning assets	702,580	4.42%	714,397	4.72%

Deposits:
NOW	101,651	0.39%	92,951	0.67%
Savings and money market	154,029	0.59%	139,721	0.73%
Certificates of deposits less than $100,000	110,451	1.69%	114,998	2.03%
Certificates of deposits and other time deposits of $100,000 or more	163,437	2.16%	186,722	2.47%

Total interest-bearing deposits	529,568	1.26%	534,392	1.61%
Short-term borrowings	3,299	0.55%	2,409	0.50%
Long-term debt	51,033	3.76%	88,508	3.86%

Total interest-bearing liabilities	583,900	1.48%	625,309	1.92%

Net interest income and margin (tax-equivalent)	$11,143	3.19%	$10,746	3.03%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $11.1 million in the first six months of 2012, compared to $10.7 million for the first six months of 2011, as net interest margin improvement offset a decline in average interest-earning assets of 2%. Net interest margin (tax-equivalent) was 3.19% for the first six months of 2012, compared to 3.03% for the first six months of 2011.

The tax-equivalent yield on total interest-earning assets decreased 30 basis points in the first six months of 2012 from the first six months of 2011 to 4.42%. This decrease was primarily driven by a 70 basis point decrease in the tax-equivalent yield on total securities to 3.18%.

The cost of total interest-bearing liabilities decreased 44 basis points in the first six months of 2012 from the first six months of 2011 to 1.48%. This decrease was primarily driven by a 35 basis point decrease in the cost of total interest-bearing deposits to 1.26%.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The provisions for loan losses amounted to $1.2 million for the six months ended June 30, 2012 and 2011, respectively.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.63% at June 30, 2012, compared to 1.87% at December 31, 2011. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended June 30,		Six months ended June 30,

(Dollars in thousands)	2012	2011	2012	2011

Service charges on deposit accounts	$279	$290	$570	$581
Mortgage lending income	785	384	1,454	768
Bank-owned life insurance	113	107	212	214
Gain on sale of affordable housing investments	—	—	3,268	—
Affordable housing investment losses	—	(230)	—	(230)
Securities gains, net	251	394	430	348
Other	386	355	744	708

Total noninterest income	$1,814	$1,300	$6,678	$2,389

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six months ended June 30,

(Dollars in thousands)	2012	2011	2012	2011

Origination income	$756	$284	$1,416	$572
Servicing fees, net	75	100	147	196
Increase in MSR valuation allowance	(46)	—	(109)	—

Total mortgage lending income	$785	$384	$1,454	$768

Mortgage lending income was $1.5 million for the first six months of 2012, compared to $0.8 million for the first six months of 2011. An increase in the level of refinance and purchase activity during the first six months of 2012 contributed to the increase in mortgage lending income. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans.

Mortgage lending income increased in the second quarter of 2012 when compared to the second quarter of 2011 due to the same factors described above.

The Company recognized a gain on sale of $3.3 million during the first six months of 2012 related to the sale of its interests in three affordable housing limited partnerships in January 2012. Accordingly, the Company does not expect to receive any federal tax credits related to affordable housing partnership investments in 2012. Prior to the sale of its interests, the Company accrued its pro-rata share of partnership losses in noninterest expense. During the first six months of 2011, the Company accrued approximately $230,000 related to affordable housing investment losses.

Net securities gains (losses) include realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains on the sale of securities were $560,000 for the first six months of 2012, compared to net gains on the sale of securities of $450,000 for the first six months of 2011. Other-than-temporary impairment charges were $130,000 for the first six months of 2012, compared to $102,000 for the first six months of 2011. For both periods, the other-than-temporary impairment charges related to trust preferred securities.

Net gains on the sale of securities were $251,000 for the second quarter of 2012, compared to net gains on the sale of securities of $445,000 for the second quarter of 2011. The Company incurred no other-than-temporary impairment charges for the second quarter of 2012, compared to $51,000 for the second quarter of 2011. The other-than-temporary impairment charges related to trust preferred securities.

Noninterest Expense

	Quarter ended June 30,		Six months ended June 30,

(Dollars in thousands)	2012	2011	2012	2011

Salaries and benefits	$2,205	$2,013	$4,348	$3,943
Net occupancy and equipment	336	328	674	674
Professional fees	188	189	375	360
FDIC and other regulatory assessments	185	199	368	481
Other real estate owned, net	(6)	718	63	701
Prepayment penalty on long-term debt	12	—	3,720	—
Other	1,128	861	2,042	1,743

Total noninterest expense	$4,048	$4,308	$11,590	$7,902

The increase in salaries and benefits expense during the first six months of 2012, compared to the first six months of 2011 reflected routine increases coupled with an increase in the number of full-time equivalent employees due to the opening of a new branch during December 2011 in Valley, Alabama.

Salaries and benefits expense increased in the second quarter of 2012 when compared to the second quarter of 2011 due to the same factors described above.

The decrease in FDIC and other regulatory assessments expense during the first six months of 2012, compared to the first six months of 2011 was primarily due to the FDIC redefining the deposit insurance assessment base effective April 1, 2011. Most FDIC insured institutions with less than $10 billion in assets experienced a reduction in their FDIC deposit insurance assessments.

OREO, net, includes expenses related to the ongoing costs of maintenance and property taxes, holding losses or write-downs on the valuations of certain properties, gains and losses on sale, and rental income. Net expenses related to OREO were approximately $63,000 in the first six months of 2012, compared to $701,000 in the first six months of 2011. The decrease in expenses was primarily due to a decline in holding losses or write-downs on the valuations of certain properties included in OREO. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in OREO expense, net. Additionally, the Company will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

OREO, net decreased in the second quarter of 2012 when compared to the second quarter of 2011 due to the same factors described above.

On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and a weighted average duration of 2.6 years. In connection with repaying the FHLB advances, the Company incurred a $3.7 million prepayment penalty in first six months of 2012, compared to none for the first six months of 2011.

Income Tax Expense

Income tax expense was approximately $0.7 million for the first six months of 2012, compared to $0.2 million in the first six months of 2011. The Company’s effective tax rate for the first six months of 2012 was approximately 16.83%, compared to 4.81% in the first six months of 2011. The increase in the Company’s effective tax rate during the first six months of 2012 when compared to the first six months of 2011 was primarily due to a 33% increase in the level of earnings before taxes and a decrease in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which were sold in January 2012. The impact of these changes on the Company’s effective tax rate during first six months of 2012 were partially offset by the reversal of a previously established deferred tax valuation allowance of $0.5 million related to capital loss carryforwards.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $277.2 million and $299.6 million as of June 30, 2012 and December 31, 2011, respectively. Unrealized net gains on securities available-for-sale were $8.1 million at June 30, 2012 compared to unrealized net gains of $6.7 million at December 31, 2011. The increase is primarily due to changes in market interest rates.

The average tax-equivalent yields earned on total securities were 3.18% in the first six months of 2012 and 3.88% in the first six months of 2011.

Loans

	2012		2011

	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$59,418	56,804	54,988	53,888	52,027
Construction and land development	38,968	34,350	39,814	40,781	43,864
Commercial real estate	185,846	173,265	162,435	166,059	166,272
Residential real estate	104,227	105,183	101,725	102,030	100,496
Consumer installment	11,133	10,953	11,454	12,105	11,248

Total loans	399,592	380,555	370,416	374,863	373,907
Less: unearned income	(222)	(178)	(153)	(75)	(112)

Loans, net of unearned income	$399,370	380,377	370,263	374,788	373,795

Total loans, net of unearned income, were $399.4 million at June 30, 2012, an increase of $29.1 million, or 8% compared to December 31, 2011. Loan growth was primarily driven by an increase in commercial real estate loans of $23.4 million from December 31, 2011. The majority of the increase in commercial real estate was due to an increase in multi-family residential loans of $12.5 million from December 31, 2011. Four loan categories represented the majority of the loan portfolio at June 30, 2012: commercial real estate (47%), residential real estate (26%), construction and land development (10%) and commercial and industrial (15%). Approximately 39% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2012.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $15.7 million, or 4% of total loans, at June 30, 2012, compared to $15.1 million, or 4% of total loans, at December 31, 2011. For residential real estate mortgage loans with a consumer purpose, approximately $1.3 million and $1.8 million required interest-only payments at June 30, 2012 and December 31, 2011, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $4.5 million and $3.8 million at June 30, 2012 and December 31, 2011, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.57% in the first six months of 2012 and 5.72% in the first six months of 2011.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank (or 20% of the capital accounts if loans in excess of 10% are fully secured). The Bank’s upper legal lending limit was approximately $15.1 million June 30, 2012. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $13.5 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2012 and December 31, 2011, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at June 30, 2012 (and related balances at December 31, 2011).

(In thousands)	June 30, 2012	December 31, 2011

Lessors of 1 to 4 family residential properties	$46,135	$43,767
Multi-family residential properties	29,403	16,935
Office buildings	20,333	20,004

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At June 30, 2012 and December 31, 2011, the allowance for loan losses was $6.5 million and $6.9 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2012 and the previous four quarters is presented below.

	2012		2011

(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Balance at beginning of period	$7,496	6,919	6,340	7,746	7,855
Charge-offs:
Commercial and industrial	(95)	—	(19)	(298)	(306)
Construction and land development	(231)	—	(41)	(1,572)	(112)
Commercial real estate	(1,218)	—	(4)	(79)	—
Residential real estate	(78)	(33)	(14)	(73)	(389)
Consumer installment	(26)	(7)	(11)	(7)	(2)

Total charge-offs	(1,648)	(40)	(89)	(2,029)	(809)
Recoveries	55	17	18	23	100

Net charge-offs	(1,593)	(23)	(71)	(2,006)	(709)
Provision for loan losses	600	600	650	600	600

Ending balance	$6,503	7,496	6,919	6,340	7,746

as a % of loans	1.63%	1.97	1.87	1.69	2.07
as a % of nonperforming loans	79%	73	67	60	95
Net charge-offs as a % of average loans	1.61%	0.02	0.08	2.14	0.76

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.63% at June 30, 2012, compared to 1.87% at December 31, 2011. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At June 30, 2012, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 79%, compared to 67% at December 31, 2011. This ratio increased because the level of allowance for loan losses did not decline significantly from December 31, 2011, compared to the decrease in nonperforming loans from December 31, 2011. The decrease in nonperforming loans was primarily due to charge-offs on nonperforming commercial real estate loans and a paydown received on a nonperforming construction and land development loan.

At June 30, 2012, the Company’s recorded investment in loans considered impaired was $8.6 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.8 million. At December 31, 2011, the Company’s recorded investment in loans considered impaired was $11.0 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.2 million.

Nonperforming Assets

At June 30, 2012, the Company had $13.4 million in nonperforming assets, a decrease of $4.9 million, or 26.7%, compared to December 31, 2011. Included in nonperforming assets were nonperforming loans of $8.2 million and $10.4 million at June 30, 2012 and December 31, 2011, respectively. The majority of the balance in nonperforming assets at June 30, 2012 related to deterioration in the construction and land development loan portfolio.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2012 and the previous four quarters.

	2012		2011

(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Nonperforming assets:
Nonaccrual loans	$8,228	10,230	10,354	10,506	8,151
Other real estate owned	5,157	7,346	7,898	7,770	9,361

Total nonperforming assets	$13,385	17,576	18,252	18,276	17,512

as a % of loans and other real estate owned	3.31%	4.53	4.83	4.78	4.57
as a % of total assets	1.75%	2.31	2.35	2.39	2.25
Nonperforming loans as a % of total loans	2.06%	2.69	2.80	2.80	2.18
Accruing loans 90 days or more past due	$6	231	—	—	11

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2012 and the previous four quarters.

	2012		2011

(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Nonaccrual loans:
Commercial and industrial	$97	80	76	32	48
Construction and land development	3,858	4,504	5,095	5,156	2,844
Commercial real estate	2,113	3,362	3,457	3,616	3,868
Residential real estate	2,160	2,276	1,726	1,559	1,245
Consumer installment	—	8	—	143	146

Total nonaccrual loans	$8,228	10,230	10,354	10,506	8,151

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At June 30, 2012, the Company had $8.2 million in loans on nonaccrual, compared to $10.4 million at December 31, 2011.

At June 30, 2012 there were $6,000 in loans 90 days past due and still accruing interest. At December 31, 2011, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2012 and the previous four quarters.

	2012		2011
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Other real estate owned:
Commercial:
Buildings	$615	615	615	—	—
Developed lots	1,285	1,321	1,325	1,528	1,528
Residential:
Condominiums	1,016	3,348	3,663	3,991	5,015
New home construction	97	97	97	97	346
Developed lots	14	61	141	141	209
Undeveloped land	1,671	1,401	1,401	1,401	1,401
Other	459	503	656	612	862

Total other real estate owned	$5,157	7,346	7,898	7,770	9,361

At June 30, 2012, the Company held $5.2 million in OREO, which we had acquired from borrowers, a decrease of $2.7 million, or 34.7%, compared to December 31, 2011. At June 30, 2012, OREO primarily related to three properties with a total carrying value of $3.6 million. The decrease in OREO from December 31, 2011 primarily related to the disposal of the Company’s participation interest in a completed condominium project on the Florida Gulf Coast, which had a carrying value of approximately $2.3 million at December 31, 2011.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s participation primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $18.1 million, or 4.5% of total loans at June 30, 2012, compared to $18.5 million, or 5.0% of total loans at December 31, 2011.

The table below provides information concerning the composition of performing potential problem loans for the second quarter of 2012 and the previous four quarters.

	2012		2011

(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Potential problem loans:
Commercial and industrial	$545	788	719	794	991
Construction and land development	944	995	1,080	1,113	5,016
Commercial real estate	9,029	9,257	9,278	9,715	9,309
Residential real estate	7,427	7,013	7,311	6,238	5,387
Consumer installment	133	135	128	106	109

Total potential problem loans	$18,078	18,188	18,516	17,966	20,812

At June 30, 2012, approximately $1.2 million or 6.9% of total potential problem loans were past due at least 30 days but less than 90 days. At June 30, 2012, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the second quarter of 2012 and the previous four quarters.

	2012		2011

(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$321	174	1,191	253	94
Construction and land development	270	—	317	173	—
Commercial real estate	92	258	—	—	456
Residential real estate	1,008	657	1,245	1,094	360
Consumer installment	59	99	57	25	15

Total	$1,750	1,188	2,810	1,545	925

Deposits

Total deposits were $644.2 million at June 30, 2012, compared to $619.6 million at December 31, 2011. Noninterest bearing deposits were $113.5 million, or 17.6% of total deposits, at June 30, 2012, compared to $106.3 million, or 17.2% of total deposits at December 31, 2011. During the first six months of 2012, customers continued to seek safety and liquidity in light of an uncertain national economy. The increase in noninterest bearing deposits was primarily due to a $10.9 million increase in personal and business noninterest bearing accounts. This increase was offset by a $4.8 million decrease in public depositor noninterest bearing accounts. Interest bearing deposits were $530.8 million, at June 30, 2012, compared to $513.3 million, at December 31, 2011. The increase in interest bearing deposits was primarily due to an $8.3 million increase in public depositor account balances, which are generally subject to seasonal fluctuations, and an $8.2 million increase in interest checking (NOW accounts).

The average rate paid on total interest-bearing deposits was 1.26% in the first six months of 2012 and 1.61% in the first six months of 2011.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. The Bank had available federal funds lines totaling $40.0 million with none outstanding at June 30, 2012 and December 31, 2011, respectively. Securities sold under agreements to repurchase totaled $2.8 million at June 30, 2012 and December 31, 2011, respectively.

The average rate paid on short-term borrowings was 0.55% in the first six months of 2012 and 0.50% in the first six months of 2011.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $15.0 million at June 30, 2012 and December 31, 2011, respectively, in securities sold under agreements to repurchase with an original maturity greater than one year. The Bank had $25.0 million and $63.1 million in long-term FHLB advances at June 30, 2012 and December 31, 2011, respectively, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both June 30, 2012 and December 31, 2011. On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average rate of 4.26% and a weighted average duration of 2.6 years.

The average rate paid on long-term debt was 3.76% in the first six months of 2012 and 3.86% in the first six months of 2011.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $68.3 million and $65.4 million as of June 30, 2012 and December 31, 2011, respectively. The increase from December 31, 2011 was primarily driven by net earnings of $3.5 million and other comprehensive income of $0.9 million, which was reduced by cash dividends paid of $1.5 million.

The Company’s tier 1 leverage ratio was 9.26%, tier 1 risk-based capital ratio was 15.39% and total risk-based capital ratio was 16.65% at June 30, 2012. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management uses earnings simulation modeling to estimate and manage interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model would indicate that we were in compliance with our current guidelines at June 30, 2012.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model would indicate that we were in compliance with our guidelines at June 30, 2012.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates, and other economic and market factors, including market perceptions. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates or economic stress, which may differ across industries and economic sectors. ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios in seeking satisfactory, consistent levels of profitability within the framework of the Company’s established liquidity, loan, investment, borrowing, and capital policies.

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2012 and December 31, 2011, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

The primary source of funding and the primary source of liquidity for the Company include dividends received from the Bank, and secondarily proceeds from the possible issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to stockholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the Consolidated Balance Sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At June 30, 2012, the Bank had an available line of credit with the FHLB totaling $228.3 million with $25.0 million outstanding. At June 30, 2012, the Bank also had $40.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At June 30, 2012, the Bank had outstanding standby letters of credit of $7.1 million and unfunded loan commitments outstanding of $51.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2012, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $280.5 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or these documents are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in 2011, 2010 or 2009. In the first six months of 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses on its repurchase.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency as investors more aggressively pursue all means of recovering losses on their purchased loans. However, as of June 30, 2012, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends. As of June 30, 2012, 99.3% of our residential mortgage loans serviced for investors were current. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncement has been issued by the FASB, but is not yet effective:

•	ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.

Information about the pronouncement is described in more detail below.

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

The Company believes the presentation of net interest income on a tax-equivalent basis provides comparability of net interest income from both taxable and tax-exempt sources and facilitates comparability within the industry. Although the Company believes these non-GAAP financial measures enhance investors’ understanding of its business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures are presented below.

	2012		2011

(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Net interest income (GAAP)	$5,312	5,001	4,509	4,845	5,057
Tax-equivalent adjustment	416	414	415	429	440

Net interest income (Tax-equivalent)	$5,728	5,415	4,924	5,274	5,497

				Six months ended June 30,

(In thousands)				2012	2011

Net interest income (GAAP)				$10,313	9,871
Tax-equivalent adjustment				830	875

Net interest income (Tax-equivalent)				$11,143	10,746

Table 2 - Selected Quarterly Financial Data

2012	2011

(Dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Results of Operations
Net interest income (a)	$5,728	5,415	4,924	5,274	5,497
Less: tax-equivalent adjustment	416	414	415	429	440

Net interest income (GAAP)	5,312	5,001	4,509	4,845	5,057
Noninterest income	1,814	4,864	1,461	1,327	1,300

Total revenue	7,126	9,865	5,970	6,172	6,357
Provision for loan losses	600	600	650	600	600
Noninterest expense	4,048	7,542	4,187	4,268	4,308
Income tax expense (benefit)	449	258	(32)	(63)	(8)

Net earnings	$2,029	1,465	1,165	1,367	1,457

Per share data:
Basic and diluted net earnings	$0.56	0.40	0.32	0.38	0.40
Cash dividends declared	0.205	0.205	0.20	0.20	0.20
Weighted average shares outstanding:
Basic and diluted	3,642,826	3,642,738	3,642,738	3,642,738	3,642,738
Shares outstanding	3,642,843	3,642,738	3,642,738	3,642,738	3,642,738
Book value	$18.75	18.11	17.96	17.69	16.77
Common stock price
High	$26.65	21.99	19.65	19.70	19.91
Low	21.50	18.23	18.52	19.10	19.40
Period end	21.50	21.99	18.52	19.65	19.75
To earnings ratio	12.95	x	14.66	12.10	13.55	14.01
To book value	115%	121	103	111	118
Performance ratios:
Return on average equity	12.06%	8.86	7.15	8.81	9.90
Return on average assets	1.07%	0.77	0.61	0.72	0.75
Dividend payout ratio	36.61%	51.25	62.50	52.63	50.00
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.63%	1.97	1.87	1.69	2.07
Nonperforming loans	79%	73	67	60	95
Nonperforming assets as a % of:
Loans and foreclosed properties	3.31%	4.53	4.83	4.78	4.57
Total assets	1.75%	2.31	2.35	2.39	2.25
Nonperforming loans as a % of total loans	2.06%	2.69	2.80	2.80	2.18
Net charge-offs as a % of average loans	1.61%	0.02	0.08	2.14	0.76
Capital Adequacy:
Tier 1 risk-based capital ratio	15.39%	15.69	15.40	15.25	14.95
Total risk-based capital ratio	16.65%	16.95	16.66	16.51	16.20
Tier 1 Leverage Ratio	9.26%	9.06	8.82	8.87	8.65
Other financial data:
Net interest margin (a)	3.26%	3.11	2.77	2.98	3.09
Effective income tax rate	18.12%	14.97	NM	NM	NM
Efficiency ratio (b)	53.67%	73.37	65.58	64.66	63.38
Selected average balances:
Securities	$293,072	296,838	294,485	292,027	305,564
Loans, net of unearned income	395,261	377,164	372,318	375,614	375,192
Total assets	760,413	756,833	766,907	763,771	777,181
Total deposits	639,182	629,653	610,543	610,961	625,941
Long-term debt	47,241	54,826	85,314	85,319	85,323
Total stockholders’ equity	67,296	66,118	65,168	62,041	58,888
Selected period end balances:
Securities	$277,246	299,902	299,582	283,070	296,443
Loans, net of unearned income	399,370	380,377	370,263	374,788	373,795
Allowance for loan losses	6,503	7,496	6,919	6,340	7,746
Total assets	766,161	760,522	776,218	764,637	779,725
Total deposits	644,246	641,195	619,552	609,070	627,969
Long-term debt	47,217	47,308	85,313	85,317	85,322
Total stockholders’ equity	68,292	65,972	65,416	64,422	61,100

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Selected Financial Data

Six months ended June 30,

(Dollars in thousands, except per share amounts)	2012	2011

Results of Operations
Net interest income (a)	$11,143	10,746
Less: tax-equivalent adjustment	830	875

Net interest income (GAAP)	10,313	9,871
Noninterest income	6,678	2,389

Total revenue	16,991	12,260
Provision for loan losses	1,200	1,200
Noninterest expense	11,590	7,902
Income tax expense	707	152

Net earnings	$3,494	3,006

Per share data:
Basic and diluted net earnings	$0.96	0.83
Cash dividends declared	0.41	0.40
Weighted average shares outstanding:
Basic and diluted	3,642,782	3,642,733
Shares outstanding, at period end	3,642,843	3,642,738
Book value	$18.75	16.77
Common stock price
High	$26.65	20.37
Low	18.23	19.40
Period end	21.50	19.75
To earnings ratio	12.95	x	14.01
To book value	115%	118
Performance ratios:
Return on average equity	10.48%	10.36
Return on average assets	0.92%	0.77
Dividend payout ratio	42.71%	48.19
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.63%	2.07
Nonperforming loans	79%	95
Nonperforming assets as a % of:
Loans and foreclosed properties	3.31%	4.57
Total assets	1.75%	2.25
Nonperforming loans as a % of total loans	2.06%	2.18
Net charge-offs as a % of average loans	0.84%	0.60
Capital Adequacy:
Tier 1 risk-based capital ratio	15.39%	14.95
Total risk-based capital ratio	16.65%	16.20
Tier 1 Leverage Ratio	9.26%	8.65
Other financial data:
Net interest margin (a)	3.19%	3.03
Effective income tax rate	16.83%	4.81
Efficiency ratio (b)	65.04%	60.16
Selected average balances:
Securities	$294,955	312,839
Loans, net of unearned income	386,212	373,763
Total assets	758,623	776,989
Total deposits	634,418	624,338
Long-term debt	51,033	88,508
Total stockholders’ equity	66,707	58,034
Selected period end balances:
Securities	$277,246	296,443
Loans, net of unearned income	399,370	373,795
Allowance for loan losses	6,503	7,746
Total assets	766,161	779,725
Total deposits	644,246	627,969
Long-term debt	47,217	85,322
Total stockholders’ equity	68,292	61,100

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$397,221	$5,490	5.56%	$376,762	$5,371	5.72%
Securities - taxable	214,557	1,051	1.97%	224,451	1,757	3.14%
Securities - tax-exempt (2)	78,515	1,225	6.28%	81,113	1,296	6.41%

Total securities	293,072	2,276	3.12%	305,564	3,053	4.01%
Federal funds sold	14,786	7	0.19%	30,414	14	0.18%
Interest bearing bank deposits	883	—	—	1,378	—	—

Total interest-earning assets	705,962	$7,773	4.43%	714,118	$8,438	4.74%
Cash and due from banks	13,815			12,678
Other assets	40,636			50,385

Total assets	$760,413			$777,181

Interest-bearing liabilities:
Deposits:
NOW	$105,129	$83	0.32%	$93,917	$158	0.67%
Savings and money market	157,023	211	0.54%	141,817	252	0.71%
Certificates of deposits less than $100,000	109,672	453	1.66%	114,705	567	1.98%
Certificates of deposits and other time deposits of $100,000 or more	160,424	858	2.15%	183,878	1,115	2.43%

Total interest-bearing deposits	532,248	1,605	1.21%	534,317	2,092	1.57%
Short-term borrowings	3,530	5	0.57%	2,341	3	0.51%
Long-term debt	47,241	435	3.70%	85,323	846	3.98%

Total interest-bearing liabilities	583,019	$2,045	1.41%	621,981	$2,941	1.90%
Noninterest-bearing deposits	106,934			91,624
Other liabilities	3,164			4,688
Stockholders’ equity	67,296			58,888

Total liabilities and stockholders’ equity	$760,413			$777,181

Net interest income and margin		$5,728	3.26%		$5,497	3.09%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Six months ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$388,398	$10,755	5.57%	$375,550	$10,658	5.72%
Securities - taxable	216,675	2,219	2.06%	232,353	3,452	3.00%
Securities - tax-exempt (2)	78,280	2,440	6.27%	80,486	2,574	6.45%

Total securities	294,955	4,659	3.18%	312,839	6,026	3.88%
Federal funds sold	18,195	21	0.23%	24,174	22	0.18%
Interest bearing bank deposits	1,032	-	0.00%	1,834	1	0.11%

Total interest-earning assets	702,580	$15,435	4.42%	714,397	$16,707	4.72%
Cash and due from banks	14,352			13,194
Other assets	41,691			49,398

Total assets	$758,623			$776,989

Interest-bearing liabilities:
Deposits:
NOW	$101,651	$198	0.39%	$92,951	$310	0.67%
Savings and money market	154,029	450	0.59%	139,721	507	0.73%
Certificates of deposits less than $100,000	110,451	928	1.69%	114,998	1,156	2.03%
Certificates of deposits and other time deposits of $100,000 or more	163,437	1,754	2.16%	186,722	2,289	2.47%

Total interest-bearing deposits	529,568	3,330	1.26%	534,392	4,262	1.61%
Short-term borrowings	3,299	9	0.55%	2,409	6	0.50%
Long-term debt	51,033	953	3.76%	88,508	1,693	3.86%

Total interest-bearing liabilities	583,900	$4,292	1.48%	625,309	$5,961	1.92%
Noninterest-bearing deposits	104,850			89,946
Other liabilities	3,166			3,700
Stockholders’ equity	66,707			58,034

Total liabilities and stockholders’ equity	$758,623			$776,989

Net interest income and margin		$11,143	3.19%		$10,746	3.03%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2012		2011
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial and industrial	$59,418	56,804	54,988	53,888	52,027
Construction and land development	38,968	34,350	39,814	40,781	43,864
Commercial real estate	185,846	173,265	162,435	166,059	166,272
Residential real estate	104,227	105,183	101,725	102,030	100,496
Consumer installment	11,133	10,953	11,454	12,105	11,248

Total loans	399,592	380,555	370,416	374,863	373,907
Less: unearned income	(222)	(178)	(153)	(75)	(112)

Loans, net of unearned income	399,370	380,377	370,263	374,788	373,795
Less: allowance for loan losses	(6,503)	(7,496)	(6,919)	(6,340)	(7,746)

Loans, net	$392,867	372,881	363,344	368,448	366,049

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2012		2011
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Allowance for loan losses:
Balance at beginning of period	$7,496	6,919	6,340	7,746	7,855
Charge-offs:
Commercial and industrial	(95)	—	(19)	(298)	(306)
Construction and land development	(231)	—	(41)	(1,572)	(112)
Commercial real estate	(1,218)	—	(4)	(79)	—
Residential real estate	(78)	(33)	(14)	(73)	(389)
Consumer installment	(26)	(7)	(11)	(7)	(2)

Total charge-offs	(1,648)	(40)	(89)	(2,029)	(809)
Recoveries	55	17	18	23	100

Net charge-offs	(1,593)	(23)	(71)	(2,006)	(709)
Provision for loan losses	600	600	650	600	600

Ending balance	$6,503	7,496	6,919	6,340	7,746

as a % of loans	1.63%	1.97	1.87	1.69	2.07
as a % of nonperforming loans	79%	73	67	60	95
Net charge-offs as a % of average loans	1.61%	0.02	0.08	2.14	0.76

Nonperforming assets:
Nonaccrual loans	$8,228	10,230	10,354	10,506	8,151
Other real estate owned	5,157	7,346	7,898	7,770	9,361

Total nonperforming assets	$13,385	17,576	18,252	18,276	17,512

as a % of loans and foreclosed properties	3.31%	4.53	4.83	4.78	4.57
as a % of total assets	1.75%	2.31	2.35	2.39	2.25
Nonperforming loans as a % of total loans	2.06%	2.69	2.80	2.80	2.18
Accruing loans 90 days or more past due	$6	231	—	—	11

Table 8 - Allocation of Allowance for Loan Losses

	2012				2011
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$731	14.9	$845	14.9	$948	14.8	$762	14.4	$767	13.9
Construction and land development	1,623	9.8	1,439	9.0	1,470	10.7	1,138	10.9	2,759	11.7
Commercial real estate	2,817	46.5	3,816	45.5	3,009	43.9	2,643	44.3	2,722	44.5
Residential real estate	1,278	26.1	1,332	27.6	1,363	27.5	1,404	27.2	1,104	26.9
Consumer installment	54	2.8	64	2.9	129	3.1	178	3.2	190	3.0
Unallocated	—		—		—		215		204

Total allowance for loan losses	$6,503		$7,496		$6,919		$6,340		$7,746

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2012

Maturity of:
3 months or less	$27,494
Over 3 months through 6 months	27,680
Over 6 months through 12 months	26,421
Over 12 months	52,858

Total CDs and other time deposits of $100,000 or more	$134,453

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

ITEM 1A.  RISK FACTORS

The following risk factor supplements the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011:

The new Basel III capital rules proposed in June 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines may adversely affect the Company’s capital adequacy and the costs of conducting its business.

Many of these proposals will be applicable to the Company and the Bank when adopted and effective, and will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, the risk-weighting of various assets. Among other things, for bank holding companies with under $15 billion in assets, trust preferred securities will be phased out as Tier 1 capital over 10 years. These proposals will have far reaching effects on our capital and the amount of capital required to support our business, especially on a risk-weighted basis, and therefore may adversely affect our results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 31	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
Total	—	—	—	—

(1) Based on trade date, not settlement date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema Document****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
****	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	August 6, 2012	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	August 6, 2012	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)