Form 10-Q
period 2012-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2012-11-02
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended September 30, 2012

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.01 par value per share	3,642,903 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2012	December 31, 2011

Assets:
Cash and due from banks	$14,943	$12,395
Federal funds sold	41,765	41,840
Interest bearing bank deposits	583	1,193

Cash and cash equivalents	57,291	55,428

Securities available-for-sale	254,819	299,582
Loans held for sale	5,682	3,346
Loans, net of unearned income	397,738	370,263
Allowance for loan losses	(6,045)	(6,919)

Loans, net	391,693	363,344

Premises and equipment, net	10,199	9,345
Bank-owned life insurance	16,963	16,631
Other real estate owned	4,925	7,898
Other assets	11,895	20,644

Total assets	$753,467	$776,218

Liabilities:
Deposits:
Noninterest-bearing	$116,017	$106,276
Interest-bearing	513,807	513,276

Total deposits	629,824	619,552
Federal funds purchased and securities sold under agreements to repurchase	2,547	2,805
Long-term debt	47,217	85,313
Accrued expenses and other liabilities	3,673	3,132

Total liabilities	683,261	710,802

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,756	3,753
Retained earnings	66,908	64,045
Accumulated other comprehensive income, net	6,145	4,222
Less treasury stock, at cost - 314,232 shares and 314,397 shares at September 30, 2012 and December 31, 2011, respectively	(6,642)	(6,643)

Total stockholders’ equity	70,206	65,416

Total liabilities and stockholders’ equity	$753,467	$776,218

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(In thousands, except share and per share data)	2012	2011	2012	2011

Interest income:
Loans, including fees	$5,548	$5,393	$16,303	$16,051
Securities	1,653	2,253	5,482	7,404
Federal funds sold and interest bearing bank deposits	11	14	32	37

Total interest income	7,212	7,660	21,817	23,492

Interest expense:
Deposits	1,509	1,958	4,839	6,220
Short-term borrowings	4	3	13	9
Long-term debt	440	854	1,393	2,547

Total interest expense	1,953	2,815	6,245	8,776

Net interest income	5,259	4,845	15,572	14,716
Provision for loan losses	1,550	600	2,750	1,800

Net interest income after provision for loan losses	3,709	4,245	12,822	12,916

Noninterest income:
Service charges on deposit accounts	268	301	838	882
Mortgage lending	1,038	566	2,492	1,334
Bank-owned life insurance	120	127	332	341
Gain on sale of affordable housing investments	—	—	3,268	—
Affordable housing investment losses	—	(231)	—	(461)
Other	413	349	1,157	1,057
Securities gains, net:
Realized gains, net	178	451	738	901
Total other-than-temporary impairments	—	(156)	(130)	(468)
Non-credit portion of other-than-temporary impairments (transferred from) recognized in other comprehensive income	—	(80)	—	130

Total securities gains, net	178	215	608	563

Total noninterest income	2,017	1,327	8,695	3,716

Noninterest expense:
Salaries and benefits	2,209	2,147	6,557	6,090
Net occupancy and equipment	345	364	1,019	1,038
Professional fees	163	190	538	550
FDIC and other regulatory assessments	153	178	521	659
Other real estate owned, net	119	506	182	1,207
Prepayment penalty on long-term debt	—	—	3,720	—
Other	781	883	2,823	2,626

Total noninterest expense	3,770	4,268	15,360	12,170

Earnings before income taxes	1,956	1,304	6,157	4,462
Income tax expense (benefit)	347	(63)	1,054	89

Net earnings	$1,609	$1,367	$5,103	$4,373

Net earnings per share:
Basic and diluted	$0.44	$0.38	$1.40	$1.20

Weighted average shares outstanding:
Basic and diluted	3,642,876	3,642,738	3,642,807	3,642,735

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2012	2011	2012	2011

Net earnings	$1,609	$1,367	$5,103	$4,373

Other comprehensive income, net of tax:
Unrealized net holding gain (loss) on other-than-temporarily impaired securities due to factors other than credit	—	51	—	(82)
Unrealized net holding gain on all other securities	1,162	2,768	2,307	6,303
Reclassification adjustment for net gain on securities recognized in net earnings	(113)	(135)	(384)	(355)

Other comprehensive income	1,049	2,684	1,923	5,866

Comprehensive income	$2,658	$4,051	$7,026	$10,239

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total

(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368
Net earnings	—	—	—	4,373	—	—	4,373
Other comprehensive income	—	—	—	—	5,866	—	5,866
Cash dividends paid ($0.60 per share)	—	—	—	(2,186)	—	—	(2,186)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, September 30, 2011	3,957,135	$39	$3,753	$63,608	$3,665	$(6,643)	$64,422

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416
Net earnings	—	—	—	5,103	—	—	5,103
Other comprehensive income	—	—	—	—	1,923	—	1,923
Cash dividends paid ($0.615 per share)	—	—	—	(2,240)	—	—	(2,240)
Sale of treasury stock (165 shares)	—	—	3	—	—	1	4

Balance, September 30, 2012	3,957,135	$39	$3,756	$66,908	$6,145	$(6,642)	$70,206

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,

(In thousands)	2012	2011

Cash flows from operating activities:
Net earnings	$5,103	$4,373
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	2,750	1,800
Depreciation and amortization	609	496
Premium amortization and discount accretion, net	2,351	1,634
Net gain on securities available for sale	(608)	(563)
Net gain on sale of loans held for sale	(2,488)	(1,071)
Net loss on other real estate owned	121	1,233
Loss on prepayment of long-term debt	3,720	—
Loans originated for sale	(111,476)	(44,028)
Proceeds from sale of loans	110,932	46,243
Increase in cash surrender value of bank owned life insurance	(332)	(341)
Gain on sale of affordable housing partnership investments	(3,268)	—
Loss on affordable housing partnership investments	—	461
Net decrease in other assets	687	315
Net increase in accrued expenses and other liabilities	541	458

Net cash provided by operating activities	8,642	11,010

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	49,693	113,841
Proceeds from maturities of securities available-for-sale	93,377	73,989
Purchase of securities available-for-sale	(97,002)	(147,455)
Increase in loans, net	(31,740)	(6,364)
Net purchases of premises and equipment	(1,128)	(811)
Decrease in FHLB stock	2,067	631
Capital contributions to affordable housing limited partnerships	—	(4,069)
Proceeds from sale of affordable housing limited partnerships	8,499	—
Proceeds from sale of other real estate owned	3,493	1,777

Net cash provided by investing activities	27,259	31,539

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	9,741	11,488
Net increase (decrease) in interest-bearing deposits	531	(9,545)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(258)	(72)
Repayments or retirement of long-term debt	(41,816)	(8,014)
Proceeds from sale of treasury stock	4	1
Dividends paid	(2,240)	(2,186)

Net cash used in financing activities	(34,038)	(8,328)

Net change in cash and cash equivalents	1,863	34,221
Cash and cash equivalents at beginning of period	55,428	21,424

Cash and cash equivalents at end of period	$57,291	$55,645

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,570	$9,122
Income taxes	818	347
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	641	2,655

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

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to September 30, 2012. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

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

ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, outlines the collaborative effort of the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value. The ASU changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This update was effective for the Company in the first quarter of 2012 and will be applied prospectively. Adoption of the ASU required expanded disclosure of the Company’s fair value disclosures. See Note 8, Fair Value.

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

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters and nine months ended September 30, 2012 and 2011, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2012 and 2011, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the quarter and nine months ended September 30, 2012 and 2011 is presented below.

	Quarter ended September 30,		Nine months ended September 30,

(In thousands, except share and per share data)	2012	2011	2012	2011

Basic and diluted:
Net earnings	$1,609	$1,367	$5,103	$4,373
Weighted average common shares outstanding	3,642,876	3,642,738	3,642,807	3,642,735

Earnings per share	$0.44	$0.38	$1.40	$1.20

NOTE 3: VARIABLE INTEREST ENTITIES

Under ASC 810, the Company is deemed to be the primary beneficiary and required to consolidate a variable interest entity (VIE) if it has a variable interest in the VIE that provides it with a controlling financial interest. For such purposes, the determination of whether a controlling financial interest exists is based on whether a single party has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810, requires continual reconsideration of conclusions reached regarding which interest holder is a VIE’s primary beneficiary and disclosures surrounding those VIE’s which have not been consolidated. The consolidation methodology provided in this footnote for the quarter ended September 30, 2012, and the year ended December 31, 2011 has been prepared in accordance with ASC 810.

At September 30, 2012, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

Trust Preferred Securities

The Company owns the common stock of a subsidiary business trust, Auburn National Bancorporation Capital Trust I, which issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $7.0 million at the time of issuance. This trust meets the definition of a VIE of which the Company is not the primary beneficiary; the trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures of approximately $7.2 million are included in long-term debt and the Company’s equity interest in the business trust is included in other assets on the accompanying Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is included in interest expense on long-term debt. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has proposed, as part of its Basel III capital rules, to phase out trust preferred securities as Tier 1 Capital over 10 years for institutions with total assets under $15 billion.

The following table summarizes VIEs that are not consolidated by the Company as of September 30, 2012.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At September 30, 2012 and December 31, 2011, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2012 and December 31, 2011, respectively, are presented below.

	September 30, 2012

(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized Cost

						Gains	Losses

Available-for-sale:
Agency obligations (a)	$—	—	10,113	24,503	34,616	247	—	$34,369
Agency RMBS (a)	—	—	4,986	132,627	137,613	4,077	—	133,536
State and political subdivisions	112	1,706	19,464	60,687	81,969	5,486	—	76,483
Trust preferred securities:
Individual issuer	—	—	—	621	621	101	173	693

Total available-for-sale	$112	1,706	34,563	218,438	254,819	9,911	173	$245,081

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

	December 31, 2011

(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized Cost

						Gains	Losses

Available-for-sale:
Agency obligations (a)	$—	—	5,013	46,072	51,085	182	1	$50,904
Agency RMBS (a)	—	—	14,935	149,863	164,798	2,534	129	162,393
State and political subdivisions	—	414	17,761	63,538	81,713	4,339	48	77,422
Trust preferred securities:
Pooled	—	—	—	100	100	—	130	230
Individual issuer	—	—	—	1,886	1,886	186	243	1,943

Total available-for-sale	$—	414	37,709	261,459	299,582	7,241	551	$292,892

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $133.4 million and $161.5 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $3.0 million and $5.0 million at September 30, 2012 and December 31, 2011, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2012 and December 31, 2011, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2012:
Trust preferred securities:
Individual issuer	$—	—	327	173	$327	173

Total	$—	—	327	173	$327	173

December 31, 2011:
Agency obligations	$5,000	1	—	—	$5,000	1
Agency RMBS	17,020	129	—	—	17,020	129
State and political subdivisions	1,686	11	718	37	2,404	48
Trust preferred securities:
Pooled	—	—	100	130	100	130
Individual issuer	—	—	757	243	757	243

Total	$23,706	141	1,575	410	$25,281	551

The applicable date for determining when securities are in an unrealized loss position is September 30, 2012. As such, it is possible that a security in an unrealized loss position at September 30, 2012 had a market value that exceeded its amortized cost on other days during the past twelve-month period.

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

Individual issuer trust preferred securities

The unrealized losses associated with individual issuer trust preferred securities were related to securities issued on behalf of individual community bank holding companies. Management evaluates the financial performance of individual community bank holding companies on a quarterly basis to determine if it is probable that such issuer can make all contractual principal and interest payments. Based upon its evaluation, the Company expects to recover the remaining amortized cost basis of these securities.

Cost-method investments

At September 30, 2012, cost-method investments with an aggregate cost of $3.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for trust preferred securities at September 30, 2012 and December 31, 2011, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer.

Trust Preferred Securities as of September 30, 2012

(Dollars in thousands)			Fair Value	Unrealized Losses			Life-to-date Impairment Charges

	Credit Rating			Less than 12 months	12 months or Longer	Total

	Moody’s	Fitch

Individual issuer (a):
Carolina Financial Capital Trust I	n/a	n/a	$294	—	—	—	257
TCB Trust	n/a	n/a	327	—	173	173	—

Total trust preferred securities			$621	—	173	173	257

n/a—not applicable, securities not rated.

(a) 144A Floating Rate Capital Securities. Issuers are individual community bank holding companies.

Trust Preferred Securities as of December 31, 2011

(Dollars in thousands)			Fair Value	Unrealized Losses			Life-to-date Impairment Charges

	Credit Rating			Less than 12 months	12 months or Longer	Total

	Moody’s	Fitch

Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$100	—	130	130	1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	193	—	—	—	257
Main Street Bank Statutory Trust I (c)	n/a	n/a	389	—	111	111	—
MNB Capital Trust I	n/a	n/a	55	—	—	—	445
PrimeSouth Capital Trust I	n/a	n/a	75	—	—	—	425
TCB Trust	n/a	n/a	368	—	132	132	—
United Community Capital Trust	n/a	n/a	806	—	—	—	379

Total individual issuer			1,886	—	243	243	1,506

Total trust preferred securities			$1,986	—	373	373	3,276

n/a—not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.

(b)	144A Floating Rate Capital Securities. Issuers are individual community bank holding companies.

(c)	Now an obligation of BB&T Corporation.

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the quarters and nine months ended September 30, 2012 and 2011, for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Quarter ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2012	2011	2012	2011

Balance, beginning of period	$1,257	$3,040	$3,276	$2,938
Additions:
Subsequent credit impairments	—	236	130	338
Reductions:
Securities sold	—	—	2,149	—

Balance, end of period	$1,257	$3,276	$1,257	$3,276

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities, including equity securities carried at cost, for the quarters and nine months ended September 30, 2012 and 2011.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Individual issuer trust preferred securities	$—	$236	$130	$338

Total debt securities	—	236	130	338

Total other-than-temporary impairment charges	$—	$236	$130	$338

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$—	236	$130	$338
Securities with intent to sell	—	—	—	—
(Transferred from) recorded directly to other comprehensive income for non-credit related impairment	—	(80)	—	130

Total other-than-temporary impairment on debt securities	$—	$156	$130	$468

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities, including cost-method investments.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Gross realized gains	$203	$474	$927	$1,379
Gross realized losses	(25)	(23)	(189)	(478)
Other-than-temporary impairment charges	—	(236)	(130)	(338)

Realized gains, net	$178	$215	$608	$563

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	September 30, 2012	December 31, 2011

Commercial and industrial	$58,579	$54,988
Construction and land development	40,573	39,814
Commercial real estate:
Owner occupied	68,299	70,202
Other	115,458	92,233

Total commercial real estate	183,757	162,435
Residential real estate:
Consumer mortgage	56,992	57,958
Investment property	46,327	43,767

Total residential real estate	103,319	101,725
Consumer installment	11,747	11,454

Total loans	397,975	370,416
Less: unearned income	(237)	(153)

Loans, net of unearned income	$397,738	$370,263

Loans secured by real estate were approximately 82.3% of the Company’s total loan portfolio at September 30, 2012. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At September 30, 2012, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of September 30, 2012, and December 31, 2011.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

September 30, 2012:
Commercial and industrial	$58,081	393	12	58,486	93	$58,579
Construction and land development	36,733	—	—	36,733	3,840	40,573
Commercial real estate:
Owner occupied	66,920	—	—	66,920	1,379	68,299
Other	109,630	—	—	109,630	5,828	115,458

Total commercial real estate	176,550	—	—	176,550	7,207	183,757
Residential real estate:
Consumer mortgage	55,601	452	—	56,053	939	56,992
Investment property	44,505	266	—	44,771	1,556	46,327

Total residential real estate	100,106	718	—	100,824	2,495	103,319
Consumer installment	11,719	27	1	11,747	—	11,747

Total	$383,189	1,138	13	384,340	13,635	$397,975

December 31, 2011:
Commercial and industrial	$53,721	1,191	—	54,912	76	$54,988
Construction and land development	34,402	317	—	34,719	5,095	39,814
Commercial real estate:
Owner occupied	68,551	—	—	68,551	1,651	70,202
Other	90,427	—	—	90,427	1,806	92,233

Total commercial real estate	158,978	—	—	158,978	3,457	162,435
Residential real estate:
Consumer mortgage	56,610	400	—	57,010	948	57,958
Investment property	42,144	845	—	42,989	778	43,767

Total residential real estate	98,754	1,245	—	99,999	1,726	101,725
Consumer installment	11,397	57	—	11,454	—	11,454

Total	$357,252	2,810	—	360,062	10,354	$370,416

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2012 and December 31, 2011, and for the periods then ended, the Company adjusted its historical loss rates for one segment, the commercial real estate portfolio segment, based in part, on loss rates of peer bank groups.

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

The Company periodically re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at September 30, 2012.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2012

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment		Total

Quarter ended:
Beginning balance	$731	1,623	2,817	1,278	54		$6,503
Charge-offs	(152)	—	(1,626)	(324)	(35)		(2,137)
Recoveries	20	—	71	35	3		129

Net charge-offs	(132)	—	(1,555)	(289)	(32)		(2,008)
Provision	155	(14)	1,396	(42)	55		1,550

Ending balance	$754	1,609	2,658	947	77		$6,045

Nine months ended:
Beginning balance	$948	1,470	3,009	1,363	129		$6,919
Charge-offs	(246)	(231)	(2,844)	(435)	(68)		(3,824)
Recoveries	28	1	71	85	15		200

Net charge-offs	(218)	(230)	(2,773)	(350)	(53)		(3,624)
Provision	24	369	2,422	(66)	1		2,750

Ending balance	$754	1,609	2,658	947	77		$6,045

	September 30, 2011

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Unallocated	Total

Quarter ended:
Beginning balance	$767	2,759	2,722	1,104	190	204	$7,746
Charge-offs	(298)	(1,572)	(79)	(73)	(7)	—	$(2,029)
Recoveries	5	1	—	14	3	—	$23

Net charge-offs	(293)	(1,571)	(79)	(59)	(4)	—	(2,006)
Provision	288	(50)	—	359	(8)	11	$600

Ending balance	$762	1,138	2,643	1,404	178	215	$6,340

Nine months ended:
Beginning balance	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(659)	(1,717)	(419)	(519)	(11)	—	(3,325)
Recoveries	28	2	—	149	10	—	189

Net charge-offs	(631)	(1,715)	(419)	(370)	(1)	—	(3,136)
Provision	421	630	169	438	38	104	1,800

Ending balance	$762	1,138	2,643	1,404	178	215	$6,340

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2012 and 2011.

	Collectively evaluated (1)		Individually evaluated (2)		Total

(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

September 30, 2012:
Commercial and industrial	$754	58,395	—	184	754	58,579
Construction and land development	1,468	36,817	141	3,756	1,609	40,573
Commercial real estate	2,519	175,733	139	8,024	2,658	183,757
Residential real estate	915	101,297	32	2,022	947	103,319
Consumer installment	77	11,747	—	—	77	11,747

Total	$5,733	383,989	312	13,986	6,045	397,975

September 30, 2011:
Commercial and industrial	$762	53,661	—	227	762	53,888
Construction and land development	929	35,625	209	5,156	1,138	40,781
Commercial real estate	2,221	162,374	422	3,685	2,643	166,059
Residential real estate	1,163	100,713	241	1,317	1,404	102,030
Consumer installment	178	12,105	—	—	178	12,105
Unallocated	215	—	—	—	215	—

Total	$5,468	364,478	872	10,385	6,340	374,863

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

	September 30, 2012

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

Commercial and industrial	$57,787	196	503	93	$58,579
Construction and land development	35,311	570	852	3,840	40,573
Commercial real estate:
Owner occupied	60,793	4,588	1,539	1,379	68,299
Other	107,810	606	1,214	5,828	115,458

Total commercial real estate	168,603	5,194	2,753	7,207	183,757
Residential real estate:
Consumer mortgage	48,711	1,369	5,973	939	56,992
Investment property	41,481	1,241	2,049	1,556	46,327

Total residential real estate	90,192	2,610	8,022	2,495	103,319
Consumer installment	11,355	186	206	—	11,747

Total	$363,248	8,756	12,336	13,635	$397,975

	December 31, 2011

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

Commercial and industrial	$52,834	1,359	719	76	$54,988
Construction and land development	33,373	266	1,080	5,095	39,814
Commercial real estate:
Owner occupied	62,543	4,951	1,057	1,651	70,202
Other	81,584	622	8,221	1,806	92,233

Total commercial real estate	144,127	5,573	9,278	3,457	162,435
Residential real estate:
Consumer mortgage	50,156	1,575	5,279	948	57,958
Investment property	38,732	2,225	2,032	778	43,767

Total residential real estate	88,888	3,800	7,311	1,726	101,725
Consumer installment	11,078	248	128	—	11,454

Total	$330,300	11,246	18,516	10,354	$370,416

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2012 and December 31, 2011.

	September 30, 2012

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$184	—	184
Construction and land development	5,187	(1,869)	3,318
Commercial real estate:
Owner occupied	790	(46)	744
Other	7,922	(1,546)	6,376

Total commercial real estate	8,712	(1,592)	7,120
Residential real estate:
Consumer mortgages	—	—	—
Investment property	1,488	(304)	1,184

Total residential real estate	1,488	(304)	1,184
Consumer installment	—	—	—

Total	$15,571	(3,765)	11,806

With allowance recorded:
Commercial and industrial	$—	—	—	$—
Construction and land development	477	(39)	438	141
Commercial real estate:
Owner occupied	904	—	904	139
Other	—	—	—	-

Total commercial real estate	904	—	904	139
Residential real estate:
Consumer mortgages	976	(138)	838	32
Investment property	—	—	—	—

Total residential real estate	976	(138)	838	32
Consumer installment	—	—	—	—

Total	$2,357	(177)	2,180	$312

Total impaired loans	$17,928	(3,942)	13,986	$312

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2011

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$216	—	216
Construction and land development	3,958	(1,572)	2,386
Commercial real estate:
Owner occupied	361	(11)	350
Other	655	(50)	605

Total commercial real estate	1,016	(61)	955
Residential real estate:
Consumer mortgages	—	—	—
Investment property	—	—	—

Total residential real estate	—	—	—
Consumer installment	—	—	—

Total	$5,190	(1,633)	3,557

With allowance recorded:
Commercial and industrial	$—	—	—	$—
Construction and land development	2,882	(173)	2,709	147
Commercial real estate:
Owner occupied	2,255	(29)	2,226	544
Other	1,242	(41)	1,201	264

Total commercial real estate	3,497	(70)	3,427	808
Residential real estate:
Consumer mortgages	1,707	(797)	910	103
Investment property	390	(7)	383	163

Total residential real estate	2,097	(804)	1,293	266
Consumer installment	—	—	—	—

Total	$8,476	(1,047)	7,429	$1,221

Total impaired loans	$13,666	(2,680)	10,986	$1,221

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended September 30, 2012		Nine months ended September 30, 2012
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$189	3	200	11
Construction and land development	3,801	—	4,357	—
Commercial real estate:
Owner occupied	2,468	14	2,537	49
Other	2,211	—	1,713	—

Total commercial real estate	4,679	14	4,250	49
Residential real estate:
Consumer mortgages	846	—	870	—
Investment property	855	—	650	—

Total residential real estate	1,701	—	1,520	—
Consumer installment	—	—	—	—

Total	$10,370	17	10,327	60

	Quarter ended September 30, 2011		Nine months ended September 30, 2011
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$229	3	345	5
Construction and land development	3,589	—	3,843	—
Commercial real estate:
Owner occupied	1,886	10	1,769	17
Other	2,096	—	2,545	—

Total commercial real estate	3,982	10	4,314	17
Residential real estate:
Consumer mortgages	934	—	1,514	—
Investment property	130	—	75	—

Total residential real estate	1,064	—	1,589	—
Consumer installment	—	—	—	—

Total	$8,864	13	10,091	22

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business, management grants concessions to borrowers, which would not otherwise be considered where the borrowers are experiencing financial difficulty. A concession may include, but is not limited to, permitting delays in required payments of principal and/or interest, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

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

The following is a summary of accruing and nonaccrual TDRs and the related allowance for loan losses, by portfolio segment and class as of September 30, 2012, and December 31, 2011.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

September 30, 2012
Commercial and industrial	$184	—	184	$—
Construction and land development	—	3,756	3,756	141
Commercial real estate:
Owner occupied	904	1,379	2,283	139
Other	—	441	441	—

Total commercial real estate	904	1,820	2,724	139
Residential real estate:
Consumer mortgages	—	838	838	32
Investment property	—	194	194	—

Total residential real estate	—	1,032	1,032	32
Consumer installment	—	—	—	—

Total	$1,088	6,608	7,696	$312

December 31, 2011
Commercial and industrial	$216	—	216	$—
Construction and land development	—	5,095	5,095	147
Commercial real estate:
Owner occupied	925	1,172	2,097	420
Other	—	1,806	1,806	264

Total commercial real estate	925	2,978	3,903	684
Residential real estate:
Consumer mortgages	—	—	—	—
Investment property	—	383	383	163

Total residential real estate	—	383	383	163
Consumer installment	—	—	—	—

Total	$1,141	8,456	9,597	$994

At September 30, 2012, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended			Nine months ended
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment

September 30, 2012
Commercial and industrial	—	$—	—	—	$—	—
Construction and land development	1	2,138	2,119	3	4,981	3,873
Commercial real estate:
Owner occupied	—	—	—	4	3,167	2,225
Other	—	—	—	2	1,804	1,657

Total commercial real estate	—	—	—	6	4,971	3,882
Residential real estate:
Consumer mortgages	—	—	—	2	863	857
Investment property	1	375	373	1	375	373

Total residential real estate	1	375	373	3	1,238	1,230
Consumer installment	—	—	—	—	—	—

Total	2	$2,513	2,492	12	$11,190	8,985

September 30, 2011
Commercial and industrial	1	$283	283	2	$791	523
Construction and land development	2	4,432	4,419	3	4,925	4,894
Commercial real estate:
Owner occupied	1	256	256	4	2,202	1,915
Other	—	—	—	1	1,229	1,229

Total commercial real estate	1	256	256	5	3,431	3,144
Residential real estate:
Consumer mortgages	—	—	—	—	—	—
Investment property	1	391	391	1	391	391

Total residential real estate	1	391	391	1	391	391
Consumer installment	—	—	—	—	—	—

Total	5	$5,362	5,349	11	$9,538	8,952

The majority of the loans modified in a TDR during the quarters ended September 30, 2012 and 2011, respectively, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

For the nine months ended September 30, 2012, decreases in the post modification outstanding recorded investment were primarily due to principal payments made by borrowers at the date of modification for construction and land development loans and A/B note restructurings for two owner occupied commercial real estate loans. Total charge-offs related to B notes were $0.9 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, decreases in the post modification outstanding recorded investment were primarily due to A/B note restructurings for one owner occupied commercial real estate loan and one commercial and industrial loan. Total charge-offs related to B notes were $0.6 million for the nine months ended September 30, 2011.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended		Nine months ended
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)

September 30, 2012
Construction and land development	—	$—	1	$2,386

Total	—	$—	1	$2,386

September 30, 2011
Residential real estate:
Consumer mortgages	—	$—	1	$204

Total residential real estate	—	—	1	204

Total	—	$—	1	$204

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The change in amortized MSRs and the related valuation allowance for the quarters and nine months ended September 30, 2012 and 2011 are presented below.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

MSRs, net:
Beginning balance	$1,319	$1,239	$1,245	$1,189
Additions, net	330	79	696	231
Amortization expense	(107)	(61)	(290)	(163)
Change in valuation allowance	(101)	(20)	(210)	(20)

Ending balance	$1,441	$1,237	$1,441	$1,237

Valuation allowance included in MSRs, net:
Beginning of period	$226	$—	$117	$—
End of period	327	20	327	20

Fair value of amortized MSRs:
Beginning of period	$1,319	$1,422	$1,245	$1,335
End of period	1,476	1,237	1,476	1,237

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2012, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the nine months ended September 30, 2012 is presented below.

		Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)

Interest rate swap agreements:
Pay fixed / receive variable	$5,454	—	1,281	$44
Pay variable / receive fixed	5,454	1,281	—	(44)

Total interest rate swap agreements	$10,908	1,281	1,281	$—

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2012, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

Fair values of individual issuer trust preferred securities were measured using Level 3 inputs. The valuation of individual issuer trust preferred securities requires significant management judgment due to the absence of observable quoted market prices, inherent lack of liquidity, and the long-term nature of such assets. In order to assist management in making its determination of fair value, the Company engages a third party firm who specializes in valuing illiquid securities. The third party firm utilizes a discounted cash flow model to estimate the fair value measurements for these securities. In making its final determination of fair value, management reviews the reasonableness of projected cash flows and the credit spread utilized in the discounted cash flow model after evaluating the financial performance of the individual community bank holding companies. The credit spread that is included in the discount rate applied to the projected future cash flows is an unobservable input that is significant to the overall fair value measurement for these securities. Significant increases (decreases) in the credit spread could result in a lower (higher) fair value measurement. Because these trust preferred securities were issued by individual community banks, the credit spread will generally increase when the financial performance of the issuer deteriorates and decrease as the financial performance of the issuer improves.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively, by caption, on the accompanying Consolidated Balance Sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012:
Securities available-for-sale:
Agency obligations	$34,616	—	34,616	—
Agency RMBS	137,613	—	137,613	—
State and political subdivisions	81,969	—	81,969	—
Trust preferred securities:
Individual issuer	621	—	—	621

Total securities available-for-sale	254,819	—	254,198	621
Other assets (1)	1,281	—	1,281	—

Total assets at fair value	$256,100	—	255,479	621

Other liabilities(1)	1,281	—	1,281	—

Total liabilities at fair value	$1,281	—	1,281	—

December 31, 2011:
Securities available-for-sale:
Agency obligations	$51,085	—	51,085	—
Agency RMBS	164,798	—	164,798	—
State and political subdivisions	81,713	—	81,713	—
Trust preferred securities:
Pooled	100	—	—	100
Individual issuer	1,886	—	—	1,886

Total securities available-for-sale	299,582	—	297,596	1,986
Other assets (1)	1,325	—	1,325	—

Total assets at fair value	$300,907	—	298,921	1,986

Other liabilities(1)	1,325	—	1,325	—

Total liabilities at fair value	$1,325	—	1,325	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, respectively, by caption, on the accompanying Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012:
Loans held for sale	$5,682	—	5,682	—
Loans, net(1)	13,674	—	—	13,674
Other real estate owned	4,925	—	—	4,925
Other assets (2)	1,441	—	—	1,441

Total assets at fair value	$25,722	—	5,682	20,040

December 31, 2011:
Loans held for sale	$3,346	—	3,346	—
Loans, net(1)	9,765	—	—	9,765
Other real estate owned	7,898	—	—	7,898
Other assets (2)	1,245	—	—	1,245

Total assets at fair value	$22,254	—	3,346	18,908

(1)	Loans considered impaired under FASB ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying Consolidated Balance Sheets using Level 3 inputs:

	Nine months ended September 30,
(Dollars in thousands)	2012	2011

Beginning balance	$1,986	$2,149
Total realized and unrealized gains and (losses):
Included in net earnings	(6)	(338)
Included in other comprehensive income	115	140
Sales	(974)	—
Settlements	(500)	—

Ending balance	$621	$1,951

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Recurring:

Trust preferred securities	$621	Discounted cash flow	Credit spread (basis points)	685 bp

Nonrecurring:

Impaired loans	$13,674	Appraisal	Appraisal discounts (%)	26.6%

Other real estate owned	4,925	Appraisal	Appraisal discounts (%)	11.9%

Mortgage servicing rights, net	1,441	Discounted cash flow	Prepayment speed or CPR (%)	22.3%

			Discount rate (%)	11.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity and short-term borrowings.

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3
(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

September 30, 2012:
Financial Assets:
Loans, net (1)	$391,693	$399,686	$—	$—	$399,686
Financial Liabilities:
Time Deposits	$268,023	$272,419	$—	$272,419	$—
Long-term debt	47,217	51,880	—	51,880	—

December 31, 2011:
Financial Assets:
Loans, net (1)	$363,344	$371,433	$—	$—	$371,433
Financial Liabilities:
Time Deposits	$281,362	$286,644	$—	$286,644	$—
Long-term debt	85,313	93,360	—	93,360	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2012 and 2011, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2011 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

•	the risks inherent in estimating fair market and other values for other real estate owned and other Level 2 and Level 3 assets, including discount rates and estimated cash flows;

•	changes in technology or products that may be more difficult or costly to implement or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events, that may affect general economic conditions;

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

Summary of Results of Operations

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2012	2011	2012	2011

Net interest income (a)	$5,675	$5,274	$16,818	$16,020
Less: tax-equivalent adjustment	416	429	1,246	1,304

Net interest income (GAAP)	5,259	4,845	15,572	14,716
Noninterest income	2,017	1,327	8,695	3,716

Total revenue	7,276	6,172	24,267	18,432
Provision for loan losses	1,550	600	2,750	1,800
Noninterest expense	3,770	4,268	15,360	12,170
Income tax expense	347	(63)	1,054	89

Net earnings	$1,609	$1,367	$5,103	$4,373

Basic and diluted earnings per share	$0.44	$0.38	$1.40	$1.20

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $5.1 million for the first nine months of 2012, compared to $4.4 million for the first nine months of 2011. Basic and diluted earnings per share were $1.40 per share for the first nine months of 2012, compared to $1.20 per share for the first nine months of 2011.

Net interest income was $15.6 million for the first nine months of 2012, compared to $14.7 million for the first nine months of 2011. Average loans were $389.7 million in the first nine months of 2012, an increase of $15.3 million, or 4%, from the first nine months of 2011. Average deposits were $631.2 million in the first nine months of 2012, an increase of $11.4 million, or 2%, from the first nine months of 2011.

The provision for loan losses was $2.8 million and $1.8 million for the first nine months of 2012 and 2011, respectively. The increase in the provision for loan losses was primarily due to an increase in net-charge offs. Net charge-offs were $3.6 million and $3.1 million for the first nine months of 2012 and 2011, respectively. This increase was primarily due to an increase in net charge-offs in the commercial real estate portfolio of $2.4 million, which was partially offset by declines in net charge-offs of $1.5 million and $0.4 million, respectively, in the construction and land development and commercial and industrial portfolios. Overall, the Company’s annualized net charge-off ratio was 1.24% in the first nine months of 2012, compared to 1.12% in the first nine months of 2011.

Noninterest income was $8.7 million for the first nine months of 2012, compared to $3.7 million in the first nine months of 2011. The increase in noninterest income was primarily due to a $3.3 million gain on sale of three affordable housing investments in January 2012 and an increase in mortgage lending income of $1.2 million.

Noninterest expense was $15.4 million for the first nine months of 2012, compared to $12.2 million in the first nine months of 2011. On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and a weighted average duration of 2.6 years. The increase in total noninterest expense was primarily due to prepayment penalties of $3.7 million incurred during the first nine months of 2012 on the repayment of the FHLB advances, compared to none in the first nine months of 2011. Other changes impacting noninterest expense were an increase in salaries and benefits expense of $0.5 million and a decrease in net expenses related to other real estate owned of $1.0 million.

Income tax expense was approximately $1.1 million for the first nine months of 2012, compared to $0.1 million in the first nine months of 2011. The Company’s effective tax rate for the first nine months of 2012 was approximately 17.12%, compared to 1.99% in the first nine months of 2011. The increase in the Company’s effective tax rate during the first nine months of 2012 when compared to the first nine months of 2011 was primarily due to a 38% increase in the level of earnings before taxes and a decrease in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which were sold in January 2012. The impact of these changes on the Company’s effective tax rate during first nine months of 2012 was partially offset by the reversal of a previously established deferred tax valuation allowance of $0.5 million related to capital loss carryforwards.

In the first nine months of 2012, the Company paid cash dividends of $2.2 million, or $0.615 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.00% and a Tier 1 leverage ratio of 9.54% at September 30, 2012.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2012 and 2011, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company periodically re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at September 30, 2012.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the historical level of taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at September 30, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during future periods are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30,
	2012		2011

	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$394,359	5.52%	$376,273	5.70%
Securities - taxable	206,713	1.98%	225,802	2.89%
Securities - tax-exempt	78,409	6.25%	80,024	6.40%

Total securities	285,122	3.15%	305,826	3.81%
Federal funds sold	20,288	0.21%	26,688	0.18%
Interest bearing bank deposits	880	—	1,557	0.09%

Total interest-earning assets	700,649	4.40%	710,344	4.67%

Deposits:
NOW	100,597	0.36%	91,125	0.62%
Savings and money market	154,076	0.57%	139,037	0.72%
Certificates of deposits less than $100,000	109,383	1.66%	114,981	1.99%
Certificates of deposits and other time deposits of $100,000 or more	161,196	2.11%	183,841	2.42%

Total interest-bearing deposits	525,252	1.23%	528,984	1.57%
Short-term borrowings	3,088	0.56%	2,383	0.50%
Long-term debt	49,752	3.74%	87,433	3.89%

Total interest-bearing liabilities	578,092	1.44%	618,800	1.90%

Net interest income and margin (tax-equivalent)	$16,818	3.21%	$16,020	3.02%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $16.8 million in the first nine months of 2012, compared to $16.0 million for the first nine months of 2011, as net interest margin improvement offset a decline in average interest-earning assets of 1%. Net interest margin (tax-equivalent) was 3.21% for the first nine months of 2012, compared to 3.02% for the first nine months of 2011. The improving net interest margin reflected management’s efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding sources. The cost of total interest-bearing liabilities decreased 46 basis points in the first nine months of 2012 from the first nine months of 2011 to 1.44%. The net decrease was largely impacted by the continued shift in our deposit mix, as we increased our noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other time deposits and long-term debt (i.e. wholesale funding) and the costs associated with these sources of funding.

The tax-equivalent yield on total interest-earning assets decreased by 27 basis points in the first nine months of 2012 from the first nine months of 2011 to 4.40%. This decrease was primarily driven by a 66 basis point reduction in the tax-equivalent yield on total securities to 3.15% as reinvestment yields in the securities portfolio declined due to the continued low interest rate environment. Also, loan pricing for creditworthy borrowers continues to be competitive in our markets and has limited the Company’s ability to increase yields on new and renewed loans over the last several quarters.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to lower reinvestment yields in the securities portfolio given the current interest rate environment, increased pricing competition for quality loan opportunities, and fewer opportunities to reduce our cost of funds due to the low level of deposit rates currently.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The provisions for loan losses amounted to $2.8 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in the provision for loan losses was primarily due to an increase in net-charge offs. Net charge-offs were $3.6 million and $3.1 million for the first nine months of 2012 and 2011, respectively. This increase was primarily due to an increase in net charge-offs in the commercial real estate portfolio of $2.4 million, which was partially offset by declines in net charge-offs of $1.5 million and $0.4 million, respectively, in the construction and land development and commercial and industrial portfolios. Overall, the Company’s annualized net charge-off ratio was 1.24% in the first nine months of 2012, compared to 1.12% in the first nine months of 2011.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.52% at September 30, 2012, compared to 1.87% at December 31, 2011. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are necessarily approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2012	2011	2012	2011

Service charges on deposit accounts	$268	$301	$838	$882
Mortgage lending income	1,038	566	2,492	1,334
Bank-owned life insurance	120	127	332	341
Gain on sale of affordable housing investments	—	—	3,268	—
Affordable housing investment losses	—	(231)	—	(461)
Securities gains, net	178	215	608	563
Other	413	349	1,157	1,057

Total noninterest income	$2,017	$1,327	$8,695	$3,716

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2012	2011	2012	2011

Origination income	$1,072	$499	$2,488	$1,071
Servicing fees, net	67	87	214	283
Increase in MSR valuation allowance	(101)	(20)	(210)	(20)

Total mortgage lending income	$1,038	$566	$2,492	$1,334

Mortgage lending income was $2.5 million for the first nine months of 2012, compared to $1.3 million for the first nine months of 2011. An increase in the level of refinance and purchase activity during the first nine months of 2012 contributed to the increase in mortgage lending income. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans.

Mortgage lending income increased in the third quarter of 2012 when compared to the third quarter of 2011 due to the same factors described above.

The Company recognized a gain on sale of $3.3 million during the first nine months of 2012 related to the sale of its interests in three affordable housing limited partnerships in January 2012. Accordingly, the Company does not expect to receive any federal tax credits related to affordable housing partnership investments in 2012. Prior to the sale of these interests, the Company accrued its pro-rata share of partnership losses in noninterest income. During the first nine months of 2011, the Company accrued approximately $461,000 related to affordable housing investment losses.

Net securities gains consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains on the sale of securities were $738,000 for the first nine months of 2012, compared to net gains on the sale of securities of $901,000 for the first nine months of 2011. Other-than-temporary impairment charges were $130,000 for the first nine months of 2012, compared to $338,000 for the first nine months of 2011. For both periods, the other-than-temporary impairment charges related to trust preferred securities.

Net gains on the sale of securities were $178,000 for the third quarter of 2012, compared to net gains on the sale of securities of $451,000 for the third quarter of 2011. The Company incurred no other-than-temporary impairment charges for the third quarter of 2012, compared to $236,000 for the third quarter of 2011. The other-than-temporary impairment charges related to trust preferred securities.

Noninterest Expense

	Quarter ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2012	2011	2012	2011

Salaries and benefits	$2,209	$2,147	$6,557	$6,090
Net occupancy and equipment	345	364	1,019	1,038
Professional fees	163	190	538	550
FDIC and other regulatory assessments	153	178	521	659
Other real estate owned, net	119	506	182	1,207
Prepayment penalty on long-term debt	—	—	3,720	—
Other	781	883	2,823	2,626

Total noninterest expense	$3,770	$4,268	$15,360	$12,170

The increase in salaries and benefits expense during the first nine months of 2012 compared to the first nine months of 2011 reflected routine increases coupled with an increase in the number of full-time equivalent employees due to the opening of a new branch during December 2011 in Valley, Alabama.

Salaries and benefits expense increased in the third quarter of 2012 when compared to the third quarter of 2011 due to the same factors described above.

The decrease in FDIC and other regulatory assessments expense during the first nine months of 2012 compared to the first nine months of 2011 was primarily due to the FDIC redefining the deposit insurance assessment base effective April 1, 2011. As a result, most FDIC insured institutions with less than $10 billion in assets, including the Company, experienced a reduction in their FDIC deposit insurance assessments.

OREO, net, includes expenses related to the ongoing costs of maintenance and property taxes, holding losses or write-downs on the valuations of certain properties, gains and losses on sale, and rental income. Net expenses related to OREO were approximately $0.2 million in the first nine months of 2012, compared to $1.2 million in the first nine months of 2011. The decrease in expenses was primarily due to a decline in holding losses or write-downs on the valuations of certain properties included in OREO. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in OREO expense, net. Additionally, the Company will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

OREO, net decreased in the third quarter of 2012 when compared to the third quarter of 2011 due to the same factors described above.

On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and a weighted average duration of 2.6 years. In connection with repaying the FHLB advances, the Company incurred a $3.7 million prepayment penalty in first nine months of 2012, compared to none for the first nine months of 2011.

Income Tax Expense

Income tax expense was approximately $1.1 million for the first nine months of 2012, compared to $0.1 million in the first nine months of 2011. The Company’s effective tax rate for the first nine months of 2012 was approximately 17.12%, compared to 1.99% in the first nine months of 2011. The increase in the Company’s effective tax rate during the first nine months of 2012 when compared to the first nine months of 2011 was primarily due to a 38% increase in the level of earnings before taxes and a decrease in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which were sold in January 2012. The impact of these changes on the Company’s effective tax rate during first nine months of 2012 was partially offset by the reversal of a previously established deferred tax valuation allowance of $0.5 million related to capital loss carryforwards.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $254.8 million and $299.6 million as of September 30, 2012 and December 31, 2011, respectively. The decrease in securities available-for-sale of $44.8 million, or 15%, was primarily due to management’s efforts to limit the reinvestment of proceeds from sales, calls, and maturities of securities available-for-sale while long-term interest rates are at historically low levels by growing the loan portfolio and repaying wholesale borrowings (e.g. FHLB Advances). Unrealized net gains on securities available-for-sale were $9.7 million at September 30, 2012 compared to unrealized net gains of $6.7 million at December 31, 2011. The increase in unrealized gains on securities available-for-sale was due to a decline in long-term interest rates and the narrowing of credit spreads.

The average tax-equivalent yields earned on total securities were 3.15% in the first nine months of 2012 and 3.81% in the first nine months of 2011.

Loans

	2012			2011

	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$58,579	59,418	56,804	54,988	53,888
Construction and land development	40,573	38,968	34,350	39,814	40,781
Commercial real estate	183,757	185,846	173,265	162,435	166,059
Residential real estate	103,319	104,227	105,183	101,725	102,030
Consumer installment	11,747	11,133	10,953	11,454	12,105

Total loans	397,975	399,592	380,555	370,416	374,863
Less: unearned income	(237)	(222)	(178)	(153)	(75)

Loans, net of unearned income	$397,738	399,370	380,377	370,263	374,788

Total loans, net of unearned income, were $397.8 million at September 30, 2012, an increase of $27.5 million, or 7% compared to December 31, 2011. Loan growth was primarily driven by an increase in commercial real estate loans of $21.3 million from December 31, 2011. The majority of the increase in commercial real estate was due to an increase in multi-family residential loans of $13.4 million from December 31, 2011. Four loan categories represented the majority of the loan portfolio at September 30, 2012: commercial real estate (46%), residential real estate (26%), construction and land development (10%) and commercial and industrial (15%). Approximately 37% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2012.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $15.8 million, or 4% of total loans, at September 30, 2012, compared to $15.1 million, or 4% of total loans, at December 31, 2011. For residential real estate mortgage loans with a consumer purpose, approximately $1.4 million and $1.8 million required interest-only payments at September 30, 2012 and December 31, 2011, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $4.6 million and $3.8 million at September 30, 2012 and December 31, 2011, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.52% in the first nine months of 2012 and 5.70% in the first nine months of 2011.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit our credit exposure by prohibiting unsecured loan relationships that exceed 10% of the capital accounts of the Bank (or 20% of the capital accounts if loans in excess of 10% are fully secured). The Bank’s upper legal lending limit was approximately $13.7 million September 30, 2012. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $15.2 million. Our loan policy requires that the Loan Committee of the Bank’s Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2012 and December 31, 2011, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any industries. We use broadly accepted industry classification systems in order to classify borrowers into various industry classifications. Loan concentrations to borrowers in the following industries exceeded 25% of the Bank’s total risk-based capital at September 30, 2012 (and related balances at December 31, 2011).

(In thousands)	September 30, 2012	December 31, 2011

Lessors of 1 to 4 family residential properties	$46,327	$43,767
Multi-family residential properties	30,339	16,935
Office buildings	21,098	20,004
Shopping centers	18,264	14,257

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At September 30, 2012 and December 31, 2011, the allowance for loan losses was $6.0 million and $6.9 million, respectively, which management deemed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2012 and the previous four quarters is presented below.

	2012			2011

(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Balance at beginning of period	$6,503	7,496	6,919	6,340	7,746
Charge-offs:
Commercial and industrial	(152)	(95)	—	(19)	(298)
Construction and land development	—	(231)	—	(41)	(1,572)
Commercial real estate	(1,626)	(1,218)	—	(4)	(79)
Residential real estate	(324)	(78)	(33)	(14)	(73)
Consumer installment	(35)	(26)	(7)	(11)	(7)

Total charge-offs	(2,137)	(1,648)	(40)	(89)	(2,029)
Recoveries	129	55	17	18	23

Net charge-offs	(2,008)	(1,593)	(23)	(71)	(2,006)
Provision for loan losses	1,550	600	600	650	600

Ending balance	$6,045	6,503	7,496	6,919	6,340

as a % of loans	1.52%	1.63	1.97	1.87	1.69
as a % of nonperforming loans	44%	79	73	67	60
Net charge-offs as a % of average loans	2.00%	1.61	0.02	0.08	2.14

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.52% at September 30, 2012, compared to 1.87% at December 31, 2011. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At September 30, 2012, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 44%, compared to 67% at December 31, 2011. The decrease was primarily due to the addition of one nonperforming commercial real estate loan during the third quarter of 2012 with a recorded investment of $5.3 million at September 30, 2012. Because this loan is collateral dependent, the Company charged-off an impairment of approximately $1.5 million measured under ASC 310 (formerly FAS 114). Excluding this nonperforming loan, the ratio of our allowance for loan losses as a percentage of nonperforming loans would be 73% at September 30, 2012.

At September 30, 2012, the Company’s recorded investment in loans considered impaired was $14.0 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million. At December 31, 2011, the Company’s recorded investment in loans considered impaired was $11.0 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.2 million.

Nonperforming Assets

At September 30, 2012, the Company had $18.6 million in nonperforming assets, compared to $18.3 million at December 31, 2011. Included in nonperforming assets were nonperforming loans of $13.6 million and $10.4 million at September 30, 2012 and December 31, 2011, respectively. The majority of the balance in nonperforming assets at September 30, 2012 related to deterioration in the construction and land development and commercial real estate loan portfolio segments.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2012 and the previous four quarters.

	2012			2011

(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Nonperforming assets:
Nonaccrual loans	$13,635	8,228	10,230	10,354	10,506
Other real estate owned	4,925	5,157	7,346	7,898	7,770

Total nonperforming assets	$18,560	13,385	17,576	18,252	18,276

as a % of loans and other real estate owned	4.61%	3.31%	4.53	4.83	4.78
as a % of total assets	2.46%	1.75%	2.31	2.35	2.39
Nonperforming loans as a % of total loans	3.43%	2.06%	2.69	2.80	2.80
Accruing loans 90 days or more past due	$13	6	231	—	—

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2012 and the previous four quarters.

	2012			2011

(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Nonaccrual loans:
Commercial and industrial	$93	97	80	76	32
Construction and land development	3,840	3,858	4,504	5,095	5,156
Commercial real estate	7,207	2,113	3,362	3,457	3,616
Residential real estate	2,495	2,160	2,276	1,726	1,559
Consumer installment	—	—	8	—	143

Total nonaccrual loans	$13,635	8,228	10,230	10,354	10,506

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2012, the Company had $13.6 million in loans on nonaccrual, compared to $10.4 million at December 31, 2011.

At September 30, 2012 there were $13,000 in loans 90 days or more past due and still accruing interest. At December 31, 2011, there were no loans 90 days or more past due and still accruing interest.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2012 and the previous four quarters.

	2012			2011
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Other real estate owned:
Commercial:
Buildings	$707	615	615	615	—
Developed lots	1,285	1,285	1,321	1,325	1,528
Residential:
Condominiums	982	1,016	3,348	3,663	3,991
Undeveloped land	1,671	1,671	1,401	1,401	1,401
Other	280	570	661	894	850

Total other real estate owned	$4,925	5,157	7,346	7,898	7,770

At September 30, 2012, the Company held $4.9 million in OREO, which we acquired from borrowers, a decrease of $3.0 million, or 37.6%, compared to December 31, 2011. At September 30, 2012, OREO primarily related to three properties with a total carrying value of $3.6 million. The decrease in OREO from December 31, 2011 primarily related to the disposal of the Company’s participation interest in a completed condominium project on the Florida Gulf Coast, which had a carrying value of approximately $2.3 million at December 31, 2011.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $12.3 million, or 3.1% of total loans at September 30, 2012, compared to $18.5 million, or 5.0% of total loans at December 31, 2011. The decrease in potential problem loans was primarily due to one commercial real estate loan being placed on nonaccrual during the third quarter of 2012, which had a recorded investment of $6.9 million at December 31, 2011. At both September 30, 2012 and December 31, 2011, this commercial real estate loan was the Company’s largest adversely classified loan.

The table below provides information concerning the composition of performing potential problem loans for the third quarter of 2012 and the previous four quarters.

	2012			2011

(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Potential problem loans:
Commercial and industrial	$503	545	788	719	794
Construction and land development	852	944	995	1,080	1,113
Commercial real estate	2,753	9,029	9,257	9,278	9,715
Residential real estate	8,022	7,427	7,013	7,311	6,238
Consumer installment	206	133	135	128	106

Total potential problem loans	$12,336	18,078	18,188	18,516	17,966

At September 30, 2012, approximately $0.7 million or 5.3% of total potential problem loans were past due at least 30 days but less than 90 days. At September 30, 2012, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the third quarter of 2012 and the previous four quarters.

	2012			2011

(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$393	321	174	1,191	253
Construction and land development	—	270	—	317	173
Commercial real estate	—	92	258	—	—
Residential real estate	718	1,008	657	1,245	1,094
Consumer installment	27	59	99	57	25

Total	$1,138	1,750	1,188	2,810	1,545

Deposits

Total deposits were $629.8 million at September 30, 2012, compared to $619.6 million at December 31, 2011. Noninterest bearing deposits were $116.0 million, or 18.4% of total deposits, at September 30, 2012, compared to $106.3 million, or 17.2% of total deposits at December 31, 2011. During the first nine months of 2012, customers continued to seek safety and liquidity in light of an uncertain national economy. The increase in noninterest bearing deposits was primarily due to a $15.0 million increase in personal and business noninterest bearing accounts. This increase was offset by a $5.2 million decrease in public depositor noninterest bearing accounts, which are generally subject to seasonal fluctuations. Interest bearing deposits were $513.8 million, at September 30, 2012, compared to $513.3 million, at December 31, 2011.

The average rate paid on total interest-bearing deposits was 1.23% in the first nine months of 2012 and 1.57% in the first nine months of 2011.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. The Bank had available federal funds lines totaling $40.0 million with none outstanding at September 30, 2012 and December 31, 2011, respectively. Securities sold under agreements to repurchase totaled $2.5 million and $2.8 million at September 30, 2012 and December 31, 2011, respectively.

The average rate paid on short-term borrowings was 0.56% in the first nine months of 2012 and 0.50% in the first nine months of 2011.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $15.0 million at September 30, 2012 and December 31, 2011, respectively, in securities sold under agreements to repurchase with an original maturity greater than one year. The Bank had $25.0 million and $63.1 million in long-term FHLB advances at September 30, 2012 and December 31, 2011, respectively, and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both September 30, 2012 and December 31, 2011. On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average rate of 4.26% and a weighted average duration of 2.6 years.

The average rate paid on long-term debt was 3.74% in the first nine months of 2012 and 3.89% in the first nine months of 2011.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $70.2 million and $65.4 million as of September 30, 2012 and December 31, 2011, respectively. The increase from December 31, 2011 was primarily driven by net earnings of $5.1 million and other comprehensive income of $1.9 million, partially offset by cash dividends paid of $2.2 million.

The Company’s tier 1 leverage ratio was 9.54%, tier 1 risk-based capital ratio was 15.75% and total risk-based capital ratio was 17.00% at September 30, 2012. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management uses earnings simulation modeling to estimate and manage interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model indicate that we were in compliance with our current guidelines at September 30, 2012.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model indicate that we were in compliance with our guidelines at September 30, 2012.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2012 and December 31, 2011, the Company had no derivative contracts to assist in managing its interest rate sensitivity.

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

The primary source of funding and the primary source of liquidity for the Company include dividends received from the Bank, and secondarily proceeds from the possible issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to stockholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the accompanying Consolidated Balance Sheets and the related trust preferred securities are currently includible in Tier 1 Capital for regulatory capital purposes.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At September 30, 2012, the Bank had an available line of credit with the FHLB totaling $230.0 million with $25.0 million outstanding. At September 30, 2012, the Bank also had $40.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At September 30, 2012, the Bank had outstanding standby letters of credit of $7.1 million and unfunded loan commitments outstanding of $43.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2012, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $303.9 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in 2011, 2010 or 2009. In the first nine months of 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses upon repurchase.

We service all residential mortgage loans originated and sold by us to Fannie Mae. As servicer, our primary duties are to: (1) collect payments due from borrowers; (2) advance certain delinquent payments of principal and interest; (3) maintain and administer any hazard, title, or primary mortgage insurance policies relating to the mortgage loans; (4) maintain any required escrow accounts for payment of taxes and insurance and administer escrow payments; and (5) foreclose on defaulted mortgage loans or take other actions to mitigate the potential losses to investors consistent with the agreements governing our rights and duties as servicer.

The agreement under which we act as servicer generally specifies a standard of responsibility for actions taken by us in such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the respective servicing agreements. However, if we commit a material breach of our obligations as servicer, we may be subject to termination if the breach is not cured within a specified period following notice. The standards governing servicing and the possible remedies for violations of such standards are determined by servicing guides issued by Fannie Mae as well as the contract provisions established between Fannie Mae and the Bank. Remedies could include repurchase of an affected loan.

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2012, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.3% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

	2012			2011

(in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Net interest income (GAAP)	$5,259	5,312	5,001	4,509	4,845
Tax-equivalent adjustment	416	416	414	415	429

Net interest income (Tax-equivalent)	$5,675	5,728	5,415	4,924	5,274

				Nine months ended September 30,

(In thousands)				2012	2011

Net interest income (GAAP)				$15,572	14,716
Tax-equivalent adjustment				1,246	1,304

Net interest income (Tax-equivalent)				$16,818	16,020

Table 2 - Selected Quarterly Financial Data

2012	2011

(Dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Results of Operations
Net interest income (a)	$5,675	5,728	5,415	4,924	5,274
Less: tax-equivalent adjustment	416	416	414	415	429

Net interest income (GAAP)	5,259	5,312	5,001	4,509	4,845
Noninterest income	2,017	1,814	4,864	1,461	1,327

Total revenue	7,276	7,126	9,865	5,970	6,172
Provision for loan losses	1,550	600	600	650	600
Noninterest expense	3,770	4,048	7,542	4,187	4,268
Income tax expense (benefit)	347	449	258	(32)	(63)

Net earnings	$1,609	2,029	1,465	1,165	1,367

Per share data:
Basic and diluted net earnings	$0.44	0.56	0.40	0.32	0.38
Cash dividends declared	0.205	0.205	0.205	0.20	0.20
Weighted average shares outstanding:
Basic and diluted	3,642,876	3,642,826	3,642,738	3,642,738	3,642,738
Shares outstanding, at period end	3,642,903	3,642,843	3,642,738	3,642,738	3,642,738
Book value	$19.27	18.75	18.11	17.96	17.69
Common stock price
High	$23.20	26.65	21.99	19.65	19.70
Low	21.00	21.50	18.23	18.52	19.10
Period end:	22.25	21.50	21.99	18.52	19.65
To earnings ratio	12.94	x	12.95	14.66	12.10	13.55
To book value	115%	115	121	103	111
Performance ratios:
Return on average equity	9.22%	12.06	8.86	7.15	8.81
Return on average assets	0.86%	1.07	0.77	0.61	0.72
Dividend payout ratio	46.59%	36.61	51.25	62.50	52.63
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.52%	1.63	1.97	1.87	1.69
Nonperforming loans	44%	79	73	67	60
Nonperforming assets as a % of:
Loans and foreclosed properties	4.61%	3.31	4.53	4.83	4.78
Total assets	2.46%	1.75	2.31	2.35	2.39
Nonperforming loans as a % of total loans	3.43%	2.06	2.69	2.80	2.80
Net charge-offs as a % of average loans	2.00%	1.61	0.02	0.08	2.14
Capital Adequacy:
Tier 1 risk-based capital ratio	15.75%	15.39	15.69	15.40	15.25
Total risk-based capital ratio	17.00%	16.65	16.95	16.66	16.51
Tier 1 Leverage Ratio	9.54%	9.26	9.06	8.82	8.87
Other financial data:
Net interest margin (a)	3.23%	3.26	3.11	2.77	2.98
Effective income tax rate	17.74%	18.12	14.97	NM	NM
Efficiency ratio (b)	49.01%	53.67	73.37	65.58	64.66
Selected average balances:
Securities	$265,670	293,072	296,838	294,485	292,027
Loans, net of unearned income	401,166	395,261	377,164	372,318	375,614
Total assets	748,055	760,413	756,833	766,907	763,771
Total deposits	624,813	639,182	629,653	610,543	610,961
Long-term debt	47,217	47,241	54,826	85,314	85,319
Total stockholders’ equity	69,826	67,296	66,118	65,168	62,041
Selected period end balances:
Securities	$254,819	277,246	299,902	299,582	283,070
Loans, net of unearned income	397,738	399,370	380,377	370,263	374,788
Allowance for loan losses	6,045	6,503	7,496	6,919	6,340
Total assets	753,467	766,161	760,522	776,218	764,637
Total deposits	629,824	644,246	641,195	619,552	609,070
Long-term debt	47,217	47,217	47,308	85,313	85,317
Total stockholders’ equity	70,206	68,292	65,972	65,416	64,422

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Selected Financial Data

Nine months ended September 30,

(Dollars in thousands, except per share amounts)	2012	2011

Results of Operations
Net interest income (a)	$16,818	16,020
Less: tax-equivalent adjustment	1,246	1,304

Net interest income (GAAP)	15,572	14,716
Noninterest income	8,695	3,716

Total revenue	24,267	18,432
Provision for loan losses	2,750	1,800
Noninterest expense	15,360	12,170
Income tax expense	1,054	89

Net earnings	$5,103	4,373

Per share data:
Basic and diluted net earnings	$1.40	1.20
Cash dividends declared	0.615	0.60
Weighted average shares outstanding:
Basic and diluted	3,642,807	3,642,735
Shares outstanding, at period end	3,642,903	3,642,738
Book value	$19.27	17.69
Common stock price
High	$26.65	20.37
Low	18.23	19.10
Period end	22.25	19.65
To earnings ratio	12.94	x	13.55
To book value	115%	111
Performance ratios:
Return on average equity	10.04%	9.82
Return on average assets	0.90%	0.75
Dividend payout ratio	43.93%	50.00
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.52%	1.69
Nonperforming loans	44%	60
Nonperforming assets as a % of:
Loans and foreclosed properties	4.61%	4.78
Total assets	2.46%	2.39
Nonperforming loans as a % of total loans	3.43%	2.80
Net charge-offs as a % of average loans	1.24%	1.12
Capital Adequacy:
Tier 1 risk-based capital ratio	15.75%	15.25
Total risk-based capital ratio	17.00%	16.51
Tier 1 Leverage Ratio	9.54%	8.87
Other financial data:
Net interest margin (a)	3.21%	3.02
Effective income tax rate	17.12%	1.99
Efficiency ratio (b)	60.20%	61.66
Selected average balances:
Securities	$285,122	305,826
Loans, net of unearned income	389,833	374,387
Total assets	755,075	772,534
Total deposits	631,195	619,827
Long-term debt	49,752	87,433
Total stockholders’ equity	67,754	59,384
Selected period end balances:
Securities	$254,819	283,070
Loans, net of unearned income	397,738	374,788
Allowance for loan losses	6,045	6,340
Total assets	753,467	764,637
Total deposits	629,824	609,070
Long-term debt	47,217	85,317
Total stockholders’ equity	70,206	64,422

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$406,153	$5,548	5.43%	$377,695	$5,393	5.66%
Securities - taxable	187,007	843	1.79%	212,913	1,423	2.65%
Securities - tax-exempt (2)	78,663	1,226	6.20%	79,114	1,259	6.31%

Total securities	265,670	2,069	3.10%	292,027	2,682	3.64%
Federal funds sold	24,426	11	0.18%	31,635	14	0.18%
Interest bearing bank deposits	579	—	—	1,010	—	—

Total interest-earning assets	696,828	$7,628	4.35%	702,367	$8,089	4.57%
Cash and due from banks	13,067			12,681
Other assets	38,160			48,723

Total assets	$748,055			$763,771

Interest-bearing liabilities:
Deposits:
NOW	$98,512	$77	0.31%	$87,543	$114	0.52%
Savings and money market	154,169	207	0.53%	137,692	246	0.71%
Certificates of deposits less than $100,000	107,269	428	1.59%	114,947	555	1.92%
Certificates of deposits and other time deposits of $100,000 or more	156,765	797	2.02%	178,173	1,043	2.32%

Total interest-bearing deposits	516,715	1,509	1.16%	518,355	1,958	1.50%
Short-term borrowings	2,670	4	0.60%	2,333	3	0.51%
Long-term debt	47,217	440	3.71%	85,319	854	3.97%

Total interest-bearing liabilities	566,602	$1,953	1.37%	606,007	$2,815	1.84%
Noninterest-bearing deposits	108,098			92,606
Other liabilities	3,529			3,117
Stockholders’ equity	69,826			62,041

Total liabilities and stockholders’ equity	$748,055			$763,771

Net interest income and margin (tax-equivalent)		$5,675	3.23%		$5,274	2.98%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine months ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$394,359	$16,303	5.52%	$376,273	$16,051	5.70%
Securities - taxable	206,713	3,062	1.98%	225,802	4,875	2.89%
Securities - tax-exempt (2)	78,409	3,666	6.25%	80,024	3,833	6.40%

Total securities	285,122	6,728	3.15%	305,826	8,708	3.81%
Federal funds sold	20,288	32	0.21%	26,688	36	0.18%
Interest bearing bank deposits	880	-	-	1,557	1	0.09%

Total interest-earning assets	700,649	$23,063	4.40%	710,344	$24,796	4.67%
Cash and due from banks	13,921			13,021
Other assets	40,505			49,169

Total assets	$755,075			$772,534

Interest-bearing liabilities:
Deposits:
NOW	$100,597	$274	0.36%	$91,125	$424	0.62%
Savings and money market	154,076	657	0.57%	139,037	752	0.72%
Certificates of deposits less than $100,000	109,383	1,356	1.66%	114,981	1,710	1.99%
Certificates of deposits and other time deposits of $100,000 or more	161,196	2,552	2.11%	183,841	3,334	2.42%

Total interest-bearing deposits	525,252	4,839	1.23%	528,984	6,220	1.57%
Short-term borrowings	3,088	13	0.56%	2,383	9	0.50%
Long-term debt	49,752	1,393	3.74%	87,433	2,547	3.89%

Total interest-bearing liabilities	578,092	$6,245	1.44%	618,800	$8,776	1.90%
Noninterest-bearing deposits	105,943			90,843
Other liabilities	3,286			3,503
Stockholders’ equity	67,754			59,384

Total liabilities and stockholders’ equity	$755,075			$772,530

Net interest income and margin (tax-equivalent)		$16,818	3.21%		$16,020	3.02%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2012			2011
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Commercial and industrial	$58,579	59,418	56,804	54,988	53,888
Construction and land development	40,573	38,968	34,350	39,814	40,781
Commercial real estate	183,757	185,846	173,265	162,435	166,059
Residential real estate	103,319	104,227	105,183	101,725	102,030
Consumer installment	11,747	11,133	10,953	11,454	12,105

Total loans	397,975	399,592	380,555	370,416	374,863
Less: unearned income	(237)	(222)	(178)	(153)	(75)

Loans, net of unearned income	397,738	399,370	380,377	370,263	374,788
Less: allowance for loan losses	(6,045)	(6,503)	(7,496)	(6,919)	(6,340)

Loans, net	$391,693	392,867	372,881	363,344	368,448

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2012			2011
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Allowance for loan losses:
Balance at beginning of period	$6,503	7,496	6,919	6,340	7,746
Charge-offs:
Commercial and industrial	(152)	(95)	—	(19)	(298)
Construction and land development	—	(231)	—	(41)	(1,572)
Commercial real estate	(1,626)	(1,218)	—	(4)	(79)
Residential real estate	(324)	(78)	(33)	(14)	(73)
Consumer installment	(35)	(26)	(7)	(11)	(7)

Total charge-offs	(2,137)	(1,648)	(40)	(89)	(2,029)
Recoveries	129	55	17	18	23

Net charge-offs	(2,008)	(1,593)	(23)	(71)	(2,006)
Provision for loan losses	1,550	600	600	650	600

Ending balance	$6,045	6,503	7,496	6,919	6,340

as a % of loans	1.52%	1.63	1.97	1.87	1.69
as a % of nonperforming loans	44%	79	73	67	60
Net charge-offs as a % of average loans	2.00%	1.61	0.02	0.08	2.14

Nonperforming assets:
Nonaccrual loans	$13,635	8,228	10,230	10,354	10,506
Other real estate owned	4,925	5,157	7,346	7,898	7,770

Total nonperforming assets	$18,560	13,385	17,576	18,252	18,276

as a % of loans and foreclosed properties	4.61%	3.31	4.53	4.83	4.78
as a % of total assets	2.46%	1.75	2.31	2.35	2.39
Nonperforming loans as a % of total loans	3.43%	2.06	2.69	2.80	2.80
Accruing loans 90 days or more past due	$13	6	231	—	—

Table 8 - Allocation of Allowance for Loan Losses

	2012						2011
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$754	14.7	$731	14.9	$845	14.9	$948	14.8	$762	14.4
Construction and land development	1,609	10.2	1,623	9.8	1,439	9.0	1,470	10.7	1,138	10.9
Commercial real estate	2,658	46.2	2,817	46.5	3,816	45.5	3,009	43.9	2,643	44.3
Residential real estate	947	26.0	1,278	26.1	1,332	27.6	1,363	27.5	1,404	27.2
Consumer installment	77	3.0	54	2.8	64	2.9	129	3.1	178	3.2
Unallocated	—		—		—		—		215

Total allowance for loan losses	$6,045		$6,503		$7,496		$6,919		$6,340

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2012

Maturity of:
3 months or less	$30,661
Over 3 months through 6 months	19,224
Over 6 months through 12 months	32,401
Over 12 months	78,832

Total CDs and other time deposits of $100,000 or more	$161,118

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

ITEM 1A.   RISK FACTORS

The following risk factor supplements the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2011:

The new Basel III capital rules proposed in August 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines may adversely affect the Company’s capital adequacy and the costs of conducting its business.

Many of these proposals will be applicable to the Company and the Bank when adopted and effective, and will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, the risk-weighting of various assets. Among other things, for bank holding companies with under $15 billion in assets, trust preferred securities will be phased out as Tier 1 capital over 10 years. These proposals will have far reaching effects on our capital and the amount of capital required to support our business, especially on a risk-weighted basis, and therefore may adversely impact our results of operations and financial condition.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	––	––	––	––
August 1 - August 31	––	––	––	––
September 1 - September 30	––	––	––	––
Total	––	––	––	––

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	November 2, 2012	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date:	November 2, 2012	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)