Form 10-K
period 2012-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2013-03-22
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $49,819,714 as of June 30, 2012.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,642,928 shares of common stock as of March 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 14, 2013, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

The Company’s principal executive offices are located at 100 N. Gay Street, Auburn, Alabama 36830, and its telephone number at such address is (334) 821-9200. The Company maintains an Internet website at www.auburnbank.com. The Company is not incorporating the information on that website into this report, and the website and the information appearing on the website are not included or incorporated in, and are not part of, this report. The Company files annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. The SEC maintains an Internet site that contains reports, proxy, and other information Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.

The Company directly owns all the common equity in one statutory trust, Auburn National Bancorporation Capital Trust I, a Delaware statutory trust, which was formed in 2003 for the purpose of issuing $7.0 million of floating rate capital securities.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area. The Bank’s primary service area includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 13 locations in its primary service area. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com.

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

Selected Economic Data

The Bank also has loan production offices in Montgomery, Alabama and in Phenix City, Alabama. Lee County’s population was estimated to be 143,468 in 2011, and has increased approximately 21.9% from 2000 to 2010. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton.

Loans and Loan Concentrations

The Bank makes loans for commercial, financial and agricultural purposes, as well as for real estate mortgages, real estate acquisition, construction and development and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate acquisition, construction and development, agricultural and consumer lending than with residential real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower’s financial strength and capacity to repay the debt, the underlying collateral and the borrower’s past credit performance. We apply these standards at the time a loan is made and monitor them periodically throughout the life of the loan. See “Legislative and Regulatory Changes” for a discussion of regulatory guidance on commercial real estate lending.

The Bank has loans outstanding to borrowers in all industries within its primary service area. Any adverse economic or other conditions affecting these industries would also likely have an adverse effect on the local workforce, other local businesses, and individuals in the community that have entered into loans with the Bank. However, management believes that due to the diversified mix of industries located within the Bank’s primary service area, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame. The Bank’s primary service area also is subject to both local and national economic conditions and fluctuations. While most loans are made within our primary service area, residential mortgage loans are originated outside the primary service area, and the Bank from time to time has purchased loans and loan participations from outside its primary service area.

Employees

At December 31, 2012, the Company and its subsidiaries had 161 full-time equivalent employees, including 35 officers.

Statistical Information

Certain statistical information is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6, Item 7A and Item 8 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

The Company and the Bank are extensively regulated under federal and state laws applicable to financial institutions. The supervision, regulation and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are intended primarily for the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system, as well as protection of depositors, rather than holders of Company capital stock and other securities. Any change in applicable law or regulation may have a material effect on the Company’s business. The following discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

Bank Holding Company Regulation

The Company, as a bank holding company, is subject to supervision, regulation and examination by the Federal Reserve under the BHC Act. Bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company is required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. The Federal Reserve examines the Company, and may examine its subsidiaries. The State of Alabama currently does not regulate bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999 (the” GLB Act”) permits bank holding companies that are “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and whose subsidiary banks have and maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions to elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the merchant banking authority added by the GLB Act and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the GLB Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

The BHC Act permits acquisitions of banks by bank holding companies, such that the Company and any other bank holding company, whether located in Alabama, subject to various restrictions, including deposit share limits, and that the acquirer be “well capitalized” and “well managed”. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank, may acquire and operate one or more banks in other states pursuant to a transaction in which the Alabama bank is the resulting bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Alabama. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), banks, including Alabama banks, may branch anywhere in the United States.

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

Federal Reserve policy, as well as the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, requires a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a bank subsidiary may not otherwise be warranted. In the event an FDIC-insured subsidiary becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of such plan up to 5% of the bank’s assets, and such guarantee is give priority in bankruptcy of the bank holding company. (See “Capital”) In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the Federal Deposit Insurance Corporation (“FDIC”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other senior creditors of the bank.

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

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated rating system, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations: Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

The GLB Act and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information they obtain from customers with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

The federal bank regulators have updated their guidance several times on overdrafts, including overdrafts incurred at automated teller machines and point of sale terminals, and overdrafts have become a focus of the federal Consumer

Financial Protection Bureau (“CFPB”). Among other things, the federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount. Overdraft policies, processes, fees and disclosures are frequently the subject of litigation against banks in various jurisdictions.

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

The Dodd-Frank Act established the CFPB, which began exercising its regulatory authority upon the recess appointment of its director on January 4, 2012. The CFPB has the authority, previously exercised by the federal bank regulators to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, Truth in Savings, Fair Credit Reporting and Privacy of Consumer Financial Privacy. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, its exercises broad authority that will affect bank regulation in these areas and bank regulators’ consumer examination and enforcement and Banks of all sizes will be subject to changes as the CFPB reviews and revises the regulations it administers. The CFPB has focused on various practices to date, including revising mortgage lending rules, credit card add-on products, but has a broad mandate to regulate consumer financial products.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2012 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, and the values of its securities. The Company’s assessment of its financial reporting controls as of December 31, 2012 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2012, the Bank paid cash dividends of approximately $3.2 million to the Company. At December 31, 2012, the Bank could have declared additional dividends of approximately $9.0 million without prior approval of regulatory authorities.

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

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines currently require a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”). Many of these other capital items may be eliminated or restricted under the Dodd-Frank Act and the Basel III capital proposals.

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

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2012 is included in “Note 19 to the Consolidated Financial Statements.”

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

Basel III Capital Proposals

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

On August 30, 2012, the federal banking agencies issued notices of proposed rulemaking (the “Basel III NPR”) to conform U.S. regulatory capital rules with the Basel III capital accords. The proposed Basel III rules, when adopted, will narrow the definitions of capital, establish new higher capital ratio requirements, impose new restrictions on banking organizations with insufficient capital buffers and change and increase the risk weightings of various assets. The U.S. bank regulators Basel III NPR applies to all banks and bank holding companies. It is unclear when and in what form the Basel III capital proposals will be adopted. The following is a brief overview of certain of the highly detailed and complex Basel III NPR’s proposed changes under the standardized approach applicable to the Company and the Bank.

New and Increased Capital Requirements

The Basel III NPR limits Tier 1 capital to common stock and perpetual noncumulative preferred stock. A new capital measure, “Common Equity Tier I Capital” or “CET1,” is introduced. CET1 includes common stock and related surplus, retained earnings, accumulated other comprehensive income (“AOCI”) and, subject to certain adjustments, minority common equity interests in subsidiaries. CET1 is reduced by deductions for:

•	Goodwill and other intangibles, other than mortgage servicing assets (“MSAs”), which are treated separately;

•	Deferred tax assets (“DTAs”) arising from tax loss and tax credit carryforwards net of allowances and deferred tax liabilities (“DTLs”);

•	Gains on sale from any securitization exposure; and

•	Defined benefit pension fund net asset (i.e. excess plan assets).

Further adjustments are made for:

•	Unrealized gains and losses on cash flow hedges included in AOCI that relate to hedging of items not recognized at fair market value on the balance sheet; and

•	Unrealized gains and losses due to changes in the fair values of liabilities resulting from changes to the organization’s credit risk.

Additional “threshold deductions” of the following that are individually greater than 10% of CET1 or collectively greater than 15% of CET1 (after above deductions):

•	MSAs;

•	Deferred tax asset (“DTAs”); and

•	Significant common stock investments in unconsolidated financial institutions.

Noncumulative perpetual preferred stock, Tier 1 minority interest not included in CET1, subject to limits, and current Tier 1 capital instruments issued to the U.S. Treasury, including shares issued pursuant to TARP or SBLF, would qualify as additional Tier I capital under the Basel III NPR. All other qualifying preferred stock and subordinated debt, would be included in Tier 2 capital.

In addition to the minimum risk-based capital requirements, a new “capital conservation buffer” of CET1 capital of at least 2.5% of total risk weighted assets, is required, also. The capital conservation buffer would be calculated as the lowest of:

•	the banking organization’s common equity tier 1 capital ratio minus its minimum common equity tier 1 capital ratio;

•	the banking organization’s tier 1 capital ratio minus its minimum tier 1 capital ratio; and

•	the banking organization’s total capital ratio minus its minimum total capital ratio.

When fully-phased in by 2019, permissible dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

Buffer %	Buffer % Limit

More than 2.50%	None

> 1.875% - 2.50%	60.0%

> 1.250% - 1.875%	40.0

> 0.625% - 1.250%	20.0

≤ 0.625	- 0 -

The various capital elements and total capital, when fully phased in during 2019 will be:

	2013*	Fully Phased in 2019

Minimum CET1	3.50%	4.50%

CET1 Conservation Buffer	—	2.50%

Total CET1	3.50%	7.00%

Deductions and threshold deductions	—	100.00%

Minimum Tier 1 Capital2	4.50%	6.00%

Minimum Tier 1 Capital plus capital conservation buffer	—	8.50%

Minimum Total Capital	8.00%	8.00%

Minimum Total Capital plus conservation buffer	8.00%	10.50%

*	Based on Basel III NPR

Changes in Risk-Weightings

The Basel III NPR significantly changes the risk weightings used to determine risk weighted capital adequacy. Among various other changes, the Basel III NPR would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through net operating loss carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal also would also change the risk-weighting for residential mortgages, including mortgages sold. A new 150% risk-weighted category would apply to “high volatility commercial real estate loans,” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Changes to Prompt Corrective Action Rules

The prompt corrective action rules and categories will be amended effective January 1, 2015 to reflect the proposed capital changes. The following illustrates the range of the Basel III NPR’s proposed new prompt corrective action from well capitalized, to undercapitalized to critically undercapitalized categories. The adequately capitalized and significantly undercapitalized categories also would be retained with appropriate changes, but are not included in the following illustration.

	Minimums
	Current	Basel III

Well capitalized

CET1	—	6.5%

Tier 1 risk-based capital	6.0%	8.0%

Total risk-based capital	10.0%	10.0%

Tier 1 leverage ratio	5.0%	5.0%

Undercapitalized

CET1	—	< 4.5%

Tier 1 risk-based capital	< 4.0%	≤ 6.0%

Total risk-based capital	< 8.0%	< 8.0%

Tier 1 leverage ratio	< 5.0%	< 4.0%

Critically undercapitalized	Tangible equity to total assets ≤ 2.0%	Tier 1 capital plus non-Tier 1 preferred stock ≤ 2.0%

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

On April 30, 2010, the Federal Reserve Board amended Regulation D (Reserve Requirements of Depository Institutions) authorizing the Reserve Banks to offer term deposits to certain institutions. Term deposits, which are deposits with specified maturity dates, will be offered through a Term Deposit Facility (TDF). Term deposits will be one of several tools that the Federal Reserve could employ to drain reserves when policymakers judge that it is appropriate to begin moving to a less accommodative stance of monetary policy.

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

The FDIC issued a final rule effective April 1, 2009 that changed the way that the FDIC’s assessment system differentiates for risk, made corresponding changes to assessment rates beginning with the second quarter of 2009, and made other changes to the deposit insurance assessment rules. These rules included a decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions with assets under $10 billion, a portion of Tier 1 capital; (2) an increase for secured liabilities above a threshold amount; and (3) an increase for brokered deposits above a threshold amount. These assessment rules increased assessments for banks that use brokered deposits above a threshold level to fund “rapid asset growth”. As a result, we were required to pay significantly increased premiums or additional special assessments in 2009.

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

Since inception of the new schedule, the Bank’s overall rate for assessment calculations has been 9 basis points or less, which is within the range of assessment rates for Risk Category I. The new methodology has reduced our expense related to FDIC insurance premiums in both 2012 and 2011 compared to 2010. In 2010, the Company recorded $1.0 million to expense for FDIC insurance premiums. In 2011, the Company recorded $0.7 million in expense for FDIC insurance premiums, comprised of expense recognized for the first quarter of 2011 (under the old basis), and expense recognized for the second, third and fourth quarters of 2011, respectively (under the new basis). In 2012, the Company recorded $0.6 million in expense for FDIC insurance premiums.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on bonds issued by the Financing Corporation (“FICO”). FICO assessments are set by the FDIC quarterly and ranged from 1.06 basis points in the first quarter of 2010 to 1.04 basis points in the last quarter of 2010, and 1.02 basis points in the first quarter of 2011 to 0.68 basis points in the last quarter of 2011, and 0.66 basis points in all four quarters in 2012. The FICO assessment rate for the first quarter of 2013 is 0.64 basis points. FICO assessments of approximately $62,000, $55,000, and $45,000 were paid to the FDIC in 2010, 2011, and 2012, respectively.

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

The Guidance did not apply to the Bank’s CRE lending activities at year-end 2012. At December 31, 2012, the Bank had outstanding $37.6 million in construction and land development loans and $155.1 million in total CRE loans (excluding owner occupied), which represent approximately 49.0% and 201.8%, respectively, of the Bank’s total risk-based capital at December 31, 2012. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflect risk, and implement the Dodd-Frank Act and Basel III.

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

We cannot predict the actual effects of the Dodd-Frank Act and the numerous rules already thereunder that have been adopted, proposed or which are required to be adopted but that have not been proposed or adopted yet, or various governmental, regulatory, and fiscal and monetary initiatives, studies and rulemakings which have been and may be enacted, adopted or proposed will have on the financial markets, our competitors, counterparties and customers and on us. The terms and costs of these activities, or the failure of these actions to continue to stabilize the financial markets, asset prices, market liquidity or a worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our common stock.

Difficult market conditions have adversely affected our industry.

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama have not been as adversely affected as various other areas of the country. Although declines in the housing market appear to be stabilizing over the past year, the declines in home prices and high levels of foreclosures, unemployment and under-employment since 2007, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by various financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit have led to increased levels of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity, although signs of stabilization and some recovery are beginning to evolve. Failures have increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions. We believe the following, among other things, may affect us in 2013:

•

We expect to face further increased regulation of our industry as a result of Dodd-Frank Act rulemaking and other initiatives by the U.S. government and its regulatory agencies. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities.

•

Market developments, including employment and price levels, as well as personal income and after tax income in light of changes in federal taxes in January 2013, may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

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

•

Our investments in trust preferred securities issued by, and loans and loan participations purchased from other financial institutions, and financial institutions in which we have common stock or equity investments could be materially and adversely affected, if these institutions exercise or continue to exercise their rights to defer payment on their trust preferred securities, experience financial difficulties, defer payments on or reduce or eliminate dividends or distributions on their securities that we hold, are subject to regulatory enforcement actions, or fail.

•

Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2012, the amortized cost of the Bank’s investments in FHLB common stock and individual issuer trust preferred securities of financial institutions was approximately $2.3 million and $0.7 million, respectively. In 2009, Silverton Bank, N.A., one of our correspondent banks, failed, which had a material adverse effect on our 2009 results of operations. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2012, our nonaccrual loans totaled $10.5 million, or 2.65% of total loans. In addition, we had approximately $4.9 million of other real estate owned at December 31, 2012. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

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

The effects of proposed CFPB changes to mortgage rules, the effectual mortgage servicing enforcement actions, reviews and settlements, proposed changes in the securitization rules under the Dodd-Frank Act and under the treatment of mortgages sold and servicing under the Basel III regulatory capital proposals, combined with the continuing conservatorships of Fannie Mae and Freddie Mac, the levels of risky assets at the FHA and its relatively low reserves for losses, current levels of home sales and the risks of interest rates increasing from historically low levels, could have serious adverse effects on the mortgage markets and our mortgage operations. Such effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans.

Declining real estate prices and higher interest rates charged on mortgage loans have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac, and FHA loans. Declines in real estate values, low home sales volumes, financial stress on borrowers as a result of job losses or reduced incomes, interest rate increases, generally, including resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers and changes in mortgage loan rules, could result in fewer mortgage originations, higher delinquencies and greater charge-offs in future periods, as well as increased regulation capital requirement which would adversely affect our financial condition, including capital and liquidity, and our results of operations. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earnings, capital and liquidity could be adversely affected. Fannie Mae and Freddie Mac, the largest purchasers of residential mortgage loans remain in federal conservatorship and the timing and effects of their resolution cannot be predicted.

Weaknesses in real estate markets may adversely affect the length of time and costs required to manage and dispose of, and the values realized from the sale of our OREO.

Our concentration of commercial real estate loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.

Commercial real estate or CRE is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 55.1 % of our portfolio in CRE loans, as defined by the Federal Reserve, at year-end 2012 compared to 53.9 % at year-end 2011. The banking regulators continue to give CRE lending greater scrutiny, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Continued low demand for CRE, reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

We may be contractually obligated to repurchase mortgage loans we sold to third parties on terms unfavorable to us.

As a routine part of its business, the Company originates mortgage loans that it subsequently sells in the secondary market, including to governmental agencies and government sponsored entities, such as Fannie Mae. In connection with the sale of these loans, the Company makes customary representations and warranties, the breach of which could result in the Company being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. Requests for mortgage loan repurchases have increased, generally in recent years, although we have received no such requests in 2012. Such requests, if these increased, could require the establishment of reserves for possible repurchases and adversely affect our results of operation and financial condition.

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

FDIC insurance premiums increased substantially beginning in 2009. The Dodd-Frank Act and FDIC regulations have changed the basis on which FDIC insurance premiums are assessed, increased minimum DIF reserves levels and mandated restoration of the DIF, which was drawn down during the credit crisis. Although our FDIC premiums will vary based on our risk as calculated by the FDIC for deposit insurance purposes, we expect that we and generally all FDIC-insured institutions will continue to pay FDIC insurance premiums at higher than pre-crisis levels for the foreseeable future. See “Supervision and Regulation – FDIC Insurance Assessments.”

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

We are allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009. As of December 31, 2012, we had net deferred tax assets of $1.2 million. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities. The Basel III regulatory capital proposals could reduce the regulatory capital benefits of deferred tax assets, also.

Our future success is dependent on our ability to compete effectively in highly competitive markets.

The East Alabama banking markets in which we do business are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon. The Dodd-Frank Act allows others to branch into our markets more easily from other states. Failures of other banks with offices in our markets could also lead to the entrance of new, stronger competitors in our markets.

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

The Federal Reserve has taken aggressive actions to reduce interest rates generally, and the federal government continues large deficit spending. Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Increases in interest rates could also change consumers to shift their funds to more interest bearing instruments and to increase the competition for funds. See “Fiscal and Monetary Policy”.

The Federal Reserve has acknowledged the possibility of further recession and deflation. Should this occur, the financial services industry and our business could be adversely affected.

The recovery of the U.S. economy continues to progress slowly; consumer confidence remains low, national unemployment remains high at 7.9 % in early 2013, and despite recent improvements, the housing market remains an important downside risk, and prices and sales volumes may continue at current low levels. Given the concerns about the U.S. economy and the costs of complying with new healthcare laws, U.S. employers continue to approach hiring with caution, and as a result unemployment may continue at high levels. Monetary and fiscal policy measures, including federal income tax changes at the beginning of 2013, may adversely affect the recovery, unemployment levels, and long-term stability in the financial markets. Any shift from fiscal stimulus efforts to fiscal restraint, including the effect of federal budget sequestration that may occur due to the lack of a budget agreement in early 2013, and higher income and other taxes could adversely affect the economy and cause instability in the financial markets. Various governments in Europe have announced budget reductions and/or austerity measures as a means to limit fiscal budget deficits as a result of the economic crisis. Additionally, many state and local governments in the U.S. have also implemented budget reductions. Such economic factors could affect us in a variety of substantial and unpredictable ways, as well as affect our borrowers’ ability and willingness to meet their repayment obligations. These factors could have a material adverse effect on our results of operation and financial condition, liquidity and earnings.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets, have declined and values, while stabilizing to increasing, generally remain below the levels of several years ago. Declining interest rates reflect efforts by the Federal Reserve to stimulate the economy, but such efforts may not be effective, and otherwise adversely affect our net interest margin and thus may negatively affect our results of operations and financial condition, liquidity and earnings.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the repayment or sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a source of liquidity. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to issue and sell debt securities, and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow or obtain funding, if needed, could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets, as well as the financial condition, liquidity and profitability of the financial institutions we deal with.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the Alabama Superintendent, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, and a large number of required Dodd-Frank Act rules have yet to be proposed or finalized, and the effects of all these cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition.

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.

From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. FASB has proposed for comment significant changes to the manner in which banks’ allowance for loan losses would be calculated.

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

We may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. FDIC-assisted transactions typically provide terms to mitigate certain of the buyer’s risks, such as purchasing only certain assets and assuming specified liabilities of the failed bank. These transactions may also include loss sharing, where the FDIC absorbs specified losses on certain covered assets and provides some indemnities to the buyer. However these transaction are generally subject to many of the same risks we would face in acquiring another bank in a negotiated transaction, without FDIC assistance, including risks associated with pricing such transactions, the risks of loss of deposits and maintaining customer relationships and failure to realize the anticipated acquisition benefits in the amounts and within the timeframes we expect. In addition, because these acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, including those related to integration of personnel and operating systems, the establishment of processes to service acquired assets. We may need to obtain additional capital to support such an acquisition, which may be dilutive to our existing shareholders. If we are unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on our business, financial condition and results of operations.

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

Our information systems may experience an interruption or security breach.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and ten full-service branches. The Bank also operates loan production offices in Montgomery and Phenix City, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office offers the full line of the Bank’s services and has one ATM. The Bank completed construction on a new drive-through facility located on the main office campus in October 2012. This drive-through facility has five drive-through lanes, including an ATM, and a walk-up teller window.

The Bank also owns a commercial office building, the AuburnBank Center (the “Center”), which is located next to the Bank’s main office. The Center has approximately 23,000 square feet of space and the Bank occupies approximately 80% of the building’s leasable square footage. The remaining leasable space is rented to outside third parties. The Bank’s mortgage division, data processing activities, as well as other operations, are located in the Center. In total, the main office and Center parking lots provide parking for approximately 196 vehicles.

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

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles south of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2012, the Bank’s land lease renewed for another three year term. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In July 2002, the Bank’s Opelika Wal-Mart Supercenter branch was opened inside the Wal-Mart shopping center in Opelika, Alabama. In June 2012, the Bank exercised its option to extend the lease for another five years. The lease is for approximately 700 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposits and other services including an ATM, except safe deposit boxes.

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2011, the Bank renewed its lease for another year.

In July 2007, the Bank opened a new branch located in the Kroger supermarket in the TigerTown retail center in Opelika, Alabama. The Bank entered into a lease agreement with the Kroger Corporation for five years with options for two 5-year extensions. In July 2012, the Bank exercised its option to extend the lease for another five years. The Branch offers the full line of bank deposit and other services including an ATM, except for safe deposit boxes.

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

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 15, 2013, there were approximately 3,642,928 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 432 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2012
First Quarter	$ 21.99	$ 18.23	$0.205
Second Quarter	26.65	21.50	0.205
Third Quarter	23.20	21.00	0.205
Fourth Quarter	24.87	20.85	0.205

2011
First Quarter	$ 20.37	$ 19.51	$0.20
Second Quarter	19.91	19.40	0.20
Third Quarter	19.70	19.10	0.20
Fourth Quarter	19.65	18.52	0.20

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

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2007 to December 31, 2012, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2007). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

Auburn National Bancorporation, Inc.	100.00	94.60	95.83	101.63	97.70	114.02
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Southeast Bank	100.00	40.48	40.65	39.47	23.09	38.36

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Under the Plans or Programs
October 1 – October 31, 2012	—	—	—	—
November 1 – November 30, 2012	—	—	—	—
December 1 – December 31, 2012	—	—	—	—
Total	—	—	—	—

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

ITEM 6.	SELECTED FINANCIAL DATA

See Table 2 “Selected Financial Data” and general discussion in Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2012 and 2011 and our results of operations for the years ended December 31, 2012, 2011, and 2010. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

Summary of Results of Operations

	Year ended December 31

(Dollars in thousands, except per share data)	2012	2011	2010

Net interest income (a)	$22,539	$20,944	$20,664
Less: tax-equivalent adjustment	1,642	1,719	1,765

Net interest income (GAAP)	20,897	19,225	18,899
Noninterest income	10,483	5,177	6,718

Total revenue	31,380	24,402	25,617
Provision for loan losses	3,815	2,450	3,580
Noninterest expense	19,383	16,357	15,893
Income tax expense	1,419	57	798

Net earnings	$6,763	$5,538	$5,346

Basic and diluted earnings per share	$1.86	$1.52	$1.47

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $6.8 million, or $1.86 per share, for the full year 2012, compared to $5.5 million, or $1.52 per share, for the full year 2011.

Tax-equivalent net interest income increased 8% in 2012 from 2011 as improvement in the Company’s net interest margin offset a decrease in average total interest earning assets in 2012 compared to 2011. Average total interest earning assets decreased 1% in 2012 when compared to 2011 as cash proceeds from securities sold, called, and matured in 2012 were used to reduce the level of wholesale funding (such as brokered certificates of deposit and FHLB advances) on our balance sheet. The decline in the average balance of the securities portfolio in 2012 was largely offset by growth in the loan portfolio. Average loans were $391.3 million in 2012, an increase of 5%, compared to 2011. Average loans increased in 2012 compared to 2011 due to increased loan demand and an expanded market presence in Valley, Alabama.

The provision for loan losses was $3.8 million for 2012, compared to $2.5 million in 2011. The increase in the provision for loan losses was primarily due to an increase in net charge-offs and loan portfolio growth. Net charge-offs were $4.0 million for 2012, compared to $3.2 million in 2011. This increase was primarily due to an increase in net charge-offs in the commercial real estate portfolio of $2.7 million, which was partially offset by declines in net charge-offs of $1.6 million and $0.4 million, respectively, in the construction and land development and commercial and industrial portfolios. In both 2012 and 2011, net charge-offs were affected by a few individually significant charge-offs. In 2012, the Company charged off $3.1 million related to three borrowing relationships. In 2011, the Company charged off $2.5 million related to three borrowing relationships. Overall, the Company’s net charge-off ratio was 1.03% in 2012, compared to 0.86% in 2011.

Noninterest income was $10.5 million in 2012, compared to $5.2 million in 2011. The increase in noninterest income was primarily due to an increase in mortgage lending income of $1.5 million and a $3.3 million gain on sale of three affordable housing investments in January 2012.

Noninterest expense was $19.4 million in 2012, compared to $16.4 million in 2011. On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and a weighted average duration of 2.6 years. The increase in total noninterest expense in 2012 was primarily due to prepayment penalties of $3.7 million incurred on the repayment of the FHLB advances, compared to none in 2011. Other changes impacting noninterest expense were an increase in salaries and benefits expense of $0.5 million, an increase in other noninterest expense of $0.7 million, and a decrease in net expenses related to other real estate owned of $1.7 million.

Income tax expense for 2012 was $1.4 million, compared to $0.1 million in 2011. The Company’s effective income tax rate was 17.34% in 2012, compared to 1.02% in 2011. The increase in the Company’s effective tax rate was due to a 46% increase in the level of earnings before taxes and a decrease in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which were sold in January 2012. The impact of these changes on the Company’s effective tax rate for the full year 2012 was partially reduced by the reversal of a previously established deferred tax asset valuation allowance of $0.5 million related to capital loss carry-forwards.

In 2012, the Company paid cash dividends of $3.0 million, or $0.82 per share. The Company remains well capitalized under current regulatory guidelines with a total risk-based capital ratio of 17.46%, a tier one risk-based capital ratio of 16.20%, and a tier one leverage capital ratio of 9.58% at December 31, 2012.

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing internal and independent loan review processes. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that it will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial, construction and land development, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2012 and 2011, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at December 31, 2011, compared to an unallocated amount of $0.1 million, or 1.4% of the total allowance, at December 31, 2010.

During 2010, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to September 30, 2010, the Company calculated average losses by loan segment using a rolling 12 quarter historical period. In order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses by loan segment using a rolling 6 quarter historical period beginning with the quarter ended September 30, 2010. Correspondingly, the Company reduced the level of adjustments made to historical losses for “qualitative and environmental factors” since the updated historical losses were more representative of economic conditions as of the applicable balance sheet date.

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

For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) the Company has the intent to sell a debt security, (2) it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security or if it is more likely than not that that it will be required to sell the debt security before recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

Fair Value Determination

GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 17, Fair Value, of the consolidated financial statements that accompany this report.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal of OREO are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the we will realize the benefits of these deductible differences at December 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2012		2011		2010

	Average	Yield/	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Loans and loans held for sale	$395,938	5.54%	$376,000	5.67%	$380,552	5.73%
Securities - taxable	199,794	1.94%	223,638	2.69%	246,610	3.33%
Securities - tax-exempt (a)	77,447	6.24%	79,329	6.37%	81,256	6.39%

Total securities	277,241	3.14%	302,967	3.65%	327,866	4.09%
Federal funds sold	27,466	0.20%	28,905	0.19%	13,984	0.21%
Interest bearing bank deposits	793	—	1,394	0.05%	1,076	0.09%

Total interest-earning assets	701,438	4.38%	709,266	4.57%	723,478	4.87%

Deposits:
NOW	99,664	0.35%	90,565	0.58%	88,070	0.69%
Savings and money market	153,668	0.56%	138,428	0.72%	117,725	1.04%
Certificates of deposits less than $100,000	108,726	1.63%	114,490	1.95%	113,912	2.42%
Certificates of deposits and other time deposits of $100,000 or more	161,128	2.08%	181,242	2.38%	197,387	2.76%

Total interest-bearing deposits	523,186	1.21%	524,725	1.54%	517,094	1.94%
Short-term borrowings	2,970	0.54%	2,423	0.50%	3,530	0.65%
Long-term debt	49,115	3.73%	86,899	3.91%	112,312	4.02%

Total interest-bearing liabilities	575,271	1.42%	614,047	1.87%	632,936	2.30%

Net interest income and margin (a)	$22,539	3.21%	$20,944	2.95%	$20,664	2.86%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

2012 vs. 2011 comparison

Net interest income (tax-equivalent) was $22.5 million in 2012, compared to $20.9 million in 2011, as net interest margin improvement offset a decline in average interest-earning assets of 1%. Net interest margin (tax-equivalent) was 3.21% in 2012, compared to 2.95% in 2011. The improved net interest margin reflected management’s efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding sources. The cost of total interest-bearing liabilities decreased 45 basis points in 2012 from 2011 to 1.42%. The net decrease was largely the result of the continued shift in our deposit mix, as we increased our lower-cost noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other higher-cost time deposits and long-term debt (i.e. wholesale funding).

The tax-equivalent yield on total interest-earning assets decreased by 19 basis points in 2012 from 2011 to 4.38%. This decrease was primarily driven by a 51 basis point reduction in the tax-equivalent yield on total securities to 3.14% as reinvestment yields in the securities portfolio declined due to the continued low interest rate environment. Also, loan pricing for creditworthy borrowers continues to be competitive in our markets and has limited the Company’s ability to increase yields on new and renewed loans.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to lower reinvestment yields in the securities portfolio given the current interest rate environment, increased pricing competition for quality loan opportunities, and fewer opportunities to further reduce our cost of funds due to the already low level of deposit rates currently.

2011 vs. 2010 comparison

Net interest income (tax-equivalent) was $20.9 million in 2011, compared to $20.7 million in 2010, as net interest margin improvement offset a decline in average interest-earning assets of 2%. Net interest margin (tax-equivalent) was 2.95% in 2011, compared to 2.86% in 2010. The improved net interest margin reflected management’s efforts to increase earnings by focusing on deposit pricing and repaying higher-cost wholesale funding sources. The cost of total interest-

bearing liabilities decreased 43 basis points in 2011 from 2010 to 1.87%. The net decrease was largely the result of the continued shift in our deposit mix, as we increased our lower-cost noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other higher-cost time deposits and long-term debt (i.e. wholesale funding).

The tax-equivalent yield on total interest-earning assets decreased by 30 basis points in 2011 from 2010 to 4.57%. This decrease was primarily driven by a 44 basis point reduction in the tax-equivalent yield on total securities to 3.65% as reinvestment yields in the securities portfolio declined due to the low interest rate environment.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $3.8 million, $2.5 million, and $3.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The provision for loan losses increased in 2012 compared to 2011 due to an increase in net charge-offs and loan portfolio growth. Net charge-offs were $4.0 million for 2012, compared to $3.2 million in 2011. This increase was primarily due to an increase in net charge-offs in the commercial real estate loan portfolio of $2.7 million, which was partially offset by declines in net charge-offs of $1.6 million and $0.4 million, respectively, in the construction and land development and commercial and industrial loan portfolios.

The provision for losses declined in 2011 compared to 2010 due to a decline in the level of allowance for loan losses related to the construction and land development portfolio segment. The decline in the allowance for loan losses was due to declines in total construction and development loans outstanding as well as a decline in adversely risk-graded construction and land development loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans decreased to 1.69% at December 31, 2012 from 1.87% at December 31, 2011. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses should be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2012. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2012	2011	2010

Service charges on deposit accounts	$1,111	$1,167	$1,280
Mortgage lending	3,445	1,922	2,494
Bank-owned life insurance	445	460	452
Gain on sale of affordable housing investments	3,268	—	—
Affordable housing investment losses	—	(646)	(323)
Securities gains, net	679	878	1,423
Other	1,535	1,396	1,392

Total noninterest income	$10,483	$5,177	$6,718

The Company’s income from mortgage lending is primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans, which are netted against the commission expense associated with these originations. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either sell or retain the associated mortgage servicing rights (“MSRs”) when the loan is sold.

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

The following table presents a breakdown of the Company’s mortgage lending income for 2012, 2011, and 2010.

	Year ended December 31
(Dollars in thousands)	2012	2011	2010

Origination income	$3,430	$1,680	$2,143
Servicing fees, net	284	359	351
Increase in MSR valuation allowance	(269)	(117)	—

Total mortgage lending income	$3,445	$1,922	$2,494

2012 vs. 2011 comparison

Service charges on deposit accounts were $1.1 million in 2012, compared to $1.2 million in 2011. The decrease is primarily due to a decline in insufficient funds charges, reflecting changes in customer behavior and spending patterns.

Mortgage lending income was $3.4 million in 2012, compared to $1.9 million in 2011. A increase in the level of mortgage refinance activity during 2012 when compared to the levels experienced during 2011 contributed to the increase in mortgage lending income. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to origination and sale of new mortgage loans.

The Company recognized a gain on sale of $3.3 million related to the sale of its interests in three affordable housing limited partnerships in January 2012. Accordingly, the Company did not receive any federal tax credits related to affordable housing partnership investments in 2012. Prior to the sale of these interests, the Company accrued its pro-rata share of partnership losses in noninterest income. In 2011, the Company accrued approximately $0.6 million related to affordable housing investment losses.

The net gain on securities was $0.7 million in 2012, compared to a net gain of $0.9 million in 2011. Gross realized gains of $1.0 million in 2012 were reduced by gross realized losses of $0.2 million and other-than-temporary impairment charges of $0.1 million related to trust preferred securities. Gross realized gains of $1.7 million in 2011 were reduced by gross realized losses of $0.5 million and $0.3 million in other-than-temporary impairment charges related to trust preferred securities.

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

Losses related to affordable housing partnership investments were $0.6 million in 2011, compared to $0.3 million in 2010. The increase in losses on affordable housing partnership investments was primarily due to the Company’s increased total investment in these projects in 2011. While the losses incurred by the partnerships are recognized in pre-tax earnings, these investments are designed to generate a return primarily through the realization of federal tax credits. As a result, these investments significantly reduced the Company’s income tax expense during 2011 when compared to 2010.

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

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2012	2011	2010

Salaries and benefits	$8,691	$8,167	$7,402
Net occupancy and equipment	1,332	1,404	1,450
Professional fees	704	735	702
FDIC and other regulatory assessments	686	792	1,092
Other real estate owned, net	323	2,007	1,378
Prepayment penalty on long-term debt	3,720	—	679
Other	3,927	3,252	3,190

Total noninterest expense	$19,383	$16,357	$15,893

2012 vs. 2011 comparison

Salaries and benefits expense was $8.7 million in 2012, compared to $8.2 million in 2011. The increase in 2012 when compared to 2011 reflected routine increases coupled with an increase in the number of full-time equivalent employees due to the opening of a new branch during December 2011 in Valley, Alabama.

FDIC and other regulatory assessments expense was $0.7 million in 2012, compared to $0.8 million in 2011. The decrease in 2012 when compared to 2011 was primarily due to the FDIC redefining the deposit insurance assessment base effective April 1, 2011. As a result, most FDIC insured institutions with less than $10 billion in assets experienced a reduction in their FDIC deposit insurance assessments.

Other real estate owned expense, net was $0.3 million in 2012, compared to $2.0 million in 2011. The decrease was primarily due to a decline in realized holding losses or write-downs on the valuations of certain OREO properties. Despite the improvement in net expenses related to OREO, these properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in other real estate owned expense, net. Also, the Company will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and a weighted average duration of 2.6 years. In connection with repaying the FHLB advances, the Company incurred a $3.7 million prepayment penalty in 2012, compared to none in 2011.

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

Other real estate owned expense, net was $2.0 million in 2011, compared to $1.4 million in 2010. Approximately $2.0 million and $1.3 million of other real estate owned expense, net, in 2011 and 2010, respectively, related to realized holding losses or write-downs due to reduced valuations of certain OREO properties.

The Company incurred no prepayment penalties on long-term debt in 2011, compared to $0.7 million in 2010. In 2010, the Company repaid $10.0 million of securities sold under agreements to repurchase prior to their maturity that had been included in long-term debt.

Income Tax Expense

2012 vs. 2011 comparison

Income tax expense for 2012 was $1.4 million, compared to $0.1 million in 2011. The Company’s effective income tax rate was 17.34% in 2012, compared to 1.02% in 2011. The increase in the Company’s effective tax rate was due to a 46% increase in the level of earnings before taxes and a decrease in federal tax credits related to the Company’s investments in affordable housing limited partnerships, which were sold in January 2012. The impact of these changes on the Company’s effective tax rate for the full year 2012 was partially reduced by the reversal of a previously established deferred tax asset valuation allowance of $0.5 million related to capital loss carry-forwards. Excluding the reversal of the valuation allowance, the Company’s effective tax rate for 2012 would have been approximately 23.51%.

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

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $259.5 million and $299.6 million as of December 31, 2012 and 2011, respectively. The decrease in securities available-for-sale of $40.1 million, or 13%, was primarily due to management’s efforts to limit the reinvestment of proceeds from sales, calls, and maturities of securities available-for-sale while long-term interest rates are at historically low levels by growing the loan portfolio and repaying wholesale borrowings (e.g. FHLB advances). Unrealized net gains on securities available-for-sale were $8.2 million at December 31, 2012 compared to unrealized net gains of $6.7 million at December 31, 2011. The increase in unrealized gains on securities available-for-sale was due to a decline in long-term interest rates and the narrowing of credit spreads. The average tax-equivalent yields earned on total securities were 3.14% in 2012 and 3.65% in 2011.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2012 according to contractual maturity. Actual maturities may differ from contractual maturities of residential mortgage-backed securities (“RMBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

	December 31, 2012
	1 year	1 to 5	5 to 10	After 10	Total
(Dollars in thousands)	or less	years	years	years	Fair Value

Agency obligations	$—	—	20,065	19,460	39,525
Agency RMBS	—	—	4,700	136,760	141,460
State and political subdivisions	111	1,830	21,006	54,891	77,838
Trust preferred securities	—	—	—	652	652

Total available-for-sale	$111	1,830	45,771	211,763	259,475

Weighted average yield:
Agency obligations	—	—	2.32%	2.33%	2.32%
Agency RMBS	—	—	1.86%	2.09%	2.09%
State and political subdivisions	2.76%	4.16%	4.05%	4.11%	4.09%
Trust preferred securities	—	—	—	1.86%	1.86%

Total available-for-sale	2.76%	4.16%	3.11%	2.62%	2.72%

Loans
	December 31
(In thousands)	2012	2011	2010	2009	2008

Commercial and industrial	$59,334	54,988	53,288	53,884	53,883
Construction and land development	37,631	39,814	47,850	56,820	67,420
Commercial real estate	183,611	162,435	166,241	156,928	132,818
Residential real estate	105,631	101,725	96,241	97,407	102,835
Consumer installment	12,219	11,454	10,676	11,236	12,463

Total loans	398,426	370,416	374,296	376,275	369,419
Less: unearned income	(233)	(153)	(81)	(172)	(257)

Loans, net of unearned income	$398,193	370,263	374,215	376,103	369,162

Total loans, net of unearned income, were $398.2 million as of December 31, 2012, an increase of $27.9 million, or 8%, from $370.3 million at December 31, 2011. Loan growth was primarily driven by an increase in commercial real estate loans of $21.2 million from December 31, 2011. The majority of the increase in commercial real estate was due to an increase in multi-family residential and shopping center loans of $13.5 million and $6.7 million, respectively. Four loan categories represented the majority of the loan portfolio as December 31, 2012: commercial real estate mortgage loans (46%), residential real estate mortgage loans (27%), commercial and industrial loans (15%) and construction and land development loans (9%).

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $15.8 million, or 4%, and $15.1 million, or 4%, of total loans, net of unearned income at December 31, 2012 and 2011, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $1.3 million and $1.8 million required interest-only payments at December 31, 2012 and 2011, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $3.1 million and $3.8 million as of December 31, 2012 and 2011, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures as described in “CRITICAL ACCOUNTING POLICIES.”

The average yield earned on loans and loans held for sale was 5.54% in 2012 and 5.67% in 2011.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the effects of current economic conditions on our borrowers’ cash flows, real estate market sales volumes, valuations, and availability and cost of financing for properties, real estate industry concentrations, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of applicable laws and regulations.

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of our Bank’s capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having unsecured loan relationships in excess of approximately $15.4 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $13.8 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2012, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to classify borrowers into various classifications. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at December 31, 2012 (and related balances at December 31, 2011).

	December 31
(In thousands)	2012	2011

Lessors of 1-4 family residential properties	$47,544	$43,767
Multi-family residential properties	30,392	16,935
Shopping centers	20,925	14,257
Office buildings	20,760	20,004

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2012 and 2011, respectively, the allowance for loan losses was $6.7 million and $6.9 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2012 is presented below.

	Year ended December 31

(Dollars in thousands)	2012	2011	2010	2009	2008

Allowance for loan losses:
Balance at beginning of period	$6,919	7,676	6,495	4,398	4,105
Charge-offs:
Commercial and industrial	(289)	(679)	(537)	(495)	(454)
Construction and land development	(231)	(1,758)	(1,487)	(2,088)	—
Commercial real estate	(3,184)	(422)	—	—	—
Residential real estate	(545)	(533)	(552)	(704)	(153)
Consumer installment	(85)	(21)	(111)	(61)	(98)

Total charge-offs	(4,334)	(3,413)	(2,687)	(3,348)	(705)
Recoveries:
Commercial and industrial	54	34	63	47	102
Construction and land development	46	2	54	50	—
Commercial real estate	71	—	—	—	—
Residential real estate	134	155	151	92	6
Consumer installment	18	15	20	6	20

Total recoveries	323	206	288	195	128
Net charge-offs	(4,011)	(3,207)	(2,399)	(3,153)	(577)
Provision for loan losses	3,815	2,450	3,580	5,250	870

Ending balance	$6,723	6,919	7,676	6,495	4,398

as a % of loans	1.69%	1.87	2.05	1.73	1.19
as a % of nonperforming loans	64%	67	65	69	99
Net charge-offs as a % of average loans	1.03%	0.86	0.64	0.84	0.17

As noted under “CRITICAL ACCOUNTING POLICIES”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.69% at December 31, 2012, compared to 1.87% at December 31, 2011. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs were $4.0 million, or 1.03% of average loans, in 2012, compared to net charge-offs of $3.2 million, or 0.86%, in 2011. In both 2012 and 2011, net charge-offs were affected by a few individually significant charge-offs. In 2012, the Company charged off $3.1 million related to three borrowing relationships. In 2011, the Company charged off $2.5 million related to three borrowing relationships.

At December 31, 2012 and 2011, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 64% and 67%, respectively.

At December 31, 2012, the Company’s recorded investment in loans considered impaired was $10.5 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million. At December 31, 2011, the Company’s recorded investment in loans considered impaired was $11.0 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $1.2 million.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2012 the Company had $15.5 million in nonperforming assets compared to $18.3 million at December 31, 2011. Nonperforming assets decreased during 2012 due to continued efforts by management to reduce and resolve problem assets. The majority of the balance in nonperforming assets at December 31, 2012 related to deterioration in the commercial real estate and construction and land development loan portfolios.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31

(Dollars in thousands)	2012	2011	2010	2009	2008

Nonperforming assets:
Nonperforming (nonaccrual) loans	$10,535	10,354	11,833	9,352	4,431
Other real estate owned	4,919	7,898	8,125	7,292	324

Total nonperforming assets	$15,454	18,252	19,958	16,644	4,755

as a % of loans and foreclosed properties	3.83%	4.83	5.22	4.34	1.29
as a % of total assets	2.03%	2.35	2.61	2.15	0.64
Nonperforming loans as a % of total loans	2.65%	2.80	3.16	2.49	1.20
Accruing loans 90 days or more past due	$58	—	—	5	104

The table below provides information concerning the composition of nonaccrual loans at December 31, 2012 and 2011, respectively.

	December 31

(In thousands)	2012	2011

Nonaccrual loans:
Commercial and industrial	$60	76
Construction and land development	1,706	5,095
Commercial real estate	6,714	3,457
Residential real estate	2,055	1,726

Total nonaccrual loans / nonperfoming loans	$10,535	10,354

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2012, the Company had $10.5 million in loans on nonaccrual, compared to $10.4 million at December 31, 2011.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At both December 31, 2012 and 2011, the Company had $1.1 million in accruing TDRs.

At December 31, 2012 there were $58,000 in loans 90 days past due and still accruing interest compared to none at December 31, 2011.

The table below provides information concerning the composition of OREO at December 31, 2012 and 2011, respectively.

	December 31
(In thousands)	2012	2011

Other real estate owned:
Commercial:
Building	$608	615
Developed lots	1,275	1,325
Residential:
Condominiums	425	3,663
Undeveloped land	1,464	1,401
Other	1,147	894

Total other real estate owned	$4,919	7,898

At December 31, 2012, the Company held $4.9 million in OREO, which we acquired from borrowers, a decrease of $3.0 million, or 38%, compared to December 31, 2011. At December 31, 2012, two properties made up approximately 50% of the balance in OREO, with a total carrying value of $2.5 million. The decrease in OREO from December 31, 2011 primarily related to the disposal of the Company’s participation interest in a completed condominium project on the Florida Gulf Coast, which had a carrying value of approximately $2.3 million at December 31, 2011.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $12.6 million, or 3.2% of total loans at December 31, 2012, compared to $18.5 million, or 5.0% of total loans at December 31, 2011. The decrease in potential problem loans was primarily due to one potential problem commercial real estate loan being placed on nonaccrual during the third quarter of 2012, which had a recorded investment of $6.9 million at December 31, 2011.

The table below provides information concerning the composition of potential problem loans at December 31, 2012 and 2011, respectively.

	December 31
(In thousands)	2012	2011

Potential problem loans:
Commercial and industrial	$563	719
Construction and land development	1,125	1,080
Commercial real estate	2,727	9,278
Residential real estate	7,978	7,311
Consumer installment	214	128

Total potential problem loans	$12,607	18,516

At December 31, 2012, approximately $1.3 million or 10.0% of total potential problem loans were past due at least 30 but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2012 and 2011, respectively.

	December 31
(In thousands)	2012	2011

Performing loans past due 30 to 89 days:
Commercial and industrial	$173	1,191
Construction and land development	8	317
Commercial real estate	230	—
Residential real estate	1,537	1,245
Consumer installment	62	57

Total performing loans past due 30 to 89 days	$2,010	2,810

Deposits

	December 31
(In thousands)	2012	2011

Noninterest bearing demand	$118,014	106,276
NOW	96,332	88,438
Money market	124,676	113,077
Savings	34,600	30,400
Certificates of deposit under $100,0000	106,371	112,178
Certificates of deposit and other time deposits of $100,000 or more	134,591	144,284
Brokered certificates of deposit	22,233	24,899

Total deposits	$636,817	619,552

Total deposits were $636.8 million and $619.6 million at December 31, 2012 and 2011, respectively. The increase in total deposits of $17.3 million reflects changes in customer preferences for short-term instruments in a low interest rate environment.

The average rates paid on total interest-bearing deposits were 1.21% in 2012 and 1.54% in 2011. Noninterest bearing deposits were 19% and 17% of total deposits as of December 31, 2012 and 2011, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase with an original maturity of one year or less, and other short-term borrowings. The Bank had available federal fund lines totaling $40.0 million with none outstanding at both December 31, 2012 and 2011. Securities sold under agreements to repurchase totaled $2.7 million and $2.8 million at December 31, 2012 and 2011, respectively.

The average rates paid on short-term borrowings were 0.54% in 2012 and 0.50% in 2011. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the three-year period ended December 31, 2012 is included in Note 10 to the Consolidated Financial Statements included in this annual report.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $25.0 million and $63.1 million in long-term FHLB advances at December 31, 2012 and 2011, respectively. On January 19, 2012, the Company restructured its balance sheet by paying off $38.0 million of FHLB advances with a weighted average rate of 4.26% and a weighted average duration of 2.6 years. At both December 31, 2012 and 2011, the Company had $15.0 million in securities sold under agreements to repurchase with an original maturity greater than one year and $7.2 million in junior subordinated debentures related to trust preferred securities outstanding.

The average rates paid on long-term debt were 3.73% in 2012 and 3.91% in 2011.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $70.1 million and $65.4 million as of December 31, 2012 and 2011, respectively. The increase in 2012 was primarily due to net earnings of $6.8 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net of tax, of $1.0 million, which was reduced by cash dividends paid of $3.0 million.

The Company’s Tier 1 leverage ratio was 9.58%, Tier 1 risk-based capital ratio was 16.20% and Total risk-based capital ratio was 17.46% at December 31, 2012. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point gradual change up or down in rates from management’s baseline net interest income forecast over the next 12 months. The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates of 200 basis points when compared to the baseline net interest income forecast at December 31, 2012.

Changes in Interest Rates	Net Interest Income % Variance
200 basis points	1.88%
(200) basis points	NM

NM=not meaningful

At December 31, 2012, our earnings simulation model indicated a slightly asset-sensitive position over the next 12 months, which could serve to improve net interest income during that time period if interest rates increased by 200 basis points. The actual realized change in net interest income would depend upon several factors, which could also serve to diminish, or eliminate the asset sensitivity noted above. The impact of rate scenarios assuming a gradual downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

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

To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, EVE should not decrease by more than 25 percent. The following table reports the variance of EVE assuming an immediate change in interest rates of 200 basis points when compared to the base case EVE at December 31, 2012.

Changes in Interest Rates	EVE % Variance
200 basis points	(8.60) %
(200) basis points	NM

NM=not meaningful

At December 31, 2012, the results of our EVE model would indicate that we are in compliance with our guidelines. The actual realized change in the economic value of equity would depend upon several factors, which could also serve to diminish, or eliminate the interest sensitivity noted above. The impact of rate shock scenarios assuming a downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

Earnings simulation and EVE are both modeling analyses, which change quarterly and consist of hypothetical estimates based upon numerous assumptions, including the interest rate levels, shape of the yield curve, prepayments on loans and securities, rates on loans and deposits, reinvestments of paydowns and maturities of loans, investments and deposits, and others. While assumptions are developed based on the current economic and market conditions, management cannot make any assurances as to the predictive nature of these assumptions, including how these estimates may be affected by customer preferences, competitors, or competitive conditions, or that the predictions will be realized.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2012 and 2011, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2012, the Bank had an available line of credit with the FHLB totaling $226.2 million, with $31.1 million outstanding (includes Advances and letters of credit). As of December 31, 2012, the Bank also had $40.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2012, which by their terms had contractual maturity and termination dates subsequent to December 31, 2012:

	Payments due by period
		1 year	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	or less	years	years	5 years

Contractual obligations:
Deposit maturities (1)	$636,817	510,801	82,595	32,990	10,431
Long-term debt	47,217	—	15,000	20,000	12,217
Operating lease obligations	754	298	316	140	—

Total	$684,788	$511,099	$97,911	$53,130	$22,648

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

Off-Balance Sheet Arrangements

At December 31, 2012, the Bank had outstanding standby letters of credit of $7.1 million and unfunded loan commitments outstanding of $48.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

As of December 31, 2012, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $326.4 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

In 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses upon repurchase. We were not required to repurchase any residential mortgage loans in 2011 or 2010.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of December 31, 2012, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.5% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following accounting pronouncements have been issued by the FASB, but are not yet effective:

•	ASU 2011-11, Disclosures about Offsetting Assets and Liabilities.

•	ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.

•	ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

Information about these pronouncements is described in more detail below.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures and addresses any unintended consequences due to feedback from stakeholders that standard commercial provisions of many contracts would equate to a master netting arrangement. These changes are effective for the Company in the first quarter of 2013 with retrospective application. The Company does not expect the adoption of this Update will affect the Company’s consolidated financial results since it amends only the disclosure requirements for offsetting financial instruments.

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, seeks to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update will require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. These changes are effective for the Company in the first quarter of 2013 with prospective application. The Company does not expect the adoption of this Update will have a significant impact on the financial statements of the Company.

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

	2012				2011
(in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net interest income (GAAP)	$5,325	5,259	5,312	5,001	4,509	4,845	5,057	4,814
Tax-equivalent adjustment	396	416	416	414	415	429	440	435

Net interest income (Tax-equivalent)	$5,721	5,675	5,728	5,415	4,924	5,274	5,497	5,249

	Year ended December 31
(In thousands)	2012	2011	2010	2009	2008

Net interest income (GAAP)	$20,897	19,225	18,899	18,815	17,870
Tax-equivalent adjustment	1,642	1,719	1,765	1,633	1,361

Net interest income (Tax-equivalent)	$22,539	20,944	20,664	20,448	19,231

Table 2 - Selected Financial Data

Year ended December 31
(Dollars in thousands, except per share amounts)	2012	2011	2010	2009	2008

Income statement
Tax-equivalent interest income (a)	$	30,709	32,425	35,237	38,467	39,722
Total interest expense	8,170	11,481	14,573	18,019	20,491

Tax equivalent net interest income (a)	22,539	20,944	20,664	20,448	19,231

Provision for loan losses	3,815	2,450	3,580	5,250	870
Total noninterest income	10,483	5,177	6,718	2,433	3,900
Total noninterest expense	19,383	16,357	15,893	13,934	12,240

Net earnings before income taxes and tax-equivalent adjustment	9,824	7,314	7,909	3,697	10,021
Tax-equivalent adjustment	1,642	1,719	1,765	1,633	1,361
Income tax expense (benefit)	1,419	57	798	(340)	2,023

Net earnings	$	6,763	5,538	5,346	2,404	6,637

Per share data:
Basic and diluted net earnings	$	1.86	1.52	1.47	0.66	1.81
Cash dividends declared	$	0.82	0.80	0.78	0.76	0.74
Weighted average shares outstanding
Basic and diluted	3,642,831	3,642,735	3,642,851	3,644,691	3,674,384
Shares outstanding	3,642,903	3,642,738	3,642,718	3,643,117	3,646,947
Book value	$	19.26	17.96	15.47	15.42	15.66
Common stock price
High	$	26.65	20.37	22.00	30.00	25.00
Low	18.23	18.52	16.86	18.07	19.00
Period-end	$	20.85	18.52	20.06	19.69	20.10
To earnings ratio	11.21	x	12.10	13.74	29.39	11.10
To book value	108%	103	130	128	128
Performance ratios:
Return on average equity	9.85%	9.10	9.00	4.23	12.18
Return on average assets	0.90%	0.72	0.68	0.31	0.92
Dividend payout ratio	44.09%	52.63	53.06	115.15	40.88
Average equity to average assets	9.09%	7.89	7.61	7.21	7.59
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.69%	1.87	2.05	1.73	1.19
Nonperforming loans	64%	67	65	69	99
Nonperforming assets as a % of:
Loans and foreclosed properties	3.83%	4.83	5.22	4.34	1.29
Total assets	2.03%	2.35	2.61	2.15	0.64
Nonperforming loans as % of loans	2.65%	2.80	3.16	2.49	1.20
Net charge-offs as a % of average loans	1.03%	0.86	0.64	0.84	0.17
Capital Adequacy:
Tier 1 risk-based capital ratio	16.20%	15.40	14.57	13.73	14.23
Total risk-based capital ratio	17.46%	16.66	15.82	14.98	15.22
Tier 1 Leverage ratio	9.58%	8.82	8.47	8.13	8.75
Other financial data:
Net interest margin (a)	3.21%	2.95	2.86	2.78	2.86
Effective income tax expense (benefit) rate	17.34%	1.02	12.99	(16.47)	23.36
Efficiency ratio (b)	58.70%	62.62	58.04	60.90	52.92
Selected period end balances:
Securities	$	259,475	299,582	315,220	334,762	302,656
Loans, net of unearned income	398,193	370,263	374,215	376,103	369,162
Allowance for loan losses	6,723	6,919	7,676	6,495	4,398
Total assets	759,833	776,218	763,829	773,382	745,970
Total deposits	636,817	619,552	607,127	579,409	550,843
Long-term debt	47,217	85,313	93,331	118,349	123,368
Total stockholders’ equity	70,149	65,416	56,368	56,183	57,128

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Selected Quarterly Financial Data

2012	2011

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Tax-equivalent interest income (a)	$	7,646	7,628	7,773	7,662	7,629	8,089	8,438	8,269
Total interest expense	1,925	1,953	2,045	2,247	2,705	2,815	2,941	3,020

Tax equivalent net interest income (a)	5,721	5,675	5,728	5,415	4,924	5,274	5,497	5,249

Provision for loan losses	1,065	1,550	600	600	650	600	600	600
Total noninterest income	1,788	2,017	1,814	4,864	1,461	1,327	1,300	1,089
Total noninterest expense	4,023	3,770	4,048	7,542	4,187	4,268	4,308	3,594

Net earnings before income taxes and tax-equivalent adjustment	2,421	2,372	2,894	2,137	1,548	1,733	1,889	2,144
Tax-equivalent adjustment	396	416	416	414	415	429	440	435
Income tax expense (benefit)	365	347	449	258	(32)	(63)	(8)	160

Net earnings	$	1,660	1,609	2,029	1,465	1,165	1,367	1,457	1,549

Per share data:
Basic and diluted net earnings	$	0.46	0.44	0.56	0.40	0.32	0.38	0.40	0.43
Cash dividends declared	$	0.205	0.205	0.205	0.205	0.20	0.20	0.20	0.20
Weighted average shares outstanding
Basic and diluted	3,642,903	3,642,876	3,642,826	3,642,738	3,642,738	3,642,738	3,642,738	3,642,728
Shares outstanding, at period end	3,642,903	3,642,903	3,642,843	3,642,738	3,642,738	3,642,738	3,642,738	3,642,738
Book value	$	19.26	19.27	18.75	18.11	17.96	17.69	16.77	15.87
Common stock price
High	$	24.87	23.20	26.65	21.99	19.65	19.70	19.91	20.37
Low	20.85	21.00	21.50	18.23	18.52	19.10	19.40	19.51
Period-end	$	20.85	22.25	21.50	21.99	18.52	19.65	19.75	19.56
To earnings ratio	11.21	x	12.94	12.95	14.66	12.10	13.55	14.01	13.49
To book value	108%	115	115	121	103	111	118	123
Performance ratios:
Return on average equity	9.30%	9.22	12.06	8.86	7.15	8.81	9.90	10.84
Return on average assets	0.88%	0.86	1.07	0.77	0.61	0.72	0.75	0.80
Dividend payout ratio	44.57%	46.59	36.61	51.25	62.50	52.63	50.00	46.51
Average equity to average assets	9.45%	9.33	8.85	8.74	8.50	8.12	7.58	7.36
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.69%	1.52	1.63	1.97	1.87	1.69	2.07	2.13
Nonperforming loans	64%	44	79	73	67	60	95	70
Nonperforming assets as a % of :
Loans and foreclosed properties	3.83%	4.61	3.31	4.53	4.83	4.78	4.57	5.20
Total assets	2.03%	2.46	1.75	2.31	2.35	2.39	2.25	2.51
Nonperforming loans as % of loans	2.65%	3.43	2.06	2.69	2.80	2.80	2.18	3.03
Net charge-offs as % of average loans	0.39%	2.00	1.61	0.02	0.08	2.14	0.76	0.45
Capital Adequacy:
Tier 1 risk-based capital ratio	16.20%	15.75	15.39	15.69	15.40	15.25	14.95	14.84
Total risk-based capital ratio	17.46%	17.00	16.65	16.95	16.66	16.51	16.20	16.09
Tier 1 Leverage ratio	9.58%	9.54	9.26	9.06	8.82	8.87	8.65	8.56
Other financial data:
Net interest margin (a)	3.22%	3.23	3.26	3.11	2.77	2.98	3.09	2.98
Effective income tax rate	18.02%	17.74	18.12	14.97	NM	NM	NM	9.36
Efficiency ratio (b)	53.58%	49.01	53.67	73.37	65.58	64.66	63.38	56.71
Selected period end balances:
Securities	$	259,475	254,819	277,246	299,902	299,582	283,070	296,443	321,098
Loans, net of unearned income	398,193	397,738	399,370	380,377	370,263	374,788	373,795	368,909
Allowance for loan losses	6,723	6,045	6,503	7,496	6,919	6,340	7,746	7,855
Total assets	759,833	753,467	766,161	760,522	776,218	764,637	779,725	781,557
Total deposits	636,817	629,824	644,246	641,195	619,552	609,070	627,969	631,394
Long-term debt	47,217	47,217	47,217	47,308	85,313	85,317	85,322	85,327
Total stockholders’ equity	70,149	70,206	68,292	65,972	65,416	64,422	61,100	57,801

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 4 - Average Balance and Net Interest Income Analysis

	Year ended December 31

	2012				2011			2010

(Dollars in thousands)	Average Balance		Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$395,938	$	21,943	5.54%	$376,000	$21,306	5.67%	$380,552	$21,809	5.73%
Securities - taxable	199,794		3,883	1.94%	223,638	6,006	2.69%	246,610	8,208	3.33%
Securities - tax-exempt (2)	77,447		4,829	6.24%	79,329	5,056	6.37%	81,256	5,190	6.39%

Total securities	277,241		8,712	3.14%	302,967	11,062	3.65%	327,866	13,398	4.09%
Federal funds sold	27,466		54	0.20%	28,905	56	0.19%	13,984	29	0.21%
Interest bearing bank deposits	793		—	—	1,394	1	0.05%	1,076	1	0.09%

Total interest-earning assets	701,438		30,709	4.38%	709,266	32,425	4.57%	723,478	35,237	4.87%
Cash and due from banks	14,125				13,054			12,267
Other assets	39,742				48,796			44,909

Total assets	$755,305				$771,116			$780,654

Interest-bearing liabilities:
Deposits:
NOW	$99,664		349	0.35%	$90,565	527	0.58%	$88,070	612	0.69%
Savings and money market	153,668		859	0.56%	138,428	996	0.72%	117,725	1,228	1.04%
Certificates of deposits less than $100,000	108,726		1,769	1.63%	114,490	2,227	1.95%	113,912	2,758	2.42%
Certificates of deposits and other time deposits of $100,000 or more	161,128		3,347	2.08%	181,242	4,318	2.38%	197,387	5,440	2.76%

Total interest-bearing deposits	523,186		6,324	1.21%	524,725	8,068	1.54%	517,094	10,038	1.94%
Short-term borrowings	2,970		16	0.54%	2,423	12	0.50%	3,530	23	0.65%
Long-term debt	49,115		1,830	3.73%	86,899	3,401	3.91%	112,312	4,512	4.02%

Total interest-bearing liabilities	575,271		8,170	1.42%	614,047	11,481	1.87%	632,936	14,573	2.30%
Noninterest-bearing deposits	107,948				92,764			84,837
Other liabilities	3,410				3,463			3,467
Stockholders’ equity	68,676				60,842			59,414

Total liabilities and and stockholders’ equity	$755,305				$771,116			$780,654

Net interest income and margin		$	22,539	3.21%		$20,944	2.95%		$20,664	2.86%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Volume and Rate Variance Analysis

	Years ended December 31, 2012 vs. 2011			Years ended December 31, 2011 vs. 2010

	Net Change	Due to change in		Net Change	Due to change in

(Dollars in thousands)		Rate (2)	Volume (2)		Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$637	(468)	1,105	$(503)	(245)	(258)
Securities - taxable	(2,123)	(1,660)	(463)	(2,202)	(1,585)	(617)
Securities - tax-exempt (1)	(227)	(110)	(117)	(134)	(11)	(123)

Total securities	(2,350)	(1,770)	(580)	(2,336)	(1,596)	(740)
Federal funds sold	(2)	1	(3)	27	(2)	29
Interest bearing bank deposits	(1)	(1)	—	—	—	—

Total interest income	$(1,716)	(2,238)	522	$(2,812)	(1,843)	(969)

Interest expense:
Deposits:
NOW	$(178)	(210)	32	$(85)	(100)	15
Savings and money market	(137)	(222)	85	(232)	(381)	149
Certificates of deposits less than $100,000	(458)	(364)	(94)	(531)	(542)	11
Certificates of deposits and other time deposits of $100,000 or more	(971)	(553)	(418)	(1,122)	(737)	(385)

Total interest-bearing deposits	(1,744)	(1,349)	(395)	(1,970)	(1,760)	(210)
Short-term borrowings	4	1	3	(11)	(6)	(5)
Long-term debt	(1,571)	(163)	(1,408)	(1,111)	(116)	(995)

Total interest expense	(3,311)	(1,511)	(1,800)	(3,092)	(1,882)	(1,210)

Net interest income	$1,595	(727)	2,322	$280	39	241

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 6 - Loan Portfolio Composition

	December 31

(In thousands)	2012	2011	2010	2009	2008

Commercial and industrial	$59,334	54,988	53,288	53,884	53,883
Construction and land development	37,631	39,814	47,850	56,820	67,420
Commercial real estate	183,611	162,435	166,241	156,928	132,818
Residential real estate	105,631	101,725	96,241	97,407	102,835
Consumer installment	12,219	11,454	10,676	11,236	12,463

Total loans	398,426	370,416	374,296	376,275	369,419
Less: unearned income	(233)	(153)	(81)	(172)	(257)

Loans, net of unearned income	398,193	370,263	374,215	376,103	369,162
Less: allowance for loan losses	(6,723)	(6,919)	(7,676)	(6,495)	(4,398)

Loans, net	$391,470	363,344	366,539	369,608	364,764

Table 7 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2012

(Dollars in thousands)	1 year or less	1 to 5 years	After 5 years	Total	Adjustable Rate	Fixed Rate	Total

Commercial and industrial	$141	53,788	5,405	59,334	36,381	22,953	59,334
Construction and land development	1,919	32,670	3,042	37,631	22,749	14,882	37,631
Commercial real estate	501	117,185	65,925	183,611	33,262	150,349	183,611
Residential real estate	820	33,617	71,194	105,631	55,919	49,712	105,631
Consumer installment	180	9,852	2,187	12,219	2,041	10,178	12,219

Total loans	$3,561	247,112	147,753	398,426	150,352	248,074	398,426

Table 8 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2012	2011	2010	2009	2008

Allowance for loan losses:
Balance at beginning of period	$6,919	7,676	6,495	4,398	4,105
Charge-offs:
Commercial and industrial	(289)	(679)	(537)	(495)	(454)
Construction and land development	(231)	(1,758)	(1,487)	(2,088)	—
Commercial real estate	(3,184)	(422)	—	—	—
Residential real estate	(545)	(533)	(552)	(704)	(153)
Consumer installment	(85)	(21)	(111)	(61)	(98)

Total charge-offs	(4,334)	(3,413)	(2,687)	(3,348)	(705)

Recoveries:
Commercial and industrial	54	34	63	47	102
Construction and land development	46	2	54	50	—
Commercial real estate	71	—	—	—	—
Residential real estate	134	155	151	92	6
Consumer installment	18	15	20	6	20

Total recoveries	323	206	288	195	128

Net charge-offs	(4,011)	(3,207)	(2,399)	(3,153)	(577)
Provision for loan losses	3,815	2,450	3,580	5,250	870

Ending balance	$6,723	6,919	7,676	6,495	4,398

as a % of loans	1.69%	1.87	2.05	1.73	1.19
as a % of nonperforming loans	64%	67	65	69	99
Net charge-offs as a % of average loans	1.03%	0.86	0.64	0.84	0.17

Nonperforming assets:
Nonaccrual/nonperforming loans	$10,535	10,354	11,833	9,352	4,431
Other real estate owned	4,919	7,898	8,125	7,292	324

Total nonperforming assets	$15,454	18,252	19,958	16,644	4,755

as a % of loans and foreclosed properties	3.83%	4.83	5.22	4.34	1.29
as a % total assets	2.03%	2.35	2.61	2.15	0.64
Nonperforming loans as a % of total loans	2.65%	2.80	3.16	2.49	1.20
Accruing loans 90 days or more past due	$58	—	—	5	104

Table 9 - Allocation of Allowance for Loan Losses

	December 31
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$812	14.9	$948	14.8	$972	14.2	$784	14.3	$417	14.6
Construction and land development	1,545	9.4	1,470	10.7	2,223	12.8	2,063	15.1	873	18.3
Commercial real estate	3,137	46.1	3,009	43.9	2,893	44.4	1,264	41.7	1,175	36.0
Residential real estate	1,126	26.5	1,363	27.5	1,336	25.7	1,706	25.9	1,430	27.8
Consumer installment	103	3.1	129	3.1	141	2.9	227	3.0	166	3.4
Unallocated	—		—		111		451		337

Total allowance for loan losses	$6,723		$6,919		$7,676		$6,495		$4,398

*	Loan balance in each category expressed as a percentage of total loans.

Table 10 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2012

Maturity of:
3 months or less	$19,399
Over 3 months through 6 months	14,463
Over 6 months through 12 months	43,386
Over 12 months	79,576

Total CDs and other time deposits of $100,000 or more (1)	$156,824

(1) includes brokered certificates of deposit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the direction of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2012.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama

March 22, 2013

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31

(Dollars in thousands, except share data)	2012	2011

Assets:
Cash and due from banks	$18,762	$12,395
Federal funds sold	42,682	41,840
Interest bearing bank deposits	505	1,193

Cash and cash equivalents	61,949	55,428

Securities available-for-sale	259,475	299,582
Loans held for sale	2,887	3,346
Loans, net of unearned income	398,193	370,263
Allowance for loan losses	(6,723)	(6,919)

Loans, net	391,470	363,344

Premises and equipment, net	10,528	9,345
Bank-owned life insurance	17,076	16,631
Other real estate owned	4,919	7,898
Other assets	11,529	20,644

Total assets	$759,833	$776,218

Liabilities:
Deposits:
Noninterest-bearing	$118,014	$106,276
Interest-bearing	518,803	513,276

Total deposits	636,817	619,552
Federal funds purchased and securities sold under agreements to repurchase	2,689	2,805
Long-term debt	47,217	85,313
Accrued expenses and other liabilities	2,961	3,132

Total liabilities	689,684	710,802

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,756	3,753
Retained earnings	67,821	64,045
Accumulated other comprehensive income, net	5,174	4,222
Less treasury stock, at cost - 314,232 shares and 314,397 shares at December 31, 2012 and 2011, respectively	(6,641)	(6,643)

Total stockholders’ equity	70,149	65,416

Total liabilities and stockholders’ equity	$759,833	$776,218

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year ended December 31
(Dollars in thousands, except share and per share data)	2012	2011	2010

Interest income:
Loans, including fees	$21,943	$21,306	$21,809
Securities	7,070	9,343	11,633
Federal funds sold and interest bearing bank deposits	54	57	30

Total interest income	29,067	30,706	33,472

Interest expense:
Deposits	6,324	8,068	10,038
Short-term borrowings	16	12	23
Long-term debt	1,830	3,401	4,512

Total interest expense	8,170	11,481	14,573

Net interest income	20,897	19,225	18,899
Provision for loan losses	3,815	2,450	3,580

Net interest income after provision for loan losses	17,082	16,775	15,319

Noninterest income:
Service charges on deposit accounts	1,111	1,167	1,280
Mortgage lending	3,445	1,922	2,494
Bank-owned life insurance	445	460	452
Gain on sale of affordable housing investments	3,268	—	—
Affordable housing investment losses	—	(646)	(323)
Other	1,535	1,396	1,392
Securities gains, net:
Realized gains, net	809	1,216	3,451
Total other-than-temporary impairments	(130)	(468)	(2,238)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	130	210

Total securities gains, net	679	878	1,423

Total noninterest income	10,483	5,177	6,718

Noninterest expense:
Salaries and benefits	8,691	8,167	7,402
Net occupancy and equipment	1,332	1,404	1,450
Professional fees	704	735	702
FDIC and other regulatory assessments	686	792	1,092
Other real estate owned, net	323	2,007	1,378
Prepayment penalty on long-term debt	3,720	—	679
Other	3,927	3,252	3,190

Total noninterest expense	19,383	16,357	15,893

Earnings before income taxes	8,182	5,595	6,144
Income tax expense	1,419	57	798

Net earnings	$6,763	$5,538	$5,346

Net earnings per share:
Basic and diluted	$1.86	$1.52	$1.47

Weighted average shares outstanding:
Basic and diluted	3,642,831	3,642,735	3,642,851

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	For years ended December 31,

(Dollars in thousands)	2012	2011	2010

Net earnings	$6,763	$5,538	$5,346
Other comprehensive income (loss), net of tax:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	—	(82)	(133)
Unrealized net holding gain (loss) on all other securities	1,379	7,059	(1,281)
Reclassification adjustment for net gain on securities recognized in net earnings	(427)	(554)	(898)

Other comprehensive income (loss)	952	6,423	(2,312)

Comprehensive income	$7,715	$11,961	$3,034

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury

(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2009	3,957,135	$39	$3,751	$58,917	$111	$(6,635)	$56,183
Net earnings	—	—	—	5,346	—	—	5,346
Other comprehensive loss	—	—	—	—	(2,312)	—	(2,312)
Cash dividends paid ($0.78 per share)	—	—	—	(2,842)	—	—	(2,842)
Stock repurchases (484 shares)	—	—	—	—	—	(9)	(9)
Sale of treasury stock (85 shares)	—	—	1	—	—	1	2

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368

Net earnings	—	—	—	5,538	—	—	5,538
Other comprehensive income	—	—	—	—	6,423	—	6,423
Cash dividends paid ($0.80 per share)	—	—	—	(2,914)	—	—	(2,914)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416

Net earnings	—	—	—	6,763	—	—	6,763
Other comprehensive income	—	—	—	—	952	—	952
Cash dividends paid ($0.82 per share)	—	—	—	(2,987)	—	—	(2,987)
Sale of treasury stock (165 shares)	—	—	3	—	—	2	5

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net earnings	$6,763	$5,538	$5,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	3,815	2,450	3,580
Depreciation and amortization	837	665	579
Premium amortization and discount accretion, net	2,992	2,445	2,071
Deferred tax expense (benefit)	624	(368)	(777)
Net gain on securities available for sale	(679)	(878)	(1,423)
Net gain on sale of loans held for sale	(3,430)	(1,680)	(2,143)
Net loss on other real estate owned	245	1,830	1,217
Loss on prepayment of long-term debt	3,720	—	679
Loans originated for sale	(154,044)	(71,350)	(100,721)
Proceeds from sale of loans	156,967	73,550	102,940
Net loss on disposition of premises and equipment	—	—	4
Increase in cash surrender value of bank owned life insurance	(445)	(460)	(452)
Gain on sale of affordable housing partnership investments	(3,268)	—	—
Loss on affordable housing partnership investments	—	646	323
Net decrease in other assets	1,131	1,015	1,694
Net (decrease) increase in accrued expenses and other liabilities	(171)	685	(1,034)

Net cash provided by operating activities	$15,057	$14,088	$11,883

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	57,650	128,715	180,206
Proceeds from maturities of securities available-for-sale	112,005	95,641	194,570
Purchase of securities available-for-sale	(130,352)	(200,106)	(359,547)
Increase in loans, net	(33,456)	(2,824)	(3,221)
Net purchases of premises and equipment	(1,549)	(1,568)	(146)
Decrease in FHLB stock	2,067	856	227
Capital contributions to affordable housing limited partnerships	—	(4,378)	(1,500)
Proceeds from sale of affordable housing limited partnerships	8,499	—	—
Proceeds from sale of other real estate owned	4,249	1,966	660

Net cash provided by investing activities	$19,113	$18,302	$11,249

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	11,738	18,616	11,163
Net increase (decrease) in interest-bearing deposits	5,527	(6,191)	16,555
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(116)	120	(13,275)
Repayments or retirement of long-term debt	(41,816)	(8,018)	(25,697)
Proceeds from sale of treasury stock	5	1	2
Stock repurchases	—	—	(9)
Dividends paid	(2,987)	(2,914)	(2,842)

Net cash (used in) provided by financing activities	$(27,649)	$1,614	$(14,103)

Net change in cash and cash equivalents	$6,521	$34,004	$9,029
Cash and cash equivalents at beginning of period	55,428	21,424	12,395

Cash and cash equivalents at end of period	$61,949	$55,428	$21,424

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,846	$11,713	$15,044
Income taxes	1,224	347	2,133
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	$1,515	$3,569	$2,710

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Auburn National Bancorporation Capital Trust I is an affiliate of the Company and was included in these consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Accounting Standards adopted in 2012

In the first quarter of 2012, the Company adopted new guidance related to the following Codification topics:

•	ASU 2011-03, Transfers and Servicing: Reconsideration of Effective Control for Repurchase Agreements;

•	ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS;

•	ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income; and

•	ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.

Information about these pronouncements is described in more detail below.

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

ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, outlines the collaborative effort of the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) to consistently define fair value and to come up with a set of consistent disclosures for fair value. The ASU changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This update was effective for the Company in the first quarter of 2012 and will be applied prospectively. Adoption of the ASU required expanded disclosure of the Company’s fair value disclosures. See Note 17, Fair Value.

ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, amends existing standards allowing either a single continuous statement of comprehensive income or two separate but consecutive statements of income and comprehensive income. An entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income in both options. This update also requires companies to present amounts reclassified out of other comprehensive income and into net income on the face of the statement of income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers indefinitely the requirement to present reclassification adjustments on the statement of income. The remaining provisions were effective for the Company in the first quarter of 2012 with retrospective application. This Update did not affect our consolidated financial results as its amends only the presentation of comprehensive income. See Consolidated Statements of Comprehensive Income.

Cash Equivalents

Cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, including interest bearing deposits with other banks, and federal funds sold.

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2012, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the anticipated life of the security using the effective interest method, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Loan sales are recognized when the transaction closes, the proceeds are collected, and ownership is transferred. Continuing involvement, through the sales agreement, consists of the right to service the loan for a fee for the life of the loan, if applicable. Gains on the sale of loans held for sale are recorded as part of mortgage lending income in the Consolidated Statements of Earnings.

In the course of conducting the Bank’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, the Bank makes various representations and warranties to the purchaser of the mortgage loans. Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. In 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses upon repurchase. Except for this loan, during 2012, 2011 and 2010, no loans were repurchased and no reimbursements for investor losses were made by the Company.

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

In accordance with ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company and its wholly-owned subsidiaries file a consolidated income tax return.

Fair Value Measurements

FASB ASC 820, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. For more information related to fair value measurements, please refer to Note 17, Fair Value.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2012. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur if the Company’s potential common stock was issued. As of December 31, 2012, 2011, and 2010, the Company had no options or other equity awards issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

A reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the years ended December 31, 2012, 2011 and 2010, respectively, is presented below.

	Year ended December 31

(Dollars in thousands, except share and per share data)	2012	2011	2010

Basic and diluted:
Net earnings	$6,763	$ 5,538	$ 5,346
Weighted average common shares outstanding	3,642,831	3,642,735	3,642,851

Earnings per share	$1.86	$ 1.52	$ 1.47

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At December 31, 2012, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of December 31, 2012.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2012 and 2011, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 5: SECURITIES

At December 31, 2012 and 2011, respectively, all securities within the scope of FASB ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2012 and 2011, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized

(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

December 31, 2012
Agency obligations (a)	$—	—	20,065	19,460	39,525	187	19	$39,357
Agency RMBS (a)	—	—	4,700	136,760	141,460	3,012	162	138,610
State and political subdivisions	111	1,830	21,006	54,891	77,838	5,222	—	72,616
Trust preferred securities	—	—	—	652	652	113	154	693

Total available-for-sale	$111	1,830	45,771	211,763	259,475	8,534	335	$251,276

December 31, 2011
Agency obligations (a)	$—	—	5,013	46,072	51,085	182	1	$50,904
Agency RMBS (a)	—	—	14,935	149,863	164,798	2,534	129	162,393
State and political subdivisions	—	414	17,761	63,538	81,713	4,339	48	77,422
Trust preferred securities	—	—	—	1,986	1,986	186	373	2,173

Total available-for-sale	$—	414	37,709	261,459	299,582	7,241	551	$292,892

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $134.0 million and $161.5 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the Consolidated Balance Sheets are cost-method investments. The carrying amounts of cost-method investments were $3.0 and $5.0 million at December 31, 2012 and 2011, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2012 and 2011, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized

(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2012:
Agency obligations	$9,966	19	—	—	9,966	$19
Agency RMBS	25,207	162	—	—	25,207	162
Trust preferred securities	—	—	346	154	346	154

Total	$35,173	181	346	154	35,519	$335

December 31, 2011:
Agency obligations	$5,000	1	—	—	5,000	$1
Agency RMBS	17,020	129	—	—	17,020	129
State and political subdivisions	1,686	11	718	37	2,404	48
Trust preferred securities	—	—	857	373	857	373

Total	$23,706	141	1,575	410	25,281	$551

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

Securities of U.S. states and political subdivisions

The unrealized losses associated with securities of U.S. states and political subdivisions were primarily driven by changes in interest rates and were not due to the credit quality of the securities. Some of these securities are guaranteed by a bond insurer, but management did not rely on the guarantee in making its investment decision. These securities will continue to be monitored as part of the Company’s quarterly impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. As a result, the Company expects to recover the entire amortized cost basis of these securities.

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

Cost-method investments

At December 31, 2012, cost-method investments with an aggregate cost of $3.0 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

The following tables show the applicable credit ratings, fair values, gross unrealized losses, and life-to-date impairment charges for trust preferred securities at December 31, 2012 and 2011, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer.

Trust Preferred Securities as of December 31, 2012

				Unrealized Losses			Life-to-date

	Credit Rating		Fair	Less than	12 months		Impairment

(Dollars in thousands)	Moody’s	Fitch	Value	12 months	or Longer	Total	Charges

Individual issuer (a):
Carolina Financial Capital Trust I	n/a	n/a	306	—	—	—	257
TCB Trust	n/a	n/a	346	—	154	154	—

Total trust preferred securities			$ 652	—	154	154	$257

n/a - not applicable securities not rated.

(a)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.

Trust Preferred Securities as of December 31, 2011

				Unrealized Losses			Life-to-date

	Credit Rating		Fair	Less than	12 months		Impairment

(Dollars in thousands)	Moody’s	Fitch	Value	12 months	or Longer	Total	Charges

Pooled:
ALESCO Preferred Funding XVII Ltd (a)	C	CC	$ 100	—	130	130	$1,770
Individual issuer (b):
Carolina Financial Capital Trust I	n/a	n/a	193	—	—	—	257
Main Street Bank Statutory Trust I (c)	n/a	n/a	389	—	111	111	—
MNB Capital Trust I	n/a	n/a	55	—	—	—	445
PrimeSouth Capital Trust I	n/a	n/a	75	—	—	—	425
TCB Trust	n/a	n/a	368	—	132	132	—
United Community Capital Trust	n/a	n/a	806	—	—	—	379

Total individual issuer			1,886	—	243	243	1,506

Total trust preferred securities			$ 1,986	—	373	373	$3,276

n/a - not applicable securities not rated.

(a)	Class B Deferrable Third Priority Secured Floating Rate Notes. The underlying collateral is primarily composed of trust preferred securities issued by community banks and thrifts.
(b)	144A Floating Rate Capital Securities. Underlying issuer is a community bank holding company. Securities have no excess subordination or overcollateralization.
(c)	Now an obligation of BB&T Corporation.

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the years ended 2012, 2011, and 2010, for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities.

Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Year ended December 31
(Dollars in thousands)	2012	2011	2010

Balance, beginning of period	$3,276	2,938	4,570
Additions:
Initial credit impairments	—	—	1,160
Subsequent credit impairments	130	338	58
Reductions:
Securities sold	(2,149)	—	(975)
Securities fully written down and deemed worthless	—	—	(1,875)

Balance, end of period	$1,257	3,276	2,938

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Year ended December 31
(Dollars in thousands)	2012	2011	2010

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Corporate debt securities	$—	—	810
Pooled trust preferred securities	—	—	50
Individual issuer trust preferred securities	130	338	1,168

Total debt securities	$130	338	2,028

Total other-than-temporary impairment charges (included in earnings)	$130	338	2,028

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	130	338	1,218
Securities with intent to sell	—	—	810
Recorded directly to other comprehensive income for non-credit related impairment	—	130	210

Total other-than-temporary impairment on debt securities	$130	468	2,238

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Year ended December 31
(Dollars in thousands)	2012	2011	2010

Gross realized gains	$1,005	1,698	3,496
Gross realized losses	(196)	(482)	(45)
Other-than-temporary impairment charges	(130)	(338)	(2,028)

Realized gains, net	$679	878	1,423

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31

(In thousands)	2012	2011

Commercial and industrial	$59,334	$ 54,988
Construction and land development	37,631	39,814
Commercial real estate:
Owner occupied	64,368	70,202
Other	119,243	92,233

Total commercial real estate	183,611	162,435
Residential real estate:
Consumer mortgage	58,087	57,958
Investment property	47,544	43,767

Total residential real estate	105,631	101,725
Consumer installment	12,219	11,454

Total loans	398,426	370,416
Less: unearned income	(233)	(153)

Loans, net of unearned income	$398,193	$ 370,263

Loans secured by real estate were approximately 82.0% of the total loan portfolio at December 31, 2012. Due to declines in economic indicators and real estate values, loans secured by real estate may have a greater risk of non-collection than other loans. At December 31, 2012, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2012 and 2011.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

December 31, 2012:
Commercial and industrial	$ 59,101	173	—	59,274	60	$59,334
Construction and land development	35,917	8	—	35,925	1,706	37,631
Commercial real estate:
Owner occupied	63,323	—	—	63,323	1,045	64,368
Other	113,344	230	—	113,574	5,669	119,243

Total commercial real estate	176,667	230	—	176,897	6,714	183,611
Residential real estate:
Consumer mortgage	55,521	1,202	58	56,781	1,306	58,087
Investment property	46,460	335	—	46,795	749	47,544

Total residential real estate	101,981	1,537	58	103,576	2,055	105,631
Consumer installment	12,157	62	—	12,219	—	12,219

Total	$ 385,823	2,010	58	387,891	10,535	$398,426

December 31, 2011:
Commercial and industrial	$ 53,721	1,191	—	54,912	76	$54,988
Construction and land development	34,402	317	—	34,719	5,095	39,814
Commercial real estate:
Owner occupied	68,551	—	—	68,551	1,651	70,202
Other	90,427	—	—	90,427	1,806	92,233

Total commercial real estate	158,978	—	—	158,978	3,457	162,435
Residential real estate:
Consumer mortgage	56,610	400	—	57,010	948	57,958
Investment property	42,144	845	—	42,989	778	43,767

Total residential real estate	98,754	1,245	—	99,999	1,726	101,725
Consumer installment	11,397	57	—	11,454	—	11,454

Total	$ 357,252	2,810	—	360,062	10,354	$370,416

The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they been accruing interest, amounted to approximately $511 thousand, $494 thousand and $346 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2012, 2011 and 2010, is presented below.

	Year ended December 31

(In thousands)	2012	2011	2010

Beginning balance	$6,919	$7,676	$6,495
Charged-off loans	(4,334)	(3,413)	(2,687)
Recovery of previously charged-off loans	323	206	288

Net charge-offs	(4,011)	(3,207)	(2,399)
Provision for loan losses	3,815	2,450	3,580

Ending balance	$6,723	$6,919	$7,676

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing internal and independent loan review processes. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that it will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial, construction and land development, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2012 and 2011, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During the fourth quarter of 2011, the Company’s management decided to eliminate a previously unallocated component of the allowance. As a result, the Company had no unallocated amount included in the allowance at December 31, 2012 and 2011.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011.

(in thousands)	Commercial and industrial	Construction and land Development	Commercial Real Estate	Residential Real Estate	Consumer Installment	Unallocated

Balance, December 31, 2010	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(679)	(1,758)	(422)	(533)	(21)	—	(3,413)
Recoveries	34	2	—	155	15	—	206

Net charge-offs	(645)	(1,756)	(422)	(378)	(6)	—	(3,207)
Provision	621	1,003	538	405	(6)	(111)	2,450

Balance, December 31, 2011	$948	1,470	3,009	1,363	129	—	$6,919

Charge-offs	(289)	(231)	(3,184)	(545)	(85)	—	(4,334)
Recoveries	54	46	71	134	18	—	323

Net charge-offs	(235)	(185)	(3,113)	(411)	(67)	—	(4,011)
Provision	99	260	3,241	174	41	—	3,815

Balance, December 31, 2012	$812	1,545	3,137	1,126	103	—	$6,723

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2012 and 2011.

	Collectively evaluated (1)		Individually evaluated (2)		Total

(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

December 31, 2012:
Commercial and industrial	$812	59,165	—	169	812	59,334
Construction and land development	1,417	36,008	129	1,623	1,545	37,631
Commercial real estate	3,002	176,085	134	7,526	3,137	183,611
Residential real estate	1,126	104,414	—	1,217	1,126	105,631
Consumer installment	103	12,219	—	—	103	12,219

Total	$6,460	387,891	263	10,535	6,723	398,426

December 31, 2011:
Commercial and industrial	$948	54,772	—	216	948	54,988
Construction and land development	1,323	34,719	147	5,095	1,470	39,814
Commercial real estate	2,201	158,053	808	4,382	3,009	162,435
Residential real estate	1,097	100,432	266	1,293	1,363	101,725
Consumer installment	129	11,454	—	—	129	11,454

Total	$5,698	359,430	1,221	10,986	6,919	370,416

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

December 31, 2012
Commercial and industrial	$58,487	224	563	60	$59,334
Construction and land development	34,490	310	1,125	1,706	37,631
Commercial real estate:
Owner occupied	59,270	2,528	1,525	1,045	64,368
Other	111,719	653	1,202	5,669	119,243

Total commercial real estate	170,989	3,181	2,727	6,714	183,611
Residential real estate:
Consumer mortgage	49,462	1,544	5,775	1,306	58,087
Investment property	43,559	1,033	2,203	749	47,544

Total residential real estate	93,021	2,577	7,978	2,055	105,631
Consumer installment	11,850	155	214	—	12,219

Total	$368,837	6,447	12,607	10,535	$398,426

December 31, 2011
Commercial and industrial	$52,834	1,359	719	76	$54,988
Construction and land development	33,373	266	1,080	5,095	39,814
Commercial real estate:
Owner occupied	62,543	4,951	1,057	1,651	70,202
Other	81,584	622	8,221	1,806	92,233

Total commercial real estate	144,127	5,573	9,278	3,457	162,435
Residential real estate:
Consumer mortgage	50,156	1,575	5,279	948	57,958
Investment property	38,732	2,225	2,032	778	43,767

Total residential real estate	88,888	3,800	7,311	1,726	101,725
Consumer installment	11,078	248	128	—	11,454

Total	$330,300	11,246	18,516	10,354	$370,416

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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2012 and 2011.

	December 31, 2012

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$169	—	169
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	787	(212)	575
Other	7,914	(1,862)	6,052

Total commercial real estate	8,701	(2,074)	6,627
Residential real estate:
Consumer mortgages	971	(152)	819
Investment property	508	(110)	398

Total residential real estate	1,479	(262)	1,217

Total	$13,228	(4,018)	9,210

With allowance recorded:
Construction and land development	$471	(45)	426	$129
Commercial real estate:
Owner occupied	899	—	899	134

Total commercial real estate	899	—	899	134

Total	$1,370	(45)	1,325	$263

Total impaired loans	$14,598	(4,063)	10,535	$263

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2011

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$216	—	216
Construction and land development	3,958	(1,572)	2,386
Commercial real estate:
Owner occupied	361	(11)	350
Other	655	(50)	605

Total commercial real estate	1,016	(61)	955

Total	$5,190	(1,633)	3,557

With allowance recorded:
Construction and land development	$2,882	(173)	2,709	$147
Commercial real estate:
Owner occupied	2,255	(29)	2,226	544
Other	1,242	(41)	1,201	264

Total commercial real estate	3,497	(70)	3,427	808
Residential real estate:
Consumer mortgages	1,707	(797)	910	103
Investment property	390	(7)	383	163

Total residential real estate	2,097	(804)	1,293	266

Total	$8,476	(1,047)	7,429	$1,221

Total impaired loans	$13,666	(2,680)	10,986	$1,221

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2012		Year ended December 31, 2011

	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$194	13	$316	9
Construction and land development	3,888	—	4,136	—
Commercial real estate:
Owner occupied	2,449	64	1,828	24
Other	2,621	—	2,374	—

Total commercial real estate	5,070	64	4,202	24
Residential real estate:
Consumer mortgages	861	—	1,376	—
Investment property	652	—	146	—

Total residential real estate	1,513	—	1,522	—

Total	$10,665	77	$10,176	33

For the year ended December 31, 2010, the average recorded investment in impaired loans was $9.2 million. Total interest income recognized on impaired loans for the year ended December 31, 2010 was not material.

Troubled Debt Restructurings

Impaired loans also include TDRs. In the normal course of business, management may grant concessions to borrowers who are experiencing financial difficulty. A concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructuring.

Similar to other impaired loans, TDRs are measured for impairment based on the present value of expected payments using the loan’s original effective interest rate as the discount rate, or the fair value of the collateral, less selling costs if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, impairment is recognized by establishing a valuation allowance as part of the allowance for loan losses or a charge-off to the allowance for loan losses. In periods subsequent to the modification, all TDRs are evaluated individually, including those that have payment defaults, for possible impairment.

The following is a summary of accruing and nonaccrual TDRs and the related loan losses, by portfolio segment and class.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

December 31, 2012
Commercial and industrial	$169	—	169	$—
Construction and land development	—	1,623	1,623	129
Commercial real estate:
Owner occupied	899	1,045	1,944	134
Other	—	432	432	—

Total commercial real estate	899	1,477	2,376	134
Residential real estate:
Consumer mortgages	—	819	819	—
Investment property	—	188	188	—

Total residential real estate	—	1,007	1,007	—

Total	$1,068	4,107	5,175	$263

December 31, 2011
Commercial and industrial	$216	—	216	$—
Construction and land development	—	5,095	5,095	147
Commercial real estate:
Owner occupied	925	1,172	2,097	420
Other	—	1,806	1,806	264

Total commercial real estate	925	2,978	3,903	684
Residential real estate:
Investment property	—	383	383	163

Total residential real estate	—	383	383	163

Total	$1,141	8,456	9,597	$994

At December 31, 2012, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after modification.

	Year ended December 31, 2012			Year ended December 31, 2011
($ in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment

TDRs:
Commercial and industrial	—	$—	—	2	$791	523
Construction and land development	4	5,419	4,305	3	4,925	4,894
Commercial real estate:
Owner occupied	4	3,167	2,225	5	3,127	2,840
Other	2	1,803	1,657	1	1,229	1,229

Total commercial real estate	6	4,970	3,882	6	4,356	4,069
Residential real estate:
Consumer mortgages	2	863	858	—	—	—
Investment property	2	567	563	1	391	391

Total residential real estate	4	1,430	1,421	1	391	391

Total	14	$11,819	9,608	12	$10,463	9,877

The majority of the loans modified in a TDR during the years ended December 31, 2012 and 2011, respectively, included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate.

For the year ended December 31, 2012, decreases in the post modification outstanding recorded investment were primarily due to principal payments made by borrowers at the date of modification for construction and land development loans and A/B note restructurings for two owner occupied commercial real estate loans. In certain circumstances, the Company may require the borrower to reduce the principal balance in order to grant an extension or renewal of the loan. Total charge-offs related to B notes were $0.9 million for the year ended December 31, 2012.

For the year ended December 31, 2011, decreases in the post modification outstanding recorded investment were primarily due to two A/B note restructurings, where the B note was charged off. Total charge-offs related to B notes during the year ended 2011 were approximately $0.6 million.

The following table summarizes the recorded investment in loans modified in a TDR within the previous twelve months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Year ended December 31, 2012		Year ended December 31, 2011
	Number of	Recorded	Number of	Recorded
($ in thousands)	Contracts	investment	Contracts	investment

TDRs:
Construction and land development	1	$2,386	—	$—
Commercial real estate:
Owner occupied	—	—	2	1,172
Other	—	—	1	1,201

Total commercial real estate	—	—	3	2,373

Total	1	$2,386	3	$2,373

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 is presented below.

	December 31

(Dollars in thousands)	2012	2011

Land	$4,983	4,983
Buildings and improvements	9,110	7,784
Furniture, fixtures, and equipment	3,132	3,200

Total premises and equipment	17,225	15,967
Less: accumulated depreciation	(6,697)	(6,622)

Premises and equipment, net	$10,528	9,345

Depreciation expense was approximately $366 thousand, $328 thousand, and $319 thousand for the years ended December 31, 2012, 2011 and 2010, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

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

The change in amortized MSRs and the related valuation allowance for the years ended December 31, 2012, 2011 and 2010, is presented below.

	Year ended December 31
(Dollars in thousands)	2012	2011	2010

Beginning balance	$1,245	1,189	834
Additions, net	966	415	524
Amortization expense	(416)	(242)	(169)
Change in valuation allowance	(269)	(117)	—

Ending balance	$1,526	1,245	1,189

Valuation allowance included in MSRs, net:
Beginning of period	$117	—	—
End of period	386	117	—

Fair value of amortized MSRs:
Beginning of period	$1,245	1,335	978
End of period	1,526	1,245	1,335

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2012 and 2011, respectively, are presented below.

	December 31
(Dollars in thousands)	2012	2011

Unpaid principal balance	$283,306	196,069
Weighted average prepayment speed (CPR)	23.7%	17.8
Discount rate (annual percentage)	11.0%	11.0
Weighted average coupon interest rate	3.9%	4.4
Weighted average remaining maturity (months)	275	276
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2012, the weighted average amortization period for MSRs was 3.3 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2012

2013	$425
2014	311
2015	226
2016	154
2017	109

NOTE 9: DEPOSITS

At December 31, 2012, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2012

2013	$ 137,179
2014	55,459
2015	27,136
2016	8,728
2017	24,262
Thereafter	10,431

Total certificates of deposit and other time deposits	$ 263,195

Additionally, at December 31, 2012 and 2011, approximately $156.8 and $169.2 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $100,000 or greater.

At December 31, 2012 and 2011, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 10: SHORT-TERM BORROWINGS

At December 31, 2012, 2011, and 2010, the composition of short-term borrowings is presented below.

	2012		2011		2010
(Dollars in thousands)	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate
Federal funds purchased:
As of December 31	$—	—	$—	—	$—	—
Average during the year	225	0.96%	6	1.00%	1,125	0.94%
Maximum outstanding at any month-end	1,925		—		—

Securities sold under agreements to repurchase:
As of December 31	$2,689	0.50%	$2,805	0.50%	$2,685	0.50%
Average during the year	2,746	0.50%	2,416	0.50%	2,404	0.50%
Maximum outstanding at any month-end	3,174		2,936		2,858

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $40.0 million with none outstanding at December 31, 2012.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $8.0 million and $4.3 million at December 31, 2012 and 2011, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 11: LONG-TERM DEBT

At December 31, 2012 and 2011, the composition of long-term debt is presented below.

	2012		2011

(Dollars in thousands)	Amount	Weighted Avg. Rate	Amount	Weighted Avg. Rate

FHLB advances, due 2014 to 2018	$ 25,000	3.42%	$ 63,096	3.93%
Securities sold under agreements to repurchase, due 2017	15,000	4.21	15,000	4.21
Subordinated debentures, due 2033	7,217	3.38	7,217	3.38

Total long-term debt	$ 47,217	3.66%	$ 85,313	3.93%

The Bank had $25.0 million and $63.1 million of FHLB advances with original maturities greater than one year at December 31, 2012 and 2011, respectively. Securities with an aggregate carrying value of $1.5 million and $33.0 million and certain qualifying residential mortgage loans with an aggregate carrying value of $45.5 million and $51.8 million at December 31, 2012 and 2011, respectively, were pledged to secure long-term FHLB advances.

The Bank had $15.0 million in securities sold under agreements to repurchase with an original maturity greater than one year at December 31, 2012 and 2011. Securities with an aggregate carrying value of $19.0 million at December 31, 2012 and 2011 were pledged to secure long-term securities sold under agreements to repurchase.

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

The following is a schedule of annual maturities of long-term debt:

(Dollars in thousands)		2013	2014	2015	2016	2017	Thereafter	Total

FHLB advances	$	—	10,000	5,000	—	5,000	5,000	25,000
Securities sold under agreements to repurchase		—	—	—	—	15,000	—	15,000
Subordinated debentures		—	—	—	—	—	7,217	7,217

Total long-term debt	$	—	10,000	5,000	—	20,000	12,217	47,217

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with shareholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2012, 2011, and 2010, is presented below.

(In thousands)	Pre-tax amount	Tax benefit (expense)	Net of tax amount

2012:
Unrealized net holding gain on all other securities	2,188	(809)	1,379
Reclassification adjustment for net gain on securities recognized in net earnings	(679)	252	(427)

Other comprehensive income	$1,509	(557)	952

2011:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(130)	48	(82)
Unrealized net holding gain on all other securities	11,187	(4,128)	7,059
Reclassification adjustment for net gain on securities recognized in net earnings	(878)	324	(554)

Other comprehensive income	$10,179	(3,756)	6,423

2010:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(210)	77	(133)
Unrealized net holding loss on all other securities	(2,032)	751	(1,281)
Reclassification adjustment for net gain on securities recognized in net earnings	(1,423)	525	(898)

Other comprehensive loss	$(3,665)	1,353	(2,312)

NOTE 13: INCOME TAXES

For the years ended December 31, 2012, 2011, and 2010 the components of income tax expense (benefit) from continuing operations are presented below.

	Year ended December 31

(Dollars in thousands)	2012	2011	2010

Current income taxes:
Federal	$737	72	1,290
State	58	353	285

Total current income taxes	795	425	1,575

Deferred income taxes:
Federal	472	(344)	(698)
State	152	(24)	(79)

Total deferred income taxes	624	(368)	(777)

Total income tax expense	$1,419	57	798

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2012, 2011, and 2010, is presented below.

	2012		2011		2010

(Dollars in thousands)	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings

Earnings before income taxes	$8,182		5,595		6,144

Income taxes at statutory rate	2,782	34.0%	1,902	34.0%	2,089	34.0%
Tax-exempt interest	(997)	(12.2)	(1,028)	(18.4)	(1,042)	(17.0)
State income taxes, net of federal tax effect	179	2.2	183	3.3	151	2.5
Low-income housing credit	—	—	(891)	(15.9)	(220)	(3.6)
Bank owned life insurance	(151)	(1.8)	(157)	(2.8)	(154)	(2.5)
Change in valuation allowance	(505)	(6.2)	—	—	—	—
Other	111	1.4	48	0.9	(26)	(0.4)

Total income tax expense	$1,419	17.3%	57	1.0%	798	13.0%

The Company had net deferred tax assets of $1.2 million and $2.4 million at December 31, 2012 and 2011, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	December 31

(Dollars in thousands)	2012	2011

Deferred tax assets:
Allowance for loan losses	$2,480	2,553
Premises and equipment	—	3
Other-than-temporary impairment on securities	464	1,209
Write-downs on other real estate owned	489	1,182
Capital loss carry-forwards	—	505
Tax credit carry-forwards	932	277
Other	670	333

Total deferred tax assets	5,035	6,062
Less: valuation allowance for capital loss carry-forwards	—	(505)

Total deferred tax assets less valuation allowance	5,035	5,557

Deferred tax liabilities:
Premises and equipment	11	—
Unrealized gain on securities	3,025	2,468
Originated mortgage servicing rights	563	459
Other	192	205

Total deferred tax liabilities	3,791	3,132

Net deferred tax asset	$1,244	2,425

At December 31, 2012, the Company had no capital loss carry-forwards compared to approximately $0.5 million at December 31, 2011.

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

At December 31, 2012, the Company had no valuation for deferred tax assets compared to $0.5 million at December 31, 2011, which reduced its deferred tax asset related to capital loss carry-forwards. The capital loss carryforwards at December 31, 2011, were primarily attributable to a capital loss for income tax purposes related to its investments in the common stock of Silverton Financial Services, Inc, the holding company of Silverton Bank, which failed on May 1, 2009. In 2012, the Company sold its interests in three affordable housing limited partnerships. Because a large portion of the gain on sale of the limited partnership interests were characterized as capital gains for tax purposes, the Company reversed the previously established deferred tax valuation allowance of $0.5 million in 2012, which reduced the Company’s annual income tax expense for the same period. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of its remaining deferred tax assets at December 31, 2012. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2012, 2011, and 2010, is presented below.

	Year ended December 31

(Dollars in thousands)	2012	2011	2010

Net deferred tax asset:
Balance, beginning of year	$2,425	5,813	3,683
Deferred tax (expense) benefit related to continuing operations	(624)	368	777
Stockholders’ equity, for accumulated other comprehensive (income) loss	(557)	(3,756)	1,353

Balance, end of year	$1,244	2,425	5,813

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2012, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2012 relative to any tax positions taken prior to December 31, 2012. As of December 31, 2012, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2009 through 2012.

NOTE 14: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $115 thousand, $110 thousand, and $113 thousand for the years ended December 31, 2012, 2011, and 2010, respectively, and are included in salaries and benefits expense.

NOTE 15: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these instruments to meet customer needs, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2012, the Company had no derivative contracts to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the years ended December 31, 2012 and 2011 is presented below.

				Other
		Other	Other	noninterest
		Assets	Liabilities	income
		Estimated	Estimated	Gains
(Dollars in thousands)	Notional	Fair Value	Fair Value	(Losses)

December 31, 2012:
Pay fixed / receive variable	$5,367	—	1,210	$115
Pay variable / receive fixed	5,367	1,210	—	(115)

Total interest rate swap agreements	$10,734	1,210	1,210	$—

December 31, 2011:
Pay fixed / receive variable	$5,717	—	1,325	$(224)
Pay variable / receive fixed	5,717	1,325	—	224

Total interest rate swap agreements	$11,434	1,325	1,325	$—

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31

(Dollars in thousands)	2012	2011

Commitments to extend credit	$48,525	$45,882
Standby letters of credit	7,093	8,212

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral supporting those commitments for which collateral is deemed necessary. The Company has recorded a liability for these standby letters of credit in the amount of $74 thousand and $69 thousand at December 31, 2012 and 2011, respectively, which represents the unamortized fee associated with these standby letters of credit and is believed to approximate fair value.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2012, are as follows: 2013, $298 thousand; 2014, $179 thousand; 2015, $137 thousand; 2016, $95 thousand; 2017, $45 thousand.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the years ended December 31, 2012 and 2011, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

For the year ended December 31, 2010 the company determined that its corporate debt securities should be transferred from Level 2 and classified as Level 1. The company disposed of these corporate debt securities during the first two weeks of January 2011. Due to the proximity between December 31, 2010 and the respective trade dates for these corporate securities sold, the Company determined that the trade price for each security approximated its fair value at December 31, 2010. For the year ended December 31, 2010 there were no other transfers between levels.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively, by caption, on the accompanying Consolidated Balance Sheets by FASB ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012:
Securities available-for-sale:
Agency obligations	$39,525	—	39,525	—
Agency RMBS	141,460	—	141,460	—
State and political subdivisions	77,838	—	77,838	—
Trust preferred securities	652	—	—	652

Total securities available-for-sale	259,475	—	258,823	652
Other assets (1)	1,210	—	1,210	—

Total assets at fair value	$260,685	—	260,033	652

Other liabilities(1)	1,210	—	1,210	—

Total liabilities at fair value	$1,210	—	1,210	—

December 31, 2011:
Securities available-for-sale:
Agency obligations	$51,085	—	51,085	—
Agency RMBS	164,798	—	164,798	—
State and political subdivisions	81,713	—	81,713	—
Trust preferred securities	1,986	—	—	1,986

Total securities available-for-sale	299,582	—	297,596	1,986
Other assets (1)	1,325	—	1,325	—

Total assets at fair value	$300,907	—	298,921	1,986

Other liabilities(1)	1,325	—	1,325	—

Total liabilities at fair value	$1,325	—	1,325	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, respectively, by caption, on the accompanying Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012:
Loans held for sale	$2,887	—	2,887	—
Loans, net(1)	10,272	—	—	10,272
Other real estate owned	4,919	—	—	4,919
Other assets (2)	1,526	—	—	1,526

Total assets at fair value	$19,604	—	2,887	16,717

December 31, 2011:
Loans held for sale	$3,346	—	3,346	—
Loans, net(1)	9,765	—	—	9,765
Other real estate owned	7,898	—	—	7,898
Other assets (2)	1,245	—	—	1,245

Total assets at fair value	$22,254	—	3,346	18,908

(1)	Loans considered impaired under FASB ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying Consolidated Balance Sheets using Level 3 inputs:

	Year ended December 31

(Dollars in thousands)	2012	2011	2010

Beginning balance	$1,986	$2,149	$1,463
Total realized and unrealized gains and (losses):
Included in net earnings	(6)	(338)	(1,218)
Included in other comprehensive income	146	175	1,904
Sales	(974)	—	—
Settlements	(500)	—	—

Ending balance	$652	$1,986	$2,149

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Recurring:

Trust preferred securities	$652	Discounted cash flow	Credit spread (basis points)	643 bp

Nonrecurring:

Impaired loans	$10,272	Appraisal	Appraisal discounts (%)	6.8%

Other real estate owned	4,919	Appraisal	Appraisal discounts (%)	9.8%

Mortgage servicing rights, net	1,526	Discounted cash flow	Prepayment speed or CPR (%)	23.7%

			Discount rate (%)	11.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2012 and 2011 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity and short-term borrowings.

				Fair Value Hierarchy

(Dollars in thousands)	Carrying amount	Estimated fair value		Level 1 inputs	Level 2 inputs	Level 3 Inputs

December 31, 2012:
Financial Assets:
Loans, net (1)	$391,470	$399,533	$	—	$—	$399,533
Financial Liabilities:
Time Deposits	$263,195	$267,636	$	—	$267,636	$—
Long-term debt	47,217	51,752		—	51,752	—

December 31, 2011:
Financial Assets:
Loans, net (1)	$363,344	$371,433	$	—	$—	$371,433
Financial Liabilities:
Time Deposits	$281,362	$286,644	$	—	$286,644	$—
Long-term debt	85,313	93,360		—	93,360	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

NOTE 18: RELATED PARTY TRANSACTIONS

A director of the Company is an officer in a construction company that the Company contracted with during 2012 and 2011 for the construction of a new branch facility in Valley, Alabama and the construction of a new drive-through banking facility and completion of other site work on the Bank’s main office campus in Auburn, Alabama. Total payments made to the construction company under the terms of the construction contracts were $1.2 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

Another executive officer and director of the Company is the owner of a heating and air conditioning company that the Company contracted with during 2011 for the replacement and improvement of the heating and cooling systems in the Bank’s 23,000 square foot operations center. Total payments made to the heating and air conditioning company under the terms of the contract were $82 thousand and $200 thousand for the years ended December 31, 2012 and 2011, respectively.

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2011	$5,450
New loans/advances	3,858
Repayments	(3,442)
Changes in directors and executive officers	(461)

Loans outstanding at December 31, 2012	$5,405

During 2012 and 2011, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2012 and 2011 amounted to $19.1 million and $18.4 million, respectively.

NOTE 19: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements and policies administered by federal and State of Alabama banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, including anticipated capital needs, and the Federal Reserve is encouraging the maintenance of higher levels of capital well above the minimum ratios and is expected to propose higher capital requirements to implement the Dodd-Frank Act and Basel III capital requirements. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) Tier 1 leverage capital ratio, Tier 1 risk-based ratio and total risk-based ratio. Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management has not received any notification from the Company’s or the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2012 and 2011 are presented below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2012:
Tier 1 Leverage Capital
Auburn National Bancorporation	$71,982	9.58%	$30,069	4.00%	N/A	N/A
AuburnBank	71,277	9.50	30,011	4.00	$37,514	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$71,982	16.20%	$17,768	4.00%	N/A	N/A
AuburnBank	71,277	16.02	17,794	4.00	$26,691	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$77,558	17.46%	$35,536	8.00%	N/A	N/A
AuburnBank	76,853	17.28	35,588	8.00	$44,485	10.00%

At December 31, 2011:
Tier 1 Leverage Capital
Auburn National Bancorporation	$68,220	8.82%	$30,927	4.00%	N/A	N/A
AuburnBank	67,542	8.75	30,868	4.00	$38,585	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$68,220	15.40%	$17,715	4.00%	N/A	N/A
AuburnBank	67,542	15.23	17,742	4.00	$26,614	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$73,800	16.66%	$35,430	8.00%	N/A	N/A
AuburnBank	73,122	16.49	35,485	8.00	$44,356	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2012, the Bank could have declared additional dividends of approximately $9.0 million without prior approval of regulatory authorities. As a result of this limitation, approximately $67.5 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 20: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheet and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31

(Dollars in thousands)	2012	2011

Assets:
Cash and due from banks	$1,316	1,369
Investment in bank subsidiary	76,547	71,842
Premises and equipment	158	170
Other assets	1,162	1,178

Total assets	$79,183	74,559

Liabilities:
Accrued expenses and other liabilities	$1,817	1,926
Long-term debt	7,217	7,217

Total liabilities	9,034	9,143

Stockholders’ equity	70,149	65,416

Total liabilities and stockholders’ equity	$79,183	74,559

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31

(Dollars in thousands)	2012	2011	2010

Income:
Dividends from bank subsidiary	$3,231	3,158	3,085
Noninterest income	288	385	417

Total income	3,519	3,543	3,502

Expense:
Interest expense	236	236	236
Noninterest expense	318	485	577

Total expense	554	721	813

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	2,965	2,822	2,689
Income tax benefit	(45)	(31)	(65)

Earnings before equity in undistributed earnings of bank subsidiary	3,010	2,853	2,754
Equity in undistributed earnings of bank subsidiary	3,753	2,685	2,592

Net earnings	$6,763	5,538	5,346

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31

(Dollars in thousands)	2012	2011	2010

Cash flows from operating activities:
Net earnings	$6,763	5,538	5,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29	80	106
Net decrease in other assets	16	22	16
Net (decrease) increase in other liabilities	(109)	(727)	32
Equity in undistributed earnings of bank subsidiary	(3,753)	(2,685)	(2,592)

Net cash provided by operating activities	2,946	2,228	2,908

Cash flows from investing activities:
Purchases of premises and equipment	(17)	—	(20)
Proceeds from sale of premises and equipment to bank subsidiary	—	4,450	—
Capital contribution to bank subsidiary	—	(3,200)	—

Net cash (used in) provided by investing activities	(17)	1,250	(20)

Cash flows from financing activities:
Stock repurchases	—	—	(9)
Proceeds from sale of treasury stock	5	1	2
Dividends paid	(2,987)	(2,914)	(2,842)

Net cash used in financing activities	(2,982)	(2,913)	(2,849)

Net change in cash and cash equivalents	(53)	565	39
Cash and cash equivalents at beginning of period	1,369	804	765

Cash and cash equivalents at end of period	$1,316	1,369	804

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

As of December 31, 2012 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Earnings for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 22, 2013.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr. President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 22, 2013

/S/ DAVID A. HEDGES David A. Hedges	VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2013

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 22, 2013

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 22, 2013

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 22, 2013

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 22, 2013

/S/ J. E. EVANS J. E. Evans	Director	March 22, 2013

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 22, 2013

/S/ DAVID E. HOUSEL David E. Housel	Director	March 22, 2013

/S/ ANNE M. MAY Anne M. May	Director	March 22, 2013

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 22, 2013

EXHIBIT INDEX

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

10.2.	Lease and Equipment Purchase Agreement, dated September 15, 1987 (incorporated by reference from Registrant’s Registration Statement on Form SB-2 (File No. 33-86180)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, VP, Controller and Chief Financial Officer.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.