Form 10-Q
period 2013-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2013-05-07
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2013

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.01 par value per share	3,642,948 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2013	December 31, 2012

Assets:
Cash and due from banks	$15,352	$18,762
Federal funds sold	53,250	42,682
Interest bearing bank deposits	703	505

Cash and cash equivalents	69,305	61,949

Securities available-for-sale	270,219	259,475
Loans held for sale	4,893	2,887
Loans, net of unearned income	390,570	398,193
Allowance for loan losses	(6,769)	(6,723)

Loans, net	383,801	391,470

Premises and equipment, net	10,863	10,528
Bank-owned life insurance	17,171	17,076
Other real estate owned	4,810	4,919
Other assets	11,093	11,529

Total assets	$772,155	$759,833

Liabilities:
Deposits:
Noninterest-bearing	$128,020	$118,014
Interest-bearing	531,036	518,803

Total deposits	659,056	636,817
Federal funds purchased and securities sold under agreements to repurchase	2,466	2,689
Long-term debt	37,217	47,217
Accrued expenses and other liabilities	3,199	2,961

Total liabilities	701,938	689,684

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,756	3,756
Retained earnings	68,746	67,821
Accumulated other comprehensive income, net	4,317	5,174
Less treasury stock, at cost—314,207 shares and 314,232 shares at March 31, 2013 and December 31, 2012, respectively	(6,641)	(6,641)

Total stockholders’ equity	70,217	70,149

Total liabilities and stockholders’ equity	$772,155	$759,833

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarters ended March 31,

(Dollars in thousands, except share and per share data)	2013	2012

Interest income:
Loans, including fees	$5,328	$5,265
Securities	1,616	1,969
Federal funds sold and interest bearing bank deposits	31	14

Total interest income	6,975	7,248

Interest expense:
Deposits	1,404	1,725
Short-term borrowings	4	4
Long-term debt	426	518

Total interest expense	1,834	2,247

Net interest income	5,141	5,001
Provision for loan losses	400	600

Net interest income after provision for loan losses	4,741	4,401

Noninterest income:
Service charges on deposit accounts	249	291
Mortgage lending	810	669
Bank-owned life insurance	95	99
Gain on sale of affordable housing investments	—	3,268
Other	340	358
Securities gains, net:
Realized gains, net	161	309
Total other-than-temporary impairments	—	(130)

Total securities gains, net	161	179

Total noninterest income	1,655	4,864

Noninterest expense:
Salaries and benefits	2,250	2,143
Net occupancy and equipment	331	338
Professional fees	176	187
FDIC and other regulatory assessments	194	183
Other real estate owned, net	23	69
Prepayment penalty on long-term debt	425	3,708
Other	827	914

Total noninterest expense	4,226	7,542

Earnings before income taxes	2,170	1,723
Income tax expense	481	258

Net earnings	$1,689	$1,465

Net earnings per share:
Basic and diluted	$0.46	$0.40

Weighted average shares outstanding:
Basic and diluted	3,642,918	3,642,738

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarters ended March 31,

(Dollars in thousands)	2013	2012

Net earnings	$1,689	$1,465
Other comprehensive loss, net of tax:
Unrealized net holding loss on securities	(756)	(50)
Reclassification adjustment for net gain on securities recognized in net earnings	(101)	(113)

Other comprehensive loss	(857)	(163)

Comprehensive income	$832	$1,302

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total
(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416
Net earnings	—	—	—	1,465	—	—	1,465
Other comprehensive loss	—	—	—	—	(163)	—	(163)
Cash dividends paid ($0.205 per share)	—	—	—	(746)	—	—	(746)

Balance, March 31, 2012	3,957,135	$39	$3,753	$64,764	$4,059	$(6,643)	$65,972

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149
Net earnings	—	—	—	1,689	—	—	1,689
Other comprehensive loss	—	—	—	—	(857)	—	(857)
Cash dividends paid ($0.21 per share)	—	—	—	(764)	—	—	(764)

Balance, March 31, 2013	3,957,135	$39	$3,756	$68,746	$4,317	$(6,641)	$70,217

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Quarters ended March 31,
(In thousands)	2013	2012

Cash flows from operating activities:
Net earnings	$1,689	$1,465
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	400	600
Depreciation and amortization	233	208
Premium amortization and discount accretion, net	602	769
Net gain on securities available for sale	(161)	(179)
Net gain on sale of loans held for sale	(667)	(660)
Net (gain) loss on other real estate owned	(39)	52
Loss on prepayment of long-term debt	425	3,708
Loans originated for sale	(33,056)	(28,753)
Proceeds from sale of loans	31,457	31,192
Increase in cash surrender value of bank owned life insurance	(95)	(99)
Gain on sale of affordable housing partnership investments	—	(3,268)
Net decrease (increase) in other assets	364	(876)
Net increase in accrued expenses and other liabilities	238	175

Net cash provided by operating activities	1,390	4,334

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	12,932	19,126
Proceeds from maturities of securities available-for-sale	22,821	36,936
Purchase of securities available-for-sale	(48,297)	(57,230)
Decrease (increase) in loans, net	6,652	(10,137)
Net purchases of premises and equipment	(437)	(361)
Decrease in FHLB stock	703	—
Proceeds from sale of affordable housing limited partnerships	—	8,499
Proceeds from sale of other real estate owned	765	500

Net cash used in investing activities	(4,861)	(2,667)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	10,006	4,600
Net increase in interest-bearing deposits	12,233	17,043
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(223)	30
Repayments or retirement of long-term debt	(10,425)	(41,713)
Dividends paid	(764)	(746)

Net cash provided by (used in) financing activities	10,827	(20,786)

Net change in cash and cash equivalents	7,356	(19,119)
Cash and cash equivalents at beginning of period	61,949	55,428

Cash and cash equivalents at end of period	$69,305	$36,309

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,906	$2,448
Income taxes	54	—
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	617	—

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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Auburn National Bancorporation Capital Trust I is an affiliate of the Company and was included in these unaudited consolidated financial statements pursuant to the equity method of accounting. Significant intercompany transactions and accounts are eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include other-than-temporary impairment on investment securities, the determination of the allowance for loan losses, fair value of financial instruments, and the valuation of deferred tax assets and other real estate owned.

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2013. The Company does not believe there were any material subsequent events during this period that would have required recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first quarter of 2013, the Company adopted new guidance related to the following Codification topics:

•	ASU 2011-11, Disclosures about Offsetting Assets and Liabilities;

•	ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities; and

•	ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

Information about these pronouncements are described in more detail below.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures and addresses any unintended consequences due to feedback from stakeholders that standard commercial provisions of many contracts would equate to a master netting arrangement. These changes were effective for the Company in the first quarter of 2013 with retrospective application. Adoption of this ASU did not have a significant impact on the financial statements of the Company.

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, seeks to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update will require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. These changes were effective for the Company in the first quarter of 2013 with retrospective application. This Update did not affect our consolidated financial results as it amends only the presentation of comprehensive income. See Consolidated Statements of Comprehensive Income.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2013 and 2012, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2013 and 2012, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computation for the quarters ended March 31, 2013 and 2012 is presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2013	2012

Basic and diluted:
Net earnings	$1,689	$1,465
Weighted average common shares outstanding	3,642,918	3,642,738

Earnings per share	$0.46	$0.40

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At March 31, 2013, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

Trust Preferred Securities

The Company owns the common stock of a subsidiary business trust, Auburn National Bancorporation Capital Trust I, which issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $7.0 million at the time of issuance. This trust meets the definition of a VIE of which the Company is not the primary beneficiary; the trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures of approximately $7.2 million are included in long-term debt and the Company’s equity interest of $0.2 million in the business trust is included in other assets. Interest expense on the junior subordinated debentures is included in interest expense on long-term debt. For regulatory reporting and capital adequacy purposes, the Federal Reserve Board has proposed, as part of its Basel III capital rules, to phase out trust preferred securities as Tier 1 Capital over 10 years for institutions with total assets under $15 billion.

The following table summarizes VIEs that are not consolidated by the Company as of March 31, 2013.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At March 31, 2013 and December 31, 2012, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2013 and December 31, 2012, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

March 31, 2013
Agency obligations (a)	$—	—	20,026	24,171	44,197	127	276	$44,346
Agency RMBS (a)	—	—	4,327	146,115	150,442	2,723	124	147,843
State and political subdivisions	—	1,865	23,083	49,972	74,920	4,423	—	70,497
Trust preferred securities	—	—	—	660	660	128	161	693

Total available-for-sale	$—	1,865	47,436	220,918	270,219	7,401	561	$263,379

December 31, 2012
Agency obligations (a)	$—	—	20,065	19,460	39,525	187	19	$39,357
Agency RMBS (a)	—	—	4,700	136,760	141,460	3,012	162	138,610
State and political subdivisions	111	1,830	21,006	54,891	77,838	5,222	—	72,616
Trust preferred securities	—	—	—	652	652	113	154	693

Total available-for-sale	$111	1,830	45,771	211,763	259,475	8,534	335	$251,276

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $156.7 million and $134.0 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $2.3 million and $3.0 million at March 31, 2013 and December 31, 2012, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2013 and December 31, 2012, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2013:
Agency obligations	$24,673	276	—	—	$24,673	276
Agency RMBS	25,554	124	—	—	25,554	124
Trust preferred securities	—	—	339	161	$339	161

Total	$50,227	400	339	161	$50,566	561

December 31, 2012:
Agency obligations	$9,966	19	—	—	$9,966	19
Agency RMBS	25,207	162	—	—	25,207	162
Trust preferred securities	—	—	346	154	346	154

Total	$35,173	181	346	154	$35,519	335

For the securities in the previous table, the Company does not have the intent to sell and has determined it is not more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, which may be maturity. On a quarterly basis, the Company assesses each security for credit impairment. For debt securities, the Company evaluates, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis. For cost-method investments, the Company evaluates whether an event or change in circumstances has occurred during the reporting period that may have a significant adverse effect on the fair value of the investment.

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

Cost-method investments

At March 31, 2013, cost-method investments with an aggregate cost of $2.3 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and has recognized the credit component of the loss in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities for the quarters ended March 31, 2013 and 2012 were as follows:

	Quarter ended March 31,
(Dollars in thousands)	2013	2012

Balance, beginning of period	$1,257	$3,276
Additions:
Subsequent credit impairments	—	130
Reductions:
Securities sold	—	2,149

Balance, end of period	$1,257	$1,257

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended March 31,
(Dollars in thousands)	2013	2012

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Individual issuer trust preferred securities	$—	$130

Total debt securities	—	130

Total other-than-temporary impairment charges (included in earnings)	$—	$130

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Quarter ended March 31,
(Dollars in thousands)	2013	2012

Gross realized gains	$161	$473
Gross realized losses	—	(164)
Other-than-temporary impairment charges	—	(130)

Realized gains, net	$161	$179

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
(In thousands)	2013	2012
Commercial and industrial	$55,736	$59,334
Construction and land development	41,104	37,631
Commercial real estate:
Owner occupied	64,849	64,368
Other	114,144	119,243

Total commercial real estate	178,993	183,611
Residential real estate:
Consumer mortgage	57,804	58,087
Investment property	45,174	47,544

Total residential real estate	102,978	105,631
Consumer installment	12,026	12,219

Total loans	390,837	398,426
Less: unearned income	(267)	(233)

Loans, net of unearned income	$390,570	$398,193

Loans secured by real estate were approximately 82.7% of the Company’s total loan portfolio at March 31, 2013. At March 31, 2013, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

Residential real estate (“RRE”)—includes loans disaggregated into two classes: (1) consumer mortgage and (2) investment property.

•

Consumer mortgage—primarily includes first or second lien mortgages and home equity lines of credit to consumers that are secured by a primary residence or second home. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value.

•

Investment property—primarily includes loans to finance income-producing 1-4 family residential properties. Generally the primary source of repayment is dependent upon income generated from leasing the property securing the loan. The underwriting of these loans takes into consideration the rental rates and property value, as well as the financial health of the borrower.

Consumer installment—includes loans to individuals both secured by personal property and unsecured. Loans include personal lines of credit, automobile loans, and other retail loans. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and if applicable, property value.

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of March 31, 2013, and December 31, 2012.

		Accruing 30-89 Days	Accruing Greater than	Total Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

March 31, 2013:
Commercial and industrial	$55,630	47	—	55,677	59	$55,736
Construction and land development	39,354	135	—	39,489	1,615	41,104
Commercial real estate:
Owner occupied	63,668	—	—	63,668	1,181	64,849
Other	113,715	—	—	113,715	429	114,144
Total commercial real estate	177,383	—	—	177,383	1,610	178,993
Residential real estate:
Consumer mortgage	56,557	190	—	56,747	1,057	57,804
Investment property	44,559	213	—	44,772	402	45,174
Total residential real estate	101,116	403	—	101,519	1,459	102,978
Consumer installment	11,985	36	—	12,021	5	12,026
Total	$385,468	621	—	386,089	4,748	$390,837

December 31, 2012:
Commercial and industrial	$59,101	173	—	59,274	60	$59,334
Construction and land development	35,917	8	—	35,925	1,706	37,631
Commercial real estate:
Owner occupied	63,323	—	—	63,323	1,045	64,368
Other	113,344	230	—	113,574	5,669	119,243
Total commercial real estate	176,667	230	—	176,897	6,714	183,611
Residential real estate:
Consumer mortgage	55,521	1,202	58	56,781	1,306	58,087
Investment property	46,460	335	—	46,795	749	47,544
Total residential real estate	101,981	1,537	58	103,576	2,055	105,631
Consumer installment	12,157	62	—	12,219	—	12,219
Total	$385,823	2,010	58	387,891	10,535	$398,426

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2013 and December 31, 2012, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	March 31, 2013
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$812	1,545	3,137	1,126	103	$6,723
Charge-offs	(68)	(39)	—	(266)	(17)	(390)
Recoveries	12	—	5	13	6	36

Net (charge-offs) recoveries	(56)	(39)	5	(253)	(11)	(354)
Provision	(187)	113	429	12	33	400

Ending balance	$569	1,619	3,571	885	125	$6,769

	March 31, 2012
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$948	1,470	3,009	1,363	129	6,919
Charge-offs	—	—	—	(33)	(7)	$(40)
Recoveries	3	—	—	6	8	$17

Net recoveries (charge-offs)	3	—	—	(27)	1	(23)
Provision	(106)	(31)	807	(4)	(66)	$600

Ending balance	$845	1,439	3,816	1,332	64	$7,496

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2013 and 2012.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
March 31, 2013:
Commercial and industrial	$569	55,576	—	160	569	55,736
Construction and land development	1,498	39,489	121	1,615	1,619	41,104
Commercial real estate	3,327	176,492	244	2,501	3,571	178,993
Residential real estate	801	101,861	84	1,117	885	102,978
Consumer installment	125	12,026	—	—	125	12,026

Total	$6,320	385,444	449	5,393	6,769	390,837

March 31, 2012:
Commercial and industrial	$845	56,598	—	206	845	56,804
Construction and land development	1,118	29,960	321	4,390	1,439	34,350
Commercial real estate	2,509	169,051	1,307	4,214	3,816	173,265
Residential real estate	996	103,596	336	1,587	1,332	105,183
Consumer installment	64	10,953	—	—	64	10,953

Total	$5,532	370,158	1,964	10,397	7,496	380,555

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for current economic conditions and are defined as follows:

•

Pass—loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•

Special Mention—loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•

Substandard Accruing—loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;

•	Nonaccrual—includes loans where management has determined that full payment of principal and interest is in doubt.

	March 31, 2013
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$54,954	168	555	59	$55,736
Construction and land development	37,992	209	1,288	1,615	41,104
Commercial real estate:
Owner occupied	61,393	767	1,508	1,181	64,849
Other	111,875	505	1,335	429	114,144
Total commercial real estate	173,268	1,272	2,843	1,610	178,993
Residential real estate:
Consumer mortgage	49,616	1,159	5,972	1,057	57,804
Investment property	41,781	1,024	1,967	402	45,174
Total residential real estate	91,397	2,183	7,939	1,459	102,978
Consumer installment	11,797	27	197	5	12,026
Total	$369,408	3,859	12,822	4,748	$390,837

	December 31, 2012
(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
Commercial and industrial	$58,487	224	563	60	$59,334
Construction and land development	34,490	310	1,125	1,706	37,631
Commercial real estate:
Owner occupied	59,270	2,528	1,525	1,045	64,368
Other	111,719	653	1,202	5,669	119,243
Total commercial real estate	170,989	3,181	2,727	6,714	183,611
Residential real estate:
Consumer mortgage	49,462	1,544	5,775	1,306	58,087
Investment property	43,559	1,033	2,203	749	47,544
Total residential real estate	93,021	2,577	7,978	2,055	105,631
Consumer installment	11,850	155	214	—	12,219
Total	$368,837	6,447	12,607	10,535	$398,426

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at March 31, 2013 and December 31, 2012.

		March 31, 2013
(In thousands)		Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$	160	—	160
Construction and land development		2,879	(1,682)	1,197
Commercial real estate:
Owner occupied		354	(47)	307
Other		513	(84)	429

Total commercial real estate		867	(131)	736
Residential real estate:
Consumer mortgages		966	(164)	802
Investment property		211	(25)	186

Total residential real estate		1,177	(189)	988

Total	$	5,083	(2,002)	3,081

With allowance recorded:
Construction and land development	$	467	(49)	418	$121
Commercial real estate:
Owner occupied		1,765	—	1,765	244

Total commercial real estate		1,765	—	1,765	244
Residential real estate:
Investment property		132	(3)	129	84

Total residential real estate		132	(3)	129	84

Total	$	2,364	(52)	2,312	$449

Total impaired loans	$	7,447	(2,054)	5,393	$449

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2012
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$169	—	169
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	787	(212)	575
Other	7,914	(1,862)	6,052

Total commercial real estate	8,701	(2,074)	6,627
Residential real estate:
Consumer mortgages	971	(152)	819
Investment property	508	(110)	398

Total residential real estate	1,479	(262)	1,217

Total	$13,228	(4,018)	9,210

With allowance recorded:
Construction and land development	$471	(45)	426	$129
Commercial real estate:
Owner occupied	899	—	899	134

Total commercial real estate	899	—	899	134
Residential real estate:

Total	$1,370	(45)	1,325	$263

Total impaired loans	$14,598	(4,063)	10,535	$263

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended March 31, 2013		Quarter ended March 31, 2012
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$164	$3	$211	$4
Construction and land development	1,619	—	4,902	—
Commercial real estate:
Owner occupied	2,044	14	2,570	17
Other	3,004	—	1,691	—

Total commercial real estate	5,048	14	4,261	17
Residential real estate:
Consumer mortgages	811	—	894	—
Investment property	305	—	463	—

Total residential real estate	1,116	—	1,357	—

Total	$7,947	$17	$10,731	$21

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business, management may grant concessions to borrowers that are experiencing financial difficulty. A concession may include, but is not limited to, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of March 31, 2013, and December 31, 2012.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

March 31, 2013
Commercial and industrial	$160	—	160	$—
Construction and land development	—	1,615	1,615	121
Commercial real estate:
Owner occupied	891	307	1,198	126
Other	—	429	429	—

Total commercial real estate	891	736	1,627	126
Residential real estate:
Consumer mortgages	—	802	802	84
Investment property	—	315	315	—

Total residential real estate	—	1,117	1,117	84

Total	$1,051	3,468	4,519	$331

December 31, 2012
Commercial and industrial	$169	—	169	$—
Construction and land development	—	1,623	1,623	129
Commercial real estate:
Owner occupied	899	1,045	1,944	134
Other	—	432	432	—

Total commercial real estate	899	1,477	2,376	134
Residential real estate:
Consumer mortgages	—	819	819	—
Investment property	—	188	188	—

Total residential real estate	—	1,007	1,007	—

Total	$1,068	4,107	5,175	$263

At March 31, 2013, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended March 31, 2013			Quarter ended March 31, 2012
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

TDRs:
Construction and land development	—	$—	—	2	$2,842	1,753
Commercial real estate:
Owner occupied	—	—	—	1	818	818
Other	1	431	431	2	1,804	1,657

Total commercial real estate	1	431	431	3	2,622	2,475
Residential real estate:
Consumer mortgages	1	131	131	—	—	—

Total residential real estate	1	131	131	—	—	—

Total	2	$562	562	5	$5,464	4,228

The majority of the loans modified in a TDR during the quarters ended March 31, 2013 and 2012, respectively, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

For the quarter ended March 31, 2012, decreases in the post modification outstanding recorded investment were primarily due to principal payments made by borrowers at the date of modification for construction and land development loans.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended March 31, 2013		Quarter ended March 31, 2012
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)

TDRs:
Construction and land development	1	$1,197	1	$2,386

Total	1	$1,197	1	$2,386

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2013 and 2012 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2013	2012

MSRs, net:
Beginning balance	$1,526	1,245
Additions, net	261	169
Amortization expense	(125)	(91)
Decrease (increase) in MSR valuation allowance	66	(63)

Ending balance	$1,728	1,260

Valuation allowance included in MSRs, net:
Beginning of period	386	117
End of period	$320	180

Fair value of amortized MSRs:
Beginning of period	1,526	1,245
End of period	$1,994	1,260

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying Consolidated Statements of Earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2013, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swap agreements at March 31, 2013 and December 31, 2012 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

March 31, 2013:
Pay fixed / receive variable	$5,279	—	1,127
Pay variable / receive fixed	5,279	1,127	—

Total interest rate swap agreements	$10,558	1,127	1,127

December 31, 2012:
Pay fixed / receive variable	$5,367	—	1,210
Pay variable / receive fixed	5,367	1,210	—

Total interest rate swap agreements	$10,734	1,210	1,210

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the quarter ended March 31, 2013, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively, by caption, on the accompanying Consolidated Balance Sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Securities available-for-sale:
Agency obligations	$44,197	—	44,197	—
Agency RMBS	150,442	—	150,442	—
State and political subdivisions	74,920	—	74,920	—
Trust preferred securities	660	—	—	660

Total securities available-for-sale	270,219	—	269,559	660
Other assets (1)	1,127	—	1,127	—

Total assets at fair value	$271,346	—	270,686	660

Other liabilities(1)	1,127	—	1,127	—

Total liabilities at fair value	$1,127	—	1,127	—

December 31, 2012:
Securities available-for-sale:
Agency obligations	$39,525	—	39,525	—
Agency RMBS	141,460	—	141,460	—
State and political subdivisions	77,838	—	77,838	—
Trust preferred securities	652	—	—	652

Total securities available-for-sale	259,475	—	258,823	652
Other assets (1)	1,210	—	1,210	—

Total assets at fair value	$260,685	—	260,033	652

Other liabilities(1)	1,210	—	1,210	—

Total liabilities at fair value	$1,210	—	1,210	—

(1)	Represents the fair value of interest rate swap agreements.

Assets and liabilities measured at fair value on a nonrecurring basis

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value. Fair values of loans held for sale are determined using quoted market secondary market prices for similar loans. Loans held for sale are classified within Level 2 of the fair value hierarchy.

Impaired Loans

Loans considered impaired under ASC 310-10-35, Receivables, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans can be measured based on the present value of expected payments using the loan’s original effective rate as the discount rate, the loan’s observable market price, or the fair value of the collateral less selling costs if the loan is collateral dependent.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, respectively, by caption, on the accompanying Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Loans held for sale	$4,893	—	4,893	—
Loans, net(1)	4,944	—	—	4,944
Other real estate owned	4,810	—	—	4,810
Other assets (2)	1,728	—	—	1,728
Total assets at fair value	$16,375	—	4,893	11,482

December 31, 2012:
Loans held for sale	$2,887	—	2,887	—
Loans, net(1)	10,272	—	—	10,272
Other real estate owned	4,919	—	—	4,919
Other assets (2)	1,526	—	—	1,526
Total assets at fair value	$19,604	—	2,887	16,717

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying Consolidated Balance Sheets using Level 3 inputs:

	Quarter ended March 31,
(Dollars in thousands)	2013	2012
Beginning balance	$652	$1,986
Total realized and unrealized gains and (losses):
Included in net earnings	—	(6)
Included in other comprehensive income	8	20
Sales	—	(974)
Ending balance	$660	$1,026

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Recurring:

Trust preferred securities	$660	Discounted cash flow	Credit spread (basis points)	640 bp

Nonrecurring:

Impaired loans	$4,944	Appraisal	Appraisal discounts (%)	12.6%

Other real estate owned	4,810	Appraisal	Appraisal discounts (%)	9.6%

Mortgage servicing rights, net	1,728	Discounted cash flow	Prepayment speed or CPR (%)	18.3%

			Discount rate (%)	11.0%

Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 and generally produces a higher value than an exit-price approach. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs
March 31, 2013:
Financial Assets:
Loans, net (1)	$383,801	$391,778	$—	$—	$391,778
Financial Liabilities:
Time Deposits	$256,499	$260,825	$—	$260,825	$—
Long-term debt	37,217	39,993	—	39,993	—

December 31, 2012:
Financial Assets:
Loans, net (1)	$391,470	$399,533	$—	$—	$399,533
Financial Liabilities:
Time Deposits	$263,195	$267,636	$—	$267,636	$—
Long-term debt	47,217	51,752	—	51,752	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2013 and 2012, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2012.

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

•

the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•

the other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2012 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS”.

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

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Net interest income (a)	$5,523	$5,415
Less: tax-equivalent adjustment	382	414

Net interest income (GAAP)	5,141	5,001
Noninterest income	1,655	4,864

Total revenue	6,796	9,865
Provision for loan losses	400	600
Noninterest expense	4,226	7,542
Income tax expense	481	258

Net earnings	$1,689	$1,465

Basic and diluted earnings per share	$0.46	$0.40

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $1.7 million for the first quarter of 2013, compared to $1.5 million for the first quarter of 2012. Basic and diluted earnings per share were $0.46 per share for the first quarter of 2013, compared to $0.40 per share for the first quarter of 2012.

Net interest income was $5.1 million for the first quarter of 2013, compared to $5.0 million for the first quarter of 2012. The increase primarily reflected growth in interest earning assets, partially offset by a decline in the Company’s net interest margin to 3.09% during the first quarter of 2013, compared to 3.11% during the first quarter of 2012. Average loans were $396.4 million in the first quarter of 2013, an increase of $19.3 million, or 5%, from the first quarter of 2012. Average deposits were $653.8 million in the first quarter of 2013, an increase of $24.1 million, or 4%, from the first quarter of 2012.

The provision for loan losses was $0.4 million and $0.6 million for the first quarter of 2013 and 2012, respectively. The decrease in the provision for loan losses was primarily due to improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans.

Noninterest income was $1.7 million for the first quarter of 2013, compared to $4.9 million in the first quarter of 2012. The decrease was primarily due to a non-recurring gain realized in the first quarter of 2012 when the Company sold its interests in three affordable housing limited partnerships.

Noninterest expense was approximately $4.2 million in the first quarter of 2013 compared to $7.5 million in the first quarter of 2012. The decrease was primarily due to a decrease in prepayment penalties on long-term debt. During the first quarter of 2013, the Company repaid a $10.0 million FHLB advance with an interest rate of 3.17% and a remaining term of 1.5 years and incurred a prepayment penalty of $0.4 million. During the first quarter of 2012, the Company repaid $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and a weighted average remaining term of 2.6 years and incurred a prepayment penalty of $3.7 million.

Income tax expense was approximately $0.5 million for the first quarter of 2013, compared to $0.3 million in the first quarter of 2012. The Company’s effective tax rate for the first quarter of 2013 was 22.17%, compared to 14.97% in the first quarter of 2012. The Company’s effective tax rate increased during the first quarter of 2013 when compared to the first quarter of 2012 primarily because the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a deferred tax valuation allowance of $0.5 million related to capital loss carry-forwards.

In the first quarter of 2013, the Company paid cash dividends of $0.8 million, or $0.21 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.57% and a Tier 1 leverage ratio of 9.42% at March 31, 2013.

CRITICAL ACCOUNTING POLICIES

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2013 and December 31, 2012, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Fair Value Determination

U.S. GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 8, Fair Value, of the consolidated financial statements that accompany this report.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the we will realize the benefits of these deductible differences at March 31, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2013		2012
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$400,062	5.40%	$379,574	5.58%
Securities—taxable	191,211	1.85%	218,793	2.15%
Securities—tax-exempt	71,863	6.34%	78,045	6.26%

Total securities	263,074	3.08%	296,838	3.23%
Federal funds sold	60,814	0.21%	21,605	0.26%
Interest bearing bank deposits	593	—	1,181	—

Total interest-earning assets	724,543	4.12%	699,198	4.41%

Deposits:
NOW	105,578	0.31%	98,173	0.47%
Savings and money market	167,928	0.52%	151,035	0.64%
Certificates of deposits less than $100,000	105,452	1.46%	111,231	1.72%
Certificates of deposits and other time deposits of $100,000 or more	155,858	1.89%	166,448	2.17%

Total interest-bearing deposits	534,816	1.06%	526,887	1.32%
Short-term borrowings	2,862	0.57%	3,068	0.52%
Long-term debt	46,661	3.70%	54,826	3.80%

Total interest-bearing liabilities	584,339	1.27%	584,781	1.55%

Net interest income and margin (tax-equivalent)	$5,523	3.09%	$5,415	3.11%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $5.5 million in the first quarter of 2013, compared to $5.4 million for the first quarter of 2012, as growth in interest earning assets offset a slight decline in net interest margin. Net interest margin (tax-equivalent) was 3.09% for the first quarter of 2013, compared to 3.11% for the first quarter of 2012. The improvement in net interest income reflected management’s efforts to increase earnings by growing the Company’s loan portfolio (absolutely and as a percentage of our earning assets), focusing on deposit pricing, and repaying higher-cost wholesale funding sources. The growth in interest earning assets was funded primarily by an increase in noninterest bearing deposits as average total interest bearing liabilities were largely unchanged in the first quarter of 2013 compared to the first quarter of 2012. These efforts to increase earnings were partially offset by management’s decision to reduce its securities portfolio as a percentage of total interest earning assets and carry higher levels of short-term interest earning assets (e.g. federal funds sold).

The tax-equivalent yield on total interest-earning assets decreased by 29 basis points in the first quarter of 2013 from the first quarter of 2012 to 4.12%. The net decrease was primarily due to the shift in our asset mix described above, lower reinvestment yields in the securities portfolio, and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase yields on new and renewed loans over the last several quarters.

The cost of total interest-bearing liabilities decreased 28 basis points in the first quarter of 2013 from the first quarter of 2012 to 1.27%. The net decrease was largely a result of the continued shift in our deposit mix, as we increased our lower-cost noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other higher-cost time deposits and long-term debt (i.e. wholesale funding).

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The provisions for loan losses amounted to $0.4 million and $0.6 million for the quarters ended March 31, 2013 and 2012, respectively. The decrease in the provision for loan losses was primarily due to improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.73% at March 31, 2013, compared to 1.69% at December 31, 2012. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2013	2012
Service charges on deposit accounts	$249	$291
Mortgage lending income	810	669
Bank-owned life insurance	95	99
Gain on sale of affordable housing investments	—	3,268
Securities gains, net	161	179
Other	340	358

Total noninterest income	$1,655	$4,864

Service charges on deposit accounts decreased primarily due to a decline in insufficient funds charges, reflecting changes in customer behavior and spending patterns.

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2013	2012
Origination income, net	$667	$660
Servicing fees, net	77	72
Decrease (increase) in MSR valuation allowance	66	(63)

Total mortgage lending income	$810	$669

Mortgage lending income was $0.8 million for the first quarter of 2013, compared to $0.7 million for the first quarter of 2012. Origination and servicing fee income were largely unchanged in the first quarter of 2013 compared to the first quarter of 2012. The increase in mortgage lending income was primarily due to a decrease in the valuation allowance for amortized MSRs. Changes in the valuation allowance for amortized MSRs are recognized in earnings as a component of mortgage lending income. The decrease in the valuation allowance was primarily due to a slowing of prepayment speeds, which increased the value of our amortized MSRs.

The Company realized a gain on sale of $3.3 million during the first quarter of 2012 related to the sale of its interests in three affordable housing limited partnerships in January 2012. There were no such transactions in 2013.

Net securities gains consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains on the sale of securities were $161,000 for the first quarter of 2013, compared to net gains on the sale of securities of $309,000 for the first quarter of 2012. The Company incurred no other-than-temporary impairment charges for the first quarter of 2013, compared to $130,000 for the first quarter of 2012, which related to trust preferred securities.

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2013	2012
Salaries and benefits	$2,250	$2,143
Net occupancy and equipment	331	338
Professional fees	176	187
FDIC and other regulatory assessments	194	183
Other real estate owned, net	23	69
Prepayment penalty on long-term debt	425	3,708
Other	827	914

Total noninterest expense	$4,226	$7,542

The increase in salaries and benefits expense during the first quarter of 2013 compared to the first quarter of 2012 reflected routine increases.

OREO, net, includes expenses related to the ongoing costs of maintenance and property taxes, holding losses or write-downs on the valuations of certain properties, gains and losses on sale, and rental income. The decrease in net expenses related to OREO during the first quarter of 2013 compared to the first quarter of 2012 reflected an increase in gains realized on the sale of certain OREO properties.

During the first quarter of 2013, the Company repaid a $10.0 million FHLB advance with an interest rate of 3.17% and a remaining term of 1.5 years and incurred a prepayment penalty of $0.4 million. During the first quarter of 2012, the Company repaid $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and a weighted average remaining term of 2.6 years and incurred a prepayment penalty of $3.7 million.

Income Tax Expense

Income tax expense was approximately $0.5 million for the first quarter of 2013, compared to $0.3 million in the first quarter of 2012. The Company’s effective tax rate for the first quarter of 2013 was 22.17%, compared to 14.97% in the first quarter of 2012. The Company’s effective tax rate increased during the first quarter of 2013 when compared to the first quarter of 2012 primarily because the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a deferred tax valuation allowance of $0.5 million related to capital loss carry-forwards.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $270.2 million and $259.5 million as of March 31, 2013 and December 31, 2012, respectively. Unrealized net gains on securities available-for-sale were $6.8 million at March 31, 2013 compared to unrealized net gains of $8.2 million at December 31, 2012. The decrease in unrealized gains on securities available-for-sale was due to a slight increase in long-term interest rates and the widening of credit spreads on municipal bonds.

The average tax-equivalent yields earned on total securities were 3.08% in the first quarter of 2013 and 3.23% in the first quarter of 2012.

Loans

	2013	2012
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial and industrial	$55,736	59,334	58,579	59,418	56,804
Construction and land development	41,104	37,631	40,573	38,968	34,350
Commercial real estate	178,993	183,611	183,757	185,846	173,265
Residential real estate	102,978	105,631	103,319	104,227	105,183
Consumer installment	12,026	12,219	11,747	11,133	10,953
Total loans	390,837	398,426	397,975	399,592	380,555
Less: unearned income	(267)	(233)	(237)	(222)	(178)
Loans, net of unearned income	$390,570	398,193	397,738	399,370	380,377

Total loans, net of unearned income, were $390.6 million at March 31, 2013, compared to $398.2 million at December 31, 2012. The majority of the decrease related to payoffs received on nonaccrual loans during the first quarter of 2013. Three loans were repaid that had carrying amounts of $5.9 million at December 31, 2012. Four loan categories represented the majority of the loan portfolio at March 31, 2013: commercial real estate (46%), residential real estate (26%), construction and land development (11%) and commercial and industrial (14%). Approximately 36% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2013.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $15.7 million, or 4% of total loans, at March 31, 2013, compared to $15.8 million, or 4% of total loans, at December 31, 2012. For residential real estate mortgage loans with a consumer purpose, approximately $1.4 million and $1.3 million required interest-only payments at March 31, 2013 and December 31, 2012, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $3.7 million and $3.1 million at March 31, 2013 and December 31, 2012, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.40% in the first quarter of 2013 and 5.58% in the first quarter of 2012.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of the Bank’s capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having unsecured loan relationships in excess of approximately $15.4 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $13.8 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2013, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at March 31, 2013 (and related balances at December 31, 2012).

(In thousands)	March 31, 2013	December 31, 2012

Lessors of 1 to 4 family residential properties	$45,174	$47,544
Multi-family residential properties	31,061	30,392
Shopping centers	23,924	20,760
Office buildings	20,221	20,925

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At March 31, 2013 and December 31, 2012, the allowance for loan losses was $6.8 million and $6.7 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2013 and the previous four quarters is presented below.

	2013	2012
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Balance at beginning of period	$6,723	6,045	6,503	7,496	6,919
Charge-offs:
Commercial and industrial	(68)	(42)	(152)	(95)	—
Construction and land development	(39)	—	—	(231)	—
Commercial real estate	—	(340)	(1,626)	(1,218)	—
Residential real estate	(266)	(110)	(324)	(78)	(33)
Consumer installment	(17)	(17)	(35)	(26)	(7)

Total charge-offs	(390)	(509)	(2,137)	(1,648)	(40)
Recoveries	36	122	129	55	17

Net charge-offs	(354)	(387)	(2,008)	(1,593)	(23)
Provision for loan losses	400	1,065	1,550	600	600

Ending balance	$6,769	6,723	6,045	6,503	7,496

as a % of loans	1.73%	1.69	1.52	1.63	1.97
as a % of nonperforming loans	143%	64	44	79	73
Net charge-offs as a % of average loans	0.36%	0.39	2.00	1.61	0.02

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.73% at March 31, 2013, compared to 1.69% at December 31, 2012. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At March 31, 2013, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 143%, compared to 64% at December 31, 2012. The increase was primarily due to payoffs received on three nonperforming commercial real estate loans during the first quarter of 2013 with a total recorded investment of $5.9 million and no related allowance for loan losses at December 31, 2012. Excluding these nonperforming loans, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 144% at December 31, 2012.

At March 31, 2013, the Company’s recorded investment in loans considered impaired was $5.4 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.4 million. At December 31, 2012, the Company’s recorded investment in loans considered impaired was $10.5 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million.

Nonperforming Assets

At March 31, 2013, the Company had $9.6 million in nonperforming assets, compared to $15.5 million at December 31, 2012. Nonperforming assets decreased primarily due to payoffs received on three nonperforming commercial real estate loans during the first quarter of 2013 with a total recorded investment of $5.9 million at December 31, 2012. The majority of the balance in nonperforming assets at March 31, 2013 related to deterioration in the commercial real estate and construction and land development loan portfolios.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2013 and the previous four quarters.

	2013	2012
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Nonperforming assets:
Nonaccrual loans	$4,748	10,535	13,635	8,228	10,230
Other real estate owned	4,810	4,919	4,925	5,157	7,346

Total nonperforming assets	$9,558	15,454	18,560	13,385	17,576

as a % of loans and other real estate owned	2.42%	3.83	4.61	3.31	4.53
as a % of total assets	1.24%	2.03	2.46	1.75	2.31
Nonperforming loans as a % of total loans	1.22%	2.65	3.43	2.06	2.69
Accruing loans 90 days or more past due	$—	58	13	6	231

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2013 and the previous four quarters.

	2013	2012
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Nonaccrual loans:
Commercial and industrial	$59	60	93	97	80
Construction and land development	1,615	1,706	3,840	3,858	4,504
Commercial real estate	1,610	6,714	7,207	2,113	3,362
Residential real estate	1,459	2,055	2,495	2,160	2,276
Consumer installment	5	—	—	—	8

Total nonaccrual loans	$4,748	10,535	13,635	8,228	10,230

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At March 31, 2013, the Company had $4.8 million in loans on nonaccrual, compared to $10.5 million at December 31, 2012.

At March 31, 2013 there were no loans 90 days or more past due and still accruing interest compared to $58,000 at December 31, 2012.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2013 and the previous four quarters.

	2013	2012
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Other real estate owned:
Commercial:
Buildings	$540	608	707	615	615
Developed lots	1,275	1,275	1,285	1,285	1,321
Residential:
Condominiums	—	425	982	1,016	3,348
Undeveloped land	1,464	1,464	1,671	1,671	1,401
Other	1,531	1,147	280	570	661

Total other real estate owned	$4,810	4,919	4,925	5,157	7,346

At March 31, 2013 and December 31, 2012, respectively, the Company held $4.8 and $4.9 million in OREO, which we acquired from borrowers. At March 31, 2013, approximately 67% of the total balance in OREO related to properties acquired from three borrowers with a total carrying value of $3.2 million.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $12.8 million, or 3.3% of total loans at March 31, 2013, compared to $12.6 million, or 3.2% of total loans at December 31, 2012.

The table below provides information concerning the composition of performing potential problem loans for the first quarter of 2013 and the previous four quarters.

	2013	2012
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Potential problem loans:
Commercial and industrial	$555	563	503	545	788
Construction and land development	1,288	1,125	852	944	995
Commercial real estate	2,843	2,727	2,753	9,029	9,257
Residential real estate	7,939	7,978	8,022	7,427	7,013
Consumer installment	197	214	206	133	135

Total potential problem loans	$12,822	12,607	12,336	18,078	18,188

At March 31, 2013, approximately $0.5 million or 3.6% of total potential problem loans were past due at least 30 days but less than 90 days. At March 31, 2013, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the first quarter of 2013 and the previous four quarters.

	2013	2012
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$47	173	393	321	174
Construction and land development	135	8	—	270	—
Commercial real estate	—	230	—	92	258
Residential real estate	403	1,537	718	1,008	657
Consumer installment	36	62	27	59	99

Total	$621	2,010	1,138	1,750	1,188

Deposits

Total deposits were $659.1 million at March 31, 2013, compared to $636.8 million at December 31, 2012. Noninterest bearing deposits were $128.0 million, or 19.4% of total deposits, at March 31, 2013, compared to $118.0 million, or 18.5% of total deposits at December 31, 2012. The increase in total deposits of $22.3 million was primarily due to a $15.6 million increase in public depositor account balances which are generally subject to seasonal fluctuations.

The average rate paid on total interest-bearing deposits was 1.06% in the first quarter of 2013 and 1.32% in the first quarter of 2012.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $40.0 million with none outstanding at March 31, 2013 and December 31, 2012, respectively. Securities sold under agreements to repurchase totaled $2.5 million and $2.7 million at March 31, 2013 and December 31, 2012, respectively.

The average rate paid on short-term borrowings was 0.57% in the first quarter of 2013 and 0.52% in the first quarter of 2012.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $15.0 million and $25.0 million in long-term FHLB advances at March 31, 2013 and December 31, 2012, respectively. In March 2013, the Company repaid a $10.0 million FHLB advance with an interest rate of 3.17% and a remaining term of 1.5 years. In addition, the Bank had $15.0 million in securities sold under agreements to repurchase with an original maturity greater than one year and $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both March 31, 2013 and December 31, 2012.

The average rate paid on long-term debt was 3.70% in the first quarter of 2013 and 3.80% in the first quarter of 2012.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $70.2 million and $70.1 million as of March 31, 2013 and December 31, 2012, respectively. The change from December 31, 2012 was primarily driven by net earnings of $1.7 million, which was offset by an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale of $0.9 million and cash dividends paid of $0.8 million.

The Company’s tier 1 leverage ratio was 9.42%, tier 1 risk-based capital ratio was 16.32% and total risk-based capital ratio was 17.57% at March 31, 2013. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management uses earnings simulation modeling to estimate and manage interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model indicate that we were in compliance with our current guidelines at March 31, 2013.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model indicate that we were in compliance with our guidelines at March 31, 2013.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2013 and December 31, 2012, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At March 31, 2013, the Bank had a remaining available line of credit with the FHLB totaling $207.0 million. At March 31, 2013, the Bank also had $40.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At March 31, 2013, the Bank had outstanding standby letters of credit of $8.7 million and unfunded loan commitments outstanding of $47.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of March 31, 2013, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $341.1 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in the first quarter of 2013. During the full year 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses upon repurchase.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of March 31, 2013, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.3% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

There were no accounting pronouncements issued by the FASB, but not yet effective that management currently expects will have a significant impact on the Company’s consolidated financial statements.

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

	2013	2012
(in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net interest income (GAAP)	$5,141	5,325	5,259	5,312	5,001
Tax-equivalent adjustment	382	396	416	416	414

Net interest income (Tax-equivalent)	$5,523	5,721	5,675	5,728	5,415

Table 2—Selected Quarterly Financial Data

2013	2012
(Dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Results of Operations
Net interest income (a)	$5,523	5,721	5,675	5,728	5,415
Less: tax-equivalent adjustment	382	396	416	416	414
Net interest income (GAAP)	5,141	5,325	5,259	5,312	5,001
Noninterest income	1,655	1,788	2,017	1,814	4,864
Total revenue	6,796	7,113	7,276	7,126	9,865
Provision for loan losses	400	1,065	1,550	600	600
Noninterest expense	4,226	4,023	3,770	4,048	7,542
Income tax expense	481	365	347	449	258
Net earnings	$1,689	1,660	1,609	2,029	1,465

Per share data:
Basic and diluted net earnings	$0.46	0.46	0.44	0.56	0.40
Cash dividends declared	0.21	0.205	0.205	0.205	0.205
Weighted average shares outstanding:
Basic and diluted	3,642,918	3,642,903	3,642,876	3,642,826	3,642,738
Shares outstanding, at period end	3,642,928	3,642,903	3,642,903	3,642,843	3,642,738
Book value	$19.27	19.26	19.27	18.75	18.11
Common stock price
High	$22.60	24.87	23.20	26.65	21.99
Low	20.80	20.85	21.00	21.50	18.23
Period end:	22.00	20.85	22.25	21.50	21.99
To earnings ratio	11.46	x	11.21	12.94	12.95	14.66
To book value	114%	108	115	115	121
Performance ratios:
Return on average equity	9.47%	9.30	9.22	12.06	8.86
Return on average assets	0.87%	0.88	0.86	1.07	0.77
Dividend payout ratio	45.65%	44.57	46.59	36.61	51.25
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.73%	1.69	1.52	1.63	1.97
Nonperforming loans	143%	64	44	79	73
Nonperforming assets as a % of:
Loans and foreclosed properties	2.42%	3.83	4.61	3.31	4.53
Total assets	1.24%	2.03	2.46	1.75	2.31
Nonperforming loans as a % of total loans	1.22%	2.65	3.43	2.06	2.69
Net charge-offs as a % of average loans	0.36%	0.39	2.00	1.61	0.02
Capital Adequacy:
Tier 1 risk-based capital ratio	16.32%	16.20	15.75	15.39	15.69
Total risk-based capital ratio	17.57%	17.46	17.00	16.65	16.95
Tier 1 Leverage Ratio	9.42%	9.58	9.54	9.26	9.06
Other financial data:
Net interest margin (a)	3.09%	3.22	3.23	3.26	3.11
Effective income tax rate	22.17%	18.02	17.74	18.12	14.97
Efficiency ratio (b)	58.87%	53.58	49.01	53.67	73.37
Selected average balances:
Securities	$263,074	253,765	265,670	293,072	296,838
Loans, net of unearned income	396,436	395,487	401,166	395,261	377,164
Total assets	777,756	755,991	748,055	760,413	756,833
Total deposits	653,802	630,950	624,813	639,182	629,653
Long-term debt	46,661	47,217	47,217	47,241	54,826
Total stockholders’ equity	71,317	71,421	69,826	67,296	66,118
Selected period end balances:
Securities	$270,219	259,475	254,819	277,246	299,902
Loans, net of unearned income	390,570	398,193	397,738	399,370	380,377
Allowance for loan losses	6,769	6,723	6,045	6,503	7,496
Total assets	772,155	759,833	753,467	766,161	760,522
Total deposits	659,056	636,817	629,824	644,246	641,195
Long-term debt	37,217	47,217	47,217	47,217	47,308
Total stockholders’ equity	70,217	70,149	70,206	68,292	65,972
(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3—Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$400,062	$5,328	5.40%	$379,574	$5,265	5.58%
Securities—taxable	191,211	874	1.85%	218,793	1,168	2.15%
Securities—tax-exempt (2)	71,863	1,124	6.34%	78,045	1,215	6.26%

Total securities	263,074	1,998	3.08%	296,838	2,383	3.23%
Federal funds sold	60,814	31	0.21%	21,605	14	0.26%
Interest bearing bank deposits	593	—	—	1,181	—	—

Total interest-earning assets	724,543	$7,357	4.12%	699,198	$7,662	4.41%
Cash and due from banks	16,515			14,890
Other assets	36,698			42,745

Total assets	$777,756			$756,833

Interest-bearing liabilities:
Deposits:
NOW	$105,578	$82	0.31%	$98,173	$115	0.47%
Savings and money market	167,928	217	0.52%	151,035	239	0.64%
Certificates of deposits less than $100,000	105,452	380	1.46%	111,231	475	1.72%
Certificates of deposits and other time deposits of $100,000 or more	155,858	725	1.89%	166,448	896	2.17%

Total interest-bearing deposits	534,816	1,404	1.06%	526,887	1,725	1.32%
Short-term borrowings	2,862	4	0.57%	3,068	4	0.52%
Long-term debt	46,661	426	3.70%	54,826	518	3.80%

Total interest-bearing liabilities	584,339	$1,834	1.27%	584,781	$2,247	1.55%
Noninterest-bearing deposits	118,986			102,766
Other liabilities	3,114			3,168
Stockholders’ equity	71,317			66,118

Total liabilities and stockholders’ equity	$777,756			$756,833

Net interest income and margin		$5,523	3.09%		$5,415	3.11%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4—Loan Portfolio Composition

	2013	2012
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Commercial and industrial	$55,736	59,334	58,579	59,418	56,804
Construction and land development	41,104	37,631	40,573	38,968	34,350
Commercial real estate	178,993	183,611	183,757	185,846	173,265
Residential real estate	102,978	105,631	103,319	104,227	105,183
Consumer installment	12,026	12,219	11,747	11,133	10,953

Total loans	390,837	398,426	397,975	399,592	380,555
Less: unearned income	(267)	(233)	(237)	(222)	(178)

Loans, net of unearned income	390,570	398,193	397,738	399,370	380,377
Less: allowance for loan losses	(6,769)	(6,723)	(6,045)	(6,503)	(7,496)

Loans, net	$383,801	391,470	391,693	392,867	372,881

Table 5—Allowance for Loan Losses and Nonperforming Assets

	2013	2012
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Allowance for loan losses:
Balance at beginning of period	$6,723	6,045	6,503	7,496	6,919
Charge-offs:
Commercial and industrial	(68)	(42)	(152)	(95)	—
Construction and land development	(39)	—	—	(231)	—
Commercial real estate	—	(340)	(1,626)	(1,218)	—
Residential real estate	(266)	(110)	(324)	(78)	(33)
Consumer installment	(17)	(17)	(35)	(26)	(7)

Total charge-offs	(390)	(509)	(2,137)	(1,648)	(40)
Recoveries	36	122	129	55	17

Net charge-offs	(354)	(387)	(2,008)	(1,593)	(23)
Provision for loan losses	400	1,065	1,550	600	600

Ending balance	$6,769	6,723	6,045	6,503	7,496

as a % of loans	1.73%	1.69	1.52	1.63	1.97
as a % of nonperforming loans	143%	64	44	79	73
Net charge-offs as a % of average loans	0.36%	0.39	2.00	1.61	0.02

Nonperforming assets:
Nonaccrual loans	$4,748	10,535	13,635	8,228	10,230
Other real estate owned	4,810	4,919	4,925	5,157	7,346

Total nonperforming assets	$9,558	15,454	18,560	13,385	17,576

as a % of loans and other real estate owned	2.42%	3.83	4.61	3.31	4.53
as a % of total assets	1.24%	2.03	2.46	1.75	2.31
Nonperforming loans as a % of total loans	1.22%	2.65	3.43	2.06	2.69
Accruing loans 90 days or more past due	$—	58	13	6	231

Table 6—Allocation of Allowance for Loan Losses

	2013		2012
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$569	14.3	$812	14.9	$754	14.7	$731	14.9	$845	14.9
Construction and land development	1,619	10.5	1,545	9.4	1,609	10.2	1,623	9.8	1,439	9.0
Commercial real estate	3,571	45.8	3,137	46.1	2,658	46.2	2,817	46.5	3,816	45.5
Residential real estate	885	26.3	1,126	26.5	947	26.0	1,278	26.1	1,332	27.6
Consumer installment	125	3.1	103	3.1	77	3.0	54	2.8	64	2.9

Total allowance for loan losses	$6,769		$6,723		$6,045		$6,503		$7,496

*	Loan balance in each category expressed as a percentage of total loans.

Table 7—CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2013
Maturity of:
3 months or less	$14,373
Over 3 months through 6 months	18,493
Over 6 months through 12 months	40,093
Over 12 months	78,200

Total CDs and other time deposits of $100,000 or more	$151,159

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal, governmental, or regulatory proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future.

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: May 7, 2013	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: May 7, 2013	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)