Form 10-Q
period 2013-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2013-08-02
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2013

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.01 par value per share	3,643,013 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2013	December 31, 2012

Assets:
Cash and due from banks	$17,015	$18,762
Federal funds sold	38,710	42,682
Interest bearing bank deposits	6,813	505

Cash and cash equivalents	62,538	61,949

Securities available-for-sale	270,794	259,475
Loans held for sale	4,824	2,887
Loans, net of unearned income	390,726	398,193
Allowance for loan losses	(6,457)	(6,723)

Loans, net	384,269	391,470

Premises and equipment, net	10,790	10,528
Bank-owned life insurance	17,272	17,076
Other real estate owned	3,609	4,919
Other assets	13,651	11,529

Total assets	$767,747	$759,833

Liabilities:
Deposits:
Noninterest-bearing	$127,189	$118,014
Interest-bearing	539,301	518,803

Total deposits	666,490	636,817
Federal funds purchased and securities sold under agreements to repurchase	4,953	2,689
Long-term debt	27,217	47,217
Accrued expenses and other liabilities	3,876	2,961

Total liabilities	702,536	689,684

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,757	3,756
Retained earnings	69,887	67,821
Accumulated other comprehensive (loss) income, net	(1,831)	5,174
Less treasury stock, at cost—314,142 shares and 314,232 shares at June 30, 2013 and December 31, 2012, respectively	(6,641)	(6,641)

Total stockholders’ equity	65,211	70,149

Total liabilities and stockholders’ equity	$767,747	$759,833

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarters ended June 30,		Six months ended June 30,

(In thousands, except share and per share data)	2013	2012	2013	2012

Interest income:
Loans, including fees	$5,224	$5,490	$10,552	$10,755
Securities	1,607	1,860	3,223	3,829
Federal funds sold and interest bearing bank deposits	29	7	60	21

Total interest income	6,860	7,357	13,835	14,605

Interest expense:
Deposits	1,349	1,605	2,753	3,330
Short-term borrowings	3	5	7	9
Long-term debt	276	435	702	953

Total interest expense	1,628	2,045	3,462	4,292

Net interest income	5,232	5,312	10,373	10,313
Provision for loan losses	—	600	400	1,200

Net interest income after provision for loan losses	5,232	4,712	9,973	9,113

Noninterest income:
Service charges on deposit accounts	234	279	483	570
Mortgage lending	837	785	1,647	1,454
Bank-owned life insurance	101	113	196	212
Gain on sale of affordable housing investments	—	—	—	3,268
Other	381	386	721	744
Securities gains, net:
Realized gains, net	518	251	679	560
Total other-than-temporary impairments	—	—	—	(130)

Total securities gains, net	518	251	679	430

Total noninterest income	2,071	1,814	3,726	6,678

Noninterest expense:
Salaries and benefits	2,114	2,205	4,364	4,348
Net occupancy and equipment	333	336	664	674
Professional fees	209	188	385	375
FDIC and other regulatory assessments	143	185	337	368
Other real estate owned, net	20	(6)	43	63
Prepayment penalty on long-term debt	1,046	12	1,471	3,720
Other	859	1,128	1,686	2,042

Total noninterest expense	4,724	4,048	8,950	11,590

Earnings before income taxes	2,579	2,478	4,749	4,201
Income tax expense	672	449	1,153	707

Net earnings	$1,907	$2,029	$3,596	$3,494

Net earnings per share:
Basic and diluted	$0.52	$0.56	$0.99	$0.96

Weighted average shares outstanding:
Basic and diluted	3,642,955	3,642,826	3,642,936	3,642,782

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarters ended June 30,		Six months ended June 30,

(Dollars in thousands)	2013	2012	2013	2012

Net earnings	$1,907	$2,029	$3,596	$3,494
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities	(5,821)	1,195	(6,577)	1,145
Reclassification adjustment for net gain on securities recognized in net earnings	(327)	(158)	(428)	(271)

Other comprehensive (loss) income	(6,148)	1,037	(7,005)	874

Comprehensive (loss) income	$(4,241)	$3,066	$(3,409)	$4,368

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416
Net earnings	—	—	—	3,494	—	—	3,494
Other comprehensive income	—	—	—	—	874	—	874
Cash dividends paid ($0.41 per share)	—	—	—	(1,494)	—	—	(1,494)
Sale of treasury stock (105 shares)	—	—	1	—	—	1	2

Balance, June 30, 2012	3,957,135	$39	$3,754	$66,045	$5,096	$(6,642)	$68,292

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149
Net earnings	—	—	—	3,596	—	—	3,596
Other comprehensive loss	—	—	—	—	(7,005)	—	(7,005)
Cash dividends paid ($0.42 per share)	—	—	—	(1,530)	—	—	(1,530)
Sale of treasury stock (90 shares)	—	—	1	—	—	—	1

Balance, June 30, 2013	3,957,135	$39	$3,757	$69,887	$(1,831)	$(6,641)	$65,211

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2013	2012

Cash flows from operating activities:
Net earnings	$3,596	$3,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	400	1,200
Depreciation and amortization	448	403
Premium amortization and discount accretion, net	1,143	1,590
Net gain on securities available for sale	(679)	(430)
Net gain on sale of loans held for sale	(1,258)	(1,416)
Net (gain) loss on other real estate owned	(47)	25
Loss on prepayment of long-term debt	1,471	3,720
Loans originated for sale	(61,382)	(64,433)
Proceeds from sale of loans	60,225	62,013
Increase in cash surrender value of bank owned life insurance	(196)	(212)
Gain on sale of affordable housing partnership investments	—	(3,268)
Net decrease in other assets	1,061	300
Net increase (decrease) in accrued expenses and other liabilities	915	(22)

Net cash provided by operating activities	5,697	2,964

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	37,859	39,344
Proceeds from maturities of securities available-for-sale	39,179	68,088
Purchase of securities available-for-sale	(99,923)	(84,871)
Decrease (increase) in loans, net	6,159	(31,046)
Net purchases of premises and equipment	(471)	(740)
Decrease in FHLB stock	1,153	1,607
Proceeds from sale of affordable housing limited partnerships	—	8,499
Proceeds from sale of other real estate owned	1,999	3,039

Net cash (used in) provided by investing activities	(14,045)	3,920

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	9,175	7,201
Net increase in interest-bearing deposits	20,498	17,493
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	2,264	(20)
Repayments or retirement of long-term debt	(21,471)	(41,816)
Proceeds from sale of treasury stock	1	2
Dividends paid	(1,530)	(1,494)

Net cash provided by (used in) financing activities	8,937	(18,634)

Net change in cash and cash equivalents	589	(11,750)
Cash and cash equivalents at beginning of period	61,949	55,428

Cash and cash equivalents at end of period	$62,538	$43,678

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,548	$4,507
Income taxes	254	667
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	642	323

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2013. The Company does not believe there were any material subsequent events during this period that would have required recognition or disclosure in the unaudited consolidated financial statements included in this report.

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

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarter and six month periods ended June 30, 2013 and 2012, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2013 and 2012, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computation for the quarter and six month periods ended June 30, 2013 and 2012 is presented below.

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012

Basic and diluted:
Net earnings	$1,907	$2,029	$3,596	$3,494
Weighted average common shares outstanding	3,642,955	3,642,826	3,642,936	3,642,782

Earnings per share	$0.52	$0.56	$0.99	$0.96

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At June 30, 2013, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of June 30, 2013.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At June 30, 2013 and December 31, 2012, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2013 and December 31, 2012, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

June 30, 2013
Agency obligations (a)	$—	—	24,001	22,614	46,615	22	2,480	$49,073
Agency RMBS (a)	—	—	3,968	149,995	153,963	938	3,416	156,441
State and political subdivisions	—	1,846	20,149	47,527	69,522	2,341	309	67,490
Trust preferred securities	—	—	—	694	694	137	136	693

Total available-for-sale	$—	1,846	48,118	220,830	270,794	3,438	6,341	$273,697

December 31, 2012
Agency obligations (a)	$—	—	20,065	19,460	39,525	187	19	$39,357
Agency RMBS (a)	—	—	4,700	136,760	141,460	3,012	162	138,610
State and political subdivisions	111	1,830	21,006	54,891	77,838	5,222	—	72,616
Trust preferred securities	—	—	—	652	652	113	154	693

Total available-for-sale	$111	1,830	45,771	211,763	259,475	8,534	335	$251,276

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $145.8 million and $134.0 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.8 million and $3.0 million at June 30, 2013 and December 31, 2012, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2013 and December 31, 2012, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2013:
Agency obligations	$41,593	2,480	—	—	$41,593	2,480
Agency RMBS	108,049	3,416	—	—	108,049	3,416
State and political subdivisions	7,381	309	—	—	7,381	309
Trust preferred securities	—	—	364	136	$364	136

Total	$157,023	6,205	364	136	$157,387	6,341

December 31, 2012:
Agency obligations	$9,966	19	—	—	$9,966	19
Agency RMBS	25,207	162	—	—	25,207	162
Trust preferred securities	—	—	346	154	346	154

Total	$35,173	181	346	154	$35,519	335

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

Cost-method investments

At June 30, 2013, cost-method investments with an aggregate cost of $1.8 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and has recognized the credit component of the loss in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities for the quarters and six months ended June 30, 2013 and 2012 were as follows:

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Balance, beginning of period	$1,257	$1,257	$1,257	$3,276
Additions:
Subsequent credit impairments	—	—	—	130
Reductions:
Securities sold	—	—	—	2,149
Securities fully written down and deemed worthless	500	—	500	—

Balance, end of period	$757	$1,257	$757	$1,257

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Individual issuer trust preferred securities	$—	$—	$—	$130

Total debt securities	—	—	—	130

Total other-than-temporary impairment charges	$—	$—	$—	$130

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$—	$—	$—	$130

Total other-than-temporary impairment on debt securities	$—	$—	$—	$130

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Gross realized gains	$524	$251	$685	$724
Gross realized losses	(6)	—	(6)	(164)
Other-than-temporary impairment charges	—	—	—	(130)

Realized gains, net	$518	$251	$679	$430

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
(In thousands)	2013	2012
Commercial and industrial	$56,030	$59,334
Construction and land development	45,886	37,631
Commercial real estate:
Owner occupied	60,140	64,368
Other	117,151	119,243

Total commercial real estate	177,291	183,611
Residential real estate:
Consumer mortgage	55,192	58,087
Investment property	43,829	47,544

Total residential real estate	99,021	105,631
Consumer installment	12,747	12,219

Total loans	390,975	398,426
Less: unearned income	(249)	(233)

Loans, net of unearned income	$390,726	$398,193

Loans secured by real estate were approximately 82.4% of the Company’s total loan portfolio at June 30, 2013. At June 30, 2013, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of June 30, 2013, and December 31, 2012.

		Accruing 30-89 Days	Accruing Greater than	Total Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

June 30, 2013:
Commercial and industrial	$55,644	329	—	55,973	57	$56,030
Construction and land development	44,285	—	—	44,285	1,601	45,886
Commercial real estate:
Owner occupied	59,035	50	—	59,085	1,055	60,140
Other	115,274	1,448	—	116,722	429	117,151
Total commercial real estate	174,309	1,498	—	175,807	1,484	177,291
Residential real estate:
Consumer mortgage	53,742	325	—	54,067	1,125	55,192
Investment property	43,258	176	—	43,434	395	43,829
Total residential real estate	97,000	501	—	97,501	1,520	99,021
Consumer installment	12,598	147	—	12,745	2	12,747
Total	$383,836	2,475	—	386,311	4,664	$390,975

December 31, 2012:
Commercial and industrial	$59,101	173	—	59,274	60	$59,334
Construction and land development	35,917	8	—	35,925	1,706	37,631
Commercial real estate:
Owner occupied	63,323	—	—	63,323	1,045	64,368
Other	113,344	230	—	113,574	5,669	119,243
Total commercial real estate	176,667	230	—	176,897	6,714	183,611
Residential real estate:
Consumer mortgage	55,521	1,202	58	56,781	1,306	58,087
Investment property	46,460	335	—	46,795	749	47,544
Total residential real estate	101,981	1,537	58	103,576	2,055	105,631
Consumer installment	12,157	62	—	12,219	—	12,219
Total	$385,823	2,010	58	387,891	10,535	$398,426

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2013 and December 31, 2012, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During the quarter ended June 30, 2013, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. In order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses for all loan segments (except for the commercial real estate loan segment) using a rolling 8 quarter historical period for the quarter ended June 30, 2013. Based upon management’s review of charge-off trends for each loan segment, the Company continued to calculate average losses for the commercial real estate loan segment using a rolling 6 quarter historical period for the quarter ended June 30, 2013. If the Company continued to calculate average losses for all loan segments using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.1 million at June 30, 2013. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2013
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$569	1,619	3,571	885	125	$6,769
Charge-offs	—	—	(118)	(189)	(45)	(352)
Recoveries	5	2	—	28	5	40

Net (charge-offs) recoveries	5	2	(118)	(161)	(40)	(312)
Provision	101	(167)	(342)	401	7	—

Ending balance	$675	1,454	3,111	1,125	92	$6,457

Six months ended:
Beginning balance	$812	1,545	3,137	1,126	103	$6,723
Charge-offs	(68)	(39)	(118)	(455)	(62)	(742)
Recoveries	17	3	4	41	11	76

Net charge-offs	(51)	(36)	(114)	(414)	(51)	(666)
Provision	(86)	(55)	88	413	40	400

Ending balance	$675	1,454	3,111	1,125	92	$6,457

	June 30, 2012
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$845	1,439	3,816	1,332	64	7,496
Charge-offs	(95)	(231)	(1,218)	(78)	(26)	$(1,648)
Recoveries	5	1	—	45	4	$55

Net charge-offs	(90)	(230)	(1,218)	(33)	(22)	(1,593)
Provision	(24)	414	219	(21)	12	$600

Ending balance	$731	1,623	2,817	1,278	54	$6,503

Six months ended:
Beginning balance	$948	1,470	3,009	1,363	129	$6,919
Charge-offs	(95)	(231)	(1,218)	(111)	(32)	(1,687)
Recoveries	8	1	—	51	11	71

Net charge-offs	(87)	(230)	(1,218)	(60)	(21)	(1,616)
Provision	(130)	383	1,026	(25)	(54)	1,200

Ending balance	$731	1,623	2,817	1,278	54	$6,503

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2013 and 2012.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
June 30, 2013:
Commercial and industrial	$675	55,882	—	148	675	56,030
Construction and land development	1,347	44,285	107	1,601	1,454	45,886
Commercial real estate	2,991	174,922	120	2,369	3,111	177,291
Residential real estate	1,069	97,732	56	1,289	1,125	99,021
Consumer installment	92	12,747	—	—	92	12,747

Total	$6,174	385,568	283	5,407	6,457	390,975

June 30, 2012:
Commercial and industrial	$731	59,223	—	195	731	59,418
Construction and land development	1,257	35,110	366	3,858	1,623	38,968
Commercial real estate	2,666	182,817	151	3,029	2,817	185,846
Residential real estate	953	102,678	325	1,549	1,278	104,227
Consumer installment	54	11,133	—	—	54	11,133

Total	$5,661	390,961	842	8,631	6,503	399,592

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

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

•	Nonaccrual—includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
June 30, 2013:
Commercial and industrial	$55,087	2	884	57	$56,030
Construction and land development	42,710	374	1,201	1,601	45,886
Commercial real estate:
Owner occupied	56,834	760	1,491	1,055	60,140
Other	113,552	2,828	342	429	117,151
Total commercial real estate	170,386	3,588	1,833	1,484	177,291
Residential real estate:
Consumer mortgage	47,619	793	5,655	1,125	55,192
Investment property	40,384	933	2,117	395	43,829
Total residential real estate	88,003	1,726	7,772	1,520	99,021
Consumer installment	12,579	20	146	2	12,747
Total	$368,765	5,710	11,836	4,664	$390,975

December 31, 2012:
Commercial and industrial	$58,487	224	563	60	$59,334
Construction and land development	34,490	310	1,125	1,706	37,631
Commercial real estate:
Owner occupied	59,270	2,528	1,525	1,045	64,368
Other	111,719	653	1,202	5,669	119,243
Total commercial real estate	170,989	3,181	2,727	6,714	183,611
Residential real estate:
Consumer mortgage	49,462	1,544	5,775	1,306	58,087
Investment property	43,559	1,033	2,203	749	47,544
Total residential real estate	93,021	2,577	7,978	2,055	105,631
Consumer installment	11,850	155	214	—	12,219
Total	$368,837	6,447	12,607	10,535	$398,426

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2013 and December 31, 2012.

		June 30, 2013
(In thousands)		Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$	148	—	148
Construction and land development		2,878	(1,681)	1,197
Commercial real estate:
Owner occupied		350	(51)	299
Other		515	(86)	429

Total commercial real estate		865	(137)	728
Residential real estate:
Consumer mortgages		960	(177)	783
Investment property		210	(29)	181

Total residential real estate		1,170	(206)	964

Total	$	5,061	(2,024)	3,037

With allowance recorded:
Construction and land development	$	461	(57)	404	$107
Commercial real estate:
Owner occupied		1,759	(118)	1,641	120

Total commercial real estate		1,759	(118)	1,641	120
Residential real estate:
Investment property		412	(87)	325	56

Total residential real estate		412	(87)	325	56

Total	$	2,632	(262)	2,370	$283

Total impaired loans	$	7,693	(2,286)	5,407	$283

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2012
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$169	—	169
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	787	(212)	575
Other	7,914	(1,862)	6,052

Total commercial real estate	8,701	(2,074)	6,627
Residential real estate:
Consumer mortgages	971	(152)	819
Investment property	508	(110)	398

Total residential real estate	1,479	(262)	1,217

Total	$13,228	(4,018)	9,210

With allowance recorded:
Construction and land development	$471	(45)	426	$129
Commercial real estate:
Owner occupied	899	—	899	134

Total commercial real estate	899	—	899	134

Total	$1,370	(45)	1,325	$263

Total impaired loans	$14,598	(4,063)	10,535	$263

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended June 30, 2013		Six months ended June 30, 2013
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$150	2	158	5
Construction and land development	1,607	—	1,614	—
Commercial real estate:
Owner occupied	1,984	14	2,019	29
Other	430	—	1,902	—

Total commercial real estate	2,414	14	3,921	29
Residential real estate:
Consumer mortgages	789	—	801	—
Investment property	348	—	323	—

Total residential real estate	1,137	—	1,124	—

Total	$5,308	16	6,817	34

	Quarter ended June 30, 2012		Six months ended June 30, 2012
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$197	4	205	8
Construction and land development	4,185	—	4,595	—
Commercial real estate:
Owner occupied	2,561	18	2,566	35
Other	1,245	—	1,500	—

Total commercial real estate	3,806	18	4,066	35
Residential real estate:
Consumer mortgages	863	—	881	—
Investment property	695	—	562	—

Total residential real estate	1,558	—	1,443	—

Total	$9,746	22	10,309	43

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business, management may grant concessions to borrowers that are experiencing financial difficulty. A concession may include, but is not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. The Company’s determination of whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of June 30, 2013, and December 31, 2012.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

June 30, 2013
Commercial and industrial	$148	—	148	$—
Construction and land development	—	1,601	1,601	107
Commercial real estate:
Owner occupied	885	299	1,184	120
Other	—	429	429	—

Total commercial real estate	885	728	1,613	120
Residential real estate:
Consumer mortgages	—	783	783	—
Investment property	—	225	225	—

Total residential real estate	—	1,008	1,008	—

Total	$1,033	3,337	4,370	$227

December 31, 2012
Commercial and industrial	$169	—	169	$—
Construction and land development	—	1,623	1,623	129
Commercial real estate:
Owner occupied	899	1,045	1,944	134
Other	—	432	432	—

Total commercial real estate	899	1,477	2,376	134
Residential real estate:
Consumer mortgages	—	819	819	—
Investment property	—	188	188	—

Total residential real estate	—	1,007	1,007	—

Total	$1,068	4,107	5,175	$263

At June 30, 2013, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended June 30,			Six Months ended June 30,
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment

2013:
Commercial real estate:
Other	—	$—	—	1	$431	431

Total commercial real estate	—	—	—	1	431	431
Residential real estate:
Consumer mortgages	—	—	—	1	131	131

Total residential real estate	—	—	—	1	131	131

Total	—	$—	—	2	$562	562

2012:
Construction and land development	—	$—	—	2	$2,842	1,753
Commercial real estate:
Owner occupied	3	2,349	1,406	4	3,167	2,225
Other	—	—	—	2	1,804	1,657

Total commercial real estate	3	2,349	1,406	6	4,971	3,882
Residential real estate:
Consumer mortgages	2	863	857	2	863	857

Total residential real estate	2	863	857	2	863	857

Total	5	$3,212	2,263	10	$8,676	6,492

The majority of the loans modified in a TDR during the quarters and six months ended June 30, 2013 and 2012, respectively, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

For the quarter ended June 30, 2012, the decrease in the post modification outstanding recorded investment was primarily due to A/B note restructurings, where the B note was charged off. Total charge-offs related to B notes were $0.9 million for the quarter ended June 30, 2012.

For the six months ended June 30, 2012, the decrease in the post modification outstanding recorded investment was primarily due to principal payments made by borrowers at the date of modification for construction and land development loans and A/B note restructurings for two owner occupied commercial real estate loans. Total charge-offs related to B notes were $0.9 million for the six months ended June 30, 2012.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)

2013:
Construction and land development	—	$—	1	$1,197

Total	—	$—	1	$1,197

2012:
Construction and land development	—	$—	1	$2,386

Total	—	$—	1	$2,386

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The change in amortized MSRs and the related valuation allowance for the quarters and six months ended June 30, 2013 and 2012 are presented below.

	Quarters ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

MSRs, net:
Beginning balance	$1,728	$1,260	$1,526	$1,245
Additions, net	218	198	478	366
Amortization expense	(102)	(93)	(226)	(183)
Change in valuation allowance	135	(46)	201	(109)

Ending balance	$1,979	$1,319	$1,979	$1,319

Valuation allowance included in MSRs, net:
Beginning of period	$320	$180	$386	$117
End of period	185	226	185	226

Fair value of amortized MSRs:
Beginning of period	$1,994	$1,260	$1,526	$1,245
End of period	2,453	1,319	2,453	1,319

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying Consolidated Statements of Earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2013, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swap agreements at June 30, 2013 and December 31, 2012 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

June 30, 2013:
Pay fixed / receive variable	$5,221	—	961
Pay variable / receive fixed	5,221	961	—

Total interest rate swap agreements	$10,442	961	961

December 31, 2012:
Pay fixed / receive variable	$5,367	—	1,210
Pay variable / receive fixed	5,367	1,210	—

Total interest rate swap agreements	$10,734	1,210	1,210

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2013, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively, by caption, on the accompanying Consolidated Balance Sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Securities available-for-sale:
Agency obligations	$46,615	—	46,615	—
Agency RMBS	153,963	—	153,963	—
State and political subdivisions	69,522	—	69,522	—
Trust preferred securities	694	—	—	694

Total securities available-for-sale	270,794	—	270,100	694
Other assets (1)	961	—	961	—

Total assets at fair value	$271,755	—	271,061	694

Other liabilities(1)	961	—	961	—

Total liabilities at fair value	$961	—	961	—

December 31, 2012:
Securities available-for-sale:
Agency obligations	$39,525	—	39,525	—
Agency RMBS	141,460	—	141,460	—
State and political subdivisions	77,838	—	77,838	—
Trust preferred securities	652	—	—	652

Total securities available-for-sale	259,475	—	258,823	652
Other assets (1)	1,210	—	1,210	—

Total assets at fair value	$260,685	—	260,033	652

Other liabilities(1)	1,210	—	1,210	—

Total liabilities at fair value	$1,210	—	1,210	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, respectively, by caption, on the accompanying Consolidated Balance Sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Loans held for sale	$4,824	—	4,824	—
Loans, net(1)	5,124	—	—	5,124
Other real estate owned	3,609	—	—	3,609
Other assets (2)	1,979	—	—	1,979
Total assets at fair value	$15,536	—	4,824	10,712

December 31, 2012:
Loans held for sale	$2,887	—	2,887	—
Loans, net(1)	10,272	—	—	10,272
Other real estate owned	4,919	—	—	4,919
Other assets (2)	1,526	—	—	1,526
Total assets at fair value	$19,604	—	2,887	16,717

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying Consolidated Balance Sheets using Level 3 inputs:

	Six months ended June 30,
(Dollars in thousands)	2013	2012
Beginning balance	$652	$1,986
Total realized and unrealized gains and (losses):
Included in net earnings	—	(6)
Included in other comprehensive income	42	124
Sales	—	(974)
Settlements	—	(500)
Ending balance	$694	$630

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Recurring:

Trust preferred securities	$694	Discounted cash flow	Credit spread (basis points)	624 bp

Nonrecurring:

Impaired loans	$5,124	Appraisal	Appraisal discounts (%)	13.9%

Other real estate owned	3,609	Appraisal	Appraisal discounts (%)	9.2%

Mortgage servicing rights, net	1,979	Discounted cash flow	Prepayment speed or CPR (%)	12.0%

			Discount rate (%)	11.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs
June 30, 2013:
Financial Assets:
Loans, net (1)	$384,269	$393,855	$—	$—	$393,855
Financial Liabilities:
Time Deposits	$261,825	$265,782	$—	$265,782	$—
Long-term debt	27,217	29,324	—	29,324	—

December 31, 2012:
Financial Assets:
Loans, net (1)	$391,470	$399,533	$—	$—	$399,533
Financial Liabilities:
Time Deposits	$263,195	$267,636	$—	$267,636	$—
Long-term debt	47,217	51,752	—	51,752	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarter and six month periods ended June 30, 2013 and 2012, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly report on Form 10-Q for the quarter ended March 31, 2013.

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

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Valley, Hurtsboro, and Notasulga, Alabama. In-store branches are located in the Auburn and Opelika Kroger stores, as well as Wal-Mart SuperCenter stores in Auburn and Opelika. Loan production offices are located in Montgomery and Phenix City, Alabama.

Summary of Results of Operations

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012

Net interest income (a)	$5,597	$5,728	$11,120	$11,143
Less: tax-equivalent adjustment	365	416	747	830

Net interest income (GAAP)	5,232	5,312	10,373	10,313
Noninterest income	2,071	1,814	3,726	6,678

Total revenue	7,303	7,126	14,099	16,991
Provision for loan losses	—	600	400	1,200
Noninterest expense	4,724	4,048	8,950	11,590
Income tax expense	672	449	1,153	707

Net earnings	$1,907	$2,029	$3,596	$3,494

Basic and diluted earnings per share	$0.52	$0.56	$0.99	$0.96

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $3.6 million for the first six months of 2013, compared to $3.5 million for the first six months of 2012. Basic and diluted earnings per share were $0.99 per share for the first six months of 2013, compared to $0.96 per share for the first six months of 2012.

Net interest income (tax-equivalent) was $11.1 million for the first six months of 2013 and 2012. Despite downward pressure on yields for earning assets, net interest income (tax-equivalent) was largely unchanged to due to continued improvement in the Company’s cost of funds. Average loans were $392.9 million in the first six months of 2013, an increase of $6.7 million, or 2%, from the first six months of 2012. Average deposits were $653.4 million in the first six months of 2013, an increase of $19.0 million, or 3%, from the first six months of 2012.

The provision for loan losses was $0.4 million and $1.2 million for the first six months of 2013 and 2012, respectively. The Company’s annualized net charge-off ratio was 0.34% in the first six months of 2013, compared to 0.84% in the first six months of 2012. The decrease in the provision for loan losses was primarily due to a decline in net charge-offs and an improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans.

Noninterest income was $3.7 million for the first six months of 2013, compared to $6.7 million in the first six months of 2012. The decrease was primarily due to a non-recurring gain of $3.3 million realized in the first six months of 2012 when the Company sold its interests in three affordable housing limited partnerships.

Noninterest expense was approximately $9.0 million in the first six months of 2013 compared to $11.6 million in the second quarter of 2012. The decrease was primarily due to a decrease in prepayment penalties on long-term debt. During the first six months of 2013, the Company repaid $20.0 million of FHLB advances with a weighted average interest rate of 3.38% and incurred prepayment penalties of $1.5 million. During the first six months of 2012, the Company repaid $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and incurred prepayment penalties of $3.7 million.

Income tax expense was approximately $1.2 million for the first six months of 2013, compared to $0.7 million in the first six months of 2012. The Company’s effective tax rate for the first six months of 2013 was 24.28%, compared to 16.83% in the first six months of 2012. The Company’s effective tax rate increased during the first six months of 2013 when compared to the first six months of 2012 primarily due to an increase in the level of earnings before taxes and the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a deferred tax valuation allowance of $0.5 million related to capital loss carry-forwards.

In the first six months of 2013, the Company paid cash dividends of $1.5 million, or $0.42 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.70% and a Tier 1 leverage ratio of 9.76% at June 30, 2013.

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

Except as discussed below, there have been no material changes to the Company’s critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2013.

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During the quarter ended June 30, 2013, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. In order to better capture the effect of current economic conditions on the Company’s loan loss experience, the Company calculated average losses for all loan segments (except for the commercial real estate loan segment) using a rolling 8 quarter historical period for the quarter ended June 30, 2013. Based upon management’s review of charge-off trends for each loan segment, the Company continued to calculate average losses for the commercial real estate loan segment using a rolling 6 quarter historical period for the quarter ended June 30, 2013. If the Company continued to calculate average losses for all loan segments using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.1 million at June 30, 2013. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2013 and December 31, 2012, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six months ended June 30,
	2013		2012
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$396,498	5.37%	$388,398	5.57%
Securities—taxable	194,205	1.84%	216,675	2.06%
Securities—tax-exempt	70,369	6.30%	78,280	6.27%

Total securities	264,574	3.03%	294,955	3.18%
Federal funds sold	55,881	0.22%	18,195	0.23%
Interest bearing bank deposits	892	—	1,032	—

Total interest-earning assets	717,845	4.10%	702,580	4.42%

Deposits:
NOW	104,851	0.32%	101,651	0.39%
Savings and money market	168,263	0.52%	154,029	0.59%
Certificates of deposits less than $100,000	105,533	1.42%	110,451	1.69%
Certificates of deposits and other time deposits of $100,000 or more	154,745	1.83%	163,437	2.16%

Total interest-bearing deposits	533,392	1.04%	529,568	1.26%
Short-term borrowings	2,754	0.51%	3,299	0.55%
Long-term debt	39,095	3.62%	51,033	3.76%

Total interest-bearing liabilities	575,241	1.21%	583,900	1.48%

Net interest income and margin (tax-equivalent)	$11,120	3.12%	$11,143	3.19%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $11.1 million in the first six months of 2013 and 2012, as continued improvement in the Company’s funding mix and cost of funds largely offset declining yields on earning assets. Although net interest income was unchanged, management continues to seek to increase earnings by growing the Company’s loan portfolio (in total and as a percentage of our earning assets), focusing on deposit pricing, and repaying higher-cost wholesale funding sources. These efforts to increase earnings were offset by management’s decision to reduce its securities portfolio as a percentage of total interest earning assets and carry higher levels of short-term interest earning assets (e.g. federal funds sold). As a result, the Company’s net interest margin (tax-equivalent) declined to 3.12% in the first six months of 2013, compared to 3.19% for the first six months of 2012.

The tax-equivalent yield on total interest-earning assets decreased by 32 basis points in the first six months of 2013 from the first six months of 2012 to 4.10%. The decrease was primarily due to the shift in our asset mix described above, lower reinvestment yields in the securities portfolio, and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase yields on new and renewed loans over the last several quarters.

The cost of total interest-bearing liabilities decreased 27 basis points in the first six months of 2013 from the first six months of 2012 to 1.21%. The net decrease was largely a result of the continued shift in our deposit mix, as we increased our lower-cost noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other higher-cost time deposits and long-term debt (i.e. wholesale funding).

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The provisions for loan losses amounted to $0.4 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in the provision for loan losses was primarily due to a decline in net charge-offs and improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.65% at June 30, 2013, compared to 1.69% at December 31, 2012. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Service charges on deposit accounts	$234	$279	$483	$570
Mortgage lending income	837	785	1,647	1,454
Bank-owned life insurance	101	113	196	212
Gain on sale of affordable housing investments	—	—	—	3,268
Securities gains, net	518	251	679	430
Other	381	386	721	744

Total noninterest income	$2,071	$1,814	$3,726	$6,678

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Origination income	$591	$756	$1,258	$1,416
Servicing fees, net	111	75	188	147
Decrease (increase) in MSR valuation allowance	135	(46)	201	(109)

Total mortgage lending income	$837	$785	$1,647	$1,454

Mortgage lending income was $1.6 million for the first six months of 2013, compared to $1.5 million for the first six months of 2012. The increase in mortgage lending income was primarily due to a decrease in the valuation allowance for amortized MSRs, which was partially offset by a decline in origination income as refinance activity slowed. Changes in the valuation allowance for amortized MSRs are recognized in earnings as a component of mortgage lending income. The decrease in the valuation allowance was primarily due to a slowing of prepayment speeds, which increased the value of our amortized MSRs.

Mortgage lending income increased in the second quarter of 2013 when compared to the second quarter of 2012 due to the same factors described above.

The Company realized a gain on sale of $3.3 million during the first six months of 2012 related to the sale of its interests in three affordable housing limited partnerships in January 2012. There were no such transactions in 2013.

Net securities gains consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains on the sale of securities were $679,000 for the first six months of 2013, compared to net gains on the sale of securities of $560,000 for the first six months of 2012. The Company incurred no other-than-temporary impairment charges for the first six months of 2013, compared to $130,000 for the first six months of 2012, which related to trust preferred securities.

Net gains on the sale of securities were $518,000 for the second quarter of 2013, compared to net gains on the sale of securities of $251,000 for the second quarter of 2012. The Company incurred no other-than-temporary impairment charges for the second quarter of 2013 and 2012.

Noninterest Expense

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Salaries and benefits	$2,114	$2,205	$4,364	$4,348
Net occupancy and equipment	333	336	664	674
Professional fees	209	188	385	375
FDIC and other regulatory assessments	143	185	337	368
Other real estate owned, net	20	(6)	43	63
Prepayment penalty on long-term debt	1046	12	1,471	3,720
Other	859	1,128	1,686	2,042

Total noninterest expense	$4,724	$4,048	$8,950	$11,590

The slight increase in salaries and benefits expense during the first six months of 2013 compared to the first six months of 2012 reflected routine increases in salaries and wages, partially offset by a reduction in full-time equivalents, lower group health insurance costs and officer bonus accruals. Beginning in 2013, the Company returned to a fully insured group health plan and was able to lower its benefits costs compared to 2012. Previously, the Company’s group health plan was self insured.

Salaries and benefits expense declined in the second quarter of 2013 when compared to the second quarter of 2012 due to a reduction in full-time equivalents, lower group health insurance costs and officer bonus accruals. This decrease was partially offset by routine increases in salaries and wages.

During the first six months of 2013, the Company repaid $20.0 million of FHLB advances with a weighted average interest rate of 3.38% and incurred prepayment penalties of $1.5 million. During the first six months of 2012, the Company repaid $38.0 million of FHLB advances with a weighted average interest rate of 4.26% and incurred prepayment penalties of $3.7 million.

During the second quarter of 2013, the Company repaid $10.0 million of FHLB advances with a weighted average interest rate of 3.59% and incurred prepayment penalties of $1.0 million.

Income Tax Expense

Income tax expense was approximately $1.2 million for the first six months of 2013, compared to $0.7 million in the first six months of 2012. The Company’s effective tax rate for the first six months of 2013 was 24.28%, compared to 16.83% in the first six months of 2012. The Company’s effective tax rate increased during the first six months of 2013 when compared to the first six months of 2012 primarily due to an increase in the level of earnings before taxes and the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a deferred tax valuation allowance of $0.5 million related to capital loss carry-forwards.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $270.8 million and $259.5 million as of June 30, 2013 and December 31, 2012, respectively. Unrealized net losses on securities available-for-sale were $2.9 million at June 30, 2013 compared to unrealized net gains of $8.2 million at December 31, 2012. The change in unrealized gains (losses) on securities available-for-sale was due to an increase in long-term interest rates during the first six months of 2013.

The average tax-equivalent yields earned on total securities were 3.03% in the first six months of 2013 and 3.18% in the first six months of 2012.

Loans

	2013		2012
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial and industrial	$56,030	55,736	59,334	58,579	59,418
Construction and land development	45,886	41,104	37,631	40,573	38,968
Commercial real estate	177,291	178,993	183,611	183,757	185,846
Residential real estate	99,021	102,978	105,631	103,319	104,227
Consumer installment	12,747	12,026	12,219	11,747	11,133

Total loans	390,975	390,837	398,426	397,975	399,592
Less: unearned income	(249)	(267)	(233)	(237)	(222)

Loans, net of unearned income	$390,726	390,570	398,193	397,738	399,370

Total loans, net of unearned income, were $390.7 million at June 30, 2013, compared to $398.2 million at December 31, 2012. The majority of the decrease related to payoffs received on nonaccrual loans during the first quarter of 2013. Three loans were repaid that had carrying amounts of $5.9 million at December 31, 2012. Four loan categories represented the majority of the loan portfolio at June 30, 2013: commercial real estate (45%), residential real estate (25%), construction and land development (12%) and commercial and industrial (14%). Approximately 34% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2013.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $15.5 million, or 4% of total loans, at June 30, 2013, compared to $15.8 million, or 4% of total loans, at December 31, 2012. For residential real estate mortgage loans with a consumer purpose, approximately $1.1 million and $1.3 million required interest-only payments at June 30, 2013 and December 31, 2012, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $4.0 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.37% in the first six months of 2013 and 5.57% in the first six months of 2012.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of the Bank’s capital accounts; or 20% of capital accounts if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having unsecured loan relationships in excess of approximately $15.8 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $14.2 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2013, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at June 30, 2013 (and related balances at December 31, 2012).

(In thousands)	June 30, 2013	December 31, 2012

Lessors of 1 to 4 family residential properties	$43,829	$47,544
Multi-family residential properties	32,393	30,392
Shopping centers	25,935	20,760
Office buildings	20,286	20,925

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At June 30, 2013 and December 31, 2012, the allowance for loan losses was $6.5 million and $6.7 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2013 and the previous four quarters is presented below.

	2013		2012
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Balance at beginning of period	$6,769	6,723	6,045	6,503	7,496
Charge-offs:
Commercial and industrial	—	(68)	(42)	(152)	(95)
Construction and land development	—	(39)	—	—	(231)
Commercial real estate	(118)	—	(340)	(1,626)	(1,218)
Residential real estate	(189)	(266)	(110)	(324)	(78)
Consumer installment	(45)	(17)	(17)	(35)	(26)

Total charge-offs	(352)	(390)	(509)	(2,137)	(1,648)
Recoveries	40	36	122	129	55

Net charge-offs	(312)	(354)	(387)	(2,008)	(1,593)
Provision for loan losses	—	400	1,065	1,550	600

Ending balance	$6,457	6,769	6,723	6,045	6,503

as a % of loans	1.65%	1.73	1.69	1.52	1.63
as a % of nonperforming loans	138%	143	64	44	79
Annualized net charge-offs as a % of average loans	0.32%	0.36	0.39	2.00	1.61

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.65% at June 30, 2013, compared to 1.69% at December 31, 2012. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At June 30, 2013, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 138%, compared to 64% at December 31, 2012. The increase was primarily due to payoffs received on three nonperforming commercial real estate loans during the first quarter of 2013 with a total recorded investment of $5.9 million and no related allowance for loan losses at December 31, 2012. Excluding these nonperforming loans, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 144% at December 31, 2012.

At June 30, 2013, the Company’s recorded investment in loans considered impaired was $5.4 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million. At December 31, 2012, the Company’s recorded investment in loans considered impaired was $10.5 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million.

Nonperforming Assets

At June 30, 2013, the Company had $8.3 million in nonperforming assets, compared to $15.5 million at December 31, 2012. Nonperforming assets decreased primarily due to payoffs received on three nonperforming commercial real estate loans during the first quarter of 2013 with a total recorded investment of $5.9 million at December 31, 2012. The majority of the balance in nonperforming assets at June 30, 2013 related to deterioration in the commercial real estate and construction and land development loan portfolios.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2013 and the previous four quarters.

	2013		2012
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Nonperforming assets:
Nonaccrual loans	$4,664	4,748	10,535	13,635	8,228
Other real estate owned	3,609	4,810	4,919	4,925	5,157

Total nonperforming assets	$8,273	9,558	15,454	18,560	13,385

as a % of loans and other real estate owned	2.10%	2.42	3.83	4.61	3.31
as a % of total assets	1.08%	1.24	2.03	2.46	1.75
Nonperforming loans as a % of total loans	1.19%	1.22	2.65	3.43	2.06
Accruing loans 90 days or more past due	$—	—	58	13	6

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2013 and the previous four quarters.

	2013		2012
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Nonaccrual loans:
Commercial and industrial	$57	59	60	93	97
Construction and land development	1,601	1,615	1,706	3,840	3,858
Commercial real estate	1,484	1,610	6,714	7,207	2,113
Residential real estate	1,520	1,459	2,055	2,495	2,160
Consumer installment	2	5	—	—	—

Total nonaccrual loans	$4,664	4,748	10,535	13,635	8,228

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At June 30, 2013, the Company had $4.7 million in loans on nonaccrual, compared to $10.5 million at December 31, 2012.

At June 30, 2013 there were no loans 90 days or more past due and still accruing interest compared to $58,000 at December 31, 2012.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2013 and the previous four quarters.

	2013		2012
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Other real estate owned:
Commercial:
Buildings	$535	540	608	707	615
Developed lots	1,275	1,275	1,275	1,285	1,285
Residential:
Condominiums	—	—	425	982	1,016
Undeveloped Land	242	1,464	1,464	1,671	1,671
Other	1,557	1,531	1,147	280	570

Total other real estate owned	$3,609	4,810	4,919	4,925	5,157

At June 30, 2013 and December 31, 2012, respectively, the Company held $3.6 million and $4.9 million in OREO, which we acquired from borrowers. At June 30, 2013, approximately 64% of the total balance in OREO related to properties acquired from two borrowers with a total carrying value of $2.0 million.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $11.8 million, or 3.0% of total loans at June 30, 2013, compared to $12.6 million, or 3.2% of total loans at December 31, 2012.

The table below provides information concerning the composition of performing potential problem loans for the second quarter of 2013 and the previous four quarters.

	2013		2012
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Potential problem loans:
Commercial and industrial	$884	555	563	503	545
Construction and land development	1,201	1,288	1,125	852	944
Commercial real estate	1,833	2,843	2,727	2,753	9,029
Residential real estate	7,772	7,939	7,978	8,022	7,427
Consumer installment	146	197	214	206	133

Total potential problem loans	$11,836	12,822	12,607	12,336	18,078

At June 30, 2013, approximately $0.7 million or 5.7% of total potential problem loans were past due at least 30 days but less than 90 days. At June 30, 2013, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the second quarter of 2013 and the previous four quarters.

	2013		2012
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$329	47	173	393	321
Construction and land development	—	135	8	—	270
Commercial real estate	1,498	—	230	—	92
Residential real estate	501	403	1,537	718	1,008
Consumer installment	147	36	62	27	59

Total	$2,475	621	2,010	1,138	1,750

Deposits

Total deposits were $666.5 million at June 30, 2013, compared to $636.8 million at December 31, 2012. Noninterest bearing deposits were $127.2 million, or 19.1% of total deposits, at June 30, 2013, compared to $118.0 million, or 18.5% of total deposits at December 31, 2012. The increase in total deposits of $29.7 million reflects growth and changes in customer preferences for short-term instruments in a low interest rate environment.

The average rate paid on total interest-bearing deposits was 1.04% in the first six months of 2013 and 1.26% in the first six months of 2012.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million and $40.0 million with $2.4 million and none outstanding at June 30, 2013 and December 31, 2012, respectively. Securities sold under agreements to repurchase totaled $2.6 million and $2.7 million at June 30, 2013 and December 31, 2012, respectively.

The average rate paid on short-term borrowings was 0.51% in the first six months of 2013 and 0.55% in the first six months of 2012.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $5.0 million and $25.0 million in long-term FHLB advances at June 30, 2013 and December 31, 2012, respectively. During the first six months of 2013, the Company repaid $20.0 million of FHLB advances with a weighted average interest rate of 3.38%. In addition, the Bank had $15.0 million in securities sold under agreements to repurchase with an original maturity greater than one year and $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at both June 30, 2013 and December 31, 2012.

The average rate paid on long-term debt was 3.62% in the first six months of 2013 and 3.76% in the first six months of 2012.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $65.2 million and $70.1 million as of June 30, 2013 and December 31, 2012, respectively. The change from December 31, 2012 was primarily driven by an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale of $7.0 million and cash dividends paid of $1.5 million, partially offset by net earnings of $3.6 million.

The Company’s tier 1 leverage ratio was 9.76%, tier 1 risk-based capital ratio was 16.45% and total risk-based capital ratio was 17.70% at June 30, 2013. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management uses earnings simulation modeling to estimate and manage interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model indicate that we were in compliance with our current guidelines at June 30, 2013.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model indicate that we were in compliance with our guidelines at June 30, 2013.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2013 and December 31, 2012, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At June 30, 2013, the Bank had a remaining available line of credit with the FHLB totaling $220.1 million. At June 30, 2013, the Bank also had $41.0 million of available federal funds lines with $2.4 million outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At June 30, 2013, the Bank had outstanding standby letters of credit of $8.8 million and unfunded loan commitments outstanding of $44.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2013, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $341.1 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in the first six months of 2013. During the full year 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses upon repurchase.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of June 30, 2013, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.4% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

	2013		2012
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Net interest income (GAAP)	$5,232	5,141	5,325	5,259	5,312
Tax-equivalent adjustment	365	382	396	416	416

Net interest income (Tax-equivalent)	$5,597	5,523	5,721	5,675	5,728

	Six months ended June 30,
(In thousands)	2013	2012

Net interest income (GAAP)	$10,373	10,313
Tax-equivalent adjustment	747	830

Net interest income (Tax-equivalent)	$11,120	11,143

Table 2—Selected Quarterly Financial Data

2013	2012
(Dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Results of Operations
Net interest income (a)	$5,597	5,523	5,721	5,675	5,728
Less: tax-equivalent adjustment	365	382	396	416	416
Net interest income (GAAP)	5,232	5,141	5,325	5,259	5,312
Noninterest income	2,071	1,655	1,788	2,017	1,814
Total revenue	7,303	6,796	7,113	7,276	7,126
Provision for loan losses	—	400	1,065	1,550	600
Noninterest expense	4,724	4,226	4,023	3,770	4,048
Income tax expense	672	481	365	347	449
Net earnings	$1,907	1,689	1,660	1,609	2,029

Per share data:
Basic and diluted net earnings	$0.52	0.46	0.46	0.44	0.56
Cash dividends declared	0.21	0.21	0.205	0.205	0.205
Weighted average shares outstanding:
Basic and diluted	3,642,955	3,642,918	3,642,903	3,642,876	3,642,826
Shares outstanding	3,642,993	3,642,928	3,642,903	3,642,903	3,642,843
Book value	$17.90	19.27	19.26	19.27	18.75
Common stock price
High	$22.33	22.60	24.87	23.20	26.65
Low	21.54	20.80	20.85	21.00	21.50
Period end	22.00	22.00	20.85	22.25	21.50
To earnings ratio	11.70	x	11.46	11.21	12.94	12.95
To book value	123%	114	108	115	115
Performance ratios:
Return on average equity	10.74%	9.47	9.30	9.22	12.06
Return on average assets	1.00%	0.87	0.88	0.86	1.07
Dividend payout ratio	40.38%	45.65	44.57	46.59	36.61
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.65%	1.73	1.69	1.52	1.63
Nonperforming loans	138%	143	64	44	79
Nonperforming assets as a % of:
Loans and other real estate owned	2.10%	2.42	3.83	4.61	3.31
Total assets	1.08%	1.24	2.03	2.46	1.75
Nonperforming loans as a % of total loans	1.19%	1.22	2.65	3.43	2.06
Annualized net charge-offs as a % of average loans	0.32%	0.36	0.39	2.00	1.61
Capital Adequacy:
Tier 1 risk-based capital ratio	16.45%	16.32	16.20	15.75	15.39
Total risk-based capital ratio	17.70%	17.57	17.46	17.00	16.65
Tier 1 Leverage Ratio	9.76%	9.42	9.58	9.54	9.26
Other financial data:
Net interest margin (a)	3.16%	3.09	3.22	3.23	3.26
Effective income tax rate	26.06%	22.17	18.02	17.74	18.12
Efficiency ratio (b)	61.61%	58.87	53.58	49.01	53.67
Selected average balances:
Securities	$266,056	263,074	253,765	265,670	293,072
Loans, net of unearned income	389,402	396,436	395,487	401,166	395,261
Total assets	761,534	777,756	755,991	748,055	760,413
Total deposits	652,952	653,802	630,950	624,813	639,182
Long-term debt	31,613	46,661	47,217	47,217	47,241
Total stockholders’ equity	71,006	71,317	71,421	69,826	67,296
Selected period end balances:
Securities	$270,794	270,219	259,475	254,819	277,246
Loans, net of unearned income	390,726	390,570	398,193	397,738	399,370
Allowance for loan losses	6,457	6,769	6,723	6,045	6,503
Total assets	767,747	772,155	759,833	753,467	766,161
Total deposits	666,490	659,056	636,817	629,824	644,246
Long-term debt	27,217	37,217	47,217	47,217	47,217
Total stockholders’ equity	65,211	70,217	70,149	70,206	68,292
(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3—Selected Financial Data

Six months ended June 30,
(Dollars in thousands, except per share amounts)	2013	2012
Results of Operations
Net interest income (a)	$11,120	11,143
Less: tax-equivalent adjustment	747	830
Net interest income (GAAP)	10,373	10,313
Noninterest income	3,726	6,678
Total revenue	14,099	16,991
Provision for loan losses	400	1,200
Noninterest expense	8,950	11,590
Income tax expense	1,153	707
Net earnings	$3,596	3,494

Per share data:
Basic and diluted net earnings	$0.99	0.96
Cash dividends declared	0.42	0.41
Weighted average shares outstanding:
Basic and diluted	3,642,936	3,642,782
Shares outstanding, at period end	3,642,993	3,642,843
Book value	$17.90	18.75
Common stock price
High	$22.60	26.65
Low	20.80	18.23
Period end	22.00	21.50
To earnings ratio	11.70	x	12.95
To book value	123%	115
Performance ratios:
Return on average equity	10.11%	10.48
Return on average assets	0.93%	0.92
Dividend payout ratio	42.42%	42.71
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.65%	1.63
Nonperforming loans	138%	79
Nonperforming assets as a % of:
Loans and other real estate owned	2.10%	3.31
Total assets	1.08%	1.75
Nonperforming loans as a % of total loans	1.19%	2.06
Annualized net charge-offs as a % of average loans	0.34%	0.84
Capital Adequacy:
Tier 1 risk-based capital ratio	16.45%	15.39
Total risk-based capital ratio	17.70%	16.65
Tier 1 Leverage Ratio	9.76%	9.26
Other financial data:
Net interest margin (a)	3.12%	3.19
Effective income tax rate	24.28%	16.83
Efficiency ratio (b)	60.29%	65.04
Selected average balances:
Securities	$264,574	294,955
Loans, net of unearned income	392,899	386,212
Total assets	769,602	758,623
Total deposits	653,375	634,418
Long-term debt	39,095	51,033
Total stockholders’ equity	71,162	66,707
Selected period end balances:
Securities	$270,794	277,246
Loans, net of unearned income	390,726	399,370
Allowance for loan losses	6,457	6,503
Total assets	767,747	766,161
Total deposits	666,490	644,246
Long-term debt	27,217	47,217
Total stockholders’ equity	65,211	68,292
(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4—Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$392,973	$5,224	bl	$397,221	$5,490	5.56%
Securities—taxable	197,165	901	1.83%	214,557	1,051	1.97%
Securities—tax-exempt (2)	68,891	1,071	6.24%	78,515	1,225	6.28%

Total securities	266,056	1,972	2.97%	293,072	2,276	3.12%
Federal funds sold	51,004	29	0.23%	14,786	7	0.19%
Interest bearing bank deposits	1,187	—	—	883	—	—

Total interest-earning assets	711,220	$7,225	4.07%	705,962	$7,773	4.43%
Cash and due from banks	13,932			13,815
Other assets	36,382			40,636

Total assets	$761,534			$760,413

Interest-bearing liabilities:
Deposits:
NOW	$104,132	$83	0.32%	$105,129	$83	0.32%
Savings and money market	168,594	217	0.52%	157,023	211	0.54%
Certificates of deposits less than $100,000	105,613	364	1.38%	109,672	453	1.66%
Certificates of deposits and other time deposits of $100,000 or more	153,644	685	1.79%	160,424	858	2.15%

Total interest-bearing deposits	531,983	1,349	1.02%	532,248	1,605	1.21%
Short-term borrowings	2,647	3	0.45%	3,530	5	0.57%
Long-term debt	31,613	276	3.50%	47,241	435	3.70%

Total interest-bearing liabilities	566,243	$1,628	1.15%	583,019	$2,045	1.41%
Noninterest-bearing deposits	120,969			106,934
Other liabilities	3,316			3,164
Stockholders’ equity	71,006			67,296

Total liabilities and stockholders’ equity	$761,534			$760,413

Net interest income and margin (tax-equivalent)		$5,597	3.16%		$5,728	3.26%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5—Average Balances and Net Interest Income Analysis

	Six months ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$396,498	$10,552	5.37%	$388,398	$10,755	5.57%
Securities—taxable	194,205	1,773	1.84%	216,675	2,219	2.06%
Securities—tax-exempt (2)	70,369	2,197	6.30%	78,280	2,440	6.27%

Total securities	264,574	3,970	3.03%	294,955	4,659	3.18%
Federal funds sold	55,881	60	0.22%	18,195	21	0.23%
Interest bearing bank deposits	892	—	—	1,032	—	—

Total interest-earning assets	717,845	$14,582	4.10%	702,580	$15,435	4.42%
Cash and due from banks	15,217			14,352
Other assets	36,540			41,691

Total assets	$769,602			$758,623

Interest-bearing liabilities:
Deposits:
NOW	$104,851	$166	0.32%	$101,651	$198	0.39%
Savings and money market	168,263	434	0.52%	154,029	450	0.59%
Certificates of deposits less than $100,000	105,533	745	1.42%	110,451	928	1.69%
Certificates of deposits and other time deposits of $100,000 or more	154,745	1,408	1.83%	163,437	1,754	2.16%

Total interest-bearing deposits	533,392	2,753	1.04%	529,568	3,330	1.26%
Short-term borrowings	2,754	7	0.51%	3,299	9	0.55%
Long-term debt	39,095	702	3.62%	51,033	953	3.76%

Total interest-bearing liabilities	575,241	$3,462	1.21%	583,900	$4,292	1.48%
Noninterest-bearing deposits	119,983			104,850
Other liabilities	3,216			3,166
Stockholders’ equity	71,162			66,707

Total liabilities and stockholders’ equity	$769,602			$758,623

Net interest income and margin (tax-equivalent)		$11,120	3.12%		$11,143	3.19%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6—Loan Portfolio Composition

	2013		2012
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Commercial and industrial	$56,030	55,736	59,334	58,579	59,418
Construction and land development	45,886	41,104	37,631	40,573	38,968
Commercial real estate	177,291	178,993	183,611	183,757	185,846
Residential real estate	99,021	102,978	105,631	103,319	104,227
Consumer installment	12,747	12,026	12,219	11,747	11,133

Total loans	390,975	390,837	398,426	397,975	399,592
Less: unearned income	(249)	(267)	(233)	(237)	(222)

Loans, net of unearned income	390,726	390,570	398,193	397,738	399,370
Less: allowance for loan losses	(6,457)	(6,769)	(6,723)	(6,045)	(6,503)

Loans, net	$384,269	383,801	391,470	391,693	392,867

Table 7—Allowance for Loan Losses and Nonperforming Assets

	2013		2012
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Allowance for loan losses:
Balance at beginning of period	$6,769	6,723	6,045	6,503	7,496
Charge-offs:
Commercial and industrial	—	(68)	(42)	(152)	(95)
Construction and land development	—	(39)	—	—	(231)
Commercial real estate	(118)	—	(340)	(1,626)	(1,218)
Residential real estate	(189)	(266)	(110)	(324)	(78)
Consumer installment	(45)	(17)	(17)	(35)	(26)

Total charge-offs	(352)	(390)	(509)	(2,137)	(1,648)
Recoveries	40	36	122	129	55

Net charge-offs	(312)	(354)	(387)	(2,008)	(1,593)
Provision for loan losses	—	400	1,065	1,550	600

Ending balance	$6,457	6,769	6,723	6,045	6,503

as a % of loans	1.65%	1.73	1.69	1.52	1.63
as a % of nonperforming loans	138%	143	64	44	79
Annualized net charge-offs as % of average loans	0.32%	0.36	0.39	2.00	1.61

Nonperforming assets:
Nonaccrual loans	$4,664	4,748	10,535	13,635	8,228
Other real estate owned	3,609	4,810	4,919	4,925	5,157

Total nonperforming assets	$8,273	9,558	15,454	18,560	13,385

as a % of loans and other real estate owned	2.10%	2.42	3.83	4.61	3.31
as a % of total assets	1.08%	1.24	2.03	2.46	1.75
Nonperforming loans as a % of total loans	1.19%	1.22	2.65	3.43	2.06
Accruing loans 90 days or more past due	$—	—	58	13	6

Table 8—Allocation of Allowance for Loan Losses

	2013		2012
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$675	14.3	$569	14.3	$812	14.9	$754	14.7	$731	14.9
Construction and land development	1,454	11.7	1,619	10.5	1,545	9.4	1,609	10.2	1,623	9.8
Commercial real estate	3,111	45.3	3,571	45.8	3,137	46.1	2,658	46.2	2,817	46.5
Residential real estate	1,125	25.3	885	26.3	1,126	26.5	947	26.0	1,278	26.1
Consumer installment	92	3.3	125	3.1	103	3.1	77	3.0	54	2.8

Total allowance for loan losses	$6,457		$6,769		$6,723		$6,045		$6,503

*	Loan balance in each category expressed as a percentage of total loans.

Table 9—CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2013
Maturity of:
3 months or less	$17,486
Over 3 months through 6 months	25,589
Over 6 months through 12 months	30,878
Over 12 months	82,468

Total CDs and other time deposits of $100,000 or more	$156,421

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: August 2, 2013	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: August 2, 2013	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)