Form 10-Q
period 2013-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2013-11-01
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2013

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $0.01 par value per share	3,643,118 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2013	December 31, 2012

Assets:
Cash and due from banks	$14,088	$18,762
Federal funds sold	36,955	42,682
Interest bearing bank deposits	11,211	505

Cash and cash equivalents	62,254	61,949

Securities available-for-sale	259,467	259,475
Loans held for sale	2,367	2,887
Loans, net of unearned income	380,705	398,193
Allowance for loan losses	(5,946)	(6,723)

Loans, net	374,759	391,470

Premises and equipment, net	10,729	10,528
Bank-owned life insurance	17,365	17,076
Other real estate owned	4,585	4,919
Other assets	13,076	11,529

Total assets	$744,602	$759,833

Liabilities:
Deposits:
Noninterest-bearing	$118,965	$118,014
Interest-bearing	531,456	518,803

Total deposits	650,421	636,817
Federal funds purchased and securities sold under agreements to repurchase	2,743	2,689
Long-term debt	22,217	47,217
Accrued expenses and other liabilities	3,414	2,961

Total liabilities	678,795	689,684

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,758	3,756
Retained earnings	70,915	67,821
Accumulated other comprehensive (loss) income, net	(2,264)	5,174
Less treasury stock, at cost—314,077 shares and 314,232 shares at September 30, 2013 and December 31, 2012, respectively	(6,641)	(6,641)

Total stockholders’ equity	65,807	70,149

Total liabilities and stockholders’ equity	$744,602	$759,833

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(In thousands, except share and per share data)	2013	2012	2013	2012

Interest income:
Loans, including fees	$5,104	$5,548	$15,656	$16,303
Securities	1,713	1,653	4,936	5,482
Federal funds sold and interest bearing bank deposits	39	11	99	32

Total interest income	6,856	7,212	20,691	21,817

Interest expense:
Deposits	1,344	1,509	4,097	4,839
Short-term borrowings	3	4	10	13
Long-term debt	239	440	941	1,393

Total interest expense	1,586	1,953	5,048	6,245

Net interest income	5,270	5,259	15,643	15,572
Provision for loan losses	—	1,550	400	2,750

Net interest income after provision for loan losses	5,270	3,709	15,243	12,822

Noninterest income:
Service charges on deposit accounts	224	268	707	838
Mortgage lending	750	1,038	2,397	2,492
Bank-owned life insurance	93	120	289	332
Gain on sale of affordable housing investments	—	—	—	3,268
Other	365	413	1,086	1,157
Securities gains, net:
Realized gains, net	—	178	679	738
Total other-than-temporary impairments	—	—	—	(130)

Total securities gains, net	—	178	679	608

Total noninterest income	1,432	2,017	5,158	8,695

Noninterest expense:
Salaries and benefits	2,139	2,209	6,503	6,557
Net occupancy and equipment	346	345	1,010	1,019
Professional fees	197	163	582	538
FDIC and other regulatory assessments	130	153	467	521
Other real estate owned, net	68	119	111	182
Prepayment penalties on long-term debt	541	—	2,012	3,720
Other	853	781	2,539	2,823

Total noninterest expense	4,274	3,770	13,224	15,360

Earnings before income taxes	2,428	1,956	7,177	6,157
Income tax expense	636	347	1,789	1,054

Net earnings	$1,792	$1,609	$5,388	$5,103

Net earnings per share:
Basic and diluted	$0.49	$0.44	$1.48	$1.40

Weighted average shares outstanding:
Basic and diluted	3,643,028	3,642,876	3,642,967	3,642,807

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2013	2012	2013	2012

Net earnings	$1,792	$1,609	$5,388	$5,103
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities	(433)	1,162	(7,010)	2,307
Reclassification adjustment for net gain on securities recognized in net earnings	—	(113)	(428)	(384)

Other comprehensive (loss) income	(433)	1,049	(7,438)	1,923

Comprehensive income (loss)	$1,359	$2,658	$(2,050)	$7,026

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416
Net earnings	—	—	—	5,103	—	—	5,103
Other comprehensive income	—	—	—	—	1,923	—	1,923
Cash dividends paid ($0.615 per share)	—	—	—	(2,240)	—	—	(2,240)
Sale of treasury stock (165 shares)	—	—	3	—	—	1	4

Balance, September 30, 2012	3,957,135	$39	$3,756	$66,908	$6,145	$(6,642)	$70,206

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149
Net earnings	—	—	—	5,388	—	—	5,388
Other comprehensive loss	—	—	—	—	(7,438)	—	(7,438)
Cash dividends paid ($0.63 per share)	—	—	—	(2,294)	—	—	(2,294)
Sale of treasury stock (155 shares)	—	—	2	—	—	—	2

Balance, September 30, 2013	3,957,135	$39	$3,758	$70,915	$(2,264)	$(6,641)	$65,807

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2013	2012

Cash flows from operating activities:
Net earnings	$5,388	$5,103
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	400	2,750
Depreciation and amortization	639	609
Premium amortization and discount accretion, net	1,620	2,351
Net gain on securities available for sale	(679)	(608)
Net gain on sale of loans held for sale	(1,693)	(2,488)
Net loss on other real estate owned	13	121
Loss on prepayment of long-term debt	2,012	3,720
Loans originated for sale	(80,169)	(111,476)
Proceeds from sale of loans	81,689	110,932
Increase in cash surrender value of bank owned life insurance	(289)	(332)
Gain on sale of affordable housing partnership investments	—	(3,268)
Net decrease in other assets	2,019	687
Net increase in accrued expenses and other liabilities	453	541

Net cash provided by operating activities	11,403	8,642

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	38,614	49,693
Proceeds from maturities of securities available-for-sale	48,588	93,377
Purchase of securities available-for-sale	(99,923)	(97,002)
Decrease (increase) in loans, net	14,033	(31,740)
Net purchases of premises and equipment	(516)	(1,128)
Decrease in FHLB stock	1,153	2,067
Proceeds from sale of affordable housing limited partnerships	—	8,499
Proceeds from sale of other real estate owned	2,599	3,493

Net cash provided by investing activities	4,548	27,259

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	951	9,741
Net increase in interest-bearing deposits	12,653	531
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	54	(258)
Repayments or retirement of long-term debt	(27,012)	(41,816)
Proceeds from sale of treasury stock	2	4
Dividends paid	(2,294)	(2,240)

Net cash used in financing activities	(15,646)	(34,038)

Net change in cash and cash equivalents	305	1,863
Cash and cash equivalents at beginning of period	61,949	55,428

Cash and cash equivalents at end of period	$62,254	$57,291

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,228	$6,570
Income taxes	258	818
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	2,278	641

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2013. The Company does not believe there were any material subsequent events during this period that would have required recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first quarter of 2013, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

•	ASU 2011-11, Disclosures about Offsetting Assets and Liabilities;

•	ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities; and

•	ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.

In the third quarter of 2013, the Company adopted new guidance related to the following Update:

•	ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.

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

ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, permits the Fed Funds Effective Swap Rate (Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to LIBOR and U.S. Treasury. The ASU also removes the restriction on using different benchmark rates for similar hedges. These changes are effective for the Company in the third quarter of 2013 with prospective application for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption of this ASU did not have a significant impact on the financial statements of the Company.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2013 and 2012, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective periods are presented below.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012

Basic and diluted:
Net earnings	$1,792	$1,609	$5,388	$5,103
Weighted average common shares outstanding	3,643,028	3,642,876	3,642,967	3,642,807

Earnings per share	$0.49	$0.44	$1.48	$1.40

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At September 30, 2013, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of September 30, 2013.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At September 30, 2013 and December 31, 2012, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2013 and December 31, 2012, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

September 30, 2013
Agency obligations (a)	$—	—	23,744	22,079	45,823	—	3,253	$49,076
Agency RMBS (a)	—	—	3,679	142,311	145,990	1,196	3,179	147,973
State and political subdivisions	—	2,096	19,739	45,077	66,912	1,998	399	65,313
Trust preferred securities	—	—	—	742	742	164	115	693

Total available-for-sale	$—	2,096	47,162	210,209	259,467	3,358	6,946	$263,055

December 31, 2012
Agency obligations (a)	$—	—	20,065	19,460	39,525	187	19	$39,357
Agency RMBS (a)	—	—	4,700	136,760	141,460	3,012	162	138,610
State and political subdivisions	111	1,830	21,006	54,891	77,838	5,222	—	72,616
Trust preferred securities	—	—	—	652	652	113	154	693

Total available-for-sale	$111	1,830	45,771	211,763	259,475	8,534	335	$251,276

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $135.8 million and $134.0 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.8 million and $3.0 million at September 30, 2013 and December 31, 2012, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2013 and December 31, 2012, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2013:
Agency obligations	$45,822	3,253	—	—	$45,822	3,253
Agency RMBS	95,325	3,179	—	—	95,325	3,179
State and political subdivisions	7,751	399	—	—	7,751	399
Trust preferred securities	—	—	385	115	$385	115

Total	$148,898	6,831	385	115	$149,283	6,946

December 31, 2012:
Agency obligations	$9,966	19	—	—	$9,966	19
Agency RMBS	25,207	162	—	—	25,207	162
Trust preferred securities	—	—	346	154	346	154

Total	$35,173	181	346	154	$35,519	335

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

Trust preferred securities

The unrealized losses associated with individual issuer trust preferred securities were primarily driven by wider credit spreads. Management evaluates the financial performance of individual community bank holding companies on a quarterly basis to determine if it is probable that such issuer can make all contractual principal and interest payments. Based upon its evaluation, the Company expects to recover the remaining amortized cost basis of these securities.

Cost-method investments

At September 30, 2013, cost-method investments with an aggregate cost of $1.8 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and has recognized the credit component of the loss in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities for the respective periods are presented below.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Balance, beginning of period	$757	$1,257	$1,257	$3,276
Additions:
Subsequent credit impairments	—	—	—	130
Reductions:
Securities sold	—	—	—	2,149
Securities fully written down and deemed worthless	—	—	500	—

Balance, end of period	$757	$1,257	$757	$1,257

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Individual issuer trust preferred securities	$—	$—	$—	$130

Total debt securities	—	—	—	130

Total other-than-temporary impairment charges	$—	$—	$—	$130

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$—	$—	$—	$130

Total other-than-temporary impairment on debt securities	$—	$—	$—	$130

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Gross realized gains	$—	$203	$685	$927
Gross realized losses	—	(25)	(6)	(189)
Other-than-temporary impairment charges	—	—	—	(130)

Realized gains, net	$—	$178	$679	$608

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
(In thousands)	2013	2012
Commercial and industrial	$58,766	$59,334
Construction and land development	37,062	37,631
Commercial real estate:
Owner occupied	57,082	64,368
Other	113,438	119,243

Total commercial real estate	170,520	183,611
Residential real estate:
Consumer mortgage	57,032	58,087
Investment property	45,533	47,544

Total residential real estate	102,565	105,631
Consumer installment	12,170	12,219

Total loans	381,083	398,426
Less: unearned income	(378)	(233)

Loans, net of unearned income	$380,705	$398,193

Loans secured by real estate were approximately 82.4% of the Company’s total loan portfolio at September 30, 2013. At September 30, 2013, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of September 30, 2013, and December 31, 2012.

		Accruing 30-89 Days	Accruing Greater than	Total Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

September 30, 2013:
Commercial and industrial	$58,260	444	6	58,710	56	$58,766
Construction and land development	35,470	—	—	35,470	1,592	37,062
Commercial real estate:
Owner occupied	55,992	49	—	56,041	1,041	57,082
Other	113,012	—	—	113,012	426	113,438
Total commercial real estate	169,004	49	—	169,053	1,467	170,520
Residential real estate:
Consumer mortgage	55,814	200	93	56,107	925	57,032
Investment property	44,859	289	—	45,148	385	45,533
Total residential real estate	100,673	489	93	101,255	1,310	102,565
Consumer installment	12,130	40	—	12,170	—	12,170
Total	$375,537	1,022	99	376,658	4,425	$381,083

December 31, 2012:
Commercial and industrial	$59,101	173	—	59,274	60	$59,334
Construction and land development	35,917	8	—	35,925	1,706	37,631
Commercial real estate:
Owner occupied	63,323	—	—	63,323	1,045	64,368
Other	113,344	230	—	113,574	5,669	119,243
Total commercial real estate	176,667	230	—	176,897	6,714	183,611
Residential real estate:
Consumer mortgage	55,521	1,202	58	56,781	1,306	58,087
Investment property	46,460	335	—	46,795	749	47,544
Total residential real estate	101,981	1,537	58	103,576	2,055	105,631
Consumer installment	12,157	62	—	12,219	—	12,219
Total	$385,823	2,010	58	387,891	10,535	$398,426

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2013 and December 31, 2012, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2013, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. In order to better capture the effects of the current economic cycle on the Company’s loan loss experience, the Company calculated average losses for all loan segments (except for the commercial real estate loan segment) using a rolling 8 quarter historical period for the quarter ended June 30, 2013. Based upon management’s review of charge-off trends for each loan segment, the Company continued to calculate average losses for the commercial real estate loan segment using a rolling 6 quarter historical period for the quarter ended June 30, 2013. If the Company continued to calculate average losses for all loan segments using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.1 million at June 30, 2013. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2013
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$675	1,454	3,111	1,125	92	$6,457
Charge-offs	(177)	(137)	(103)	(144)	—	(561)
Recoveries	23	1	21	—	5	50

Net (charge-offs) recoveries	(154)	(136)	(82)	(144)	5	(511)
Provision	25	(129)	75	1	28	—

Ending balance	$546	1,189	3,104	982	125	$5,946

Nine months ended:
Beginning balance	$812	1,545	3,137	1,126	103	$6,723
Charge-offs	(245)	(39)	(262)	(558)	(199)	(1,303)
Recoveries	40	5	4	62	15	126

Net charge-offs	(205)	(34)	(258)	(496)	(184)	(1,177)
Provision	(61)	(322)	225	352	206	400

Ending balance	$546	1,189	3,104	982	125	$5,946

	September 30, 2012
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$731	1,623	2,817	1,278	54	6,503
Charge-offs	(152)	—	(1,626)	(324)	(35)	$(2,137)
Recoveries	20	—	71	35	3	$129

Net charge-offs	(132)	—	(1,555)	(289)	(32)	(2,008)
Provision	155	(14)	1,396	(42)	55	$1,550

Ending balance	$754	1,609	2,658	947	77	$6,045

Nine months ended:
Beginning balance	$948	1,470	3,009	1,363	129	$6,919
Charge-offs	(246)	(231)	(2,844)	(435)	(68)	(3,824)
Recoveries	28	1	71	85	15	200

Net charge-offs	(218)	(230)	(2,773)	(350)	(53)	(3,624)
Provision	24	369	2,422	(66)	1	2,750

Ending balance	$754	1,609	2,658	947	77	$6,045

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2013 and 2012.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
September 30, 2013:
Commercial and industrial	$546	58,630	—	136	546	58,766
Construction and land development	1,090	35,469	99	1,593	1,189	37,062
Commercial real estate	2,919	167,564	185	2,956	3,104	170,520
Residential real estate	982	101,576	—	989	982	102,565
Consumer installment	125	12,170	—	—	125	12,170

Total	$5,662	375,409	284	5,674	5,946	381,083

September 30, 2012:
Commercial and industrial	$754	58,395	—	184	754	58,579
Construction and land development	1,468	36,817	141	3,756	1,609	40,573
Commercial real estate	2,519	175,733	139	8,024	2,658	183,757
Residential real estate	915	101,297	32	2,022	947	103,319
Consumer installment	77	11,747	—	—	77	11,747

Total	$5,733	383,989	312	13,986	6,045	397,975

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

•	Nonaccrual—includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
September 30, 2013:
Commercial and industrial	$53,776	4,184	750	56	$58,766
Construction and land development	34,175	177	1,118	1,592	37,062
Commercial real estate:
Owner occupied	54,076	1,083	882	1,041	57,082
Other	111,231	963	818	426	113,438
Total commercial real estate	165,307	2,046	1,700	1,467	170,520
Residential real estate:
Consumer mortgage	49,264	1,147	5,696	925	57,032
Investment property	41,808	1,619	1,721	385	45,533
Total residential real estate	91,072	2,766	7,417	1,310	102,565
Consumer installment	11,970	39	161	—	12,170
Total	$356,300	9,212	11,146	4,425	$381,083

December 31, 2012:
Commercial and industrial	$58,487	224	563	60	$59,334
Construction and land development	34,490	310	1,125	1,706	37,631
Commercial real estate:
Owner occupied	59,270	2,528	1,525	1,045	64,368
Other	111,719	653	1,202	5,669	119,243
Total commercial real estate	170,989	3,181	2,727	6,714	183,611
Residential real estate:
Consumer mortgage	49,462	1,544	5,775	1,306	58,087
Investment property	43,559	1,033	2,203	749	47,544
Total residential real estate	93,021	2,577	7,978	2,055	105,631
Consumer installment	11,850	155	214	—	12,219
Total	$368,837	6,447	12,607	10,535	$398,426

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2013 and December 31, 2012.

		September 30, 2013
(In thousands)		Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$	136	—	136
Construction and land development		2,879	(1,682)	1,197
Commercial real estate:
Owner occupied		1,220	(180)	1,040
Other		516	(90)	426

Total commercial real estate		1,736	(270)	1,466
Residential real estate:
Consumer mortgages		958	(186)	772
Investment property		340	(123)	217

Total residential real estate		1,298	(309)	989

Total	$	6,049	(2,261)	3,788

With allowance recorded:
Construction and land development	$	457	(61)	396	$99
Commercial real estate:
Owner occupied		882	—	882	117
Other		608	—	608	68

Total commercial real estate		1,490	—	1,490	185

Total	$	1,947	(61)	1,886	$284

Total impaired loans	$	7,996	(2,322)	5,674	$284

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2012
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$169	—	169
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	787	(212)	575
Other	7,914	(1,862)	6,052

Total commercial real estate	8,701	(2,074)	6,627
Residential real estate:
Consumer mortgages	971	(152)	819
Investment property	508	(110)	398

Total residential real estate	1,479	(262)	1,217

Total	$13,228	(4,018)	9,210

With allowance recorded:
Construction and land development	$471	(45)	426	$129
Commercial real estate:
Owner occupied	899	—	899	134

Total commercial real estate	899	—	899	134

Total	$1,370	(45)	1,325	$263

Total impaired loans	$14,598	(4,063)	10,535	$263

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended September 30, 2013		Nine months ended September 30, 2013
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$139	2	152	7
Construction and land development	1,596	—	1,608	—
Commercial real estate:
Owner occupied	1,927	13	1,993	42
Other	832	4	1,581	4

Total commercial real estate	2,759	17	3,574	46
Residential real estate:
Consumer mortgages	776	—	801	—
Investment property	231	—	323	—

Total residential real estate	1,007	—	1,124	—

Total	$5,501	19	6,458	53

	Quarter ended September 30, 2012		Nine months ended September 30, 2012
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$189	3	200	11
Construction and land development	3,801	—	4,357	—
Commercial real estate:
Owner occupied	2,468	14	2,537	49
Other	2,211	—	1,713	—

Total commercial real estate	4,679	14	4,250	49
Residential real estate:
Consumer mortgages	846	—	870	—
Investment property	855	—	650	—

Total residential real estate	1,701	—	1,520	—

Total	$10,370	17	10,327	60

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

The following is a summary of accruing and nonaccrual TDRs, which are included in impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of September 30, 2013, and December 31, 2012.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

September 30, 2013
Commercial and industrial	$136	—	136	$—
Construction and land development	—	1,593	1,593	99
Commercial real estate:
Owner occupied	882	292	1,174	117
Other	608	426	1,034	68

Total commercial real estate	1,490	718	2,208	185
Residential real estate:
Consumer mortgages	—	772	772	—
Investment property	—	217	217	—

Total residential real estate	—	989	989	—

Total	$1,626	3,300	4,926	$284

December 31, 2012
Commercial and industrial	$169	—	169	$—
Construction and land development	—	1,623	1,623	129
Commercial real estate:
Owner occupied	899	1,045	1,944	134
Other	—	432	432	—

Total commercial real estate	899	1,477	2,376	134
Residential real estate:
Consumer mortgages	—	819	819	—
Investment property	—	188	188	—

Total residential real estate	—	1,007	1,007	—

Total	$1,068	4,107	5,175	$263

At September 30, 2013, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended September 30,			Nine Months ended September 30,
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment

2013:
Commercial real estate:
Owner occupied	1	$882	882	1	$882	882
Other	1	606	610	1	1,037	1,041

Total commercial real estate	2	1,488	1,492	2	1,919	1,923
Residential real estate:
Consumer mortgages	1	678	674	2	808	804

Total residential real estate	1	678	674	2	808	804

Total	3	$2,166	2,166	4	$2,727	2,727

2012:
Construction and land development	1	$2,138	2,119	3	$4,981	3,873
Commercial real estate:
Owner occupied	—	—	—	4	3,167	2,225
Other	—	—	—	2	1,804	1,657

Total commercial real estate	—	—	—	6	4,971	3,882
Residential real estate:
Consumer mortgages	—	—	—	2	863	857
Investment property	1	375	373	1	375	373

Total residential real estate	1	375	373	3	1,238	1,230

Total	2	$2,513	2,492	12	$11,190	8,985

The majority of the loans modified in a TDR during the quarters and nine-month periods ended September 30, 2013 and 2012, respectively, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

For the nine months ended September 30, 2012, the decrease in the post modification outstanding recorded investment was primarily due to principal payments made by borrowers at the date of modification for construction and land development loans and A/B note restructurings for two owner occupied commercial real estate loans. Total charge-offs related to B notes were $0.9 million for the nine months ended September 30, 2012.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)

2013:
Construction and land development	—	$—	1	$1,197
Commercial real estate:
Other	1	426	1	426

Total commercial real estate	1	426	1	426

Total	1	$426	2	$1,623

2012:
Construction and land development	—	$—	1	$2,386

Total	—	$—	1	$2,386

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

NOTE 6: MORTGAGE SERVICING RIGHTS, NET

Mortgage servicing rights (“MSRs”) are recognized based on the fair value of the servicing rights on the date the corresponding mortgage loans are sold. An estimate of the fair value of the Company’s MSRs is determined using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

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

The following table details the change in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

MSRs, net:
Beginning balance	$1,979	$1,319	$1,526	$1,245
Additions, net	215	330	693	696
Amortization expense	(78)	(107)	(304)	(290)
Change in valuation allowance	172	(101)	373	(210)

Ending balance	$2,288	$1,441	$2,288	$1,441

Valuation allowance included in MSRs, net:
Beginning of period	$185	$226	$386	$117
End of period	13	327	13	327

Fair value of amortized MSRs:
Beginning of period	$2,453	$1,319	$1,526	$1,245
End of period	3,167	1,476	3,167	1,476

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying Consolidated Statements of Earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2013 and December 31, 2012, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

A summary of the Company’s interest rate swap agreements at September 30, 2013 and December 31, 2012 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

September 30, 2013:
Pay fixed / receive variable	$5,104	—	923
Pay variable / receive fixed	5,104	923	—

Total interest rate swap agreements	$10,208	923	923

December 31, 2012:
Pay fixed / receive variable	$5,367	—	1,210
Pay variable / receive fixed	5,367	1,210	—

Total interest rate swap agreements	$10,734	1,210	1,210

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2013, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Securities available-for-sale:
Agency obligations	$45,823	—	45,823	—
Agency RMBS	145,990	—	145,990	—
State and political subdivisions	66,912	—	66,912	—
Trust preferred securities	742	—	—	742

Total securities available-for-sale	259,467	—	258,725	742
Other assets (1)	923	—	923	—

Total assets at fair value	$260,390	—	259,648	742

Other liabilities(1)	$923	—	923	—

Total liabilities at fair value	$923	—	923	—

December 31, 2012:
Securities available-for-sale:
Agency obligations	$39,525	—	39,525	—
Agency RMBS	141,460	—	141,460	—
State and political subdivisions	77,838	—	77,838	—
Trust preferred securities	652	—	—	652

Total securities available-for-sale	259,475	—	258,823	652
Other assets (1)	1,210	—	1,210	—

Total assets at fair value	$260,685	—	260,033	652

Other liabilities(1)	$1,210	—	1,210	—

Total liabilities at fair value	$1,210	—	1,210	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Loans held for sale	$2,367	—	2,367	—
Loans, net(1)	5,390	—	—	5,390
Other real estate owned	4,585	—	—	4,585
Other assets (2)	2,288	—	—	2,288
Total assets at fair value	$14,630	—	2,367	12,263

December 31, 2012:
Loans held for sale	$2,887	—	2,887	—
Loans, net(1)	10,272	—	—	10,272
Other real estate owned	4,919	—	—	4,919
Other assets (2)	1,526	—	—	1,526
Total assets at fair value	$19,604	—	2,887	16,717

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents the carrying value of MSRs, net.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying consolidated balance sheets using Level 3 inputs:

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Beginning balance	$652	$1,986
Total realized and unrealized gains and (losses):
Included in net earnings	—	(6)
Included in other comprehensive income	90	115
Sales	—	(974)
Settlements	—	(500)
Ending balance	$742	$621

For Level 3 assets measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Recurring:

Trust preferred securities	$742	Discounted cash flow	Credit spread (basis points)	529 bp

Nonrecurring:

Impaired loans	$5,390	Appraisal	Appraisal discounts (%)	15.3%

Other real estate owned	4,585	Appraisal	Appraisal discounts (%)	8.8%

Mortgage servicing rights, net	2,288	Discounted cash flow	Prepayment speed or CPR (%)	7.5%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs
September 30, 2013:
Financial Assets:
Loans, net (1)	$374,759	$383,699	$—	$—	$383,699
Financial Liabilities:
Time Deposits	$263,496	$266,707	$—	$266,707	$—
Long-term debt	22,217	23,505	—	23,505	—

December 31, 2012:
Financial Assets:
Loans, net (1)	$391,470	$399,533	$—	$—	$399,533
Financial Liabilities:
Time Deposits	$263,195	$267,636	$—	$267,636	$—
Long-term debt	47,217	51,752	—	51,752	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine-month periods ended September 30, 2013 and 2012, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2012 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

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

•

legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

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

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses and other estimates;

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

•

the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

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

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Valley, Hurtsboro, and Notasulga, Alabama. In-store branches are located in the Kroger and Wal-Mart SuperCenter stores in both Auburn and Opelika. The Bank also operates commercial loan production in Montgomery and Phenix City, Alabama.

Summary of Results of Operations

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012

Net interest income (a)	$5,621	$5,675	$16,741	$16,818
Less: tax-equivalent adjustment	351	416	1,098	1,246

Net interest income (GAAP)	5,270	5,259	15,643	15,572
Noninterest income	1,432	2,017	5,158	8,695

Total revenue	6,702	7,276	20,801	24,267
Provision for loan losses	—	1,550	400	2,750
Noninterest expense	4,274	3,770	13,224	15,360
Income tax expense	636	347	1,789	1,054

Net earnings	$1,792	$1,609	$5,388	$5,103

Basic and diluted earnings per share	$0.49	$0.44	$1.48	$1.40

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $5.4 million for the first nine months of 2013, compared to $5.1 million for the first nine months of 2012. Basic and diluted earnings per share were $1.48 per share for the first nine months of 2013, compared to $1.40 per share for the first nine months of 2012.

Net interest income (tax-equivalent) was $16.7 million for the first nine months of 2013, compared to $16.8 million for the first nine months 2012. Net interest income (tax equivalent) declined slightly, despite continued improvement in the Company’s cost of funds, due to downward pressure on yields for earning assets. Average loans were $389.7 million in the first nine months of 2013, unchanged from the first nine months of 2012. Average deposits were $652.7 million in the first nine months of 2013, an increase of $21.5 million, or 3%, from the first nine months of 2012.

The provision for loan losses was $0.4 million and $2.8 million for the first nine months of 2013 and 2012, respectively. The Company’s annualized net charge-off ratio was 0.40% in the first nine months of 2013, compared to 1.24% in the first nine months of 2012. The decrease in the provision for loan losses was primarily due to a decline in net charge-offs and an improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans.

Noninterest income was $5.2 million for the first nine months of 2013, compared to $8.7 million in the first nine months of 2012. The decrease was primarily due to a non-recurring gain of $3.3 million realized in the first nine months of 2012 when the Company sold its interests in three affordable housing limited partnerships.

Noninterest expense was approximately $13.2 million in the first nine months of 2013 compared to $15.4 million in the first nine months of 2012. The decrease was primarily due to a decrease in prepayment penalties on long-term debt. During the first nine months of 2013, the Company repaid $25.0 million of long-term debt with a weighted average interest rate of 3.42% and incurred prepayment penalties of $2.0 million. During the first nine months of 2012, the Company repaid $38.0 million of long-term debt with a weighted average interest rate of 4.26% and incurred prepayment penalties of $3.7 million.

Income tax expense was approximately $2.3 million for the first nine months of 2013, compared to $1.1 million in the first nine months of 2012. The Company’s effective tax rate for the first nine months of 2013 was 24.93%, compared to 17.12% in the first nine months of 2012. The Company’s effective tax rate increased during the first nine months of 2013 when compared to the first nine months of 2012 primarily because the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a deferred tax valuation allowance of $0.5 million related to capital loss carry-forwards.

In the first nine months of 2013, the Company paid cash dividends of $2.3 million, or $0.63 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 18.55% and a Tier 1 leverage ratio of 9.96% at September 30, 2013.

In the third quarter of 2013, net earnings were $1.8 million, of $0.49 per share, compared to $1.6 million, or $0.44 per share for the third quarter of 2012. Net interest income (tax-equivalent) was $5.6 million for the third quarter of 2013, compared to $5.7 million for the third quarter of 2012. Net interest income (tax-equivalent) declined slightly, despite improvement in the Company’s funding mix and cost of funds, due to the decline in yields on earning assets and a decrease in average loans. There was no provision for loan losses in the third quarter of 2013, compared to $1.6 million for the third quarter of 2012. The Company’s annualized net charge-off ratio was 0.53% in the third quarter of 2013, compared to 2.00% in the third quarter of 2012. The decrease in the provision for loan losses was due to the same factors described above. Noninterest income was $1.4 million in the third quarter of 2013, compared to 2.0 million in the third quarter of 2012. The decrease was primarily due to declines in mortgage lending income of $0.3 million and net securities gains of $0.2 million. Noninterest expense was $4.3 million in the third quarter of 2013, compared to $3.8 million in the third quarter of 2012. The increase was due to $0.5 million of prepayment penalties on long-term debt incurred during the third quarter of 2013, when the Company repaid $5.0 million of long-term debt with an interest rate of 3.58%. Income tax expense was approximately $0.6 million for the third quarter of 2013, compared to $0.3 million in the third quarter of 2012. The Company’s effective tax rate for the third quarter of 2013 was 26.19%, compared to 17.74% in the third quarter of 2012. The Company’s effective tax rate increased due to the same factors described above.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2013, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. In order to better capture the effects of the current economic cycle on the Company’s loan loss experience, the Company calculated average losses for all loan segments (except for the commercial real estate loan segment) using a rolling 8 quarter historical period for the quarter ended June 30, 2013. Based upon management’s review of charge-off trends for each loan segment, the Company continued to calculate average losses for the commercial real estate loan segment using a rolling 6 quarter historical period for the quarter ended June 30, 2013. If the Company continued to calculate average losses for all loan segments using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.1 million at June 30, 2013. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2013 and December 31, 2012, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30,
	2013		2012
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$393,148	5.32%	$394,359	5.52%
Securities—taxable	195,863	1.91%	206,713	1.98%
Securities—tax-exempt	68,982	6.26%	78,409	6.25%

Total securities	264,845	3.05%	285,122	3.15%
Federal funds sold	50,372	0.21%	20,288	0.21%
Interest bearing bank deposits	3,672	0.62%	880	—

Total interest-earning assets	712,037	4.09%	700,649	4.40%

Deposits:
NOW	102,294	0.32%	100,597	0.36%
Savings and money market	170,086	0.52%	154,076	0.57%
Certificates of deposits less than $100,000	105,627	1.39%	109,383	1.66%
Certificates of deposits and other time deposits of $100,000 or more	155,455	1.80%	161,196	2.11%

Total interest-bearing deposits	533,462	1.03%	525,252	1.23%
Short-term borrowings	2,773	0.48%	3,088	0.56%
Long-term debt	34,946	3.60%	49,752	3.74%

Total interest-bearing liabilities	571,181	1.18%	578,092	1.44%

Net interest income and margin (tax-equivalent)	$16,741	3.14%	$16,818	3.21%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $16.7 million and $16.8 million in the first nine months of 2013 and 2012, respectively, as continued improvement in the Company’s funding mix and cost of funds largely offset declining yields on earning assets. Although net interest income declined slightly, management continues to seek to increase earnings by growing the Company’s loan portfolio (in total and as a percentage of earning assets), focusing on deposit pricing, and repaying higher-cost wholesale funding sources. These efforts to increase earnings were offset by management’s decision to reduce its securities portfolio as a percentage of total interest earning assets and carry higher levels of short-term interest earning assets (e.g. federal funds sold). As a result, the Company’s net interest margin (tax-equivalent) declined to 3.14% in the first nine months of 2013, compared to 3.21% for the first nine months of 2012.

The tax-equivalent yield on total interest-earning assets decreased by 31 basis points in the first nine months of 2013 from the first nine months of 2012 to 4.09%. The decrease was primarily due to the shift in our asset mix described above, lower reinvestment yields in the securities portfolio, and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase loans, generally, as well as the yields on new and renewed loans over the last several quarters.

The cost of total interest-bearing liabilities decreased 26 basis points in the first nine months of 2013 from the first nine months of 2012 to 1.18%. The net decrease was largely a result of the continued shift in our deposit mix, as we increased our lower-cost noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other higher-cost time deposits and long-term debt (i.e. wholesale funding).

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to lower reinvestment yields in the securities portfolio given the current interest rate environment, increased competition for quality loan opportunities, and fewer opportunities to reduce our cost of funds due to the low level of deposit rates currently.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The provisions for loan losses amounted to $0.4 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the provision for loan losses was primarily due to a decline in net charge-offs and improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.56% at September 30, 2013, compared to 1.69% at December 31, 2012. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Service charges on deposit accounts	$224	$268	$707	$838
Mortgage lending income	750	1,038	2,397	2,492
Bank-owned life insurance	93	120	289	332
Gain on sale of affordable housing investments	—	—	—	3,268
Securities gains, net	—	178	679	608
Other	365	413	1,086	1,157

Total noninterest income	$1,432	$2,017	$5,158	$8,695

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

MSRs are also evaluated for impairment periodically. Impairment is determined by grouping MSRs by common predominant characteristics, such as interest rate and loan type. If the aggregate carrying amount of a particular group of MSRs exceeds the group’s aggregate fair value, a valuation allowance for that group is established. The valuation allowance is adjusted as the fair value changes. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Origination income	$435	$1,072	$1,693	$2,488
Servicing fees, net	143	67	331	214
Decrease (increase) in MSR valuation allowance	172	(101)	373	(210)

Total mortgage lending income	$750	$1,038	$2,397	$2,492

The decrease in mortgage lending income was primarily due to a decline in origination income as refinance activity slowed. This decline was partially offset by a decrease in the valuation allowance for amortized MSRs and an increase in net servicing fees. Changes in the valuation allowance for amortized MSRs are recognized in earnings as a component of mortgage lending income. The decrease in the valuation allowance was primarily due to a slowing of prepayment speeds, which increased the value of our amortized MSRs.

The Company realized a gain on sale of $3.3 million during the first nine months of 2012 related to the sale of its interests in three affordable housing limited partnerships in January 2012. There were no such transactions in 2013.

Net securities gains consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains on the sale of securities were $679,000 for the first nine months of 2013, compared to net gains on the sale of securities of $738,000 for the first nine months of 2012. The Company incurred no other-than-temporary impairment charges for the first nine months of 2013, compared to $130,000 for the first nine months of 2012, which related to trust preferred securities.

There were no realized gains or losses on the sale of securities for the third quarter of 2013, compared to net gains on the sale of securities of $178,000 for the third quarter of 2012. The Company incurred no other-than-temporary impairment charges for the third quarter of 2013 and 2012.

Noninterest Expense

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Salaries and benefits	$2,139	$2,209	$6,503	$6,557
Net occupancy and equipment	346	345	1,010	1,019
Professional fees	197	163	582	538
FDIC and other regulatory assessments	130	153	467	521
Other real estate owned, net	68	119	111	182
Prepayment penalty on long-term debt	541	—	2,012	3,720
Other	853	781	2,539	2,823

Total noninterest expense	$4,274	$3,770	$13,224	$15,360

Salaries and benefits expense declined due to a reduction in full-time equivalents, lower group health insurance costs and officer bonus accruals. This decrease was partially offset by routine increases in salaries and wages. Beginning in 2013, the Company returned to a fully insured group health plan and was able to lower its benefits costs compared to 2012. Previously, the Company’s group health plan was self insured.

During the first nine months of 2013, the Company repaid $25.0 million of long-term debt with a weighted average interest rate of 3.42% and incurred prepayment penalties of $2.0 million. These prepayments included $5.0 million of long-term debt with an interest rate of 3.58% and prepayment penalties of $0.5 million during the third quarter of 2013. During the first nine months of 2012, the Company repaid $38.0 million of long-term debt with a weighted average interest rate of 4.26% and incurred prepayment penalties of $3.7 million.

Income Tax Expense

Income tax expense was approximately $1.8 million for the first nine months of 2013, compared to $1.1 million in the first nine months of 2012. The Company’s effective tax rate for the first nine months of 2013 was 24.93%, compared to 17.12% in the first nine months of 2012. The Company’s effective tax rate increased during the first nine months of 2013 when compared to the first nine months of 2012 primarily because the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a deferred tax valuation allowance of $0.5 million related to capital loss carry-forwards.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $259.5 million as of September 30, 2013 and December 31, 2012, respectively. Unrealized net losses on securities available-for-sale were $3.6 million at September 30, 2013 compared to unrealized net gains of $8.2 million at December 31, 2012. The change in unrealized gains (losses) on securities available-for-sale was due to an increase in long-term interest rates during the first nine months of 2013.

The average tax-equivalent yields earned on total securities were 3.05% in the first nine months of 2013 and 3.15% in the first nine months of 2012.

Loans

	2013			2012
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Commercial and industrial	$58,766	56,030	55,736	59,334	58,579
Construction and land development	37,062	45,886	41,104	37,631	40,573
Commercial real estate	170,520	177,291	178,993	183,611	183,757
Residential real estate	102,565	99,021	102,978	105,631	103,319
Consumer installment	12,170	12,747	12,026	12,219	11,747

Total loans	381,083	390,975	390,837	398,426	397,975
Less: unearned income	(378)	(249)	(267)	(233)	(237)

Loans, net of unearned income	$380,705	390,726	390,570	398,193	397,738

Total loans, net of unearned income, were $380.7 million at September 30, 2013, compared to $398.2 million at December 31, 2012. The decrease in total loans was primarily due to a $13.1 million decline in the commercial real estate portfolio as loan payoffs exceeded new loan originations. Included in these payoffs were three nonaccrual loans that had carrying amounts of $5.9 million at December 31, 2012. Four loan categories represented the majority of the loan portfolio at September 30, 2013: commercial real estate (45%), residential real estate (27%), construction and land development (10%) and commercial and industrial (15%). Approximately 33% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2013.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $16.3 million, or 4% of total loans, at September 30, 2013, compared to $15.8 million, or 4% of total loans, at December 31, 2012. For residential real estate mortgage loans with a consumer purpose, approximately $1.1 million and $1.3 million required interest-only payments at September 30, 2013 and December 31, 2012, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.4 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.32% in the first nine months of 2013 and 5.52% in the first nine months of 2012.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value (“LTV”) guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of the Bank’s capital accounts; or 20% of capital accounts if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having unsecured loan relationships in excess of approximately $16.0 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $14.4 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2013, the Company had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2013 (and related balances at December 31, 2012).

(In thousands)	September 30, 2013	December 31, 2012

Lessors of 1 to 4 family residential properties	$45,533	$47,544
Multi-family residential properties	29,761	30,392
Shopping centers	25,225	20,760
Office buildings	19,445	20,925

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At September 30, 2013 and December 31, 2012, the allowance for loan losses was $5.9 million and $6.7 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2013 and the previous four quarters is presented below.

	2013			2012
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Balance at beginning of period	$6,457	6,769	6,723	6,045	6,503
Charge-offs:
Commercial and industrial	(177)	—	(68)	(42)	(152)
Construction and land development	(137)	—	(39)	—	—
Commercial real estate	(103)	(118)	—	(340)	(1,626)
Residential real estate	(144)	(189)	(266)	(110)	(324)
Consumer installment	—	(45)	(17)	(17)	(35)

Total charge-offs	(561)	(352)	(390)	(509)	(2,137)
Recoveries	50	40	36	122	129

Net charge-offs	(511)	(312)	(354)	(387)	(2,008)
Provision for loan losses	—	—	400	1,065	1,550

Ending balance	$5,946	6,457	6,769	6,723	6,045

as a % of loans	1.56%	1.65	1.73	1.69	1.52
as a % of nonperforming loans	134%	138	143	64	44
Annualized net charge-offs as % of average loans	0.53%	0.32	0.36	0.39	2.00

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.56% at September 30, 2013, compared to 1.69% at December 31, 2012. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At September 30, 2013, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 134%, compared to 64% at December 31, 2012. The increase was primarily due to payoffs received on three nonperforming commercial real estate loans during the first quarter of 2013 with a total recorded investment of $5.9 million and no related allowance for loan losses at December 31, 2012. Excluding these nonperforming loans, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 144% at December 31, 2012.

At September 30, 2013, the Company’s recorded investment in loans considered impaired was $5.7 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million. At December 31, 2012, the Company’s recorded investment in loans considered impaired was $10.5 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million.

Nonperforming Assets

At September 30, 2013, the Company had $9.0 million in nonperforming assets, compared to $15.5 million at December 31, 2012. Nonperforming assets decreased primarily due to payoffs received on three nonperforming commercial real estate loans during the first quarter of 2013 with a total recorded investment of $5.9 million at December 31, 2012. The majority of the balance in nonperforming assets at September 30, 2013 related to deterioration in the commercial real estate and construction and land development loan portfolios.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2013 and the previous four quarters.

	2013			2012
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Nonperforming assets:
Nonaccrual loans	$4,425	4,664	4,748	10,535	13,635
Other real estate owned	4,585	3,609	4,810	4,919	4,925

Total nonperforming assets	$9,010	8,273	9,558	15,454	18,560

as a % of loans and other real estate owned	2.34%	2.10	2.42	3.83	4.61
as a % of total assets	1.21%	1.08	1.24	2.03	2.46
Nonperforming loans as a % of total loans	1.16%	1.19	1.22	2.65	3.43
Accruing loans 90 days or more past due	$99	—	—	58	13

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2013 and the previous four quarters.

	2013			2012
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Nonaccrual loans:
Commercial and industrial	$56	57	59	60	93
Construction and land development	1,592	1,601	1,615	1,706	3,840
Commercial real estate	1,467	1,484	1,610	6,714	7,207
Residential real estate	1,310	1,520	1,459	2,055	2,495
Consumer installment	—	2	5	—	—

Total nonaccrual loans	$4,425	4,664	4,748	10,535	13,635

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2013, the Company had $4.4 million in loans on nonaccrual, compared to $10.5 million at December 31, 2012.

At September 30, 2013, there were $99,000 in loans 90 days or more past due and still accruing interest compared to $58,000 at December 31, 2012.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2013 and the previous four quarters.

	2013			2012
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Other real estate owned:
Commercial:
Buildings	$1,829	535	540	608	707
Developed lots	1,275	1,275	1,275	1,275	1,285
Residential:
Condominiums	—	—	—	425	982
Undeveloped land	242	242	1,464	1,464	1,671
Other	1,239	1,557	1,531	1,147	280

Total other real estate owned	$4,585	3,609	4,810	4,919	4,925

At September 30, 2013 and December 31, 2012, respectively, the Company held $4.6 million and $4.9 million in OREO, which we acquired from borrowers. At September 30, 2013, approximately 73% of the total balance in OREO related to properties acquired from three borrowers with a total carrying value of $3.3 million.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $11.1 million, or 2.9% of total loans at September 30, 2013, compared to $12.6 million, or 3.2% of total loans at December 31, 2012.

The table below provides information concerning the composition of performing potential problem loans for the third quarter of 2013 and the previous four quarters.

	2013			2012
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Potential problem loans:
Commercial and industrial	$750	884	555	563	503
Construction and land development	1,118	1,201	1,288	1,125	852
Commercial real estate	1,700	1,833	2,843	2,727	2,753
Residential real estate	7,417	7,772	7,939	7,978	8,022
Consumer installment	161	146	197	214	206

Total potential problem loans	$11,146	11,836	12,822	12,607	12,336

At September 30, 2013, approximately $0.7 million or 6.2% of total potential problem loans were past due at least 30 days but less than 90 days. At September 30, 2013, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the third quarter of 2013 and the previous four quarters.

	2013			2012
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$444	329	47	173	393
Construction and land development	—	—	135	8	—
Commercial real estate	49	1,498	—	230	—
Residential real estate	489	501	403	1,537	718
Consumer installment	40	147	36	62	27

Total	$1,022	2,475	621	2,010	1,138

Deposits

Total deposits were $650.4 million at September 30, 2013, compared to $636.8 million at December 31, 2012. Noninterest bearing deposits were $119.0 million, or 18.3% of total deposits, at September 30, 2013, compared to $118.0 million, or 18.5% of total deposits at December 31, 2012. The increase in total deposits of $13.6 million reflects growth and changes in customer preferences for short-term instruments in a low interest rate environment.

The average rate paid on total interest-bearing deposits was 1.03% in the first nine months of 2013 and 1.23% in the first nine months of 2012.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million and $40.0 million with none outstanding at September 30, 2013 and December 31, 2012, respectively. Securities sold under agreements to repurchase totaled $2.7 million at September 30, 2013 and December 31, 2012, respectively.

The average rate paid on short-term borrowings was 0.48% in the first nine months of 2013 and 0.56% in the first nine months of 2012.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $5.0 million and $25.0 million in long-term FHLB advances at September 30, 2013 and December 31, 2012, respectively. During the first nine months of 2013, the Company repaid $20.0 million of FHLB advances with a weighted average interest rate of 3.38%. In addition, the Bank had $10.0 million and $15.0 million in securities sold under agreements to repurchase with an original maturity greater than one year at September 30, 2013 and December 31, 2012, respectively. During the first nine months of 2013, the Company repaid $5.0 million of its long-term securities sold under agreements to repurchase with an interest rate of 3.58%. At both September 30, 2013 and December 31, 2012, the Bank had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding.

The average rate paid on long-term debt was 3.60% in the first nine months of 2013 and 3.74% in the first nine months of 2012.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $65.8 million and $70.1 million as of September 30, 2013 and December 31, 2012, respectively. The change from December 31, 2012 was primarily driven by an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale of $7.4 million and cash dividends paid of $2.3 million, partially offset by net earnings of $5.4 million.

The Company’s tier 1 leverage ratio was 9.96%, tier 1 risk-based capital ratio was 17.29% and total risk-based capital ratio was 18.55% at September 30, 2013. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management uses earnings simulation modeling to estimate and manage interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model indicate that we were in compliance with our current guidelines at September 30, 2013.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model indicate that we were in compliance with our guidelines at September 30, 2013.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2013 and December 31, 2012, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At September 30, 2013, the Bank had a remaining available line of credit with the FHLB totaling $219.3 million. At September 30, 2013, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At September 30, 2013, the Bank had outstanding standby letters of credit of $8.8 million and unfunded loan commitments outstanding of $37.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2013, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $356.8 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in the first nine months of 2013. During the full year 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses upon repurchase.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2013, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.5% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Update has been issued by the FASB but is not yet effective:

•	ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

Information about this pronouncement is described in more detail below.

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, is expected to eliminate diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. These changes are effective for the Company in the first quarter of 2014 with prospective application applied to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. The Company is evaluating the impact this ASU will have on our consolidated financial statements.

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

	2013			2012
(in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Net interest income (GAAP)	$5,270	5,232	5,141	5,325	5,259
Tax-equivalent adjustment	351	365	382	396	416

Net interest income (Tax-equivalent)	$5,621	5,597	5,523	5,721	5,675

	Nine months ended September 30,
(In thousands)	2013	2012

Net interest income (GAAP)	$15,643	15,572
Tax-equivalent adjustment	1,098	1,246

Net interest income (Tax-equivalent)	$16,741	16,818

Table 2—Selected Quarterly Financial Data

2013	2012
(Dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Results of Operations
Net interest income (a)	$5,621	5,597	5,523	5,721	5,675
Less: tax-equivalent adjustment	351	365	382	396	416
Net interest income (GAAP)	5,270	5,232	5,141	5,325	5,259
Noninterest income	1,432	2,071	1,655	1,788	2,017
Total revenue	6,702	7,303	6,796	7,113	7,276
Provision for loan losses	—	—	400	1,065	1,550
Noninterest expense	4,274	4,724	4,226	4,023	3,770
Income tax expense	636	672	481	365	347
Net earnings	$1,792	1,907	1,689	1,660	1,609

Per share data:
Basic and diluted net earnings	$0.49	0.52	0.46	0.46	0.44
Cash dividends declared	0.21	0.21	0.21	0.205	0.205
Weighted average shares outstanding:
Basic and diluted	3,643,028	3,642,955	3,642,918	3,642,903	3,642,876
Shares outstanding, at period end	3,643,058	3,642,993	3,642,928	3,642,903	3,642,903
Book value	$18.06	17.90	19.27	19.26	19.27
Common stock price
High	$24.71	22.33	22.60	24.87	23.20
Low	22.00	21.54	20.80	20.85	21.00
Period end:	24.40	22.00	22.00	20.85	22.25
To earnings ratio	12.64	x	11.70	11.46	11.21	12.94
To book value	135%	123	114	108	115
Performance ratios:
Return on average equity	10.78%	10.74	9.47	9.30	9.22
Return on average assets	0.95%	1.00	0.87	0.88	0.86
Dividend payout ratio	42.86%	40.38	45.65	44.57	46.59
Asset Quality:
Allowance for loan losses as a% of:
Loans	1.56%	1.65	1.73	1.69	1.52
Nonperforming loans	134%	138	143	64	44
Nonperforming assets as a % of:
Loans and foreclosed properties	2.34%	2.10	2.42	3.83	4.61
Total assets	1.21%	1.08	1.24	2.03	2.46
Nonperforming loans as a % of total loans	1.16%	1.19	1.22	2.65	3.43
Annualized net charge-offs as a % of average loans	0.53%	0.32	0.36	0.39	2.00
Capital Adequacy:
Tier 1 risk-based capital ratio	17.29%	16.45	16.32	16.20	15.75
Total risk-based capital ratio	18.55%	17.70	17.57	17.46	17.00
Tier 1 Leverage Ratio	9.96%	9.76	9.42	9.58	9.54
Other financial data:
Net interest margin (a)	3.19%	3.16	3.09	3.22	3.23
Effective income tax rate	26.19%	26.06	22.17	18.02	17.74
Efficiency ratio (b)	60.60%	61.61	58.87	53.58	49.01
Selected average balances:
Securities	$265,380	266,056	263,074	253,765	265,670
Loans, net of unearned income	383,460	389,402	396,436	395,487	401,166
Total assets	751,311	761,534	777,756	755,991	748,055
Total deposits	651,334	652,952	653,802	630,950	624,813
Long-term debt	26,782	31,613	46,661	47,217	47,217
Total stockholders’ equity	66,485	71,006	71,317	71,421	69,826
Selected period end balances:
Securities	$259,467	270,794	270,219	259,475	254,819
Loans, net of unearned income	380,705	390,726	390,570	398,193	397,738
Allowance for loan losses	5,946	6,457	6,769	6,723	6,045
Total assets	744,602	767,747	772,155	759,833	753,467
Total deposits	650,421	666,490	659,056	636,817	629,824
Long-term debt	22,217	27,217	37,217	47,217	47,217
Total stockholders’ equity	65,807	65,211	70,217	70,149	70,206
(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3—Selected Financial Data

Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2013	2012
Results of Operations
Net interest income (a)	$16,741	16,818
Less: tax-equivalent adjustment	1,098	1,246
Net interest income (GAAP)	15,643	15,572
Noninterest income	5,158	8,695
Total revenue	20,801	24,267
Provision for loan losses	400	2,750
Noninterest expense	13,224	15,360
Income tax expense	1,789	1,054
Net earnings	$5,388	5,103

Per share data:
Basic and diluted net earnings	$1.48	1.40
Cash dividends declared	0.63	0.615
Weighted average shares outstanding:
Basic and diluted	3,642,967	3,642,807
Shares outstanding, at period end	3,643,058	3,642,903
Book value	$18.06	19.27
Common stock price
High	$24.71	26.65
Low	20.80	18.23
Period end	24.40	22.25
To earnings ratio	12.64	x	12.94
To book value	135%	115
Performance ratios:
Return on average equity	10.32%	10.04
Return on average assets	0.94%	0.90
Dividend payout ratio	42.57%	43.93
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.56%	1.52
Nonperforming loans	134%	44
Nonperforming assets as a % of:
Loans and other real estate owned	2.34%	4.61
Total assets	1.21%	2.46
Nonperforming loans as a % of total loans	1.16%	3.43
Annualized net charge-offs as a % of average loans	0.40%	1.24
Capital Adequacy:
Tier 1 risk-based capital ratio	17.29%	15.75
Total risk-based capital ratio	18.55%	17.00
Tier 1 Leverage Ratio	9.96%	9.54
Other financial data:
Net interest margin (a)	3.14%	3.21
Effective income tax rate	24.93%	17.12
Efficiency ratio (b)	60.39%	60.20
Selected average balances:
Securities	$264,845	285,122
Loans, net of unearned income	389,719	389,833
Total assets	763,438	755,075
Total deposits	652,687	631,195
Long-term debt	34,946	49,752
Total stockholders’ equity	69,586	67,754
Selected period end balances:
Securities	$259,467	254,819
Loans, net of unearned income	380,705	397,738
Allowance for loan losses	5,946	6,045
Total assets	744,602	753,467
Total deposits	650,421	629,824
Long-term debt	22,217	47,217
Total stockholders’ equity	65,807	70,206
(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4—Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$386,556	$5,104	5.24%	$406,153	$5,548	5.43%
Securities—taxable	199,125	1,029	2.05%	187,007	843	1.79%
Securities—tax-exempt (2)	66,255	1,037	6.21%	78,663	1,226	6.20%

Total securities	265,380	2,066	3.09%	265,670	2,069	3.10%
Federal funds sold	39,533	20	0.20%	24,426	11	0.18%
Interest bearing bank deposits	8,573	17	0.79%	579	—	—

Total interest-earning assets	700,042	$7,207	4.08%	696,828	$7,628	4.35%
Cash and due from banks	12,230			13,067
Other assets	39,039			38,160

Total assets	$751,311			$748,055

Interest-bearing liabilities:
Deposits:
NOW	$97,262	$77	0.31%	$98,512	$77	0.31%
Savings and money market	173,674	226	0.52%	154,169	207	0.53%
Certificates of deposits less than $100,000	105,811	356	1.33%	107,269	428	1.59%
Certificates of deposits and other time deposits of $100,000 or more	156,855	685	1.73%	156,765	797	2.02%

Total interest-bearing deposits	533,602	1,344	1.00%	516,715	1,509	1.16%
Short-term borrowings	2,809	3	0.42%	2,670	4	0.60%
Long-term debt	26,782	239	3.54%	47,217	440	3.71%

Total interest-bearing liabilities	563,193	$1,586	1.12%	566,602	$1,953	1.37%
Noninterest-bearing deposits	117,732			108,098
Other liabilities	3,901			3,529
Stockholders’ equity	66,485			69,826

Total liabilities and stockholders’ equity	$751,311			$748,055

Net interest income and margin (tax-equivalent)		$5,621	3.19%		$5,675	3.23%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5—Average Balances and Net Interest Income Analysis

	Nine months ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$393,148	$15,656	5.32%	$394,359	$16,303	5.52%
Securities—taxable	195,863	2,803	1.91%	206,713	3,062	1.98%
Securities—tax-exempt (2)	68,982	3,232	6.26%	78,409	3,666	6.25%

Total securities	264,845	6,035	3.05%	285,122	6,728	3.15%
Federal funds sold	50,372	81	0.21%	20,288	32	0.21%
Interest bearing bank deposits	3,672	17	0.62%	880	—	—

Total interest-earning assets	712,037	$21,789	4.09%	700,649	$23,063	4.40%
Cash and due from banks	14,018			13,921
Other assets	37,383			40,505

Total assets	$763,438			$755,075

Interest-bearing liabilities:
Deposits:
NOW	$102,294	$243	0.32%	$100,597	$274	0.36%
Savings and money market	170,086	661	0.52%	154,076	657	0.57%
Certificates of deposits less than $100,000	105,627	1,101	1.39%	109,383	1,356	1.66%
Certificates of deposits and other time deposits of $100,000 or more	155,455	2,092	1.80%	161,196	2,552	2.11%

Total interest-bearing deposits	533,462	4,097	1.03%	525,252	4,839	1.23%
Short-term borrowings	2,773	10	0.48%	3,088	13	0.56%
Long-term debt	34,946	941	3.60%	49,752	1,393	3.74%

Total interest-bearing liabilities	571,181	$5,048	1.18%	578,092	$6,245	1.44%
Noninterest-bearing deposits	119,225			105,943
Other liabilities	3,446			3,286
Stockholders’ equity	69,586			67,754

Total liabilities and stockholders’ equity	$763,438			$755,075

Net interest income and margin (tax-equivalent)		$16,741	3.14%		$16,818	3.21%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6—Loan Portfolio Composition

	2013			2012
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Commercial and industrial	$58,766	56,030	55,736	59,334	58,579
Construction and land development	37,062	45,886	41,104	37,631	40,573
Commercial real estate	170,520	177,291	178,993	183,611	183,757
Residential real estate	102,565	99,021	102,978	105,631	103,319
Consumer installment	12,170	12,747	12,026	12,219	11,747

Total loans	381,083	390,975	390,837	398,426	397,975
Less: unearned income	(378)	(249)	(267)	(233)	(237)

Loans, net of unearned income	380,705	390,726	390,570	398,193	397,738
Less: allowance for loan losses	(5,946)	(6,457)	(6,769)	(6,723)	(6,045)

Loans, net	$374,759	384,269	383,801	391,470	391,693

Table 7—Allowance for Loan Losses and Nonperforming Assets

	2013			2012
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Allowance for loan losses:
Balance at beginning of period	$6,457	6,769	6,723	6,045	6,503
Charge-offs:
Commercial and industrial	(177)	—	(68)	(42)	(152)
Construction and land development	(137)	—	(39)	—	—
Commercial real estate	(103)	(118)	—	(340)	(1,626)
Residential real estate	(144)	(189)	(266)	(110)	(324)
Consumer installment	—	(45)	(17)	(17)	(35)

Total charge-offs	(561)	(352)	(390)	(509)	(2,137)
Recoveries	50	40	36	122	129

Net charge-offs	(511)	(312)	(354)	(387)	(2,008)
Provision for loan losses	—	—	400	1,065	1,550

Ending balance	$5,946	6,457	6,769	6,723	6,045

as a % of loans	1.56%	1.65	1.73	1.69	1.52
as a % of nonperforming loans	134%	138	143	64	44
Net charge-offs as a % of average loans	0.53%	0.32	0.36	0.39	2.00

Nonperforming assets:
Nonaccrual loans	$4,425	4,664	4,748	10,535	13,635
Other real estate owned	4,585	3,609	4,810	4,919	4,925

Total nonperforming assets	$9,010	8,273	9,558	15,454	18,560

as a % of loans and foreclosed properties	2.34%	2.10	2.42	3.83	4.61
as a % of total assets	1.21%	1.08	1.24	2.03	2.46
Nonperforming loans as a % of total loans	1.16%	1.19	1.22	2.65	3.43
Accruing loans 90 days or more past due	$99	—	—	58	13

Table 8—Allocation of Allowance for Loan Losses

	2013						2012
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$546	15.4	$675	14.3	$569	14.3	$812	14.9	$754	14.7
Construction and land development	1,189	9.7	1,454	11.7	1,619	10.5	1,545	9.4	1,609	10.2
Commercial real estate	3,104	44.7	3,111	45.3	3,571	45.8	3,137	46.1	2,658	46.2
Residential real estate	982	26.9	1,125	25.3	885	26.3	1,126	26.5	947	26.0
Consumer installment	125	3.2	92	3.3	125	3.1	103	3.1	77	3.0

Total allowance for loan losses	$5,946		$6,457		$6,769		$6,723		$6,045

*	Loan balance in each category expressed as a percentage of total loans.

Table 9—CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2013
Maturity of:
3 months or less	$25,786
Over 3 months through 6 months	16,064
Over 6 months through 12 months	31,613
Over 12 months	84,309

Total CDs and other time deposits of $100,000 or more	$157,772

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: November 1, 2013	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: November 1, 2013	By:	/s/ David A. Hedges
David A. Hedges
VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)