Form 10-K
period 2013-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2014-03-24
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $50,893,590 as of June 30, 2013.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,643,173 shares of common stock as of March 14, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 13, 2014, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements or financial condition of the Company to be materially different from future results, performance, achievements or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

The Company’s principal executive offices are located at 100 N. Gay Street, Auburn, Alabama 36830, and its telephone number at such address is (334) 821-9200. The Company maintains an Internet website at www.auburnbank.com. The Company’s website and the information appearing on the website are not included or incorporated in, and are not part of, this report. The Company files annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. The SEC maintains an Internet site that contains reports, proxy, and other information. Our SEC filings are also available to the public free of charge from the SEC’s web site at www.sec.gov.

The Company directly owns all the common equity in one statutory trust, Auburn National Bancorporation Capital Trust I, a Delaware statutory trust, which was formed in 2003 for the purpose of issuing $7.0 million of floating rate capital securities, which are included in our Tier 1 capital.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area. The Bank’s primary service area includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 14 locations in its primary service area. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com

The Bank also has commercial loan production offices in Montgomery, Alabama and in Phenix City, Alabama.

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

Among the advantages that larger financial institutions have over the Bank are their ability to finance extensive advertising campaigns, to diversify their funding sources, and to allocate and diversify their assets among loans and securities of the highest yield in locations with the greatest demand. Many of the major commercial banks or their affiliates operating in the Bank’s service area offer services which are not presently offered directly by the Bank and they typically have substantially higher lending limits than the Bank.

Banks also have experienced significant competition for deposits from mutual funds, insurance companies and other investment companies and from money center banks’ offerings of high-yield investments and deposits. Certain of these competitors are not subject to the same regulatory restrictions as the Bank.

Selected Economic Data

Lee County’s population was estimated to be 147,468 in 2012, and has increased approximately 5.0% from 2010 to 2012. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton. Auto manufacturing is of increasing importance along Interstate Highway 85 to the east and west of Auburn. Kia Motors has a large automobile factory in nearby LaGrange, Georgia, and Hyundai Motors has a large automobile factory in Montgomery, Alabama.

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

The Bank has loans outstanding to borrowers in all industries within its primary service area. Any adverse economic or other conditions affecting these industries would also likely have an adverse effect on the local workforce, other local businesses, and individuals in the community that have entered into loans with the Bank. The auto manufacturing business and its suppliers have positively affected our local economy, but automobile manufacturing is cyclical and adversely affected by increases in interest rates. Decreases in automobile sales, including adverse changes due to interest rate increases, could adversely affect the Kia and Hyundai plants and their suppliers’ local spending and employment, and could adversely affect economic conditions in the markets we serve. However, management believes that due to the diversified mix of industries located within the Bank’s primary service area, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame. The Bank’s primary service area also is subject to both local and national economic conditions and fluctuations. While most loans are made within our primary service area, some residential mortgage loans are originated outside the primary service area, and the Bank from time to time has purchased loan participations from outside its primary service area.

Employees

At December 31, 2013, the Company and its subsidiaries had 155 full-time equivalent employees, including 35 officers.

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

Bank holding companies are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and have and maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the BHC’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including deposit share limits, and that the acquirer be “well capitalized” and “well managed”. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank may acquire and operate one or more banks in other states pursuant to a transaction in which the Alabama bank is the surviving bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Alabama. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), banks, including Alabama banks, may branch anywhere in the United States.

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

Federal Reserve policy, as well as the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, requires a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a bank subsidiary may not otherwise be warranted. In the event an FDIC-insured subsidiary becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of such plan up to 5% of the bank’s assets, and such guarantee is give priority in bankruptcy of the bank holding company. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC’s Deposit Insurance Fund (“DIF”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other creditors of the bank. See “Capital.”

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

The Dodd-Frank Act established the CFPB, which began exercising its regulatory authority upon the recess appointment of its director on January 4, 2012. The CFPB has the authority, previously exercised by the federal bank regulators to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, Truth in Savings, Fair Credit Reporting and Privacy of Consumer Financial Privacy. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority that affects bank regulation in these areas and bank regulators’ consumer examination and enforcement. Banks of all sizes will be subject to changes as the CFPB reviews and revises the regulations it administers. The CFPB has focused on various practices to date, including revising mortgage lending rules, credit card add-on products, indirect automobile lending, student lending, and payday and similar lending, and has a broad mandate to regulate consumer financial products, whether or not offered by banks or their affiliates.

Residential Mortgages

The CFPB’s final regulations implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan became effective January 10, 2014. These establish certain minimum requirements for creditors when making ability to pay determinations, and provide certain safe harbors from liability for mortgages that are “qualified mortgages” and are not “higher-priced.” Generally, these CFPB regulations apply to all consumer, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans — whether first or subordinate lien. Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Qualified mortgages must have: (1) a term not exceeding 30 years; (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment; (3) and be supported with documentation of the borrower and its credit. We anticipate focusing our residential mortgage origination on qualified mortgages and those that meet our investors’ requirements, but we may make loans that do not meet the safe harbor requirements for “qualified mortgages”. Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice.

The bank generally services the loans it originates, including those it sells. The CFPB adopted new mortgage servicing standards, effective in January 2014. These include new requirements regarding force-placed insurance, certain notices prior to rate adjustments on adjustable rate mortgages, and periodic disclosures to borrowers. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to increase the cost and compliance risks of servicing mortgage loans, and the mandatory delays in foreclosures could result in loss of value on collateral or the proceeds we may realize from a sale of foreclosed property.

Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice, and may also change due to the restructuring of Fannie Mae and Freddie Mac as part of the resolution of their conservatorships.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2013 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions acceptable to the Company. The Company’s assessment of its financial reporting controls as of December 31, 2013 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2013, the Bank paid cash dividends of approximately $3.3 million to the Company. At December 31, 2013, the Bank could have declared additional dividends of approximately $9.8 million without prior approval of regulatory authorities.

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

When fully-phased in by 2019, the Basel III capital rules will further limit permissible dividends, stock repurchases and discretionary bonuses by the Company and the Bank, respectively, unless the Company and the Bank meet the full capital conservation buffer requirement. See “Basel III Capital Rules.”

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines required at year end 2013 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity, retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

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

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2013 is included in Note 19 of the consolidated financial statements that accompany this report.

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

Basel III Capital Rules

The Federal Reserve and the other bank regulators adopted in June 2013 final capital rules for bank holding companies and banks implementing the Basel Committee on Banking Supervision’s “Basel III: A Global Regulatory Framework for more Resilient Banks and Banking Systems.” These new U.S. capital rules are called the “Basel III Rules.”

The Basel III Rules limits Tier 1 capital to common stock and noncumulative perpetual preferred stock, as well as trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, each of which are permanently grandfathered in Tier 1 capital for bank holding companies with less than $15 billion in assets. A new capital measure, “Common Equity Tier I Capital” or “CET1,” is introduced. CET1 includes common stock and related surplus, retained earnings and, subject to certain adjustments, minority common equity interests in subsidiaries. CET1 is reduced by deductions for:

•	Goodwill and other intangibles, other than mortgage servicing assets (“MSAs”), which are treated separately, net of associated deferred tax liabilities (“DTLs”);

•	Deferred tax assets (“DTAs”) arising from operating losses and tax credit carryforwards net of allowances and DTLs;

•	Gains on sale from any securitization exposure; and

•	Defined benefit pension fund net assets (i.e., excess plan assets), net of associated DTLs.

The Company intends to make a one-time election in its first regulatory report in 2015 and, as a result, CET1 would not be further adjusted for certain accumulated other comprehensive income (“AOCI”).

Additional “threshold deductions” of the following that are individually greater than 10% of CET1 or collectively greater than 15% of CET1 (after above deductions):

•	MSAs, net of associated DTLs;

•	DTAs arising from temporary differences that could not be realized through net operating loss carryback, net of any valuation allowances and DTLs; and

•	Significant common stock investments in unconsolidated financial institutions, net of associated DTLs.

Noncumulative perpetual preferred stock, Tier 1 minority interest not included in CET1, subject to limits, and current Tier 1 capital instruments issued to the U.S. Treasury, including shares issued pursuant to the TARP or SBLF programs, will qualify as additional Tier I capital. All other qualifying preferred stock, subordinated debt and qualifying minority interests will be included in Tier 2 capital.

In addition to the minimum risk-based capital requirements, a new “capital conservation buffer” of CET1 capital of at least 2.5% of total risk weighted assets, will be required. The capital conservation buffer will be calculated as the lowest of:

•	the banking organization’s CET1 capital ratio minus 4.5%;

•	the banking organization’s tier 1 capital ratio minus 6.0%; and

•	the banking organization’s total capital ratio minus 8.0%.

When fully-phased in by 2019, permissible dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

Buffer %	Buffer % Limit

More than 2.50%	None

> 1.875% - 2.50%	60.0%

> 1.250% - 1.875%	40.0

> 0.625% - 1.250%	20.0

≤ 0.625	- 0 -

The various capital elements and total capital under the Basel III Rules, when fully phased by January 1, 2019 will be:

	Existing	January 1, 2015	Fully Phased In January 1, 2019

Minimum CET1	—	3.50%	4.5%

CET1 Conservation Buffer	—	—	2.5%

Total CET1	—	4.50%	7.0%

Deductions and threshold deductions	—	40%	100%

Minimum Tier 1 Capital	4.0%	6.0%	6.0%

Minimum Total Capital	8.0%	8.0%	8.0%

Minimum Total Capital plus conservation buffer	8.0%	8.0%	10.5%

Changes in Risk-Weightings

The Basel III Rules also change some of the risk weightings used to determine risk-weighted capital adequacy. Among other things, the Basel III Rules:

•	Assign a 250% risk weight to MSAs;

•	Assign up to a 1,250% risk weight to structured securities, including private label mortgage securities, trust preferred CDOs and asset back securities;

•	Retain existing risk weights for residential mortgages, but assign a 100% risk weight to most commercial real estate loans and a 150% risk-weight for “high volatility” commercial real estate loans;

•	Assign a 150% risk weight to past due exposures (other than sovereign exposures and residential mortgages);

•	Assign a 250% risk weight to DTAs, to the extent not deducted from capital (subject to certain maximums);

•	Retain the existing 100% risk weight for corporate and retail loans; and

•	Increase the risk weight for exposures to qualifying securities firms from 20% to 100%.

Changes to Prompt Corrective Action Rules

Under the Basel III Rules, the prompt corrective action rules and categories change as of January 1, 2015. The following illustrates the range of the changes from well capitalized, to undercapitalized to critically undercapitalized categories. The adequately capitalized and significantly undercapitalized categories also would be retained with appropriate changes, but are not included in the following illustration.

	Minimums
	Current	Basel III

Well capitalized

CET1	—	6.5%

Tier 1 risk-based capital	6.0%	8.0%

Total risk-based capital	10.0%	10.0%

Tier 1 leverage ratio	5.0%	5.0%

Undercapitalized

CET1	—	< 4.5%

Tier 1 risk-based capital	< 4.0%	< 6.0%

Total risk-based capital	< 8.0%	< 8.0%

Tier 1 leverage ratio	< 5.0%	< 4.0%

Critically undercapitalized	Tangible equity to total assets < 2.0%	Tier 1 capital plus non-Tier 1 perpetual preferred stock to total assets < 2.0%

FDICIA

FDICIA directs that each federal bank regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth composition, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, safety and soundness, and such other standards as the federal bank regulatory agencies deem appropriate.

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

In 2011, the Federal Reserve repealed Regulation Q to permit banks to pay interest on demand deposits. The Federal Reserve has also engaged in several rounds of quantitative easing (“QE”) to reduce interest rates by buying bonds, and “Operation Twist” to reduce long term interest rates by buying long term bonds, while selling intermediate term securities. In 2013, the Federal Reserve began to taper its bond purchases under QE.

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

Effective April 1, 2011, and as discussed above under “Recent Regulatory Developments”, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity in accordance with changes mandated by the Dodd-Frank Act. The FDIC changed its assessment rates which shifted part of the burden of deposit insurance premiums toward depository institutions relying on funding sources other than U.S. deposits. Initial base assessment rates applicable to second quarter 2011 assessments (and prospectively until the DIF reserve ratio reaches 1.15 percent) are as follows:

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

Since inception of the new schedule, the Bank’s overall rate for assessment calculations has been 9 basis points or less, which is within the range of assessment rates for Risk Category I. The new methodology has reduced our expense related to FDIC insurance premiums in 2013, 2012 and 2011 compared to 2010. In 2010, the Company recorded $1.0 million to expense for FDIC insurance premiums. In 2011, the Company recorded $0.7 million in expense for FDIC insurance premiums, comprised of expense recognized for the first quarter of 2011 (under the old FDIC assessment rules), and expense recognized for the second, third and fourth quarters of 2011, respectively (under the new rules). In 2012 and 2013, the Company recorded $0.6 million and $0.5 million, respectively in expense for FDIC insurance premiums.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on FICO bonds. FICO assessments are set by the FDIC quarterly and ranged from 1.02 basis points in the first quarter of 2011 to 0.68 basis points in the last quarter of 2011, 0.66 basis points in all four quarters in 2012 and 0.64 basis points in all four quarters of 2013. The FICO assessment rate for the first quarter of 2014 is 0.62 basis points. FICO assessments of approximately $55,000, $45,000, and $44,000 were paid to the FDIC in 2011, 2012, and 2013, respectively.

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

The Guidance did not apply to the Bank’s CRE lending activities at year-end 2013. At December 31, 2013, the Bank had outstanding $36.5 million in construction and land development loans and $154.0 million in total CRE loans (excluding owner occupied), which represent approximately 45.6% and 192.4%, respectively, of the Bank’s total risk-based capital at December 31, 2013. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators continue to look at the risks of various assets and asset categories and risk management.

Other Dodd-Frank Act Provisions

The Dodd-Frank Act was signed into law on July 21, 2011. In addition to the capital, liquidity and FDIC deposit insurance changes discussed above, some of the provisions of the Dodd-Frank Act we believe may affect us are set forth below.

Financial Stability Oversight Council

The Dodd-Frank Act creates the Financial Stability Oversight Council or “FSOC”, which is chaired by the Secretary of the Treasury and composed of expertise from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability.

Executive Compensation

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

Section 954 of the Dodd-Frank Act added section 10D to the Exchange Act. Section 10D directs the SEC to adopt rules prohibiting a national securities exchange or association from listing a company unless it develops, implements, and discloses a policy regarding the recovery of executive compensation in certain circumstances. The policy must require that, in the event an accounting restatement due to material noncompliance with a financial reporting requirement under the federal securities laws, the company will recover from any current or former executive officer any incentive-based compensation (including stock options) received during the three year period preceding the date of the restatement, which is in excess of what would have been paid based on the restated financial statements. There is no requirement of wrongdoing by the executive, and the claw-back is mandatory and applies to all executive officers. Section 954 augments section 304 of the Sarbanes-Oxley Act of 2002 (“SOX”), which requires the CEO and CFO to return any bonus or other incentive or equity-based compensation received during the 12 months following the date of similarly inaccurate financial statements, as well as any profit received from the sale of employer securities during the period, if the restatement was due to misconduct. Unlike section 304, under which only the SEC may seek recoupment, the Dodd-Frank Act requires the company to seek the return of compensation. The SEC has yet to issue proposed rules under Section 954.

The Dodd-Frank Act requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

Section 956 of the Dodd-Frank Act prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. On June 21, 2010, the federal bank regulators adopted Guidance on Sound Incentive Compensation Policies, which, though targeted to larger, more complex organizations than the Company, includes principles that have been applied to smaller organizations similar to the Company. This Guidance applies to incentive compensation to executives as well as employees, who, “individually or a part of a group, have the ability to expose the relevant banking organization to material amounts of risk.” Incentive compensation should:

•	Provide employees incentives that appropriately balance risk and reward;
•	Be compatible with effective controls and risk-management;
•	Be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The federal bank regulators, the SEC and other regulators proposed regulations implementing Section 956 in April 2011, but no regulations have been adopted.

Other

The Dodd-Frank Act requires approximately 240-300 rulemakings and an estimated 130 studies. Many of the rules have not yet been proposed or adopted, and many are complex and require consultation among a variety of agencies, and their effects upon us, whether directly, or indirectly on the regulation and cost imposed on the markets and on others with whom we do business cannot be predicted.

Corporate Governance

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

Credit Ratings

The Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The federal bank regulators and the SEC have adopted rules to implement the Act’s requirement to delete references to rating agency ratings for various purposes, including “investment securities,” which are permissible bank investments.

Debit Card Interchange Fees

The “Durbin Amendment” to the Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The Federal Reserve has established standards for assessing whether interchange fees are reasonable and proportional, which a Federal District Court has ruled were improperly adopted. The Federal Reserve is appealing, and the district court’s ruling has been stayed. Since it has under $10 billion in assets, the interchange rules do not apply to the Bank.

Derivatives

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

Other Legislative and Regulatory Changes

Various legislative and regulatory proposals, in addition to those mandated by the Dodd-Frank Act, regarding substantial changes in banking, and the regulation of banks, thrifts and other financial institutions, compensation, and the regulation of financial markets and their participants and financial instruments, and the regulators of all of these, as well as the taxation of these entities, are being considered by the executive branch of the federal government, Congress and various state governments, including Alabama. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.

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

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama have not been as adversely affected as various other areas of the country. Although declines in the housing market appear to be stabilizing to improving, the declines in home prices and high levels of foreclosures, unemployment and under-employment since 2007, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by various financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit have led to increased levels of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity, although signs of stabilization and some recovery are beginning to evolve. Failures have increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions. We believe the following, among other things, may affect us in 2014:

•

We expect to face further increased regulation of our industry as a result of Dodd-Frank Act rulemaking and other initiatives by the U.S. government and its regulatory agencies, including the CFPB. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities and serve customers’ needs.

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

•

We have invested previously in trust preferred securities issued by various financial institutions, and purchased loan participations from other financial institutions. At year end 2013, we owned approximately $1.1 million in FHLB-Atlanta stock and approximately $0.4 million of stock in a correspondent bank. We sold our remaining investments in trust preferred securities in the fourth quarter of 2013 and at December 31, 2013 had only approximately $1.4 million of loan participations purchased from others. We may purchase loans and loan participations or similar interests in the future, and our results of operations and financial condition could be adversely affected in the event the originating institutions or their borrowers experience financial difficulties or fail.

•

Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

•

The Volcker Rule, including final regulations adopted on December 10, 2013, may affect us adversely by reducing securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules may decrease the range of permissible investments, such as collateral loan obligations (“CLOs”), which we could use to diversify our assets and for asset/liability management.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2013, the amortized cost of the Bank’s investments in FHLB and our correspondent bank’s common stock was approximately $1.5 million. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2013, our nonaccrual loans totaled $4.3 million, or 1.11% of total loans. In addition, we had approximately $3.9 million of other real estate owned at December 31, 2013. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially or weaknesses in the real estate markets persist or worsen, borrower payment behaviors change, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, may continue to adversely affect us.

The effects of the CFPB changes to mortgage rules effective at the beginning of 2014, the effects of CFPB mortgage servicing rules that became effective in January 2014, enforcement actions, reviews and settlements, proposed changes in the securitization rules under the Dodd-Frank Act, and the Basel III Rules, combined with the continuing conservatorships of Fannie Mae and Freddie Mac, the levels of risky assets at the FHA and its relatively low reserves for losses, current levels of home sales, and the risks of interest rates increasing from historically low levels, could have serious adverse effects on the mortgage markets and our mortgage operations. Such effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. In March 2014, Senate Banking Committee leaders announced bipartisan legislation to substantially restructure Fannie Mae and Freddie Mac and their manner of operating. It is unknown whether this legislation will be adopted, and if adopted, what its affects may be.

Declining real estate prices and higher interest rates charged on mortgage loans have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac, and FHA loans. Declines in real estate values, low home sales volumes, financial stress on borrowers as a result of job losses or reduced incomes, interest rate increases, generally, including resets on adjustable rate mortgage loans, maturities of second lien mortgages or other factors could have further adverse effects on borrowers and changes in mortgage loan rules, could result in fewer mortgage originations, higher delinquencies and greater charge-offs in future periods, as well as increased regulation capital requirement which would adversely affect our financial condition, including capital and liquidity, and our results of operations. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earnings, capital and liquidity could be adversely affected. Fannie Mae and Freddie Mac, the largest purchasers of residential mortgage loans, remain in federal conservatorship and the timing and effects of their resolution cannot be predicted.

Weaknesses in real estate markets may adversely affect the length of time and costs required to manage and dispose of, and the values realized from the sale of our OREO.

New CFPB residential mortgage origination rules may change our business and costs.

The CFPB’s final regulations implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan became effective in January 2014. These encourage the origination of residential mortgages that meet the new requirements for “qualified mortgages.” These may adversely affect our product offerings, reduce our mortgage origination volume and increase our costs to originate residential mortgage loans, which could adversely affect our results of operation and financial condition, especially where residential mortgage origination volume is declining, generally.

We may be contractually obligated to repurchase mortgage loans we sold to third parties on terms unfavorable to us.

As a routine part of its business, the Company originates mortgage loans that it subsequently sells in the secondary market, including to governmental agencies and government sponsored entities, such as Fannie Mae. In connection with the sale of these loans, the Company makes customary representations and warranties, the breach of which could result in the Company being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. Requests for mortgage loan repurchases have increased generally in recent years, although we have received no such requests in 2013. Such requests, if these increased, could require the establishment of reserves for possible repurchases and adversely affect our results of operation and financial condition.

Servicing requirements may change and require us to incur additional costs and risks.

On February 9, 2012, the DOJ and various state attorneys general announced a $25 billion agreement with the nation’s five largest mortgage servicers to address mortgage loan servicing and foreclosure abuses. While we were not a party to the settlement or a subject of the joint governmental investigation, we cannot be assured that the settlement may ultimately affect mortgage servicing standards generally, which could increase compliance and other costs of servicing residential mortgage loans. The CFPB continues to bring enforcement actions and develop proposals and rules that could increase the costs of providing mortgage servicing. This could reduce our income from servicing these types of loans and make it more difficult and costly to timely realize the value of collateral securing such loans upon a borrower default.

Changes in residential servicing regulations may have adverse effects on our resales and servicing of residential mortgage loans.

The CFPB adopted new residential mortgage servicing standards in January 2014 that add additional servicing requirements and that will increase our required servicer activities and delay foreclosures, among other things. These may adversely affect our costs to service residential mortgage loans, and together with the Basel III Rules, may decrease the returns on our MSRs.

Fannie Mae and Freddie Mac restructuring may adversely affect the mortgage markets and our sales of mortgages we originated

Fannie Mae and Freddie Mac remain in conservatorship. Recently, bi-partisan legislation was introduced in the U.S. Senate to restructure Fannie Mae and Freddie Mac to take them out of conservatorship and substantially change the way they conduct business in the future. Since these two entities dominate the residential mortgage markets, any changes could adversely affect our residential mortgage origination and servicing businesses and our results of operation and the returns on capital deployed in these businesses.

Our concentration of commercial real estate loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 54.7 % of our portfolio in CRE loans, as defined by the Federal Reserve, at year-end 2013 compared to 55.1 % at year-end 2012. The banking regulators continue to give CRE lending greater scrutiny, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Continued low demand for CRE, reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

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

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009. As of December 31, 2013, we had net deferred tax assets of $5.4 million. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities. The Basel III Rules reduce the regulatory capital benefits of deferred tax assets, also.

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

The Federal Reserve has taken aggressive actions to reduce interest rates generally, and the federal government continues large deficit spending. Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Increases in interest rates could also change consumers to shift their funds to more interest bearing instruments and to increase the competition for funds. The effects of the tapering of Federal Reserve bond purchases under QE are unpredictable and while the Federal Reserve has indicated it will seek to maintain low interest rates, interest rates could increase more than anticipated. See “Fiscal and Monetary Policy”.

The Federal Reserve has acknowledged the possibility of further recession and deflation. Should this occur, the financial services industry and our business could be adversely affected.

The recovery of the U.S. economy continues to progress slowly; national unemployment remains high at 6.7% in February 2014, and despite recent improvements, the housing market remains an important downside risk, subject to the risks of increases in interest rates and declining origination volumes. The restructuring of Fannie Mae and Freddie Mac, which dominate the residential mortgage markets, could adversely affect housing and the mortgage markets. Given the concerns about the U.S. economy and the costs of complying with new healthcare laws, U.S. employers continue to approach hiring with caution, and as a result unemployment may continue at high levels. Monetary and fiscal policy measures, including federal income tax changes at the beginning of 2013, may adversely affect the recovery, unemployment levels, and long-term stability in the financial markets. Any shift from fiscal stimulus efforts to fiscal restraint, and higher income and other taxes and government- imposed increased costs, such as those and under the Affordable Care Act, could adversely affect disposable income, the economy, and cause instability in the financial markets. Various governments in Europe have announced budget reductions and/or austerity measures as a means to limit fiscal budget deficits as a result of the economic crisis. Additionally, many state and local governments in the U.S. have also implemented budget reductions. Such economic factors could affect us in a variety of substantial and unpredictable ways, as well as affect our borrowers’ ability and willingness to meet their repayment obligations. These factors could have a material adverse effect on our results of operation and financial condition, liquidity and earnings.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. While stabilizing to increasing, the levels of sales, as well as the values of real estate in our markets generally remain below the levels of several years ago. Declining interest rates reflect efforts by the Federal Reserve to stimulate the economy, but such efforts may not be effective, and otherwise adversely affect our net interest margin and thus may negatively affect our results of operations and financial condition, liquidity and earnings. Tapering of QE by the Federal Reserve, especially reductions in the Federal Reserve’s purchases of residential mortgage-backed securities, could increase mortgage rates and decrease origination volumes, which have been declining generally in the second half of 2013.

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

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the Alabama Superintendent, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, and a large number of required Dodd-Frank Act rules have yet to be proposed or finalized, and the effects of all these cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition. Our consumer finance products, including residential mortgage loans, are subject to CFPB regulations and evolving standards reflecting CFPB releases, rule-making and enforcement actions.

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

We and the Bank must meet regulatory capital requirements and maintain sufficient liquidity, including liquidity at the Company, as well as the Bank. If we fail to meet these capital and other regulatory requirements, including more rigorous requirements arising from our regulators’ implementation of Basel III, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed”, including meeting the Basel III capital conservation buffers, for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on our common stock and our ability to make acquisitions, and we would no longer meet the requirements for becoming a financial holding company. These could also affect our ability to use discretionary bonuses to attract and retain quality people.

The Dodd-Frank Act restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies.

Under the Dodd-Frank Act, banks and thrift holding companies with assets of less than $15 billion as of December 31, 2009 will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital, only bank holding companies with assets of less than $500 million will be permitted to continue to issue trust preferred securities and have them count as Tier 1 capital. Accordingly, should we determine it is advisable, or should our regulators require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital, we would not be able to issue additional trust preferred securities, and would instead have to issue preferred stock or common equity. To the extent we issue new equity, it could result in dilution to our shareholders. To the extent we issue preferred stock, dividends on the preferred stock, unlike distributions paid on trust preferred securities, would not be tax deductible, and the preferred stock would have a preference in liquidation and in dividends to our common stock.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.

We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future under currently effective rules. We may, however, need to raise additional capital to support our growth or currently unanticipated losses, or to meet the needs of our communities, resulting from failures or cutbacks by our competitors, and the Basel III Rules. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are currently disrupted and limited by events outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results.

We regularly evaluate potential acquisitions and expansion opportunities, including new branches and other offices. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches, or businesses, as well as other geographic and product expansion activities, involve various risks including:

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

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could affect our customers’ privacy and our customer relationships, generally. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption, “cyber-attack”, or security breaches, there is no assurance that these events will not occur and, if they do occur, that they will be adequately addressed without undue effects on our business, including loss of customers and added costs. In addition to the immediate costs of any failure, interruption or security breach, including those at our third-party service providers, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Cyber attacks are increasing in general, and are a regulatory and business focus, as is vendor management for third parties who supply us with services, including information technology and customer products.

Severe weather, natural disasters, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes, tornados, drought and floods, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Your ability to sell or purchase common shares depends upon the existence of an active trading market for our common stock. Although our common stock is quoted on the Nasdaq Global Market, the volume of trades on any given day has been limited historically. As a result, you may be unable to sell or purchase shares of our common stock at the volume, price and time that you desire. Additionally, whether the purchase or sales prices of our common stock reflects a reasonable valuation of our common stock also is affected by an active trading market, and thus the price you receive for a thinly-traded stock such as common stock, may not reflect its true or intrinsic value. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and nine full-service branches. The Bank also operates commercial loan production offices in Montgomery and Phenix City, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office offers the full line of the Bank’s services and has one ATM. The Bank completed construction on a new drive-through facility located on the main office campus in October 2012. This drive-through facility has five drive-through lanes, including an ATM, and a walk-up teller window.

The Bank also owns a commercial office building, the AuburnBank Center (the “Center”), which is located next to the Bank’s main office. The Center has approximately 23,000 square feet of space. The Bank’s mortgage division, data processing activities, as well as other operations, are located in the Center. In total, the main office and Center parking lots provide parking for approximately 196 vehicles.

The Bank’s Auburn Kroger branch was opened in August 1988 and is located in the Kroger supermarket in the Corner Village Shopping Center in Auburn, Alabama. The bank leases approximately 500 square feet of space for this branch. In September 2008, the Bank entered into a new lease agreement with the Kroger Corporation for five years with options for two 5-year extensions. In September 2013, the Bank exercised its option to extend the lease for another five years. This branch offers the full line of the Bank’s deposit and other services including an ATM, except safe deposit boxes.

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

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2013, the Bank renewed its lease for another year.

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

In September 2011, the Bank opened a loan production office in Montgomery, Alabama, about 50 miles west of Auburn, Alabama. In August 2013, the Bank renewed its lease for another two years.

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

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 14, 2014, there were approximately 3,643,173 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 442 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2013
First Quarter	$22.60	$20.80	$0.21
Second Quarter	22.33	21.54	0.21
Third Quarter	24.71	22.00	0.21
Fourth Quarter	25.75	23.93	0.21

2012
First Quarter	$21.99	$18.23	$0.205
Second Quarter	26.65	21.50	0.205
Third Quarter	23.20	21.00	0.205
Fourth Quarter	24.87	20.85	0.205

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

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2008 to December 31, 2013, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2008). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

Auburn National Bancorporation, Inc.	100.00	101.30	107.43	103.28	120.53	149.88
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Southeast Bank	100.00	100.41	97.49	57.04	94.75	128.40

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Under the Plans or Programs
October 1 – October 31, 2013	—	—	—	—
November 1 – November 30, 2013	—	—	—	—
December 1 – December 31, 2013	—	—	—	—
Total	—	—	—	—

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

ITEM 6.	SELECTED FINANCIAL DATA

See Table 2 “Selected Financial Data” and general discussion in Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2013 and 2012 and our results of operations for the years ended December 31, 2013, 2012, and 2011. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

OVERVIEW

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro, Notasulga and Valley, Alabama. In-store branches are located in the Kroger and Wal-Mart SuperCenter stores in both Auburn and Opelika. The Bank also operates commercial loan production offices in Montgomery and Phenix City, Alabama.

Summary of Results of Operations

	Year ended December 31

(Dollars in thousands, except per share data)	2013	2012	2011

Net interest income (a)	$22,362	$22,539	$20,944
Less: tax-equivalent adjustment	1,440	1,642	1,719

Net interest income (GAAP)	20,922	20,897	19,225
Noninterest income	7,298	10,483	5,177

Total revenue	28,220	31,380	24,402
Provision for loan losses	400	3,815	2,450
Noninterest expense	18,412	19,383	16,357
Income tax expense	2,290	1,419	57

Net earnings	$7,118	$6,763	$5,538

Basic and diluted earnings per share	$1.95	$1.86	$1.52

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $7.1 million, or $1.95 per share, for the full year 2013, compared to $6.8 million, or $1.86 per share, for the full year 2012.

Net interest income (tax-equivalent) was $22.4 million for the full year 2013, compared to $22.5 million for the full year 2012. Although net interest income (tax-equivalent) declined slightly, continued improvement in the Company’s funding mix and cost of funds largely offset declining yields on earning assets.

The provision for loan losses was $0.4 million for the full year 2013, compared to $3.8 million for the full year 2012. The decrease in the provision for loan losses was primarily due to a decline in net charge-offs and improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans. Net charge-offs were $1.9 million, or 0.48% of average loans, for the full year 2013, compared to $4.0 million, or 1.03% of average loans, for the full year 2012. This decrease was primarily due to a decline in net charge-offs for commercial real estate loans. In 2012, net charge-offs were impacted by a few individually significant charge-offs, including $3.1 million related to three borrowing relationships.

Noninterest income was $7.3 million in 2013, compared to $10.5 million in 2012. The decrease was primarily due to a non-recurring gain of $3.3 million realized in 2012 when the Company sold its interests in three affordable housing limited partnerships and a decrease in mortgage lending income of $0.6 million as rising rates negatively impacted refinance activity. These decreases were partially offset by a $1.0 million gain on sale of premises and equipment realized in 2013 when the Company sold certain real property in downtown Auburn that was no longer used for Company operations and was fully leased to third party tenants.

Noninterest expense was $18.4 million in 2013, compared to $19.4 million in 2012. The decrease was primarily due to a decrease in prepayment penalties on long-term debt of $0.7 million. During 2013, the Company repaid $35.0 million long-term debt with a weighted average interest rate of 3.46% and incurred prepayment penalties of $3.0 million. During 2012, the Company repaid $38.0 million of long-term debt with a weighted average interest rate of 4.26% and incurred prepayment penalties of $3.7 million.

Income tax expense for the full year 2013 was $2.3 million, compared to $1.4 million for the full year 2012. The Company’s effective income tax rate was 24.34% for the full year 2013, compared to 17.34% for the full year 2012. In addition to a 15% increase in the level of earnings before taxes, the Company’s effective tax rate increased because the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a $0.5 million deferred tax valuation allowance related to capital loss carry-forwards.

In 2013, the Company paid cash dividends of $3.1 million, or $0.84 per share. The Company remains well capitalized under current regulatory guidelines with a total risk-based capital ratio of 18.40%, a tier one risk-based capital ratio of 17.19%, and a tier one leverage capital ratio of 10.10% at December 31, 2013.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2013 and 2012, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2013, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. Beginning with the quarter ended June 30, 2013, the Company calculated average losses for all loan segments (except for the commercial real estate loan segment) using a rolling 8 quarter historical period in order to better capture the effects of the current economic cycle on the Company’s loan loss experience and continued this methodology through December 31, 2013. Based upon management’s review of charge-off trends for each loan segment, the Company continues to calculate average losses for the commercial real estate loan segment using a rolling 6 quarter historical period. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Fair values are based on active market prices of identical assets or liabilities when available. Comparable assets or liabilities or a composite of comparable assets in active markets are used when identical assets or liabilities do not have readily available active market pricing. However, some of the Company’s assets or liabilities may lack an available or comparable trading market characterized by frequent transactions between willing buyers and sellers. In these cases, fair value is estimated using pricing models that use discounted cash flows and other pricing techniques. Pricing models and their underlying assumptions are based upon management’s best estimates for appropriate discount rates, default rates, prepayments, market volatility and other factors, taking into account current observable market data and experience.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the we will realize the benefits of these deductible differences at December 31, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2013		2012		2011

	Average	Yield/	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Loans and loans held for sale	$390,288	5.28%	$395,938	5.54%	$376,000	5.67%
Securities - taxable	195,850	2.00%	199,794	1.94%	223,638	2.69%
Securities - tax-exempt (a)	67,797	6.25%	77,447	6.24%	79,329	6.37%

Total securities	263,647	3.09%	277,241	3.14%	302,967	3.65%
Federal funds sold	48,671	0.22%	27,466	0.20%	28,905	0.19%
Interest bearing bank deposits	5,634	0.75%	793	—	1,394	0.05%

Total interest-earning assets	708,240	4.08%	701,438	4.38%	709,266	4.57%

Deposits:
NOW	101,034	0.32%	99,664	0.35%	90,565	0.58%
Savings and money market	171,413	0.52%	153,668	0.56%	138,428	0.72%
Certificates of deposits less than $100,000	105,631	1.36%	108,726	1.63%	114,490	1.95%
Certificates of deposits and other time deposits of $100,000 or more	155,781	1.77%	161,128	2.08%	181,242	2.38%

Total interest-bearing deposits	533,859	1.01%	523,186	1.21%	524,725	1.54%
Short-term borrowings	2,817	0.50%	2,970	0.54%	2,423	0.50%
Long-term debt	31,518	3.59%	49,115	3.73%	86,899	3.91%

Total interest-bearing liabilities	568,194	1.15%	575,271	1.42%	614,047	1.87%

Net interest income and margin (a)	$22,362	3.16%	$22,539	3.21%	$20,944	2.95%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

2013 vs. 2012 comparison

Net interest income (tax-equivalent) was $22.4 million in 2013, compared to $22.5 million in 2012. Although net interest income (tax-equivalent) declined slightly, management continues to seek to increase earnings by growing the Company’s loan portfolio (in total and as a percentage of earning assets), focusing on deposit pricing, and repaying higher-cost wholesale funding sources. These efforts to increase earnings were offset by management’s decision to reduce the Company’s securities portfolio as a percentage of total interest earning assets and carry higher levels of short-term interest earning assets (e.g. federal funds sold) during 2013. As a result, the Company’s net interest margin (tax-equivalent) declined to 3.16% in 2013, compared to 3.21% in 2012.

The tax-equivalent yield on total interest-earning assets decreased by 30 basis points in 2013 from 2012 to 4.08%. The decrease was primarily due to the shift in our asset mix described above and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase loans, generally, and to increase the yields on new and renewed loans, over the last several quarters.

The cost of total interest-bearing liabilities decreased 27 basis points in 2013 from 2012 to 1.15%. The net decrease was largely the result of the continued shift in our deposit mix, as we increased our lower-cost noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other higher-cost time deposits and long-term debt (i.e. wholesale funding).

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $0.4 million, $3.8 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The provision for loan losses decreased in 2013 compared to 2012 primarily due to a decline in net charge-offs and improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans. Net charge-offs were $1.9 million, or 0.48% of average loans, in 2013, compared to $4.0 million, or 1.03% of average loans, in 2012. This decrease was primarily due to a decline in net charge-offs for commercial real estate loans. In 2012, net charge-offs were impacted by a few individually significant charge-offs, including $3.1 million related to three borrowing relationships.

The provision for losses increased in 2012 compared to 2011 due to an increase in net charge-offs and loan portfolio growth. Net charge-offs were $4.0 million for 2012, compared to $3.2 million in 2011. This increase was primarily due to an increase in net charge-offs in the commercial real estate loan portfolio of $2.7 million, which was partially offset by declines in net charge-offs of $1.6 million and $0.4 million, respectively, in the construction and land development and commercial and industrial loan portfolios.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans decreased to 1.37% at December 31, 2013 from 1.69% at December 31, 2012. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2013. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2013	2012	2011

Service charges on deposit accounts	$930	$1,111	$1,167
Mortgage lending	2,895	3,445	1,922
Bank-owned life insurance	427	445	460
Gain on sale of affordable housing investments	—	3,268	—
Affordable housing investment losses	—	—	(646)
Gain on sale of premises and equipment	1,018	—	—
Securities gains, net	651	679	878
Other	1,377	1,535	1,396

Total noninterest income	$7,298	$10,483	$5,177

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

The following table presents a breakdown of the Company’s mortgage lending income for 2013, 2012, and 2011.

	Year ended December 31
(Dollars in thousands)	2013	2012	2011

Origination income	$2,030	$3,430	$1,680
Servicing fees, net	479	284	359
Decrease (increase) in MSR valuation allowance	386	(269)	(117)

Total mortgage lending income	$2,895	$3,445	$1,922

2013 vs. 2012 comparison

The decrease in service charges on deposit accounts was primarily due to a decline in insufficient funds charges, reflecting changes in customer behavior and spending patterns.

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

In 2013, the Company recognized a $1.0 million gain on sale of premises and equipment when the Company sold certain real property in downtown Auburn that was no longer used for Company operations and was fully leased to third party tenants.

Net securities gains consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net securities gains were $0.7 million in both 2013 and 2012. Gross realized gains of $0.8 million in 2013 were reduced by gross realized losses of $0.1 million. Gross realized gains of $1.0 million in 2012 were reduced by gross realized losses of $0.2 million and $0.1 million in other-than-temporary impairment charges related to trust preferred securities. In December 2013, the Company sold all remaining trust preferred securities held by the Company for a net loss of $0.1 million.

2012 vs. 2011 comparison

Service charges on deposit accounts were $1.1 million in 2012, compared to $1.2 million in 2011. The decrease was primarily due to a decline in insufficient funds charges, reflecting changes in customer behavior and spending patterns.

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

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2013	2012	2011

Salaries and benefits	$8,788	$8,691	$8,167
Net occupancy and equipment	1,335	1,332	1,404
Professional fees	774	704	735
FDIC and other regulatory assessments	512	686	792
Other real estate owned, net	570	323	2,007
Prepayment penalties on long-term debt	3,028	3,720	—
Other	3,405	3,927	3,252

Total noninterest expense	$18,412	$19,383	$16,357

2013 vs. 2012 comparison

Salaries and benefits expense increased primarily due to routine increases in salaries and wages. This increase was largely offset by a decrease in group health insurance costs. Beginning in 2013, the Company returned to a fully insured group health plan and was able to lower its benefits costs compared to 2012. Previously, the Company’s group health plan was self insured.

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s quarterly assessment rate as several variables utilized by the FDIC in calculating our deposit insurance assessments improved.

Other real estate owned expense, net was $0.6 million in 2013, compared to $0.3 million in 2012. The increase was primarily due to realized holding losses or write-downs on the valuations of certain OREO properties. These properties could also be subject to future valuation adjustments as a result of updated appraisal information and further deterioration in real estate values, thus causing additional fluctuations in other real estate owned expense, net. Also, the Company will continue to incur expenses associated with maintenance costs and property taxes associated with these assets.

During 2013, the Company repaid $35.0 million long-term debt with a weighted average interest rate of 3.46% and incurred prepayment penalties of $3.0 million. During 2012, the Company repaid $38.0 million of long-term debt with a weighted average interest rate of 4.26% and incurred prepayment penalties of $3.7 million.

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

Income Tax Expense

2013 vs. 2012 comparison

Income tax expense for 2013 was $2.3 million, compared to $1.4 million in 2012. The Company’s effective income tax rate was 24.34% in 2013, compared to 17.34% in 2012. In addition to a 15% increase in the level of earnings before taxes, the Company’s effective tax rate increased because the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a $0.5 million deferred tax valuation allowance related to capital loss carry-forwards.

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

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale, were $271.2 million at December 31, 2013, an increase of $11.8 million, or 4%, compared to $259.5 million as of December 31, 2012. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $27.1 million, which was partially offset by a decline in the fair value of securities-available-for sale of $15.4 million. The increase in the amortized cost basis of securities available-for-sale was primarily attributable to management allocating more funding to the investment portfolio as the loan portfolio declined and investment yields improved in 2013. The decrease in the fair value of securities was primarily due to an increase in long-term interest rates. The average tax-equivalent yields earned on total securities were 3.09% in 2013 and 3.14% in 2012.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2013 according to contractual maturity. Actual maturities may differ from contractual maturities of residential mortgage-backed securities (“RMBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

	December 31, 2013
	1 year	1 to 5	5 to 10	After 10	Total
(Dollars in thousands)	or less	years	years	years	Fair Value

Agency obligations	$—	—	23,247	21,275	44,522
Agency RMBS	—	—	8,306	154,052	162,358
State and political subdivisions	—	1,735	21,366	41,238	64,339

Total available-for-sale	$—	1,735	52,919	216,565	271,219

Weighted average yield:
Agency obligations	—	—	2.06%	2.79%	2.34%
Agency RMBS	—	—	1.74%	2.35%	2.32%
State and political subdivisions	—	4.14%	4.05%	4.12%	4.10%

Total available-for-sale	—	4.14%	2.81%	2.70%	2.74%

Loans
	December 31
(In thousands)	2013	2012	2011	2010	2009

Commercial and industrial	$57,780	59,334	54,988	53,288	53,884
Construction and land development	36,479	37,631	39,814	47,850	56,820
Commercial real estate	174,920	183,611	162,435	166,241	156,928
Residential real estate	101,706	105,631	101,725	96,241	97,407
Consumer installment	12,893	12,219	11,454	10,676	11,236

Total loans	383,778	398,426	370,416	374,296	376,275
Less: unearned income	(439)	(233)	(153)	(81)	(172)

Loans, net of unearned income	$383,339	398,193	370,263	374,215	376,103

Total loans, net of unearned income, were $383.3 million at December 31, 2013, a decrease of $14.9 million, or 4%, from $398.2 million at December 31, 2012. The decrease was primarily attributable to reduced loan demand and increased competition for quality loan opportunities in our markets and management’s efforts to resolve problem loans as nonaccrual loans declined by $6.3 million in 2013. Four loan categories represented the majority of the loan portfolio as December 31, 2013: commercial real estate mortgage loans (46%), residential real estate mortgage loans (27%), commercial and industrial loans (15%) and construction and land development loans (10%).

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $15.8 million, or 4%, of total loans, net of unearned income at both December 31, 2013 and 2012. For residential real estate mortgage loans with a consumer purpose, approximately $1.2 million and $1.3 million required interest-only payments at December 31, 2013 and 2012, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.4 million and $3.1 million as of December 31, 2013 and 2012, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures as described in “CRITICAL ACCOUNTING POLICIES.”

The average yield earned on loans and loans held for sale was 5.28% in 2013 and 5.54% in 2012.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having unsecured loan relationships in excess of approximately $16.0 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $14.4 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2013, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at December 31, 2013 (and related balances at December 31, 2012).

	December 31
(In thousands)	2013	2012

Lessors of 1-4 family residential properties	$43,835	$47,544
Multi-family residential properties	27,673	30,392
Shopping centers	29,953	20,760

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2013 and 2012, respectively, the allowance for loan losses was $5.3 million and $6.7 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2013 is presented below.

	Year ended December 31

(Dollars in thousands)	2013	2012	2011	2010	2009

Allowance for loan losses:
Balance at beginning of period	$6,723	6,919	7,676	6,495	4,398
Charge-offs:
Commercial and industrial	(514)	(289)	(679)	(537)	(495)
Construction and land development	(39)	(231)	(1,758)	(1,487)	(2,088)
Commercial real estate	(262)	(3,184)	(422)	—	—
Residential real estate	(808)	(545)	(533)	(552)	(704)
Consumer installment	(397)	(85)	(21)	(111)	(61)

Total charge-offs	(2,020)	(4,334)	(3,413)	(2,687)	(3,348)
Recoveries:
Commercial and industrial	48	54	34	63	47
Construction and land development	6	46	2	54	50
Commercial real estate	4	71	—	—	—
Residential real estate	88	134	155	151	92
Consumer installment	19	18	15	20	6

Total recoveries	165	323	206	288	195
Net charge-offs	(1,855)	(4,011)	(3,207)	(2,399)	(3,153)
Provision for loan losses	400	3,815	2,450	3,580	5,250

Ending balance	$5,268	6,723	6,919	7,676	6,495

as a % of loans	1.37%	1.69	1.87	2.05	1.73
as a % of nonperforming loans	124%	64	67	65	69
Net charge-offs as a % of average loans	0.48%	1.03	0.86	0.64	0.84

As noted under “CRITICAL ACCOUNTING POLICIES”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.37% at December 31, 2013, compared to 1.69% at December 31, 2012. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs were $1.9 million, or 0.48% of average loans, in 2013, compared to net charge-offs of $4.0 million, or 1.03%, in 2012. In 2012, net charge-offs were affected by a few individually significant charge-offs in the commercial real estate portfolio segment, including $3.1 million related to three borrowing relationships.

At December 31, 2013 and 2012, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 124% and 64%, respectively. The increase was primarily due to payoffs received on three nonperforming commercial loans real estate loans during 2013 with a total recorded investment of $5.9 million and no related allowance for loan losses at December 31, 2012. Excluding these nonperforming loans, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 144% at December 31, 2012.

At December 31, 2013 and 2012, the Company’s recorded investment in loans considered impaired was $5.6 million and $10.5 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) at each respective date of $0.3 million.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2013 the Company had $8.1 million in nonperforming assets compared to $15.5 million at December 31, 2012. Nonperforming assets decreased during 2013 due to continued efforts by management to reduce and resolve problem assets. The majority of the balance in nonperforming assets at December 31, 2013 related to deterioration in the commercial real estate and construction and land development loan portfolios.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31

(Dollars in thousands)	2013	2012	2011	2010	2009

Nonperforming assets:
Nonperforming (nonaccrual) loans	$4,261	10,535	10,354	11,833	9,352
Other real estate owned	3,884	4,919	7,898	8,125	7,292

Total nonperforming assets	$8,145	15,454	18,252	19,958	16,644

as a % of loans and foreclosed properties	2.10%	3.83	4.83	5.22	4.34
as a % of total assets	1.08%	2.03	2.35	2.61	2.15
Nonperforming loans as a % of total loans	1.11%	2.65	2.80	3.16	2.49
Accruing loans 90 days or more past due	$73	58	—	—	5

The table below provides information concerning the composition of nonaccrual loans at December 31, 2013 and 2012, respectively.

			December 31

(In thousands)			2013	2012

Nonaccrual loans:
Commercial and industrial		$	55	60
Construction and land development			1,582	1,706
Commercial real estate			1,456	6,714
Residential real estate			1,168	2,055

Total nonaccrual loans / nonperfoming loans	$		4,261	10,535

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2013, the Company had $4.3 million in loans on nonaccrual, compared to $10.5 million at December 31, 2012. The decrease was primarily attributable to a decrease of $5.3 million and $0.9 million in nonaccrual loans for the commercial real estate and residential real estate loan portfolio segments, respectively.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2013 and 2012, the Company had $1.6 million and $1.1 million, respectively, in accruing TDRs.

At December 31, 2013 there were $73,000 in loans 90 days past due and still accruing interest compared to $58,000 at December 31, 2012.

The table below provides information concerning the composition of OREO at December 31, 2013 and 2012, respectively.

	December 31

(In thousands)	2013	2012

Other real estate owned:
Commercial:
Building	$1,772	608
Developed lots	1,260	1,275
Residential:
Condominiums	—	425
Undeveloped land	113	1,464
Other	739	1,147

Total other real estate owned	$3,884	4,919

At December 31, 2013, the Company held $3.8 million in OREO, which we acquired from borrowers, a decrease of $1.0 million, or 21%, compared to December 31, 2012. At December 31, 2013, approximately $3.2 million, or 82%, of the total balance in OREO related to properties acquired from three borrowers.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $10.6 million, or 2.7% of total loans at December 31, 2013, compared to $12.6 million, or 3.2% of total loans at December 31, 2012.

The table below provides information concerning the composition of potential problem loans at December 31, 2013 and 2012, respectively.

	December 31

(In thousands)	2013	2012

Potential problem loans:
Commercial and industrial	$482	563
Construction and land development	1,101	1,125
Commercial real estate	1,683	2,727
Residential real estate	7,182	7,978
Consumer installment	146	214

Total potential problem loans	$10,594	12,607

At December 31, 2013, approximately $0.8 million or 7.6% of total potential problem loans were past due at least 30 but less than 90 days. At December 31, 2013, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2013 and 2012, respectively.

	December 31
(In thousands)	2013	2012

Performing loans past due 30 to 89 days:
Commercial and industrial	$167	173
Construction and land development	14	8
Commercial real estate	861	230
Residential real estate	1,343	1,537
Consumer installment	100	62

Total performing loans past due 30 to 89 days	$2,485	2,010

Deposits
	December 31

(In thousands)	2013	2012

Noninterest bearing demand	$125,740	118,014
NOW	99,406	96,332
Money market	147,116	124,676
Savings	35,383	34,600
Certificates of deposit under $100,0000	104,964	106,371
Certificates of deposit and other time deposits of $100,000 or more	139,721	134,591
Brokered certificates of deposit	16,514	22,233

Total deposits	$668,844	636,817

Total deposits were $668.9 million and $636.8 million at December 31, 2013 and 2012, respectively. The increase in total deposits of $32.0 million reflects market share growth in Chambers County due to the business development efforts of the Bank’s full-service branch in Valley, Alabama which opened in December 2011 and changes in customer preferences for short-term instruments in a low interest rate environment.

The average rates paid on total interest-bearing deposits were 1.01% in 2013 and 1.21% in 2012. Noninterest bearing deposits were 19% of total deposits at both December 31, 2013 and 2012.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2013, compared to $40.0 million with none outstanding at and December 31, 2012. Securities sold under agreements to repurchase totaled $3.4 million and $2.7 million at December 31, 2013 and 2012, respectively.

The average rates paid on short-term borrowings were 0.50% in 2013 and 0.54% in 2012. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the three-year period ended December 31, 2013 is included in Note 10 to the accompanying consolidated financial statements included in this annual report.

Long-term debt includes FHLB advances with an original maturity greater than one year, securities sold under agreements to repurchase with an original maturity greater than one year, and subordinated debentures related to trust preferred securities. The Bank had $5.0 million in long-term FHLB advances at December 31, 2013, compared to $25.0 million at December 31, 2012. During 2013, the Company repaid $20.0 million of FHLB advances with a weighted average interest rate of 3.38%. At December 31, 2013, the Bank had no securities sold under agreements to repurchase with an original maturity greater than one year, compared to $15.0 million at December 31, 2012. During 2013, the Company repaid $15.0 million of securities sold under agreements to repurchase with an interest rate of 3.58%. At both December 31, 2013 and 2012, the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding.

The average rates paid on long-term debt were 3.59% in 2013 and 3.73% in 2012.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $64.5 million and $70.1 million as of December 31, 2013 and 2012, respectively. The change from December 31, 2012 was primarily driven by an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale of $9.7 million and cash dividends paid of $3.1 million, partially offset by net earnings of $7.1 million.

The Company’s tier 1 leverage ratio was 10.10%, tier 1 risk-based capital ratio was 17.19% and total risk-based capital ratio was 18.40% at December 31, 2013. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point gradual change up or down in rates from management’s baseline net interest income forecast over the next 12 months. The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates of 200 basis points when compared to the baseline net interest income forecast at December 31, 2013.

Changes in Interest Rates	Net Interest Income % Variance
200 basis points	1.35%
(200) basis points	NM

NM=not meaningful

At December 31, 2013, our earnings simulation model indicated a slightly asset-sensitive position over the next 12 months, which could serve to improve net interest income during that time period if interest rates increased by 200 basis points. The actual realized change in net interest income would depend upon several factors, which could also serve to diminish, or eliminate the asset sensitivity noted above. The impact of rate scenarios assuming a gradual downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

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

To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, EVE should not decrease by more than 25 percent. The following table reports the variance of EVE assuming an immediate change in interest rates of 200 basis points when compared to the base case EVE at December 31, 2013.

Changes in Interest Rates	EVE % Variance
200 basis points	(16.16) %
(200) basis points	NM

NM=not meaningful

At December 31, 2013, the results of our EVE model would indicate that we are in compliance with our guidelines. The actual realized change in the economic value of equity would depend upon several factors, which could also serve to diminish, or eliminate the interest sensitivity noted above. The impact of rate shock scenarios assuming a downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2013 and 2012, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

The primary source of funding and the primary source of liquidity for the Company includes dividends received from the Bank, and secondarily proceeds from the issuance of common stock or other securities. Primary uses of funds for the Company include dividends paid to shareholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the accompanying consolidated balance sheets and the related trust preferred securities are includible in Tier 1 Capital for regulatory capital purposes.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2013, the Bank had a remaining available line of credit with the FHLB totaling $212.4 million. As of December 31, 2013, the Bank also had $41.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2013, which by their terms had contractual maturity and termination dates subsequent to December 31, 2013:

	Payments due by period
		1 year	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	or less	years	years	5 years

Contractual obligations:
Deposit maturities (1)	$668,844	536,260	75,784	46,369	10,431
Long-term debt	12,217	—	—	5,000	7,217
Operating lease obligations	617	287	285	45	—

Total	$681,678	$536,547	$76,069	$51,414	$17,648

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

Off-Balance Sheet Arrangements

At December 31, 2013, the Bank had outstanding standby letters of credit of $8.6 million and unfunded loan commitments outstanding of $38.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

As of December 31, 2013, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $356.3 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in 2013 or 2011. In 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses upon repurchase.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of December 31, 2013, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.5% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists;

•	ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects; and

•	ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

Information about these pronouncements is described in more detail below.

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, is expected to eliminate diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. These changes are effective for the Company in the first quarter of 2014 with prospective application applied to all unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application are permitted. Adoption of this ASU will not have a significant impact on the financial statements of the Company.

ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, amends the criteria a company must meet to elect to account for investments in qualified affordable housing projects using a method other than the cost or equity methods. If the criteria are met, a company is permitted to amortize the initial investment cost in proportion to and over the same period as the total tax benefits the company expects to receive. The amortization of the initial investment cost and tax benefits are to be recorded in the income tax expense line. The Update also requires new disclosures about all investments in qualified affordable housing projects regardless of the accounting method used. These changes are effective for the Company in the first quarter of 2015 with retrospective application. Early adoption is permitted. The Company is evaluating the impact this ASU will have on our consolidated financial statements.

ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. These changes are effective for the Company in the first quarter of 2015 with retrospective application. Early adoption is permitted. Adoption of this ASU will not have a significant impact on the financial statements of the Company.

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

	2013				2012
(in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net interest income (GAAP)	$5,279	5,270	5,232	5,141	5,325	5,259	5,312	5,001
Tax-equivalent adjustment	342	351	365	382	396	416	416	414

Net interest income (Tax-equivalent)	$5,621	5,621	5,597	5,523	5,721	5,675	5,728	5,415

	Year ended December 31
(In thousands)	2013	2012	2011	2010	2009

Net interest income (GAAP)	$20,922	20,897	19,225	18,899	18,815
Tax-equivalent adjustment	1,440	1,642	1,719	1,765	1,633

Net interest income (Tax-equivalent)	$22,362	22,539	20,944	20,664	20,448

Table 2 - Selected Financial Data

Year ended December 31
(Dollars in thousands, except per share amounts)	2013	2012	2011	2010	2009

Income statement
Tax-equivalent interest income (a)	$	28,898	30,709	32,425	35,237	38,467
Total interest expense	6,536	8,170	11,481	14,573	18,019

Tax equivalent net interest income (a)	22,362	22,539	20,944	20,664	20,448

Provision for loan losses	400	3,815	2,450	3,580	5,250
Total noninterest income	7,298	10,483	5,177	6,718	2,433
Total noninterest expense	18,412	19,383	16,357	15,893	13,934

Net earnings before income taxes and tax-equivalent adjustment	10,848	9,824	7,314	7,909	3,697
Tax-equivalent adjustment	1,440	1,642	1,719	1,765	1,633
Income tax expense (benefit)	2,290	1,419	57	798	(340)

Net earnings	$	7,118	6,763	5,538	5,346	2,404

Per share data:
Basic and diluted net earnings	$	1.95	1.86	1.52	1.47	0.66
Cash dividends declared	$	0.84	0.82	0.80	0.78	0.76
Weighted average shares outstanding
Basic and diluted	3,643,003	3,642,831	3,642,735	3,642,851	3,644,691
Shares outstanding	3,643,118	3,642,903	3,642,738	3,642,718	3,643,117
Book value	$	17.70	19.26	17.96	15.47	15.42
Common stock price
High	$	25.75	26.65	20.37	22.00	30.00
Low	20.80	18.23	18.52	16.86	18.07
Period-end	$	25.00	20.85	18.52	20.06	19.69
To earnings ratio	12.89	x	11.21	12.10	13.74	29.39
To book value	141%	108	103	130	128
Performance ratios:
Return on average equity	10.33%	9.85	9.10	9.00	4.23
Return on average assets	0.94%	0.90	0.72	0.68	0.31
Dividend payout ratio	43.08%	44.09	52.63	53.06	115.15
Average equity to average assets	9.07%	9.09	7.89	7.61	7.21
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.37%	1.69	1.87	2.05	1.73
Nonperforming loans	124%	64	67	65	69
Nonperforming assets as a % of:
Loans and foreclosed properties	2.10%	3.83	4.83	5.22	4.34
Total assets	1.08%	2.03	2.35	2.61	2.15
Nonperforming loans as % of loans	1.11%	2.65	2.80	3.16	2.49
Net charge-offs as a % of average loans	0.48%	1.03	0.86	0.64	0.84
Capital Adequacy:
Tier 1 risk-based capital ratio	17.19%	16.20	15.40	14.57	13.73
Total risk-based capital ratio	18.40%	17.46	16.66	15.82	14.98
Tier 1 Leverage ratio	10.10%	9.58	8.82	8.47	8.13
Other financial data:
Net interest margin (a)	3.16%	3.21	2.95	2.86	2.78
Effective income tax expense (benefit) rate	24.34%	17.34	1.02	12.99	(16.47)
Efficiency ratio (b)	62.08%	58.70	62.62	58.04	60.90
Selected period end balances:
Securities	$	271,219	259,475	299,582	315,220	334,762
Loans, net of unearned income	383,339	398,193	370,263	374,215	376,103
Allowance for loan losses	5,268	6,723	6,919	7,676	6,495
Total assets	751,343	759,833	776,218	763,829	773,382
Total deposits	668,844	636,817	619,552	607,127	579,409
Long-term debt	12,217	47,217	85,313	93,331	118,349
Total stockholders’ equity	64,485	70,149	65,416	56,368	56,183

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Selected Quarterly Financial Data

2013	2012

(Dollars in thousands, except per share amounts)	Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Tax-equivalent interest income (a)	$	7,108	7,207	7,226	7,357	7,646	7,628	7,773	7,662
Total interest expense	1,487	1,586	1,629	1,834	1,925	1,953	2,045	2,247

Tax equivalent net interest income (a)	5,621	5,621	5,597	5,523	5,721	5,675	5,728	5,415

Provision for loan losses	—	—	—	400	1,065	1,550	600	600
Total noninterest income	2,140	1,432	2,071	1,655	1,788	2,017	1,814	4,864
Total noninterest expense	5,188	4,274	4,724	4,226	4,023	3,770	4,048	7,542

Net earnings before income taxes and tax-equivalent adjustment	2,573	2,779	2,944	2,552	2,421	2,372	2,894	2,137
Tax-equivalent adjustment	342	351	365	382	396	416	416	414
Income tax expense	501	636	672	481	365	347	449	258

Net earnings	$	1,730	1,792	1,907	1,689	1,660	1,609	2,029	1,465

Per share data:
Basic and diluted net earnings	$	0.47	0.49	0.52	0.46	0.46	0.44	0.56	0.40
Cash dividends declared	$	0.21	0.21	0.21	0.21	0.205	0.205	0.205	0.205
Weighted average shares outstanding
Basic and diluted	3,643,110	3,643,028	3,642,955	3,642,918	3,642,903	3,642,876	3,642,826	3,642,738
Shares outstanding, at period end	3,643,118	3,643,058	3,642,993	3,642,928	3,642,903	3,642,903	3,642,843	3,642,738
Book value	$	17.70	18.06	17.90	19.27	19.26	19.27	18.75	18.11
Common stock price
High	$	25.75	24.71	22.33	22.60	24.87	23.20	26.65	21.99
Low	23.93	22.00	21.54	20.80	20.85	21.00	21.50	18.23
Period-end	$	25.00	24.40	22.00	22.00	20.85	22.25	21.50	21.99
To earnings ratio	12.89	x	12.64	11.70	11.46	11.21	12.94	12.95	14.66
To book value	141%	135	123	114	108	115	115	121
Performance ratios:
Return on average equity	10.33%	10.78	10.74	9.47	9.30	9.22	12.06	8.86
Return on average assets	0.92%	0.95	1.00	0.87	0.88	0.86	1.07	0.77
Dividend payout ratio	44.68%	42.86	40.38	45.65	44.57	46.59	36.61	51.25
Average equity to average assets	8.95%	8.85	9.32	9.17	9.45	9.33	8.85	8.74
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.37%	1.56	1.65	1.73	1.69	1.52	1.63	1.97
Nonperforming loans	124%	134	138	143	64	44	79	73
Nonperforming assets as a % of :
Loans and foreclosed properties	2.10%	2.34	2.10	2.42	3.83	4.61	3.31	4.53
Total assets	1.08%	1.21	1.08	1.24	2.03	2.46	1.75	2.31
Nonperforming loans as % of loans	1.11%	1.16	1.19	1.22	2.65	3.43	2.06	2.69
Net charge-offs as % of average loans (c)	0.71%	0.53	0.32	0.36	0.39	2.00	1.61	0.02
Capital Adequacy:
Tier 1 risk-based capital ratio	17.19%	17.29	16.45	16.32	16.20	15.75	15.39	15.69
Total risk-based capital ratio	18.40%	18.55	17.70	17.57	17.46	17.00	16.65	16.95
Tier 1 Leverage ratio	10.10%	9.96	9.76	9.42	9.58	9.54	9.26	9.06
Other financial data:
Net interest margin (a)	3.20%	3.19	3.16	3.09	3.22	3.23	3.26	3.11
Effective income tax rate	22.46%	26.19	26.06	22.17	18.02	17.74	18.12	14.97
Efficiency ratio (b)	66.85%	60.60	61.61	58.87	53.58	49.01	53.67	73.37
Selected period end balances:
Securities	$	271,219	259,467	270,794	270,219	259,475	254,819	277,246	299,902
Loans, net of unearned income	383,339	380,705	390,726	390,570	398,193	397,738	399,370	380,377
Allowance for loan losses	5,268	5,946	6,457	6,769	6,723	6,045	6,503	7,496
Total assets	751,343	744,602	767,747	772,155	759,833	753,467	766,161	760,522
Total deposits	668,844	650,421	666,490	659,056	636,817	629,824	644,246	641,195
Long-term debt	12,217	22,217	27,217	37,217	47,217	47,217	47,217	47,308
Total stockholders’ equity	64,485	65,807	65,211	70,217	70,149	70,206	68,292	65,972

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c)	Net charge-offs are annualized.

Table 4 - Average Balance and Net Interest Income Analysis

	Year ended December 31
	2013			2012			2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$390,288	$20,604	5.28%	$395,938	$21,943	5.54%	$376,000	$21,306	5.67%
Securities - taxable	195,850	3,912	2.00%	199,794	3,883	1.94%	223,638	6,006	2.69%
Securities - tax-exempt (2)	67,797	4,234	6.25%	77,447	4,829	6.24%	79,329	5,056	6.37%

Total securities	263,647	8,146	3.09%	277,241	8,712	3.14%	302,967	11,062	3.65%
Federal funds sold	48,671	106	0.22%	27,466	54	0.20%	28,905	56	0.19%
Interest bearing bank deposits	5,634	42	0.75%	793	—	—	1,394	1	0.05%

Total interest-earning assets	708,240	28,898	4.08%	701,438	30,709	4.38%	709,266	32,425	4.57%
Cash and due from banks	13,694			14,125			13,054
Other assets	37,836			39,742			48,796

Total assets	$759,770			$755,305			$771,116

Interest-bearing liabilities:
Deposits:
NOW	$101,034	319	0.32%	$99,664	349	0.35%	$90,565	527	0.58%
Savings and money market	171,413	886	0.52%	153,668	859	0.56%	138,428	996	0.72%
Certificates of deposits less than $100,000	105,631	1,437	1.36%	108,726	1,769	1.63%	114,490	2,227	1.95%
Certificates of deposits and other time deposits of $100,000 or more	155,781	2,750	1.77%	161,128	3,347	2.08%	181,242	4,318	2.38%

Total interest-bearing deposits	533,859	5,392	1.01%	523,186	6,324	1.21%	524,725	8,068	1.54%
Short-term borrowings	2,817	14	0.50%	2,970	16	0.54%	2,423	12	0.50%
Long-term debt	31,518	1,130	3.59%	49,115	1,830	3.73%	86,899	3,401	3.91%

Total interest-bearing liabilities	568,194	6,536	1.15%	575,271	8,170	1.42%	614,047	11,481	1.87%
Noninterest-bearing deposits	119,136			107,948			92,764
Other liabilities	3,522			3,410			3,463
Stockholders’ equity	68,918			68,676			60,842

Total liabilities and and stockholders’ equity	$759,770			$755,305			$771,116

Net interest income and margin		$22,362	3.16%		$22,539	3.21%		$20,944	2.95%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Volume and Rate Variance Analysis

	Years ended December 31, 2013 vs. 2012			Years ended December 31, 2012 vs. 2011
	Net	Due to change in		Net	Due to change in

(Dollars in thousands)	Change	Rate (2)	Volume (2)	Change	Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$(1,339)	(1,041)	(298)	$637	(468)	1,105
Securities - taxable	29	108	(79)	(2,123)	(1,660)	(463)
Securities - tax-exempt (1)	(595)	8	(603)	(227)	(110)	(117)

Total securities	(566)	116	(682)	(2,350)	(1,770)	(580)
Federal funds sold	52	6	46	(2)	1	(3)
Interest bearing bank deposits	42	6	36	(1)	(1)	—

Total interest income	$(1,811)	(913)	(898)	$(1,716)	(2,238)	522

Interest expense:
Deposits:
NOW	$(30)	(35)	5	$(178)	(210)	32
Savings and money market	27	(65)	92	(137)	(222)	85
Certificates of deposits less than $100,000	(332)	(290)	(42)	(458)	(364)	(94)
Certificates of deposits and other time deposits of $100,000 or more	(597)	(503)	(94)	(971)	(553)	(418)

Total interest-bearing deposits	(932)	(893)	(39)	(1,744)	(1,349)	(395)
Short-term borrowings	(2)	(1)	(1)	4	1	3
Long-term debt	(700)	(69)	(631)	(1,571)	(163)	(1,408)

Total interest expense	(1,634)	(963)	(671)	(3,311)	(1,511)	(1,800)

Net interest income	$(177)	50	(227)	$1,595	(727)	2,322

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 6 - Loan Portfolio Composition

	December 31

(In thousands)	2013	2012	2011	2010	2009

Commercial and industrial	$57,780	59,334	54,988	53,288	53,884
Construction and land development	36,479	37,631	39,814	47,850	56,820
Commercial real estate	174,920	183,611	162,435	166,241	156,928
Residential real estate	101,706	105,631	101,725	96,241	97,407
Consumer installment	12,893	12,219	11,454	10,676	11,236

Total loans	383,778	398,426	370,416	374,296	376,275
Less: unearned income	(439)	(233)	(153)	(81)	(172)

Loans, net of unearned income	383,339	398,193	370,263	374,215	376,103
Less: allowance for loan losses	(5,268)	(6,723)	(6,919)	(7,676)	(6,495)

Loans, net	$378,071	391,470	363,344	366,539	369,608

Table 7 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2013

	1 year	1 to 5	After 5		Adjustable	Fixed
(Dollars in thousands)	or less	years	years	Total	Rate	Rate	Total

Commercial and industrial	$4,927	47,697	5,156	57,780	36,015	21,765	57,780
Construction and land development	3,018	27,117	6,344	36,479	19,154	17,325	36,479
Commercial real estate	60	70,128	104,732	174,920	25,587	149,333	174,920
Residential real estate	556	28,761	72,389	101,706	51,386	50,320	101,706
Consumer installment	51	11,340	1,502	12,893	3,127	9,766	12,893

Total loans	$8,612	185,043	190,123	383,778	135,269	248,509	383,778

Table 8 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2013	2012	2011	2010	2009

Allowance for loan losses:
Balance at beginning of period	$6,723	6,919	7,676	6,495	4,398
Charge-offs:
Commercial and industrial	(514)	(289)	(679)	(537)	(495)
Construction and land development	(39)	(231)	(1,758)	(1,487)	(2,088)
Commercial real estate	(262)	(3,184)	(422)	—	—
Residential real estate	(808)	(545)	(533)	(552)	(704)
Consumer installment	(397)	(85)	(21)	(111)	(61)

Total charge-offs	(2,020)	(4,334)	(3,413)	(2,687)	(3,348)

Recoveries:
Commercial and industrial	48	54	34	63	47
Construction and land development	6	46	2	54	50
Commercial real estate	4	71	—	—	—
Residential real estate	88	134	155	151	92
Consumer installment	19	18	15	20	6

Total recoveries	165	323	206	288	195

Net charge-offs	(1,855)	(4,011)	(3,207)	(2,399)	(3,153)
Provision for loan losses	400	3,815	2,450	3,580	5,250

Ending balance	$5,268	6,723	6,919	7,676	6,495

as a % of loans	1.37%	1.69	1.87	2.05	1.73
as a % of nonperforming loans	124%	64	67	65	69
Net charge-offs as % of average loans	0.48%	1.03	0.86	0.64	0.84

Nonperforming assets:
Nonaccrual/nonperforming loans	$4,261	10,535	10,354	11,833	9,352
Other real estate owned	3,884	4,919	7,898	8,125	7,292

Total nonperforming assets	$8,145	15,454	18,252	19,958	16,644

as a % of loans and foreclosed properties	2.10%	3.83	4.83	5.22	4.34
as a % total assets	1.08%	2.03	2.35	2.61	2.15
Nonperforming loans as a % of total loans	1.11%	2.65	2.80	3.16	2.49
Accruing loans 90 days or more past due	$73	58	—	—	5

Table 9 - Allocation of Allowance for Loan Losses

	December 31
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$386	15.1	$812	14.9	$948	14.8	$972	14.2	$784	14.3
Construction and land development	366	9.5	1,545	9.4	1,470	10.7	2,223	12.8	2,063	15.1
Commercial real estate	3,186	45.6	3,137	46.1	3,009	43.9	2,893	44.4	1,264	41.7
Residential real estate	1,114	26.5	1,126	26.5	1,363	27.5	1,336	25.7	1,706	25.9
Consumer installment	216	3.4	103	3.1	129	3.1	141	2.9	227	3.0
Unallocated	—		—		—		111		451

Total allowance for loan losses	$5,268		$6,723		$6,919		$7,676		$6,495

*	Loan balance in each category expressed as a percentage of total loans.

Table 10 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2013

Maturity of:
3 months or less	$15,642
Over 3 months through 6 months	15,136
Over 6 months through 12 months	40,886
Over 12 months	84,571

Total CDs and other time deposits of $100,000 or more (1)	$156,235

(1) includes brokered certificates of deposit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the direction of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 in accordance with the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2013.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama

March 24, 2014

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

		December 31

(Dollars in thousands, except share data)	2013	2012

Assets:
Cash and due from banks	$13,437	$18,762
Federal funds sold	26,965	42,682
Interest bearing bank deposits	13,820	505

Cash and cash equivalents	54,222	61,949

Securities available-for-sale	271,219	259,475
Loans held for sale	2,296	2,887
Loans, net of unearned income	383,339	398,193
Allowance for loan losses	(5,268)	(6,723)

Loans, net	378,071	391,470

Premises and equipment, net	10,442	10,528
Bank-owned life insurance	17,503	17,076
Other real estate owned	3,884	4,919
Other assets	13,706	11,529

Total assets	$751,343	$759,833

Liabilities:
Deposits:
Noninterest-bearing	$125,740	$118,014
Interest-bearing	543,104	518,803

Total deposits	668,844	636,817
Federal funds purchased and securities sold under agreements to repurchase	3,363	2,689
Long-term debt	12,217	47,217
Accrued expenses and other liabilities	2,434	2,961

Total liabilities	686,858	689,684

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,759	3,756
Retained earnings	71,879	67,821
Accumulated other comprehensive (loss) income, net	(4,552)	5,174
Less treasury stock, at cost - 314,017 shares and 314,232 shares at December 31, 2013 and 2012, respectively	(6,640)	(6,641)

Total stockholders’ equity	64,485	70,149

Total liabilities and stockholders’ equity	$751,343	$759,833

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year ended December 31
(Dollars in thousands, except share and per share data)	2013	2012	2011

Interest income:
Loans, including fees	$20,604	$21,943	$21,306
Securities	6,706	7,070	9,343
Federal funds sold and interest bearing bank deposits	148	54	57

Total interest income	27,458	29,067	30,706

Interest expense:
Deposits	5,392	6,324	8,068
Short-term borrowings	14	16	12
Long-term debt	1,130	1,830	3,401

Total interest expense	6,536	8,170	11,481

Net interest income	20,922	20,897	19,225
Provision for loan losses	400	3,815	2,450

Net interest income after provision for loan losses	20,522	17,082	16,775

Noninterest income:
Service charges on deposit accounts	930	1,111	1,167
Mortgage lending	2,895	3,445	1,922
Bank-owned life insurance	427	445	460
Gain on sale of affordable housing investments	—	3,268	—
Affordable housing investment losses	—	—	(646)
Gain on sale of premises and equipment	1,018	—	—
Other	1,377	1,535	1,396
Securities gains, net:
Realized gains, net	651	809	1,216
Total other-than-temporary impairments	—	(130)	(468)
Non-credit portion of other-than-temporary impairments recognized in other comprehensive income	—	—	130

Total securities gains, net	651	679	878

Total noninterest income	7,298	10,483	5,177

Noninterest expense:
Salaries and benefits	8,788	8,691	8,167
Net occupancy and equipment	1,335	1,332	1,404
Professional fees	774	704	735
FDIC and other regulatory assessments	512	686	792
Other real estate owned, net	570	323	2,007
Prepayment penalties on long-term debt	3,028	3,720	—
Other	3,405	3,927	3,252

Total noninterest expense	18,412	19,383	16,357

Earnings before income taxes	9,408	8,182	5,595
Income tax expense	2,290	1,419	57

Net earnings	$7,118	$6,763	$5,538

Net earnings per share:
Basic and diluted	$1.95	$1.86	$1.52

Weighted average shares outstanding:
Basic and diluted	3,643,003	3,642,831	3,642,735

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31

(Dollars in thousands)	2013	2012	2011

Net earnings	$7,118	$6,763	$5,538

Other comprehensive (loss) income, net of tax:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	—	—	(82)
Unrealized net holding (loss) gain on all other securities	(9,315)	1,379	7,959
Reclassification adjustment for net gain on securities recognized in net earnings	(411)	(427)	(554)

Other comprehensive (loss) income	(9,726)	952	6,423

Comprehensive (loss) income	$(2,608)	$7,715	$11,961

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury

(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2010	3,957,135	$39	$3,752	$61,421	$(2,201)	$(6,643)	$56,368
Net earnings	—	—	—	5,538	—	—	5,538
Other comprehensive income	—	—	—	—	6,423	—	6,423
Cash dividends paid ($0.80 per share)	—	—	—	(2,914)	—	—	(2,914)
Sale of treasury stock (20 shares)	—	—	1	—	—	—	1

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416

Net earnings	—	—	—	6,763	—	—	6,763
Other comprehensive income	—	—	—	—	952	—	952
Cash dividends paid ($0.82 per share)	—	—	—	(2,987)	—	—	(2,987)
Sale of treasury stock (165 shares)	—	—	3	—	—	2	5

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149

Net earnings	—	—	—	7,118	—	—	7,118
Other comprehensive loss	—	—	—	—	(9,726)	—	(9,726)
Cash dividends paid ($0.84 per share)	—	—	—	(3,060)	—	—	(3,060)
Sale of treasury stock (215 shares)	—	—	3	—	—	1	4

Balance, December 31, 2013	3,957,135	$39	$3,759	$71,879	$(4,552)	$(6,640)	$64,485

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net earnings	$7,118	$6,763	$5,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	400	3,815	2,450
Depreciation and amortization	827	837	665
Premium amortization and discount accretion, net	1,956	2,992	2,445
Deferred tax expense (benefit)	1,537	624	(368)
Net gain on securities available for sale	(651)	(679)	(878)
Net gain on sale of loans held for sale	(2,030)	(3,430)	(1,680)
Net loss on other real estate owned	477	245	1,830
Loss on prepayment of long-term debt	3,028	3,720	—
Loans originated for sale	(94,980)	(154,044)	(71,350)
Proceeds from sale of loans	96,779	156,967	73,550
Net gain on disposition of premises and equipment	(1,018)	—	—
Increase in cash surrender value of bank owned life insurance	(427)	(445)	(460)
Gain on sale of affordable housing partnership investments	—	(3,268)	—
Loss on affordable housing partnership investments	—	—	646
Net decrease in other assets	1,232	1,131	1,015
Net (decrease) increase in accrued expenses and other liabilities	(527)	(171)	685

Net cash provided by operating activities	$13,721	$15,057	$14,088

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	40,251	57,650	128,715
Proceeds from maturities of securities available-for-sale	54,737	112,005	95,641
Purchase of securities available-for-sale	(123,449)	(130,352)	(200,106)
Decrease (increase) in loans, net	10,721	(33,456)	(2,824)
Net purchases of premises and equipment	(462)	(1,549)	(1,568)
Decrease in FHLB stock	1,153	2,067	856
Capital contributions to affordable housing limited partnerships	—	—	(4,378)
Proceeds from sale of affordable housing limited partnerships	—	8,499	—
Proceeds from sale of premises and equipment	1,148	—	—
Proceeds from sale of other real estate owned	2,836	4,249	1,966

Net cash (used in) provided by investing activities	$(13,065)	$19,113	$18,302

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	7,726	11,738	18,616
Net increase (decrease) in interest-bearing deposits	24,301	5,527	(6,191)
Net increase (decrease) in federal funds purchased and securities sold
under agreements to repurchase	674	(116)	120
Repayments or retirement of long-term debt	(38,028)	(41,816)	(8,018)
Proceeds from sale of treasury stock	4	5	1
Dividends paid	(3,060)	(2,987)	(2,914)

Net cash (used in) provided by financing activities	$(8,383)	$(27,649)	$1,614

Net change in cash and cash equivalents	$(7,727)	$6,521	$34,004
Cash and cash equivalents at beginning of period	61,949	55,428	21,424

Cash and cash equivalents at end of period	$54,222	$61,949	$55,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,761	$8,535	$11,713
Income taxes	758	1,224	347
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	$2,278	$1,515	$3,569

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

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, expands the disclosure requirements for financial instruments and derivatives that may be offset in accordance with enforceable master netting agreements or similar arrangements. The disclosures are required regardless of whether the instruments have been offset (or netted) in the statement of financial position. Under ASU 2011-11, companies must describe the nature of offsetting arrangements and provide quantitative information about those agreements, including the gross and net amounts of financial instruments that are recognized in the statement of financial position. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures and addresses any unintended consequences due to feedback from stakeholders that standard commercial provisions of many contracts would equate to a master netting arrangement. These changes were effective for the Company in the first quarter of 2013 with retrospective application. Adoption of this ASU did not have any impact on the financial statements of the Company.

ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, seeks to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. These changes were effective for the Company in the first quarter of 2013 with retrospective application. This Update did not affect our consolidated financial results as it amends only the presentation of comprehensive income. See Consolidated Statements of Comprehensive Income.

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

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2013, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive loss, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the anticipated life of the security using the effective interest method, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Loan sales are recognized when the transaction closes, the proceeds are collected, and ownership is transferred. Continuing involvement, through the sales agreement, consists of the right to service the loan for a fee for the life of the loan, if applicable. Gains on the sale of loans held for sale are recorded net of related costs, such as commissions, and reflected as a component of mortgage lending income in the consolidated statements of earnings.

In the course of conducting the Bank’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, the Bank makes various representations and warranties to the purchaser of the mortgage loans. Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. In 2012, we repurchased one residential mortgage loan with an unpaid principal balance of $0.3 million. This loan was current as to principal and interest at the time of repurchase, and we incurred no losses upon repurchase. Except for this loan, during 2013, 2012, and 2011, no loans were repurchased and no reimbursements for investor losses were made by the Company.

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

Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs is analyzed monthly and is adjusted to reflect changes in prepayment speeds, as well as other factors. MSRs are evaluated for impairment based on the fair value of those assets. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation allowance is established through a charge to earnings. The valuation allowance is adjusted as the fair value changes. MSRs are included in the other assets category in the accompanying consolidated balance sheets.

Derivative Instruments

In accordance with ASC Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheet at their respective fair values.

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

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2013. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. As of December 31, 2013, 2012, and 2011, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective years are presented below.

	Year ended December 31

(Dollars in thousands, except share and per share data)	2013	2012	2011

Basic and diluted:
Net earnings	$7,118	$6,763	$5,538
Weighted average common shares outstanding	3,643,003	3,642,831	3,642,735

Earnings per share	$1.95	$1.86	$1.52

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At December 31, 2013, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of December 31, 2013.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2013 and 2012, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 5: SECURITIES

At December 31, 2013 and 2012, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity December 31, 2013 and 2012, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

December 31, 2013
Agency obligations (a)	$—	—	23,247	21,275	44,522	—	4,557	$49,079
Agency RMBS (a)	—	—	8,306	154,052	162,358	976	4,733	166,115
State and political subdivisions	—	1,735	21,366	41,238	64,339	1,560	459	63,238

Total available-for-sale	$—	1,735	52,919	216,565	271,219	2,536	9,749	$278,432

December 31, 2012
Agency obligations (a)	$—	—	20,065	19,460	39,525	187	19	$39,357
Agency RMBS (a)	—	—	4,700	136,760	141,460	3,012	162	138,610
State and political subdivisions	111	1,830	21,006	54,891	77,838	5,222	—	72,616
Trust preferred securities	—	—	—	652	652	113	154	693

Total available-for-sale	$111	1,830	45,771	211,763	259,475	8,534	335	$251,276

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $120.5 million and $134.0 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are cost-method investments. The carrying amounts of cost-method investments were $1.8 and $3.0 million at December 31, 2013 and 2012, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2013 and 2012, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized

(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2013:
Agency obligations	$35,933	3,182	8,590	1,376	44,523	$4,558
Agency RMBS	109,774	4,393	7,683	339	117,457	4,732
State and political subdivisions	9,575	459	—	—	9,575	459

Total	$155,282	8,034	16,273	1,715	171,555	$9,749

December 31, 2012:
Agency obligations	$9,966	19	—	—	9,966	$19
Agency RMBS	25,207	162	—	—	25,207	162
Trust preferred securities	—	—	346	154	346	154

Total	$35,173	181	346	154	35,519	$335

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

Cost-method investments

At December 31, 2013, cost-method investments with an aggregate cost of $1.8 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

The carrying values of the Company’s investment securities could decline in the future if the financial condition of an issuer deteriorates and the Company determines it is probable that it will not recover the entire amortized cost basis for the security. As a result, there is a risk that significant other-than-temporary impairment charges may occur in the future.

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the years ended 2013, 2012, and 2011, for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Year ended December 31
(Dollars in thousands)	2013	2012	2011

Balance, beginning of period	$1,257	3,276	2,938
Additions:
Subsequent credit impairments	—	130	338
Reductions:
Securities sold	(757)	(2,149)	—
Securities fully written down and deemed worthless	(500)	—	—

Balance, end of period	$—	1,257	3,276

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Year ended December 31
(Dollars in thousands)	2013	2012	2011

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Individual issuer trust preferred securities	$—	130	338

Total debt securities	$—	130	338

Total other-than-temporary impairment charges (included in earnings)	$—	130	338

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$—	130	338
Securities with intent to sell	—	—	—
Recorded directly to other comprehensive income for non-credit related impairment	—	—	130

Total other-than-temporary impairment on debt securities	$—	130	468

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Year ended December 31
(Dollars in thousands)	2013	2012	2011

Gross realized gains	$745	1,005	1,698
Gross realized losses	(94)	(196)	(482)
Other-than-temporary impairment charges	—	(130)	(338)

Realized gains, net	$651	679	878

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31

(In thousands)	2013	2012

Commercial and industrial	$57,780	$ 59,334
Construction and land development	36,479	37,631
Commercial real estate:
Owner occupied	56,102	64,368
Other	118,818	119,243

Total commercial real estate	174,920	183,611
Residential real estate:
Consumer mortgage	57,871	58,087
Investment property	43,835	47,544

Total residential real estate	101,706	105,631
Consumer installment	12,893	12,219

Total loans	383,778	398,426
Less: unearned income	(439)	(233)

Loans, net of unearned income	$383,339	$ 398,193

Loans secured by real estate were approximately 81.6% of the total loan portfolio at December 31, 2013. At December 31, 2013, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2013 and 2012.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

December 31, 2013:
Commercial and industrial	$57,558	167	—	57,725	55	$57,780
Construction and land development	34,883	14	—	34,897	1,582	36,479
Commercial real estate:
Owner occupied	54,214	861	—	55,075	1,027	56,102
Other	118,389	—	—	118,389	429	118,818

Total commercial real estate	172,603	861	—	173,464	1,456	174,920
Residential real estate:
Consumer mortgage	56,191	745	69	57,005	866	57,871
Investment property	42,935	598	—	43,533	302	43,835

Total residential real estate	99,126	1,343	69	100,538	1,168	101,706
Consumer installment	12,789	100	4	12,893	—	12,893

Total	$376,959	2,485	73	379,517	4,261	$383,778

December 31, 2012:
Commercial and industrial	$59,101	173	—	59,274	60	$59,334
Construction and land development	35,917	8	—	35,925	1,706	37,631
Commercial real estate:
Owner occupied	63,323	—	—	63,323	1,045	64,368
Other	113,344	230	—	113,574	5,669	119,243

Total commercial real estate	176,667	230	—	176,897	6,714	183,611
Residential real estate:
Consumer mortgage	55,521	1,202	58	56,781	1,306	58,087
Investment property	46,460	335	—	46,795	749	47,544

Total residential real estate	101,981	1,537	58	103,576	2,055	105,631
Consumer installment	12,157	62	—	12,219	—	12,219

Total	$385,823	2,010	58	387,891	10,535	$398,426

The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they been accruing interest, amounted to approximately $270 thousand, $511 thousand and $494 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2013, 2012 and 2011, is presented below.

	Year ended December 31

(In thousands)	2013	2012	2011

Beginning balance	$6,723	$6,919	$7,676
Charged-off loans	(2,020)	(4,334)	(3,413)
Recovery of previously charged-off loans	165	323	206

Net charge-offs	(1,855)	(4,011)	(3,207)
Provision for loan losses	400	3,815	2,450

Ending balance	$5,268	$6,723	$6,919

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2013 and 2012, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2013, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. Beginning with the quarter ended June 30, 2013, the Company calculated average losses for all loan segments (except for the commercial real estate loan segment) using a rolling 8 quarter historical period in order to better capture the effects of the current economic cycle on the Company’s loan loss experience and continued this methodology through December 31, 2013. Based upon management’s review of charge-off trends for each loan segment, the Company continues to calculate average losses for the commercial real estate loan segment using a rolling 6 quarter historical period. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012, and 2011.

(in thousands)	Commercial and industrial	Construction and land Development	Commercial Real Estate	Residential Real Estate	Consumer Installment	Unallocated	Total

Balance, December 31, 2010	$972	2,223	2,893	1,336	141	111	$7,676
Charge-offs	(679)	(1,758)	(422)	(533)	(21)	—	(3,413)
Recoveries	34	2	—	155	15	—	206

Net charge-offs	(645)	(1,756)	(422)	(378)	(6)	—	(3,207)
Provision	621	1,003	538	405	(6)	(111)	2,450

Balance, December 31, 2011	$948	1,470	3,009	1,363	129	—	$6,919

Charge-offs	(289)	(231)	(3,184)	(545)	(85)	—	(4,334)
Recoveries	54	46	71	134	18	—	323

Net charge-offs	(235)	(185)	(3,113)	(411)	(67)	—	(4,011)
Provision	99	260	3,241	174	41	—	3,815

Balance, December 31, 2012	$812	1,545	3,137	1,126	103	—	$6,723

Charge-offs	(514)	(39)	(262)	(808)	(397)	—	(2,020)
Recoveries	48	6	4	88	19	—	165

Net charge-offs	(466)	(33)	(258)	(720)	(378)	—	(1,855)
Provision	40	(1,146)	307	708	491	—	400

Balance, December 31, 2013	$386	366	3,186	1,114	216	—	$5,268

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2013 and 2012.

	Collectively evaluated (1)		Individually evaluated (2)		Total

(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

December 31, 2013:
Commercial and industrial	$386	57,656	—	124	386	57,780
Construction and land development	278	34,897	88	1,582	366	36,479
Commercial real estate	3,014	171,987	172	2,933	3,186	174,920
Residential real estate	1,114	100,780	—	926	1,114	101,706
Consumer installment	216	12,893	—	—	216	12,893

Total	$5,008	378,213	260	5,565	5,268	383,778

December 31, 2012:
Commercial and industrial	$812	59,165	—	169	812	59,334
Construction and land development	1,416	36,008	129	1,623	1,545	37,631
Commercial real estate	3,003	176,085	134	7,526	3,137	183,611
Residential real estate	1,126	104,414	—	1,217	1,126	105,631
Consumer installment	103	12,219	—	—	103	12,219

Total	$6,460	387,891	263	10,535	6,723	398,426

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

December 31, 2013
Commercial and industrial	$53,060	4,183	482	55	$57,780
Construction and land development	33,616	180	1,101	1,582	36,479
Commercial real estate:
Owner occupied	53,430	770	875	1,027	56,102
Other	117,490	91	808	429	118,818

Total commercial real estate	170,920	861	1,683	1,456	174,920
Residential real estate:
Consumer mortgage	50,392	1,137	5,476	866	57,871
Investment property	40,517	1,310	1,706	302	43,835

Total residential real estate	90,909	2,447	7,182	1,168	101,706
Consumer installment	12,713	34	146	—	12,893

Total	$361,218	7,705	10,594	4,261	$383,778

December 31, 2012
Commercial and industrial	$58,487	224	563	60	$59,334
Construction and land development	34,490	310	1,125	1,706	37,631
Commercial real estate:
Owner occupied	59,270	2,528	1,525	1,045	64,368
Other	111,719	653	1,202	5,669	119,243

Total commercial real estate	170,989	3,181	2,727	6,714	183,611
Residential real estate:
Consumer mortgage	49,462	1,544	5,775	1,306	58,087
Investment property	43,559	1,033	2,203	749	47,544

Total residential real estate	93,021	2,577	7,978	2,055	105,631
Consumer installment	11,850	155	214	—	12,219

Total	$368,837	6,447	12,607	10,535	$398,426

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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2013 and 2012.

	December 31, 2013

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$124	—	124
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	1,217	(190)	1,027
Other	518	(89)	429

Total commercial real estate	1,735	(279)	1,456
Residential real estate:
Consumer mortgages	952	(198)	754
Investment property	207	(35)	172

Total residential real estate	1,159	(233)	926

Total	$5,897	(2,194)	3,703

With allowance recorded:
Construction and land development	452	(67)	385	88
Commercial real estate:
Owner occupied	875	—	875	110
Other	602	—	602	62

Total commercial real estate	1,477	—	1,477	172

Total	$1,929	(67)	1,862	$260

Total impaired loans	$7,826	(2,261)	5,565	$260

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2012

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$169	—	169
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	787	(212)	575
Other	7,914	(1,862)	6,052

Total commercial real estate	8,701	(2,074)	6,627
Residential real estate:
Consumer mortgages	971	(152)	819
Investment property	508	(110)	398

Total residential real estate	1,479	(262)	1,217

Total	$13,228	(4,018)	9,210

With allowance recorded:
Construction and land development	471	(45)	426	129
Commercial real estate:
Owner occupied	899	—	899	134

Total commercial real estate	899	—	899	134

Total	$1,370	(45)	1,325	$263

Total impaired loans	$14,598	(4,063)	10,535	$263

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011

	Average	Total interest	Average	Total interest	Average	Total interest

	recorded	income	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$188	9	$194	13	$316	9
Construction and land development	1,603	—	3,888	—	4,136	—
Commercial real estate:
Owner occupied	1,972	51	2,449	64	1,828	24
Other	1,454	12	2,621	—	2,374	—

Total commercial real estate	3,426	63	5,070	64	4,202	24
Residential real estate:
Consumer mortgages	786	—	861	—	1,376	—
Investment property	274	—	652	—	146	—

Total residential real estate	1,060	—	1,513	—	1,522	—

Total	$6,277	72	$10,665	77	$10,176	33

Troubled Debt Restructurings

Impaired loans also include troubled debt restructuring (“TDRs”). In the normal course of business, management may grant concessions to borrowers who are experiencing financial difficulty. A concession may include, but is not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. In determining whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructuring.

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

The following is a summary of accruing and nonaccrual TDRs and the related loan losses, by portfolio segment and class.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

December 31, 2013
Commercial and industrial	$124	—	124	$—
Construction and land development	—	1,582	1,582	88
Commercial real estate:
Owner occupied	875	285	1,160	110
Other	602	429	1,031	62

Total commercial real estate	1,477	714	2,191	172
Residential real estate:
Consumer mortgages	—	754	754	—
Investment property	—	172	172	—

Total residential real estate	—	926	926	—

Total	$1,601	3,222	4,823	$260

December 31, 2012
Commercial and industrial	$169	—	169	$—
Construction and land development	—	1,623	1,623	129
Commercial real estate:
Owner occupied	899	1,045	1,944	134
Other	—	432	432	—

Total commercial real estate	899	1,477	2,376	134
Residential real estate:
Consumer mortgages	—	819	819	—
Investment property	—	188	188	—

Total residential real estate	—	1,007	1,007	—

Total	$1,068	4,107	5,175	$263

At December 31, 2013, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective years both before and after modification.

		Pre-	Post-

		modification	modification

		outstanding	outstanding

	Number of	recorded	recorded

($ in thousands)	contracts	investement	investement

December 31, 2013
Construction and land development	1	$390	387
Commercial real estate:
Owner occupied	1	882	882
Other	2	1,037	1,041

Total commercial real estate	3	1,919	1,923
Residential real estate:
Consumer mortgages	3	849	844
Investment property	1	172	172

Total residential real estate	4	1,021	1,016

Total	8	$3,330	3,326

December 31, 2012
Construction and land development	4	$5,419	4,305
Commercial real estate:
Owner occupied	4	3,167	2,225
Other	2	1,803	1,657

Total commercial real estate	6	4,970	3,882
Residential real estate:
Consumer mortgages	2	863	858
Investment property	2	567	563

Total residential real estate	4	1,430	1,421

Total	14	$11,819	9,608

December 31, 2011
Commercial and industrial	2	$791	523
Construction and land development	3	4,925	4,894
Commercial real estate:
Owner occupied	5	3,127	2,840
Other	1	1,229	1,229

Total commercial real estate	6	4,356	4,069
Residential real estate:
Investment property	1	391	391

Total residential real estate	1	391	391

Total	12	$10,463	9,877

The majority of the loans modified in a TDR during the years ended December 31, 2013, 2012, and 2011, respectively, included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate.

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

The following table summarizes the recorded investment in loans modified in a TDR within the previous twelve months for which there was a payment default (defined as 90 days or more past due) during the respective years.

	Number of		Recorded
($ in thousands)	Contracts		investment (1)

December 31, 2013
Construction and land development	1	$	1,197
Commercial real estate:
Other	1		425

Total commercial real estate	1		425

Total	2	$	1,622

December 31, 2012
Construction and land development	1	$	2,386

Total	1	$	2,386

December 31, 2011
Commercial real estate:
Owner occupied	2	$	1,172
Other	1		1,201

Total commercial real estate	3		2,373

Total	3	$	2,373

(1)	Amount as of applicable month end during the respective year for which there was a payment default.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 is presented below.

		December 31

(Dollars in thousands)		2013	2012

Land	$	5,288	4,983
Buildings and improvements		8,539	9,110
Furniture, fixtures, and equipment		3,164	3,132

Total premises and equipment		16,991	17,225
Less: accumulated depreciation		(6,549)	(6,697)

Premises and equipment, net	$	10,442	10,528

Depreciation expense was approximately $418 thousand, $366 thousand, and $328 thousand for the years ended December 31, 2013, 2012 and 2011, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

NOTE 8: MORTGAGE SERVICING RIGHTS, NET

Mortgage servicing rights (“MSRs”) are recognized based on the fair value of the servicing rights on the date the corresponding mortgage loans are sold. An estimate of the Company’s MSRs is determined using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income. Servicing fee income is recorded net of related amortization expense and recognized in earnings as part of mortgage lending income.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the years ended December 31, 2013, 2012, and 2011.

	Year ended December 31
(Dollars in thousands)	2013	2012	2011

Beginning balance	$1,526	1,245	1,189
Additions, net	822	966	415
Amortization expense	(384)	(416)	(242)
Change in valuation allowance	386	(269)	(117)

Ending balance	$2,350	1,526	1,245

Valuation allowance included in MSRs, net:
Beginning of period	$386	117	—
End of period	—	386	117

Fair value of amortized MSRs:
Beginning of period	$1,526	1,245	1,335
End of period	3,452	1,526	1,245

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2013 and 2012, respectively, are presented below.

	December 31
(Dollars in thousands)	2013	2012

Unpaid principal balance	$356,334	283,306
Weighted average prepayment speed (CPR)	7.5%	23.7
Discount rate (annual percentage)	10.0%	11.0
Weighted average coupon interest rate	3.9%	3.9
Weighted average remaining maturity (months)	268	275
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2013, the weighted average amortization period for MSRs was 7.5 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2013

2014	$ 313
2015	272
2016	242
2017	209
2018	183

NOTE 9: DEPOSITS

At December 31, 2013, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2013

2014	$ 128,615
2015	58,045
2016	17,739
2017	25,985
2018	20,384
Thereafter	10,431

Total certificates of deposit and other time deposits	$261,199

Additionally, at December 31, 2013 and 2012, approximately $156.2 and $156.8 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $100,000 or greater.

At December 31, 2013 and 2012, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 10: SHORT-TERM BORROWINGS

At December 31, 2013, 2012, and 2011, the composition of short-term borrowings is presented below.

	2013		2012		2011

		Weighted		Weighted		Weighted
(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$—	—	$—	—
Average during the year	43	0.92%	225	0.96%	6	1.00%
Maximum outstanding at any month-end	2,376		1,925		—

Securities sold under agreements to repurchase:
As of December 31	$3,363	0.50%	$2,689	0.50%	$2,805	0.50%
Average during the year	2,774	0.50%	2,746	0.50%	2,416	0.50%
Maximum outstanding at any month-end	3,363		3,174		2,936

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2013.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $6.9 million and $8.0 million at December 31, 2013 and 2012, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 11: LONG-TERM DEBT

At December 31, 2013 and 2012, the composition of long-term debt is presented below.

	2013		2012

		Weighted		Weighted
(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

FHLB advances, due 2014 to 2018	$5,000	3.59%	$25,000	3.42%
Securities sold under agreements to repurchase, due 2017	—	—	15,000	4.21
Subordinated debentures, due 2033	7,217	3.38	7,217	3.38

Total long-term debt	$12,217	3.47%	$47,217	3.66%

The Bank had $5.0 million and $25.0 million of FHLB advances with original maturities greater than one year at December 31, 2013 and 2012, respectively. Securities with an aggregate carrying value of $1.0 million and $1.5 million and certain qualifying residential mortgage loans with an aggregate carrying value of $42.1 million and $45.5 million at December 31, 2013 and 2012, respectively, were pledged to secure long-term FHLB advances.

The Bank had no securities sold under agreements to repurchase with an original maturity greater than one year at December 31, 2013 and $15.0 million in securities sold under agreements to repurchase with an original maturity greater than one year at December 31, 2012. Securities with an aggregate carrying value of $19.0 million at December 31, 2012 were pledged to secure long-term securities sold under agreements to repurchase.

The Company formed Auburn National Bancorporation Capital Trust I, a wholly-owned statutory business trust, in 2003. The Trust issued $7.0 million of trust preferred securities that were sold to third parties. The proceeds from the sale of the trust preferred securities and trust common securities that we hold, were used to purchase subordinated debentures of $7.2 million from the Company, which are presented as long-term debt in the consolidated balance sheets and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The following is a schedule of contractual maturities of long-term debt:

(Dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total

FHLB advances	$—	—	—	—	5,000	—	5,000
Subordinated debentures	—	—	—	—	—	7,217	7,217

Total long-term debt	$—	—	—	—	5,000	7,217	12,217

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2013, 2012, and 2011, is presented below.

(In thousands)	Pre-tax amount	Tax benefit (expense)	Net of tax amount

2013:
Unrealized net holding loss on all other securities	$(14,761)	5,446	(9,315)
Reclassification adjustment for net gain on securities recognized in net earnings	(651)	240	(411)

Other comprehensive loss	$(15,412)	5,686	(9,726)

2012:
Unrealized net holding gain on all other securities	$2,188	(809)	1,379
Reclassification adjustment for net gain on securities recognized in net earnings	(679)	252	(427)

Other comprehensive income	$1,509	(557)	952

2011:
Unrealized net holding loss on other-than-temporarily impaired securities due to factors other than credit	$(130)	48	(82)
Unrealized net holding gain on all other securities	11,187	(4,128)	7,059
Reclassification adjustment for net gain on securities recognized in net earnings	(878)	324	(554)

Other comprehensive income	$10,179	(3,756)	6,423

NOTE 13: INCOME TAXES

For the years ended December 31, 2013, 2012, and 2011 the components of income tax expense from continuing operations are presented below.

	Year ended December 31

(Dollars in thousands)	2013	2012	2011

Current income tax expense:
Federal	$594	737	72
State	159	58	353

Total current income tax expense	753	795	425

Deferred income tax expense (benefit):
Federal	1,330	472	(344)
State	207	152	(24)

Total deferred income tax expense (benefit)	1,537	624	(368)

Total income tax expense	$2,290	1,419	57

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2013, 2012, and 2011, is presented below.

	2013		2012		2011

(Dollars in thousands)	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings	Amount	Percent of pre-tax earnings

Earnings before income taxes	$9,408		8,182		5,595

Income taxes at statutory rate	3,199	34.0%	2,782	34.0%	1,902	34.0%
Tax-exempt interest	(884)	(9.4)	(997)	(12.2)	(1028)	(18.4)
State income taxes, net of federal tax effect	242	2.6	179	2.2	183	3.3
Low-income housing credit	—	—	—	—	(891)	(15.9)
Bank owned life insurance	(145)	(1.5)	(151)	(1.8)	(157)	(2.8)
Change in valuation allowance	—	—	(505)	(6.2)	—	—
Other	(122)	(1.3)	111	1.4	48	0.9

Total income tax expense	$2,290	24.4%	1,419	17.4%	57	1.1%

The Company had net deferred tax assets of $5.4 million and $1.2 million at December 31, 2013 and 2012, respectively, included in other assets on the consolidated balance sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

		December 31

(Dollars in thousands)		2013	2012

Deferred tax assets:
Allowance for loan losses	$	1,944	2,480
Other-than-temporary impairment on securities		—	464
Unrealized loss on securities		2,661	—
Write-downs on other real estate owned		282	489
Tax credit carry-forwards		1,137	932
Other		531	670

Total deferred tax assets		6,555	5,035

Deferred tax liabilities:
Premises and equipment		90	11
Unrealized gain on securities		—	3,025
Originated mortgage servicing rights		867	563
Other		205	192

Total deferred tax liabilities		1,162	3,791

Net deferred tax asset	$	5,393	1,244

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2013. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2013, 2012, and 2011, is presented below.

	Year ended December 31
(Dollars in thousands)	2013	2012	2011

Net deferred tax asset:
Balance, beginning of year	$1,244	2,425	5,813
Deferred tax (expense) benefit related to continuing operations	(1,537)	(624)	368
Stockholders’ equity, for accumulated other comprehensive loss (income)	5,686	(557)	(3,756)

Balance, end of year	$5,393	1,244	2,425

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2013, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2014 relative to any tax positions taken prior to December 31, 2013. As of December 31, 2013, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2010 through 2013.

NOTE 14: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $115 thousand, $115 thousand, and $110 thousand for the years ended December 31, 2013, 2012, and 2011, respectively, and are included in salaries and benefits expense.

NOTE 15: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying Consolidated Statements of Earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2013 and December 31, 2012, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the years ended December 31, 2013 and 2012 is presented below.

				Other
		Other	Other	noninterest
		Assets	Liabilities	income
		Estimated	Estimated	Gains
(Dollars in thousands)	Notional	Fair Value	Fair Value	(Losses)

December 31, 2013:
Pay fixed / receive variable	$5,017	—	844	$366
Pay variable / receive fixed	5,017	844	—	(366)

Total interest rate swap agreements	$10,034	844	844	$—

December 31, 2012:
Pay fixed / receive variable	$5,367	—	1,210	$115
Pay variable / receive fixed	5,367	1,210	—	(115)

Total interest rate swap agreements	$10,734	1,210	1,210	$—

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31

(Dollars in thousands)	2013	2012

Commitments to extend credit	$38,870	$48,525
Standby letters of credit	8,562	7,093

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral, including accounts receivable, inventory, equipment, marketable securities, and property to support those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $78 thousand and $74 thousand at December 31, 2013 and 2012, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2013, are as follows: 2014, $287 thousand; 2015, $174 thousand; 2016, $111 thousand; 2017, $45 thousand; 2018, none.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the years ended December 31, 2013, 2012, and 2011, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis

Securities available-for-sale

Fair values of securities available for sale were primarily measured using Level 2 inputs. For these securities, the Company obtains pricing from third party pricing services. These third party pricing services consider observable data that may include broker/dealer quotes, market spreads, cash flows, market consensus prepayment speeds, benchmark yields, reported trades for similar securities, market consensus prepayment speeds, credit information and the securities’ terms and conditions. On a quarterly basis, management reviews the pricing received from the third party pricing services for reasonableness given current market conditions. As part of its review, management may obtain non-binding third party broker quotes to validate the fair value measurements. In addition, management will periodically submit pricing provided by the third party pricing services to another independent valuation firm on a sample basis. This independent valuation firm will compare the price provided by the third party pricing service with its own price and will review the significant assumptions and valuation methodologies used with management.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2013:
Securities available-for-sale:
Agency obligations	$44,522	—	44,522	—
Agency RMBS	162,358	—	162,358	—
State and political subdivisions	64,339	—	64,339	—

Total securities available-for-sale	271,219	—	271,219	—
Other assets (1)	844	—	844	—

Total assets at fair value	$272,063	—	272,063	—

Other liabilities(1)	844	—	844	—

Total liabilities at fair value	$844	—	844	—

December 31, 2012:
Securities available-for-sale:
Agency obligations	$39,525	—	39,525	—
Agency RMBS	141,460	—	141,460	—
State and political subdivisions	77,838	—	77,838	—
Trust preferred securities	652	—	—	652

Total securities available-for-sale	259,475	—	258,823	652
Other assets (1)	1,210	—	1,210	—

Total assets at fair value	$260,685	—	260,033	652

Other liabilities(1)	1,210	—	1,210	—

Total liabilities at fair value	$1,210	—	1,210	—

(1)Represents the fair value of interest rate swap agreements.

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

The fair value of impaired loans were primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

Other real estate owned

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value less costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, respectively, by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:
Loans held for sale	$2,296	—	2,296	—
Loans, net(1)	5,305	—	—	5,305
Other real estate owned	3,884	—	—	3,884
Other assets (2)	2,350	—	—	2,350

Total assets at fair value	$13,835	—	2,296	11,539

December 31, 2012:
Loans held for sale	$2,887	—	2,887	—
Loans, net(1)	10,272	—	—	10,272
Other real estate owned	4,919	—	—	4,919
Other assets (2)	1,526	—	—	1,526

Total assets at fair value	$19,604	—	2,887	16,717

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities, included within available-for-sale securities, and recognized in the accompanying consolidated balance sheets using Level 3 inputs:

		Year ended December 31

(Dollars in thousands)		2013	2012	2011

Beginning balance	$	652	$1,986	$2,149
Total realized and unrealized gains and (losses):
Included in net earnings		(87)	(6)	(338)
Included in other comprehensive income		41	146	175
Sales		(606)	(974)	—
Settlements		—	(500)	—

Ending balance	$	—	$652	$1,986

The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2013. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Nonrecurring:

Impaired loans	$5,305	Appraisal	Appraisal discounts (%)	17.6%

Other real estate owned	3,884	Appraisal	Appraisal discounts (%)	14.0%

Mortgage servicing rights, net	2,350	Discounted cash flow	Prepayment speed or CPR (%)	7.5%

			Discount rate (%)	10.0%

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

Loans held for sale

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2013 and 2012 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy

(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

December 31, 2013:
Financial Assets:
Loans, net (1)	$378,071	$387,180	$—	$—	$387,180
Loans held for sale	2,296	2,310	—	2,310	—
Financial Liabilities:
Time Deposits	$261,199	$263,985	$—	$263,985	$—
Long-term debt	12,217	12,569	—	12,569	—

December 31, 2012:
Financial Assets:
Loans, net (1)	$391,470	$399,533	$—	$—	$399,533
Loans held for sale	2,887	2,952	—	2,952	—
Financial Liabilities:
Time Deposits	$263,195	$267,636	$—	$267,636	$—
Long-term debt	47,217	51,752	—	51,752	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

NOTE 18: RELATED PARTY TRANSACTIONS

A director of the Company is an officer in a construction company that the Company contracted with during 2012 and 2011 for the construction of a new branch facility in Valley, Alabama and the construction of a new drive-through banking facility and completion of other site work on the Bank’s main office campus in Auburn, Alabama. Total payments made to the construction company under the terms of the construction contracts were $0.4 million, $1.2 million and $0.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2012	$5,405
New loans/advances	3,327
Repayments	(4,471)

Loans outstanding at December 31, 2013	$4,261

During 2013 and 2012, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2013 and 2012 amounted to $20.3 million and $19.1 million, respectively.

NOTE 19: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements and policies administered by federal and State of Alabama banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, including anticipated capital needs. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) Tier 1 leverage capital ratio, Tier 1 risk-based ratio and total risk-based ratio. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management has not received any notification from the Company’s or the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2013 and 2012 are presented below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2013:
Tier 1 Leverage Capital
Auburn National Bancorporation	$76,037	10.10%	$30,119	4.00%	N/A	N/A
AuburnBank	74,716	9.94	30,069	4.00	$37,587	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$76,037	17.19%	$17,696	4.00%	N/A	N/A
AuburnBank	74,716	16.84	17,742	4.00	$26,614	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$81,385	18.40%	$35,392	8.00%	N/A	N/A
AuburnBank	80,064	18.05	35,485	8.00	$44,356	10.00%

At December 31, 2012:
Tier 1 Leverage Capital
Auburn National Bancorporation	$71,982	9.58%	$30,069	4.00%	N/A	N/A
AuburnBank	71,277	9.50	30,011	4.00	$37,514	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$71,982	16.20%	$17,768	4.00%	N/A	N/A
AuburnBank	71,277	16.02	17,794	4.00	$26,691	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$77,558	17.46%	$35,536	8.00%	N/A	N/A
AuburnBank	76,853	17.28	35,588	8.00	$44,485	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2013, the Bank could have declared additional dividends of approximately $9.8 million without prior approval of regulatory authorities. As a result of this limitation, approximately $60.4 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 20: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheets and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31

(Dollars in thousands)	2013	2012

Assets:
Cash and due from banks	$2,408	1,316
Investment in bank subsidiary	70,164	76,547
Premises and equipment	—	158
Other assets	846	1,162

Total assets	$73,418	79,183

Liabilities:
Accrued expenses and other liabilities	$1,716	1,817
Long-term debt	7,217	7,217

Total liabilities	8,933	9,034

Stockholders’ equity	64,485	70,149

Total liabilities and stockholders’ equity	$73,418	79,183

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31

(Dollars in thousands)	2013	2012	2011

Income:
Dividends from bank subsidiary	$3,304	3,231	3,158
Noninterest income	1,284	288	385

Total income	4,588	3,519	3,543

Expense:
Interest expense	236	236	236
Noninterest expense	302	318	485

Total expense	538	554	721

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	4,050	2,965	2,822
Income tax expense (benefit)	275	(45)	(31)

Earnings before equity in undistributed earnings of bank subsidiary	3,775	3,010	2,853
Equity in undistributed earnings of bank subsidiary	3,343	3,753	2,685

Net earnings	$7,118	6,763	5,538

CONDENSED STATEMENTS OF CASH FLOWS

		Year ended December 31

(Dollars in thousands)		2013	2012	2011

Cash flows from operating activities:
Net earnings	$	7,118	6,763	5,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		28	29	80
Net gain on disposition of premises and equipment		(1,018)	—	—
Net decrease in other assets		316	16	22
Net decrease in other liabilities		(101)	(109)	(727)
Equity in undistributed earnings of bank subsidiary		(3,343)	(3,753)	(2,685)

Net cash provided by operating activities		3,000	2,946	2,228

Cash flows from investing activities:
Purchases of premises and equipment		—	(17)	—
Proceeds from sale of premises and equipment to third party		1,148	—	—
Proceeds from sale of premises and equipment to bank subsidiary		—	—	4,450
Capital contribution to bank subsidiary		—	—	(3,200)

Net cash provided by (used in) investing activities		1,148	(17)	1,250

Cash flows from financing activities:
Proceeds from sale of treasury stock		4	5	1
Dividends paid		(3,060)	(2,987)	(2,914)

Net cash used in financing activities		(3,056)	(2,982)	(2,913)

Net change in cash and cash equivalents		1,092	(53)	565
Cash and cash equivalents at beginning of period		1,316	1,369	804

Cash and cash equivalents at end of period	$	2,408	1,316	1,369

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

As of December 31, 2013 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Earnings for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, VP, Controller and Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-K are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 24, 2014.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr. President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 24, 2014

/S/ DAVID A. HEDGES David A. Hedges	VP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2014

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 24, 2014

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 24, 2014

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 24, 2014

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 24, 2014

/S/ J. E. EVANS J. E. Evans	Director	March 24, 2014

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 24, 2014

/S/ DAVID E. HOUSEL David E. Housel	Director	March 24, 2014

/S/ ANNE M. MAY Anne M. May	Director	March 24, 2014

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 24, 2014

EXHIBIT INDEX

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, VP, Controller and Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-K are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.