Form 10-Q
period 2014-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2014-05-05
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2014

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.01 par value per share	3,643,283 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2014	December 31, 2013

Assets:
Cash and due from banks	$14,318	$13,437
Federal funds sold	60,756	26,965
Interest bearing bank deposits	1,706	13,820

Cash and cash equivalents	76,780	54,222

Securities available-for-sale	279,989	271,219
Loans held for sale	1,250	2,296
Loans, net of unearned income	377,350	383,339
Allowance for loan losses	(4,711)	(5,268)

Loans, net	372,639	378,071

Premises and equipment, net	10,345	10,442
Bank-owned life insurance	17,629	17,503
Other real estate owned	3,111	3,884
Other assets	11,590	13,706

Total assets	$773,333	$751,343

Liabilities:
Deposits:
Noninterest-bearing	$125,627	$125,740
Interest-bearing	561,461	543,104

Total deposits	687,088	668,844
Federal funds purchased and securities sold under agreements to repurchase	3,266	3,363
Long-term debt	12,217	12,217
Accrued expenses and other liabilities	2,478	2,434

Total liabilities	705,049	686,858

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,760	3,759
Retained earnings	72,918	71,879
Accumulated other comprehensive loss, net	(1,793)	(4,552)
Less treasury stock, at cost - 313,962 shares and 314,017 shares at March 31, 2014 and December 31, 2013, respectively	(6,640)	(6,640)

Total stockholders’ equity	68,284	64,485

Total liabilities and stockholders’ equity	$773,333	$751,343

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31,

(Dollars in thousands, except share and per share data)	2014	2013

Interest income:
Loans, including fees	$4,790	$5,328
Securities	1,803	1,616
Federal funds sold and interest bearing bank deposits	42	31

Total interest income	6,635	6,975

Interest expense:
Deposits	1,257	1,404
Short-term borrowings	4	4
Long-term debt	104	426

Total interest expense	1,365	1,834

Net interest income	5,270	5,141
Provision for loan losses	(400)	400

Net interest income after provision for loan losses	5,670	4,741

Noninterest income:
Service charges on deposit accounts	213	249
Mortgage lending	386	810
Bank-owned life insurance	126	95
Other	338	340
Securities (losses) gains, net:
Realized gains, net	26	161
Total other-than-temporary impairments	(333)	—

Total securities (losses) gains, net	(307)	161

Total noninterest income	756	1,655

Noninterest expense:
Salaries and benefits	2,281	2,250
Net occupancy and equipment	352	331
Professional fees	206	176
FDIC and other regulatory assessments	145	194
Other real estate owned, net	118	23
Prepayment penalty on long-term debt	—	425
Other	846	827

Total noninterest expense	3,948	4,226

Earnings before income taxes	2,478	2,170
Income tax expense	657	481

Net earnings	$1,821	$1,689

Net earnings per share:
Basic and diluted	$0.50	$0.46

Weighted average shares outstanding:
Basic and diluted	3,643,161	3,642,918

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended March 31,

(Dollars in thousands)	2014	2013

Net earnings	$1,821	$1,689

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	2,565	(756)
Reclassification adjustment for net loss (gain) on securities recognized in net earnings	194	(101)

Other comprehensive income (loss)	2,759	(857)

Comprehensive income	$4,580	$832

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total
(Dollars in thousands, except share data)	Shares	Amount

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149
Net earnings	—	—	—	1,689	—	—	1,689
Other comprehensive loss	—	—	—	—	(857)	—	(857)
Cash dividends paid ($0.21 per share)	—	—	—	(764)	—	—	(764)

Balance, March 31, 2013	3,957,135	$39	$3,756	$68,746	$4,317	$(6,641)	$70,217

Balance, December 31, 2013	3,957,135	$39	$3,759	$71,879	$(4,552)	$(6,640)	$64,485
Net earnings	—	—	—	1,821	—	—	1,821
Other comprehensive income	—	—	—	—	2,759	—	2,759
Cash dividends paid ($0.215 per share)	—	—	—	(782)	—	—	(782)
Sale of treasury stock (55 shares)	—	—	1	—	—	—	1

Balance, March 31, 2014	3,957,135	$39	$3,760	$72,918	$(1,793)	$(6,640)	$68,284

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,
(In thousands)	2014	2013

Cash flows from operating activities:
Net earnings	$1,821	$1,689
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(400)	400
Depreciation and amortization	182	233
Premium amortization and discount accretion, net	392	602
Net loss (gain) on securities available-for-sale	307	(161)
Net gain on sale of loans held for sale	(240)	(667)
Decrease in MSR valuation allowance	—	(66)
Net loss (gain) on other real estate owned	126	(39)
Loss on prepayment of long-term debt	—	425
Loans originated for sale	(8,848)	(33,056)
Proceeds from sale of loans	10,037	31,457
Increase in cash surrender value of bank owned life insurance	(126)	(95)
Net decrease in other assets	281	430
Net increase in accrued expenses and other liabilities	44	238

Net cash provided by operating activities	3,576	1,390

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	12,932
Proceeds from maturities of securities available-for-sale	10,119	22,821
Purchase of securities available-for-sale	(15,217)	(48,297)
Decrease in loans, net	5,717	6,652
Net purchases of premises and equipment	—	(437)
Decrease in FHLB stock	235	703
Proceeds from sale of other real estate owned	762	765

Net cash provided by (used in) investing activities	1,616	(4,861)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(113)	10,006
Net increase in interest-bearing deposits	18,357	12,233
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(97)	(223)
Repayments or retirement of long-term debt	—	(10,425)
Proceeds from sale of treasury stock	1	—
Dividends paid	(782)	(764)

Net cash provided by financing activities	17,366	10,827

Net change in cash and cash equivalents	22,558	7,356
Cash and cash equivalents at beginning of period	54,222	61,949

Cash and cash equivalents at end of period	$76,780	$69,305

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,418	$1,906
Income taxes	156	54
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	115	617

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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2014. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first quarter of 2014, the Company adopted new guidance related to the following Accounting Standards Update (“Update” or “ASU”):

•	ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists;

Information about this pronouncement is described in more detail below.

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, is expected to eliminate diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The changes were effective for the Company during the first quarter of 2014. Adoption of this ASU had no impact on the financial statements of the Company.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2014 and 2013, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2014 and 2013, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective periods are presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2014	2013

Basic and diluted:
Net earnings	$1,821	$1,689
Weighted average common shares outstanding	3,643,161	3,642,918

Earnings per share	$0.50	$0.46

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At March 31, 2014, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of March 31, 2014.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At March 31, 2014 and December 31, 2013, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2014 and December 31, 2013, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

March 31, 2014
Agency obligations (a)	$—	—	33,920	22,114	56,034	54	3,143	$59,123
Agency RMBS (a)	—	—	7,954	154,755	162,709	1,138	3,016	164,587
State and political subdivisions	—	679	20,402	40,165	61,246	2,236	111	59,121

Total available-for-sale	$—	679	62,276	217,034	279,989	3,428	6,270	$282,831

December 31, 2013
Agency obligations (a)	$—	—	23,247	21,275	44,522	—	4,557	$49,079
Agency RMBS (a)	—	—	8,306	154,052	162,358	976	4,733	166,115
State and political subdivisions	—	1,735	21,366	41,238	64,339	1,560	459	63,238

Total available-for-sale	$—	1,735	52,919	216,565	271,219	2,536	9,749	$278,432

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $140.0 million and $120.5 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.6 million and $1.8 million at March 31, 2014 and December 31, 2013, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2014 and December 31, 2013, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2014:
Agency obligations	$22,827	1,303	18,112	1,840	$40,939	3,143
Agency RMBS	88,746	2,778	4,616	238	93,362	3,016
State and political subdivisions	4,255	111	—	—	4,255	111

Total	$115,828	4,192	22,728	2,078	$138,556	6,270

December 31, 2013:
Agency obligations	$35,933	3,182	8,590	1,376	$44,523	4,558
Agency RMBS	109,774	4,393	7,683	339	117,457	4,732
State and political subdivisions	9,575	459	—	—	9,575	459

Total	$155,282	8,034	16,273	1,715	$171,555	9,749

The Company recorded an other-than-temporary impairment charge in the first quarter of 2014 related to securities management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold these available-for-sale agency residential mortgage-backed securities (“RMBS”) with a fair value of approximately $18.9 million and realized a loss of $0.3 million. Periodically, available-for-sale securities may be sold or the composition of the portfolio realigned to improve yields, quality, or marketability, or to implement changes in investment or asset/liability strategy, including collateral requirements and raising funds for liquidity purposes.

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

Agency RMBS

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

Cost-method investments

At March 31, 2014, cost-method investments with an aggregate cost of $1.6 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

The carrying values of the Company’s investment securities could decline in the future if the financial condition of an issuer deteriorates and the Company determines it is probable that it will not recover the entire amortized cost basis for the security. As a result, there is a risk that other-than-temporary impairment charges may occur in the future.

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

	Quarter ended March 31,
(Dollars in thousands)	2014	2013

Balance, beginning of period	$—	$1,257

Balance, end of period	$—	$1,257

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended March 31,
(Dollars in thousands)	2014	2013

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Agency RMBS	$333	$—

Total debt securities	333	—

Total other-than-temporary impairment charges (included in earnings)	$333	$—

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Securities with intent to sell	$333	$—

Total other-than-temporary impairment on debt securities	$333	$—

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Quarter ended March 31,
(Dollars in thousands)	2014	2013

Gross realized gains	$26	$161
Other-than-temporary impairment charges	(333)	—

Realized gains, net	$(307)	$161

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	March 31,	December 31,
(In thousands)	2014	2013
Commercial and industrial	$54,632	$57,780
Construction and land development	31,275	36,479
Commercial real estate:
Owner occupied	53,973	56,102
Other	124,748	118,818

Total commercial real estate	178,721	174,920
Residential real estate:
Consumer mortgage	58,449	57,871
Investment property	42,984	43,835

Total residential real estate	101,433	101,706
Consumer installment	11,766	12,893

Total loans	377,827	383,778
Less: unearned income	(477)	(439)

Loans, net of unearned income	$377,350	$383,339

Loans secured by real estate were approximately 82.4% of the Company’s total loan portfolio at March 31, 2014. At March 31, 2014, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of March 31, 2014, and December 31, 2013.

		Accruing 30-89 Days	Accruing Greater than	Total Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

March 31, 2014:
Commercial and industrial	$54,270	191	117	54,578	54	$54,632
Construction and land development	29,747	157	—	29,904	1,371	31,275
Commercial real estate:
Owner occupied	53,417	275	—	53,692	281	53,973
Other	124,133	186	—	124,319	429	124,748
Total commercial real estate	177,550	461	—	178,011	710	178,721
Residential real estate:
Consumer mortgage	56,358	1,340	—	57,698	751	58,449
Investment property	42,195	494	—	42,689	295	42,984
Total residential real estate	98,553	1,834	—	100,387	1,046	101,433
Consumer installment	11,659	86	14	11,759	7	11,766
Total	$371,779	2,729	131	374,639	3,188	$377,827

December 31, 2013:
Commercial and industrial	$57,558	167	—	57,725	55	$57,780
Construction and land development	34,883	14	—	34,897	1,582	36,479
Commercial real estate:
Owner occupied	54,214	861	—	55,075	1,027	56,102
Other	118,389	—	—	118,389	429	118,818
Total commercial real estate	172,603	861	—	173,464	1,456	174,920
Residential real estate:
Consumer mortgage	56,191	745	69	57,005	866	57,871
Investment property	42,935	598	—	43,533	302	43,835
Total residential real estate	99,126	1,343	69	100,538	1,168	101,706
Consumer installment	12,789	100	4	12,893	—	12,893
Total	$376,959	2,485	73	379,517	4,261	$383,778

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2014 and December 31, 2013, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2013, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. Beginning with the quarter ended June 30, 2013, the Company calculated average losses for all loan segments (except for the commercial real estate loan segment) using a rolling 8 quarter historical period in order to better capture the effects of the current economic cycle on the Company’s loan loss experience, and continued this methodology through March 31, 2014. Based upon management’s review of charge-off trends for each loan segment, the Company continues to calculate average losses for the commercial real estate loan segment using a rolling 6 quarter historical period. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	March 31, 2014
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$386	366	3,186	1,114	216	$5,268
Charge-offs	—	(236)	—	(31)	(36)	(303)
Recoveries	4	2	118	16	6	146

Net (charge-offs) recoveries	4	(234)	118	(15)	(30)	(157)
Provision	92	82	(811)	157	80	(400)

Ending balance	$482	214	2,493	1,256	266	$4,711

	March 31, 2013
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$812	1,545	3,137	1,126	103	6,723
Charge-offs	(68)	(39)	—	(266)	(17)	$(390)
Recoveries	12	—	5	13	6	$36

Net (charge-offs) recoveries	(56)	(39)	5	(253)	(11)	(354)
Provision	(187)	113	429	12	33	$400

Ending balance	$569	1,619	3,571	885	125	$6,769

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2014 and 2013.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
March 31, 2014:
Commercial and industrial	$482	54,520	—	112	482	54,632
Construction and land development	214	29,904	—	1,371	214	31,275
Commercial real estate	2,314	176,548	179	2,173	2,493	178,721
Residential real estate	1,256	100,529	—	904	1,256	101,433
Consumer installment	266	11,766	—	—	266	11,766

Total	$4,532	373,267	179	4,560	4,711	377,827

March 31, 2013:
Commercial and industrial	$569	55,576	—	160	569	55,736
Construction and land development	1,498	39,489	121	1,615	1,619	41,104
Commercial real estate	3,327	176,492	244	2,501	3,571	178,993
Residential real estate	801	101,861	84	1,117	885	102,978
Consumer installment	125	12,026	—	—	125	12,026

Total	$6,320	385,444	449	5,393	6,769	390,837

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

•	Nonaccrual—includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
March 31, 2014:
Commercial and industrial	$49,947	4,182	449	54	$54,632
Construction and land development	28,593	633	678	1,371	31,275
Commercial real estate:
Owner occupied	52,058	1,218	416	281	53,973
Other	123,434	90	795	429	124,748
Total commercial real estate	175,492	1,308	1,211	710	178,721
Residential real estate:
Consumer mortgage	50,436	2,724	4,538	751	58,449
Investment property	39,971	1,343	1,375	295	42,984
Total residential real estate	90,407	4,067	5,913	1,046	101,433
Consumer installment	11,621	32	106	7	11,766
Total	$356,060	10,222	8,357	3,188	$377,827

December 31, 2013:
Commercial and industrial	$53,060	4,183	482	55	$57,780
Construction and land development	33,616	180	1,101	1,582	36,479
Commercial real estate:
Owner occupied	53,430	770	875	1,027	56,102
Other	117,490	91	808	429	118,818
Total commercial real estate	170,920	861	1,683	1,456	174,920
Residential real estate:
Consumer mortgage	50,392	1,137	5,476	866	57,871
Investment property	40,517	1,310	1,706	302	43,835
Total residential real estate	90,909	2,447	7,182	1,168	101,706
Consumer installment	12,713	34	146	—	12,893
Total	$361,218	7,705	10,594	4,261	$383,778

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at March 31, 2014 and December 31, 2013.

	March 31, 2014
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$112	—	112
Construction and land development	3,326	(1,955)	1,371
Commercial real estate:
Owner occupied	340	(59)	281
Other	519	(90)	429

Total commercial real estate	859	(149)	710
Residential real estate:
Consumer mortgages	947	(211)	736
Investment property	207	(39)	168

Total residential real estate	1,154	(250)	904

Total	$5,451	(2,354)	3,097

With allowance recorded:
Commercial real estate:
Owner occupied	868	—	868	124
Other	595	—	595	55

Total commercial real estate	1,463	—	1,463	179

Total	$1,463	—	1,463	$179

Total impaired loans	$6,914	(2,354)	4,560	$179

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2013
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$124	—	124
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	1,217	(190)	1,027
Other	518	(89)	429

Total commercial real estate	1,735	(279)	1,456
Residential real estate:
Consumer mortgages	952	(198)	754
Investment property	207	(35)	172

Total residential real estate	1,159	(233)	926

Total	$5,897	(2,194)	3,703

With allowance recorded:
Construction and land development	452	(67)	385	88
Commercial real estate:
Owner occupied	875	—	875	110
Other	602	—	602	62

Total commercial real estate	1,477	—	1,477	172

Total	$1,929	(67)	1,862	$260

Total impaired loans	$7,826	(2,261)	5,565	$260

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended March 31, 2014		Quarter ended March 31, 2013
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$116	$2	$164	$3
Construction and land development	1,508	—	1,619	—
Commercial real estate:
Owner occupied	1,648	12	2,044	14
Other	1,026	9	3,004	—

Total commercial real estate	2,674	21	5,048	14
Residential real estate:
Consumer mortgages	742	—	811	—
Investment property	170	—	305	—

Total residential real estate	912	—	1,116	—

Total	$5,210	$23	$7,947	$17

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

Similar to other impaired loans, TDRs are measured for impairment based on the present value of expected payments using the loan’s original effective interest rate as the discount rate, or the fair value of the collateral, less selling costs if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, impairment is recognized by establishing a valuation allowance as part of the allowance for loan losses or a charge-off to the allowance for loan losses. In periods subsequent to the modification, all TDRs are individually evaluated, including those that have payment defaults, for possible impairment.

The following is a summary of accruing and nonaccrual TDRs, which are included in impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of March 31, 2014, and December 31, 2013.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

March 31, 2014
Commercial and industrial	$112	—	112	$—
Construction and land development	—	1,371	1,371	—
Commercial real estate:
Owner occupied	868	281	1,149	124
Other	595	429	1,024	55

Total commercial real estate	1,463	710	2,173	179
Residential real estate:
Consumer mortgages	—	736	736	—
Investment property	—	168	168	—

Total residential real estate	—	904	904	—

Total	$1,575	2,985	4,560	$179

December 31, 2013
Commercial and industrial	$124	—	124	$—
Construction and land development	—	1,582	1,582	88
Commercial real estate:
Owner occupied	875	285	1,160	110
Other	602	429	1,031	62

Total commercial real estate	1,477	714	2,191	172
Residential real estate:
Consumer mortgages	—	754	754	—
Investment property	—	172	172	—

Total residential real estate	—	926	926	—

Total	$1,601	3,222	4,823	$260

At March 31, 2014, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	March 31, 2014			March 31, 2013
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment

TDRs:
Commercial real estate:
Other	—	$—	—	1	$431	431

Total commercial real estate	—	—	—	1	431	431
Residential real estate:
Consumer mortgages	—	—	—	1	131	131

Total residential real estate	—	—	—	1	131	131

Total	—	$—	—	2	$562	562

The majority of the loans modified in a TDR during the quarter ended March 31, 2013 included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended March 31, 2014		Quarter ended March 31, 2013
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)
TDRs:
Construction and land development	—	$—	1	$1,197

Total	—	$—	1	$1,197

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The Company evaluates MSRs for impairment on a quarterly basis. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate and loan type. If, by individual stratum, the carrying amount of the MSRs exceeds fair value, a valuation reserve is established. The valuation allowance is adjusted as the fair value changes. Changes in the valuation allowance are recognized in earnings as a component of mortgage lending income.

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2014 and 2013 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2014	2013

MSRs, net:
Beginning balance	$2,350	$1,526
Additions, net	98	261
Amortization expense	(80)	(125)
Decrease in MSR valuation allowance	—	66

Ending balance	$2,368	$1,728

Valuation allowance included in MSRs, net:
Beginning of period	$—	$386
End of period	—	320

Fair value of amortized MSRs:
Beginning of period	$3,452	$1,526
End of period	3,886	1,994

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying Consolidated Statements of Earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2014 and December 31, 2013, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

A summary of the Company’s interest rate swap agreements at March 31, 2014 and December 31, 2013 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

March 31, 2014:
Pay fixed / receive variable	$4,929	—	788
Pay variable / receive fixed	4,929	788	—

Total interest rate swap agreements	$9,858	788	788

December 31, 2013:
Pay fixed / receive variable	$5,017	—	844
Pay variable / receive fixed	5,017	844	—

Total interest rate swap agreements	$10,034	844	844

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the quarter ended March 31, 2014, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Securities available-for-sale:
Agency obligations	$56,034	—	56,034	—
Agency RMBS	162,709	—	162,709	—
State and political subdivisions	61,246	—	61,246	—

Total securities available-for-sale	279,989	—	279,989	—
Other assets (1)	788	—	788	—

Total assets at fair value	$280,777	—	280,777	—

Other liabilities(1)	$788	—	788	—

Total liabilities at fair value	$788	—	788	—

December 31, 2013:
Securities available-for-sale:
Agency obligations	$44,522	—	44,522	—
Agency RMBS	162,358	—	162,358	—
State and political subdivisions	64,339	—	64,339	—

Total securities available-for-sale	271,219	—	271,219	—
Other assets (1)	844	—	844	—

Total assets at fair value	$272,063	—	272,063	—

Other liabilities(1)	$844	—	844	—

Total liabilities at fair value	$844	—	844	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Loans held for sale	$1,250	—	1,250	—
Loans, net(1)	4,381	—	—	4,381
Other real estate owned	3,111	—	—	3,111
Other assets (2)	2,368	—	—	2,368
Total assets at fair value	$11,110	—	1,250	9,860

December 31, 2013:
Loans held for sale	$2,296	—	2,296	—
Loans, net(1)	5,305	—	—	5,305
Other real estate owned	3,884	—	—	3,884
Other assets (2)	2,350	—	—	2,350
Total assets at fair value	$13,835	—	2,296	11,539

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying consolidated balance sheets using Level 3 inputs:

	Quarter ended March 31,
(Dollars in thousands)	2014	2013
Beginning balance	$—	$652
Total realized and unrealized gains and (losses):
Included in other comprehensive income	—	8

Ending balance	$—	$660

At March 31, 2014, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2014, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Nonrecurring:

Impaired loans	$4,381	Appraisal	Appraisal discounts (%)	19.7%

Other real estate owned	3,111	Appraisal	Appraisal discounts (%)	15.1%

Mortgage servicing rights, net	2,368	Discounted cash flow	Prepayment speed or CPR (%)	8.3%
			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs
March 31, 2014:
Financial Assets:
Loans, net (1)	$372,639	$372,112	$—	$—	$372,112
Loans held for sale	1,250	$1,265	$—	$1,265	$—
Financial Liabilities:
Time Deposits	$262,209	$265,588	$—	$265,588	$—
Long-term debt	12,217	12,617	—	12,617	—
December 31, 2013:
Financial Assets:
Loans, net (1)	$378,071	$387,180	$—	$—	$387,180
Loans held for sale	2,296	2,310	—	2,310	—
Financial Liabilities:
Time Deposits	$261,199	$263,985	$—	$263,985	$—
Long-term debt	12,217	12,569	—	12,569	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2014 and 2013, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2013.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements.

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

•

the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•

the other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our annual report on Form 10-K for the year ended December 31, 2013 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS”.

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

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Net interest income (a)	$5,594	$5,523
Less: tax-equivalent adjustment	324	382
Net interest income (GAAP)	5,270	5,141
Noninterest income	756	1,655
Total revenue	6,026	6,796
Provision for loan losses	(400)	400
Noninterest expense	3,948	4,226
Income tax expense	657	481
Net earnings	$1,821	$1,689

Basic and diluted earnings per share	$0.50	$0.46

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $1.8 million for the first quarter of 2014, compared to $1.7 million for the first quarter of 2013. Basic and diluted earnings per share were $0.50 per share for the first quarter of 2014, compared to $0.46 per share for the first quarter of 2013.

Net interest income (tax-equivalent) was $5.6 million for the first quarter of 2014, compared to $5.5 million for the first quarter of 2013. Net interest income (tax-equivalent) increased as net interest margin improvement offset a decline in average interest-earning assets of 2%. The Company’s improved net interest margin reflects management’s efforts to increase earnings by focusing on deposit pricing and repaying higher-cost wholesale borrowings.

The Company recorded a negative provision for loan losses of $0.4 million for the first quarter of 2014 compared to a charge of $0.4 million for the first quarter of 2013. The decrease in the provision for loan losses was primarily due to improvement in the overall credit quality of the loan portfolio, including declining net charge-offs and lower levels of adversely classified and nonperforming loans.

Noninterest income was $0.8 million for the first quarter of 2014, compared to $1.7 million in the first quarter of 2013. The decrease was primarily due to a decrease in mortgage lending income of $0.4 million as higher interest rates for mortgage loans negatively impacted refinance activity and a decrease in net securities gains (losses) of $0.5 million that was primarily due to an other-than-temporary impairment charge on securities management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold these available-for-sale agency RMBS with a fair value of approximately $18.9 million and realized a loss of $0.3 million.

Noninterest expense was approximately $4.0 million in the first quarter of 2014, compared to $4.2 million in the first quarter of 2013. The decrease was primarily due to a decrease in prepayment penalties on long-term debt. The Company incurred no prepayment penalties during the first quarter of 2014, compared to $0.4 million during the first quarter of 2013 when the Company repaid a $10.0 million FHLB advance with an interest rate of 3.17%. This decrease was partially offset by increases in certain other noninterest expenses, including an increase in net OREO expenses of $0.1 million due to realized holding losses or write-downs on the valuations of certain OREO properties.

Income tax expense was approximately $0.7 million for the first quarter of 2014, compared to $0.5 million in the first quarter of 2013. The Company’s effective tax rate for the first quarter of 2014 was 26.51%, compared to 22.17% in the first quarter of 2013. The increase in the Company’s effective tax rate was primarily due to decreases in tax exempt interest income as our holdings of municipal securities have declined. In addition, as earnings before income taxes increases, the impact of tax preference items, such as tax exempt interest income, on the Company’s effective tax rate is reduced.

In the first quarter of 2014, the Company paid cash dividends of $0.8 million, or $0.215 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 18.64% and a Tier 1 leverage ratio of 10.03% at March 31, 2014.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2014 and December 31, 2013, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS Average Balance Sheet and Interest Rates
	Quarter ended March 31,
	2014		2013
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$378,780	5.13%	$400,062	5.40%
Securities - taxable	206,630	2.31%	191,211	1.85%
Securities - tax-exempt	61,383	6.28%	71,863	6.34%

Total securities	268,013	3.22%	263,074	3.08%
Federal funds sold	55,120	0.18%	60,814	0.21%
Interest bearing bank deposits	7,700	0.90%	593	—

Total interest-earning assets	709,613	3.98%	724,543	4.12%

Deposits:
NOW	106,331	0.32%	105,578	0.31%
Savings and money market	189,601	0.51%	167,928	0.52%
Certificates of deposits less than $100,000	104,646	1.21%	105,452	1.46%
Certificates of deposits and other time deposits of $100,000 or more	157,431	1.60%	155,858	1.89%

Total interest-bearing deposits	558,009	0.91%	534,816	1.06%
Short-term borrowings	3,478	0.47%	2,862	0.57%
Long-term debt	12,217	3.45%	46,661	3.70%

Total interest-bearing liabilities	573,704	0.96%	584,339	1.27%

Net interest income and margin (tax-equivalent)	$5,594	3.20%	$5,523	3.09%

Net Interest Income and Margin

Net interest income (tax-equivalent) increased as net interest margin improvement offset a decline in average interest-earning assets of 2%. The Company’s improved net interest margin reflects management’s efforts to increase earnings by focusing on deposit pricing and repaying higher-cost wholesale borrowings.

The tax-equivalent yield on total interest-earning assets decreased by 14 basis points in the first quarter of 2014 from the first quarter of 2013 to 3.98%. The decrease was primarily due to a decrease in average loans and loan yields as reduced loan demand and increased pricing competition for quality loan opportunities in our markets has limited the Company’s ability to increase loans generally, as well as a decrease in the yields on new and renewed loans over the last several quarters.

The cost of total interest-bearing liabilities decreased 31 basis points in the first quarter of 2014 from the first quarter of 2013 to 0.96%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our savings and money market accounts and concurrently reduced balances of higher-cost long-term debt (i.e. wholesale borrowings).

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded a negative provision for loan losses of $0.4 million for the first quarter of 2014 compared to a charge of $0.4 million for the first quarter of 2013. The decrease in the provision for loan losses was primarily due to improvement in the overall credit quality of the loan portfolio, including declining net charge-offs and lower levels of adversely classified and nonperforming loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.25% at March 31, 2014, compared to 1.37% at December 31, 2013. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2014	2013

Service charges on deposit accounts	$213	$249
Mortgage lending income	386	810
Bank-owned life insurance	126	95
Securities (losses) gains, net	(307)	161
Other	338	340

Total noninterest income	$756	$1,655

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

MSRs are also evaluated for impairment on a quarterly basis. Impairment is determined by grouping MSRs by common predominant characteristics, such as interest rate and loan type. If the aggregate carrying amount of a particular group of MSRs exceeds the group’s aggregate fair value, a valuation allowance for that group is established. The valuation allowance is adjusted as the fair value changes. An increase in mortgage interest rates typically results in an increase in the fair value of the MSRs while a decrease in mortgage interest rates typically results in a decrease in the fair value of MSRs.

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2014	2013

Origination income, net	$240	$667
Servicing fees, net	146	77
Decrease in MSR valuation allowance	—	66

Total mortgage lending income	$386	$810

The decrease in mortgage lending income was primarily due to a decline in origination income as refinance activity slowed significantly. This decrease was partially offset by an increase in servicing fees, net of related amortization expense. Servicing fees increased due to an increase in the unpaid principal balance of loans serviced and amortization expense decreased as prepayment speeds slowed.

The increase in income from bank-owned life insurance was primarily due to improved policy returns. During the fourth quarter of 2013, the Bank exchanged certain bank-owned life insurance policies with a cash surrender value of approximately $5.9 million. These policies were exchanged to two new carriers with better credit ratings and policy returns. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Net securities gains (losses) consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains realized on the sale of securities were $26,000 for the first quarter of 2014, compared to net gains on the sale of securities of $161,000 for the first quarter of 2013. The Company recorded an other-than-temporary impairment charge in the first quarter of 2014 related to securities management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold these available-for-sale Agency RMBS securities with a fair value of $18.9 million and realized a loss of approximately $333,000. The Company incurred no other-than-temporary impairment charges in the first quarter of 2013.

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2014	2013

Salaries and benefits	$2,281	$2,250
Net occupancy and equipment	352	331
Professional fees	206	176
FDIC and other regulatory assessments	145	194
Other real estate owned, net	118	23
Prepayment penalty on long-term debt	—	425
Other	846	827

Total noninterest expense	$3,948	$4,226

The increase in salaries and benefits expense during the first quarter of 2014, compared to the first quarter of 2013 reflected routine annual increases.

The increase in net occupancy and equipment expense was primarily due to a decrease in rental income. During the fourth quarter of 2013, the Company sold an office building in downtown Auburn that was leased to third party tenants.

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s quarterly assessment rate as several variables utilized by the FDIC in calculating our deposit insurance assessments improved.

The increase in OREO expense, net was primarily due to realized holding losses or write-downs on the valuations of certain OREO properties. These properties could be subject to future valuation adjustments as a result of updated appraisal information or further deterioration in real estate values, which would cause additional fluctuations in OREO expense, net. Also, the Company will continue to incur expenses for the maintenance costs and property taxes associated with these properties.

During the first quarter of 2013, the Company repaid a $10.0 million FHLB advance with an interest rate of 3.17% and a remaining term of 1.5 years and incurred a prepayment penalty of $0.4 million.

Income Tax Expense

Income tax expense was approximately $0.7 million for the first quarter of 2014, compared to $0.5 million in the first quarter of 2013. The Company’s effective tax rate for the first quarter of 2014 was 26.51%, compared to 22.17% in the first quarter of 2013. The increase in the Company’s effective tax rate was primarily due to decreases in tax exempt interest income as our holdings of municipal securities have declined. In addition, as earnings before income taxes increases, the impact of tax preference items, such as tax exempt interest income, on the Company’s effective tax rate is reduced.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $280.0 million at March 31, 2014, an increase of $8.8 million, or 3%, compared to $271.2 million at December 31, 2013. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $4.4 million and a decrease in unrealized net losses on securities available-for-sale of $4.4 million. The increase in the amortized cost basis was primarily attributable to management allocating more funding to the investment portfolio as the loan portfolio declined. The decrease in unrealized net losses on securities available-for-sale was primarily due to a decrease in long-term interest rates during the first quarter of 2014.

The average tax-equivalent yields earned on total securities were 3.22% in the first quarter of 2014 and 3.08% in the first quarter of 2013.

Loans
	2014	2013
(In thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Commercial and industrial	$54,632	57,780	58,766	56,030	55,736
Construction and land development	31,275	36,479	37,062	45,886	41,104
Commercial real estate	178,721	174,920	170,520	177,291	178,993
Residential real estate	101,433	101,706	102,565	99,021	102,978
Consumer installment	11,766	12,893	12,170	12,747	12,026

Total loans	377,827	383,778	381,083	390,975	390,837
Less: unearned income	(477)	(439)	(378)	(249)	(267)

Loans, net of unearned income	$377,350	383,339	380,705	390,726	390,570

Total loans, net of unearned income, were $377.4 million at March 31, 2014, compared to $383.3 million at December 31, 2013. The decrease in loans over the past several quarters was primarily due to a decline in construction and land development loans. Four loan categories represented the majority of the loan portfolio at March 31, 2014: commercial real estate (47%), residential real estate (27%), construction and land development (8%) and commercial and industrial (14%). Approximately 30% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2014.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $16.3 million, or 4% of total loans, at March 31, 2014, compared to $15.8 million, or 4% of total loans, at December 31, 2013. For residential real estate mortgage loans with a consumer purpose, approximately $0.8 million and $1.2 million required interest-only payments at March 31, 2014 and December 31, 2013, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.4 million at both March 31, 2014 and December 31, 2013. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.13% in the first quarter of 2014 and 5.40% in the first quarter of 2013.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having unsecured loan relationships in excess of approximately $16.1 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $14.5 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2014, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at March 31, 2014 (and related balances at December 31, 2013).

(In thousands)	March 31, 2014	December 31, 2013

Lessors of 1 to 4 family residential properties	$42,984	$43,835
Multi-family residential properties	27,245	27,673
Shopping centers	29,691	29,953

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At March 31, 2014 and December 31, 2013, the allowance for loan losses was $4.7 million and $5.3 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2014 and the previous four quarters is presented below.

	2014	2013
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$5,268	5,946	6,457	6,769	6,723
Charge-offs:
Commercial and industrial	—	(269)	(177)	—	(68)
Construction and land development	(236)	—	—	—	(39)
Commercial real estate	—	—	(144)	(118)	—
Residential real estate	(31)	(250)	(103)	(189)	(266)
Consumer installment	(36)	(198)	(137)	(45)	(17)

Total charge-offs	(303)	(717)	(561)	(352)	(390)
Recoveries	146	39	50	40	36

Net charge-offs	(157)	(678)	(511)	(312)	(354)
Provision for loan losses	(400)	—	—	—	400

Ending balance	$4,711	5,268	5,946	6,457	6,769

as a % of loans	1.25%	1.37	1.56	1.65	1.73
as a % of nonperforming loans	148%	124	134	138	143
Annualized net charge-offs as % of average loans	0.17%	0.71	0.53	0.32	0.36

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.25% at March 31, 2014, compared to 1.37% at December 31, 2013. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgment about information available to them at the time of their examinations.

At March 31, 2014, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 148%, compared to 124% at December 31, 2013. The increase was primarily due to the payoff of one nonperforming commercial real estate loan during the first quarter of 2014 with a total recorded investment of $0.7 million and no related allowance for loan losses at December 31, 2013. Excluding this nonperforming loan, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 150% at December 31, 2013.

At March 31, 2014, the Company’s recorded investment in loans considered impaired was $4.6 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.2 million. At December 31, 2013, the Company’s recorded investment in loans considered impaired was $5.6 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million.

Nonperforming Assets

At March 31, 2014, the Company had $6.3 million in nonperforming assets, compared to $8.1 million at December 31, 2013. The majority of the balance in nonperforming assets at March 31, 2014 related to deterioration in the commercial real estate and construction and land development loan portfolios.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2014 and the previous four quarters.

	2014	2013
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$3,188	4,261	4,425	4,664	4,748
Other real estate owned	3,111	3,884	4,585	3,609	4,810

Total nonperforming assets	$6,299	8,145	9,010	8,273	9,558

as a % of loans and other real estate owned	1.66%	2.10	2.34	2.10	2.42
as a % of total assets	0.81%	1.08	1.21	1.08	1.24
Nonperforming loans as a % of total loans	0.84%	1.11	1.16	1.19	1.22
Accruing loans 90 days or more past due	$131	73	99	—	—

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2014 and the previous four quarters.

	2014	2013
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$54	55	56	57	59
Construction and land development	1,371	1,582	1,592	1,601	1,615
Commercial real estate	710	1,456	1,467	1,484	1,610
Residential real estate	1,046	1,168	1,310	1,520	1,459
Consumer installment	7	—	—	2	5

Total nonaccrual loans	$3,188	4,261	4,425	4,664	4,748

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At March 31, 2014, the Company had $3.2 million in loans on nonaccrual, compared to $4.3 million at December 31, 2013.

At March 31, 2014, there were $131,000 in loans 90 days or more past due and still accruing interest compared to $73,000 at December 31, 2013.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2014 and the previous four quarters.

	2014	2013
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Buildings	$1,515	1,772	1,829	535	540
Developed lots	1,260	1,260	1,275	1,275	1,275
Residential:
Undeveloped land	113	113	242	242	1,464
Other	223	739	1,239	1,557	1,531

Total other real estate owned	$3,111	3,884	4,585	3,609	4,810

At March 31, 2014 and December 31, 2013, respectively, the Company held $3.1 million and $3.9 million in OREO, which we acquired from borrowers. At March 31, 2014, approximately 89% of the total balance in OREO related to properties acquired from three borrowers with a total carrying value of $2.8 million.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $8.4 million, or 2.2% of total loans at March 31, 2014, compared to $10.6 million, or 2.7% of total loans at December 31, 2013.

The table below provides information concerning the composition of performing potential problem loans for the first quarter of 2014 and the previous four quarters.

	2014	2013
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$449	482	750	884	555
Construction and land development	678	1,101	1,118	1,201	1,288
Commercial real estate	1,211	1,683	1,700	1,833	2,843
Residential real estate	5,913	7,182	7,417	7,772	7,939
Consumer installment	106	146	161	146	197

Total potential problem loans	$8,357	10,594	11,146	11,836	12,822

At March 31, 2014, approximately $1.1 million or 13.5% of total potential problem loans were past due at least 30 days but less than 90 days. At March 31, 2014, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the first quarter of 2014 and the previous four quarters.

	2014	2013
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$191	167	444	329	47
Construction and land development	157	14	—	—	135
Commercial real estate	461	861	49	1,498	—
Residential real estate	1,834	1,343	489	501	403
Consumer installment	86	100	40	147	36

Total	$2,729	2,485	1,022	2,475	621

Deposits

Total deposits were $687.1 million at March 31, 2014, compared to $668.9 million at December 31, 2013. Noninterest bearing deposits were $125.6 million, or 18.3% of total deposits, at March 31, 2014, compared to $125.7 million, or 18.8% of total deposits at December 31, 2013. The increase in total deposits of $18.2 million was primarily due to a $13.1 million increase in public depositor account balances which are generally subject to seasonal fluctuations.

The average rate paid on total interest-bearing deposits was 0.91% in the first quarter of 2014 and 1.06% in the first quarter of 2013.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at both March 31, 2014 and December 31, 2013. Securities sold under agreements to repurchase totaled $3.3 million and $3.4 million at March 31, 2014 and December 31, 2013, respectively.

The average rate paid on short-term borrowings was 0.47% in the first quarter of 2014 and 0.57% in the first quarter of 2013.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had $5.0 million in long-term FHLB advances at both March 31, 2014 and December 31, 2013. At both March 31, 2014 and December 31, 2013, the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding.

The average rate paid on long-term debt was 3.45% in the first quarter of 2014 and 3.70% in the first quarter of 2013.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $68.3 million and $64.5 million as of March 31, 2014 and December 31, 2013, respectively. The change from December 31, 2013 was primarily driven by other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale of $2.8 million and net earnings of $1.8 million, partially offset by cash dividends paid of $0.8 million.

The Company’s tier 1 leverage ratio was 10.03%, tier 1 risk-based capital ratio was 17.55% and total risk-based capital ratio was 18.64% at March 31, 2014. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management uses earnings simulation modeling to estimate and manage interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model indicate that we were in compliance with our current guidelines at March 31, 2014.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model indicate that we were in compliance with our guidelines at March 31, 2014.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2014 and December 31, 2013, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At March 31, 2014, the Bank had a remaining available line of credit with the FHLB totaling $214.5 million. At March 31, 2014, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At March 31, 2014, the Bank had outstanding standby letters of credit of $8.3 million and unfunded loan commitments outstanding of $38.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of March 31, 2014, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $358.4 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in the first quarter of 2014 or during the full year 2013.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of March 31, 2014, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.6% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

	2014	2013
	First	Fourth	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$5,270	5,279	5,270	5,232	5,141
Tax-equivalent adjustment	324	342	351	365	382

Net interest income (Tax-equivalent)	$5,594	5,621	5,621	5,597	5,523

Table 2—Selected Quarterly Financial Data

	2014	2013
	First	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$5,594	5,621	5,621	5,597	5,523
Less: tax-equivalent adjustment	324	342	351	365	382

Net interest income (GAAP)	5,270	5,279	5,270	5,232	5,141
Noninterest income	756	2,140	1,432	2,071	1,655

Total revenue	6,026	7,419	6,702	7,303	6,796
Provision for loan losses	(400)	—	—	—	400
Noninterest expense	3,948	5,188	4,274	4,724	4,226
Income tax expense	657	501	636	672	481

Net earnings	$1,821	1,730	1,792	1,907	1,689

Per share data:
Basic and diluted net earnings	$0.50	0.47	0.49	0.52	0.46
Cash dividends declared	0.215	0.21	0.21	0.21	0.21
Weighted average shares outstanding:
Basic and diluted	3,643,161	3,643,110	3,643,028	3,642,955	3,642,918
Shares outstanding, at period end	3,643,173	3,643,118	3,643,058	3,642,993	3,642,928
Book value	$18.74	17.70	18.06	17.90	19.27
Common stock price
High	$25.80	25.75	24.71	22.33	22.60
Low	23.20	23.93	22.00	21.54	20.80
Period end:	23.20	25.00	24.40	22.00	22.00
To earnings ratio	11.72x	12.89	12.64	11.70	11.46
To book value	124%	141	135	123	114
Performance ratios:
Return on average equity	11.11%	10.33	10.78	10.74	9.47
Return on average assets	0.96%	0.92	0.95	1.00	0.87
Dividend payout ratio	43.00%	44.68	42.86	40.38	45.65
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.25%	1.37	1.56	1.65	1.73
Nonperforming loans	148%	124	134	138	143
Nonperforming assets as a % of:
Loans and other real estate owned	1.66%	2.10	2.34	2.10	2.42
Total assets	0.81%	1.08	1.21	1.08	1.24
Nonperforming loans as a % of total loans	0.84%	1.11	1.16	1.19	1.22
Annualized net charge-offs as % of average loans	0.17%	0.71	0.53	0.32	0.36
Capital Adequacy:
Tier 1 risk-based capital ratio	17.55%	17.19	17.29	16.45	16.32
Total risk-based capital ratio	18.64%	18.40	18.55	17.70	17.57
Tier 1 Leverage Ratio	10.03%	10.10	9.96	9.76	9.42
Other financial data:
Net interest margin (a)	3.20%	3.20	3.19	3.16	3.09
Effective income tax rate	26.51%	22.46	26.19	26.06	22.17
Efficiency ratio (b)	62.17%	66.85	60.60	61.61	58.87
Selected average balances:
Securities	$268,013	260,091	265,380	266,056	263,074
Loans, net of unearned income	377,322	379,450	383,460	389,402	396,436
Total assets	762,153	748,894	751,311	761,534	777,756
Total deposits	678,324	653,825	651,334	652,952	653,802
Long-term debt	12,217	21,347	26,782	31,613	46,661
Total stockholders’ equity	65,556	67,015	66,485	71,006	71,317
Selected period end balances:
Securities	$279,989	271,219	259,467	270,794	270,219
Loans, net of unearned income	377,350	383,339	380,705	390,726	390,570
Allowance for loan losses	4,711	5,268	5,946	6,457	6,769
Total assets	773,333	751,343	744,602	767,747	772,155
Total deposits	687,088	668,844	650,421	666,490	659,056
Long-term debt	12,217	12,217	22,217	27,217	37,217
Total stockholders’ equity	68,284	64,485	65,807	65,211	70,217

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3—Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$378,780	$4,790	5.13%	$400,062	$5,328	5.40%
Securities - taxable	206,630	1,176	2.31%	191,211	874	1.85%
Securities - tax-exempt (2)	61,383	951	6.28%	71,863	1,124	6.34%

Total securities	268,013	2,127	3.22%	263,074	1,998	3.08%
Federal funds sold	55,120	25	0.18%	60,814	31	0.21%
Interest bearing bank deposits	7,700	17	0.90%	593	—	—

Total interest-earning assets	709,613	$6,959	3.98%	724,543	$7,357	4.12%
Cash and due from banks	12,835			16,515
Other assets	39,705			36,698

Total assets	$762,153			$777,756

Interest-bearing liabilities:
Deposits:
NOW	$106,331	$84	0.32%	$105,578	$82	0.31%
Savings and money market	189,601	237	0.51%	167,928	217	0.52%
Certificates of deposits less than $100,000	104,646	313	1.21%	105,452	380	1.46%
Certificates of deposits and other time deposits of $100,000 or more	157,431	623	1.60%	155,858	725	1.89%

Total interest-bearing deposits	558,009	1,257	0.91%	534,816	1,404	1.06%
Short-term borrowings	3,478	4	0.47%	2,862	4	0.57%
Long-term debt	12,217	104	3.45%	46,661	426	3.70%

Total interest-bearing liabilities	573,704	$1,365	0.96%	584,339	$1,834	1.27%
Noninterest-bearing deposits	120,315			118,986
Other liabilities	2,578			3,114
Stockholders’ equity	65,556			71,317

Total liabilities and stockholders’ equity	$762,153			$777,756

Net interest income and margin		$5,594	3.20%		$5,523	3.09%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4—Loan Portfolio Composition

	2014	2013
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$54,632	57,780	58,766	56,030	55,736
Construction and land development	31,275	36,479	37,062	45,886	41,104
Commercial real estate	178,721	174,920	170,520	177,291	178,993
Residential real estate	101,433	101,706	102,565	99,021	102,978
Consumer installment	11,766	12,893	12,170	12,747	12,026

Total loans	377,827	383,778	381,083	390,975	390,837
Less: unearned income	(477)	(439)	(378)	(249)	(267)

Loans, net of unearned income	377,350	383,339	380,705	390,726	390,570
Less: allowance for loan losses	(4,711)	(5,268)	(5,946)	(6,457)	(6,769)

Loans, net	$372,639	378,071	374,759	384,269	383,801

Table 5—Allowance for Loan Losses and Nonperforming Assets

	2014	2013
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$5,268	5,946	6,457	6,769	6,723
Charge-offs:
Commercial and industrial	—	(269)	(177)	—	(68)
Construction and land development	(236)	—	—	—	(39)
Commercial real estate	—	—	(144)	(118)	—
Residential real estate	(31)	(250)	(103)	(189)	(266)
Consumer installment	(36)	(198)	(137)	(45)	(17)

Total charge-offs	(303)	(717)	(561)	(352)	(390)
Recoveries	146	39	50	40	36

Net charge-offs	(157)	(678)	(511)	(312)	(354)
Provision for loan losses	(400)	—	—	—	400

Ending balance	$4,711	5,268	5,946	6,457	6,769

as a % of loans	1.25%	1.37	1.56	1.65	1.73
as a % of nonperforming loans	148%	124	134	138	143
Annualized net charge-offs as % of average loans	0.17%	0.71	0.53	0.32	0.36

Nonperforming assets:
Nonaccrual loans	$3,188	4,261	4,425	4,664	4,748
Other real estate owned	3,111	3,884	4,585	3,609	4,810

Total nonperforming assets	$6,299	8,145	9,010	8,273	9,558

as a % of loans and other real estate owned	1.66%	2.10	2.34	2.10	2.42
as a % of total assets	0.81%	1.08	1.21	1.08	1.24
Nonperforming loans as a % of total loans	0.84%	1.11	1.16	1.19	1.22
Accruing loans 90 days or more past due	$131	73	99	—	—

Table 6—Allocation of Allowance for Loan Losses

	2014		2013
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$482	14.5	$386	15.1	$546	15.4	$675	14.3	$569	14.3
Construction and land development	214	8.3	366	9.5	1,189	9.7	1,454	11.7	1,619	10.5
Commercial real estate	2,493	47.3	3,186	45.6	3,104	44.7	3,111	45.3	3,571	45.8
Residential real estate	1,256	26.8	1,114	26.5	982	26.9	1,125	25.3	885	26.3
Consumer installment	266	3.1	216	3.4	125	3.2	92	3.3	125	3.1

Total allowance for loan losses	$4,711		$5,268		$5,946		$6,457		$6,769

*	Loan balance in each category expressed as a percentage of total loans.

Table 7—CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2014

Maturity of:
3 months or less	$15,222
Over 3 months through 6 months	16,210
Over 6 months through 12 months	44,497
Over 12 months	82,122

Total CDs and other time deposits of $100,000 or more	$158,051

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company and the Bank from time to time are involved in legal proceedings. The Company and Bank management believe there are no pending or threatened legal, governmental, or regulatory proceedings that upon resolution are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s annual report on Form 10-K for the year ended December 31, 2013.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results in the future. .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	––	––	––	––
February 1 - February 28	––	––	––	––
March 1 - March 31	––	––	––	––
Total	––	––	––	––

(1)	Based on trade date, not settlement date.

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: May 5, 2014	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: May 5, 2014	By:	/s/ David A. Hedges
David A. Hedges
SVP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)