Form 10-Q
period 2014-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2014-08-01
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2014

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.01 par value per share	3,643,328 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2014	December 31, 2013

Assets:
Cash and due from banks	$14,966	$13,437
Federal funds sold	43,311	26,965
Interest bearing bank deposits	11,933	13,820

Cash and cash equivalents	70,210	54,222

Securities available-for-sale	276,953	271,219
Loans held for sale	7,200	2,296
Loans, net of unearned income	385,826	383,339
Allowance for loan losses	(4,728)	(5,268)

Loans, net	381,098	378,071

Premises and equipment, net	10,269	10,442
Bank-owned life insurance	17,754	17,503
Other real estate owned	1,584	3,884
Other assets	10,060	13,706

Total assets	$775,128	$751,343

Liabilities:
Deposits:
Noninterest-bearing	$130,355	$125,740
Interest-bearing	553,826	543,104

Total deposits	684,181	668,844
Federal funds purchased and securities sold under agreements to repurchase	3,316	3,363
Long-term debt	12,217	12,217
Accrued expenses and other liabilities	3,123	2,434

Total liabilities	702,837	686,858

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,763	3,759
Retained earnings	73,992	71,879
Accumulated other comprehensive income (loss), net	1,136	(4,552)
Less treasury stock, at cost - 313,807 shares and 314,017 shares at June 30, 2014 and December 31, 2013, respectively	(6,639)	(6,640)

Total stockholders’ equity	72,291	64,485

Total liabilities and stockholders’ equity	$775,128	$751,343

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six Months Ended June 30,

(In thousands, except share and per share data)	2014	2013	2014	2013

Interest income:
Loans, including fees	$4,766	$5,224	$9,556	$10,552
Securities:
Taxable	1,214	899	2,390	1,773
Tax-exempt	607	708	1,234	1,450
Federal funds sold and interest bearing bank deposits	30	29	72	60

Total interest income	6,617	6,860	13,252	13,835

Interest expense:
Deposits	1,255	1,349	2,512	2,753
Short-term borrowings	5	3	9	7
Long-term debt	104	276	208	702

Total interest expense	1,364	1,628	2,729	3,462

Net interest income	5,253	5,232	10,523	10,373
Provision for loan losses	—	—	(400)	400

Net interest income after provision for loan losses	5,253	5,232	10,923	9,973

Noninterest income:
Service charges on deposit accounts	219	234	432	483
Mortgage lending	348	837	734	1,647
Bank-owned life insurance	125	101	251	196
Other	377	381	715	721
Securities gains, net:
Realized gains, net	12	518	38	679
Total other-than-temporary impairments	—	—	(333)	—

Total securities gains (losses), net	12	518	(295)	679

Total noninterest income	1,081	2,071	1,837	3,726

Noninterest expense:
Salaries and benefits	2,221	2,114	4,502	4,364
Net occupancy and equipment	341	333	693	664
Professional fees	225	209	431	385
FDIC and other regulatory assessments	129	143	274	337
Other real estate owned, net	(62)	20	56	43
Prepayment penalties on long-term debt	—	1,046	—	1,471
Other	938	859	1,784	1,686

Total noninterest expense	3,792	4,724	7,740	8,950

Earnings before income taxes	2,542	2,579	5,020	4,749
Income tax expense	683	672	1,340	1,153

Net earnings	$1,859	$1,907	$3,680	$3,596

Net earnings per share:
Basic and diluted	$0.51	$0.52	$1.01	$0.99

Weighted average shares outstanding:
Basic and diluted	3,643,295	3,642,955	3,643,228	3,642,936

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2014	2013	2014	2013

Net earnings	$1,859	$1,907	$3,680	$3,596

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	2,937	(5,821)	5,502	(6,577)
Reclassification adjustment for net (gain) loss on securities recognized in net earnings	(8)	(327)	186	(428)

Other comprehensive income (loss)	2,929	(6,148)	5,688	(7,005)

Comprehensive income (loss)	$4,788	$(4,241)	$9,368	$(3,409)

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149
Net earnings	—	—	—	3,596	—	—	3,596
Other comprehensive loss	—	—	—	—	(7,005)	—	(7,005)
Cash dividends paid ($0.42 per share)	—	—	—	(1,530)	—	—	(1,530)
Sale of treasury stock (90 shares)	—	—	1	—	—	—	1

Balance, June 30, 2013	3,957,135	$39	$3,757	$69,887	$(1,831)	$(6,641)	$65,211

Balance, December 31, 2013	3,957,135	$39	$3,759	$71,879	$(4,552)	$(6,640)	$64,485
Net earnings	—	—	—	3,680	—	—	3,680
Other comprehensive income	—	—	—	—	5,688	—	5,688
Cash dividends paid ($0.43 per share)	—	—	—	(1,567)	—	—	(1,567)
Sale of treasury stock (210 shares)	—	—	4	—	—	1	5

Balance, June 30, 2014	3,957,135	$39	$3,763	$73,992	$1,136	$(6,639)	$72,291

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2014	2013

Cash flows from operating activities:
Net earnings	$3,680	$3,596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(400)	400
Depreciation and amortization	366	448
Premium amortization and discount accretion, net	776	1,143
Net loss (gain) on securities available-for-sale	295	(679)
Net gain on sale of loans held for sale	(494)	(1,258)
Increase (decrease) in MSR valuation allowance	43	(201)
Net loss (gain) on other real estate owned	42	(47)
Loss on prepayment of long-term debt	—	1,471
Loans originated for sale	(29,459)	(61,382)
Proceeds from sale of loans	24,847	60,225
Increase in cash surrender value of bank owned life insurance	(251)	(196)
Net decrease in other assets	71	1,262
Net increase in accrued expenses and other liabilities	694	916

Net cash provided by operating activities	210	5,698

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	18,354	37,859
Proceeds from maturities of securities available-for-sale	18,127	39,179
Purchase of securities available-for-sale	(34,273)	(99,923)
(Increase) decrease in loans, net	(3,021)	6,159
Net purchases of premises and equipment	(19)	(471)
Decrease in FHLB stock	235	1,153
Proceeds from sale of other real estate owned	2,652	1,999

Net cash provided by (used in) investing activities	2,055	(14,045)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,615	9,175
Net increase in interest-bearing deposits	10,722	20,498
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(47)	2,264
Repayments or retirement of long-term debt	—	(21,471)
Dividends paid	(1,567)	(1,530)

Net cash provided by financing activities	13,723	8,936

Net change in cash and cash equivalents	15,988	589
Cash and cash equivalents at beginning of period	54,222	61,949

Cash and cash equivalents at end of period	$70,210	$62,538

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,777	$3,548
Income taxes	506	254
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	394	642

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

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2014. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

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

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2014 and 2013, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective periods are presented below.

	Quarter ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013

Basic and diluted:
Net earnings	$1,859	$1,907	$3,680	$3,596
Weighted average common shares outstanding	3,643,295	3,642,955	3,643,228	3,642,936

Earnings per share	$0.51	$0.52	$1.01	$0.99

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At June 30, 2014, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of June 30, 2014.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At June 30, 2014 and December 31, 2013, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2014 and December 31, 2013, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

June 30, 2014
Agency obligations (a)	$—	13,306	34,535	22,910	70,751	293	1,914	$72,372
Agency RMBS (a)	—	—	7,535	133,470	141,005	2,009	1,523	140,519
State and political subdivisions	—	679	17,898	46,620	65,197	2,977	42	62,262

Total available-for-sale	$—	13,985	59,968	203,000	276,953	5,279	3,479	$275,153

December 31, 2013
Agency obligations (a)	$—	—	23,247	21,275	44,522	—	4,557	$49,079
Agency RMBS (a)	—	—	8,306	154,052	162,358	976	4,733	166,115
State and political subdivisions	—	1,735	21,366	41,238	64,339	1,560	459	63,238

Total available-for-sale	$—	1,735	52,919	216,565	271,219	2,536	9,749	$278,432

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $137.4 million and $120.5 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.6 million and $1.8 million at June 30, 2014 and December 31, 2013, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2014 and December 31, 2013, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2014:
Agency obligations	$—	—	42,172	1,914	$42,172	1,914
Agency RMBS	—	—	67,063	1,523	67,063	1,523
State and political subdivisions	1,892	25	2,290	17	4,182	42

Total	$1,892	25	111,525	3,454	$113,417	3,479

December 31, 2013:
Agency obligations	$35,933	3,182	8,590	1,376	$44,523	4,558
Agency RMBS	109,774	4,393	7,683	339	117,457	4,732
State and political subdivisions	9,575	459	—	—	9,575	459

Total	$155,282	8,034	16,273	1,715	$171,555	9,749

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

Cost-method investments

At June 30, 2014, cost-method investments with an aggregate cost of $1.6 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Balance, beginning of period	$—	$1,257	$—	$1,257
Reductions:
Securities fully written down and deemed worthless	—	500	—	500

Balance, end of period	$—	$757	$—	$757

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Other-than-temporary impairment charges
Debt securities:
Agency RMBS	$—	$—	$333	$—

Total debt securities	—	—	333	—

Total other-than-temporary impairment charges	$—	$—	$333	$—

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Securities with intent to sell	—	—	333	—

Total other-than-temporary impairment on debt securities	$—	$—	$333	$—

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Gross realized gains	$12	$524	$38	$685
Gross realized losses	—	(6)	—	(6)
Other-than-temporary impairment charges	—	—	(333)	—

Realized gains (losses), net	$12	$518	$(295)	$679

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
(In thousands)	2014	2013
Commercial and industrial	$52,054	$57,780
Construction and land development	32,461	36,479
Commercial real estate:
Owner occupied	52,571	56,102
Other	134,670	118,818

Total commercial real estate	187,241	174,920
Residential real estate:
Consumer mortgage	59,257	57,871
Investment property	43,664	43,835

Total residential real estate	102,921	101,706
Consumer installment	11,686	12,893

Total loans	386,363	383,778
Less: unearned income	(537)	(439)

Loans, net of unearned income	$385,826	$383,339

Loans secured by real estate were approximately 83.5% of the Company’s total loan portfolio at June 30, 2014. At June 30, 2014, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of June 30, 2014, and December 31, 2013.

		Accruing	Accruing	Total
		30-89 Days	Greater than	Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

June 30, 2014:
Commercial and industrial	$51,725	277	—	52,002	52	$52,054
Construction and land development	31,306	192	—	31,498	963	32,461
Commercial real estate:
Owner occupied	52,295	—	—	52,295	276	52,571
Other	134,460	—	—	134,460	210	134,670
Total commercial real estate	186,755	—	—	186,755	486	187,241
Residential real estate:
Consumer mortgage	57,582	715	71	58,368	889	59,257
Investment property	43,133	117	—	43,250	414	43,664
Total residential real estate	100,715	832	71	101,618	1,303	102,921
Consumer installment	11,576	110	—	11,686	—	11,686
Total	$382,077	1,411	71	383,559	2,804	$386,363

December 31, 2013:
Commercial and industrial	$57,558	167	—	57,725	55	$57,780
Construction and land development	34,883	14	—	34,897	1,582	36,479
Commercial real estate:
Owner occupied	54,214	861	—	55,075	1,027	56,102
Other	118,389	—	—	118,389	429	118,818
Total commercial real estate	172,603	861	—	173,464	1,456	174,920
Residential real estate:
Consumer mortgage	56,191	745	69	57,005	866	57,871
Investment property	42,935	598	—	43,533	302	43,835
Total residential real estate	99,126	1,343	69	100,538	1,168	101,706
Consumer installment	12,789	100	4	12,893	—	12,893
Total	$376,959	2,485	73	379,517	4,261	$383,778

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2014 and December 31, 2013, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2014 and 2013, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Beginning with the quarter ended June 30, 2014, the Company calculated average losses for all loan segments using a rolling 20 quarter historical period in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. Beginning with the quarter ended June 30, 2013, the Company calculated average losses for all loan segments using a rolling 8 quarter historical period (except for the commercial real estate loan segment, which used a 6 quarter historical period) and continued this methodology through March 31, 2014. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period.

If the Company continued to calculate average losses for all loan segments other than commercial real estate using a rolling 8 quarter historical period and for the commercial real estate segment using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.0 million at June 30, 2014. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2014
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$482	214	2,493	1,256	266	$4,711
Charge-offs	(46)	—	—	(41)	(8)	(95)
Recoveries	32	1	—	74	5	112

Net (charge-offs) recoveries	(14)	1	—	33	(3)	17
Provision for loan losses	171	692	(580)	(194)	(89)	—

Ending balance	$639	907	1,913	1,095	174	$4,728

Six months ended:
Beginning balance	$386	366	3,186	1,114	216	$5,268
Charge-offs	(46)	(236)	—	(72)	(44)	(398)
Recoveries	36	3	118	91	10	258

Net (charge-offs) recoveries	(10)	(233)	118	19	(34)	(140)
Provision for loan losses	263	774	(1,391)	(38)	(8)	(400)

Ending balance	$639	907	1,913	1,095	174	$4,728

	June 30, 2013
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$569	1,619	3,571	885	125	6,769
Charge-offs	—	—	(118)	(189)	(45)	$(352)
Recoveries	5	2	—	28	5	$40

Net recoveries (charge-offs)	5	2	(118)	(161)	(40)	(312)
Provision for loan losses	101	(167)	(342)	401	7	$—

Ending balance	$675	1,454	3,111	1,125	92	$6,457

Six months ended:
Beginning balance	$812	1,545	3,137	1,126	103	$6,723
Charge-offs	(68)	(39)	(118)	(455)	(62)	(742)
Recoveries	17	3	4	41	11	76

Net charge-offs	(51)	(36)	(114)	(414)	(51)	(666)
Provision for loan losses	(86)	(55)	88	413	40	400

Ending balance	$675	1,454	3,111	1,125	92	$6,457

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2014 and 2013.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
June 30, 2014:
Commercial and industrial	$639	51,959	—	95	639	52,054
Construction and land development	907	31,498	—	963	907	32,461
Commercial real estate	1,744	185,302	169	1,939	1,913	187,241
Residential real estate	1,095	102,040	—	881	1,095	102,921
Consumer installment	174	11,686	—	—	174	11,686

Total	$4,559	382,485	169	3,878	4,728	386,363

June 30, 2013:
Commercial and industrial	$675	55,882	—	148	675	56,030
Construction and land development	1,347	44,285	107	1,601	1,454	45,886
Commercial real estate	2,991	174,922	120	2,369	3,111	177,291
Residential real estate	1,069	97,732	56	1,289	1,125	99,021
Consumer installment	92	12,747	—	—	92	12,747

Total	$6,174	385,568	283	5,407	6,457	390,975

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

Substandard Accruing—loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected

Nonaccrual—includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
June 30, 2014:
Commercial and industrial	$47,157	4,448	397	52	$52,054
Construction and land development	30,285	638	575	963	32,461
Commercial real estate:
Owner occupied	50,904	1,206	185	276	52,571
Other	133,581	89	790	210	134,670
Total commercial real estate	184,485	1,295	975	486	187,241
Residential real estate:
Consumer mortgage	51,424	3,426	3,518	889	59,257
Investment property	40,702	1,312	1,236	414	43,664
Total residential real estate	92,126	4,738	4,754	1,303	102,921
Consumer installment	11,547	28	111	—	11,686
Total	$365,600	11,147	6,812	2,804	$386,363

December 31, 2013:
Commercial and industrial	$53,060	4,183	482	55	$57,780
Construction and land development	33,616	180	1,101	1,582	36,479
Commercial real estate:
Owner occupied	53,430	770	875	1,027	56,102
Other	117,490	91	808	429	118,818
Total commercial real estate	170,920	861	1,683	1,456	174,920
Residential real estate:
Consumer mortgage	50,392	1,137	5,476	866	57,871
Investment property	40,517	1,310	1,706	302	43,835
Total residential real estate	90,909	2,447	7,182	1,168	101,706
Consumer installment	12,713	34	146	—	12,893
Total	$361,218	7,705	10,594	4,261	$383,778

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2014 and December 31, 2013.

	June 30, 2014
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$95	—	95
Construction and land development	2,960	(1,997)	963
Commercial real estate:
Owner occupied	337	(61)	276
Other	300	(90)	210

Total commercial real estate	637	(151)	486
Residential real estate:
Consumer mortgages	941	(224)	717
Investment property	206	(42)	164

Total residential real estate	1,147	(266)	881

Total	$4,839	(2,414)	2,425

With allowance recorded:
Commercial real estate:
Owner occupied	861	—	861	117
Other	592	—	592	52

Total commercial real estate	1,453	—	1,453	169

Total	$1,453	—	1,453	$169

Total impaired loans	$6,292	(2,414)	3,878	$169

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2013
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$124	—	124
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	1,217	(190)	1,027
Other	518	(89)	429

Total commercial real estate	1,735	(279)	1,456
Residential real estate:
Consumer mortgages	952	(198)	754
Investment property	207	(35)	172

Total residential real estate	1,159	(233)	926

Total	$5,897	(2,194)	3,703

With allowance recorded:
Construction and land development	452	(67)	385	88
Commercial real estate:
Owner occupied	875	—	875	110
Other	602	—	602	62

Total commercial real estate	1,477	—	1,477	172

Total	$1,929	(67)	1,862	$260

Total impaired loans	$7,826	(2,261)	5,565	$260

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended June 30, 2014		Six months ended June 30, 2014
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$103	2	111	4
Construction and land development	1,098	—	1,343	—
Commercial real estate:
Owner occupied	1,142	9	1,468	21
Other	949	8	994	17

Total commercial real estate	2,091	17	2,462	38
Residential real estate:
Consumer mortgages	724	—	736	—
Investment property	165	—	168	—

Total residential real estate	889	—	904	—

Total	$4,181	19	4,820	42

	Quarter ended June 30, 2013		Six months ended June 30, 2013
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$150	2	158	5
Construction and land development	1,607	—	1,614	—
Commercial real estate:
Owner occupied	1,984	14	2,019	29
Other	430	—	1,902	—

Total commercial real estate	2,414	14	3,921	29
Residential real estate:
Consumer mortgages	789	—	801	—
Investment property	348	—	323	—

Total residential real estate	1,137	—	1,124	—

Total	$5,308	16	6,817	34

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

Similar to other impaired loans, TDRs are measured for impairment based on the present value of expected payments using the loan’s original effective interest rate as the discount rate, or the fair value of the collateral, less selling costs if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, impairment is recognized by establishing a valuation allowance as part of the allowance for loan losses or a charge-off to the allowance for loan losses. In periods subsequent to the modification, all TDRs are individually evaluated for possible impairment.

The following is a summary of accruing and nonaccrual TDRs, which are included in impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of June 30, 2014, and December 31, 2013.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

June 30, 2014
Commercial and industrial	$95	—	95	$—
Construction and land development	—	963	963	—
Commercial real estate:
Owner occupied	861	276	1,137	117
Other	592	210	802	52

Total commercial real estate	1,453	486	1,939	169
Residential real estate:
Consumer mortgages	—	717	717	—
Investment property	—	164	164	—

Total residential real estate	—	881	881	—

Total	$1,548	2,330	3,878	$169

December 31, 2013
Commercial and industrial	$124	—	124	$—
Construction and land development	—	1,582	1,582	88
Commercial real estate:
Owner occupied	875	285	1,160	110
Other	602	429	1,031	62

Total commercial real estate	1,477	714	2,191	172
Residential real estate:
Consumer mortgages	—	754	754	—
Investment property	—	172	172	—

Total residential real estate	—	926	926	—

Total	$1,601	3,222	4,823	$260

At June 30, 2014, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended June 30,			Six months ended June 30,
		Pre-	Post -		Pre-	Post -
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2013:
Commercial real estate:
Other	—	$—	—	1	$431	431

Total commercial real estate	—	—	—	1	431	431
Residential real estate:
Consumer mortgages	—	—	—	1	131	131

Total residential real estate	—	—	—	1	131	131

Total	—	$—	—	2	$562	562

There were no loans modified in a TDR during the six months ended June 30, 2014. The majority of the loans modified in a TDR during the six months ended June 30, 2013 included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods. There were no loans modified in a TDR which had a payment default during the six months ended June 30, 2014.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

MSRs, net:
Beginning balance	$2,368	$1,728	$2,350	$1,526
Additions, net	105	218	203	478
Amortization expense	(84)	(102)	(164)	(226)
(Increase) decrease in valuation allowance	(43)	135	(43)	201

Ending balance	$2,346	$1,979	$2,346	$1,979

Valuation allowance included in MSRs, net:
Beginning of period	$—	$320	$—	$386
End of period	43	185	43	185

Fair value of amortized MSRs:
Beginning of period	$3,386	$1,994	$3,452	$1,526
End of period	3,228	2,453	3,228	2,453

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying Consolidated Statements of Earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2014 and December 31, 2013, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

A summary of the Company’s interest rate swap agreements at June 30, 2014 and December 31, 2013 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

June 30, 2014:
Pay fixed / receive variable	$4,842	—	756
Pay variable / receive fixed	4,842	756	—

Total interest rate swap agreements	$9,684	756	756

December 31, 2013:
Pay fixed / receive variable	$5,017	—	844
Pay variable / receive fixed	5,017	844	—

Total interest rate swap agreements	$10,034	844	844

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2014, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2014:
Securities available-for-sale:
Agency obligations	$70,751	—	70,751	—
Agency RMBS	141,005	—	141,005	—
State and political subdivisions	65,197	—	65,197	—

Total securities available-for-sale	276,953	—	276,953	—
Other assets (1)	756	—	756	—

Total assets at fair value	$277,709	—	277,709	—

Other liabilities(1)	$756	—	756	—

Total liabilities at fair value	$756	—	756	—

December 31, 2013:
Securities available-for-sale:
Agency obligations	$44,522	—	44,522	—
Agency RMBS	162,358	—	162,358	—
State and political subdivisions	64,339	—	64,339	—

Total securities available-for-sale	271,219	—	271,219	—
Other assets (1)	844	—	844	—

Total assets at fair value	$272,063	—	272,063	—

Other liabilities(1)	$844	—	844	—

Total liabilities at fair value	$844	—	844	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2014:
Loans held for sale	$7,200	—	7,200	—
Loans, net(1)	3,709	—	—	3,709
Other real estate owned	1,584	—	—	1,584
Other assets (2)	2,346	—	—	2,346
Total assets at fair value	$14,839	—	7,200	7,639

December 31, 2013:
Loans held for sale	$2,296	—	2,296	—
Loans, net(1)	5,305	—	—	5,305
Other real estate owned	3,884	—	—	3,884
Other assets (2)	2,350	—	—	2,350
Total assets at fair value	$13,835	—	2,296	11,539

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying consolidated balance sheets using Level 3 inputs:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Beginning balance	$—	$652
Total realized and unrealized gains and (losses):
Included in other comprehensive income	—	42

Ending balance	$—	$694

At June 30, 2014, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2014, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted
	Carrying			Average
(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$3,709	Appraisal	Appraisal discounts (%)	17.7%

Other real estate owned	1,584	Appraisal	Appraisal discounts (%)	13.4%

Mortgage servicing rights, net	2,346	Discounted cash flow	Prepayment speed or CPR (%)	9.6%
			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs
June 30, 2014:
Financial Assets:
Loans, net (1)	$381,098	$381,014	$—	$—	$381,014
Loans held for sale	7,200	7,340	—	7,340	—
Financial Liabilities:
Time Deposits	$258,356	$261,410	$—	$261,410	$—
Long-term debt	12,217	12,615	—	12,615	—
December 31, 2013:
Financial Assets:
Loans, net (1)	$378,071	$387,180	$—	$—	$387,180
Loans held for sale	2,296	2,310	—	2,310	—
Financial Liabilities:
Time Deposits	$261,199	$263,985	$—	$263,985	$—
Long-term debt	12,217	12,569	—	12,569	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2014 and 2013, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2013 and our quarterly report on Form 10-Q for the quarter ended March 31, 2014.

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

Summary of Results of Operations

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net interest income (a)	$5,565	$5,597	$11,159	$11,120
Less: tax-equivalent adjustment	312	365	636	747
Net interest income (GAAP)	5,253	5,232	10,523	10,373
Noninterest income	1,081	2,071	1,837	3,726
Total revenue	6,334	7,303	12,360	14,099
Provision for loan losses	—	—	(400)	400
Noninterest expense	3,792	4,724	7,740	8,950
Income tax expense	683	672	1,340	1,153
Net earnings	$1,859	$1,907	$3,680	$3,596

Basic and diluted earnings per share	$0.51	$0.52	$1.01	$0.99

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $3.7 million for the first six months of 2014, compared to $3.6 million for the first six months of 2013. Basic and diluted earnings per share were $1.01 per share for the first six months of 2014, compared to $0.99 per share for the first six months of 2013.

Net interest income (tax-equivalent) was $11.2 million for the first six months of 2014, compared to $11.1 million for the first six months of 2013. Despite downward pressure on yields for earning assets, net interest income (tax-equivalent) increased slightly due to continued improvement in the Company’s cost of funds.

The Company recorded a negative provision for loan losses of $0.4 million for the first six months of 2014 compared to a charge of $0.4 million for the first six months of 2013. The decrease in the provision for loan losses was primarily due to improvement in the overall credit quality of the loan portfolio, including declining historical loss rates used in the calculation of our allowance for loan losses, and lower levels of adversely classified and nonperforming loans.

Noninterest income was $1.8 million for the first six months of 2014, compared to $3.7 million in the first six months of 2013. The decrease was primarily due to a decrease in mortgage lending income of $0.9 million as higher interest rates for mortgage loans negatively impacted refinance activity and a decrease in net securities gains (losses) of $1.0 million that was primarily due to a decrease in the volume and price of securities sold.

Noninterest expense was approximately $7.7 million in the first six months of 2014, compared to $9.0 million in the first six months of 2013. The decrease was primarily due to a decrease in prepayment penalties on long-term debt. The Company incurred no prepayment penalties during the first six months of 2014, compared to $1.5 million during the first six months of 2013 when the Company repaid a $20.0 million of FHLB advances with a weighted average interest rate of 3.38%.

Income tax expense was approximately $1.3 million for the first six months of 2014, compared to $1.2 million in the first six months of 2013. The Company’s effective tax rate for the first six months of 2014 was 26.69%, compared to 24.28% in the first six months of 2013. The increase in the Company’s effective tax rate was primarily due to decreases in tax exempt interest income as our holdings of municipal securities have declined. In addition, as earnings before income taxes increases, the impact of tax preference items, such as tax exempt interest income, on the Company’s effective tax rate is reduced.

In the first six months of 2014, the Company paid cash dividends of $1.6 million, or $0.43 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 18.53% and a Tier 1 leverage ratio of 10.07% at June 30, 2014.

In the second quarter of 2014, net earnings were $1.9 million, of $0.51 per share, compared to $1.9 million, or $0.52 per share for the second quarter of 2013. Net interest income (tax-equivalent) was $5.6 million for the second quarter of 2014 and 2013. Despite downward pressure on yields for earning assets, net interest income (tax-equivalent) was unchanged due to continued improvement in the Company’s cost of funds. There was no provision for loan losses in the second quarter of 2014 and 2013, primarily due to improvement in the overall credit quality of the loan portfolio, including declining historical loss rates used in the calculation of our allowance for loan losses, and lower levels of adversely classified and nonperforming loans. Noninterest income was $1.1 million in the second quarter of 2014, compared to $2.1 million in the second quarter of 2013. The decrease was primarily due to declines in mortgage lending income of $0.5 million and net securities gains of $0.5 million. Noninterest expense was $3.8 million in the second quarter of 2014, compared to $4.7 million in the second quarter of 2013. The decrease was primarily due to $1.0 million of prepayment penalties on long-term debt incurred during the second quarter of 2013, when the Company repaid $10.0 million of long-term debt with a weighted average interest rate of 3.59%. Income tax expense was approximately $0.7 million for the second quarter of 2014 and 2013. The Company’s effective tax rate for the second quarter of 2014 was 26.87%, compared to 26.06% in the second quarter of 2013. The Company’s effective tax rate increased due to the same factors described above.

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

Except as discussed below, there have been no material changes to the Company’s critical accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions in 2014.

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2014, the Company implemented certain refinements to its allowance for loan losses methodology, specifically the way that historical loss factors are calculated. Beginning with the quarter ended June 30, 2014, the Company calculated average losses for all loan segments using a rolling 20 quarter historical period in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. Prior to June 30, 2014 the Company calculated average losses for all loan segments using a rolling 8 quarter historical period (except for the commercial real estate loan segment, which used a 6 quarter historical period).

If the Company continued to calculate average losses for all loan segments other than commercial real estate using a rolling 8 quarter historical period and for the commercial real estate segment using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.0 million at June 30, 2014. Other than the changes discussed above, the Company has not made any changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2014 and December 31, 2013, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six Months Ended June 30,
	2014		2013
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$380,449	5.07%	$396,498	5.37%
Securities - taxable	210,223	2.29%	194,205	1.84%
Securities - tax-exempt	60,954	6.19%	70,369	6.30%

Total securities	271,177	3.17%	264,574	3.03%
Federal funds sold	59,385	0.19%	55,881	0.22%
Interest bearing bank deposits	5,171	0.66%	892	—

Total interest-earning assets	716,182	3.91%	717,845	4.10%

Deposits:
NOW	106,812	0.32%	104,851	0.32%
Savings and money market	189,830	0.51%	168,263	0.52%
Certificates of deposits less than $100,000	104,079	1.20%	105,533	1.42%
Certificates of deposits and other time deposits of $100,000 or more	157,509	1.59%	154,745	1.83%

Total interest-bearing deposits	558,230	0.91%	533,392	1.04%
Short-term borrowings	3,440	0.53%	2,754	0.51%
Long-term debt	12,217	3.43%	39,095	3.62%

Total interest-bearing liabilities	573,887	0.96%	575,241	1.21%

Net interest income and margin (tax-equivalent)	$11,159	3.14%	$11,120	3.12%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $11.2 million for the first six months of 2014, compared to $11.1 million for the first six months of 2013. Despite downward pressure on yields for earning assets, net interest income (tax-equivalent) increased slightly due to continued improvement in the Company’s cost of funds.

The tax-equivalent yield on total interest-earning assets decreased by 19 basis points in the first six months of 2014 from the first six months of 2013 to 3.91%. The decrease was primarily due to a decrease in average loans and loan yields as reduced loan demand and increased pricing competition for quality loan opportunities in our markets has limited the Company’s ability to increase loans generally, as well as a decrease in the yields on new and renewed loans over the last several quarters.

The cost of total interest-bearing liabilities decreased 25 basis points in the first six months of 2014 from the first six months of 2013 to 0.96%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our savings and money market accounts and concurrently reduced balances of higher-cost long-term debt, such as wholesale borrowings.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded a negative provision for loan losses of $0.4 million for the first six months of 2014 compared to a charge of $0.4 million for the first six months of 2013. The decrease in the provision for loan losses was primarily due to improvement in the overall credit quality of the loan portfolio, including declining historical loss rates used in the calculation of our allowance for loan losses, and lower levels of adversely classified and nonperforming loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.23% at June 30, 2014, compared to 1.37% at December 31, 2013. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Service charges on deposit accounts	$219	$234	$432	$483
Mortgage lending income	348	837	734	1,647
Bank-owned life insurance	125	101	251	196
Securities gains, net	12	518	(295)	679
Other	377	381	715	721

Total noninterest income	$1,081	$2,071	$1,837	$3,726

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Origination income	$254	$591	$494	$1,258
Servicing fees, net	137	111	283	188
(Increase) decrease in MSR valuation allowance	(43)	135	(43)	201

Total mortgage lending income	$348	$837	$734	$1,647

The decrease in mortgage lending income was due to a decline in origination income as refinance activity slowed significantly and changes in the MSR valuation allowance. These decreases were partially offset by an increase in servicing fees, net of related amortization expense. Servicing fees increased due to an increase in the unpaid principal balance of loans serviced and amortization expense decreased as prepayment speeds slowed.

The increase in income from bank-owned life insurance was primarily due to improved policy returns. During the fourth quarter of 2013, the Bank exchanged certain bank-owned life insurance policies with a cash surrender value of approximately $5.9 million. These policies were exchanged for policies from two new carriers with better credit ratings and policy returns. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Net securities gains (losses) consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains realized on the sale of securities were $12,000 and $38,000, respectively, for the second quarter and first six months of 2014, compared to net gains on the sale of securities of $518,000 and $679,000, respectively, for the second quarter and first six months of 2013. The Company recorded an other-than-temporary impairment charge of $333,000 in the first quarter of 2014 related to securities management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold available-for-sale Agency RMBS with a fair value of $18.9 million and realized the expected loss of approximately $333,000. The Company incurred no other-than-temporary impairment charges in the first six months of 2013.

Noninterest Expense

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Salaries and benefits	$2,221	$2,114	$4,502	$4,364
Net occupancy and equipment	341	333	693	664
Professional fees	225	209	431	385
FDIC and other regulatory assessments	129	143	274	337
Other real estate owned, net	(62)	20	56	43
Prepayment penalty on long-term debt	—	1,046	—	1,471
Other	938	859	1,784	1,686

Total noninterest expense	$3,792	$4,724	$7,740	$8,950

The increase in salaries and benefits expense reflected routine annual increases.

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

The decrease in OREO expense, net for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to gains realized on the sale of certain OREO properties.

During the second quarter and first six months of 2013, respectively, the Company repaid $10.0 million and $20.0 million of FHLB advances with weighted average interest rates of 3.59% and 3.38% and incurred prepayment penalties of $1.0 million and $1.5 million.

Income Tax Expense

Income tax expense was approximately $1.3 million for the first six months of 2014, compared to $1.2 million in the first six months of 2013. The Company’s effective tax rate for the first six months of 2014 was 26.69%, compared to 24.28% in the first six months of 2013. The increase in the Company’s effective tax rate was primarily due to decreases in tax exempt interest income as our holdings of municipal securities have declined. In addition, as earnings before income taxes increases, the impact of tax preference items, such as tax exempt interest income, on the Company’s effective tax rate is reduced.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $277.0 million at June 30, 2014, an increase of $5.7 million, or 2%, compared to $271.2 million at December 31, 2013. This increase was primarily due to changes in unrealized gains (losses) on securities available-for-sale of $9.0 million, reflecting price gains as long-term interest rates fell during the first six months of 2014. This increase was partially offset by a decrease in the amortized cost basis of securities available-for-sale of $3.3 million.

The average tax-equivalent yields earned on total securities were 3.17% in the first six months of 2014 and 3.03% in the first six months of 2013.

Loans
	2014		2013
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial and industrial	$52,054	54,632	57,780	58,766	56,030
Construction and land development	32,461	31,275	36,479	37,062	45,886
Commercial real estate	187,241	178,721	174,920	170,520	177,291
Residential real estate	102,921	101,433	101,706	102,565	99,021
Consumer installment	11,686	11,766	12,893	12,170	12,747

Total loans	386,363	377,827	383,778	381,083	390,975
Less: unearned income	(537)	(477)	(439)	(378)	(249)

Loans, net of unearned income	$385,826	377,350	383,339	380,705	390,726

Total loans, net of unearned income, were $385.8 million at June 30, 2014, compared to $383.3 million at December 31, 2013. The increase was primarily due to growth in commercial real estate loans of $12.3 million. This increase was partially offset by decreases in construction and land development loans and commercial and industrial loans of $4.0 million and $5.7 million, respectively. Four loan categories represented the majority of the loan portfolio at June 30, 2014: commercial real estate (49%), residential real estate (27%), construction and land development (8%) and commercial and industrial (14%). Approximately 28% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2014.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $15.9 million, or 4% of total loans, at June 30, 2014, compared to $15.8 million, or 4% of total loans, at December 31, 2013. For residential real estate mortgage loans with a consumer purpose, approximately $1.8 million and $1.2 million required interest-only payments at June 30, 2014 and December 31, 2013, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.4 million at both June 30, 2014 and December 31, 2013. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.07% in the first six months of 2014 and 5.37% in the first six months of 2013.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having unsecured loan relationships in excess of approximately $16.3 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $14.7 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2014, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at June 30, 2014 (and related balances at December 31, 2013).

(In thousands)	June 30, 2014	December 31, 2013

Lessors of 1 to 4 family residential properties	$43,664	$43,835
Multi-family residential properties	35,538	27,673
Shopping centers	30,834	29,953

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At June 30, 2014 and December 31, 2013, the allowance for loan losses was $4.7 million and $5.3 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2014 and the previous four quarters is presented below.

	2014		2013
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,711	5,268	5,946	6,457	6,769
Charge-offs:
Commercial and industrial	(46)	—	(269)	(177)	—
Construction and land development	—	(236)	—	—	—
Commercial real estate	—	—	—	(144)	(118)
Residential real estate	(41)	(31)	(250)	(103)	(189)
Consumer installment	(8)	(36)	(198)	(137)	(45)

Total charge-offs	(95)	(303)	(717)	(561)	(352)
Recoveries	112	146	39	50	40

Net recoveries (charge-offs)	17	(157)	(678)	(511)	(312)
Provision for loan losses	—	(400)	—	—	—

Ending balance	$4,728	4,711	5,268	5,946	6,457

as a % of loans	1.23%	1.25	1.37	1.56	1.65
as a % of nonperforming loans	169%	148	124	134	138
Net (recoveries) charge-offs as % of average loans (a)	(0.02)%	0.17	0.71	0.53	0.32

(a)	Net (recoveries) charge-offs are annualized.

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.23% at June 30, 2014, compared to 1.37% at December 31, 2013. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At June 30, 2014, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 169%, compared to 124% at December 31, 2013. The increase primarily relates to a $1.7 million decrease in the recorded investment of nonperforming loans with a related allowance for loan losses of $0.1 million at December 31, 2013.

At June 30, 2014, the Company’s recorded investment in loans considered impaired was $3.9 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.2 million. At December 31, 2013, the Company’s recorded investment in loans considered impaired was $5.6 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million.

Nonperforming Assets

At June 30, 2014, the Company had $4.4 million in nonperforming assets, compared to $8.1 million at December 31, 2013. The decrease was primarily due to a decline in nonperforming loans and other real estate owned of $1.4 million and $2.3 million, respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2014 and the previous four quarters.

	2014		2013
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$2,804	3,188	4,261	4,425	4,664
Other real estate owned	1,584	3,111	3,884	4,585	3,609

Total nonperforming assets	$4,388	6,299	8,145	9,010	8,273

as a % of loans and other real estate owned	1.13%	1.66	2.10	2.34	2.10
as a % of total assets	0.57%	0.81	1.08	1.21	1.08
Nonperforming loans as a % of total loans	0.73%	0.84	1.11	1.16	1.19
Accruing loans 90 days or more past due	$71	131	73	99	—

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2014 and the previous four quarters.

	2014		2013
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$52	54	55	56	57
Construction and land development	963	1,371	1,582	1,592	1,601
Commercial real estate	486	710	1,456	1,467	1,484
Residential real estate	1,303	1,046	1,168	1,310	1,520
Consumer installment	—	7	—	—	2

Total nonaccrual loans	$2,804	3,188	4,261	4,425	4,664

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At June 30, 2014, the Company had $2.8 million in loans on nonaccrual, compared to $4.3 million at December 31, 2013.

At June 30, 2014, there were $71,000 in loans 90 days or more past due and still accruing interest compared to $73,000 at December 31, 2013.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2014 and the previous four quarters.

	2014		2013
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Buildings	$—	1,515	1,772	1,829	535
Developed lots	1,260	1,260	1,260	1,275	1,275
Residential	324	336	852	1,481	1,799

Total other real estate owned	$1,584	3,111	3,884	4,585	3,609

At June 30, 2014 and December 31, 2013, respectively, the Company held $1.6 million and $3.9 million in OREO, which we acquired from borrowers. At June 30, 2014, approximately 80% of the total balance in OREO related to properties acquired from one borrower.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $6.8 million, or 1.8% of total loans at June 30, 2014, compared to $10.6 million, or 2.7% of total loans at December 31, 2013.

The table below provides information concerning the composition of performing potential problem loans for the second quarter of 2014 and the previous four quarters.

	2014		2013
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$397	449	482	750	884
Construction and land development	575	678	1,101	1,118	1,201
Commercial real estate	975	1,211	1,683	1,700	1,833
Residential real estate	4,754	5,913	7,182	7,417	7,772
Consumer installment	111	106	146	161	146

Total potential problem loans	$6,812	8,357	10,594	11,146	11,836

At June 30, 2014, approximately $0.6 million or 8.9% of total potential problem loans were past due at least 30 days but less than 90 days. At June 30, 2014, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the second quarter of 2014 and the previous four quarters.

	2014		2013
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$277	191	167	444	329
Construction and land development	192	157	14	—	—
Commercial real estate	—	461	861	49	1,498
Residential real estate	832	1,834	1,343	489	501
Consumer installment	110	86	100	40	147

Total	$1,411	2,729	2,485	1,022	2,475

Deposits

Total deposits were $684.2 million at June 30, 2014, compared to $668.8 million at December 31, 2013. Noninterest bearing deposits were $130.4 million, or 19.1% of total deposits, at June 30, 2014, compared to $125.7 million, or 18.8% of total deposits at December 31, 2013.

The average rate paid on total interest-bearing deposits was 0.91% in the first six months of 2014 and 1.04% in the first six months of 2013.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $38.0 million with none outstanding at June 30, 2014, compared to $41.0 million and none outstanding at December 31, 2013. Securities sold under agreements to repurchase totaled $3.3 million and $3.4 million at June 30, 2014 and December 31, 2013, respectively.

The average rate paid on short-term borrowings was 0.53% in the first six months of 2014 and 0.51% in the first six months of 2013.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had $5.0 million in long-term FHLB advances at both June 30, 2014 and December 31, 2013. At both June 30, 2014 and December 31, 2013, the Bank had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding.

The average rate paid on long-term debt was 3.43% in the first six months of 2014 and 3.62% in the first six months of 2013.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $72.3 million and $64.5 million as of June 30, 2014 and December 31, 2013, respectively. The change from December 31, 2013 was primarily driven by other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $5.7 million and net earnings of $3.7 million, partially offset by cash dividends paid of $1.6 million.

The Company’s tier 1 leverage ratio was 10.07%, tier 1 risk-based capital ratio was 17.45% and total risk-based capital ratio was 18.53% at June 30, 2014. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management uses earnings simulation modeling to estimate and manage interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model indicate that we were in compliance with our current guidelines at June 30, 2014.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model indicate that we were in compliance with our guidelines at June 30, 2014.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2014 and December 31, 2013, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At June 30, 2014, the Bank had a remaining available line of credit with the FHLB totaling $222.3 million. At June 30, 2014, the Bank also had $38.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At June 30, 2014, the Bank had outstanding standby letters of credit of $8.2 million and unfunded loan commitments outstanding of $39.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2014, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $359.5 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in the first six months of 2014 or during the full year 2013.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of June 30, 2014, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.4% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects;

•	ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure;

•	ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity;

•	ASU 2014-09, Revenue from Contracts with Customers (Topic 606); and

•	ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.

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

ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. These changes are effective for the Company in the first quarter of 2015 with retrospective application. Early adoption is permitted. Adoption of this ASU will not have a significant impact on the consolidated financial statements of the Company.

ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the definition and reporting requirements for discontinued operations. Under the new guidance, an entity’s disposal of a component or group of components must be reported in discontinued operations if the disposal is a strategic shift that has or will have a significant effect on the entity’s operations and financial results. Major strategic shifts include disposals of a major geographic area or line of business. This guidance also requires new disclosures on discontinued operations. These changes are effective for the Company in the first quarter 2015 with prospective application. Early adoption is permitted for disposals that have not been previously reported. Adoption of this ASU will not have a significant impact on the consolidated financial statements of the Company.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), provides a comprehensive and converged standard on revenue recognition. The new guidance is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also requires new qualitative and quantitative disclosures related to revenue from contracts with customers. These changes are effective for the Company in the first quarter 2017 with retrospective application to each prior reporting period or with the cumulative effect of initially applying this Update recognized at the date of initial application. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on our consolidated financial statements.

ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, changes current accounting and expands secured borrowing accounting for repurchase-to-maturity transactions and repurchase financings. This guidance requires new disclosures for certain repurchase agreements and similar transactions that identify which items are accounted for as secured borrowings and which items are accounted for as sales. These changes are effective for the Company in the first quarter 2015. The Company will be required to present changes in accounting for transactions outstanding as of January 1, 2015 as a cumulative-effect adjustment to retained earnings at the same date. Early adoption is not permitted. The Company is evaluating the impact this ASU will have on our consolidated financial statements.

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

	2014		2013
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$5,253	5,270	5,279	5,270	5,232
Tax-equivalent adjustment	312	324	342	351	365

Net interest income (Tax-equivalent)	$5,565	5,594	5,621	5,621	5,597

	Six Months Ended June 30,
(In thousands)	2014	2013

Net interest income (GAAP)	$10,523	10,373
Tax-equivalent adjustment	636	747

Net interest income (Tax-equivalent)	$11,159	11,120

Table 2—Selected Quarterly Financial Data

	2014		2013
	Second	First	Fourth	Third	Second
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$5,565	5,594	5,621	5,621	5,597
Less: tax-equivalent adjustment	312	324	342	351	365

Net interest income (GAAP)	5,253	5,270	5,279	5,270	5,232
Noninterest income	1,081	756	2,140	1,432	2,071

Total revenue	6,334	6,026	7,419	6,702	7,303
Provision for loan losses	—	(400)	—	—	—
Noninterest expense	3,792	3,948	5,188	4,274	4,724
Income tax expense	683	657	501	636	672

Net earnings	$1,859	1,821	1,730	1,792	1,907

Per share data:
Basic and diluted net earnings	$0.51	0.50	0.47	0.49	0.52
Cash dividends declared	0.215	0.215	0.210	0.210	0.210
Weighted average shares outstanding:
Basic and diluted	3,643,295	3,643,161	3,643,110	3,643,028	3,642,955
Shares outstanding	3,643,328	3,643,173	3,643,118	3,643,058	3,642,993
Book value	$19.84	18.74	17.70	18.06	17.90
Common stock price
High	$25.00	25.80	25.75	24.71	22.33
Low	22.90	23.20	23.93	22.00	21.54
Period end	24.02	23.20	25.00	24.40	22.00
To earnings ratio	12.19x	11.72	12.89	12.64	11.70
To book value	121%	124	141	135	123
Performance ratios:
Return on average equity	10.72%	11.11	10.33	10.78	10.74
Return on average assets	0.96%	0.96	0.92	0.95	1.00
Dividend payout ratio	42.16%	43.00	44.68	42.86	40.38
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.23%	1.25	1.37	1.56	1.65
Nonperforming loans	169%	148	124	134	138
Nonperforming assets as a % of:
Loans and other real estate owned	1.13%	1.66	2.10	2.34	2.10
Total assets	0.57%	0.81	1.08	1.21	1.08
Nonperforming loans as a % of total loans	0.73%	0.84	1.11	1.16	1.19
Net (recoveries) charge-offs as a % of average loans (c)	(0.02)%	0.17	0.71	0.53	0.32
Capital Adequacy:
Tier 1 risk-based capital ratio	17.45%	17.55	17.19	17.29	16.45
Total risk-based capital ratio	18.53%	18.64	18.40	18.55	17.70
Tier 1 Leverage Ratio	10.07%	10.03	10.10	9.96	9.76
Other financial data:
Net interest margin (a)	3.09%	3.20	3.20	3.19	3.16
Effective income tax rate	26.87%	26.51	22.46	26.19	26.06
Efficiency ratio (b)	57.06%	62.17	66.85	60.60	61.61
Selected average balances:
Securities	$274,305	268,013	260,091	265,380	266,056
Loans, net of unearned income	378,994	377,322	379,450	383,460	389,402
Total assets	772,326	762,153	748,894	751,311	761,534
Total deposits	684,613	678,324	653,825	651,334	652,952
Long-term debt	12,217	12,217	21,347	26,782	31,613
Total stockholders’ equity	69,367	65,556	67,015	66,485	71,006
Selected period end balances:
Securities	$276,953	279,989	271,219	259,467	270,794
Loans, net of unearned income	385,826	377,350	383,339	380,705	390,726
Allowance for loan losses	4,728	4,711	5,268	5,946	6,457
Total assets	775,128	773,333	751,343	744,602	767,747
Total deposits	684,181	687,088	668,844	650,421	666,490
Long-term debt	12,217	12,217	12,217	22,217	27,217
Total stockholders’ equity	72,291	68,284	64,485	65,807	65,211

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c)	Net (recoveries) charge-offs are annualized.

Table 3—Selected Financial Data

	Six Months Ended June 30,

(Dollars in thousands, except per share amounts)	2014	2013

Results of Operations
Net interest income (a)	$11,159	11,120
Less: tax-equivalent adjustment	636	747

Net interest income (GAAP)	10,523	10,373
Noninterest income	1,837	3,726

Total revenue	12,360	14,099
Provision for loan losses	(400)	400
Noninterest expense	7,740	8,950
Income tax expense	1,340	1,153

Net earnings	$3,680	3,596

Per share data:
Basic and diluted net earnings	$1.01	0.99
Cash dividends declared	0.43	0.42
Weighted average shares outstanding:
Basic and diluted	3,643,228	3,642,936
Shares outstanding, at period end	3,643,328	3,642,993
Book value	$19.84	17.90
Common stock price
High	$25.80	22.60
Low	22.90	20.80
Period end	24.02	22.00
To earnings ratio	12.19x	11.70
To book value	121%	123
Performance ratios:
Return on average equity	10.91%	10.11
Return on average assets	0.96%	0.93
Dividend payout ratio	42.57%	42.42
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.23%	1.65
Nonperforming loans	169%	138
Nonperforming assets as a % of:
Loans and other real estate owned	1.13%	2.10
Total assets	0.57%	1.08
Nonperforming loans as a % of total loans	0.73%	1.19
Annualized net charge-offs as a % of average loans	0.07%	0.34
Capital Adequacy:
Tier 1 risk-based capital ratio	17.45%	16.45
Total risk-based capital ratio	18.53%	17.70
Tier 1 Leverage Ratio	10.07%	9.76
Other financial data:
Net interest margin (a)	3.14%	3.12
Effective income tax rate	26.69%	24.28
Efficiency ratio (b)	59.56%	60.29
Selected average balances:
Securities	$271,177	264,574
Loans, net of unearned income	378,163	392,899
Total assets	767,268	769,602
Total deposits	681,487	653,375
Long-term debt	12,217	39,095
Total stockholders’ equity	67,472	71,162
Selected period end balances:
Securities	$276,953	270,794
Loans, net of unearned income	385,826	390,726
Allowance for loan losses	4,728	6,457
Total assets	775,128	767,747
Total deposits	684,181	666,490
Long-term debt	12,217	27,217
Total stockholders’ equity	72,291	65,211

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4—Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$382,100	$4,766	5.00%	$392,973	$5,224	5.33%
Securities - taxable	213,777	1,214	2.28%	197,165	899	1.83%
Securities - tax-exempt (2)	60,528	919	6.09%	68,891	1,073	6.25%

Total securities	274,305	2,133	3.12%	266,056	1,972	2.97%
Federal funds sold	63,604	30	0.19%	51,004	29	0.23%
Interest bearing bank deposits	2,670	—	—	1,187	—	—

Total interest-earning assets	722,679	$6,929	3.85%	711,220	$7,225	4.07%
Cash and due from banks	12,690			13,932
Other assets	36,957			36,382

Total assets	$772,326			$761,534

Interest-bearing liabilities:
Deposits:
NOW	$107,287	$86	0.32%	$104,132	$83	0.32%
Savings and money market	190,057	243	0.51%	168,594	217	0.52%
Certificates of deposits less than $100,000	103,518	305	1.18%	105,613	364	1.38%
Certificates of deposits and other time deposits of $100,000 or more	157,585	622	1.58%	153,644	685	1.79%

Total interest-bearing deposits	558,447	1,256	0.90%	531,983	1,349	1.02%
Short-term borrowings	3,404	4	0.47%	2,647	3	0.45%
Long-term debt	12,217	104	3.41%	31,613	276	3.50%

Total interest-bearing liabilities	574,068	$1,364	0.95%	566,243	$1,628	1.15%
Noninterest-bearing deposits	126,166			120,969
Other liabilities	2,725			3,316
Stockholders’ equity	69,367			71,006

Total liabilities and stockholders’ equity	$772,326			$761,534

Net interest income and margin (tax-equivalent)		$5,565	3.09%		$5,597	3.16%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5—Average Balances and Net Interest Income Analysis

	Six Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$380,449	$9,556	5.07%	$396,498	$10,552	5.37%
Securities - taxable	210,223	2,390	2.29%	194,205	1,773	1.84%
Securities - tax-exempt (2)	60,954	1,870	6.19%	70,369	2,197	6.30%

Total securities	271,177	4,260	3.17%	264,574	3,970	3.03%
Federal funds sold	59,385	55	0.19%	55,881	60	0.22%
Interest bearing bank deposits	5,171	17	0.66%	892	—	—

Total interest-earning assets	716,182	$13,888	3.91%	717,845	$14,582	4.10%
Cash and due from banks	12,762			15,217
Other assets	38,324			36,540

Total assets	$767,268			$769,602

Interest-bearing liabilities:
Deposits:
NOW	$106,812	$170	0.32%	$104,851	$166	0.32%
Savings and money market	189,830	480	0.51%	168,263	434	0.52%
Certificates of deposits less than $100,000	104,079	617	1.20%	105,533	745	1.42%
Certificates of deposits and other time deposits of $100,000 or more	157,509	1,245	1.59%	154,745	1,408	1.83%

Total interest-bearing deposits	558,230	2,512	0.91%	533,392	2,753	1.04%
Short-term borrowings	3,440	9	0.53%	2,754	7	0.51%
Long-term debt	12,217	208	3.43%	39,095	702	3.62%

Total interest-bearing liabilities	573,887	$2,729	0.96%	575,241	$3,462	1.21%
Noninterest-bearing deposits	123,257			119,983
Other liabilities	2,652			3,216
Stockholders’ equity	67,472			71,162

Total liabilities and stockholders’ equity	$767,268			$769,602

Net interest income and margin (tax-equivalent)		$11,159	3.14%		$11,120	3.12%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6—Loan Portfolio Composition

	2014		2013
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$52,054	54,632	57,780	58,766	56,030
Construction and land development	32,461	31,275	36,479	37,062	45,886
Commercial real estate	187,241	178,721	174,920	170,520	177,291
Residential real estate	102,921	101,433	101,706	102,565	99,021
Consumer installment	11,686	11,766	12,893	12,170	12,747

Total loans	386,363	377,827	383,778	381,083	390,975
Less: unearned income	(537)	(477)	(439)	(378)	(249)

Loans, net of unearned income	385,826	377,350	383,339	380,705	390,726
Less: allowance for loan losses	(4,728)	(4,711)	(5,268)	(5,946)	(6,457)

Loans, net	$381,098	372,639	378,071	374,759	384,269

Table 7—Allowance for Loan Losses and Nonperforming Assets

	2014		2013
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$4,711	5,268	5,946	6,457	6,769
Charge-offs:
Commercial and industrial	(46)	—	(269)	(177)	—
Construction and land development	—	(236)	—	—	—
Commercial real estate	—	—	—	(144)	(118)
Residential real estate	(41)	(31)	(250)	(103)	(189)
Consumer installment	(8)	(36)	(198)	(137)	(45)

Total charge-offs	(95)	(303)	(717)	(561)	(352)
Recoveries	112	146	39	50	40

Net recoveries (charge-offs)	17	(157)	(678)	(511)	(312)
Provision for loan losses	—	(400)	—	—	—

Ending balance	$4,728	4,711	5,268	5,946	6,457

as a % of loans	1.23%	1.25	1.37	1.56	1.65
as a % of nonperforming loans	169%	148	124	134	138
Net (recoveries) charge-offs as % of average loans (a)	(0.02)%	0.17	0.71	0.53	0.32

Nonperforming assets:
Nonaccrual loans	$2,804	3,188	4,261	4,425	4,664
Other real estate owned	1,584	3,111	3,884	4,585	3,609

Total nonperforming assets	$4,388	6,299	8,145	9,010	8,273

as a % of loans and other real estate owned	1.13%	1.66	2.10	2.34	2.10
as a % of total assets	0.57%	0.81	1.08	1.21	1.08
Nonperforming loans as a % of total loans	0.73%	0.84	1.11	1.16	1.19
Accruing loans 90 days or more past due	$71	131	73	99	—

(a)	Net (recoveries) charge-offs are annualized.

Table 8—Allocation of Allowance for Loan Losses

	2014				2013
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$639	13.5	$482	14.5	$386	15.1	$546	15.4	$675	14.3
Construction and land development	907	8.4	214	8.3	366	9.5	1,189	9.7	1,454	11.7
Commercial real estate	1,913	48.5	2,493	47.3	3,186	45.6	3,104	44.7	3,111	45.3
Residential real estate	1,095	26.6	1,256	26.8	1,114	26.5	982	26.9	1,125	25.3
Consumer installment	174	3.0	266	3.1	216	3.4	125	3.2	92	3.3

Total allowance for loan losses	$4,728		$4,711		$5,268		$5,946		$6,457

*	Loan balance in each category expressed as a percentage of total loans.

Table 9—CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2014

Maturity of:
3 months or less	$16,475
Over 3 months through 6 months	26,130
Over 6 months through 12 months	31,103
Over 12 months	82,431

Total CDs and other time deposits of $100,000 or more	$156,139

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	––	––	––	––
May 1 - May 31	––	––	––	––
June 1 - June 30	––	––	––	––
Total	––	––	––	––

(1)	Based on trade date, not settlement date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Senior Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Senior Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: August 1, 2014	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and Chairman of the Board

Date: August 1, 2014	By:	/s/ David A. Hedges
David A. Hedges
SVP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)