Form 10-Q
period 2014-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2014-10-31
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2014

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.01 par value per share	3,643,328 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2014	December 31, 2013

Assets:
Cash and due from banks	$13,118	$13,437
Federal funds sold	57,970	26,965
Interest bearing bank deposits	12,178	13,820

Cash and cash equivalents	83,266	54,222

Securities available-for-sale	264,827	271,219
Loans held for sale	3,521	2,296
Loans, net of unearned income	394,602	383,339
Allowance for loan losses	(4,754)	(5,268)

Loans, net	389,848	378,071

Premises and equipment, net	10,175	10,442
Bank-owned life insurance	17,878	17,503
Other real estate owned	1,215	3,884
Other assets	10,406	13,706

Total assets	$781,136	$751,343

Liabilities:
Deposits:
Noninterest-bearing	$127,472	$125,740
Interest-bearing	553,291	543,104

Total deposits	680,763	668,844
Federal funds purchased and securities sold under agreements to repurchase	4,334	3,363
Long-term debt	12,217	12,217
Accrued expenses and other liabilities	10,629	2,434

Total liabilities	707,943	686,858

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,763	3,759
Retained earnings	75,080	71,879
Accumulated other comprehensive income (loss), net	950	(4,552)
Less treasury stock, at cost - 313,807 shares and 314,017 shares at September 30, 2014 and December 31, 2013, respectively	(6,639)	(6,640)

Total stockholders’ equity	73,193	64,485

Total liabilities and stockholders’ equity	$781,136	$751,343

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(In thousands, except share and per share data)	2014	2013	2014	2013

Interest income:
Loans, including fees	$4,953	$5,104	$14,509	$15,656
Securities:
Taxable	1,171	1,030	3,561	2,803
Tax-exempt	622	683	1,856	2,133
Federal funds sold and interest bearing bank deposits	33	39	105	99

Total interest income	6,779	6,856	20,031	20,691

Interest expense:
Deposits	1,221	1,344	3,733	4,097
Short-term borrowings	5	3	14	10
Long-term debt	105	239	313	941

Total interest expense	1,331	1,586	4,060	5,048

Net interest income	5,448	5,270	15,971	15,643
Provision for loan losses	300	—	(100)	400

Net interest income after provision for loan losses	5,148	5,270	16,071	15,243

Noninterest income:
Service charges on deposit accounts	228	224	660	707
Mortgage lending	534	750	1,268	2,397
Bank-owned life insurance	124	93	375	289
Other	366	365	1,081	1,086
Securities (losses) gains, net:
Realized (losses) gains, net	(235)	—	(197)	679
Total other-than-temporary impairments	—	—	(333)	—

Total securities (losses) gains, net	(235)	—	(530)	679

Total noninterest income	1,017	1,432	2,854	5,158

Noninterest expense:
Salaries and benefits	2,199	2,139	6,701	6,503
Net occupancy and equipment	346	346	1,039	1,010
Professional fees	204	197	635	582
FDIC and other regulatory assessments	125	130	399	467
Other real estate owned, net	(237)	68	(181)	111
Prepayment penalties on long-term debt	—	541	—	2,012
Other	947	853	2,731	2,539

Total noninterest expense	3,584	4,274	11,324	13,224

Earnings before income taxes	2,581	2,428	7,601	7,177
Income tax expense	709	636	2,049	1,789

Net earnings	$1,872	$1,792	$5,552	$5,388

Net earnings per share:
Basic and diluted	$0.51	$0.49	$1.52	$1.48

Weighted average shares outstanding:
Basic and diluted	3,643,328	3,643,028	3,643,262	3,642,967

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2014	2013	2014	2013

Net earnings	$1,872	$1,792	$5,552	$5,388

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities	(335)	(433)	5,167	(7,010)
Reclassification adjustment for net loss (gain) on securities recognized in net earnings	149	—	335	(428)

Other comprehensive (loss) income	(186)	(433)	5,502	(7,438)

Comprehensive income (loss)	$1,686	$1,359	$11,054	$(2,050)

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149
Net earnings	—	—	—	5,388	—	—	5,388
Other comprehensive loss	—	—	—	—	(7,438)	—	(7,438)
Cash dividends paid ($0.63 per share)	—	—	—	(2,294)	—	—	(2,294)
Sale of treasury stock (155 shares)	—	—	2	—	—	—	2

Balance, September 30, 2013	3,957,135	$39	$3,758	$70,915	$(2,264)	$(6,641)	$65,807

Balance, December 31, 2013	3,957,135	$39	$3,759	$71,879	$(4,552)	$(6,640)	$64,485
Net earnings	—	—	—	5,552	—	—	5,552
Other comprehensive income	—	—	—	—	5,502	—	5,502
Cash dividends paid ($0.645 per share)	—	—	—	(2,351)	—	—	(2,351)
Sale of treasury stock (210 shares)	—	—	4	—	—	1	5

Balance, September 30, 2014	3,957,135	$39	$3,763	$75,080	$950	$(6,639)	$73,193

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2014	2013

Cash flows from operating activities:
Net earnings	$5,552	$5,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(100)	400
Depreciation and amortization	557	639
Premium amortization and discount accretion, net	1,150	1,620
Net loss (gain) on securities available-for-sale	530	(679)
Net gain on sale of loans held for sale	(880)	(1,693)
Increase (decrease) in MSR valuation allowance	31	(373)
Net (gain) loss on other real estate owned	(204)	13
Loss on prepayment of long-term debt	—	2,012
Loans originated for sale	(44,185)	(80,169)
Proceeds from sale of loans	43,469	81,689
Increase in cash surrender value of bank owned life insurance	(375)	(289)
Net (increase) decrease in other assets	(82)	2,392
Net increase in accrued expenses and other liabilities	8,200	455

Net cash provided by operating activities	13,663	11,405

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	37,132	38,614
Proceeds from maturities of securities available-for-sale	47,241	48,588
Purchase of securities available-for-sale	(70,943)	(99,923)
(Increase) decrease in loans, net	(12,126)	14,033
Net purchases of premises and equipment	(19)	(516)
Decrease in FHLB stock	235	1,153
Proceeds from sale of other real estate owned	3,322	2,599

Net cash provided by investing activities	4,842	4,548

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,732	951
Net increase in interest-bearing deposits	10,187	12,653
Net increase in federal funds purchased and securities sold under agreements to repurchase	971	54
Repayments or retirement of long-term debt	—	(27,012)
Dividends paid	(2,351)	(2,294)

Net cash provided by (used in) financing activities	10,539	(15,648)

Net change in cash and cash equivalents	29,044	305
Cash and cash equivalents at beginning of period	54,222	61,949

Cash and cash equivalents at end of period	$83,266	$62,254

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,125	$5,228
Income taxes	963	258
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	449	2,278

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2014. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

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

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2014 and 2013, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective periods are presented below.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013

Basic and diluted:
Net earnings	$1,872	$1,792	$5,552	$5,388
Weighted average common shares outstanding	3,643,328	3,643,028	3,643,262	3,642,967

Earnings per share	$0.51	$0.49	$1.52	$1.48

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At September 30, 2014, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of September 30, 2014.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: SECURITIES

At September 30, 2014 and December 31, 2013, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2014 and December 31, 2013, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

September 30, 2014
Agency obligations (a)	$—	25,753	19,682	14,068	59,503	146	1,373	$60,730
Agency RMBS (a)	—	—	6,958	132,226	139,184	1,064	1,545	139,665
State and political subdivisions	—	507	16,197	49,436	66,140	3,217	5	62,928

Total available-for-sale	$—	26,260	42,837	195,730	264,827	4,427	2,923	$263,323

December 31, 2013
Agency obligations (a)	$—	—	23,247	21,275	44,522	—	4,557	$49,079
Agency RMBS (a)	—	—	8,306	154,052	162,358	976	4,733	166,115
State and political subdivisions	—	1,735	21,366	41,238	64,339	1,560	459	63,238

Total available-for-sale	$—	1,735	52,919	216,565	271,219	2,536	9,749	$278,432

(a)	Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $119.7 million and $120.5 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.6 million and $1.8 million at September 30, 2014 and December 31, 2013, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2014 and December 31, 2013, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2014:
Agency obligations	$17,494	28	23,609	1,345	$41,103	1,373
Agency RMBS	25,730	62	52,358	1,483	78,088	1,545
State and political subdivisions	670	4	769	1	1,439	5

Total	$43,894	94	76,736	2,829	$120,630	2,923

December 31, 2013:
Agency obligations	$35,933	3,182	8,590	1,376	$44,523	4,558
Agency RMBS	109,774	4,393	7,683	339	117,457	4,732
State and political subdivisions	9,575	459	—	—	9,575	459

Total	$155,282	8,034	16,273	1,715	$171,555	9,749

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

Agency RMBS

The unrealized losses associated with agency residential mortgage-backed securities (“RMBS”) were primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.

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

Cost-method investments

At September 30, 2014, cost-method investments with an aggregate cost of $1.6 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Balance, beginning of period Reductions:	$—	$757	$—	$1,257
Securities fully written down and deemed worthless	—	—	—	500

Balance, end of period	$—	$757	$—	$757

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Other-than-temporary impairment charges
Debt securities:
Agency RMBS	$—	$—	$333	$—

Total debt securities	—	—	333	—

Total other-than-temporary impairment charges	$—	$—	$333	$—

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Securities with intent to sell	—	—	333	—

Total other-than-temporary impairment on debt securities	$—	$—	$333	$—

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Gross realized gains	$429	$—	$467	$685
Gross realized losses	(664)	—	(664)	(6)
Other-than-temporary impairment charges	—	—	(333)	—

Realized (losses) gains, net	$(235)	$—	$(530)	$679

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
(In thousands)	2014	2013
Commercial and industrial	$52,868	$57,780
Construction and land development	34,189	36,479
Commercial real estate:
Owner occupied	51,836	56,102
Other	138,241	118,818

Total commercial real estate	190,077	174,920
Residential real estate:
Consumer mortgage	63,863	57,871
Investment property	42,692	43,835

Total residential real estate	106,555	101,706
Consumer installment	11,535	12,893

Total loans	395,224	383,778
Less: unearned income	(622)	(439)

Loans, net of unearned income	$394,602	$383,339

Loans secured by real estate were approximately 83.7% of the Company’s total loan portfolio at September 30, 2014. At September 30, 2014, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of September 30, 2014, and December 31, 2013.

		Accruing	Accruing	Total
		30-89 Days	Greater than	Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

September 30, 2014:
Commercial and industrial	$52,567	245	—	52,812	56	$52,868
Construction and land development	33,384	190	—	33,574	615	34,189
Commercial real estate:
Owner occupied	51,361	203	—	51,564	272	51,836
Other	138,031	—	—	138,031	210	138,241
Total commercial real estate	189,392	203	—	189,595	482	190,077
Residential real estate:
Consumer mortgage	63,537	12	25	63,574	289	63,863
Investment property	42,188	209	51	42,448	244	42,692
Total residential real estate	105,725	221	76	106,022	533	106,555
Consumer installment	11,472	59	—	11,531	4	11,535
Total	$392,540	918	76	393,534	1,690	$395,224

December 31, 2013:
Commercial and industrial	$57,558	167	—	57,725	55	$57,780
Construction and land development	34,883	14	—	34,897	1,582	36,479
Commercial real estate:
Owner occupied	54,214	861	—	55,075	1,027	56,102
Other	118,389	—	—	118,389	429	118,818
Total commercial real estate	172,603	861	—	173,464	1,456	174,920
Residential real estate:
Consumer mortgage	56,191	745	69	57,005	866	57,871
Investment property	42,935	598	—	43,533	302	43,835
Total residential real estate	99,126	1,343	69	100,538	1,168	101,706
Consumer installment	12,789	100	4	12,893	—	12,893
Total	$376,959	2,485	73	379,517	4,261	$383,778

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2014 and December 31, 2013, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2014
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$639	907	1,913	1,095	174	$4,728
Charge-offs	—	—	—	(287)	(39)	(326)
Recoveries	35	1	—	13	3	52

Net recoveries (charge-offs)	35	1	—	(274)	(36)	(274)
Provision for loan losses	(5)	(13)	22	262	34	300

Ending balance	$669	895	1,935	1,083	172	$4,754

Nine months ended:
Beginning balance	$386	366	3,186	1,114	216	$5,268
Charge-offs	(46)	(236)	—	(358)	(83)	(723)
Recoveries	71	4	118	103	13	309

Net recoveries (charge-offs)	25	(232)	118	(255)	(70)	(414)
Provision for loan losses	258	761	(1,369)	224	26	(100)

Ending balance	$669	895	1,935	1,083	172	$4,754

	September 30, 2013
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$675	1,454	3,111	1,125	92	6,457
Charge-offs	(177)	—	(144)	(103)	(137)	$(561)
Recoveries	23	1	—	21	5	$50

Net (charge-offs) recoveries	(154)	1	(144)	(82)	(132)	(511)
Provision for loan losses	25	(266)	137	(61)	165	$—

Ending balance	$546	1,189	3,104	982	125	$5,946

Nine months ended:
Beginning balance	$812	1,545	3,137	1,126	103	$6,723
Charge-offs	(245)	(39)	(262)	(558)	(199)	(1,303)
Recoveries	40	5	4	62	15	126

Net charge-offs	(205)	(34)	(258)	(496)	(184)	(1,177)
Provision for loan losses	(61)	(322)	225	352	206	400

Ending balance	$546	1,189	3,104	982	125	$5,946

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2014 and 2013.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans
September 30, 2014:
Commercial and industrial	$669	52,785	—	83	669	52,868
Construction and land development	895	33,574	—	615	895	34,189
Commercial real estate	1,733	188,150	202	1,927	1,935	190,077
Residential real estate	1,083	105,672	—	883	1,083	106,555
Consumer installment	172	11,535	—	—	172	11,535

Total	$4,552	391,716	202	3,508	4,754	395,224

September 30, 2013:
Commercial and industrial	$546	58,630	—	136	546	58,766
Construction and land development	1,090	35,469	99	1,593	1,189	37,062
Commercial real estate	2,919	167,564	185	2,956	3,104	170,520
Residential real estate	982	101,576	—	989	982	102,565
Consumer installment	125	12,170	—	—	125	12,170

Total	$5,662	375,409	284	5,674	5,946	381,083

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

Nonaccrual—includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
September 30, 2014:
Commercial and industrial	$48,075	4,308	429	56	$52,868
Construction and land development	32,524	483	567	615	34,189
Commercial real estate:
Owner occupied	50,185	1,149	230	272	51,836
Other	137,285	89	657	210	138,241
Total commercial real estate	187,470	1,238	887	482	190,077
Residential real estate:
Consumer mortgage	55,804	3,085	4,685	289	63,863
Investment property	40,359	876	1,213	244	42,692
Total residential real estate	96,163	3,961	5,898	533	106,555
Consumer installment	11,398	17	116	4	11,535
Total	$375,630	10,007	7,897	1,690	$395,224

December 31, 2013:
Commercial and industrial	$53,060	4,183	482	55	$57,780
Construction and land development	33,616	180	1,101	1,582	36,479
Commercial real estate:
Owner occupied	53,430	770	875	1,027	56,102
Other	117,490	91	808	429	118,818
Total commercial real estate	170,920	861	1,683	1,456	174,920
Residential real estate:
Consumer mortgage	50,392	1,137	5,476	866	57,871
Investment property	40,517	1,310	1,706	302	43,835
Total residential real estate	90,909	2,447	7,182	1,168	101,706
Consumer installment	12,713	34	146	—	12,893
Total	$361,218	7,705	10,594	4,261	$383,778

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2014 and December 31, 2013.

	September 30, 2014
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial and industrial	$83	—	83
Construction and land development	2,829	(2,214)	615
Commercial real estate:
Owner occupied	336	(64)	272
Other	300	(91)	209

Total commercial real estate	636	(155)	481
Residential real estate:
Consumer mortgages	939	(216)	723
Investment property	204	(44)	160

Total residential real estate	1,143	(260)	883

Total	$4,691	(2,629)	2,062	$

With allowance recorded:
Commercial real estate:
Owner occupied	854	—	854		110
Other	592	—	592		92

Total commercial real estate	1,446	—	1,446		202

Total	$1,446	—	1,446		$202

Total impaired loans	$6,137	(2,629)	3,508		$202

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2013
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial and industrial	$124	—	124
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	1,217	(190)	1,027
Other	518	(89)	429

Total commercial real estate	1,735	(279)	1,456
Residential real estate:
Consumer mortgages	952	(198)	754
Investment property	207	(35)	172

Total residential real estate	1,159	(233)	926

Total	$5,897	(2,194)	3,703

With allowance recorded:
Construction and land development	452	(67)	385		88
Commercial real estate:
Owner occupied	875	—	875		110
Other	602	—	602		62

Total commercial real estate	1,477	—	1,477		172

Total	$1,929	(67)	1,862	$	260

Total impaired loans	$7,826	(2,261)	5,565	$	260

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended September 30, 2014		Nine months ended September 30, 2014
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$88	2	105	6
Construction and land development	730	—	1,159	—
Commercial real estate:
Owner occupied	1,129	9	1,367	31
Other	801	4	935	20

Total commercial real estate	1,930	13	2,302	51
Residential real estate:
Consumer mortgages	716	5	752	5
Investment property	162	—	166	—

Total residential real estate	878	5	918	5

Total	$3,626	20	4,484	62

	Quarter ended September 30, 2013		Nine months ended September 30, 2013
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$139	2	152	7
Construction and land development	1,596	—	1,608	—
Commercial real estate:
Owner occupied	1,927	13	1,993	42
Other	832	4	1,581	4

Total commercial real estate	2,759	17	3,574	46
Residential real estate:
Consumer mortgages	776	—	801	—
Investment property	231	—	323	—

Total residential real estate	1,007	—	1,124	—

Total	$5,501	19	6,458	53

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business, management may grant concessions to borrowers that are experiencing financial difficulty. A concession may include, but is not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. In making the determination of whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of September 30, 2014, and December 31, 2013.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total		Related Allowance

September 30, 2014
Commercial and industrial	$83	—	83	$	—
Construction and land development	—	615	615		—
Commercial real estate:
Owner occupied	854	272	1,126		110
Other	592	209	801		92

Total commercial real estate	1,446	481	1,927		202
Residential real estate:
Consumer mortgages	723	—	723		—
Investment property	—	160	160		—

Total residential real estate	723	160	883		—

Total	$2,252	1,256	3,508	$	202

December 31, 2013
Commercial and industrial	$124	—	124	$	—
Construction and land development	—	1,582	1,582		88
Commercial real estate:
Owner occupied	875	285	1,160		110
Other	602	429	1,031		62

Total commercial real estate	1,477	714	2,191		172
Residential real estate:
Consumer mortgages	—	754	754		—
Investment property	—	172	172		—

Total residential real estate	—	926	926		—

Total	$1,601	3,222	4,823	$	260

At September 30, 2014, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended September 30,			Nine months ended September 30,
		Pre-	Post -		Pre-	Post -
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2014:
Commercial real estate:
Other	1	$590	592	1	$590	592

Total commercial real estate	1	590	592	1	590	592
Residential real estate:
Consumer mortgages	1	712	712	1	712	712

Total residential real estate	1	712	712	1	712	712

Total	2	$1,302	1,304	2	$1,302	1,304

2013:
Commercial real estate:
Owner occupied	1	$882	882	1	$882	882
Other	1	606	610	2	1,037	1,041

Total commercial real estate	2	1,488	1,492	3	1,919	1,923
Residential real estate:
Consumer mortgages	1	678	674	2	808	804

Total residential real estate	1	678	674	2	808	804

Total	3	$2,166	2,166	5	$2,727	2,727

The majority of the loans modified in a TDR during the quarter and nine months ended September 30, 2014 and 2013, respectively, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended September 30,		Nine months Ended September 30,
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)
2014:
Commerical real estate:
Owner occupied	1	$272	1	$272

Total commercial real estate	1	272	1	272

Total	1	$272	1	$272

2013:
Construction and land development	—	$—	1	$1,197
Commerical real estate:
Other	1	426	1	426

Total commercial real estate	1	426	1	426

Total	1	$426	2	$1,623

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2014	2013		2014	2013

MSRs, net:
Beginning balance	$2,346	$1,979	$	2,350	$1,526
Additions, net	168	215		371	693
Amortization expense	(89)	(78)		(253)	(304)
Decrease (increase) in valuation allowance	12	172		(31)	373

Ending balance	$2,437	$2,288	$	2,437	$2,288

Valuation allowance included in MSRs, net:
Beginning of period	$43	$185	$	—	$386
End of period	31	13		31	13

Fair value of amortized MSRs:
Beginning of period	$3,228	$2,453	$	3,452	$1,526
End of period	3,314	3,167		3,314	3,167

NOTE 7: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying consolidated statements of earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2014 and December 31, 2013, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

A summary of the Company’s interest rate swap agreements at September 30, 2014 and December 31, 2013 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

September 30, 2014:
Pay fixed / receive variable	$4,754	—	669
Pay variable / receive fixed	4,754	669	—

Total interest rate swap agreements	$9,508	669	669

December 31, 2013:
Pay fixed / receive variable	$5,017	—	844
Pay variable / receive fixed	5,017	844	—

Total interest rate swap agreements	$10,034	844	844

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2014, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2014:
Securities available-for-sale:
Agency obligations	$59,503	—	59,503	—
Agency RMBS	139,184	—	139,184	—
State and political subdivisions	66,140	—	66,140	—

Total securities available-for-sale	264,827	—	264,827	—
Other assets (1)	669	—	669	—

Total assets at fair value	$265,496	—	265,496	—

Other liabilities(1)	$669	—	669	—

Total liabilities at fair value	$669	—	669	—

December 31, 2013:
Securities available-for-sale:
Agency obligations	$44,522	—	44,522	—
Agency RMBS	162,358	—	162,358	—
State and political subdivisions	64,339	—	64,339	—

Total securities available-for-sale	271,219	—	271,219	—
Other assets (1)	844	—	844	—

Total assets at fair value	$272,063	—	272,063	—

Other liabilities(1)	$844	—	844	—

Total liabilities at fair value	$844	—	844	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2014:
Loans held for sale	$3,521	—	3,521	—
Loans, net(1)	3,306	—	—	3,306
Other real estate owned	1,215	—	—	1,215
Other assets (2)	2,437	—	—	2,437
Total assets at fair value	$10,479	—	3,521	6,958

December 31, 2013:
Loans held for sale	$2,296	—	2,296	—
Loans, net(1)	5,305	—	—	5,305
Other real estate owned	3,884	—	—	3,884
Other assets (2)	2,350	—	—	2,350
Total assets at fair value	$13,835	—	2,296	11,539

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities recognized in the accompanying consolidated balance sheets using Level 3 inputs:

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Beginning balance	$—	$652
Total realized and unrealized gains and (losses):
Included in other comprehensive income	—	90

Ending balance	$—	$742

At September 30, 2014, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at September 30, 2014, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted
	Carrying			Average
(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$3,306	Appraisal	Appraisal discounts (%)	16.2%

Other real estate owned	1,215	Appraisal	Appraisal discounts (%)	16.3%

Mortgage servicing rights, net	2,437	Discounted cash flow	Prepayment speed or CPR (%)	9.4%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 inputs
September 30, 2014:
Financial Assets:
Loans, net (1)	$389,848	$398,087	$—	$—	$398,087
Loans held for sale	3,521	3,587	—	3,587	—
Financial Liabilities:
Time Deposits	$253,871	$256,024	$—	$256,024	$—
Long-term debt	12,217	12,545	—	12,545	—
December 31, 2013:
Financial Assets:
Loans, net (1)	$378,071	$387,180	$—	$—	$387,180
Loans held for sale	2,296	2,310	—	2,310	—
Financial Liabilities:
Time Deposits	$261,199	$263,985	$—	$263,985	$—
Long-term debt	12,217	12,569	—	12,569	—

(1)	Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2014 and 2013, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2013 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

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

Summary of Results of Operations

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2014	2013	2014	2013
Net interest income (a)	$5,769	$5,621	$16,928	$16,741
Less: tax-equivalent adjustment	321	351	957	1,098
Net interest income (GAAP)	5,448	5,270	15,971	15,643
Noninterest income	1,017	1,432	2,854	5,158
Total revenue	6,465	6,702	18,825	20,801
Provision for loan losses	300	—	(100)	400
Noninterest expense	3,584	4,274	11,324	13,224
Income tax expense	709	636	2,049	1,789
Net earnings	$1,872	$1,792	$5,552	$5,388

Basic and diluted earnings per share	$0.51	$0.49	$1.52	$1.48

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $5.6 million for the first nine months of 2014, compared to $5.4 million for the first nine months of 2013. Basic and diluted earnings per share were $1.52 per share for the first nine months of 2014, compared to $1.48 per share for the first nine months of 2013.

Net interest income (tax-equivalent) was $16.9 million for the first nine months of 2014, compared to $16.7 million for the first nine months of 2013. Despite downward pressure on yields for earning assets, net interest income (tax-equivalent) increased slightly due to continued improvement in the Company’s cost of funds.

The Company recorded a negative provision for loan losses of $0.1 million for the first nine months of 2014 compared to a charge of $0.4 million for the first nine months of 2013. The decrease in the provision for loan losses was primarily due to improvement in the overall credit quality of the loan portfolio, including declining historical loss rates used in the calculation of our allowance for loan losses, and lower levels of adversely classified and nonperforming loans.

Noninterest income was $2.9 million for the first nine months of 2014, compared to $5.2 million in the first nine months of 2013. The decrease was primarily due to a decrease in mortgage lending income of $1.1 million as higher interest rates for mortgage loans negatively impacted refinance activity and a decrease in net securities gains (losses) of $1.2 million that was primarily due to a decrease in the price of securities sold.

Noninterest expense was approximately $11.3 million in the first nine months of 2014, compared to $13.2 million in the first nine months of 2013. The decrease was primarily due to a decrease in prepayment penalties on long-term debt. The Company incurred no prepayment penalties during the first nine months of 2014, compared to $2.0 million during the first nine months of 2013 when the Company repaid $25.0 million of long-term debt with a weighted average interest rate of 3.42%.

Income tax expense was approximately $2.0 million for the first nine months of 2014, compared to $1.8 million in the first nine months of 2013. The Company’s effective tax rate for the first nine months of 2014 was 26.96%, compared to 24.93% in the first nine months of 2013. The increase in the Company’s effective tax rate was primarily due to a decrease in tax exempt interest income as our holdings of municipal securities have declined. In addition, as earnings before income taxes increases, the impact of tax preference items, such as tax exempt interest income, on the Company’s effective tax rate is reduced.

In the first nine months of 2014, the Company paid cash dividends of $2.4 million, or $0.645 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 18.50% and a Tier 1 leverage ratio of 10.26% at September 30, 2014.

In the third quarter of 2014, net earnings were $1.9 million, of $0.51 per share, compared to $1.8 million, or $0.49 per share for the third quarter of 2013. Net interest income (tax-equivalent) was $5.8 million for the third quarter of 2014, compared to $5.6 million for the third quarter of 2013. Despite downward pressure on yields for earning assets, net interest income (tax-equivalent) increased due to continued improvement in the Company’s cost of funds. The provision for loan losses was $0.3 million in the third quarter of 2014, compared to none in the third quarter 2013. Noninterest income was $1.0 million in the third quarter of 2014, compared to $1.4 million in the third quarter of 2013. The decrease was primarily due to declines in mortgage lending income of $0.2 million and net securities gains (losses) of $0.2 million. Noninterest expense was $3.6 million in the third quarter of 2014, compared to $4.3 million in the third quarter of 2013. The decrease was primarily due to $0.5 million of prepayment penalties on long-term debt incurred during the third quarter of 2013, when the Company repaid $5.0 million of long-term debt with an interest rate of 3.58%. Income tax expense was approximately $0.7 million for the third quarter of 2014, compared to $0.6 million for the third quarter of 2013. The Company’s effective tax rate for the third quarter of 2014 was 27.47%, compared to 26.19% in the third quarter of 2013. The Company’s effective tax rate increased due to the same factors described above.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2014 and December 31, 2013, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30,
	2014		2013
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$384,370	5.05%	$393,148	5.32%
Securities - taxable	210,680	2.26%	195,863	1.91%
Securities - tax-exempt	61,500	6.12%	68,982	6.26%

Total securities	272,180	3.13%	264,845	3.05%
Federal funds sold	54,866	0.19%	50,372	0.21%
Interest bearing bank deposits	7,350	0.45%	3,672	0.62%

Total interest-earning assets	718,766	3.90%	712,037	4.09%

Deposits:
NOW	105,734	0.32%	102,294	0.32%
Savings and money market	190,223	0.51%	170,086	0.52%
Certificates of deposits less than $100,000	102,755	1.17%	105,627	1.39%
Certificates of deposits and other time deposits of $100,000 or more	156,833	1.58%	155,455	1.80%

Total interest-bearing deposits	555,545	0.90%	533,462	1.03%
Short-term borrowings	3,605	0.52%	2,773	0.48%
Long-term debt	12,217	3.43%	34,946	3.60%

Total interest-bearing liabilities	571,367	0.95%	571,181	1.18%

Net interest income and margin (tax-equivalent)	$16,928	3.15%	$16,741	3.14%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $16.9 million for the first nine months of 2014, compared to $16.7 million for the first nine months of 2013. Despite downward pressure on yields for earning assets, net interest income (tax-equivalent) increased due to continued improvement in the Company’s cost of funds.

The tax-equivalent yield on total interest-earning assets decreased by 19 basis points in the first nine months of 2014 from the first nine months of 2013 to 3.90%. The decrease was primarily due to a decrease in average loans and loan yields as reduced loan demand and increased pricing competition for quality loan opportunities in our markets has limited the Company’s ability to increase loans generally, as well as a decrease in the yields on new and renewed loans over the last several quarters.

The cost of total interest-bearing liabilities decreased 23 basis points in the first nine months of 2014 from the first nine months of 2013 to 0.95%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our savings and money market accounts and concurrently reduced balances of higher-cost long-term debt.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded a negative provision for loan losses of $0.1 million for the first nine months of 2014 compared to a charge of $0.4 million for the first nine months of 2013. The decrease in the provision for loan losses was primarily due to improvement in the overall credit quality of the loan portfolio, including declining historical loss rates used in the calculation of our allowance for loan losses, and lower levels of adversely classified and nonperforming loans.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.20% at September 30, 2014, compared to 1.37% at December 31, 2013. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Service charges on deposit accounts	$228	$224	$660	$707
Mortgage lending income	534	750	1,268	2,397
Bank-owned life insurance	124	93	375	289
Securities (losses) gains, net	(235)	—	(530)	679
Other	366	365	1,081	1,086

Total noninterest income	$1,017	$1,432	$2,854	$5,158

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Origination income	$386	$435	$880	$1,693
Servicing fees, net	136	143	419	331
Decrease (increase) in MSR valuation allowance	12	172	(31)	373

Total mortgage lending income	$534	$750	$1,268	$2,397

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

Net securities gains (losses) consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net losses realized on the sale of securities were $235,000 and $197,000, respectively, for the third quarter and first nine months of 2014, compared to none for the third quarter of 2013 and net gains on the sale of securities of $679,000 for the first nine months of 2013. The Company recorded an other-than-temporary impairment charge of $333,000 in the first quarter of 2014 related to securities management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold available-for-sale agency residential mortgage-backed securities (“RMBS”) with a fair value of $18.9 million and realized the expected loss of approximately $333,000. The Company incurred no other-than-temporary impairment charges in the first nine months of 2013.

Noninterest Expense

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Salaries and benefits	$2,199	$2,139	$6,701	$6,503
Net occupancy and equipment	346	346	1,039	1,010
Professional fees	204	197	635	582
FDIC and other regulatory assessments	125	130	399	467
Other real estate owned, net	(237)	68	(181)	111
Prepayment penalty on long-term debt	—	541	—	2,012
Other	947	853	2,731	2,539

Total noninterest expense	$3,584	$4,274	$11,324	$13,224

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

The decrease in OREO expense, net was primarily due to gains realized on the sale of certain OREO properties.

During the third quarter and first nine months of 2013, respectively, the Company repaid $5.0 million and $25.0 million of long-term debt with weighted average interest rates of 3.58% and 3.42% and incurred prepayment penalties of $0.5 million and $2.0 million.

Income Tax Expense

Income tax expense was approximately $2.0 million for the first nine months of 2014, compared to $1.8 million in the first nine months of 2013. The Company’s effective tax rate for the first nine months of 2014 was 26.96%, compared to 24.93% in the first nine months of 2013. The increase in the Company’s effective tax rate was primarily due to a decrease in tax exempt interest income as our holdings of municipal securities have declined. In addition, as earnings before income taxes increases, the impact of tax preference items, such as tax exempt interest income, on the Company’s effective tax rate is reduced.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $264.8 million at September 30, 2014, a decrease of $6.4 million, or 2%, compared to $271.2 million at December 31, 2013. This decline was primarily due to a decrease of $15.1 million in the amortized cost basis of securities available-for-sale as proceeds from sales, calls, and maturities were not reinvested. This decrease was partially offset by changes in unrealized gains (losses) on securities available-for-sale of $8.7 million, reflecting price gains as long-term interest rates fell during the first nine months of 2014.

The average tax-equivalent yields earned on total securities were 3.13% in the first nine months of 2014 and 3.05% in the first nine months of 2013.

Loans

	2014			2013
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
(In thousands)

Commercial and industrial	$52,868	52,054	54,632	57,780	58,766
Construction and land development	34,189	32,461	31,275	36,479	37,062
Commercial real estate	190,077	187,241	178,721	174,920	170,520
Residential real estate	106,555	102,921	101,433	101,706	102,565
Consumer installment	11,535	11,686	11,766	12,893	12,170

Total loans	395,224	386,363	377,827	383,778	381,083
Less: unearned income	(622)	(537)	(477)	(439)	(378)

Loans, net of unearned income	$394,602	385,826	377,350	383,339	380,705

Total loans, net of unearned income, were $394.6 million at September 30, 2014, compared to $383.3 million at December 31, 2013. The increase was primarily due to growth in commercial real estate and residential real estate loans of $15.2 million and $4.8 million, respectively. This increase was partially offset by decreases in construction and land development loans and commercial and industrial loans of $2.3 million and $4.9 million, respectively. Four loan categories represented the majority of the loan portfolio at September 30, 2014: commercial real estate (48%), residential real estate (27%), construction and land development (9%) and commercial and industrial (13%). Approximately 27% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2014.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $16.1 million, or 4% of total loans, at September 30, 2014, compared to $15.8 million, or 4% of total loans, at December 31, 2013. For residential real estate mortgage loans with a consumer purpose, approximately $1.7 million and $1.2 million required interest-only payments at September 30, 2014 and December 31, 2013, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.5 million and $1.4 million, respectively, at September 30, 2014 and December 31, 2013. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “CRITICAL ACCOUNTING POLICIES – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.05% in the first nine months of 2014 and 5.32% in the first nine months of 2013.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having unsecured loan relationships in excess of approximately $16.6 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $14.9 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2014, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2014 (and related balances at December 31, 2013).

	September 30, 2014	December 31, 2013
(In thousands)

Lessors of 1 to 4 family residential properties	$42,692	$43,835
Multi-family residential properties	36,230	27,673
Shopping centers	30,448	29,953

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At September 30, 2014 and December 31, 2013, the allowance for loan losses was $4.8 million and $5.3 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “CRITICAL ACCOUNTING POLICIES.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2014 and the previous four quarters is presented below.

	2014			2013
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
(Dollars in thousands)

Balance at beginning of period	$4,728	4,711	5,268	5,946	6,457
Charge-offs:
Commercial and industrial	—	(46)	—	(269)	(177)
Construction and land development	—	—	(236)	—	—
Commercial real estate	—	—	—	—	(144)
Residential real estate	(287)	(41)	(31)	(250)	(103)
Consumer installment	(39)	(8)	(36)	(198)	(137)

Total charge-offs	(326)	(95)	(303)	(717)	(561)
Recoveries	52	112	146	39	50

Net (charge-offs) recoveries	(274)	17	(157)	(678)	(511)
Provision for loan losses	300	—	(400)	—	—

Ending balance	$4,754	4,728	4,711	5,268	5,946

as a % of loans	1.20%	1.23	1.25	1.37	1.56
as a % of nonperforming loans	281%	169	148	124	134
Net charge-offs (recoveries) as % of average loans (a)	0.37%	(0.02)	0.17	0.71	0.53

(a)	Net charge-offs (recoveries) are annualized.

As described under “CRITICAL ACCOUNTING POLICIES,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.20% at September 30, 2014, compared to 1.37% at December 31, 2013. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At September 30, 2014, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 281%, compared to 124% at December 31, 2013. The increase primarily relates to a $2.1 million decrease in the recorded investment of nonperforming loans with a related allowance for loan losses of $0.1 million at December 31, 2013.

At September 30, 2014, the Company’s recorded investment in loans considered impaired was $3.5 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.2 million. At December 31, 2013, the Company’s recorded investment in loans considered impaired was $5.6 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.3 million.

Nonperforming Assets

At September 30, 2014, the Company had $2.9 million in nonperforming assets, compared to $8.1 million at December 31, 2013. The decrease was primarily due to a decline in nonperforming loans and other real estate owned of $2.6 million and $2.7 million, respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2014 and the previous four quarters.

	2014			2013
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$1,690	2,804	3,188	4,261	4,425
Other real estate owned	1,215	1,584	3,111	3,884	4,585

Total nonperforming assets	$2,905	4,388	6,299	8,145	9,010

as a % of loans and other real estate owned	0.73%	1.13	1.66	2.10	2.34
as a % of total assets	0.37%	0.57	0.81	1.08	1.21
Nonperforming loans as a % of total loans	0.43%	0.73	0.84	1.11	1.16
Accruing loans 90 days or more past due	$76	71	131	73	99

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2014 and the previous four quarters.

	2014			2013
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$56	52	54	55	56
Construction and land development	615	963	1,371	1,582	1,592
Commercial real estate	482	486	710	1,456	1,467
Residential real estate	533	1,303	1,046	1,168	1,310
Consumer installment	4	—	7	—	—

Total nonaccrual loans	$1,690	2,804	3,188	4,261	4,425

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2014, the Company had $1.7 million in loans on nonaccrual, compared to $4.3 million at December 31, 2013.

At September 30, 2014, there were $76,000 in loans 90 days or more past due and still accruing interest compared to $73,000 at December 31, 2013.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2014 and the previous four quarters.

	2014			2013
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Buildings	$—	—	1,515	1,772	1,829
Developed lots	882	1,260	1,260	1,260	1,275
Residential	333	324	336	852	1,481

Total other real estate owned	$1,215	1,584	3,111	3,884	4,585

At September 30, 2014 and December 31, 2013, respectively, the Company held $1.2 million and $3.9 million in OREO, which we acquired from borrowers. At September 30, 2014, approximately 73% of the total balance in OREO related to properties acquired from one borrower.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $7.9 million, or 2.0% of total loans at September 30, 2014, compared to $10.6 million, or 2.7% of total loans at December 31, 2013.

The table below provides information concerning the composition of performing potential problem loans for the third quarter of 2014 and the previous four quarters.

	2014			2013
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$429	397	449	482	750
Construction and land development	567	575	678	1,101	1,118
Commercial real estate	887	975	1,211	1,683	1,700
Residential real estate	5,898	4,754	5,913	7,182	7,417
Consumer installment	116	111	106	146	161

Total potential problem loans	$7,897	6,812	8,357	10,594	11,146

At September 30, 2014, approximately $0.5 million or 6.3% of total potential problem loans were past due at least 30 days but less than 90 days. At September 30, 2014, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days for the third quarter of 2014 and the previous four quarters.

	2014			2013
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$245	277	191	167	444
Construction and land development	190	192	157	14	—
Commercial real estate	203	—	461	861	49
Residential real estate	221	832	1,834	1,343	489
Consumer installment	59	110	86	100	40

Total	$918	1,411	2,729	2,485	1,022

Deposits

Total deposits were $680.8 million at September 30, 2014, compared to $668.8 million at December 31, 2013. Noninterest bearing deposits were $127.5 million, or 18.7% of total deposits, at September 30, 2014, compared to $125.7 million, or 18.8% of total deposits at December 31, 2013.

The average rate paid on total interest-bearing deposits was 0.90% in the first nine months of 2014 and 1.03% in the first nine months of 2013.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $38.0 million with none outstanding at September 30, 2014, compared to $41.0 million and none outstanding at December 31, 2013. Securities sold under agreements to repurchase totaled $4.3 million and $3.4 million at September 30, 2014 and December 31, 2013, respectively.

The average rate paid on short-term borrowings was 0.52% in the first nine months of 2014 and 0.48% in the first nine months of 2013.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had $5.0 million in long-term FHLB advances at both September 30, 2014 and December 31, 2013. At both September 30, 2014 and December 31, 2013, the Bank had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding.

The average rate paid on long-term debt was 3.43% in the first nine months of 2014 and 3.60% in the first nine months of 2013.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $73.2 million and $64.5 million as of September 30, 2014 and December 31, 2013, respectively. The change from December 31, 2013 was primarily driven by net earnings of $5.6 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $5.5 million, partially offset by cash dividends paid of $2.4 million.

The Company’s tier 1 leverage ratio was 10.26%, tier 1 risk-based capital ratio was 17.43% and total risk-based capital ratio was 18.50% at September 30, 2014. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well-capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Management uses earnings simulation modeling to estimate and manage interest rate risk. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations and estimates. To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10% decline for a 200 basis point change up or down in rates from management’s flat interest rate forecast over the next twelve months. The results of our current simulation model indicate that we were in compliance with our current guidelines at September 30, 2014.

Economic value of equity measures the extent that estimated economic values of our assets, liabilities and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities and off-balance sheet items, which establishes a base case economic value of equity. To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, the economic value of equity should not decrease by more than 25%. The results of our current economic value of equity model indicate that we were in compliance with our guidelines at September 30, 2014.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2014 and December 31, 2013, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. At September 30, 2014, the Bank had a remaining available line of credit with the FHLB totaling $222.8 million. At September 30, 2014, the Bank also had $38.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At September 30, 2014, the Bank had outstanding standby letters of credit of $8.1 million and unfunded loan commitments outstanding of $46.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2014, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $361.0 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

We were not required to repurchase any residential mortgage loans in the first nine months of 2014 or during the full year 2013.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2014, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99.5% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects;

•	ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure;

•	ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity;

•	ASU 2014-09, Revenue from Contracts with Customers (Topic 606);

•	ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures; and

•	ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.

Information about these pronouncements is described in more detail below.

ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, amends the criteria a company must meet to elect to account for investments in qualified affordable housing projects using a method other than the cost or equity methods. If the criteria are met, a company is permitted to amortize the initial investment cost in proportion to and over the same period as the total tax benefits the company expects to receive. The amortization of the initial investment cost and tax benefits are to be recorded in the income tax expense line. The Update also requires new disclosures about all investments in qualified affordable housing projects regardless of the accounting method used. These changes are effective for the Company in the first quarter of 2015 with retrospective application. Early adoption is permitted. Adoption of this ASU will not have a material impact on the consolidated financial statements of the Company.

ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in process of foreclosure. These changes are effective for the Company in the first quarter of 2015 with retrospective application. Early adoption is permitted. Adoption of this ASU will not have a material impact on the consolidated financial statements of the Company.

ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the definition and reporting requirements for discontinued operations. Under the new guidance, an entity’s disposal of a component or group of components must be reported in discontinued operations if the disposal is a strategic shift that has or will have a significant effect on the entity’s operations and financial results. Major strategic shifts include disposals of a major geographic area or line of business. This guidance also requires new disclosures on discontinued operations. These changes are effective for the Company in the first quarter 2015 with prospective application. Early adoption is permitted for disposals that have not been previously reported. Adoption of this ASU will not have a material impact on the consolidated financial statements of the Company.

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

ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, changes current accounting and expands secured borrowing accounting for repurchase-to-maturity transactions and repurchase financings. This guidance requires new disclosures for certain repurchase agreements and similar transactions that identify which items are accounted for as secured borrowings and which items are accounted for as sales. These changes are effective for the Company in the first quarter 2015. The Company will be required to present changes in accounting for transactions outstanding as of January 1, 2015 as a cumulative-effect adjustment to retained earnings at the same date. Early adoption is not permitted. Adoption of this ASU will not have a material impact on the consolidated financial statements of the Company.

ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, clarifies how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. These changes are effective for the Company in the first quarter of 2015 with prospective or modified retrospective application. Early adoption is permitted. Adoption of this ASU will not have a material impact on the consolidated financial statements of the Company.

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

	2014				2013
	Third	Second	First		Fourth	Third
(in thousands)	Quarter	Quarter	Quarter		Quarter	Quarter

Net interest income (GAAP)	$5,448	5,253	5,270		5,279	5,270
Tax-equivalent adjustment	321	312	324		342	351

Net interest income (Tax-equivalent)	$5,769	5,565	5,594		5,621	5,621

					Nine months ended September 30,

(In thousands)					2014	2013

Net interest income (GAAP)				$	15,971	15,643
Tax-equivalent adjustment					957	1,098

Net interest income (Tax-equivalent)				$	16,928	16,741

Table 2—Selected Quarterly Financial Data

	2014			2013
	Third	Second	First	Fourth	Third
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$5,769	5,565	5,594	5,621	5,621
Less: tax-equivalent adjustment	321	312	324	342	351

Net interest income (GAAP)	5,448	5,253	5,270	5,279	5,270
Noninterest income	1,017	1,081	756	2,140	1,432

Total revenue	6,465	6,334	6,026	7,419	6,702
Provision for loan losses	300	—	(400)	—	—
Noninterest expense	3,584	3,792	3,948	5,188	4,274
Income tax expense	709	683	657	501	636

Net earnings	$1,872	1,859	1,821	1,730	1,792

Per share data:
Basic and diluted net earnings	$0.51	0.51	0.50	0.47	0.49
Cash dividends declared	0.215	0.215	0.215	0.21	0.21
Weighted average shares outstanding:
Basic and diluted	3,643,328	3,643,295	3,643,161	3,643,110	3,643,028
Shares outstanding, at period end	3,643,328	3,643,328	3,643,173	3,643,118	3,643,058
Book value	$20.09	19.84	18.74	17.70	18.06
Common stock price
High	$24.92	25.00	25.80	25.75	24.71
Low	23.17	22.90	23.20	23.93	22.00
Period end:	24.64	24.02	23.20	25.00	24.40
To earnings ratio	12.38x	12.19	11.72	12.89	12.64
To book value	123%	121	124	141	135
Performance ratios:
Return on average equity	10.19%	10.72	11.11	10.33	10.78
Return on average assets	0.97%	0.96	0.96	0.92	0.95
Dividend payout ratio	42.16%	42.16	43.00	44.68	42.86
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.20%	1.23	1.25	1.37	1.56
Nonperforming loans	281%	169	148	124	134
Nonperforming assets as a % of:
Loans and foreclosed properties	0.73%	1.13	1.66	2.10	2.34
Total assets	0.37%	0.57	0.81	1.08	1.21
Nonperforming loans as a % of total loans	0.43%	0.73	0.84	1.11	1.16
Annualized net charge-offs (recoveries) as a % of average loans	0.28%	(0.02)	0.17	0.71	0.53
Capital Adequacy:
Tier 1 risk-based capital ratio	17.43%	17.45	17.55	17.19	17.29
Total risk-based capital ratio	18.50%	18.53	18.64	18.40	18.55
Tier 1 Leverage Ratio	10.26%	10.07	10.03	10.10	9.96
Other financial data:
Net interest margin (a)	3.16%	3.09	3.20	3.20	3.19
Effective income tax rate	27.47%	26.87	26.51	22.46	26.19
Efficiency ratio (b)	52.81%	57.06	62.17	66.85	60.60
Selected average balances:
Securities	$274,155	274,305	268,013	260,091	265,380
Loans, net of unearned income	389,392	378,994	377,322	379,450	383,460
Total assets	771,685	772,326	762,153	748,894	751,311
Total deposits	678,738	684,613	678,324	653,825	651,334
Long-term debt	12,217	12,217	12,217	21,347	26,782
Total stockholders’ equity	73,499	69,367	65,556	67,015	66,485
Selected period end balances:
Securities	$264,827	276,953	279,989	271,219	259,467
Loans, net of unearned income	394,602	385,826	377,350	383,339	380,705
Allowance for loan losses	4,754	4,728	4,711	5,268	5,946
Total assets	781,136	775,128	773,333	751,343	744,602
Total deposits	680,763	684,181	687,088	668,844	650,421
Long-term debt	12,217	12,217	12,217	12,217	22,217
Total stockholders’ equity	73,193	72,291	68,284	64,485	65,807

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM—not meaningful

Table 3—Selected Financial Data

	Nine months ended September 30,

(Dollars in thousands, except per share amounts)	2014	2013

Results of Operations
Net interest income (a)	$16,928	16,741
Less: tax-equivalent adjustment	957	1,098

Net interest income (GAAP)	15,971	15,643
Noninterest income	2,854	5,158

Total revenue	18,825	20,801
Provision for loan losses	(100)	400
Noninterest expense	11,324	13,224
Income tax expense	2,049	1,789

Net earnings	$5,552	5,388

Per share data:
Basic and diluted net earnings	$1.52	1.48
Cash dividends declared	0.645	0.63
Weighted average shares outstanding:
Basic and diluted	3,643,262	3,642,967
Shares outstanding, at period end	3,643,328	3,643,058
Book value	$20.09	18.06
Common stock price
High	$25.80	24.71
Low	22.90	20.80
Period end	24.64	24.40
To earnings ratio	12.38x	12.64
To book value	123%	135
Performance ratios:
Return on average equity	10.65%	10.32
Return on average assets	0.96%	0.94
Dividend payout ratio	42.43%	42.57
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.20%	1.56
Nonperforming loans	281%	134
Nonperforming assets as a % of:
Loans and other real estate owned	0.73%	2.34
Total assets	0.37%	1.21
Nonperforming loans as a % of total loans	0.43%	1.16
Annualized net charge-offs as a % of average loans	0.14%	0.40
Capital Adequacy:
Tier 1 risk-based capital ratio	17.43%	17.29
Total risk-based capital ratio	18.50%	18.55
Tier 1 Leverage Ratio	10.26%	9.96
Other financial data:
Net interest margin (a)	3.15%	3.14
Effective income tax rate	26.96%	24.93
Efficiency ratio (b)	57.24%	60.39
Selected average balances:
Securities	$272,180	264,845
Loans, net of unearned income	381,947	389,719
Total assets	768,756	763,438
Total deposits	680,560	652,687
Long-term debt	12,217	34,946
Total stockholders’ equity	69,503	69,586
Selected period end balances:
Securities	$264,827	259,467
Loans, net of unearned income	394,602	380,705
Allowance for loan losses	4,754	5,946
Total assets	781,136	744,602
Total deposits	680,763	650,421
Long-term debt	12,217	22,217
Total stockholders’ equity	73,193	65,807

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4—Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$392,084	$4,953	5.01%	$386,556	$5,104	5.24%
Securities - taxable	211,580	1,171	2.20%	199,125	1,030	2.05%
Securities - tax-exempt (2)	62,575	943	5.98%	66,255	1,036	6.20%

Total securities	274,155	2,114	3.06%	265,380	2,066	3.09%
Federal funds sold	45,975	25	0.22%	39,533	20	0.20%
Interest bearing bank deposits	11,637	8	0.27%	8,573	17	0.79%

Total interest-earning assets	723,851	$7,100	3.89%	700,042	$7,207	4.08%
Cash and due from banks	12,808			12,230
Other assets	35,026			39,039

Total assets	$771,685			$751,311

Interest-bearing liabilities:
Deposits:
NOW	$103,614	$82	0.31%	$97,262	$77	0.31%
Savings and money market	190,995	247	0.51%	173,674	226	0.52%
Certificates of deposits less than $100,000	100,150	282	1.12%	105,811	356	1.33%
Certificates of deposits and other time deposits of $100,000 or more	155,504	610	1.56%	156,855	685	1.73%

Total interest-bearing deposits	550,263	1,221	0.88%	533,602	1,344	1.00%
Short-term borrowings	3,929	5	0.50%	2,809	3	0.42%
Long-term debt	12,217	105	3.41%	26,782	239	3.54%

Total interest-bearing liabilities	566,409	$1,331	0.93%	563,193	$1,586	1.12%
Noninterest-bearing deposits	128,475			117,732
Other liabilities	3,302			3,901
Stockholders’ equity	73,499			66,485

Total liabilities and stockholders’ equity	$771,685			$751,311

Net interest income and margin (tax-equivalent)		$5,769	3.16%		$5,621	3.19%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5—Average Balances and Net Interest Income Analysis

	Nine months ended September 30,
	2014			2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$384,370	$14,509	5.05%	$393,148	$15,656	5.32%
Securities - taxable	210,680	3,561	2.26%	195,863	2,803	1.91%
Securities - tax-exempt (2)	61,500	2,813	6.12%	68,982	3,232	6.26%

Total securities	272,180	6,374	3.13%	264,845	6,035	3.05%
Federal funds sold	54,866	80	0.19%	50,372	81	0.21%
Interest bearing bank deposits	7,350	25	0.45%	3,672	17	0.62%

Total interest-earning assets	718,766	$20,988	3.90%	712,037	$21,789	4.09%
Cash and due from banks	12,777			14,018
Other assets	37,213			37,383

Total assets	$768,756			$763,438

Interest-bearing liabilities:
Deposits:
NOW	$105,734	$252	0.32%	$102,294	$243	0.32%
Savings and money market	190,223	728	0.51%	170,086	661	0.52%
Certificates of deposits less than $100,000	102,755	899	1.17%	105,627	1,101	1.39%
Certificates of deposits and other time deposits of $100,000 or more	156,833	1,854	1.58%	155,455	2,092	1.80%

Total interest-bearing deposits	555,545	3,733	0.90%	533,462	4,097	1.03%
Short-term borrowings	3,605	14	0.52%	2,773	10	0.48%
Long-term debt	12,217	313	3.43%	34,946	941	3.60%

Total interest-bearing liabilities	571,367	$4,060	0.95%	571,181	$5,048	1.18%
Noninterest-bearing deposits	125,015			119,225
Other liabilities	2,871			3,446
Stockholders’ equity	69,503			69,586

Total liabilities and stockholders’ equity	$768,756			$763,438

Net interest income and margin (tax-equivalent)		$16,928	3.15%		$16,741	3.14%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6—Loan Portfolio Composition

	2014			2013
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$52,868	52,054	54,632	57,780	58,766
Construction and land development	34,189	32,461	31,275	36,479	37,062
Commercial real estate	190,077	187,241	178,721	174,920	170,520
Residential real estate	106,555	102,921	101,433	101,706	102,565
Consumer installment	11,535	11,686	11,766	12,893	12,170

Total loans	395,224	386,363	377,827	383,778	381,083
Less: unearned income	(622)	(537)	(477)	(439)	(378)

Loans, net of unearned income	394,602	385,826	377,350	383,339	380,705
Less: allowance for loan losses	(4,754)	(4,728)	(4,711)	(5,268)	(5,946)

Loans, net	$389,848	381,098	372,639	378,071	374,759

Table 7—Allowance for Loan Losses and Nonperforming Assets

	2014			2013
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$4,728	4,711	5,268	5,946	6,457
Charge-offs:
Commercial and industrial	—	(46)	—	(269)	(177)
Construction and land development	—	—	(236)	—	—
Commercial real estate	—	—	—	—	(144)
Residential real estate	(287)	(41)	(31)	(250)	(103)
Consumer installment	(39)	(8)	(36)	(198)	(137)

Total charge-offs	(326)	(95)	(303)	(717)	(561)
Recoveries	52	112	146	39	50

Net (charge-offs) recoveries	(274)	17	(157)	(678)	(511)
Provision for loan losses	300	—	(400)	—	—

Ending balance	$4,754	4,728	4,711	5,268	5,946

as a % of loans	1.20%	1.23	1.25	1.37	1.56
as a % of nonperforming loans	281%	169	148	124	134
Net charge-offs (recoveries) as % of average loans (a)	0.37%	(0.02)	0.17	0.71	0.53

Nonperforming assets:
Nonaccrual loans	$1,690	2,804	3,188	4,261	4,425
Other real estate owned	1,215	1,584	3,111	3,884	4,585

Total nonperforming assets	$2,905	4,388	6,299	8,145	9,010

as a % of loans and foreclosed properties	0.73%	1.13	1.66	2.10	2.34
as a % of total assets	0.37%	0.57	0.81	1.08	1.21
Nonperforming loans as a % of total loans	0.43%	0.73	0.84	1.11	1.16
Accruing loans 90 days or more past due	$76	71	131	73	99

(a)	Net charge-offs (recoveries) are annualized.

Table 8—Allocation of Allowance for Loan Losses

	2014						2013
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$669	13.4	$639	13.5	$482	14.5	$386	15.1	$546	15.4
Construction and land development	895	8.6	907	8.4	214	8.3	366	9.5	1,189	9.7
Commercial real estate	1,935	48.1	1,913	48.5	2,493	47.3	3,186	45.6	3,104	44.7
Residential real estate	1,083	27.0	1,095	26.6	1,256	26.8	1,114	26.5	982	26.9
Consumer installment	172	2.9	174	3.0	266	3.1	216	3.4	125	3.2

Total allowance for loan losses	$4,754		$4,728		$4,711		$5,268		$5,946

*	Loan balance in each category expressed as a percentage of total loans.

Table 9—CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2014

Maturity of:
3 months or less	$26,037
Over 3 months through 6 months	19,231
Over 6 months through 12 months	33,979
Over 12 months	75,669

Total CDs and other time deposits of $100,000 or more	$154,916

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

Not applicable.

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: October 31, 2014	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: October 31, 2014	By:	/s/ David A. Hedges
David A. Hedges
SVP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)