Form 10-K
period 2014-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2015-03-24
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $55,534,072 as of June 30, 2014.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,643,378 shares of common stock as of March 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 12, 2015, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable and the timing of dispositions of assets by the FDIC where we may have a participation or other interest;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	cyber attacks and data breaches that may compromise our systems or customers’ information;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

ITEM 1.	BUSINESS

Auburn National Bancorporation, Inc. (the “Company”) is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company was incorporated in Delaware in 1990, and in 1994 it succeeded its Alabama predecessor as the bank holding company controlling AuburnBank, an Alabama state member bank with its principal office in Auburn, Alabama (the “Bank”). The Company and its predecessor have controlled the Bank since 1984. As a bank holding company, the Company may diversify into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable laws and regulations. The holding company structure also provides greater financial and operating flexibility than is presently permitted to the Bank.

The Bank has operated continuously since 1907 and currently conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank has been a member of the Federal Reserve System since April 1995. The Bank’s primary regulators are the Federal Reserve and the Alabama Superintendent of Banks (the “Alabama Superintendent”). The Bank has been a member of the Federal Home Loan Bank of Atlanta (the “FHLB”) since 1991.

General

The Company’s business is conducted primarily through the Bank and its subsidiaries. Although it has no immediate plans to conduct any other business, the Company may engage directly or indirectly in a number of activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Company’s principal executive offices are located at 100 N. Gay Street, Auburn, Alabama 36830, and its telephone number at such address is (334) 821-9200. The Company maintains an Internet website at www.auburnbank.com. The Company’s website and the information appearing on the website are not included or incorporated in, and are not part of, this report. The Company files annual, quarterly and current reports, proxy statements, and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information on the operation of the public reference rooms. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy, and other information, where SEC filings are available to the public free of charge.

The Company directly owns all the common equity in Auburn National Bancorporation Capital Trust I, a Delaware statutory trust, which was formed in 2003 for the purpose of issuing $7.0 million of floating rate capital securities, which are included in our Tier 1 capital.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area. The Bank’s primary service area includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 14 locations in its primary service area. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Cirrus® network. The Bank offers online banking and bill payment services through its Internet website, www.auburnbank.com

The Bank also has a commercial loan production office in Phenix City, Alabama.

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

Selected Economic Data

Lee County’s population was estimated to be 150,933 in 2013, and has increased approximately 7.6% from 2010 to 2013. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton. Auto manufacturing is of increasing importance along Interstate Highway 85 to the east and west of Auburn. Kia Motors has a large automobile factory in nearby West Point, Georgia, and Hyundai Motors has a large automobile factory in Montgomery, Alabama.

Loans and Loan Concentrations

The Bank makes loans for commercial, financial and agricultural purposes, as well as for real estate mortgages, real estate acquisition, construction and development and consumer purposes. While there are certain risks unique to each type of lending, management believes that there is more risk associated with commercial, real estate acquisition, construction and development, agricultural and consumer lending than with residential real estate mortgage loans. To help manage these risks, the Bank has established underwriting standards used in evaluating each extension of credit on an individual basis, which are substantially similar for each type of loan. These standards include a review of the economic conditions affecting the borrower, the borrower’s financial strength and capacity to repay the debt, the underlying collateral and the borrower’s past credit performance. We apply these standards at the time a loan is made and monitor them periodically throughout the life of the loan. See “Lending Practices” for a discussion of regulatory guidance on commercial real estate lending.

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

Employees

At December 31, 2014, the Company and its subsidiaries had 156.5 full-time equivalent employees, including 36 officers.

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

Bank holding companies that are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and have and maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the BHC’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

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

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W thereunder. Section 23A defines “covered transactions,” which include extensions of credit, and limits a bank’s covered transactions with any affiliate to 10% of such bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to its affiliates be appropriately secured by permissible collateral, generally United States government or agency securities. Section 23B of the Federal Reserve Act generally requires covered and other transactions among affiliates to be on terms and under circumstances, including credit standards, that are substantially the same as or at least as favorable to the bank or its subsidiary as those prevailing at the time for similar transactions with unaffiliated companies.

Federal Reserve policy, as well as the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, requires a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a bank subsidiary may not otherwise be warranted. In the event an FDIC-insured subsidiary becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of such plan up to 5% of the bank’s assets, and such guarantee is given priority in bankruptcy of the bank holding company. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC’s Deposit Insurance Fund (“DIF”) as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other creditors of the bank. See “Capital.”

H.R. 3329 became Public Law 113-250 on December 18, 2014. This law directed the Federal Reserve to publish, within six months, changes to the Federal Reserve’s Small Bank Holding Company Policy Statement on Assessment of Financial and Managerial Factors (the “Small BHC Policy”) to expand the coverage of the Small BHC Policy to include thrift holding companies and increase the size of “small” for qualifying bank and thrift holding companies from $500 million to up to $1 billion of pro forma consolidated assets. The Federal Reserve proposed implementing changes to its Small BHC Policy on January 29, 2015. The Company believes that it currently would qualify for treatment as a small bank holding company under the revised Small BHC Policy, including the related qualitative standards, except that the Company’s common stock is registered with the Securities Exchange Commission. As a result, unless and until the Company qualifies under the Small BHC Policy, the Company’s capital adequacy will continue to be evaluated on a consolidated basis.

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

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) updated rating system, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations: Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

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

Community Reinvestment Act and Consumer Laws

        The Bank is subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude, branch and other expansion activities and may prevent a company from becoming a financial holding company.

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

The Dodd-Frank Act established the CFPB, which began exercising its regulatory authority upon the recess appointment of its director on January 4, 2012. The CFPB has the authority, previously exercised by the federal bank regulators to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, Truth in Savings, Fair Credit Reporting and Privacy of Consumer Financial Privacy. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority that affects bank regulation in these areas and bank regulators’ consumer examination and enforcement. Banks of all sizes will be subject to changes as the CFPB reviews and revises the regulations it administers. The CFPB has focused on various practices to date, including revising mortgage lending rules, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products, whether or not offered by banks or their affiliates.

Residential Mortgages

The CFPB’s final regulations implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan became effective January 10, 2014. These establish certain minimum requirements for creditors when making ability to pay determinations, and provide certain safe harbors from liability for mortgages that are “qualified mortgages” and are not “higher-priced.” Generally, these CFPB regulations apply to all consumer, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans—whether first or subordinate lien. Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and requirements where the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Qualified mortgages must have: (1) a term not exceeding 30 years; (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment; (3) and be supported with documentation of the borrower and its credit. We anticipate focusing our residential mortgage origination on qualified mortgages and those that meet our investors’ requirements, but we may make loans that do not meet the safe harbor requirements for “qualified mortgages”. Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice.

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

Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice, and may also change due to any restructuring of Fannie Mae and Freddie Mac as part of the resolution of their conservatorships.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2014 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions acceptable to the Company. The Company’s assessment of its financial reporting controls as of December 31, 2014 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2014, the Bank paid cash dividends of approximately $3.4 million to the Company. At December 31, 2014, the Bank could have declared additional dividends of approximately $11.4 million without prior approval of regulatory authorities.

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

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines required at year end 2014 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity and related retained earnings. A limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles are also added as part of Tier 1 Capital (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total Capital”).

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies not subject to the Small BHC Policy, and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 3%, plus an additional cushion of 1.0% to 2.0%, if the institution has less than the highest regulatory rating. The minimum capital ratios sought by the regulators are increasing, and a 5% leverage ratio is the minimum for the largest institutions. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.

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

The Dodd–Frank Act significantly modified the capital rules applicable to the Company and calls for increased capital, generally.

•	The generally applicable prompt corrective action leverage and risk-based capital standards (the “generally applicable standards”), including the types of instruments that may be counted as Tier 1 capital, will be applicable on a consolidated basis to depository institution holding companies (except for such companies subject to the Small BHC Policy), as well as their bank and thrift subsidiaries.

•	The generally applicable standards in effect prior to the Dodd-Frank Act will be “floors” for the standards to be set by the regulators.

•	Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital, but trust preferred securities issued by a bank holding company (other than those with assets of less than $1 billion that meet the Federal Reserve’s “qualitative standards” under the Small BHC Policy) after May 19, 2010, will no longer count as Tier 1 capital.

•	The Dodd-Frank Act also requires studies of the use of hybrid instruments as capital, and of “smaller” (consolidated assets of $5 billion or less) financial companies’ access to the capital markets.

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2014 is included in Note 19 of the consolidated financial statements that accompany this report.

Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution thereafter would be “undercapitalized”. Institutions that are “undercapitalized” are subject to growth limitations and are required to submit a capital restoration plan for approval. A depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim against the holding company’s capital restoration obligation would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had or will have any material impact on the Company and the Bank or their respective operations.

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

Additional “threshold deductions” of the following that are individually greater than 10% of CET1 or collectively greater than 15% of CET1 (after above deductions are also made):

•	MSAs, net of associated DTLs;

•	DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, net of any valuation allowances and DTLs; and

•	Significant common stock investments in unconsolidated financial institutions, net of associated DTLs.

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

When fully-phased in by 2019, permissible dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

Buffer %	Buffer % Limit

More than 2.50%	None

> 1.875% - 2.50%	60.0%

> 1.250% - 1.875%	40.0

> 0.625% - 1.250%	20.0

≤ 0.625	- 0 -

The various capital elements and total capital under the Basel III Rules, when fully phased by January 1, 2019 will be:

	Existing	January 1, 2015	Fully Phased In January 1, 2019

Minimum CET1	—	4.50%	4.5%

CET1 Conservation Buffer	—	—	2.5%

Total CET1	—	4.50%	7.0%

Deductions and threshold deductions	—	40%	100%

Minimum Tier 1 Capital	4.0%	6.0%	6.0%

Minimum Tier 1 Capital plus conservation buffer	—	6.0%	8.5%

Minimum Total Capital	8.0%	8.0%	8.0%

Minimum Total Capital plus conservation buffer	—	8.0%	10.5%

Changes in Risk-Weightings

Basel III significantly changes the risk weightings used to determine risk weighted capital adequacy. Among various other changes, Basel III applies a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through net operating loss carrybacks and significant (greater than 10%) investments in other financial institutions. The proposal also would also change the risk-weighting for residential mortgages, including mortgages sold. A new 150% risk-weighted category would apply to “high volatility commercial real estate loans,” which are credit facilities for the acquisition, construction or development of real property other than one-to-four family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The Basel III Rules also change some of the risk weightings used to determine risk-weighted capital adequacy. Among other things, the Basel III Rules:

•	Assign a 250% risk weight to MSAs;

•	Assign up to a 1,250% risk weight to structured securities, including private label mortgage securities, trust preferred CDOs and asset backed securities;

•	Retain existing risk weights for residential mortgages, but assign a 100% risk weight to most commercial real estate loans and a 150% risk-weight for “high volatility” commercial real estate loans;

•	Assign a 150% risk weight to past due exposures (other than sovereign exposures and residential mortgages);

•	Assign a 250% risk weight to DTAs, to the extent not deducted from capital (subject to certain maximums);

•	Retain the existing 100% risk weight for corporate and retail loans; and

•	Increase the risk weight for exposures to qualifying securities firms from 20% to 100%.

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

	Minimums
	Current	Basel III

Well capitalized

CET1	—	6.5%

Tier 1 risk-based capital	6.0%	8.0%

Total risk-based capital	10.0%	10.0%

Tier 1 leverage ratio	5.0%	5.0%

Undercapitalized

CET1	—	< 4.5%

Tier 1 risk-based capital	< 4.0%	≤ 6.0%

Total risk-based capital	< 8.0%	< 8.0%

Tier 1 leverage ratio	< 5.0%	< 4.0%

Critically undercapitalized	Tangible equity to total assets ≤ 2.0%	Tier 1 capital plus non-Tier 1 perpetual preferred stock to total assets ≤ 2.0%

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

In 2011, the Federal Reserve repealed Regulation Q to permit banks to pay interest on demand deposits. The Federal Reserve has also engaged in several rounds of quantitative easing (“QE”) to reduce interest rates by buying bonds, and “Operation Twist” to reduce long term interest rates by buying long term bonds, while selling intermediate term securities. In October 2014, the Federal Reserve ended its bond purchases under QE after it began to taper the level of bonds purchased in December 2013.

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

An institution’s overall rate may be higher by as much as 10 basis points or lower by as much as 2-5 basis points depending on adjustments to the base rate for unsecured debt and/or brokered deposits. Furthermore, under the new system, different rate schedules will take effect when the DIF reserve ratio reaches certain levels. For example, for banks in risk category II, the initial base assessment rate will be 14 basis points when the DIF reserve ratio is below 1.15 percent, 12 basis points when the DIF reserve ratio is between 1.15 percent and 2 percent, 10 basis points when the DIF reserve ratio is between 2 percent and 2.5 percent and 9 basis points when the DIF reserve ratio is 2.5 percent or higher.

Since inception of the new schedule, the Bank’s overall rate for assessment calculations has been 9 basis points or less, which is within the range of assessment rates for Risk Category I. In 2014, 2013 and 2012, the Company recorded $0.4 million, $0.5 million and $0.6 million, respectively, in expense for FDIC insurance premiums.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on FICO bonds. FICO assessments are set by the FDIC quarterly and were 0.66 basis points in all four quarters in 2012, 0.64 basis points in all four quarters of 2013, and 0.62 basis points in all four quarters of 2014. The FICO assessment rate for the first quarter of 2015 is 0.60 basis points. FICO assessments of approximately $45,000, $44,000, and $43,000 were paid to the FDIC in 2012, 2013, and 2014, respectively. The outstanding FICO bonds mature during 2017 through 2019.

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

The Guidance did not apply to the Bank’s CRE lending activities at year-end 2014. At December 31, 2014, the Bank had outstanding $37.3 million in construction and land development loans and $175.8 million in total CRE loans (excluding owner occupied), which represent approximately 44.4% and 209.4%, respectively, of the Bank’s total risk-based capital at December 31, 2014. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to managing its concentrations as required under the Guidance. The federal bank regulators continue to look at the risks of various assets and asset categories and risk management.

The Bank did not have any loans at year-end 2014 that were leveraged loans subject to the Interagency Guidance on Leveraged Lending (February 19, 2013).

Other Dodd-Frank Act Provisions

The Dodd-Frank Act was signed into law on July 21, 2011. In addition to the capital, liquidity and FDIC deposit insurance changes discussed above, some of the provisions of the Dodd-Frank Act we believe may affect us are set forth below.

Financial Stability Oversight Council

The Dodd-Frank Act creates the Financial Stability Oversight Council or “FSOC”, which is chaired by the Secretary of the Treasury and composed of representatives from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability.

Executive Compensation

The Dodd-Frank Act provides for a say on pay for shareholders of all public companies. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives, on a non-binding advisory basis, at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual shareholders meetings, information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions. The Dodd-Frank Act also provides that a company’s compensation committee may only select a compensation consultant, legal counsel or other advisor after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

Section 954 of the Dodd-Frank Act added section 10D to the Exchange Act. Section 10D directs the SEC to adopt rules prohibiting a national securities exchange or association from listing a company unless it develops, implements, and discloses a policy regarding the recovery or “clawback” of executive compensation in certain circumstances. The policy must require that, in the event an accounting restatement due to material noncompliance with a financial reporting requirement under the federal securities laws, the company will recover from any current or former executive officer any incentive-based compensation (including stock options) received during the three year period preceding the date of the restatement, which is in excess of what would have been paid based on the restated financial statements. There is no requirement of wrongdoing by the executive, and the claw-back is mandatory and applies to all executive officers. Section 954 augments section 304 of the Sarbanes-Oxley Act of 2002 (“SOX”), which requires the CEO and CFO to return any bonus or other incentive or equity-based compensation received during the 12 months following the date of similarly inaccurate financial statements, as well as any profit received from the sale of employer securities during the period, if the restatement was due to misconduct. Unlike section 304, under which only the SEC may seek recoupment, the Dodd-Frank Act requires the company to seek the return of compensation. The SEC has yet to issue proposed rules under Section 954.

The Dodd-Frank Act requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member.

Section 956 of the Dodd-Frank Act prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. On June 21, 2010, the federal bank regulators adopted Guidance on Sound Incentive Compensation Policies, which, although targeted to larger, more complex organizations than the Company, includes principles that have been applied to smaller organizations similar to the Company. This Guidance applies to incentive compensation to executives as well as employees, who, “individually or a part of a group, have the ability to expose the relevant banking organization to material amounts of risk.” Incentive compensation should:

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

Other

The Dodd-Frank Act requires an estimated 240-300 rulemakings and an estimated 130 studies. Many of the rules have not yet been proposed or adopted, and many are complex and require consultation among a variety of agencies, and their effects upon us, whether directly, or indirectly on the regulation and cost imposed on the markets and on others with whom we do business cannot be predicted.

Corporate Governance

The Dodd-Frank Act clarifies that the SEC may, but is not required to promulgate rules that would require that a company’s proxy materials include a nominee for the board of directors submitted by a shareholder.

The Dodd-Frank Act requires stock exchanges to have rules prohibiting their members from voting securities that they do not beneficially own (unless they have received voting instructions from the beneficial owner) with respect to the election of a member of the board of directors, executive compensation or any other significant matter, as determined by the SEC by rule.

Credit Ratings

The Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The federal bank regulators and the SEC have adopted rules to implement the Act’s requirement to delete references to rating agency ratings for various purposes, including “investment securities,” which are permissible bank investments.

Debit Card Interchange Fees

The “Durbin Amendment” to the Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The Federal Reserve has established standards for assessing whether interchange fees are reasonable and proportional, which a Federal District Court ruled were improperly adopted. This decision in NACS v. Board of Governors of the Federal Reserve System, was reversed by the District of Columbia Circuit Court of Appeals in 2014 and the Supreme Court declined to hear an appeal on January 20, 2015.

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

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama have not been as adversely affected during 2007-2010 as various other areas of the country. Although declines in the housing market appear to be stabilizing to improving, declines in home prices and high levels of foreclosures, unemployment and under-employment since 2007, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by various financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit have led to increased levels of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity, although signs of stabilization and some recovery are beginning to evolve. Failures increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions.

We believe the following, among other things, may affect us in 2015:

•	We expect to face further increased regulation of our industry as a result of continued Dodd-Frank Act rulemaking and other initiatives by the U.S. government and its regulatory agencies, including the CFPB. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities and serve customers’ needs.

•	Although employment is increasing, the economy is growing relatively slowly, and the Federal Reserve has indicated concerns over raising interest rates to more normal levels since wage and price levels are rising slowly.

•	Market developments, including employment and price levels, may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

•	Our ability to assess the creditworthiness of our customers and those we do business with, and to estimate the values of our assets and collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might affect the ability of our borrowers to repay their loans or the value of assets.

•	Our ability to borrow from and engage in other business with other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including, among other things, investor expectations and changes in regulations.

•	Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of market conditions over the last 5-7 years could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

•	The Volcker Rule, including final regulations adopted on December 10, 2013, may affect us adversely by reducing securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules may decrease the range of permissible investments, such as collateral loan obligations (“CLOs”), which we could use to diversify our assets and for asset/liability management.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2014, the amortized cost of the Bank’s investments in FHLB and our correspondent bank’s common stock was approximately $1.3 million. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2014, our nonaccrual loans totaled $1.1 million, or 0.28% of total loans. In addition, we had approximately $0.5 million of other real estate owned at December 31, 2014. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially or weaknesses in the real estate markets worsen, borrower payment behaviors change, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, may continue to adversely affect us.

The effects of the CFPB changes to mortgage rules effective at the beginning of 2014, the effects of CFPB mortgage servicing rules that became effective in January 2014, enforcement actions, reviews and settlements, changes in the securitization rules under the Dodd-Frank Act, and the Basel III Rules, combined with the continuing conservatorships of Fannie Mae and Freddie Mac, the levels of risky assets at the FHA and its relatively low reserves for losses, current levels of home sales, and the risks of interest rates increasing from historically low levels, could have serious adverse effects on the mortgage markets and our mortgage operations. Such effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac, and FHA loans. Declines in real estate values, low home sales volumes, financial stress on borrowers as a result of job losses or reduced incomes, interest rate increases, generally, including resets on adjustable rate mortgage loans, maturities of second lien mortgages or other factors have adversely affected borrowers during recent years. Higher interest rate and changes in mortgage loan rules, could result in fewer mortgage originations, higher delinquencies and greater charge-offs in future periods, as well as increased regulation capital requirement which would adversely affect our financial condition, including capital and liquidity, and our results of operations. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earnings, capital and liquidity could be adversely affected. Fannie Mae and Freddie Mac, the largest purchasers of residential mortgage loans, remain in federal conservatorship and the timing and effects of their resolution cannot be predicted.

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

As a routine part of its business, the Company originates mortgage loans that it subsequently sells in the secondary market, including to governmental agencies and government sponsored entities, such as Fannie Mae. In connection with the sale of these loans, the Company makes customary representations and warranties, the breach of which may result in the Company being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. Although mortgage loan repurchase requests made to us have been limited, if these increased, we may have to establish reserves for possible repurchases and adversely affect our results of operation and financial condition.

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

Fannie Mae and Freddie Mac restructuring may adversely affect the mortgage markets and our sales of mortgages we originated

Fannie Mae and Freddie Mac remain in conservatorship. In March 2014, bi-partisan legislation was introduced in the U.S. Senate to restructure Fannie Mae and Freddie Mac to take them out of conservatorship and substantially change the way they conduct business in the future. Since these two entities dominate the residential mortgage markets, any changes could adversely affect our residential mortgage origination and servicing businesses and our results of operation and the returns on capital deployed in these businesses.

Our concentration of commercial real estate loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 56.5% of our portfolio in CRE loans, as defined by the Federal Reserve, at year-end 2014 compared to 54.7% at year-end 2013. The banking regulators continue to give CRE lending scrutiny, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Lower demand for CRE, and reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009. As of December 31, 2014, we had net deferred tax assets of $0.5 million. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities. The Basel III Rules reduce the regulatory capital benefits of deferred tax assets, also.

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

The Federal Reserve continues to take actions to keep interest rates low over recent years, and the federal government continues large deficit spending. Our costs of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Increases in interest rates could also change consumers to shift their funds to more interest bearing instruments and to increase the competition for funds. While the Federal Reserve has indicated it will seek to maintain low interest rates, interest rates could increase more than anticipated. See “Fiscal and Monetary Policy”.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. While stabilizing to increasing, the levels of sales, as well as the values of real estate in our markets may remain below the levels of several years ago. Declining interest rates reflect efforts by the Federal Reserve to stimulate the economy, but such efforts may not be effective, and otherwise adversely affect our net interest margin and thus may negatively affect our results of operations and financial condition, liquidity and earnings. The end of new securities purchases under QE and/or increases generally in interest rates by the Federal Reserve, could increase mortgage rates and decrease origination volumes.

Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans and the value of collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our net interest margin.

The Company is an entity separate and distinct from the Bank.

The Company is an entity separate and distinct from the Bank. Company transactions with the Bank are limited by Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. We depend upon the Bank’s earnings and dividends, which are limited by law and regulatory policies and actions, for cash to pay the Company’s debt and corporate obligations, and to pay dividends to our shareholders. If the Bank’s ability to pay dividends to the Company was terminated or limited, the Company’s liquidity and financial condition could be materially and adversely affected.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales, and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a source of liquidity. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to issue and sell debt securities or otherwise borrow money, and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow or obtain funding, if needed, could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the Alabama Superintendent, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, and a large number of required Dodd-Frank Act rules have yet to be finalized, and the effects of all these cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition. Our consumer finance products, including residential mortgage loans, are subject to CFPB regulations and evolving standards reflecting CFPB releases, rule-making and enforcement actions.

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

The Dodd-Frank Act currently restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies.

Under the Dodd-Frank Act, while banks and thrift holding companies with assets of less than $15 billion as of December 31, 2009 will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital, only bank holding companies with assets of less than $500 million will be permitted to continue to issue trust preferred securities and have them count as Tier 1 capital. Accordingly, should we determine it is advisable, or should our regulators require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital, unless we qualified under the new Small BHC Policy, we would not be able to issue additional trust preferred securities or Company senior or secured debt, the proceeds of which could be downstreamed as capital to the Bank. Otherwise, we would have to issue noncumulative preferred stock or common equity. To the extent we issue new equity, it could result in dilution to our shareholders. To the extent we issue preferred stock, dividends on the preferred stock, unlike distributions paid on trust preferred securities, would not be tax deductible, and the preferred stock would have a preference in liquidation and in dividends to our common stock.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or on favorable terms.

We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future under currently effective rules. We may, however, need to raise additional capital to support our growth or currently unanticipated losses, or to meet the needs of our communities, resulting from failures or cutbacks by our competitors, and the Basel III Rules. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are limited by events outside our control, and on our financial performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations, while avoiding cyber attacks and disruptions, and data breaches. We may need to make significant additional capital investments in technology, including cyber and data security, and we may not be able to effectively implement new technology-driven products and services, or such technology may prove less effective than sought. Many competitors have substantially greater resources to invest in technological improvements.

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

The Bank conducts its business from its main office and nine full-service branches. The Bank also operates a commercial loan production office in Phenix City, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office offers the full line of the Bank’s services and has one ATM. The Bank completed construction on a new drive-through facility located on the main office campus in October 2012. This drive-through facility has five drive-through lanes, including an ATM, and a walk-up teller window.

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

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2014, the Bank renewed its lease for another year.

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

In December 2014, the Bank purchased a lot for future expansion or relocation of branch banking services at the intersection of S. Donahue Avenue and E. University Drive in Auburn, Alabama.

In February 2015, the Bank relocated its Auburn Kroger Branch to a new location within the Corner Village Shopping Center, in Auburn, Alabama. In February 2015, the Bank entered into a new lease agreement for five years with options for two 5-year extensions. The Bank leases approximately 1,500 square feet of space for the Corner Village branch. Prior to relocation, the Bank’s Auburn Kroger branch was located in the Kroger supermarket in the same shopping center. The Auburn Kroger branch was originally opened in August 1988. The Corner Village branch offers the full line of the Bank’s deposit and other services including an ATM, except safe deposit boxes.

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

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 13, 2015, there were approximately 3,643,378 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 434 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2014
First Quarter	$25.80	$23.20	$0.215
Second Quarter	25.00	22.90	0.215
Third Quarter	24.92	23.17	0.215
Fourth Quarter	24.64	22.10	0.215

2013
First Quarter	$22.60	$20.80	$0.21
Second Quarter	22.33	21.54	0.21
Third Quarter	24.71	22.00	0.21
Fourth Quarter	25.75	23.93	0.21

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

Federal Reserve policy could restrict future dividends on our Common Stock, depending on our earnings and capital position and likely needs. See “Supervision and Regulation – Payment of Dividends” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Adequacy”.

The amount of dividends payable by the Bank is limited by law and regulation. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company.

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2009 to December 31, 2014, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2009). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Auburn National Bancorporation, Inc.	100.00	106.05	101.95	118.99	147.96	144.90
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Southeast Bank	100.00	97.10	56.81	94.37	127.88	144.03

ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

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

The following is a discussion of our financial condition at December 31, 2014 and 2013 and our results of operations for the years ended December 31, 2014, 2013, and 2012. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

OVERVIEW

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro, Notasulga and Valley, Alabama. In-store branches are located in the Kroger in Opelika and Wal-Mart SuperCenter stores in both Auburn and Opelika. The Bank also operates a commercial loan production office in Phenix City, Alabama.

Summary of Results of Operations

	Year ended December 31
(Dollars in thousands, except per share data)	2014	2013	2012

Net interest income (a)	$22,741	$22,362	$22,539
Less: tax-equivalent adjustment	1,288	1,440	1,642

Net interest income (GAAP)	21,453	20,922	20,897
Noninterest income	3,933	7,298	10,483

Total revenue	25,386	28,220	31,380
Provision for loan losses	50	400	3,815
Noninterest expense	15,104	18,412	19,383
Income tax expense	2,784	2,290	1,419

Net earnings	$7,448	$7,118	$6,763

Basic and diluted earnings per share	$2.04	$1.95	$1.86

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $7.4 million, or $2.04 per share, for the full year 2014, compared to $7.1 million, or $1.95 per share, for the full year 2013.

Net interest income (tax-equivalent) was $22.7 million in 2014, compared to $22.4 million in 2013. The increase was primarily due to a reduction in interest expense as the Company repaid higher-cost wholesale funding sources and lowered its deposit costs. The decrease in interest expense was partially offset by a decrease in interest income as yields on interest-earning assets also declined.

The provision for loan losses was $0.1 million in 2014, compared to $0.4 million in 2013. The decrease in the provision for loan losses was primarily due to a decline in net charge-offs and improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans. Net charge-offs were $0.5 million, or 0.12% of average loans, in 2014, compared to $1.9 million, or 0.48% of average loans, in 2013.

Noninterest income was $3.9 million in 2014, compared to $7.3 million in 2013. The decrease in noninterest income was due to several factors, including a decrease in mortgage lending income of $1.3 million as refinance activity declined, a decrease in net securities gains (losses) of $1.2 million, and a decrease of $1.0 million due to a gain on sale of premises and equipment realized in 2013 when the Company sold certain real property in downtown Auburn.

Noninterest expense was $15.1 million in 2014, compared to $18.4 million in 2013. The decrease was primarily due to a decrease in prepayment penalties on long-term debt. The Company incurred no prepayment penalties on long-term debt in 2014, compared to $3.0 million in 2013 when the Company repaid $35.0 million long-term debt with a weighted average interest rate of 3.46%.

Income tax expense was $2.8 million in 2014, compared to $2.3 million in 2013. The Company’s effective income tax rate was 27.21% in 2014, compared to 24.34% in 2013. The Company’s effective income tax rate increased primarily due to a decrease in tax-exempt interest income on municipal securities. In addition, the impact of tax preference items, such as tax-exempt interest income, on the Company’s effective tax rate is reduced as earnings before income taxes increases.

In 2014, the Company paid cash dividends of $3.1 million, or $0.86 per share. The Company remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 18.54%, a tier one risk-based capital ratio of 17.45%, and a tier one leverage capital ratio of 10.32% at December 31, 2014.

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing internal, independent loan review process. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that it will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial, construction and land development, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2014 and 2013, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2014 and 2013, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. Beginning with the quarter ended June 30, 2013, the Company calculated average losses for all loan segments using a rolling 8 quarter historical period (except for the commercial real estate loan segment, which used a 6 quarter historical period) and continued this methodology through March 31, 2014. Beginning with the quarter ended June 30, 2014, the Company calculated average losses for all loan segments using a rolling 20 quarter historical period and continued this methodology through December 31, 2014. Other than the changes discussed above, the Company has not made any material changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2014		2013		2012
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$388,373	5.03%	$390,288	5.28%	$395,938	5.54%
Securities - taxable	207,655	2.23%	195,850	2.00%	199,794	1.94%
Securities - tax-exempt (a)	62,870	6.03%	67,797	6.25%	77,447	6.24%

Total securities	270,525	3.11%	263,647	3.09%	277,241	3.14%
Federal funds sold	56,110	0.19%	48,671	0.22%	27,466	0.20%
Interest bearing bank deposits	6,559	0.43%	5,634	0.75%	793	—

Total interest-earning assets	721,567	3.89%	708,240	4.08%	701,438	4.38%

Deposits:
NOW	105,533	0.31%	101,034	0.32%	99,664	0.35%
Savings and money market	191,882	0.51%	171,413	0.52%	153,668	0.56%
Certificates of deposits less than $100,000	101,561	1.15%	105,631	1.36%	108,726	1.63%
Certificates of deposits and other time deposits of $100,000 or more	156,029	1.57%	155,781	1.77%	161,128	2.08%

Total interest-bearing deposits	555,005	0.89%	533,859	1.01%	523,186	1.21%
Short-term borrowings	3,814	0.50%	2,817	0.50%	2,970	0.54%
Long-term debt	12,217	3.42%	31,518	3.59%	49,115	3.73%

Total interest-bearing liabilities	571,036	0.94%	568,194	1.15%	575,271	1.42%

Net interest income and margin (a)	$22,741	3.15%	$22,362	3.16%	$22,539	3.21%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

2014 vs. 2013 comparison

Net interest income (tax-equivalent) was $22.7 million in 2014, compared to $22.4 million in 2013. The increase was primarily due to a reduction in interest expense as the Company repaid higher-cost wholesale funding sources and lowered its deposit costs. The decrease in interest expense was partially offset by a decrease in interest income as yields on interest-earning assets also declined. Although management continues to seek to increase earnings and net interest margin by growing the Company’s loan portfolio (in total and as a percentage of earning assets), focusing on deposit pricing, and repaying higher-cost wholesale funding sources, these efforts to improve net interest margin were offset by management’s decision to carry higher levels of short-term interest earning assets (e.g. federal funds sold) during 2014.

The tax-equivalent yield on total interest-earning assets decreased by 19 basis points in 2014 from 2013 to 3.89%. The decrease was primarily due to increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase loans, generally, and to increase the yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 21 basis points in 2014 from 2013 to 0.94%. The net decrease was largely the result of the continued shift in our funding mix, as we increased our lower-cost noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other higher-cost time deposits and long-term debt.

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

2013 vs. 2012 comparison

Net interest income (tax-equivalent) was $22.4 million in 2013, compared to $22.5 million in 2012. The decrease was primarily due to management’s decision to reduce the Company’s securities portfolio as a percentage of total interest earning assets and carry higher levels of short-term interest earning assets (e.g. federal funds sold) during 2013. As a result, the Company’s net interest margin (tax-equivalent) declined to 3.16% in 2013, compared to 3.21% in 2012.

The tax-equivalent yield on total interest-earning assets decreased by 30 basis points in 2013 from 2012 to 4.08%. The decrease was primarily due to the shift in our asset mix described above and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase loans, generally, and to increase the yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 27 basis points in 2013 from 2012 to 1.15%. The net decrease was largely the result of the continued shift in our funding mix, as we increased our lower-cost noninterest-bearing demand deposits, interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposit and other higher-cost time deposits and long-term debt.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $0.1 million, $0.4 million, and $3.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

These decreases were primarily due to a decline in net charge-offs and improvement in the overall credit quality of the loan portfolio, including lower levels of adversely classified and nonperforming loans. Net charge-offs were $0.5 million, or 0.12% of average loans, $1.9 million, or 0.48% of average loans, and $4.0 million, or 1.03% of average loans, for the years ended December 31, 2014, 2013, and 2012, respectively. In 2012, net charge-offs were impacted by a few individually significant charge-offs, including $3.1 million related to three borrowing relationships.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans decreased to 1.20% at December 31, 2014 from 1.37% at December 31, 2013. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2014. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Service charges on deposit accounts	$872	$930	$1,111
Mortgage lending	1,636	2,895	3,445
Bank-owned life insurance	501	427	445
Gain on sale of affordable housing investments	—	—	3,268
Gain on sale of premises and equipment	—	1,018	—
Securities (losses) gains, net	(530)	651	679
Other	1,454	1,377	1,535

Total noninterest income	$3,933	$7,298	$10,483

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

The following table presents a breakdown of the Company’s mortgage lending income for 2014, 2013, and 2012.

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Origination income	$1,163	$2,030	$3,430
Servicing fees, net	526	479	284
(Increase) decrease in MSR valuation allowance	(53)	386	(269)

Total mortgage lending income	$1,636	$2,895	$3,445

2014 vs. 2013 comparison

The decrease in service charges on deposit accounts was primarily due to a decline in insufficient funds charges, reflecting changes in customer behavior and spending patterns.

The decrease in mortgage lending income was primarily due to a decline in origination income as refinance activity slowed. In addition, mortgage lending income in 2013 was elevated due to decreases in the MSR valuation allowance.

The increase in income from bank-owned life insurance was primarily due to improved policy returns. During the fourth quarter of 2013, the Bank exchanged certain bank-owned life insurance policies with a cash surrender value of approximately $5.9 million. These policies were exchanged for policies from two new carriers with better credit ratings and policy returns. The assets that support these policies are administered by the life insurance carriers and the income we receive from changes to the cash surrender value of the policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

In 2013, the Company recognized a $1.0 million gain on sale of premises and equipment when the Company sold certain real property in downtown Auburn that was no longer used for Company operations and was fully leased to third party tenants.

Net securities gains (losses) consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net securities losses were $0.5 million in 2014, compared to net securities gains of $0.7 million in 2013. Gross realized gains of $0.5 million in 2014 were reduced by gross realized losses of $0.7 million and $0.3 million in other-than-temporary impairment charges. The Company recorded an other-than-temporary impairment charge of $0.3 million in the first quarter of 2014 related to securities management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold available-for-sale agency residential mortgage-backed securities (“RMBS”) with a fair value of $18.9 million and realized the expected loss of $0.3 million. The Company incurred no additional other-than-temporary impairment charges in 2014. Gross realized gains of $0.8 million in 2013 were reduced by gross realized losses of $0.1 million. In December 2013, the Company sold all remaining trust preferred securities held by the Company for a net loss of $0.1 million.

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

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Salaries and benefits	$8,943	$8,788	$8,691
Net occupancy and equipment	1,431	1,335	1,332
Professional fees	920	774	704
FDIC and other regulatory assessments	465	512	686
Other real estate owned, net	(450)	570	323
Prepayment penalties on long-term debt	—	3,028	3,720
Other	3,795	3,405	3,927

Total noninterest expense	$15,104	$18,412	$19,383

2014 vs. 2013 comparison

The increase in salaries and benefits expense reflected routine annual increases.

The increase in net occupancy and equipment expense was primarily due to a decrease in rental income. During the fourth quarter of 2013, the Company sold an office building in downtown Auburn that was leased to third party tenants.

The increase in professional fees expense was primarily due to routine annual increases and an increase in consulting and advisory services related to various compliance and strategic initiatives.

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s quarterly assessment rate as several variables utilized by the FDIC in calculating our deposit insurance assessments improved.

The decrease in OREO expense, net was primarily due to an increase in net gains realized on the sale of OREO of $0.6 million and a decrease in OREO write-downs of $0.3 million. The remaining improvement was due to a decrease in expenses related to maintenance costs and property taxes for these assets.

The Company incurred no prepayment penalties on long-term debt in 2014, compared to $3.0 million in 2013 when the Company repaid $35.0 million long-term debt with a weighted average interest rate of 3.46%.

2013 vs. 2012 comparison

Salaries and benefits expense increased primarily due to routine increases in salaries and wages. This increase was largely offset by a decrease in group health insurance costs. Beginning in 2013, the Company returned to a fully insured group health plan and was able to lower its benefits costs compared to 2012. Previously, the Company’s group health plan was self-insured.

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

Income Tax Expense

2014 vs. 2013 comparison

Income tax expense was $2.8 million in 2014, compared to $2.3 million in 2013. The Company’s effective income tax rate was 27.21% in 2014, compared to 24.34% in 2013. The Company’s effective income tax rate increased primarily due to a decrease in tax-exempt interest income on municipal securities. In addition, the impact of tax preference items, such as tax-exempt interest income, on the Company’s effective tax rate is reduced as earnings before income taxes increases.

2013 vs. 2012 comparison

Income tax expense for 2013 was $2.3 million, compared to $1.4 million in 2012. The Company’s effective income tax rate was 24.34% in 2013, compared to 17.34% in 2012. The Company’s effective tax rate increased primarily because of a decrease in tax-exempt interest income on municipal securities in 2013 and the Company’s annualized effective tax rate for 2012 was reduced by the reversal of a $0.5 million deferred tax valuation allowance related to capital loss carry-forwards that were fully realized.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $267.6 million at December 31, 2014, a decrease of $3.6 million, or 1.3%, compared to $271.2 million as of December 31, 2013. This decline was primarily due to a decrease of $14.7 million in the amortized cost basis of securities available-for-sale as proceeds from sales, calls, and maturities were not reinvested. This decrease was partially offset by changes in unrealized gains (losses) on securities available-for-sale of $11.1 million, reflecting price gains as long-term interest rates fell during 2014. The average tax-equivalent yields earned on total securities were 3.11% in 2014 and 3.09% in 2013.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2014 according to contractual maturity. Actual maturities may differ from contractual maturities of residential mortgage-backed securities (“RMBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

	December 31, 2014
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Total Fair Value

Agency obligations	$—	30,947	14,869	14,433	60,249
Agency RMBS	—	—	14,523	120,520	135,043
State and political subdivisions	—	502	15,520	56,289	72,311

Total available-for-sale	$—	31,449	44,912	191,242	267,603

Weighted average yield:
Agency obligations	—	1.53%	2.47%	2.79%	2.08%
Agency RMBS	—	—	2.14%	2.34%	2.32%
State and political subdivisions	—	4.30%	3.99%	3.77%	3.82%

Total available-for-sale	—	1.57%	2.89%	2.79%	2.67%

Loans

	December 31
(In thousands)	2014	2013	2012	2011	2010

Commercial and industrial	$54,329	57,780	59,334	54,988	53,288
Construction and land development	37,298	36,479	37,631	39,814	47,850
Commercial real estate	192,006	174,920	183,611	162,435	166,241
Residential real estate	107,641	101,706	105,631	101,725	96,241
Consumer installment	12,335	12,893	12,219	11,454	10,676

Total loans	403,609	383,778	398,426	370,416	374,296
Less: unearned income	(655)	(439)	(233)	(153)	(81)

Loans, net of unearned income	$402,954	383,339	398,193	370,263	374,215

Total loans, net of unearned income, were $403.0 million at December 31, 2014, an increase of $19.6 million, or 5%, from $383.3 million at December 31, 2013. The increase was primarily attributable to growth in commercial real estate loans of $17.1 million. Four loan categories represented the majority of the loan portfolio at December 31, 2014: commercial real estate mortgage loans (48%), residential real estate mortgage loans (27%), commercial and industrial loans (13%) and construction and land development loans (9%).

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $16.5 million, or 4%, and $15.8 million, or 4% of total loans, net of unearned income at December 31, 2014 and 2013, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $1.9 million and $1.2 million required interest-only payments at December 31, 2014 and 2013, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.5 million and $1.4 million as of December 31, 2014 and 2013, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described in “Critical Accounting Policies.”

The average yield earned on loans and loans held for sale was 5.03% in 2014 and 5.28% in 2013.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial positions. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $16.8 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $15.1 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2014, the Bank had no loan relationships exceeding this limit.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at December 31, 2014 (and related balances at December 31, 2013).

	December 31
(In thousands)	2014	2013

Lessors of 1-4 family residential properties	$41,152	$43,835
Multi-family residential properties	35,961	27,673
Shopping centers	30,016	29,953

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2014 and 2013, respectively, the allowance for loan losses was $4.8 million and $5.3 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2014 is presented below.

	Year ended December 31
(Dollars in thousands)	2014	2013	2012	2011	2010

Allowance for loan losses:
Balance at beginning of period	$5,268	6,723	6,919	7,676	6,495
Charge-offs:
Commercial and industrial	(46)	(514)	(289)	(679)	(537)
Construction and land development	(235)	(39)	(231)	(1,758)	(1,487)
Commercial real estate	—	(262)	(3,184)	(422)	—
Residential real estate	(438)	(808)	(545)	(533)	(552)
Consumer installment	(89)	(397)	(85)	(21)	(111)

Total charge-offs	(808)	(2,020)	(4,334)	(3,413)	(2,687)
Recoveries:
Commercial and industrial	71	48	54	34	63
Construction and land development	8	6	46	2	54
Commercial real estate	119	4	71	—	—
Residential real estate	112	88	134	155	151
Consumer installment	16	19	18	15	20

Total recoveries	326	165	323	206	288
Net charge-offs	(482)	(1,855)	(4,011)	(3,207)	(2,399)
Provision for loan losses	50	400	3,815	2,450	3,580

Ending balance	$4,836	5,268	6,723	6,919	7,676

as a % of loans	1.20%	1.37	1.69	1.87	2.05
as a % of nonperforming loans	433%	124	64	67	65
Net charge-offs as a % of average loans	0.12%	0.48	1.03	0.86	0.64

As noted under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.20% at December 31, 2014, compared to 1.37% at December 31, 2013. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs were $0.5 million, or 0.12% of average loans, in 2014, compared to net charge-offs of $1.9 million, or 0.48%, in 2013. With the exception of the construction and land development portfolio segment, all loan segments experienced a decline in net charge-offs in 2014.

At December 31, 2014 and 2013, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 433% and 124%, respectively. The increase was primarily due to a decrease in nonperforming loans of 74% in 2014.

At December 31, 2014 and 2013, the Company’s recorded investment in loans considered impaired was $3.3 million and $5.6 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $0.2 million and $0.3 million at each respective date.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2014 the Company had $1.7 million in nonperforming assets compared to $8.1 million at December 31, 2013. Nonperforming assets decreased during 2014 due to continued efforts by management to reduce and resolve problem assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31
(Dollars in thousands)	2014	2013	2012	2011	2010

Nonperforming assets:
Nonperforming (nonaccrual) loans	$1,117	4,261	10,535	10,354	11,833
Other real estate owned	534	3,884	4,919	7,898	8,125

Total nonperforming assets	$1,651	8,145	15,454	18,252	19,958

as a % of loans and other real estate owned	0.41%	2.10	3.83	4.83	5.22
as a % of total assets	0.21%	1.08	2.03	2.35	2.61
Nonperforming loans as a % of total loans	0.28%	1.11	2.65	2.80	3.16
Accruing loans 90 days or more past due	$—	73	58	—	—

The table below provides information concerning the composition of nonaccrual loans at December 31, 2014 and 2013, respectively.

	December 31
(In thousands)	2014	2013

Nonaccrual loans:
Commercial and industrial	$55	55
Construction and land development	605	1,582
Commercial real estate	263	1,456
Residential real estate	194	1,168

Total nonaccrual loans / nonperfoming loans	$1,117	4,261

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2014, the Company had $1.1 million in loans on nonaccrual, compared to $4.3 million at December 31, 2013. The decrease primarily related to the Company’s three largest nonperforming loans at December 31, 2013. In 2014, the first loan’s recorded investment was reduced by $0.7 million due to principal repayments, the second loan, with a recorded investment of $0.7 million at December 31, 2013, was paid off, and the third loan, with a recorded investment of $0.8 million, was returned to accrual status.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2014 and 2013, the Company had $2.2 million and $1.6 million, respectively, in accruing TDRs.

At December 31, 2014 there were no loans 90 days past due and still accruing interest compared to $73,000 at December 31, 2013.

The table below provides information concerning the composition of OREO at December 31, 2014 and 2013, respectively.

	December 31
(In thousands)	2014	2013

Other real estate owned:
Commercial:
Building	$—	1,772
Developed lots	252	1,260
Residential	282	852

Total other real estate owned	$534	3,884

At December 31, 2014, the Company held $0.5 million in OREO, which we acquired from borrowers, a decrease of $3.4 million, or 86%, compared to December 31, 2013. The decrease was primarily due to increased sales activity and a reduction of inflows into OREO.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $7.8 million, or 1.9% of total loans at December 31, 2014, compared to $10.6 million, or 2.7% of total loans at December 31, 2013.

The table below provides information concerning the composition of potential problem loans at December 31, 2014 and 2013, respectively.

	December 31
(In thousands)	2014	2013

Potential problem loans:
Commercial and industrial	$376	482
Construction and land development	556	1,101
Commercial real estate	884	1,683
Residential real estate	5,917	7,182
Consumer installment	114	146

Total potential problem loans	$7,847	10,594

At December 31, 2014, approximately $1.3 million or 17.1% of total potential problem loans were past due at least 30 but less than 90 days. At December 31, 2014, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2014 and 2013, respectively.

	December 31
(In thousands)	2014	2013

Performing loans past due 30 to 89 days:
Commercial and industrial	$168	167
Construction and land development	210	14
Commercial real estate	201	861
Residential real estate	2,231	1,343
Consumer installment	45	100

Total performing loans past due 30 to 89 days	$2,855	2,485

Deposits

	December 31
(In thousands)	2014	2013

Noninterest bearing demand	$130,160	125,740
NOW	111,243	99,406
Money market	163,237	147,116
Savings	39,624	35,383
Certificates of deposit under $100,0000	96,890	104,964
Certificates of deposit and other time deposits of $100,000 or more	135,722	139,721
Brokered certificates of deposit	16,514	16,514

Total deposits	$693,390	668,844

Total deposits were $693.4 million and $668.8 million at December 31, 2014 and 2013, respectively. The increase in total deposits of $24.5 million and the change in deposit mix reflect customer preferences for short-term instruments in a low interest rate environment.

The average rates paid on total interest-bearing deposits were 0.89% in 2014 and 1.01% in 2013. Noninterest bearing deposits were 19% of total deposits at both December 31, 2014 and 2013.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less. The Bank had available federal fund lines totaling $38.0 million with none outstanding at December 31, 2014, compared to $41.0 million with none outstanding at December 31, 2013. Securities sold under agreements to repurchase totaled $4.7 million and $3.4 million at December 31, 2014 and 2013, respectively.

The average rates paid on short-term borrowings were 0.50% in both 2014 and 2013. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the three-year period ended December 31, 2014 is included in Note 10 to the accompanying consolidated financial statements included in this annual report.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. At both December 31, 2014 and 2013, the Bank had $5.0 million in long-term FHLB advances outstanding and the Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding.

The average rates paid on long-term debt were 3.42% in 2014 and 3.59% in 2013.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $75.8 million and $64.5 million as of December 31, 2014 and 2013, respectively. The change from December 31, 2013 was primarily driven by net earnings of $7.4 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $7.0 million, partially offset by cash dividends paid of $3.1 million.

The Company’s tier 1 leverage ratio was 10.32%, tier 1 risk-based capital ratio was 17.45% and total risk-based capital ratio was 18.54% at December 31, 2014. These ratios exceed the minimum regulatory capital percentages of 4.0% for Tier 1 leverage ratio, 4.0% for Tier 1 risk-based capital ratio and 8.0% for Total risk-based capital ratio. Based on current regulatory standards, the Company is classified as “well capitalized.”

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

To limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income to less than a 10 percent decline for a 200 basis point gradual change up or down in rates from management’s baseline net interest income forecast over the next 12 months. The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates of 200 basis points when compared to the baseline net interest income forecast at December 31, 2014.

Changes in Interest Rates	Net Interest Income % Variance
200 basis points	1.31%
(200) basis points	NM

NM=not meaningful

At December 31, 2014, our earnings simulation model indicated a slightly asset-sensitive position over the next 12 months, which could serve to improve net interest income during that time period if interest rates increased by 200 basis points. The actual realized change in net interest income would depend upon several factors, which could also serve to diminish, or eliminate the asset sensitivity noted above. The impact of rate scenarios assuming a gradual downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

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

To help limit interest rate risk, we have a guideline stating that for a 200 basis point instantaneous change in interest rates up or down, EVE should not decrease by more than 25 percent. The following table reports the variance of EVE assuming an immediate change in interest rates of 200 basis points when compared to the base case EVE at December 31, 2014.

Changes in Interest Rates	EVE % Variance
200 basis points	(11.46) %
(200) basis points	NM

NM=not meaningful

At December 31, 2014, the results of our EVE model would indicate that we are in compliance with our guidelines. The actual realized change in the economic value of equity would depend upon several factors, which could also serve to diminish, or eliminate the interest sensitivity noted above. The impact of rate shock scenarios assuming a downward 200 basis point change in interest rates was not considered meaningful because of the historically low interest rate environment.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2014 and 2013, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2014, the Bank had a remaining available line of credit with the FHLB totaling $224.6 million. As of December 31, 2014, the Bank also had $38.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2014, which by their terms had contractual maturity and termination dates subsequent to December 31, 2014:

	Payments due by period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Contractual obligations:
Deposit maturities (1)	$693,390	567,593	73,669	51,958	170
Long-term debt	12,217	—	—	5,000	7,217
Operating lease obligations	573	256	258	59	—

Total	$706,180	$567,849	$73,927	$57,017	$7,387

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

Off-Balance Sheet Arrangements

At December 31, 2014, the Bank had outstanding standby letters of credit of $8.3 million and unfunded loan commitments outstanding of $49.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

Residential mortgage lending and servicing activities

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

As of December 31, 2014, the unpaid principal balance of the residential mortgage loans, which we have originated and sold, but retained the servicing rights was $359.3 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

In 2014, the Company was required to repurchase one loan with a principal balance of $0.4 million as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae. This loan was current as to principal and interest at the time of repurchase. The Company repurchased no residential mortgage loans in 2013 and one loan in 2012 with a principal balance of $0.3 million that was current as to principal and interest at the time of repurchase. At December 31, 2014, the Company had one pending repurchase request related to representation and warranty provisions.

In 2013, Fannie Mae issued updated requirements for lender quality control programs which became effective January 1, 2014. As a result of these new requirements, the Company self-reported three loans to Fannie Mae for possible breaches related to representation and warranty provisions in 2014. At December 31, 2014, the three self-reported loans pending review by Fannie Mae had an aggregate principal balance of $0.9 million and were current as to principal and interest. One of the three loans self-reported to Fannie Mae was for investment property, which has different underwriting guidelines than loans for primary residences. As part of its quality control review related to this one investment property loan, the Company identified certain underwriting deficiencies for nine additional investment property loans that were related to the same borrower. All ten loans were originated and sold to Fannie Mae. At December 31, 2014, the aggregate principal balance for all ten investment property loans was $4.0 million and each loan was current as to principal and interest. The Company submitted a voluntary repurchase request to Fannie Mae in January 2015 for all ten investment property loans, which was approved. At December 31, 2014 and the date of repurchase in January 2015, the aggregate fair value of the ten investment property loans was greater than the repurchase price required by Fannie Mae. In response to the quality control review findings related to this one borrower, the Company has put additional controls in place for investment property loans originated for sale, including additional quality control reviews and management approvals. Furthermore, management has performed additional reviews of investment property loans originated for sale, including a review of the number of loans to one borrower, and does not believe there is any material exposure related to representation and warranty provisions for these loans. In 2014, investment property loans were only 7.0% of the total dollar volume of loans sold to Fannie Mae.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of December 31, 2014, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

	2014				2013
(in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net interest income (GAAP)	$5,482	5,448	5,253	5,270	5,279	5,270	5,232	5,141
Tax-equivalent adjustment	331	321	312	324	342	351	365	382

Net interest income (Tax-equivalent)	$5,813	5,769	5,565	5,594	5,621	5,621	5,597	5,523

	Year ended December 31
(In thousands)	2014	2013	2012	2011	2010

Net interest income (GAAP)	$21,453	20,922	20,897	19,225	18,899
Tax-equivalent adjustment	1,288	1,440	1,642	1,719	1,765

Net interest income (Tax-equivalent)	$22,741	22,362	22,539	20,944	20,664

Table 2 - Selected Financial Data

		Year ended December 31
(Dollars in thousands, except per share amounts)		2014	2013	2012	2011	2010

Income statement
Tax-equivalent interest income (a)	$	28,105	28,898	30,709	32,425	35,237
Total interest expense		5,364	6,536	8,170	11,481	14,573

Tax equivalent net interest income (a)		22,741	22,362	22,539	20,944	20,664

Provision for loan losses		50	400	3,815	2,450	3,580
Total noninterest income		3,933	7,298	10,483	5,177	6,718
Total noninterest expense		15,104	18,412	19,383	16,357	15,893

Net earnings before income taxes and tax-equivalent adjustment		11,520	10,848	9,824	7,314	7,909
Tax-equivalent adjustment		1,288	1,440	1,642	1,719	1,765
Income tax expense		2,784	2,290	1,419	57	798

Net earnings	$	7,448	7,118	6,763	5,538	5,346

Per share data:
Basic and diluted net earnings	$	2.04	1.95	1.86	1.52	1.47
Cash dividends declared	$	0.86	0.84	0.82	0.80	0.78
Weighted average shares outstanding
Basic and diluted		3,643,278	3,643,003	3,642,831	3,642,735	3,642,851
Shares outstanding		3,643,328	3,643,118	3,642,903	3,642,738	3,642,718
Book value	$	20.80	17.70	19.26	17.96	15.47
Common stock price
High	$	25.80	25.75	26.65	20.37	22.00
Low		22.10	20.80	18.23	18.52	16.86
Period-end	$	23.64	25.00	20.85	18.52	20.06
To earnings ratio		11.59x	12.89	11.21	12.10	13.74
To book value		114%	141	108	103	130
Performance ratios:
Return on average equity		10.53%	10.33	9.85	9.10	9.00
Return on average assets		0.97%	0.94	0.90	0.72	0.68
Dividend payout ratio		42.16%	43.08	44.09	52.63	53.06
Average equity to average assets		9.17%	9.07	9.09	7.89	7.61
Asset Quality:
Allowance for loan losses as a % of:
Loans		1.20%	1.37	1.69	1.87	2.05
Nonperforming loans		433%	124	64	67	65
Nonperforming assets as a % of:
Loans and other real estate owned		0.41%	2.10	3.83	4.83	5.22
Total assets		0.21%	1.08	2.03	2.35	2.61
Nonperforming loans as % of loans		0.28%	1.11	2.65	2.80	3.16
Net charge-offs as a % of average loans		0.12%	0.48	1.03	0.86	0.64
Capital Adequacy:
Tier 1 risk-based capital ratio		17.45%	17.19	16.20	15.40	14.57
Total risk-based capital ratio		18.54%	18.40	17.46	16.66	15.82
Tier 1 Leverage ratio		10.32%	10.10	9.58	8.82	8.47
Other financial data:
Net interest margin (a)		3.15%	3.16	3.21	2.95	2.86
Effective income tax rate		27.21%	24.34	17.34	1.02	12.99
Efficiency ratio (b)		56.62%	62.08	58.70	62.62	58.04
Selected period end balances:
Securities	$	267,603	271,219	259,475	299,582	315,220
Loans, net of unearned income		402,954	383,339	398,193	370,263	374,215
Allowance for loan losses		4,836	5,268	6,723	6,919	7,676
Total assets		789,231	751,343	759,833	776,218	763,829
Total deposits		693,390	668,844	636,817	619,552	607,127
Long-term debt		12,217	12,217	47,217	85,313	93,331
Total stockholders’ equity		75,799	64,485	70,149	65,416	56,368

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Selected Quarterly Financial Data

		2014				2013

(Dollars in thousands, except per share amounts)		Fourth	Third	Second	First	Fourth	Third	Second	First

Income statement
Tax-equivalent interest income (a)	$	7,117	7,100	6,929	6,959	7,108	7,207	7,226	7,357
Total interest expense		1,304	1,331	1,364	1,365	1,487	1,586	1,629	1,834

Tax equivalent net interest income (a)		5,813	5,769	5,565	5,594	5,621	5,621	5,597	5,523

Provision for loan losses		150	300	—	(400)	—	—	—	400
Total noninterest income		1,079	1,017	1,081	756	2,140	1,432	2,071	1,655
Total noninterest expense		3,780	3,584	3,792	3,948	5,188	4,274	4,724	4,226

Net earnings before income taxes and tax-equivalent adjustment		2,962	2,902	2,854	2,802	2,573	2,779	2,944	2,552
Tax-equivalent adjustment		331	321	312	324	342	351	365	382
Income tax expense		735	709	683	657	501	636	672	481

Net earnings	$	1,896	1,872	1,859	1,821	1,730	1,792	1,907	1,689

Per share data:
Basic and diluted net earnings	$	0.52	0.51	0.51	0.50	0.47	0.49	0.52	0.46
Cash dividends declared	$	0.215	0.215	0.215	0.215	0.21	0.21	0.21	0.21
Weighted average shares outstanding Basic and diluted		3,643,328	3,643,328	3,643,295	3,643,161	3,643,110	3,643,028	3,642,955	3,642,918
Shares outstanding, at period end		3,643,328	3,643,328	3,643,328	3,643,173	3,643,118	3,643,058	3,642,993	3,642,928
Book value	$	20.80	20.09	19.84	18.74	17.70	18.06	17.90	19.27
Common stock price
High	$	24.64	24.92	25.00	25.80	25.75	24.71	22.33	22.60
Low		22.10	23.17	22.90	23.20	23.93	22.00	21.54	20.80
Period-end	$	23.64	24.64	24.02	23.20	25.00	24.40	22.00	22.00
To earnings ratio		11.59x	12.38	12.19	11.72	12.89	12.64	11.70	11.46
To book value		114%	123	121	124	141	135	123	114
Performance ratios:
Return on average equity		10.21%	10.19	10.72	11.11	10.33	10.78	10.74	9.47
Return on average assets		0.98%	0.97	0.96	0.96	0.92	0.95	1.00	0.87
Dividend payout ratio		41.35%	42.16	42.16	43.00	44.68	42.86	40.38	45.65
Average equity to average assets		9.56%	9.52	8.98	8.60	8.95	8.85	9.32	9.17
Asset Quality:
Allowance for loan losses as a % of:
Loans		1.20%	1.20	1.23	1.25	1.37	1.56	1.65	1.73
Nonperforming loans		433%	281	169	148	124	134	138	143
Nonperforming assets as a % of :
Loans and other real estate owned		0.41%	0.73	1.13	1.66	2.10	2.34	2.10	2.42
Total assets		0.21%	0.37	0.57	0.81	1.08	1.21	1.08	1.24
Nonperforming loans as % of loans		0.28%	0.43	0.73	0.84	1.11	1.16	1.19	1.22
Net charge-offs as % of average loans (c)		0.07%	0.28	(0.02)	0.17	0.71	0.53	0.32	0.36
Capital Adequacy:
Tier 1 risk-based capital ratio		17.45%	17.43	17.45	17.55	17.19	17.29	16.45	16.32
Total risk-based capital ratio		18.54%	18.50	18.53	18.64	18.40	18.55	17.70	17.57
Tier 1 Leverage ratio		10.32%	10.26	10.07	10.03	10.10	9.96	9.76	9.42
Other financial data:
Net interest margin (a)		3.14%	3.16	3.09	3.20	3.20	3.19	3.16	3.09
Effective income tax rate		27.94%	27.47	26.87	26.51	22.46	26.19	26.06	22.17
Efficiency ratio (b)		54.85%	52.81	57.06	62.17	66.85	60.60	61.61	58.87
Selected period end balances:
Securities	$	267,603	264,827	276,953	279,989	271,219	259,467	270,794	270,219
Loans, net of unearned income		402,954	394,602	385,826	377,350	383,339	380,705	390,726	390,570
Allowance for loan losses		4,836	4,754	4,728	4,711	5,268	5,946	6,457	6,769
Total assets		789,231	781,136	775,128	773,333	751,343	744,602	767,747	772,155
Total deposits		693,390	680,763	684,181	687,088	668,844	650,421	666,490	659,056
Long-term debt		12,217	12,217	12,217	12,217	12,217	22,217	27,217	37,217
Total stockholders’ equity		75,799	73,193	72,291	68,284	64,485	65,807	65,211	70,217

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c)	Net charge-offs are annualized.

Table 4 - Average Balance and Net Interest Income Analysis

	Year ended December 31
	2014			2013				2012
		Interest				Interest			Interest
	Average	Income/	Yield/	Average		Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance		Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$388,373	$19,551	5.03%	$390,288	$	$20,604	5.28%	$395,938	$21,943	5.54%
Securities - taxable	207,655	4,627	2.23%	195,850		3,912	2.00%	199,794	3,883	1.94%
Securities - tax-exempt (2)	62,870	3,790	6.03%	67,797		4,234	6.25%	77,447	4,829	6.24%

Total securities	270,525	8,417	3.11%	263,647		8,146	3.09%	277,241	8,712	3.14%
Federal funds sold	56,110	109	0.19%	48,671		106	0.22%	27,466	54	0.20%
Interest bearing bank deposits	6,559	28	0.43%	5,634		42	0.75%	793	—	—

Total interest-earning assets	721,567	28,105	3.89%	708,240		28,898	4.08%	701,438	30,709	4.38%
Cash and due from banks	12,915			13,694				14,125
Other assets	36,490			37,836				39,742

Total assets	$770,972			$759,770				$755,305

Interest-bearing liabilities:
Deposits:
NOW	$105,533	331	0.31%	$101,034		319	0.32%	$99,664	349	0.35%
Savings and money market	191,882	982	0.51%	171,413		886	0.52%	153,668	859	0.56%
Certificates of deposits less than $100,000	101,561	1,169	1.15%	105,631		1,437	1.36%	108,726	1,769	1.63%
Certificates of deposits and other time deposits of $100,000 or more	156,029	2,445	1.57%	155,781		2,750	1.77%	161,128	3,347	2.08%

Total interest-bearing deposits	555,005	4,927	0.89%	533,859		5,392	1.01%	523,186	6,324	1.21%
Short-term borrowings	3,814	19	0.50%	2,817		14	0.50%	2,970	16	0.54%
Long-term debt	12,217	418	3.42%	31,518		1,130	3.59%	49,115	1,830	3.73%

Total interest-bearing liabilities	571,036	5,364	0.94%	568,194		6,536	1.15%	575,271	8,170	1.42%
Noninterest-bearing deposits	126,122			119,136				107,948
Other liabilities	3,100			3,522				3,410
Stockholders’ equity	70,714			68,918				68,676

Total liabilities and stockholders’ equity	$770,972			$759,770				$755,305

Net interest income and margin		$22,741	3.15%		$	$22,362	3.16%		$22,539	3.21%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Volume and Rate Variance Analysis

	Years ended December 31, 2014 vs. 2013			Years ended December 31, 2013 vs. 2012
	Net	Due to change in		Net	Due to change in

(Dollars in thousands)	Change	Rate (2)	Volume (2)	Change	Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$(1,053)	(957)	(96)	$(1,339)	(1,041)	(298)
Securities - taxable	715	452	263	29	108	(79)
Securities - tax-exempt (1)	(444)	(147)	(297)	(595)	8	(603)

Total securities	271	305	(34)	(566)	116	(682)
Federal funds sold	3	(11)	14	52	6	46
Interest bearing bank deposits	(14)	(18)	4	42	6	36

Total interest income	$(793)	(681)	(112)	$(1,811)	(913)	(898)

Interest expense:
Deposits:
NOW	$12	(2)	14	$(30)	(35)	5
Savings and money market	96	(9)	105	27	(65)	92
Certificates of deposits less than $100,000	(268)	(221)	(47)	(332)	(290)	(42)
Certificates of deposits and other time deposits of $100,000 or more	(305)	(309)	4	(597)	(503)	(94)

Total interest-bearing deposits	(465)	(541)	76	(932)	(893)	(39)
Short-term borrowings	5	0	5	(2)	(1)	(1)
Long-term debt	(712)	(52)	(660)	(700)	(69)	(631)

Total interest expense	(1,172)	(593)	(579)	(1,634)	(963)	(671)

Net interest income	$379	(88)	467	$(177)	50	(227)

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 6 - Loan Portfolio Composition

	December 31

(In thousands)	2014	2013	2012	2011	2010

Commercial and industrial	$54,329	57,780	59,334	54,988	53,288
Construction and land development	37,298	36,479	37,631	39,814	47,850
Commercial real estate	192,006	174,920	183,611	162,435	166,241
Residential real estate	107,641	101,706	105,631	101,725	96,241
Consumer installment	12,335	12,893	12,219	11,454	10,676

Total loans	403,609	383,778	398,426	370,416	374,296
Less: unearned income	(655)	(439)	(233)	(153)	(81)

Loans, net of unearned income	402,954	383,339	398,193	370,263	374,215
Less: allowance for loan losses	(4,836)	(5,268)	(6,723)	(6,919)	(7,676)

Loans, net	$398,118	378,071	391,470	363,344	366,539

Table 7 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2014

	1 year	1 to 5	After 5		Adjustable	Fixed
(Dollars in thousands)	or less	years	years	Total	Rate	Rate	Total

Commercial and industrial	$740	46,701	6,888	54,329	28,701	25,628	54,329
Construction and land development	1,342	29,866	6,090	37,298	17,129	20,169	37,298
Commercial real estate	2,027	92,536	97,443	192,006	16,231	175,775	192,006
Residential real estate	854	27,289	79,498	107,641	62,136	45,505	107,641
Consumer installment	142	10,923	1,270	12,335	3,254	9,081	12,335

Total loans	$5,105	207,315	191,189	403,609	127,451	276,158	403,609

Table 8 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2014	2013	2012	2011	2010

Allowance for loan losses:
Balance at beginning of period	$5,268	6,723	6,919	7,676	6,495
Charge-offs:
Commercial and industrial	(46)	(514)	(289)	(679)	(537)
Construction and land development	(235)	(39)	(231)	(1,758)	(1,487)
Commercial real estate	—	(262)	(3,184)	(422)	—
Residential real estate	(438)	(808)	(545)	(533)	(552)
Consumer installment	(89)	(397)	(85)	(21)	(111)

Total charge-offs	(808)	(2,020)	(4,334)	(3,413)	(2,687)

Recoveries:
Commercial and industrial	71	48	54	34	63
Construction and land development	8	6	46	2	54
Commercial real estate	119	4	71	—	—
Residential real estate	112	88	134	155	151
Consumer installment	16	19	18	15	20

Total recoveries	326	165	323	206	288

Net charge-offs	(482)	(1,855)	(4,011)	(3,207)	(2,399)
Provision for loan losses	50	400	3,815	2,450	3,580

Ending balance	$4,836	5,268	6,723	6,919	7,676

as a % of loans	1.20%	1.37	1.69	1.87	2.05
as a % of nonperforming loans	433%	124	64	67	65
Net charge-offs as % of average loans	0.12%	0.48	1.03	0.86	0.64

Nonperforming assets:
Nonaccrual/nonperforming loans	$1,117	4,261	10,535	10,354	11,833
Other real estate owned	534	3,884	4,919	7,898	8,125

Total nonperforming assets	$1,651	8,145	15,454	18,252	19,958

as a % of loans and other real estate owned	0.41%	2.10	3.83	4.83	5.22
as a % total assets	0.21%	1.08	2.03	2.35	2.61
Nonperforming loans as a % of total loans	0.28%	1.11	2.65	2.80	3.16
Accruing loans 90 days or more past due	$—	73	58	—	—

Table 9 - Allocation of Allowance for Loan Losses

	December 31
	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$639	13.5	$386	15.1	$812	14.9	$948	14.8	$972	14.2
Construction and land development	974	9.2	366	9.5	1,545	9.4	1,470	10.7	2,223	12.8
Commercial real estate	1,928	47.6	3,186	45.6	3,137	46.1	3,009	43.9	2,893	44.4
Residential real estate	1,119	26.7	1,114	26.5	1,126	26.5	1,363	27.5	1,336	25.7
Consumer installment	176	3.1	216	3.4	103	3.1	129	3.1	141	2.9
Unallocated	—		—		—		—		111

Total allowance for loan losses	$4,836		$5,268		$6,723		$6,919		$7,676

*	Loan balance in each category expressed as a percentage of total loans.

Table 10 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2014

Maturity of:
3 months or less	$19,063
Over 3 months through 6 months	12,684
Over 6 months through 12 months	41,998
Over 12 months	78,492

Total CDs and other time deposits of $100,000 or more (1)	$152,237

(1)	includes brokered certificates of deposit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the direction of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the final rules of the Securities and Exchange Commission that permit the Company to provide only a management’s report in this annual report.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

Birmingham, Alabama

March 24, 2015

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

		December 31

(Dollars in thousands, except share data)	2014	2013

Assets:
Cash and due from banks	$12,856	$13,437
Federal funds sold	68,507	26,965
Interest bearing bank deposits	2,140	13,820

Cash and cash equivalents	83,503	54,222

Securities available-for-sale	267,603	271,219
Loans held for sale	1,974	2,296
Loans, net of unearned income	402,954	383,339
Allowance for loan losses	(4,836)	(5,268)

Loans, net	398,118	378,071

Premises and equipment, net	10,807	10,442
Bank-owned life insurance	18,004	17,503
Other real estate owned	534	3,884
Other assets	8,688	13,706

Total assets	$789,231	$751,343

Liabilities:
Deposits:
Noninterest-bearing	$130,160	$125,740
Interest-bearing	563,230	543,104

Total deposits	693,390	668,844
Federal funds purchased and securities sold under agreements to repurchase	4,681	3,363
Long-term debt	12,217	12,217
Accrued expenses and other liabilities	3,144	2,434

Total liabilities	713,432	686,858

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,763	3,759
Retained earnings	76,193	71,879
Accumulated other comprehensive income (loss), net	2,443	(4,552)
Less treasury stock, at cost - 313,807 shares and 314,017 shares at December 31, 2014 and 2013, respectively	(6,639)	(6,640)

Total stockholders’ equity	75,799	64,485

Total liabilities and stockholders’ equity	$789,231	$751,343

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year ended December 31
(Dollars in thousands, except share and per share data)	2014	2013	2012

Interest income:
Loans, including fees	$19,551	$20,604	$21,943
Securities:
Taxable	4,627	3,912	3,883
Tax-exempt	2,502	2,794	3,187
Federal funds sold and interest bearing bank deposits	137	148	54

Total interest income	26,817	27,458	29,067

Interest expense:
Deposits	4,927	5,392	6,324
Short-term borrowings	19	14	16
Long-term debt	418	1,130	1,830

Total interest expense	5,364	6,536	8,170

Net interest income	21,453	20,922	20,897
Provision for loan losses	50	400	3,815

Net interest income after provision for loan losses	21,403	20,522	17,082

Noninterest income:
Service charges on deposit accounts	872	930	1,111
Mortgage lending	1,636	2,895	3,445
Bank-owned life insurance	501	427	445
Gain on sale of affordable housing investments	—	—	3,268
Gain on sale of premises and equipment	—	1,018	—
Other	1,454	1,377	1,535
Securities (losses) gains, net:
Realized (losses) gains, net	(197)	651	809
Total other-than-temporary impairments	(333)	—	(130)

Total securities (losses) gains, net	(530)	651	679

Total noninterest income	3,933	7,298	10,483

Noninterest expense:
Salaries and benefits	8,943	8,788	8,691
Net occupancy and equipment	1,431	1,335	1,332
Professional fees	920	774	704
FDIC and other regulatory assessments	465	512	686
Other real estate owned, net	(450)	570	323
Prepayment penalties on long-term debt	—	3,028	3,720
Other	3,795	3,405	3,927

Total noninterest expense	15,104	18,412	19,383

Earnings before income taxes	10,232	9,408	8,182
Income tax expense	2,784	2,290	1,419

Net earnings	$7,448	$7,118	$6,763

Net earnings per share:
Basic and diluted	$2.04	$1.95	$1.86

Weighted average shares outstanding:
Basic and diluted	3,643,278	3,643,003	3,642,831

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31

(Dollars in thousands)	2014	2013	2012

Net earnings	$7,448	$7,118	$6,763

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on all other securities	6,660	(9,315)	1,379
Reclassification adjustment for net loss (gain) on securities recognized in net earnings	335	(411)	(427)

Other comprehensive income (loss)	6,995	(9,726)	952

Comprehensive income (loss)	$14,443	$(2,608)	$7,715

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury

(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2011	3,957,135	$39	$3,753	$64,045	$4,222	$(6,643)	$65,416
Net earnings	—	—	—	6,763	—	—	6,763
Other comprehensive income	—	—	—	—	952	—	952
Cash dividends paid ($0.82 per share)	—	—	—	(2,987)	—	—	(2,987)
Sale of treasury stock (165 shares)	—	—	3	—	—	2	5

Balance, December 31, 2012	3,957,135	$39	$3,756	$67,821	$5,174	$(6,641)	$70,149

Net earnings	—	—	—	7,118	—	—	7,118
Other comprehensive loss	—	—	—	—	(9,726)	—	(9,726)
Cash dividends paid ($0.84 per share)	—	—	—	(3,060)	—	—	(3,060)
Sale of treasury stock (215 shares)	—	—	3	—	—	1	4

Balance, December 31, 2013	3,957,135	$39	$3,759	$71,879	$(4,552)	$(6,640)	$64,485

Net earnings	—	—	—	7,448	—	—	7,448
Other comprehensive income	—	—	—	—	6,995	—	6,995
Cash dividends paid ($0.86 per share)	—	—	—	(3,134)	—	—	(3,134)
Sale of treasury stock (210 shares)	—	—	4	—	—	1	5

Balance, December 31, 2014	3,957,135	$39	$3,763	$76,193	$2,443	$(6,639)	$75,799

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$7,448	$7,118	$6,763
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	50	400	3,815
Depreciation and amortization	780	827	837
Premium amortization and discount accretion, net	1,548	1,956	2,992
Deferred tax expense	786	1,537	624
Net loss (gain) on securities available for sale	530	(651)	(679)
Net gain on sale of loans held for sale	(1,163)	(2,030)	(3,430)
Net (gain) loss on other real estate owned	(458)	477	245
Loss on prepayment of long-term debt	—	3,028	3,720
Loans originated for sale	(57,069)	(94,980)	(154,044)
Proceeds from sale of loans	58,089	96,779	156,967
Net gain on disposition of premises and equipment	—	(1,018)	—
Increase in cash surrender value of bank owned life insurance	(501)	(427)	(445)
Gain on sale of affordable housing partnership investments	—	—	(3,268)
Net (increase) decrease in other assets	(27)	1,232	1,131
Net increase (decrease) in accrued expenses and other liabilities	518	(523)	(166)

Net cash provided by operating activities	$10,531	$13,725	$15,062

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	37,132	40,251	57,650
Proceeds from maturities of securities available-for-sale	53,767	54,737	112,005
Purchase of securities available-for-sale	(78,278)	(123,449)	(130,352)
(Increase) decrease in loans, net	(20,572)	10,721	(33,456)
Net purchases of premises and equipment	(744)	(462)	(1,549)
Decrease in FHLB stock	235	1,153	2,067
Proceeds from sale of affordable housing limited partnerships	—	—	8,499
Proceeds from sale of premises and equipment	—	1,148	—
Proceeds from sale of other real estate owned	4,480	2,836	4,249

Net cash (used in) provided by investing activities	$(3,980)	$(13,065)	$19,113

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,420	7,726	11,738
Net increase in interest-bearing deposits	20,126	24,301	5,527
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,318	674	(116)
Repayments or retirement of long-term debt	—	(38,028)	(41,816)
Dividends paid	(3,134)	(3,060)	(2,987)

Net cash provided by (used in) financing activities	$22,730	$(8,387)	$(27,654)

Net change in cash and cash equivalents	$29,281	$(7,727)	$6,521
Cash and cash equivalents at beginning of period	54,222	61,949	55,428

Cash and cash equivalents at end of period	$83,503	$54,222	$61,949

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,406	$6,761	$8,535
Income taxes	1,413	758	1,224
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	$475	$2,278	$1,515

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

Accounting Standards Adopted in 2014

In the first quarter of 2014, the Company adopted new guidance related to the following Accounting Standards Update (“Update” or “ASU”):

•	ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

Information about this pronouncement is described in more detail below.

ASU 2013-11 is expected to eliminate diversity in practice as it provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The changes were effective for the Company during the first quarter of 2014. Adoption of this ASU had no impact on the financial statements of the Company.

Cash Equivalents

Cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, including interest bearing deposits with other banks, and federal funds sold.

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2014, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the anticipated life of the security using the effective interest method, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

In the course of conducting the Bank’s mortgage lending activities of originating mortgage loans and selling those loans in the secondary market, the Bank makes various representations and warranties to the purchaser of the mortgage loans. Every loan closed by the Bank’s mortgage center is run through a government agency automated underwriting system. Any exceptions noted during this process are remedied prior to sale. These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans. Failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor for losses incurred (make whole requests) if such failure cannot be cured by the Company within the specified period following discovery. The Company repurchased one residential mortgage loan in 2012 and another in 2014, with unpaid principal balances of $0.3 million and $0.4 million, respectively. Both loans were current as to principal and interest at the time of repurchase. Except for these two loans, during 2014, 2013, and 2012, no loans were repurchased and no reimbursements for investor losses were made by the Company.

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

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2014. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. As of December 31, 2014, 2013, and 2012, respectively, the Company had no such securities or other rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective years are presented below.

	Year ended December 31

(Dollars in thousands, except share and per share data)	2014	2013	2012

Basic and diluted:
Net earnings	$7,448	$7,118	$6,763
Weighted average common shares outstanding	3,643,278	3,643,003	3,642,831

Earnings per share	$2.04	$1.95	$1.86

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At December 31, 2014, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of December 31, 2014.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2014 and 2013, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 5: SECURITIES

At December 31, 2014 and 2013, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity December 31, 2014 and 2013, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

December 31, 2014
Agency obligations (a)	$—	30,947	14,869	14,433	60,249	375	830	$60,704
Agency RMBS (a)	—	—	14,523	120,520	135,043	1,597	616	134,062
State and political subdivisions	—	502	15,520	56,289	72,311	3,379	34	68,966

Total available-for-sale	$—	31,449	44,912	191,242	267,603	5,351	1,480	$263,732

December 31, 2013
Agency obligations (a)	$—	—	23,247	21,275	44,522	—	4,557	$49,079
Agency RMBS (a)	—	—	8,306	154,052	162,358	976	4,733	$166,115
State and political subdivisions	—	1,735	21,366	41,238	64,339	1,560	459	$63,238

Total available-for-sale	$—	1,735	52,919	216,565	271,219	2,536	9,749	$278,432

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $132.2 million and $120.5 million at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are cost-method investments. The carrying amounts of cost-method investments were $1.6 and $1.8 million at December 31, 2014 and 2013, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2014 and 2013, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized

(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2014:
Agency obligations	$—	—	24,126	830	24,126	$830
Agency RMBS	9,078	22	42,744	594	51,822	616
State and political subdivisions	4,257	34	—	—	4,257	34

Total	$13,335	56	66,870	1,424	80,205	$1,480

December 31, 2013:
Agency obligations	$35,932	3,181	8,590	1,376	44,522	$4,557
Agency RMBS	109,774	4,394	7,683	339	117,457	4,733
State and political subdivisions	9,575	459	—	—	9,575	459

Total	$155,281	8,034	16,273	1,715	171,554	$9,749

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

Cost-method investments

At December 31, 2014, cost-method investments with an aggregate cost of $1.6 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that the Company has written down for other-than-temporary impairment and the credit component of the loss is recognized in earnings (referred to as “credit-impaired” debt securities). Other-than-temporary impairments recognized in earnings for the years ended 2014, 2013, and 2012, for credit-impaired debt securities are presented as additions in two components based upon whether the current period is the first time the debt security was credit-impaired (initial credit impairment) or is not the first time the debt security was credit-impaired (subsequent credit impairments). The credit loss component is reduced if the Company sells, intends to sell, or believes it will be required to sell previously credit-impaired debt securities. Additionally, the credit loss component is reduced if the Company receives cash flows in excess of what it expected to receive over the remaining life of the credit-impaired debt security, the security matures or the security is fully written-down and deemed worthless. Changes in the credit loss component of credit-impaired debt securities were:

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Balance, beginning of period	$—	1,257	3,276
Additions:
Subsequent credit impairments	—	—	130
Reductions:
Securities sold	—	(757)	(2,149)
Securities fully written down and deemed worthless	—	(500)	—

Balance, end of period	$—	—	1,257

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Agency RMBS	$333	—	—
Individual issuer trust preferred securities	$—	—	130

Total debt securities	$333	—	130

Total other-than-temporary impairment charges (included in earnings)	$333	—	130

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Credit-related	$—	—	130
Securities with intent to sell	333	—	—
Recorded directly to other comprehensive income for non-credit related impairment	—	—	—

Total other-than-temporary impairment on debt securities	$333	—	130

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Gross realized gains	$467	745	1,005
Gross realized losses	(664)	(94)	(196)
Other-than-temporary impairment charges	(333)	—	(130)

Realized gains, net	$(530)	651	679

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31

(In thousands)	2014	2013

Commercial and industrial	$54,329	$57,780
Construction and land development	37,298	36,479
Commercial real estate:
Owner occupied	52,296	56,102
Other	139,710	118,818

Total commercial real estate	192,006	174,920
Residential real estate:
Consumer mortgage	66,489	57,871
Investment property	41,152	43,835

Total residential real estate	107,641	101,706
Consumer installment	12,335	12,893

Total loans	403,609	383,778
Less: unearned income	(655)	(439)

Loans, net of unearned income	$402,954	$383,339

Loans secured by real estate were approximately 83.5% of the total loan portfolio at December 31, 2014. At December 31, 2014, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2014 and 2013.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

December 31, 2014:
Commercial and industrial	$54,106	168	—	54,274	55	$54,329
Construction and land development	36,483	210	—	36,693	605	37,298
Commercial real estate:
Owner occupied	51,832	201	—	52,033	263	52,296
Other	139,710	—	—	139,710	—	139,710

Total commercial real estate	191,542	201	—	191,743	263	192,006
Residential real estate:
Consumer mortgage	64,713	1,736	—	66,449	40	66,489
Investment property	40,503	495	—	40,998	154	41,152

Total residential real estate	105,216	2,231	—	107,447	194	107,641
Consumer installment	12,290	45	—	12,335	—	12,335

Total	$399,637	2,855	—	402,492	1,117	$403,609

December 31, 2013:
Commercial and industrial	$57,558	167	—	57,725	55	$57,780
Construction and land development	34,883	14	—	34,897	1,582	36,479
Commercial real estate:
Owner occupied	54,214	861	—	55,075	1,027	56,102
Other	118,389	—	—	118,389	429	118,818

Total commercial real estate	172,603	861	—	173,464	1,456	174,920
Residential real estate:
Consumer mortgage	56,191	745	69	57,005	866	57,871
Investment property	42,935	598	—	43,533	302	43,835

Total residential real estate	99,126	1,343	69	100,538	1,168	101,706
Consumer installment	12,789	100	4	12,893	—	12,893

Total	$376,959	2,485	73	379,517	4,261	$383,778

The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they been accruing interest, amounted to approximately $102 thousand, $270 thousand, and $511 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2014, 2013 and 2012, is presented below.

	Year ended December 31

(In thousands)	2014	2013	2012

Beginning balance	$5,268	$6,723	$6,919
Charged-off loans	(808)	(2,020)	(4,334)
Recovery of previously charged-off loans	326	165	323

Net charge-offs	(482)	(1,855)	(4,011)
Provision for loan losses	50	400	3,815

Ending balance	$4,836	$5,268	$6,723

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing internal, independent loan review process. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews that may have been conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that it will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial, construction and land development, commercial real estate, residential real estate, and consumer installment loans. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2014 and 2013, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2014 and 2013, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. Prior to June 30, 2013, the Company calculated average losses for all loan segments using a rolling 6 quarter historical period. If the Company continued to calculate average losses for all loan segments using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.1 million at June 30, 2013.

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

Beginning with the quarter ended June 30, 2014, the Company calculated average losses for all loan segments using a rolling 20 quarter historical period and continued this methodology through December 31, 2014. Other than the changes discussed above, the Company has not made any material changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013, and 2012.

(in thousands)	Commercial and industrial	Construction and land Development	Commercial Real Estate	Residential Real Estate	Consumer Installment	Total

Balance, December 31, 2011	$948	1,470	3,009	1,363	129	$6,919
Charge-offs	(289)	(231)	(3,184)	(545)	(85)	(4,334)
Recoveries	54	46	71	134	18	323

Net charge-offs	(235)	(185)	(3,113)	(411)	(67)	(4,011)
Provision	99	260	3,241	174	41	3,815

Balance, December 31, 2012	$812	1,545	3,137	1,126	103	$6,723

Charge-offs	(514)	(39)	(262)	(808)	(397)	(2,020)
Recoveries	48	6	4	88	19	165

Net charge-offs	(466)	(33)	(258)	(720)	(378)	(1,855)
Provision	40	(1,146)	307	708	491	400

Balance, December 31, 2013	$386	366	3,186	1,114	216	$5,268

Charge-offs	(46)	(235)	—	(438)	(89)	(808)
Recoveries	71	8	119	112	16	326

Net recoveries (charge-offs)	25	(227)	119	(326)	(73)	(482)
Provision	228	835	(1,377)	331	33	50

Balance, December 31, 2014	$639	974	1,928	1,119	176	$4,836

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2014 and 2013.

	Collectively evaluated (1)		Individually evaluated (2)		Total

(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

December 31, 2014:
Commercial and industrial	$639	54,259	—	70	639	54,329
Construction and land development	974	36,693	—	605	974	37,298
Commercial real estate	1,734	190,306	194	1,700	1,928	192,006
Residential real estate	1,119	106,745	—	896	1,119	107,641
Consumer installment	176	12,335	—	—	176	12,335

Total	$4,642	400,338	194	3,271	4,836	403,609

December 31, 2013:
Commercial and industrial	$386	57,656	—	124	386	57,780
Construction and land development	278	34,897	88	1,582	366	36,479
Commercial real estate	3,014	171,987	172	2,933	3,186	174,920
Residential real estate	1,114	100,780	—	926	1,114	101,706
Consumer installment	216	12,893	—	—	216	12,893

Total	$5,008	378,213	260	5,565	5,268	383,778

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

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected;

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

December 31, 2014
Commercial and industrial	$49,550	4,348	376	55	$54,329
Construction and land development	35,911	226	556	605	37,298
Commercial real estate:
Owner occupied	49,900	1,905	228	263	52,296
Other	136,801	2,253	656	—	139,710

Total commercial real estate	186,701	4,158	884	263	192,006
Residential real estate:
Consumer mortgage	59,646	1,912	4,891	40	66,489
Investment property	39,348	624	1,026	154	41,152

Total residential real estate	98,994	2,536	5,917	194	107,641
Consumer installment	12,200	21	114	—	12,335

Total	$383,356	11,289	7,847	1,117	$403,609

December 31, 2013
Commercial and industrial	$53,060	4,183	482	55	$57,780
Construction and land development	33,616	180	1,101	1,582	36,479
Commercial real estate:
Owner occupied	53,430	770	875	1,027	56,102
Other	117,490	91	808	429	118,818

Total commercial real estate	170,920	861	1,683	1,456	174,920
Residential real estate:
Consumer mortgage	50,392	1,137	5,476	866	57,871
Investment property	40,517	1,310	1,706	302	43,835

Total residential real estate	90,909	2,447	7,182	1,168	101,706
Consumer installment	12,713	34	146	—	12,893

Total	$361,218	7,705	10,594	4,261	$383,778

Impaired loans

The following table presents details related to the Company’s impaired loans. Loans which have been fully charged-off do not appear in the following table. The related allowance generally represents the following components which correspond to impaired loans:

•	Individually evaluated impaired loans equal to or greater than $500,000 secured by real estate (nonaccrual construction and land development, commercial real estate, and residential real estate).

•	Individually evaluated impaired loans equal to or greater than $250,000 not secured by real estate (nonaccrual commercial and industrial and consumer loans).

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2014 and 2013.

	December 31, 2014
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial and industrial	$70	—	70
Construction and land development	2,822	(2,217)	605
Commercial real estate:
Owner occupied	331	(68)	263

Total commercial real estate	331	(68)	263
Residential real estate:
Consumer mortgages	934	(192)	742
Investment property	180	(26)	154

Total residential real estate	1,114	(218)	896

Total	$4,337	(2,503)	1,834

With allowance recorded:
Commercial real estate:
Owner occupied	846	—	846		102
Other	591	—	591		92

Total commercial real estate	1,437	—	1,437		194

Total	$1,437	—	1,437	$	194

Total impaired loans	$5,774	(2,503)	3,271	$	194

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2013

(In thousands)	Unpaid principal balance (1)	Charge- offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial and industrial	$124	—	124
Construction and land development	2,879	(1,682)	1,197
Commercial real estate:
Owner occupied	1,217	(190)	1,027
Other	518	(89)	429

Total commercial real estate	1,735	(279)	1,456
Residential real estate:
Consumer mortgages	952	(198)	754
Investment property	207	(35)	172

Total residential real estate	1,159	(233)	926

Total	$5,897	(2,194)	3,703

With allowance recorded:
Construction and land development	452	(67)	385		88
Commercial real estate:
Owner occupied	875	—	875		110
Other	602	—	602		62

Total commercial real estate	1,477	—	1,477		172

Total	$1,929	(67)	1,862	$	260

Total impaired loans	$7,826	(2,261)	5,565	$	260

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012

	Average	Total interest	Average	Total interest	Average	Total interest

	recorded	income	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$98	7	$188	9	$194	13
Construction and land development	1,032	—	1,603	—	3,888	—
Commercial real estate:
Owner occupied	1,308	40	1,972	51	2,449	64
Other	872	29	1,454	12	2,621	—

Total commercial real estate	2,180	69	3,426	63	5,070	64
Residential real estate:
Consumer mortgages	731	43	786	—	861	—
Investment property	164	—	274	—	652	—

Total residential real estate	895	43	1,060	—	1,513	—

Total	$4,205	119	$6,277	72	$10,665	77

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business, management may grant concessions to borrowers who are experiencing financial difficulty. A concession may include, but is not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. In determining whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. In determining the appropriate accrual status at the time of restructure, the Company evaluates whether a restructured loan has adequate collateral protection, among other factors.

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

The following is a summary of accruing and nonaccrual TDRs and the related loan losses, by portfolio segment and class.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total		Related Allowance

December 31, 2014
Commercial and industrial	$70	—	70	$	—
Construction and land development	—	605	605		—
Commercial real estate:
Owner occupied	846	263	1,109		102
Other	591	—	591		92

Total commercial real estate	1,437	263	1,700		194
Residential real estate:
Consumer mortgages	742	—	742		—
Investment property	—	154	154		—

Total residential real estate	742	154	896		—

Total	$2,249	1,022	3,271	$	194

December 31, 2013
Commercial and industrial	$124	—	124	$	—
Construction and land development	—	1,582	1,582		88
Commercial real estate:
Owner occupied	875	285	1,160		110
Other	602	429	1,031		62

Total commercial real estate	1,477	714	2,191		172
Residential real estate:
Consumer mortgages	—	754	754		—
Investment property	—	172	172		—

Total residential real estate	—	926	926		—

Total	$1,601	3,222	4,823	$	260

At December 31, 2014, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective years both before and after modification.

		Pre-	Post-

		modification	modification

		outstanding	outstanding

	Number of	recorded	recorded

($ in thousands)	contracts	investment	investment

December 31, 2014
Commercial real estate:
Other	1	$590	592

Total commercial real estate	1	590	592
Residential real estate:
Consumer mortgages	1	712	712

Total residential real estate	1	712	712

Total	2	$1,302	1,304

December 31, 2013
Construction and land development	1	$390	387
Commercial real estate:
Owner occupied	1	882	882
Other	2	1,037	1,041

Total commercial real estate	3	1,919	1,923
Residential real estate:
Consumer mortgages	3	849	844
Investment property	1	172	172

Total residential real estate	4	1,021	1,016

Total	8	$3,330	3,326

December 31, 2012
Construction and land development	4	$5,419	4,305
Commercial real estate:
Owner occupied	4	3,167	2,225
Other	2	1,803	1,657

Total commercial real estate	6	4,970	3,882
Residential real estate:
Consumer mortgages	2	863	858
Investment property	2	567	563

Total residential real estate	4	1,430	1,421

Total	14	$11,819	9,608

The majority of the loans modified in a TDR during the years ended December 31, 2014, 2013, and 2012, respectively, included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate.

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

($ in thousands)	Number of Contracts	Recorded investment (1)

December 31, 2014
Commercial real estate:
Owner occupied	1	$272

Total commercial real estate	1	272

Total	1	$272

December 31, 2013
Construction and land development	1	$1,197
Commercial real estate:
Other	1	425

Total commercial real estate	1	425

Total	2	$1,622

December 31, 2012
Construction and land development	1	$2,386

Total	1	$2,386

(1)	Amount as of applicable month end during the respective year for which there was a payment default.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 is presented below.

	December 31
(Dollars in thousands)	2014	2013

Land	$5,916	5,288
Buildings and improvements	8,606	8,539
Furniture, fixtures, and equipment	3,214	3,164

Total premises and equipment	17,736	16,991
Less: accumulated depreciation	(6,929)	(6,549)

Premises and equipment, net	$10,807	10,442

Depreciation expense was approximately $380 thousand, $418 thousand, and $366 thousand for the years ended December 31, 2014, 2013 and 2012, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the years ended December 31, 2014, 2013, and 2012.

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Beginning balance	$2,350	1,526	1,245
Additions, net	465	822	966
Amortization expense	(374)	(384)	(416)
Change in valuation allowance	(53)	386	(269)

Ending balance	$2,388	2,350	1,526

Valuation allowance included in MSRs, net:
Beginning of period	$—	386	117
End of period	53	—	386

Fair value of amortized MSRs:
Beginning of period	$3,452	1,526	1,245
End of period	3,238	3,452	1,526

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2014 and 2013, respectively, are presented below.

	December 31
(Dollars in thousands)	2014	2013

Unpaid principal balance	$360,956	356,334
Weighted average prepayment speed (CPR)	9.6%	7.5
Discount rate (annual percentage)	10.0%	10.0
Weighted average coupon interest rate	3.9%	3.9
Weighted average remaining maturity (months)	267	268
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2014, the weighted average amortization period for MSRs was 6.6 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2014

2015	$353
2016	301
2017	265
2018	224
2019	194

NOTE 9: DEPOSITS

At December 31, 2014, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2014

2015	$123,329
2016	40,783
2017	32,886
2018	19,225
2019	32,733
Thereafter	170

Total certificates of deposit and other time deposits	$249,126

Additionally, at December 31, 2014 and 2013, approximately $152.2 and $156.2 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $100,000 or greater.

At December 31, 2014 and 2013, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 10: SHORT-TERM BORROWINGS

At December 31, 2014, 2013, and 2012, the composition of short-term borrowings is presented below.

	2014		2013		2012

		Weighted		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$—	—	$—	—
Average during the year	16	0.90%	43	0.92%	225	0.96%
Maximum outstanding at any month-end	—		2,376		1,925

Securities sold under agreements to repurchase:
As of December 31	$4,681	0.50%	$3,363	0.50%	$2,689	0.50%
Average during the year	3,797	0.50%	2,774	0.50%	2,746	0.50%
Maximum outstanding at any month-end	4,681		3,363		3,174

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $38.0 million with none outstanding at December 31, 2014.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $6.7 million and $6.9 million at December 31, 2014 and 2013, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 11: LONG-TERM DEBT

At December 31, 2014 and 2013, the composition of long-term debt is presented below.

	2014		2013

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

FHLB advances, due 2018	$5,000	3.59%	$5,000	3.59%
Subordinated debentures, due 2033	7,217	3.38	7,217	3.38

Total long-term debt	$12,217	3.47%	$12,217	3.47%

The Bank had $5.0 million of FHLB advances with original maturities greater than one year at both December 31, 2014 and 2013. Certain qualifying residential mortgage loans with an aggregate carrying value of $35.4 million at December 31, 2014, were pledged to secure long-term FHLB advances. Securities with an aggregate carrying value of $1.0 million and certain qualifying residential mortgage loans with an aggregate carrying value of $ $42.1 million at December 31, 2013, were pledged to secure long-term FHLB advances.

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

The following is a schedule of contractual maturities of long-term debt:

(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total

FHLB advances	$—	—	—	5,000	—	—	5,000
Subordinated debentures	—	—	—	—	—	7,217	7,217

Total long-term debt	$—	—	—	5,000	—	7,217	12,217

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012, is presented below.

	Pre-tax	Tax (expense)	Net of
(In thousands)	amount	benefit	tax amount

2014:
Unrealized net holding gain on all other securities	$10,553	(3,893)	6,660
Reclassification adjustment for net loss on securities recognized in net earnings	530	(195)	335

Other comprehensive income	$11,083	(4,088)	6,995

2013:
Unrealized net holding loss on all other securities	$(14,761)	5,446	(9,315)
Reclassification adjustment for net gain on securities recognized in net earnings	(651)	240	(411)

Other comprehensive loss	$(15,412)	5,686	(9,726)

2012:
Unrealized net holding gain on all other securities	$2,188	(809)	1,379
Reclassification adjustment for net gain on securities recognized in net earnings	(679)	252	(427)

Other comprehensive income	$1,509	(557)	952

NOTE 13: INCOME TAXES

For the years ended December 31, 2014, 2013, and 2012 the components of income tax expense from continuing operations are presented below.

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Current income tax expense:
Federal	$1,601	594	737
State	397	159	58

Total current income tax expense	1,998	753	795

Deferred income tax expense:
Federal	731	1,330	472
State	55	207	152

Total deferred income tax expense	786	1,537	624

Total income tax expense	$2,784	2,290	1,419

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2014, 2013, and 2012, is presented below.

		2014		2013		2012
			Percent of		Percent of		Percent of

			pre-tax		pre-tax		pre-tax

(Dollars in thousands)		Amount	earnings	Amount	earnings	Amount	earnings

Earnings before income taxes	$	$10,232		9,408		8,182

Income taxes at statutory rate		3,479	34.0%	3,199	34.0%	2,782	34.0%
Tax-exempt interest		(803)	(7.8)	(884)	(9.4)	(997)	(12.2)
State income taxes, net of federal tax effect		295	2.9	242	2.6	179	2.2
Bank owned life insurance		(170)	(1.7)	(145)	(1.5)	(151)	(1.8)
Change in valuation allowance		—	—	—	—	(505)	(6.2)
Other		(17)	(0.2)	(122)	(1.3)	111	1.4

Total income tax expense	$	2,784	27.2%	2,290	24.4%	1,419	17.4%

The Company had net deferred tax assets of $0.5 million and $5.4 million at December 31, 2014 and 2013, respectively, included in other assets on the consolidated balance sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

		December 31
(Dollars in thousands)		2014	2013

Deferred tax assets:
Allowance for loan losses	$	1,784	1,944
Unrealized loss on securities		—	2,661
Write-downs on other real estate owned		20	282
Tax credit carry-forwards		816	1,137
Other		480	531

Total deferred tax assets		3,100	6,555

Deferred tax liabilities:
Premises and equipment		69	90
Unrealized gain on securities		1,427	—
Originated mortgage servicing rights		881	867
Other		204	205

Total deferred tax liabilities		2,581	1,162

Net deferred tax asset	$	519	5,393

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2014. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2014, 2013, and 2012, is presented below.

		Year ended December 31
(Dollars in thousands)		2014	2013	2012

Net deferred tax asset:
Balance, beginning of year	$	5,393	1,244	2,425
Deferred tax expense related to continuing operations		(786)	(1,537)	(624)
Stockholders’ equity, for accumulated other comprehensive (income) loss		(4,088)	5,686	(557)

Balance, end of year	$	519	5,393	1,244

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2014, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2015 relative to any tax positions taken prior to December 31, 2014. As of December 31, 2014, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2011 through 2014.

NOTE 14: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $122 thousand, $115 thousand, and $115 thousand for the years ended December 31, 2014, 2013, and 2012, respectively, and are included in salaries and benefits expense.

NOTE 15: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying Consolidated Statements of Earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2014 and December 31, 2013, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the years ended December 31, 2014 and 2013 is presented below.

			Other Assets	Other Liabilities	Other noninterest income
(Dollars in thousands)		Notional	Estimated Fair Value	Estimated Fair Value	Gains (Losses)

December 31, 2014:
Pay fixed / receive variable	$	4,667	—	634	$210
Pay variable / receive fixed		4,667	634	—	(210)

Total interest rate swap agreements	$	9,334	634	634	$—

December 31, 2013:
Pay fixed / receive variable	$	5,017	—	844	$366
Pay variable / receive fixed		5,017	844	—	(366)

Total interest rate swap agreements	$	10,034	844	844	$—

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amount represents credit risk:

		December 31
(Dollars in thousands)		2014	2013

Commitments to extend credit	$	49,824	$38,870
Standby letters of credit		8,337	8,562

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral, including accounts receivable, inventory, equipment, marketable securities, and property to support those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $72 thousand and $78 thousand at December 31, 2014 and 2013, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2014, are as follows: 2015, $256 thousand; 2016, $178 thousand; 2017, $100 thousand; 2018, $30 thousand; 2019, $29 thousand.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the years ended December 31, 2014, 2013, and 2012, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis

Securities available-for-sale

Fair values of securities available for sale were primarily measured using Level 2 inputs. For these securities, the Company obtains pricing from third party pricing services. These third party pricing services consider observable data that may include broker/dealer quotes, market spreads, cash flows, market consensus prepayment speeds, benchmark yields, reported trades for similar securities, credit information and the securities’ terms and conditions. On a quarterly basis, management reviews the pricing received from the third party pricing services for reasonableness given current market conditions. As part of its review, management may obtain non-binding third party broker quotes to validate the fair value measurements. In addition, management will periodically submit pricing provided by the third party pricing services to another independent valuation firm on a sample basis. This independent valuation firm will compare the price provided by the third party pricing service with its own price and will review the significant assumptions and valuation methodologies used with management.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014:
Securities available-for-sale:
Agency obligations	$60,249	—	60,249	—
Agency RMBS	135,043	—	135,043	—
State and political subdivisions	72,311	—	72,311	—

Total securities available-for-sale	267,603	—	267,603	—
Other assets (1)	634	—	634	—

Total assets at fair value	$268,237	—	268,237	—

Other liabilities(1)	634	—	634	—

Total liabilities at fair value	$634	—	634	—

December 31, 2013:
Securities available-for-sale:
Agency obligations	$44,522	—	44,522	—
Agency RMBS	162,358	—	162,358	—
State and political subdivisions	64,339	—	64,339	—

Total securities available-for-sale	271,219	—	271,219	—
Other assets (1)	844	—	844	—

Total assets at fair value	$272,063	—	272,063	—

Other liabilities(1)	844	—	844	—

Total liabilities at fair value	$844	—	844	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013, respectively, by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014:
Loans held for sale	$1,974	—	1,974	—
Loans, net(1)	3,077	—	—	3,077
Other real estate owned	534	—	—	534
Other assets (2)	2,388	—	—	2,388

Total assets at fair value	$7,973	—	1,974	5,999

December 31, 2013:
Loans held for sale	$2,296	—	2,296	—
Loans, net(1)	5,305	—	—	5,305
Other real estate owned	3,884	—	—	3,884
Other assets (2)	2,350	—	—	2,350

Total assets at fair value	$13,835	—	2,296	11,539

(1)Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements for trust preferred securities, included within available-for-sale securities, and recognized in the accompanying consolidated balance sheets using Level 3 inputs:

		Year ended December 31
(Dollars in thousands)		2014	2013	2012

Beginning balance	$	—	$652	$1,986
Total realized and unrealized gains and (losses):
Included in net earnings		—	(87)	(6)
Included in other comprehensive income		—	41	146
Sales		—	(606)	(974)
Settlements		—	—	(500)

Ending balance	$	—	$—	$652

The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2014. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)		Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:

Impaired loans	$	3,077	Appraisal	Appraisal discounts (%)	16.7%

Other real estate owned		534	Appraisal	Appraisal discounts (%)	26.0%

Mortgage servicing rights, net		2,388	Discounted cash flow	Prepayment speed or CPR (%)	9.6%
				Discount rate (%)	10.0%

Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow analyses. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather are a good-faith estimate of the fair value of financial instruments held by the Company. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2014 and 2013 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

December 31, 2014:
Financial Assets:
Loans, net (1)	$398,118	$407,839	$—	$—	$407,839
Loans held for sale	1,974	2,044	—	2,044	—
Financial Liabilities:
Time Deposits	$249,126	$251,365	$—	$251,365	$—
Long-term debt	12,217	12,558	—	12,558	—

December 31, 2013:
Financial Assets:
Loans, net (1)	$378,071	$387,180	$—	$—	$387,180
Loans held for sale	2,296	2,310	—	2,310	—
Financial Liabilities:
Time Deposits	$261,199	$263,985	$—	$263,985	$—
Long-term debt	12,217	12,569	—	12,569	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

NOTE 18: RELATED PARTY TRANSACTIONS

A director of the Company is an officer in a construction company that the Company contracted with during 2014 to renovate a limited portion of the Bank’s operations center and to build out the leasehold improvements for the relocation of a bank branch. In 2012, the Company contracted with the same construction company for the construction of a new drive-through banking facility and completion of other site work on the Bank’s main office campus. Total payments made to the construction company under the terms of these contracts were $0.1 million, $0.4 million and $1.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Another executive officer and director of the Company is the owner of a heating and air conditioning company that the Company contracted with during 2011 for the replacement and improvement of the heating and cooling systems in the Bank’s 23,000 square foot operations center. Total payments made to the heating and air conditioning company under the terms of the contract were $82 thousand for the year ended December 31, 2012.

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2013	$4,261
New loans/advances	1,685
Repayments	(1,105)

Loans outstanding at December 31, 2014	$4,841

During 2014 and 2013, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2014 and 2013 amounted to $22.0 million and $20.3 million, respectively.

NOTE 19: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements and policies administered by federal and State of Alabama banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, including anticipated capital needs. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) Tier 1 leverage capital ratio, Tier 1 risk-based ratio and total risk-based ratio. Management believes, as of December 31, 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2014, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk–based, Tier I risk–based, and Tier I leverage ratios as set forth in the table. Management has not received any notification from the Company’s or the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2014 and 2013 are presented below.

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2014:
Tier 1 Leverage Capital
Auburn National Bancorporation	$80,356	10.32%	$31,133	4.00%	N/A	N/A
AuburnBank	78,968	10.16	31,099	4.00	$38,873	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$80,356	17.45%	$18,419	4.00%	N/A	N/A
AuburnBank	78,968	17.11	18,463	4.00	$27,695	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$85,356	18.54%	$36,839	8.00%	N/A	N/A
AuburnBank	83,968	18.19	36,927	8.00	$46,158	10.00%

At December 31, 2013:
Tier 1 Leverage Capital
Auburn National Bancorporation	$76,037	10.10%	$30,119	4.00%	N/A	N/A
AuburnBank	74,716	9.94	30,069	4.00	$37,587	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$76,037	17.19%	$17,696	4.00%	N/A	N/A
AuburnBank	74,716	16.84	17,742	4.00	$26,614	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$81,385	18.40%	$35,392	8.00%	N/A	N/A
AuburnBank	80,064	18.05	35,485	8.00	$44,356	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2014, the Bank could have declared additional dividends of approximately $11.4 million without prior approval of regulatory authorities. As a result of this limitation, approximately $64.4 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 20: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheets and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2014	2013

Assets:
Cash and due from banks	$2,311	2,408
Investment in bank subsidiary	81,410	70,164
Other assets	846	846

Total assets	$84,567	73,418

Liabilities:
Accrued expenses and other liabilities	$1,551	1,716
Long-term debt	7,217	7,217

Total liabilities	8,768	8,933

Stockholders’ equity	75,799	64,485

Total liabilities and stockholders’ equity	$84,567	73,418

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Income:
Dividends from bank subsidiary	$3,377	3,304	3,231
Noninterest income	147	1,284	288

Total income	3,524	4,588	3,519

Expense:
Interest expense	236	236	236
Noninterest expense	206	302	318

Total expense	442	538	554

Earnings before income tax (benefit) expense and equity in undistributed earnings of bank subsidiary	3,082	4,050	2,965
Income tax (benefit) expense	(114)	275	(45)

Earnings before equity in undistributed earnings of bank subsidiary	3,196	3,775	3,010
Equity in undistributed earnings of bank subsidiary	4,252	3,343	3,753

Net earnings	$7,448	7,118	6,763

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31
(Dollars in thousands)	2014	2013	2012

Cash flows from operating activities:
Net earnings	$7,448	7,118	6,763
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	—	28	29
Net gain on disposition of premises and equipment	—	(1,018)	—
Net decrease in other assets	—	316	16
Net decrease in other liabilities	(159)	(97)	(104)
Equity in undistributed earnings of bank subsidiary	(4,252)	(3,343)	(3,753)

Net cash provided by operating activities	3,037	3,004	2,951

Cash flows from investing activities:
Purchases of premises and equipment	—	—	(17)
Proceeds from sale of premises and equipment to third party	—	1,148	—

Net cash provided by (used in) investing activities	—	1,148	(17)

Cash flows from financing activities:
Dividends paid	(3,134)	(3,060)	(2,987)

Net cash used in financing activities	(3,134)	(3,060)	(2,987)

Net change in cash and cash equivalents	(97)	1,092	(53)
Cash and cash equivalents at beginning of period	2,408	1,316	1,369

Cash and cash equivalents at end of period	$2,311	2,408	1,316

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The Board of Directors has adopted a Code of Conduct and Ethics applicable to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial and principal accounting officer, controller and other senior financial officers. The Code of Conduct and Ethics, as well as the charters for the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee, can be found by hovering over the heading “About Us” on the Company’s website, www.auburnbank.com, and then clicking on “Investor Relations”, and then clicking on “Governance Documents”. In addition, this information is available in print to any shareholder who requests it. Written requests for a copy of the Company’s Code of Conduct and Ethics or the Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee Charters may be sent to Auburn National Bancorporation, Inc., 100 N. Gay Street, Auburn, Alabama 36830, Attention: Marla Kickliter, Senior Vice President of Compliance and Internal Audit. Requests may also be made via telephone by contacting Marla Kickliter, Senior Vice President of Compliance and Internal Audit, or Laura Carrington, Vice President of Human Resources, at (334) 821-9200.

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

As of December 31, 2014 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Earnings for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, SVP, Controller and Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this annual report on Form 10-K are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 24, 2015.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr. President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 24, 2015

/S/ DAVID A. HEDGES David A. Hedges	SVP, Controller and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2015

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 24, 2015

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 24, 2015

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 24, 2015

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 24, 2015

/S/ J. E. EVANS J. E. Evans	Director	March 24, 2015

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 24, 2015

/S/ DAVID E. HOUSEL David E. Housel	Director	March 24, 2015

/S/ ANNE M. MAY Anne M. May	Director	March 24, 2015

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 24, 2015

EXHIBIT INDEX

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, SVP, Controller and Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this annual report on Form 10-K are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.