Form 10-Q
period 2015-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2015-05-01
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.01 par value per share	3,643,403 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2015	December 31, 2014

Assets:
Cash and due from banks	$14,149	$12,856
Federal funds sold	46,345	68,507
Interest bearing bank deposits	35,279	2,140

Cash and cash equivalents	95,773	83,503

Securities available-for-sale	262,141	267,603
Loans held for sale	3,549	1,974
Loans, net of unearned income	396,613	402,954
Allowance for loan losses	(4,722)	(4,836)

Loans, net	391,891	398,118

Premises and equipment, net	10,939	10,807
Bank-owned life insurance	17,743	18,004
Other real estate owned	499	534
Other assets	7,689	8,688

Total assets	$790,224	$789,231

Liabilities:
Deposits:
Noninterest-bearing	$141,576	$130,160
Interest-bearing	556,760	563,230

Total deposits	698,336	693,390
Federal funds purchased and securities sold under agreements to repurchase	4,349	4,681
Long-term debt	7,217	12,217
Accrued expenses and other liabilities	2,778	3,144

Total liabilities	712,680	713,432

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,764	3,763
Retained earnings	77,253	76,193
Accumulated other comprehensive income, net	3,127	2,443
Less treasury stock, at cost - 313,757 shares and 313,807 shares at March 31, 2015 and December 31, 2014, respectively	(6,639)	(6,639)

Total stockholders’ equity	77,544	75,799

Total liabilities and stockholders’ equity	$790,224	$789,231

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31,

(Dollars in thousands, except share and per share data)	2015	2014

Interest income:
Loans, including fees	$5,006	$4,790
Securities
Taxable	1,040	1,176
Tax-exempt	651	627
Federal funds sold and interest bearing bank deposits	39	42

Total interest income	6,736	6,635

Interest expense:
Deposits	1,102	1,257
Short-term borrowings	6	4
Long-term debt	105	104

Total interest expense	1,213	1,365

Net interest income	5,523	5,270
Provision for loan losses	—	(400)

Net interest income after provision for loan losses	5,523	5,670

Noninterest income:
Service charges on deposit accounts	206	213
Mortgage lending	334	386
Bank-owned life insurance	401	126
Other	377	338
Securities gains (losses), net:
Realized gains, net	3	26
Total other-than-temporary impairments	—	(333)

Total securities gains (losses), net	3	(307)

Total noninterest income	1,321	756

Noninterest expense:
Salaries and benefits	2,268	2,281
Net occupancy and equipment	358	352
Professional fees	201	206
FDIC and other regulatory assessments	125	145
Other real estate owned, net	17	118
Prepayment penalties on long-term debt	362	—
Other	983	846

Total noninterest expense	4,314	3,948

Earnings before income taxes	2,530	2,478
Income tax expense	668	657

Net earnings	$1,862	$1,821

Net earnings per share:
Basic and diluted	$0.51	$0.50

Weighted average shares outstanding:
Basic and diluted	3,643,365	3,643,161

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended March 31,

(Dollars in thousands)	2015	2014

Net earnings	$1,862	$1,821

Other comprehensive income, net of tax:
Unrealized net holding gain on securities	686	2,565
Reclassification adjustment for net (gain) loss on securities recognized in net earnings	(2)	194

Other comprehensive income	684	2,759

Comprehensive income	$2,546	$4,580

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Additional		Accumulated other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2013	3,957,135	$39	$3,759	$71,879	$(4,552)	$(6,640)	$64,485
Net earnings	—	—	—	1,821	—	—	1,821
Other comprehensive income	—	—	—	—	2,759	—	2,759
Cash dividends paid ($0.215 per share)	—	—	—	(782)	—	—	(782)
Sale of treasury stock (55 shares)	—	—	1	—	—	—	1

Balance, March 31, 2014	3,957,135	$39	$3,760	$72,918	$(1,793)	$(6,640)	$68,284

Balance, December 31, 2014	3,957,135	$39	$3,763	$76,193	$2,443	$(6,639)	$75,799
Net earnings	—	—	—	1,862	—	—	1,862
Other comprehensive income	—	—	—	—	684	—	684
Cash dividends paid ($0.22 per share)	—	—	—	(802)	—	—	(802)
Sale of treasury stock (50 shares)	—	—	1	—	—	—	1

Balance, March 31, 2015	3,957,135	$39	$3,764	$77,253	$3,127	$(6,639)	$77,544

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,

(In thousands)	2015	2014

Cash flows from operating activities:
Net earnings	$1,862	$1,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	—	(400)
Depreciation and amortization	242	182
Premium amortization and discount accretion, net	385	392
Net (gain) loss on securities available-for-sale	(3)	307
Net gain on sale of loans held for sale	(258)	(240)
Increase in MSR valuation allowance	10	—
Net loss on other real estate owned	5	126
Loss on prepayment of long-term debt	362	—
Loans originated for sale	(19,148)	(8,848)
Proceeds from sale of loans	17,720	10,037
Increase in cash surrender value of bank-owned life insurance	(125)	(126)
Income recognized from death benefit on bank-owned life insurance	(276)	—
Net decrease in other assets	365	281
Net (decrease) increase in accrued expenses and other liabilities	(365)	45

Net cash provided by operating activities	776	3,577

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	7,760	10,119
Purchase of securities available-for-sale	(1,596)	(15,217)
Decrease in loans, net	6,227	5,717
Net purchases of premises and equipment	(230)	—
Proceeds from bank-owned life insurance death benefit	662	—
Decrease in FHLB stock	191	235
Proceeds from sale of other real estate owned	30	762

Net cash provided by investing activities	13,044	1,616

Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	11,416	(113)
Net (decrease) increase in interest-bearing deposits	(6,470)	18,357
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(332)	(97)
Repayments or retirement of long-term debt	(5,362)	—
Dividends paid	(802)	(782)

Net cash (used in) provided by financing activities	(1,550)	17,365

Net change in cash and cash equivalents	12,270	22,558
Cash and cash equivalents at beginning of period	83,503	54,222

Cash and cash equivalents at end of period	$95,773	$76,780

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,360	$1,418
Income taxes	391	156
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	115

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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2015. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first quarter of 2015, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

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

ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, amends the criteria a company must meet to elect to account for investments in qualified affordable housing projects using a method other than the cost or equity methods. If the criteria are met, a company is permitted to amortize the initial investment cost in proportion to and over the same period as the total tax benefits the company expects to receive. The amortization of the initial investment cost and tax benefits are to be recorded in the income tax expense line. The Update also requires new disclosures about all investments in qualified affordable housing projects regardless of the accounting method used. These changes were effective for the Company in the first quarter of 2015. Adoption of this ASU did not have a material impact on the consolidated financial statements of the Company.

ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, clarifies the timing of when a creditor is considered to have taken physical possession of residential real estate collateral for a consumer mortgage loan, resulting in the reclassification of the loan receivable to real estate owned. A creditor has taken physical possession of the property when either (1) the creditor obtains legal title through foreclosure, or (2) the borrower transfers all interests in the property to the creditor via a deed in lieu of foreclosure or a similar legal agreement. The Update also requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in residential real estate mortgage loans that are in the process of foreclosure. These changes were effective for the Company in the first quarter of 2015. Adoption of this ASU did not have a material impact on the consolidated financial statements of the Company.

ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, changes the definition and reporting requirements for discontinued operations. Under the new guidance, an entity’s disposal of a component or group of components must be reported in discontinued operations if the disposal is a strategic shift that has or will have a significant effect on the entity’s operations and financial results. Major strategic shifts include disposals of a major geographic area or line of business. This guidance also requires new disclosures on discontinued operations. These changes were effective for the Company in the first quarter 2015. Adoption of this ASU did not have a material impact on the consolidated financial statements of the Company.

ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, changes current accounting and expands secured borrowing accounting for repurchase-to-maturity transactions and repurchase financings. This guidance requires new disclosures for certain repurchase agreements and similar transactions that identify which items are accounted for as secured borrowings and which items are accounted for as sales. These changes were effective for the Company in the first quarter 2015. Adoption of this ASU did not have a material impact on the consolidated financial statements of the Company.

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2015 and 2014, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2015 and 2014, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective periods are presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2015	2014

Basic and diluted:
Net earnings	$1,862	$1,821
Weighted average common shares outstanding	3,643,365	3,643,161

Earnings per share	$0.51	$0.50

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At March 31, 2015, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of March 31, 2015.

	Maximum	Liability
(Dollars in thousands)	Loss Exposure	Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: SECURITIES

At March 31, 2015 and December 31, 2014, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2015 and December 31, 2014, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

March 31, 2015
Agency obligations (a)	$—	31,209	15,026	14,626	60,861	687	429	$60,603
Agency RMBS (a)	—	2,239	13,839	113,915	129,993	1,894	459	128,558
State and political subdivisions	—	502	14,782	56,003	71,287	3,319	54	68,022

Total available-for-sale	$—	33,950	43,647	184,544	262,141	5,900	942	$257,183

December 31, 2014
Agency obligations (a)	$—	30,947	14,869	14,433	60,249	375	830	$60,704
Agency RMBS (a)	—	—	14,523	120,520	135,043	1,597	616	134,062
State and political subdivisions	—	502	15,520	56,289	72,311	3,379	34	68,966

Total available-for-sale	$—	31,449	44,912	191,242	267,603	5,351	1,480	$263,732

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $127.0 million and $132.2 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million and $1.6 million at March 31, 2015 and December 31, 2014, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2015 and December 31, 2014, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2015:
Agency obligations	$—	—	24,527	429	$ 24,527	429
Agency RMBS	25,838	164	20,287	295	46,125	459
State and political subdivisions	3,294	54	—	—	3,294	54

Total	$29,132	218	44,814	724	$ 73,946	942

December 31, 2014:
Agency obligations	$—	—	24,126	830	$ 24,126	830
Agency RMBS	9,078	22	42,744	594	51,822	616
State and political subdivisions	4,257	34	—	—	4,257	34

Total	$13,335	56	66,870	1,424	$ 80,205	1,480

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

Cost-method investments

At March 31, 2015, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At March 31, 2015 and December 31, 2014, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the quarters ended March 31, 2015 and March 31, 2014, respectively.

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended March 31,
(Dollars in thousands)	2015	2014

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Agency RMBS	$—	$333

Total debt securities	—	333

Total other-than-temporary impairment charges (included in earnings)	$—	$333

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Securities with intent to sell	$—	$333

Total other-than-temporary impairment on debt securities	$—	$333

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended March 31,

(Dollars in thousands)	2015	2014

Gross realized gains	$3	$26

Realized gains, net	$3	$26

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	March 31, 2015	December 31, 2014

Commercial and industrial	$52,536	$54,329
Construction and land development	37,925	37,298
Commercial real estate:
Owner occupied	43,356	52,296
Other	139,515	139,710

Total commercial real estate	182,871	192,006
Residential real estate:
Consumer mortgage	65,997	66,489
Investment property	45,268	41,152

Total residential real estate	111,265	107,641
Consumer installment	12,478	12,335

Total loans	397,075	403,609
Less: unearned income	(462)	(655)

Loans, net of unearned income	$396,613	$402,954

Loans secured by real estate were approximately 83.6% of the Company’s total loan portfolio at March 31, 2015. At March 31, 2015, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

In accordance with ASC 310, a portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. As part of the Company’s quarterly assessment of the allowance, the loan portfolio is disaggregated into the following portfolio segments: commercial and industrial, construction and land development, commercial real estate, residential real estate, and consumer installment. Where appropriate, the Company’s loan portfolio segments are further disaggregated into classes. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and determining credit risk.

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

Construction and land development (“C&D”) — includes both loans and credit lines for the purpose of purchasing, carrying, and developing land into commercial developments or residential subdivisions. Also included are loans and lines for construction of residential, multi-family, and commercial buildings. Generally the primary source of repayment is dependent upon the sale or refinance of the real estate collateral.

Commercial real estate (“CRE”) — includes loans disaggregated into two classes: (1) owner occupied and (2) other.

•	Owner occupied – includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers. Generally the primary source of repayment is the cash flow from business operations and activities of the borrower, who owns the property.

•	Other – primarily includes loans to finance income-producing commercial and multi-family properties that are not owner occupied. Loans in this class include loans for neighborhood retail centers, hotels, medical and professional offices, single retail stores, industrial buildings, warehouses, and apartments leased generally to local businesses and residents. Generally the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.

Residential real estate (“RRE”) — includes loans disaggregated into two classes: (1) consumer mortgage and (2) investment property.

•	Consumer mortgage – primarily includes first or second lien mortgages and home equity lines of credit to consumers that are secured by a primary residence or second home. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value.

•	Investment property – primarily includes loans to finance income-producing 1-4 family residential properties. Generally the primary source of repayment is dependent upon income generated from leasing the property securing the loan. The underwriting of these loans takes into consideration the rental rates and property value, as well as the financial health of the borrower.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio segment and class as of March 31, 2015 and December 31, 2014.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

March 31, 2015:
Commercial and industrial	$52,401	82	2	52,485	51	$52,536
Construction and land development	36,988	319	—	37,307	618	37,925
Commercial real estate:
Owner occupied	42,951	—	—	42,951	405	43,356
Other	139,515	—	—	139,515	—	139,515

Total commercial real estate	182,466	—	—	182,466	405	182,871
Residential real estate:
Consumer mortgage	64,952	1,018	—	65,970	27	65,997
Investment property	44,719	399	—	45,118	150	45,268

Total residential real estate	109,671	1,417	—	111,088	177	111,265
Consumer installment	12,453	25	—	12,478	—	12,478

Total	$393,979	1,843	2	395,824	1,251	$397,075

December 31, 2014:
Commercial and industrial	$54,106	168	—	54,274	55	$54,329
Construction and land development	36,483	210	—	36,693	605	37,298
Commercial real estate:
Owner occupied	51,832	201	—	52,033	263	52,296
Other	139,710	—	—	139,710	—	139,710

Total commercial real estate	191,542	201	—	191,743	263	192,006
Residential real estate:
Consumer mortgage	64,713	1,736	—	66,449	40	66,489
Investment property	40,503	495	—	40,998	154	41,152

Total residential real estate	105,216	2,231	—	107,447	194	107,641
Consumer installment	12,290	45	—	12,335	—	12,335

Total	$399,637	2,855	—	402,492	1,117	$403,609

Allowance for Loan Losses

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off, in whole or in part, when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred, which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

The Company deems loans impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan. The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, the impairment measurement is based on the fair value of the collateral, less estimated disposal costs.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2015 and December 31, 2014, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several “qualitative and environmental” factors. The allocation for qualitative and environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures, and other influencing factors. These qualitative and environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above, is increased or decreased based on the incremental assessment of these factors.

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2014, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. Beginning with the quarter ended June 30, 2014, the Company calculated average losses for all loan segments using a rolling 20 quarter historical period and continues to use this methodology.

Prior to June 30, 2014, the Company calculated average losses for all loan segments using a rolling 8 quarter historical period (except for the commercial real estate loan segment, which used a 6 quarter historical period). If the Company continued to calculate average losses for all loan segments other than commercial real estate using a rolling 8 quarter historical period and for the commercial real estate segment using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.0 million at June 30, 2014. Other than the changes discussed above, the Company has not made any material changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	March 31, 2015
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$639	974	1,928	1,119	176	$4,836
Charge-offs	(58)	—	—	(60)	(17)	(135)
Recoveries	1	5	—	14	1	21

Net (charge-offs) recoveries	(57)	5	—	(46)	(16)	(114)
Provision for loan losses	62	(149)	(40)	80	47	—

Ending balance	$644	830	1,888	1,153	207	$4,722

	March 31, 2014
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$386	366	3,186	1,114	216	5,268
Charge-offs	—	(236)	—	(31)	(36)	$(303)
Recoveries	4	2	118	16	6	$146

Net recoveries (charge-offs)	4	(234)	118	(15)	(30)	(157)
Provision for loan losses	92	82	(811)	157	80	$(400)

Ending balance	$482	214	2,493	1,256	266	$4,711

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2015 and 2014.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

March 31, 2015:
Commercial and industrial	$644	52,475	—	61	644	52,536
Construction and land development	830	37,307	—	618	830	37,925
Commercial real estate	1,704	181,192	184	1,679	1,888	182,871
Residential real estate	1,153	110,356	—	909	1,153	111,265
Consumer installment	207	12,478	—	—	207	12,478

Total	$4,538	393,808	184	3,267	4,722	397,075

March 31, 2014:
Commercial and industrial	$482	54,520	—	112	482	54,632
Construction and land development	214	29,904	—	1,371	214	31,275
Commercial real estate	2,314	176,548	179	2,173	2,493	178,721
Residential real estate	1,256	100,529	—	904	1,256	101,433
Consumer installment	266	11,766	—	—	266	11,766

Total	$4,532	373,267	179	4,560	4,711	377,827

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
March 31, 2015:
Commercial and industrial	$47,816	4,284	385	51	$52,536
Construction and land development	36,505	34	768	618	37,925
Commercial real estate:
Owner occupied	41,017	1,709	225	405	43,356
Other	136,637	2,223	655	—	139,515

Total commercial real estate	177,654	3,932	880	405	182,871
Residential real estate:
Consumer mortgage	59,567	1,964	4,439	27	65,997
Investment property	43,342	533	1,243	150	45,268

Total residential real estate	102,909	2,497	5,682	177	111,265
Consumer installment	12,293	73	112	—	12,478

Total	$377,177	10,820	7,827	1,251	$397,075

December 31, 2014:
Commercial and industrial	$49,550	4,348	376	55	$54,329
Construction and land development	35,911	226	556	605	37,298
Commercial real estate:
Owner occupied	49,900	1,905	228	263	52,296
Other	136,801	2,253	656	—	139,710

Total commercial real estate	186,701	4,158	884	263	192,006
Residential real estate:
Consumer mortgage	59,646	1,912	4,891	40	66,489
Investment property	39,348	624	1,026	154	41,152

Total residential real estate	98,994	2,536	5,917	194	107,641
Consumer installment	12,200	21	114	—	12,335

Total	$383,356	11,289	7,847	1,117	$403,609

Impaired loans

The following tables present details related to the Company’s impaired loans. Loans that have been fully charged-off do not appear in the following tables. The related allowance generally represents the following components that correspond to impaired loans:

•	Individually evaluated impaired loans equal to or greater than $500,000 secured by real estate (nonaccrual construction and land development, commercial real estate, and residential real estate loans).

•	Individually evaluated impaired loans equal to or greater than $250,000 not secured by real estate (nonaccrual commercial and industrial and consumer installment loans).

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at March 31, 2015 and December 31, 2014.

	March 31, 2015

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$61	—	61
Construction and land development	2,609	(1,991)	618
Commercial real estate:
Owner occupied	321	(70)	251

Total commercial real estate	321	(70)	251
Residential real estate:
Consumer mortgages	928	(169)	759
Investment property	179	(29)	150

Total residential real estate	1,107	(198)	909

Total	$4,098	(2,259)	1,839

With allowance recorded:
Commercial real estate:
Owner occupied	836	—	836	92
Other	592	—	592	92

Total commercial real estate	1,428	—	1,428	184

Total	$1,428	—	1,428	$184

Total impaired loans	$5,526	(2,259)	3,267	$184

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2014

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance
With no allowance recorded:
Commercial and industrial	$70	—	70
Construction and land development	2,822	(2,217)	605
Commercial real estate:
Owner occupied	331	(68)	263

Total commercial real estate	331	(68)	263
Residential real estate:
Consumer mortgages	934	(192)	742
Investment property	180	(26)	154

Total residential real estate	1,114	(218)	896

Total	$4,337	(2,503)	1,834

With allowance recorded:
Commercial real estate:
Owner occupied	846	—	846		102
Other	591	—	591		92

Total commercial real estate	1,437	—	1,437		194

Total	$1,437	—	1,437	$	194

Total impaired loans	$5,774	(2,503)	3,271	$	194

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended March 31, 2015		Quarter ended March 31, 2014
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized
Impaired loans:
Commercial and industrial	$67	$1	$116	$2
Construction and land development	616	—	1,508	—
Commercial real estate:
Owner occupied	1,099	12	1,648	12
Other	591	10	1,026	9

Total commercial real estate	1,690	22	2,674	21
Residential real estate:
Consumer mortgages	751	15	742	—
Investment property	153	—	170	—

Total residential real estate	904	15	912	—

Total	$3,277	$38	$5,210	$23

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business, management may grant concessions to borrowers that are experiencing financial difficulty. A concession may include, but is not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date, or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect all amounts due, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. In making the determination of whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of March 31, 2015 and December 31, 2014.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

March 31, 2015
Commercial and industrial	$61	—	61	$—
Construction and land development	—	618	618	—
Commercial real estate:
Owner occupied	836	251	1,087	92
Other	592	—	592	92

Total commercial real estate	1,428	251	1,679	184
Residential real estate:
Consumer mortgages	759	—	759	—
Investment property	—	150	150	—

Total residential real estate	759	150	909	—

Total	$2,248	1,019	3,267	$184

December 31, 2014
Commercial and industrial	$70	—	70	$—
Construction and land development	—	605	605	—
Commercial real estate:
Owner occupied	846	263	1,109	102
Other	591	—	591	92

Total commercial real estate	1,437	263	1,700	194
Residential real estate:
Consumer mortgages	742	—	742	—
Investment property	—	154	154	—

Total residential real estate	742	154	896	—

Total	$2,249	1,022	3,271	$194

At March 31, 2015, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	March 31, 2015			March 31, 2014
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment
TDRs:
Construction and land development	1	$116	113	—	$—	—
Commercial real estate:
Other	1	592	592	—	—	—

Total commercial real estate	1	592	592	—	—	—
Residential real estate:

Total	2	$708	705	—	$—	—

The majority of the loans modified in a TDR during the quarters ended March 31, 2015 and 2014, respectively, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended March 31, 2015		Quarter ended March 31, 2014
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)
TDRs:
Commercial real estate:
Owner occupied	1	$261	—	$—

Total commercial real estate	1	261	—	—
Residential real estate:
Investment property	1	150	—	—

Total residential real estate	1	150	—	—

Total	2	$411	—	$—

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2015 and 2014 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2015	2014
MSRs, net:
Beginning balance	$2,388	$2,350
Additions, net	111	98
Amortization expense	(134)	(80)
Increase in MSR valuation allowance	(10)	—

Ending balance	$2,355	$2,368

Valuation allowance included in MSRs, net:
Beginning of period	$53	$—
End of period	63	—

Fair value of amortized MSRs:
Beginning of period	$3,238	$3,452
End of period	3,066	3,886

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

A summary of the Company’s interest rate swap agreements at March 31, 2015 and December 31, 2014 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value
March 31, 2015:
Pay fixed / receive variable	$4,579	—	613
Pay variable / receive fixed	4,579	613	—

Total interest rate swap agreements	$9,158	613	613

December 31, 2014:
Pay fixed / receive variable	$4,667	—	634
Pay variable / receive fixed	4,667	634	—

Total interest rate swap agreements	$9,334	634	634

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the quarter ended March 31, 2015, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis

Securities available-for-sale

Fair values of securities available for sale were primarily measured using Level 2 inputs. For these securities, the Company obtains pricing from third party pricing services. These third party pricing services consider observable data that may include broker/dealer quotes, market spreads, cash flows, benchmark yields, reported trades for similar securities, market consensus prepayment speeds, credit information, and the securities’ terms and conditions. On a quarterly basis, management reviews the pricing received from the third party pricing services for reasonableness given current market conditions. As part of its review, management may obtain non-binding third party broker quotes to validate the fair value measurements. In addition, management will periodically submit pricing provided by the third party pricing services to another independent valuation firm on a sample basis. This independent valuation firm will compare the price provided by the third party pricing service with its own price and will review the significant assumptions and valuation methodologies used with management.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:
Securities available-for-sale:
Agency obligations	$60,861	—	60,861	—
Agency RMBS	129,993	—	129,993	—
State and political subdivisions	71,287	—	71,287	—

Total securities available-for-sale	262,141	—	262,141	—
Other assets (1)	613	—	613	—

Total assets at fair value	$262,754	—	262,754	—

Other liabilities(1)	$613	—	613	—

Total liabilities at fair value	$613	—	613	—

December 31, 2014:
Securities available-for-sale:
Agency obligations	$60,249	—	60,249	—
Agency RMBS	135,043	—	135,043	—
State and political subdivisions	72,311	—	72,311	—

Total securities available-for-sale	267,603	—	267,603	—
Other assets (1)	634	—	634	—

Total assets at fair value	$268,237	—	268,237	—

Other liabilities(1)	$634	—	634	—

Total liabilities at fair value	$634	—	634	—

(1)	Represents the fair value of interest rate swap agreements.

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

Mortgage servicing rights, net

Mortgage servicing rights, net, included in other assets on the accompanying consolidated balance sheets, are carried at the lower of cost or estimated fair value. MSRs do not trade in an active market with readily observable prices. To determine the fair value of MSRs, the Company engages an independent third party. The independent third party’s valuation model calculates the present value of estimated future net servicing income using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Periodically, the Company will review broker surveys and other market research to validate significant assumptions used in the model. The significant unobservable inputs include prepayment speeds or the constant prepayment rate (“CPR”) and the weighted average discount rate. Because the valuation of MSRs requires the use of significant unobservable inputs, all of the Company’s MSRs are classified within Level 3 of the valuation hierarchy.

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:
Loans held for sale	$3,549	—	3,549	—
Loans, net(1)	3,083	—	—	3,083
Other real estate owned	499	—	—	499
Other assets (2)	2,355	—	—	2,355

Total assets at fair value	$9,486	—	3,549	5,937

December 31, 2014:
Loans held for sale	$1,974	—	1,974	—
Loans, net(1)	3,077	—	—	3,077
Other real estate owned	534	—	—	534
Other assets (2)	2,388	—	—	2,388

Total assets at fair value	$7,973	—	1,974	5,999

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At March 31, 2015, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:

Impaired loans	$3,083	Appraisal	Appraisal discounts (%)	16.9%

Other real estate owned	499	Appraisal	Appraisal discounts (%)	26.7%

Mortgage servicing rights, net	2,355	Discounted cash flow	Prepayment speed or CPR (%)	10.5%

			Discount rate (%)	10.0%

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

Loans held for sale

Fair values of loans held for sale are determined using quoted secondary market prices for similar loans.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

March 31, 2015:
Financial Assets:
Loans, net (1)	$391,891	$401,679	$—	$—	$401,679
Loans held for sale	3,549	3,647	—	3,647	—
Financial Liabilities:
Time Deposits	$238,670	$241,216	$—	$241,216	$—
Long-term debt	7,217	7,217	—	7,217	—

December 31, 2014:
Financial Assets:
Loans, net (1)	$398,118	$407,839	$—	$—	$407,839
Loans held for sale	1,974	2,044	—	2,044	—
Financial Liabilities:
Time Deposits	$249,126	$251,365	$—	$251,365	$—
Long-term debt	12,217	12,558	—	12,558	—

(1)  Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2015 and 2014, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules, and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable and the timing of dispositions of assets by the FDIC where we may have a participation or other interest;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values, and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses and other estimates;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

•	the risk that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•	the other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent quarterly and current reports. See Part II, Item 1A, “RISK FACTORS”.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Hurtsboro, Notasulga, and Valley, Alabama. In-store branches are located in the Kroger in Opelika and Wal-Mart SuperCenter stores in both Auburn and Opelika. The Bank also operates a commercial loan production office in Phenix City, Alabama.

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share data)	2015	2014

Net interest income (a)	$5,858	$5,594
Less: tax-equivalent adjustment	335	324

Net interest income (GAAP)	5,523	5,270
Noninterest income	1,321	756

Total revenue	6,844	6,026
Provision for loan losses	—	(400)
Noninterest expense	4,314	3,948
Income tax expense	668	657

Net earnings	$1,862	$1,821

Basic and diluted earnings per share	$0.51	$0.50

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $1.9 million for the first quarter of 2015, compared to $1.8 million for the first quarter of 2014. Basic and diluted earnings per share were $0.51 per share for the first quarter of 2015, compared to $0.50 per share for the first quarter of 2014.

Net interest income (tax-equivalent) was $5.9 million for the first quarter of 2015, an increase of 5% compared to the first quarter of 2014. This increase reflects management’s efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding. Average loans were $400.2 million in the first quarter of 2015, an increase of $22.8 million or 6%, from the first quarter of 2014. Average deposits were $705.7 million in the first quarter of 2015, an increase of $27.4 million or 4%, from the first quarter of 2014.

The Company recorded no provision for loan losses for the first quarter of 2015, compared to a negative provision of $0.4 million for the first quarter of 2014. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs.

Noninterest income was $1.3 million for the first quarter of 2015, compared to $0.8 million in the first quarter of 2014. The increase was primarily due to an increase in income from bank-owned life insurance of $0.3 million related to death benefits recognized in the first quarter of 2015 and an increase in net securities gains (losses) of $0.3 million due to other-than-temporary impairment charges recognized in the first quarter of 2014 related to available-for-sale, agency residential mortgage-backed securities the Company intended to sell at March 31, 2014 and subsequently sold in early April 2014.

Noninterest expense was $4.3 million in the first quarter of 2015, compared to $3.9 million in the first quarter of 2014. The increase was primarily due to an increase in prepayment penalties on long-term debt. The Company incurred prepayment penalties of $0.4 million during the first quarter of 2015 when the company repaid $5.0 million of long-term debt with a weighted average interest rate of 3.59%, compared to none during the first quarter of 2014.

Income tax expense was $0.7 million for the first quarter of 2015 and 2014. The Company’s income tax expense for the first quarter of 2015 reflects an effective income tax rate of 26.40%, compared to 26.51% for the first quarter of 2014. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

In the first quarter of 2015, the Company paid cash dividends of $0.8 million, or $0.22 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.84% and a Tier 1 leverage ratio of 10.13% at March 31, 2015.

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

Allowance for Loan Losses

The Company assesses the adequacy of its allowance for loan losses prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolio, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors, including regulatory recommendations. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Loans are charged off, in whole or in part, when management believes that the full collectability of the loan is unlikely. A loan may be partially charged-off after a “confirming event” has occurred, which serves to validate that full repayment pursuant to the terms of the loan is unlikely.

The Company deems loans impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Collection of all amounts due according to the contractual terms means that both the interest and principal payments of a loan will be collected as scheduled in the loan agreement.

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan. The impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected future cash flows discounted at the loan’s effective interest rate, or if the loan is collateral dependent, the impairment measurement is based on the fair value of the collateral, less estimated disposal costs.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2015 and December 31, 2014, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several “qualitative and environmental” factors. The allocation for qualitative and environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures, and other influencing factors. These qualitative and environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above, is increased or decreased based on the incremental assessment of these factors.

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2014, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. Beginning with the quarter ended June 30, 2014, the Company calculated average losses for all loan segments using a rolling 20 quarter historical period and continues to use this methodology.

Prior to June 30, 2014, the Company calculated average losses for all loan segments using a rolling 8 quarter historical period (except for the commercial real estate loan segment, which used a 6 quarter historical period). If the Company continued to calculate average losses for all loan segments other than commercial real estate using a rolling 8 quarter historical period and for the commercial real estate segment using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.0 million at June 30, 2014. Other than the changes discussed above, the Company has not made any material changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Fair values are based on active market prices of identical assets or liabilities when available. Comparable assets or liabilities or a composite of comparable assets in active markets are used when identical assets or liabilities do not have readily available active market pricing. However, some of the Company’s assets or liabilities lack an available or comparable trading market characterized by frequent transactions between willing buyers and sellers. In these cases, fair value is estimated using pricing models that use discounted cash flows and other pricing techniques. Pricing models and their underlying assumptions are based upon management’s best estimates for appropriate discount rates, default rates, prepayments, market volatility, and other factors, taking into account current observable market data and experience.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2015		2014
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$403,109	5.04%	$378,780	5.13%
Securities - taxable	196,234	2.15%	206,630	2.31%
Securities - tax-exempt	68,034	5.88%	61,383	6.28%

Total securities	264,268	3.11%	268,013	3.22%
Federal funds sold	74,514	0.19%	55,120	0.18%
Interest bearing bank deposits	13,408	0.12%	7,700	0.90%

Total interest-earning assets	755,299	3.80%	709,613	3.98%

Deposits:
NOW	114,675	0.30%	106,331	0.32%
Savings and money market	211,797	0.43%	189,601	0.51%
Certificates of deposits less than $100,000	95,460	1.08%	104,646	1.21%
Certificates of deposits and other time deposits of $100,000 or more	147,750	1.47%	157,431	1.60%

Total interest-bearing deposits	569,682	0.78%	558,009	0.91%
Short-term borrowings	4,661	0.52%	3,478	0.47%
Long-term debt	11,550	3.69%	12,217	3.45%

Total interest-bearing liabilities	585,893	0.84%	573,704	0.96%

Net interest income and margin (tax-equivalent)	$5,858	3.15%	$5,594	3.20%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $5.9 million for the first quarter of 2015, compared to $5.6 million for the first quarter of 2014. This increase reflects management’s efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding.

The tax-equivalent yield on total interest-earning assets decreased by 18 basis points in the first quarter of 2015 from the first quarter of 2014 to 3.80%. This decrease was primarily due to declining yields on securities and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 12 basis points in the first quarter of 2015 from the first quarter of 2014 to 0.84%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first quarter of 2015, compared to a negative provision of $0.4 million for the first quarter of 2014. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.19% at March 31, 2015, compared to 1.20% at December 31, 2014. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry conditions) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2015	2014

Service charges on deposit accounts	$206	$213
Mortgage lending income	334	386
Bank-owned life insurance	401	126
Securities gains (losses), net	3	(307)
Other	377	338

Total noninterest income	$1,321	$756

Service charges on deposit accounts decreased primarily due to a decline in insufficient funds charges, reflecting changes in customer behavior and spending patterns.

The Company’s income from mortgage lending was primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees, and other fees associated with the origination of loans, which are netted against the commission expense associated with these originations. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either sell or retain the associated mortgage servicing rights (“MSRs”) when the loan is sold.

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2015	2014

Origination income, net	$258	$240
Servicing fees, net	86	146
Increase in MSR valuation allowance	(10)	—

Total mortgage lending income	$334	$386

The decrease in mortgage lending income was primarily due to a decrease in servicing fees, net of related amortization expense. Although servicing fees were largely unchanged, amortization expense increased due to faster prepayment speeds.

Income from bank-owned life insurance increased primarily due to non-taxable death benefits received in the first quarter of 2015. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Net securities gains (losses) consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Gross realized gains were approximately $3,000 and $26,000 respectively, for the first quarter of 2015 and of 2014. The Company recorded an other-than-temporary impairment charge of $333,000 in the first quarter of 2014 related to securities that management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold available-for-sale agency residential mortgage-backed securities (“RMBS”) with a fair value of $18.9 million and realized the expected loss of approximately $333,000. The Company incurred no other-than-temporary impairment charges in the first quarter of 2015.

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2015	2014

Salaries and benefits	$2,268	$2,281
Net occupancy and equipment	358	352
Professional fees	201	206
FDIC and other regulatory assessments	125	145
Other real estate owned, net	17	118
Prepayment penalties on long-term debt	362	—
Other	983	846

Total noninterest expense	$4,314	$3,948

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s quarterly assessment rate as several variables utilized by the FDIC in calculating our deposit insurance assessments improved.

The decrease in OREO expense, net was primarily due to a decrease in write-downs related to OREO.

During the first quarter of 2015, the Company repaid $5.0 million of long-term debt with a weighted average interest rate of 3.59% and incurred prepayment penalties of $0.4 million.

The increase in other noninterest expense was due to various items, including computer software and marketing and business development expenses.

Income Tax Expense

Income tax expense was $0.7 million for the first quarter of 2015 and 2014. The Company’s income tax expense for the first quarter of 2015 reflects an effective income tax rate of 26.40%, compared to 26.51% for the first quarter of 2014. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $262.1 million at March 31, 2015, a decrease of $5.5 million, or 2%, compared to $267.6 million at December 31, 2014. This decline was primarily due to a decrease of $6.6 million in the amortized cost basis of securities available-for-sale as proceeds from sales, calls, and maturities were not reinvested. This decrease was partially offset by changes in unrealized gains (losses) on securities available-for-sale of $1.1 million, reflecting price gains as long-term interest rates decreased during the first quarter of 2015.

The average tax-equivalent yields earned on total securities were 3.11% in the first quarter of 2015 and 3.22% in the first quarter of 2014.

Loans

	2015	2014
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$52,536	54,329	52,868	52,054	54,632
Construction and land development	37,925	37,298	34,189	32,461	31,275
Commercial real estate	182,871	192,006	190,077	187,241	178,721
Residential real estate	111,265	107,641	106,555	102,921	101,433
Consumer installment	12,478	12,335	11,535	11,686	11,766

Total loans	397,075	403,609	395,224	386,363	377,827
Less: unearned income	(462)	(655)	(622)	(537)	(477)

Loans, net of unearned income	$396,613	402,954	394,602	385,826	377,350

Total loans, net of unearned income, were $396.6 million at March 31, 2015, compared to $403.0 million at December 31, 2014. This decrease was primarily due to loan payoffs in the commercial real estate portfolio segment. Four loan categories represented the majority of the loan portfolio at March 31, 2015: commercial real estate (46%), residential real estate (28%), construction and land development (10%) and commercial and industrial (13%). Approximately 24% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2015.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $16.3 million, or 4% of total loans, at March 31, 2015, compared to $16.5 million, or 4% of total loans, at December 31, 2014. For residential real estate mortgage loans with a consumer purpose, approximately $1.8 million and $1.9 million required interest-only payments at March 31, 2015 and December 31, 2014, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.5 million at March 31, 2015 and December 31, 2014. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “Critical Accounting Policies – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.04% in the first quarter of 2015 and 5.13% in the first quarter of 2014.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $16.9 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $15.2 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2015, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at March 31, 2015 (and related balances at December 31, 2014).

	March 31,	December 31,
(In thousands)	2015	2014

Lessors of 1 to 4 family residential properties	$45,268	$41,152
Multi-family residential properties	35,683	35,961
Shopping centers	28,953	30,016

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At March 31, 2015 and December 31, 2014, the allowance for loan losses was $4.7 million and $4.8 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2015 and the previous four quarters is presented below.

	2015	2014
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,836	4,754	4,728	4,711	5,268
Charge-offs:
Commercial and industrial	(58)	—	—	(46)	—
Construction and land development	—	1	—	—	(236)
Residential real estate	(60)	(79)	(287)	(41)	(31)
Consumer installment	(17)	(6)	(39)	(8)	(36)

Total charge-offs	(135)	(84)	(326)	(95)	(303)
Recoveries	21	16	52	112	146

Net (charge-offs) recoveries	(114)	(68)	(274)	17	(157)
Provision for loan losses	—	150	300	—	(400)

Ending balance	$4,722	4,836	4,754	4,728	4,711

as a % of loans	1.19%	1.20	1.20	1.23	1.25
as a % of nonperforming loans	377%	433	281	169	148
Net charge-offs (recoveries) as % of average loans (a)	0.11%	0.07	0.28	(0.02)	0.17

(a) Net charge-offs (recoveries) are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.19% at March 31, 2015, compared to 1.20% at December 31, 2014. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for losses based on their judgement about information available to them at the time of their examinations.

At March 31, 2015, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 377%, compared to 433% at December 31, 2014.

At March 31, 2015 and December 31, 2014, the Company’s recorded investment in loans considered impaired was $3.3 million, with a corresponding valuation allowance (included in the allowance for loan losses) of $0.2 million.

Nonperforming Assets

At March 31, 2015 and December 31, 2014, respectively, the Company had $1.8 million and $1.7 million in nonperforming assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2015 and the previous four quarters.

	2015	2014
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$1,251	1,117	1,690	2,804	3,188
Other real estate owned	499	534	1,215	1,584	3,111

Total nonperforming assets	$1,750	1,651	2,905	4,388	6,299

as a % of loans and other real estate owned	0.44%	0.41	0.73	1.13	1.66
as a % of total assets	0.22%	0.21	0.37	0.57	0.81
Nonperforming loans as a % of total loans	0.32%	0.28	0.43	0.73	0.84
Accruing loans 90 days or more past due	$2	—	76	71	131

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2015 and the previous four quarters.

	2015	2014
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$51	55	56	52	54
Construction and land development	618	605	615	963	1,371
Commercial real estate	405	263	482	486	710
Residential real estate	177	194	533	1,303	1,046
Consumer installment	—	—	4	—	7

Total nonaccrual loans	$1,251	1,117	1,690	2,804	3,188

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At March 31, 2015 and December 31, 2014, respectively, the Company had $1.3 million and $1.1 million in loans on nonaccrual.

At March 31, 2015, there were $2,000 in loans 90 days or more past due and still accruing interest compared to none at December 31, 2014.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2015 and the previous four quarters.

	2015	2014
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Buildings	$—	—	—	—	1,515
Developed lots	252	252	882	1,260	1,260
Residential	247	282	333	324	336

Total other real estate owned	$499	534	1,215	1,584	3,111

At March 31, 2015 and December 31, 2014, respectively, the Company held $0.5 million in OREO, which we acquired from borrowers.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower have caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $7.8 million, or 2.0% of total loans at both March 31, 2015 and December 31, 2014.

The table below provides information concerning the composition of performing potential problem loans for the first quarter of 2015 and the previous four quarters.

	2015	2014
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$385	376	429	397	449
Construction and land development	768	556	567	575	678
Commercial real estate	880	884	887	975	1,211
Residential real estate	5,682	5,917	5,898	4,754	5,913
Consumer installment	112	114	116	111	106

Total potential problem loans	$7,827	7,847	7,897	6,812	8,357

At March 31, 2015, approximately $1.3 million, or 18.1%, of total potential problem loans were past due at least 30 days, but less than 90 days. At March 31, 2015, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the first quarter of 2015 and the previous four quarters.

	2015	2014
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$82	168	245	277	191
Construction and land development	319	210	190	192	157
Commercial real estate	—	201	203	—	461
Residential real estate	1,417	2,231	221	832	1,834
Consumer installment	25	45	59	110	86

Total	$1,843	2,855	918	1,411	2,729

Deposits

Total deposits were $698.3 million at March 31, 2015, compared to $693.4 million at December 31, 2014. Noninterest bearing deposits were $141.6 million, or 20.3% of total deposits, at March 31, 2015, compared to $130.2 million, or 18.8% of total deposits at December 31, 2014.

The average rate paid on total interest-bearing deposits was 0.78% in the first quarter of 2015 and 0.91% in the first quarter of 2014.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at March 31, 2015, compared to $38.0 million and none outstanding at December 31, 2014. Securities sold under agreements to repurchase totaled $4.3 million and $4.7 million at March 31, 2015 and December 31, 2014, respectively.

The average rate paid on short-term borrowings was 0.52% in the first quarter of 2015 and 0.47% in the first quarter of 2014.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had no long-term FHLB advances outstanding at March 31, 2015, compared to $5.0 million at December 31, 2014. During the first quarter of 2015, the Bank repaid a $5.0 million FHLB advance and incurred prepayment penalties of $0.4 million. At both March 31, 2015 and December 31, 2014, the Bank had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding.

The average rate paid on long-term debt was 3.69% in the first quarter of 2015 and 3.45% in the first quarter of 2014.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $77.5 million and $75.8 million as of March 31, 2015 and December 31, 2014, respectively. The change from December 31, 2014 was primarily driven by net earnings of $1.9 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $0.7 million, partially offset by cash dividends paid of $0.8 million.

The Company’s tier 1 leverage ratio was 10.13%, common equity tier 1 (“CET1”) risk-based capital ratio was 15.38%, tier 1 risk-based capital ratio was 16.83% and total risk-based capital ratio was 17.84% at March 31, 2015. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

MARKET AND LIQUIDITY RISK MANAGEMENT

Management’s objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. The Bank’s Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring these policies, which are designed to ensure an acceptable asset/liability composition. Two critical areas of focus for ALCO are interest rate risk and liquidity risk management.

Interest Rate Risk Management

In the normal course of business, the Company is exposed to market risk arising from fluctuations in interest rates. ALCO measures and evaluates interest rate risk so that the Bank can meet customer demands for various types of loans and deposits. Measurements used to help manage interest rate sensitivity include an earnings simulation model and an economic value of equity (“EVE”) model.

Earnings simulation. Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and other factors in order to produce various earnings simulations and estimates. To help limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income from gradual changes in interest rates. For changes up or down in rates from management’s flat interest rate forecast over the next 12 months, policy limits for net interest income variances are as follows:

•	+/- 20% for a gradual change of 400 basis points
•	+/- 15% for a gradual change of 300 basis points
•	+/- 10% for a gradual change of 200 basis points
•	+/- 5% for a gradual change of 100 basis points

At March 31, 2015, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

Economic Value of Equity. EVE measures the extent that the estimated economic values of our assets, liabilities, and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities, and off-balance sheet items, which establishes a base case EVE. In contrast with our earnings simulation model, which evaluates interest rate risk over a 12 month timeframe, EVE uses a terminal horizon which allows for the re-pricing of all assets, liabilities, and off-balance sheet items. Further, EVE is measured using values as of a point in time and does not reflect any actions that ALCO might take in responding to or anticipating changes in interest rates, or market and competitive conditions. To help limit interest rate risk, we have stated policy guidelines for an instantaneous basis point change in interest rates, such that our EVE should not decrease from our base case by more than the following:

•	45% for an instantaneous change of +/- 400 basis points
•	35% for an instantaneous change of +/- 300 basis points
•	25% for an instantaneous change of +/- 200 basis points
•	15% for an instantaneous change of +/- 100 basis points

At March 31, 2015, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2015 and December 31, 2014, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

The primary source of funding and the primary source of liquidity for the Company include dividends received from the Bank, and secondarily proceeds from the possible issuance of common stock or other securities. Primary uses of funds by the Company include dividends paid to stockholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the accompanying consolidated balance sheets and the related trust preferred securities are currently includible in Tier 1 Capital for regulatory capital purposes.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2015, the Bank had a remaining available line of credit with the FHLB of $232.0 million. At March 31, 2015, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At March 31, 2015, the Bank had outstanding standby letters of credit of $7.7 million and unfunded loan commitments outstanding of $56.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of March 31, 2015, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $354.7 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first quarter of 2015, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase one loan with a principal balance of $169,000 that was current as to principal and interest and reimburse Fannie Mae approximately $37,000 related to a make whole request. At March 31, 2015, the Company had no pending repurchase or make whole requests.

Also, in the first quarter of 2015, the Company voluntarily repurchased ten investment property loans with an aggregate principal balance of $4.0 million that were made to the same borrower and were current as to principal and interest. At the date of repurchase, the aggregate fair value of these ten investment property loans was greater than the repurchase price required by Fannie Mae. As part of its quality control review procedures, one of these ten loans was self-reported to Fannie Mae in 2014 for possible breaches related to representation and warranty provisions. After further investigation, the Company identified certain underwriting deficiencies for nine additional investment property loans that were related to the same borrower. All ten loans were originated and sold to Fannie Mae. The Company submitted a voluntary repurchase request to Fannie Mae in January 2015 for all ten investment property loans, which was approved. In response to the quality control review findings related to this one borrower, the Company has put additional controls in place for investment property loans originated for sale, including additional quality control reviews and management approvals. Furthermore, management performed additional reviews of investment property loans originated for sale, including a review of the number of loans to one borrower, and does not believe there is any material exposure related to representation and warranty provisions for these loans.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of March 31, 2015, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers (Topic 606);

•	ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810); and

•	ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement and Disclosures of Disposals of Components of an Entity.

Information about these pronouncements is described in more detail below.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), provides a comprehensive and converged standard on revenue recognition. The new guidance is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also requires new qualitative and quantitative disclosures related to revenue from contracts with customers. These changes are effective for the Company in the first quarter 2017 with retrospective application to each prior reporting period or with the cumulative effect of initially applying this Update recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on our consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810), affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes are effective for the Company in the first quarter of 2016. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on our consolidated financial statements.

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These changes are effective for the Company in the first quarter of 2016. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on our consolidated financial statements.

Table 1 – Explanation of Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles (GAAP), this quarterly report on Form 10-Q includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-GAAP financial measure, including the presentation and calculation of the efficiency ratio.

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

	2015	2014
	First	Fourth	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$5,523	5,482	5,448	5,253	5,270
Tax-equivalent adjustment	335	331	321	312	324

Net interest income (Tax-equivalent)	$5,858	5,813	5,769	5,565	5,594

Table 2 - Selected Quarterly Financial Data

	2015	2014
	First	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$5,858	5,813	5,769	5,565	5,594
Less: tax-equivalent adjustment	335	331	321	312	324
Net interest income (GAAP)	5,523	5,482	5,448	5,253	5,270
Noninterest income	1,321	1,079	1,017	1,081	756
Total revenue	6,844	6,561	6,465	6,334	6,026
Provision for loan losses	—	150	300	—	(400)
Noninterest expense	4,314	3,780	3,584	3,792	3,948
Income tax expense	668	735	709	683	657
Net earnings	$1,862	1,896	1,872	1,859	1,821

Per share data:
Basic and diluted net earnings	$0.51	0.52	0.51	0.51	0.50
Cash dividends declared	0.22	0.215	0.215	0.215	0.215
Weighted average shares outstanding:
Basic and diluted	3,643,365	3,643,328	3,643,328	3,643,295	3,643,161
Shares outstanding, at period end	3,643,378	3,643,328	3,643,328	3,643,328	3,643,173
Book value	$21.28	20.80	20.09	19.84	18.74
Common stock price
High	$25.25	24.64	24.92	25.00	25.80
Low	23.15	22.10	23.17	22.90	23.20
Period end:	24.85	23.64	24.64	24.02	23.20
To earnings ratio	12.12x	11.59	12.38	12.19	11.72
To book value	117%	114	123	121	124
Performance ratios:
Return on average equity	9.68%	10.21	10.19	10.72	11.11
Return on average assets	0.93%	0.98	0.97	0.96	0.96
Dividend payout ratio	43.14%	41.35	42.16	42.16	43.00
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.19%	1.20	1.20	1.23	1.25
Nonperforming loans	377%	433	281	169	148
Nonperforming assets as a % of:
Loans and other real estate owned	0.44%	0.41	0.73	1.13	1.66
Total assets	0.22%	0.21	0.37	0.57	0.81
Nonperforming loans as a % of total loans	0.32%	0.28	0.43	0.73	0.84
Annualized net charge-offs as % of average loans	0.11%	0.07	0.28	(0.02)	0.17
Capital Adequacy:
CET1 risk-based capital ratio	15.38%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital ratio	16.83%	17.45	17.43	17.45	17.55
Total risk-based capital ratio	17.84%	18.54	18.50	18.53	18.64
Tier 1 Leverage Ratio	10.13%	10.32	10.26	10.07	10.03
Other financial data:
Net interest margin (a)	3.15%	3.14	3.16	3.09	3.20
Effective income tax rate	26.40%	27.94	27.47	26.87	26.51
Efficiency ratio (b)	60.09%	54.85	52.81	57.06	62.17
Selected average balances:
Securities	$264,268	265,616	274,155	274,305	268,013
Loans, net of unearned income	400,161	397,875	389,392	378,994	377,322
Total assets	802,062	777,548	771,685	772,326	762,153
Total deposits	705,746	682,812	678,738	684,613	678,324
Long-term debt	11,550	12,217	12,217	12,217	12,217
Total stockholders’ equity	76,915	74,307	73,499	69,367	65,556
Selected period end balances:
Securities	$262,141	267,603	264,827	276,953	279,989
Loans, net of unearned income	396,613	402,954	394,602	385,826	377,350
Allowance for loan losses	4,722	4,836	4,754	4,728	4,711
Total assets	790,224	789,231	781,136	775,128	773,333
Total deposits	698,336	693,390	680,763	684,181	687,088
Long-term debt	7,217	12,217	12,217	12,217	12,217
Total stockholders’ equity	77,544	75,799	73,193	72,291	68,284
(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$403,109	$5,006	5.04%	$378,780	$4,790	5.13%
Securities - taxable	196,234	1,040	2.15%	206,630	1,176	2.31%
Securities - tax-exempt (2)	68,034	986	5.88%	61,383	951	6.28%

Total securities	264,268	2,026	3.11%	268,013	2,127	3.22%
Federal funds sold	74,514	35	0.19%	55,120	25	0.18%
Interest bearing bank deposits	13,408	4	0.12%	7,700	17	0.90%

Total interest-earning assets	755,299	$7,071	3.80%	709,613	$6,959	3.98%
Cash and due from banks	13,800			12,835
Other assets	32,963			39,705

Total assets	$802,062			$762,153

Interest-bearing liabilities:
Deposits:
NOW	$114,675	$86	0.30%	$106,331	$84	0.32%
Savings and money market	211,797	226	0.43%	189,601	237	0.51%
Certificates of deposits less than $100,000	95,460	254	1.08%	104,646	313	1.21%
Certificates of deposits and other time deposits of $100,000 or more	147,750	536	1.47%	157,431	623	1.60%

Total interest-bearing deposits	569,682	1,102	0.78%	558,009	1,257	0.91%
Short-term borrowings	4,661	6	0.52%	3,478	4	0.47%
Long-term debt	11,550	105	3.69%	12,217	104	3.45%

Total interest-bearing liabilities	585,893	$1,213	0.84%	573,704	$1,365	0.96%
Noninterest-bearing deposits	136,064			120,315
Other liabilities	3,190			2,578
Stockholders’ equity	76,915			65,556

Total liabilities and stockholders’ equity	$802,062			$762,153

Net interest income and margin		$5,858	3.15%		$5,594	3.20%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Loan Portfolio Composition

	2015	2014
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Commercial and industrial	$52,536	54,329	52,868	52,054	54,632
Construction and land development	37,925	37,298	34,189	32,461	31,275
Commercial real estate	182,871	192,006	190,077	187,241	178,721
Residential real estate	111,265	107,641	106,555	102,921	101,433
Consumer installment	12,478	12,335	11,535	11,686	11,766
Total loans	397,075	403,609	395,224	386,363	377,827
Less: unearned income	(462)	(655)	(622)	(537)	(477)
Loans, net of unearned income	396,613	402,954	394,602	385,826	377,350
Less: allowance for loan losses	(4,722)	(4,836)	(4,754)	(4,728)	(4,711)
Loans, net	$391,891	398,118	389,848	381,098	372,639

Table 5—Allowance for Loan Losses and Nonperforming Assets

	2015	2014
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$4,836	4,754	4,728	4,711	5,268
Charge-offs:
Commercial and industrial	(58)	—	—	(46)	—
Construction and land development	—	1	—	—	(236)
Residential real estate	(60)	(79)	(287)	(41)	(31)
Consumer installment	(17)	(6)	(39)	(8)	(36)

Total charge-offs	(135)	(84)	(326)	(95)	(303)
Recoveries	21	16	52	112	146

Net (charge-offs) recoveries	(114)	(68)	(274)	17	(157)
Provision for loan losses	—	150	300	—	(400)

Ending balance	$4,722	4,836	4,754	4,728	4,711

as a % of loans	1.19%	1.20	1.20	1.23	1.25
as a % of nonperforming loans	377%	433	281	169	148
Annualized net charge-offs as % of average loans	0.11%	0.07	0.28	(0.02)	0.17

Nonperforming assets:
Nonaccrual loans	$1,251	1,117	1,690	2,804	3,188
Other real estate owned	499	534	1,215	1,584	3,111

Total nonperforming assets	$1,750	1,651	2,905	4,388	6,299

as a % of loans and other real estate owned	0.44%	0.41	0.73	1.13	1.66
as a % of total assets	0.22%	0.21	0.37	0.57	0.81
Nonperforming loans as a % of total loans	0.32%	0.28	0.43	0.73	0.84
Accruing loans 90 days or more past due	$2	—	76	71	131

Table 6 - Allocation of Allowance for Loan Losses

	2015		2014
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$644	13.2	$639	13.5	$669	13.4	$639	13.5	$482	14.5
Construction and land development	830	9.5	974	9.2	895	8.6	907	8.4	214	8.3
Commercial real estate	1,888	46.1	1,928	47.6	1,935	48.1	1,913	48.5	2,493	47.3
Residential real estate	1,153	28.0	1,119	26.7	1,083	27.0	1,095	26.6	1,256	26.8
Consumer installment	207	3.1	176	3.1	172	2.9	174	3.0	266	3.1

Total allowance for loan losses	$4,722		$4,836		$4,754		$4,728		$4,711

*	Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2015

Maturity of:
3 months or less	$12,701
Over 3 months through 6 months	22,407
Over 6 months through 12 months	28,662
Over 12 months	80,427

Total CDs and other time deposits of $100,000 or more	$144,197

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank are, from time to time, involved in legal proceedings. The Company’s and Bank’s management believe there are no pending or threatened legal, governmental, or regulatory proceedings that, upon resolution, are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December  31, 2014.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “RISK FACTORS” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

I TEM 4. MINE SAFETY DISCLOSURES

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: May 1, 2015	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: May 1, 2015	By:	/s/ David A. Hedges
David A. Hedges
SVP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)