Form 10-Q/A
period 2015-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2015-07-31
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.01 par value per share	3,643,448 shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Auburn National Bancorporation, Inc (the “Company”) on Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on July 31, 2015 (the “Form 10-Q”), is for the following reason:

To correct the period date posted to the SEC’s public website only. The period date was incorrectly included as 7/30/2015 in the EDGAR submission. The correct period date is 6/30/2015.

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2015	December 31, 2014

Assets:
Cash and due from banks	$15,914	$12,856
Federal funds sold	46,050	68,507
Interest bearing bank deposits	46,265	2,140

Cash and cash equivalents	108,229	83,503

Securities available-for-sale	252,906	267,603
Loans held for sale	3,875	1,974
Loans, net of unearned income	408,495	402,954
Allowance for loan losses	(4,886)	(4,836)

Loans, net	403,609	398,118

Premises and equipment, net	11,029	10,807
Bank-owned life insurance	17,198	18,004
Other real estate owned	499	534
Other assets	8,888	8,688

Total assets	$806,233	$789,231

Liabilities:
Deposits:
Noninterest-bearing	$149,736	$130,160
Interest-bearing	566,258	563,230

Total deposits	715,994	693,390
Federal funds purchased and securities sold under agreements to repurchase	2,912	4,681
Long-term debt	7,217	12,217
Accrued expenses and other liabilities	3,057	3,144

Total liabilities	729,180	713,432

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,765	3,763
Retained earnings	78,602	76,193
Accumulated other comprehensive income, net	1,285	2,443
Less treasury stock, at cost - 313,707 shares and 313,807 shares at June 30, 2015 and December 31, 2014, respectively	(6,638)	(6,639)

Total stockholders’ equity	77,053	75,799

Total liabilities and stockholders’ equity	$806,233	$789,231

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014

Interest income:
Loans, including fees	$5,217	$4,766	$10,223	$9,556
Securities:
Taxable	949	1,214	1,989	2,390
Tax-exempt	654	607	1,305	1,234
Federal funds sold and interest bearing bank deposits	51	30	90	72

Total interest income	6,871	6,617	13,607	13,252

Interest expense:
Deposits	1,020	1,255	2,122	2,512
Short-term borrowings	4	5	10	9
Long-term debt	59	104	164	208

Total interest expense	1,083	1,364	2,296	2,729

Net interest income	5,788	5,253	11,311	10,523
Provision for loan losses	—	—	—	(400)

Net interest income after provision for loan losses	5,788	5,253	11,311	10,923

Noninterest income:
Service charges on deposit accounts	209	219	415	432
Mortgage lending	457	348	791	734
Bank-owned life insurance	112	125	513	251
Other	389	377	766	715
Securities gains (losses), net:
Realized gains, net	—	12	3	38
Total other-than-temporary impairments	—	—	—	(333)

Total securities gains (losses), net	—	12	3	(295)

Total noninterest income	1,167	1,081	2,488	1,837

Noninterest expense:
Salaries and benefits	2,291	2,221	4,559	4,502
Net occupancy and equipment	362	341	720	693
Professional fees	218	225	419	431
FDIC and other regulatory assessments	118	129	243	274
Other real estate owned, net	1	(62)	18	56
Prepayment penalties on long-term debt	—	—	362	—
Other	1,039	938	2,022	1,784

Total noninterest expense	4,029	3,792	8,343	7,740

Earnings before income taxes	2,926	2,542	5,456	5,020
Income tax expense	776	683	1,444	1,340

Net earnings	$2,150	$1,859	$4,012	$3,680

Net earnings per share:
Basic and diluted	$0.59	$0.51	$1.10	$1.01

Weighted average shares outstanding:
Basic and diluted	3,643,413	3,643,295	3,643,389	3,643,228

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Net earnings	$2,150	$1,859	$4,012	$3,680

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities	(1,842)	2,937	(1,156)	5,502
Reclassification adjustment for net (gain) loss on securities recognized in net earnings	—	(8)	(2)	186

Other comprehensive (loss) income	(1,842)	2,929	(1,158)	5,688

Comprehensive income	$308	$4,788	$2,854	$9,368

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2013	3,957,135	$39	$3,759	$71,879	$(4,552)	$(6,640)	$64,485
Net earnings	—	—	—	3,680	—	—	3,680
Other comprehensive income	—	—	—	—	5,688	—	5,688
Cash dividends paid ($0.43 per share)	—	—	—	(1,567)	—	—	(1,567)
Sale of treasury stock (210 shares)	—	—	4	—	—	1	5

Balance, June 30, 2014	3,957,135	$39	$3,763	$73,992	$1,136	$(6,639)	$72,291

Balance, December 31, 2014	3,957,135	$39	$3,763	$76,193	$2,443	$(6,639)	$75,799
Net earnings	—	—	—	4,012	—	—	4,012
Other comprehensive loss	—	—	—	—	(1,158)	—	(1,158)
Cash dividends paid ($0.44 per share)	—	—	—	(1,603)	—	—	(1,603)
Sale of treasury stock (100 shares)	—	—	2	—	—	1	3

Balance, June 30, 2015	3,957,135	$39	$3,765	$78,602	$1,285	$(6,638)	$77,053

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2015	2014

Cash flows from operating activities:
Net earnings	$4,012	$3,680
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	—	(400)
Depreciation and amortization	545	366
Premium amortization and discount accretion, net	804	776
Net (gain) loss on securities available-for-sale	(3)	295
Net gain on sale of loans held for sale	(644)	(494)
(Decrease) increase in MSR valuation allowance	(39)	43
Net loss on other real estate owned	5	42
Loss on prepayment of long-term debt	362	—
Loans originated for sale	(38,404)	(29,459)
Proceeds from sale of loans	36,883	24,847
Increase in cash surrender value of bank-owned life insurance	(237)	(251)
Income recognized from death benefit on bank-owned life insurance	(276)	—
Net decrease in other assets	237	71
Net (decrease) increase in accrued expenses and other liabilities	(84)	694

Net cash provided by operating activities	3,161	210

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	18,354
Proceeds from maturities of securities available-for-sale	16,698	18,127
Purchase of securities available-for-sale	(4,637)	(34,273)
Increase in loans, net	(5,491)	(3,021)
Net purchases of premises and equipment	(415)	(19)
Proceeds from bank-owned life insurance death benefit	1,319	—
Decrease in FHLB stock	191	235
Proceeds from sale of other real estate owned	30	2,652

Net cash provided by investing activities	7,695	2,055

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	19,576	4,615
Net increase in interest-bearing deposits	3,028	10,722
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(1,769)	(47)
Repayments or retirement of long-term debt	(5,362)	—
Dividends paid	(1,603)	(1,567)

Net cash provided by financing activities	13,870	13,723

Net change in cash and cash equivalents	24,726	15,988
Cash and cash equivalents at beginning of period	83,503	54,222

Cash and cash equivalents at end of period	$108,229	$70,210

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,366	$2,777
Income taxes	1,241	506
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	394

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2015. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

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

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2015 and 2014, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective periods are presented below.

	Quarter ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014

Basic and diluted:
Net earnings	$2,150	$1,859	$4,012	$3,680
Weighted average common shares outstanding	3,643,413	3,643,295	3,643,389	3,643,228

Earnings per share	$0.59	$0.51	$1.10	$1.01

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At June 30, 2015, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of June 30, 2015.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: SECURITIES

At June 30, 2015 and December 31, 2014, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2015 and December 31, 2014, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

June 30, 2015
Agency obligations (a)	$5,007	26,033	14,870	14,309	60,219	509	869	$60,579
Agency RMBS (a)	—	1,994	15,340	104,779	122,113	1,156	995	121,952
State and political subdivisions	—	1,055	13,121	56,398	70,574	2,525	290	68,339

Total available-for-sale	$5,007	29,082	43,331	175,486	252,906	4,190	2,154	$250,870

December 31, 2014
Agency obligations (a)	$—	30,947	14,869	14,433	60,249	375	830	$60,704
Agency RMBS (a)	—	—	14,523	120,520	135,043	1,597	616	134,062
State and political subdivisions	—	502	15,520	56,289	72,311	3,379	34	68,966

Total available-for-sale	$—	31,449	44,912	191,242	267,603	5,351	1,480	$263,732

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $140.3 million and $132.2 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million and $1.6 million at June 30, 2015 and December 31, 2014, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2015 and December 31, 2014, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2015:
Agency obligations	$—	—	24,089	869	$24,089	869
Agency RMBS	28,866	558	19,464	437	48,330	995
State and political subdivisions	13,050	290	—	—	13,050	290

Total	$41,916	848	43,553	1,306	$85,469	2,154

December 31, 2014:
Agency obligations	$—	—	24,126	830	$24,126	830
Agency RMBS	9,078	22	42,744	594	51,822	616
State and political subdivisions	4,257	34	—	—	4,257	34

Total	$13,335	56	66,870	1,424	$80,205	1,480

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

Cost-method investments

At June 30, 2015, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At June 30, 2015 and December 31, 2014, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the six months ended June 30, 2015 and 2014, respectively.

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Other-than-temporary impairment charges
Debt securities:
Agency RMBS	$—	$—	$—	$333

Total debt securities	—	—	—	333

Total other-than-temporary impairment charges	$—	$—	$—	$333

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Securities with intent to sell	—	—	—	333

Total other-than-temporary impairment on debt securities	$—	$—	$—	$333

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Gross realized gains	$—	$12	$3	$38

Realized gains, net	$—	$12	$3	$38

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	June 30, 2015	December 31, 2014

Commercial and industrial	$57,310	$54,329
Construction and land development	38,854	37,298
Commercial real estate:
Owner occupied	42,343	52,296
Other	141,781	139,710

Total commercial real estate	184,124	192,006
Residential real estate:
Consumer mortgage	69,448	66,489
Investment property	45,591	41,152

Total residential real estate	115,039	107,641
Consumer installment	13,632	12,335

Total loans	408,959	403,609
Less: unearned income	(464)	(655)

Loans, net of unearned income	$408,495	$402,954

Loans secured by real estate were approximately 82.7% of the Company’s total loan portfolio at June 30, 2015. At June 30, 2015, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

Commercial and industrial (“C&I”) — includes loans to finance business operations, equipment purchases, or other needs for small and medium-sized commercial customers. Also included in this category are loans to finance agricultural production. Generally, the primary source of repayment is the cash flow from business operations and activities of the borrower.

Construction and land development (“C&D”) — includes both loans and credit lines for the purpose of purchasing, carrying, and developing land into commercial developments or residential subdivisions. Also included are loans and credit lines for construction of residential, multi-family, and commercial buildings. Generally, the primary source of repayment is dependent upon the sale or refinance of the real estate collateral.

Commercial real estate (“CRE”) — includes loans disaggregated into two classes: (1) owner occupied and (2) other.

Owner occupied – includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers. Generally, the primary source of repayment is the cash flow from business operations and activities of the borrower, who owns the property.

Other – primarily includes loans to finance income-producing commercial and multi-family properties that are not owner occupied. Loans in this class include loans for neighborhood retail centers, hotels, medical and professional offices, single retail stores, industrial buildings, warehouses, and apartments leased to local businesses and residents. Generally, the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.

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

Investment property – primarily includes loans to finance income-producing 1-4 family residential properties. Generally, the primary source of repayment is dependent upon income generated from leasing the property securing the loan. The underwriting of these loans takes into consideration the rental rates and property value, as well as the financial health of the borrower.

Consumer installment — includes loans to individuals both secured by personal property and unsecured. Loans include personal lines of credit, automobile loans, and other retail loans. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and, if applicable, property value.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June 30, 2015 and December 31, 2014.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

June 30, 2015:
Commercial and industrial	$57,258	6	—	57,264	46	$57,310
Construction and land development	38,080	12	160	38,252	602	38,854
Commercial real estate:
Owner occupied	41,659	—	—	41,659	684	42,343
Other	141,781	—	—	141,781	—	141,781

Total commercial real estate	183,440	—	—	183,440	684	184,124
Residential real estate:
Consumer mortgage	68,947	246	228	69,421	27	69,448
Investment property	45,368	169	54	45,591	—	45,591

Total residential real estate	114,315	415	282	115,012	27	115,039
Consumer installment	13,609	23	—	13,632	—	13,632

Total	$406,702	456	442	407,600	1,359	$408,959

December 31, 2014:
Commercial and industrial	$54,106	168	—	54,274	55	$54,329
Construction and land development	36,483	210	—	36,693	605	37,298
Commercial real estate:
Owner occupied	51,832	201	—	52,033	263	52,296
Other	139,710	—	—	139,710	—	139,710

Total commercial real estate	191,542	201	—	191,743	263	192,006
Residential real estate:
Consumer mortgage	64,713	1,736	—	66,449	40	66,489
Investment property	40,503	495	—	40,998	154	41,152

Total residential real estate	105,216	2,231	—	107,447	194	107,641
Consumer installment	12,290	45	—	12,335	—	12,335

Total	$399,637	2,855	—	402,492	1,117	$403,609

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segement. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2015 and December 31, 2014, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2015

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$644	830	1,888	1,153	207	$4,722
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	3	4	—	151	11	169

Net recoveries (charge-offs)	3	4	—	151	6	164
Provision for loan losses	34	(194)	258	(124)	26	—

Ending balance	$681	640	2,146	1,180	239	$4,886

Six months ended:
Beginning balance	$639	974	1,928	1,119	176	$4,836
Charge-offs	(58)	—	—	(59)	(23)	(140)
Recoveries	4	9	—	165	12	190

Net (charge-offs) recoveries	(54)	9	—	106	(11)	50
Provision for loan losses	96	(343)	218	(45)	74	—

Ending balance	$681	640	2,146	1,180	239	$4,886

	June 30, 2014

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$482	214	2,493	1,256	266	$4,711
Charge-offs	(46)	—	—	(41)	(8)	(95)
Recoveries	32	1	—	74	5	112

Net (charge-offs) recoveries	(14)	1	—	33	(3)	17
Provision for loan losses	171	692	(580)	(194)	(89)	—

Ending balance	$639	907	1,913	1,095	174	$4,728

Six months ended:
Beginning balance	$386	366	3,186	1,114	216	$5,268
Charge-offs	(46)	(236)	—	(72)	(44)	(398)
Recoveries	36	3	118	91	10	258

Net (charge-offs) recoveries	(10)	(233)	118	19	(34)	(140)
Provision for loan losses	263	774	(1,391)	(38)	(8)	(400)

Ending balance	$639	907	1,913	1,095	174	$4,728

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2015 and 2014.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(In thousands)	losses	in loans	losses	in loans	losses	in loans

June 30, 2015:
Commercial and industrial	$681	57,246	—	64	681	57,310
Construction and land development	640	38,252	—	602	640	38,854
Commercial real estate	1,672	182,465	474	1,659	2,146	184,124
Residential real estate	1,180	115,039	—	—	1,180	115,039
Consumer installment	239	13,632	—	—	239	13,632

Total	$4,412	406,634	474	2,325	4,886	408,959

June 30, 2014:
Commercial and industrial	$639	51,959	—	95	639	52,054
Construction and land development	907	31,498	—	963	907	32,461
Commercial real estate	1,744	185,302	169	1,939	1,913	187,241
Residential real estate	1,095	102,040	—	881	1,095	102,921
Consumer installment	174	11,686	—	—	174	11,686

Total	$4,559	382,485	169	3,878	4,728	386,363

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

June 30, 2015:
Commercial and industrial	$52,662	4,219	383	46	$57,310
Construction and land development	37,495	130	627	602	38,854
Commercial real estate:
Owner occupied	40,323	1,112	224	684	42,343
Other	139,324	2,178	279	—	141,781

Total commercial real estate	179,647	3,290	503	684	184,124
Residential real estate:
Consumer mortgage	63,688	2,001	3,732	27	69,448
Investment property	43,935	490	1,166	—	45,591

Total residential real estate	107,623	2,491	4,898	27	115,039
Consumer installment	13,436	29	167	—	13,632

Total	$390,863	10,159	6,578	1,359	$408,959

December 31, 2014:
Commercial and industrial	$49,550	4,348	376	55	$54,329
Construction and land development	35,911	226	556	605	37,298
Commercial real estate:
Owner occupied	49,900	1,905	228	263	52,296
Other	136,801	2,253	656	—	139,710

Total commercial real estate	186,701	4,158	884	263	192,006
Residential real estate:
Consumer mortgage	59,646	1,912	4,891	40	66,489
Investment property	39,348	624	1,026	154	41,152

Total residential real estate	98,994	2,536	5,917	194	107,641
Consumer installment	12,200	21	114	—	12,335

Total	$383,356	11,289	7,847	1,117	$403,609

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2015 and December 31, 2014.

	June 30, 2015

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$64	—	64
Construction and land development	2,596	(1,994)	602
Commercial real estate:
Owner occupied	316	(72)	244

Total commercial real estate	316	(72)	244

Total	$2,976	(2,066)	910

With allowance recorded:
Commercial real estate:
Owner occupied	1,269	(70)	1,199	382
Other	216	—	216	92

Total commercial real estate	1,485	(70)	1,415	474

Total	$1,485	(70)	1,415	$474

Total impaired loans	$4,461	(2,136)	2,325	$474

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

	December 31, 2014

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$70	—	70
Construction and land development	2,822	(2,217)	605
Commercial real estate:
Owner occupied	331	(68)	263

Total commercial real estate	331	(68)	263
Residential real estate:
Consumer mortgages	934	(192)	742
Investment property	180	(26)	154

Total residential real estate	1,114	(218)	896

Total	$4,337	(2,503)	1,834

With allowance recorded:
Commercial real estate:
Owner occupied	846	—	846	102
Other	591	—	591	92

Total commercial real estate	1,437	—	1,437	194

Total	$1,437	—	1,437	$194

Total impaired loans	$5,774	(2,503)	3,271	$194

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

	Quarter ended June 30, 2015		Six months ended June 30, 2015
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$64	1	66	2
Construction and land development	608	—	613	—
Commercial real estate:
Owner occupied	1,202	9	1,143	21
Other	466	8	538	18

Total commercial real estate	1,668	17	1,681	39
Residential real estate:
Consumer mortgages	512	158	648	173
Investment property	100	76	130	76

Total residential real estate	612	234	778	249

Total	$2,952	252	3,138	290

	Quarter ended June 30, 2014		Six months ended June 30, 2014
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$103	2	111	4
Construction and land development	1,098	—	1,343	—
Commercial real estate:
Owner occupied	1,142	9	1,468	21
Other	949	8	994	17

Total commercial real estate	2,091	17	2,462	38
Residential real estate:
Consumer mortgages	724	—	736	—
Investment property	165	—	168	—

Total residential real estate	889	—	904	—

Total	$4,181	19	4,820	42

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

 The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of June 30, 2015 and December 31, 2014.

	TDRs
				Related
(In thousands)	Accruing	Nonaccrual	Total	Allowance

June 30, 2015
Commercial and industrial	$64	—	64	$—
Construction and land development	—	602	602	—
Commercial real estate:
Owner occupied	828	244	1,072	84
Other	216	—	216	92

Total commercial real estate	1,044	244	1,288	176

Total	$1,108	846	1,954	$176

December 31, 2014
Commercial and industrial	$70	—	70	$—
Construction and land development	—	605	605	—
Commercial real estate:
Owner occupied	846	263	1,109	102
Other	591	—	591	92

Total commercial real estate	1,437	263	1,700	194
Residential real estate:
Consumer mortgages	742	—	742	—
Investment property	—	154	154	—

Total residential real estate	742	154	896	—

Total	$2,249	1,022	3,271	$194

At June 30, 2015, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended June 30,			Six months ended June 30,
		Pre-	Post -		Pre-	Post -
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2015:
Commercial and industrial	1	$61	66	1	$61	66
Construction and land development	—	—	—	1	116	113
Commercial real estate:
Other	—	—	—	1	592	592

Total commercial real estate	—	—	—	1	592	592

Total	1	$61	66	3	$769	771

The majority of the loans modified in a TDR during the quarter and six months ended June 30, 2015, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate. There were no loans modified in a TDR during the six months ended June 30, 2014.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods. There were no loans modified in a TDR which had a payment default during the six months ended June 30, 2014.

	Quarter ended June 30,		Six months Ended June 30,
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)

2015:
Commerical real estate:
Owner occupied	—	$—	1	$261

Total commercial real estate	—	—	1	261
Residential real estate:
Investment property	—	—	1	150

Total residential real estate	—	—	1	150

Total	—	$—	2	$411

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

MSRs, net:
Beginning balance	$2,355	$2,368	$2,388	$2,350
Additions, net	154	105	265	203
Amortization expense	(199)	(84)	(333)	(164)
Decrease (increase) in valuation allowance	49	(43)	39	(43)

Ending balance	$2,359	$2,346	$2,359	$2,346

Valuation allowance included in MSRs, net:
Beginning of period	$63	$—	$53	$—
End of period	14	43	14	43

Fair value of amortized MSRs:
Beginning of period	$3,066	$3,386	$3,238	$3,452
End of period	3,014	3,228	3,014	3,228

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

A summary of the Company’s interest rate swap agreements at June 30, 2015 and December 31, 2014 is presented below.

		Other	Other
		Assets	Liabilities
		Estimated	Estimated
(Dollars in thousands)	Notional	Fair Value	Fair Value

June 30, 2015:
Pay fixed / receive variable	$4,492	—	552
Pay variable / receive fixed	4,492	552	—

Total interest rate swap agreements	$8,984	552	552

December 31, 2014:
Pay fixed / receive variable	$4,667	—	634
Pay variable / receive fixed	4,667	634	—

Total interest rate swap agreements	$9,334	634	634

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2015, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015:
Securities available-for-sale:
Agency obligations	$60,219	—	60,219	—
Agency RMBS	122,113	—	122,113	—
State and political subdivisions	70,574	—	70,574	—

Total securities available-for-sale	252,906	—	252,906	—
Other assets (1)	552	—	552	—

Total assets at fair value	$253,458	—	253,458	—

Other liabilities(1)	$552	—	552	—

Total liabilities at fair value	$552	—	552	—

December 31, 2014:
Securities available-for-sale:
Agency obligations	$60,249	—	60,249	—
Agency RMBS	135,043	—	135,043	—
State and political subdivisions	72,311	—	72,311	—

Total securities available-for-sale	267,603	—	267,603	—
Other assets (1)	634	—	634	—

Total assets at fair value	$268,237	—	268,237	—

Other liabilities(1)	$634	—	634	—

Total liabilities at fair value	$634	—	634	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015:
Loans held for sale	$3,875	—	3,875	—
Loans, net(1)	1,851	—	—	1,851
Other real estate owned	499	—	—	499
Other assets (2)	2,359	—	—	2,359

Total assets at fair value	$8,584	—	3,875	4,709

December 31, 2014:
Loans held for sale	$1,974	—	1,974	—
Loans, net(1)	3,077	—	—	3,077
Other real estate owned	534	—	—	534
Other assets (2)	2,388	—	—	2,388

Total assets at fair value	$7,973	—	1,974	5,999

(1)Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At June 30, 2015, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:
Impaired loans	$1,851	Appraisal	Appraisal discounts (%)	22.4%
Other real estate owned	499	Appraisal	Appraisal discounts (%)	26.7%
Mortgage servicing rights, net	2,359	Discounted cash flow	Prepayment speed or CPR (%)	10.3%
			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

				Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value		Level 1 inputs	Level 2 inputs	Level 3 Inputs

June 30, 2015:
Financial Assets:
Loans, net (1)	$403,609	$408,327	$	—	$—	$408,327
Loans held for sale	3,875	3,897		—	3,897	—
Financial Liabilities:
Time Deposits	$231,634	$233,385	$	—	$233,385	$—
Long-term debt	7,217	7,217		—	7,217	—

December 31, 2014:
Financial Assets:
Loans, net (1)	$398,118	$407,839	$	—	$—	$407,839
Loans held for sale	1,974	2,044		—	2,044	—
Financial Liabilities:
Time Deposits	$249,126	$251,365	$	—	$251,365	$—
Long-term debt	12,217	12,558		—	12,558	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2015 and 2014, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules, and practices;

•	the risks of changes in interest rates on the levels, composition, and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable and the timing of dispositions of assets by the FDIC where we may have a participation or other interest;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values, and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, and other estimates;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war, or other conflicts, acts of terrorism, or other catastrophic events that may affect general economic conditions;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

•	the risk that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•	the other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent quarterly and current reports. See Part II, Item 1A. “RISK FACTORS”.

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

Summary of Results of Operations

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014

Net interest income (a)	$6,126	$5,565	$11,984	$11,159
Less: tax-equivalent adjustment	338	312	673	636

Net interest income (GAAP)	5,788	5,253	11,311	10,523
Noninterest income	1,167	1,081	2,488	1,837

Total revenue	6,955	6,334	13,799	12,360
Provision for loan losses	—	—	—	(400)
Noninterest expense	4,029	3,792	8,343	7,740
Income tax expense	776	683	1,444	1,340

Net earnings	$2,150	$1,859	$4,012	$3,680

Basic and diluted earnings per share	$0.59	$0.51	$1.10	$1.01

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $4.0 million for the first six months of 2015, compared to $3.7 million for the first six months of 2014. Basic and diluted earnings per share were $1.10 per share for the first six months of 2015, compared to $1.01 per share for the first six months of 2014.

Net interest income (tax-equivalent) was $12.0 million for the first six months of 2015, an increase of 7% compared to the first six months of 2014. The increase reflects management’s efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding. Net interest income (tax-equivalent) for the first six months of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) would have been $11.8 million for the first six months of 2015, an increase of 5% compared to the first six months of 2014. Average loans were $401.3 million in the first six months of 2015, an increase of $23.1 million or 6%, from the first six months of 2014. Average deposits were $702.6 million in the first six months of 2015, an increase of $21.1 million or 3%, from the first six months of 2014.

The Company recorded no provision for loan losses for the first six months of 2015, compared to a negative provision of $0.4 million for the first six months of 2014. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs.

Noninterest income was $2.5 million for the first six months of 2015, compared to $1.8 million in the first six months of 2014. The increase was primarily due to an increase in income from bank-owned life insurance of $0.3 million related to death benefits recognized in the first six months of 2015 and an increase in net securities gains (losses) of $0.3 million due to other-than-temporary impairment charges recognized in the first quarter of 2014 related to available-for-sale, agency residential mortgage-backed securities the Company intended to sell at March 31, 2014, and subsequently sold in early April 2014.

Noninterest expense was $8.3 million in the first six months of 2015, compared to $7.7 million in the first six months of 2014. The increase was primarily due to prepayment penalties on long-term debt of $0.4 million incurred in the first six months of 2015 when the company repaid $5.0 million of long-term debt with a weighted average interest rate of 3.59% and an increase in other noninterest expense of $0.2 million.

Income tax expense was $1.4 million for the first six months of 2015, compared to $1.3 million for the first six months of 2014. The Company’s income tax expense for the first six months of 2015 reflects an effective income tax rate of 26.47%, compared to 26.69% for the first six months of 2014. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

In the first six months of 2015, the Company paid cash dividends of $1.6 million, or $0.44 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.78% and a Tier 1 leverage ratio of 10.39% at June 30, 2015.

In the second quarter of 2015, net earnings were $2.2 million, or $0.59 per share, compared to $1.9 million, or $0.51 per share, for the second quarter of 2014. Net interest income (tax-equivalent) was $6.1 million for the second quarter of 2015, an increase of 10% compared to the second quarter of 2014. Net interest income (tax-equivalent) for the second quarter of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) would have been $5.9 million for the second quarter of 2015, an increase of 6% compared to the second quarter of 2014. The Company recorded no provision for loan losses in the second quarter of 2015 and 2014. Noninterest income was $1.2 million in the second quarter of 2015, compared to $1.1 million in the second quarter of 2014. The increase was primarily due to an increase in mortgage lending income of $0.1 million. Noninterest expense was $4.0 million in the second quarter of 2015, compared to $3.8 million in the second quarter of 2014. The increase was primarily due to an increase in net expenses related to OREO of $0.1 million and an increase in other noninterest expense of $0.1 million. Income tax expense was approximately $0.8 million for the second quarter of 2015, compared to $0.7 million for the second quarter of 2014. The Company’s effective tax rate for the second quarter of 2015 was 26.52%, compared to 26.87% in the second quarter of 2014.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2015 and December 31, 2014, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal of OREO are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six Months Ended June 30,
	2015		2014
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$404,106	5.10%	$380,449	5.07%
Securities - taxable	193,694	2.07%	210,223	2.29%
Securities - tax-exempt	68,115	5.86%	60,954	6.19%

Total securities	261,809	3.06%	271,177	3.17%
Federal funds sold	60,789	0.21%	59,385	0.19%
Interest bearing bank deposits	24,449	0.23%	5,171	0.66%

Total interest-earning assets	751,153	3.83%	716,182	3.91%

Deposits:
NOW	114,739	0.31%	106,812	0.32%
Savings and money market	207,027	0.40%	189,830	0.51%
Certificates of deposits less than $100,000	93,933	1.06%	104,079	1.20%
Certificates of deposits and other time deposits of $100,000 or more	145,124	1.45%	157,509	1.59%

Total interest-bearing deposits	560,823	0.76%	558,230	0.91%
Short-term borrowings	4,167	0.48%	3,440	0.53%
Long-term debt	9,372	3.53%	12,217	3.43%

Total interest-bearing liabilities	574,362	0.81%	573,887	0.96%

Net interest income and margin (tax-equivalent)	$11,984	3.22%	$11,159	3.14%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $12.0 million for the first six months of 2015, compared to $11.2 million for the first six months of 2014. This increase reflects management’s efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding. Net interest income (tax-equivalent) for the first six months of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) would have been $11.8 million for the first six months of 2015, an increase of 5% compared to the first six months of 2014.

The tax-equivalent yield on total interest-earning assets decreased by 8 basis points in the first six months of 2015 from the first six months of 2014 to 3.83%. This decrease was primarily due to declining yields on securities and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 15 basis points in the first six months of 2015 from the first six months of 2014 to 0.81%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first six months of 2015, compared to a negative provision of $0.4 million for the first six months of 2014. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.20% at both June 30, 2015 and 2014. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Service charges on deposit accounts	$209	$219	$415	$432
Mortgage lending income	457	348	791	734
Bank-owned life insurance	112	125	513	251
Securities gains (losses), net	—	12	3	(295)
Other	389	377	766	715

Total noninterest income	$1,167	$1,081	$2,488	$1,837

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Origination income	$386	$254	$644	$494
Servicing fees, net	22	137	108	283
Decrease (increase) in MSR valuation allowance	49	(43)	39	(43)

Total mortgage lending income	$457	$348	$791	$734

The increase in mortgage lending income was primarily due to an increase in origination income and changes in the MSR valuation allowance. These improvements were partially offset by a decrease in servicing fees, net of related amortization expense. Although servicing fees were largely unchanged, amortization expense increased due to faster prepayment speeds.

Income from bank-owned life insurance increased in the first six months of 2015, compared to the first six months of 2014 due to non-taxable death benefits received. Income from bank-owned life insurance decreased in the second quarter of 2015, compared to the second quarter of 2014 due to claims reducing the number of policies outstanding. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Net securities gains (losses) consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. The Company recorded an other-than-temporary impairment charge of $333,000 in the first quarter of 2014 related to securities that management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold available-for-sale agency residential mortgage-backed securities (“RMBS”) with a fair value of $18.9 million and realized the expected loss of approximately $333,000. The Company incurred no other-than-temporary impairment charges in the first six months of 2015.

Noninterest Expense

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Salaries and benefits	$2,291	$2,221	$4,559	$4,502
Net occupancy and equipment	362	341	720	693
Professional fees	218	225	419	431
FDIC and other regulatory assessments	118	129	243	274
Other real estate owned, net	1	(62)	18	56
Prepayment penalty on long-term debt	—	—	362	—
Other	1,039	938	2,022	1,784

Total noninterest expense	$4,029	$3,792	$8,343	$7,740

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s quarterly assessment rate as several variables utilized by the FDIC in calculating our deposit insurance assessments improved.

The decrease in OREO expense, net during the first six months of 2015, compared to the first six months of 2014, was primarily due to a decrease in expenses as the carrying amount and number of properties have declined. The increase in OREO expense, net during the second quarter of 2015, compared to the second quarter of 2014, was primarily due to gains realized on the sale of certain OREO properties in the second quarter of 2014.

During the first six months of 2015, the Company repaid $5.0 million of long-term debt with a weighted average interest rate of 3.59% and incurred prepayment penalties of $0.4 million.

The increase in other noninterest expense was due to various items, including computer software and marketing and business development expenses.

Income Tax Expense

Income tax expense was $1.4 million for the first six months of 2015, compared to $1.3 million for the first six months of 2014. The Company’s income tax expense for the first six months of 2015 reflects an effective income tax rate of 26.47%, compared to 26.69% for the first six months of 2014. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $252.9 million at June 30, 2015, a decrease of $14.7 million, or 5%, compared to $267.6 million at December 31, 2014. This decline was primarily due to a decrease of $12.9 million in the amortized cost basis of securities available-for-sale as proceeds from sales, calls, and maturities were not reinvested and a $1.8 million change in unrealized gains (losses) on securities available-for-sale, reflecting a decrease in prices as long-term interest rates increased during the first six months of 2015.

The average tax-equivalent yields earned on total securities were 3.06% in the first six months of 2015 and 3.17% in the first six months of 2014.

Loans

	2015		2014
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial and industrial	$57,310	52,536	54,329	52,868	52,054
Construction and land development	38,854	37,925	37,298	34,189	32,461
Commercial real estate	184,124	182,871	192,006	190,077	187,241
Residential real estate	115,039	111,265	107,641	106,555	102,921
Consumer installment	13,632	12,478	12,335	11,535	11,686

Total loans	408,959	397,075	403,609	395,224	386,363
Less: unearned income	(464)	(462)	(655)	(622)	(537)

Loans, net of unearned income	$408,495	396,613	402,954	394,602	385,826

Total loans, net of unearned income, were $408.5 million at June 30, 2015, compared to $403.0 million at December 31, 2014. Four loan categories represented the majority of the loan portfolio at June 30, 2015: commercial real estate (45%), residential real estate (28%), construction and land development (9%) and commercial and industrial (14%). Approximately 23% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2015.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $16.3 million, or 4% of total loans, at June 30, 2015, compared to $16.5 million, or 4% of total loans, at December 31, 2014. For residential real estate mortgage loans with a consumer purpose, $1.9 million required interest-only payments at June 30, 2015 and December 31, 2014. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.5 million at June 30, 2015 and December 31, 2014. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased loan participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “Critical Accounting Policies – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.10% in the first six months of 2015 and 5.07% in the first six months of 2014.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $17.1 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $15.4 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2015, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at June 30, 2015 (and related balances at December 31, 2014).

(In thousands)	June 30, 2015	December 31, 2014

Lessors of 1 to 4 family residential properties	$45,591	$41,152
Multi-family residential properties	36,298	35,961
Shopping centers	30,898	30,016

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At June 30, 2015 and December 31, 2014, the allowance for loan losses was $4.9 million and $4.8 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2015 and the previous four quarters is presented below.

	2015		2014
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Balance at beginning of period	$4,722	4,836	4,754	4,728	4,711
Charge-offs:
Commercial and industrial	—	(58)	—	—	(46)
Construction and land development	—	—	1	—	—
Residential real estate	—	(60)	(79)	(287)	(41)
Consumer installment	(5)	(17)	(6)	(39)	(8)

Total charge-offs	(5)	(135)	(84)	(326)	(95)
Recoveries	169	21	16	52	112

Net recoveries (charge-offs)	164	(114)	(68)	(274)	17
Provision for loan losses	—	—	150	300	—

Ending balance	$4,886	4,722	4,836	4,754	4,728

as a % of loans	1.20%	1.19	1.20	1.20	1.23
as a % of nonperforming loans	360%	377	433	281	169
Net (recoveries) charge-offs as % of average loans (a)	(0.16)%	0.11	0.07	0.28	(0.02)

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.20% at June 30, 2015 and December 31, 2014. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgement about information available to them at the time of their examinations.

Net recoveries were $50,000, or 0.02% of average loans in the first six months of 2015, compared to net charge-offs of $140,000, or 0.07% of average loans in the first six months of 2014. In the first six months of 2015, the Company recovered $140,000 related to the full repayment of a B note that was previously charged-off as part of a troubled debt restructuring.

At June 30, 2015, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 360%, compared to 433% at December 31, 2014.

At June 30, 2015 and December 31, 2014, the Company’s recorded investment in loans considered impaired was $2.3 million and $3.3 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $0.5 million and $0.2 million at each respective date.

Nonperforming Assets

At June 30, 2015 and December 31, 2014, respectively, the Company had $1.9 million and $1.7 million in nonperforming assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2015 and the previous four quarters.

	2015		2014
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonperforming assets:
Nonaccrual loans	$1,359	1,251	1,117	1,690	2,804
Other real estate owned	499	499	534	1,215	1,584
Total nonperforming assets	$1,858	1,750	1,651	2,905	4,388

as a % of loans and other real estate owned	0.45%	0.44	0.41	0.73	1.13
as a % of total assets	0.23%	0.22	0.21	0.37	0.57
Nonperforming loans as a % of total loans	0.33%	0.32	0.28	0.43	0.73
Accruing loans 90 days or more past due	$442	2	—	76	71

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2015 and the previous four quarters.

	2015		2014
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Nonaccrual loans:
Commercial and industrial	$46	51	55	56	52
Construction and land development	602	618	605	615	963
Commercial real estate	684	405	263	482	486
Residential real estate	27	177	194	533	1,303
Consumer installment	—	—	—	4	—
Total nonaccrual loans	$1,359	1,251	1,117	1,690	2,804

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At June 30, 2015 and December 31, 2014, respectively, the Company had $1.4 million and $1.1 million in loans on nonaccrual.

At June 30, 2015, there were $0.4 million in loans 90 days or more past due and still accruing interest compared to none at December 31, 2014.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2015 and the previous four quarters.

	2015		2014
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Other real estate owned:
Commercial:
Developed lots	252	252	252	882	1,260
Residential	247	247	282	333	324
Total other real estate owned	$499	499	534	1,215	1,584

At June 30, 2015 and December 31, 2014, respectively, the Company held $0.5 million in OREO, which we acquired from borrowers.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower have caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $6.6 million, or 1.6% of total loans at June 30, 2015, compared to $7.8 million, or 2.0% of total loans at December 31, 2014.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2015 and the previous four quarters.

	2015		2014
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Potential problem loans:
Commercial and industrial	$383	385	376	429	397
Construction and land development	627	768	556	567	575
Commercial real estate	503	880	884	887	975
Residential real estate	4,898	5,682	5,917	5,898	4,754
Consumer installment	167	112	114	116	111
Total potential problem loans	$6,578	7,827	7,847	7,897	6,812

At June 30, 2015, approximately $0.3 million, or 4.7%, of total potential problem loans were past due at least 30 days, but less than 90 days. At June 30, 2015, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the second quarter of 2015 and the previous four quarters.

	2015		2014
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial	$6	82	168	245	277
Construction and land development	12	319	210	190	192
Commercial real estate	—	—	201	203	—
Residential real estate	415	1,417	2,231	221	832
Consumer installment	23	25	45	59	110
Total	$456	1,843	2,855	918	1,411

Deposits

Total deposits were $716.0 million at June 30, 2015, compared to $693.4 million at December 31, 2014. Noninterest bearing deposits were $149.7 million, or 20.9% of total deposits, at June 30, 2015, compared to $130.2 million, or 18.8% of total deposits at December 31, 2014.

The average rate paid on total interest-bearing deposits was 0.76% in the first six months of 2015 and 0.91% in the first six months of 2014.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at June 30, 2015, compared to $38.0 million and none outstanding at December 31, 2014. Securities sold under agreements to repurchase totaled $2.9 million and $4.7 million at June 30, 2015 and December 31, 2014, respectively.

The average rate paid on short-term borrowings was 0.48% in the first six months of 2015 and 0.53% in the first six months of 2014.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had no long-term FHLB advances outstanding at June 30, 2015, compared to $5.0 million at December 31, 2014. In March 2015, the Bank repaid a $5.0 million FHLB advance and incurred prepayment penalties of $0.4 million. At both June 30, 2015 and December 31, 2014, the Bank had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rate paid on long-term debt was 3.53% in the first six months of 2015 and 3.43% in the first six months of 2014.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $77.1 million and $75.8 million as of June 30, 2015 and December 31, 2014, respectively. The change from December 31, 2014 was primarily driven by net earnings of $4.0 million, partially offset by cash dividends paid of $1.6 million and an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $1.2 million.

The Company’s tier 1 leverage ratio was 10.39%, common equity tier 1 (“CET1”) risk-based capital ratio was 15.42%, tier 1 risk-based capital ratio was 16.76%, and total risk-based capital ratio was 17.78% at June 30, 2015. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Earnings simulation. Management believes that interest rate risk is best estimated by our earnings simulation modeling. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of market interest rates for the next 12 months and other factors in order to produce various earnings simulations and estimates. To help limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income from gradual changes in interest rates. For changes up or down in rates from management’s flat interest rate forecast over the next 12 months, policy limits for net interest income variances are as follows:

●	+/- 20% for a gradual change of 400 basis points
●	+/- 15% for a gradual change of 300 basis points
●	+/- 10% for a gradual change of 200 basis points
●	+/- 5% for a gradual change of 100 basis points

At June 30, 2015, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

Economic Value of Equity. EVE measures the extent that the estimated economic values of our assets, liabilities, and off-balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected cash flows from assets, liabilities, and off-balance sheet items, which establishes a base case EVE. In contrast with our earnings simulation model, which evaluates interest rate risk over a 12 month timeframe, EVE uses a terminal horizon which allows for the re-pricing of all assets, liabilities, and off-balance sheet items. Further, EVE is measured using values as of a point in time and does not reflect any actions that ALCO might take in responding to or anticipating changes in interest rates, or market and competitive conditions. To help limit interest rate risk, we have stated policy guidelines for an instantaneous basis point change in interest rates, such that our EVE should not decrease from our base case by more than the following:

●	45% for an instantaneous change of +/- 400 basis points
●	35% for an instantaneous change of +/- 300 basis points
●	25% for an instantaneous change of +/- 200 basis points
●	15% for an instantaneous change of +/- 100 basis points

At June 30, 2015, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2015 and December 31, 2014, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2015, the Bank had a remaining available line of credit with the FHLB of $232.3 million. At June 30, 2015, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At June 30, 2015, the Bank had outstanding standby letters of credit of $8.2 million and unfunded loan commitments outstanding of $49.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2015, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $357.1 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first six months of 2015, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase one loan with a principal balance of $169,000 that was current as to principal and interest and reimburse Fannie Mae approximately $37,000 related to a make whole request. At June 30, 2015, the Company had no pending repurchase or make whole requests.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of June 30, 2015, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), provides a comprehensive and converged standard on revenue recognition. The new guidance is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also requires new qualitative and quantitative disclosures related to revenue from contracts with customers. These changes are effective for the Company in the first quarter 2017 with retrospective application to each prior reporting period or with the cumulative effect of initially applying this Update at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810), affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes are effective for the Company in the first quarter of 2016. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These changes are effective for the Company in the first quarter of 2016. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

	2015		2014
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Net interest income (GAAP)	$5,788	5,523	5,482	5,448	5,253
Tax-equivalent adjustment	338	335	331	321	312

Net interest income (Tax-equivalent)	$6,126	5,858	5,813	5,769	5,565

				Six Months Ended June 30,
(In thousands)				2015	2014

Net interest income (GAAP)				$11,311	10,523
Tax-equivalent adjustment				673	636

Net interest income (Tax-equivalent)				$11,984	11,159

Table 2 - Selected Quarterly Financial Data

	2015		2014
	Second	First	Fourth	Third	Second
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$ 6,126	5,858	5,813	5,769	5,565
Less: tax-equivalent adjustment	338	335	331	321	312

Net interest income (GAAP)	5,788	5,523	5,482	5,448	5,253
Noninterest income	1,167	1,321	1,079	1,017	1,081

Total revenue	6,955	6,844	6,561	6,465	6,334
Provision for loan losses	—	—	150	300	—
Noninterest expense	4,029	4,314	3,780	3,584	3,792
Income tax expense	776	668	735	709	683

Net earnings	$ 2,150	1,862	1,896	1,872	1,859

Per share data:
Basic and diluted net earnings	$ 0.59	0.51	0.52	0.51	0.51
Cash dividends declared	0.22	0.22	0.215	0.215	0.215
Weighted average shares outstanding:
Basic and diluted	3,643,413	3,643,365	3,643,328	3,643,328	3,643,295
Shares outstanding	3,643,428	3,643,378	3,643,328	3,643,328	3,643,328
Book value	$ 21.15	21.28	20.80	20.09	19.84
Common stock price
High	$ 25.75	25.25	24.64	24.92	25.00
Low	24.51	23.15	22.10	23.17	22.90
Period end	25.73	24.85	23.64	24.64	24.02
To earnings ratio	12.08x	12.12	11.59	12.38	12.19
To book value	122%	117	114	123	121
Performance ratios:
Return on average equity	10.91%	9.68	10.21	10.19	10.72
Return on average assets	1.09%	0.93	0.98	0.97	0.96
Dividend payout ratio	37.29%	43.14	41.35	42.16	42.16
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.20%	1.19	1.20	1.20	1.23
Nonperforming loans	360%	377	433	281	169
Nonperforming assets as a % of:
Loans and other real estate owned	0.45%	0.44	0.41	0.73	1.13
Total assets	0.23%	0.22	0.21	0.37	0.57
Nonperforming loans as a % of total loans	0.33%	0.32	0.28	0.43	0.73
Net (recoveries) charge-offs as a % of average loans (c)	(0.16)%	0.11	0.07	0.28	(0.02)
Capital Adequacy:
CET 1 risk-based capital ratio	15.42%	15.38	n/a	n/a	n/a
Tier 1 risk-based capital ratio	16.76%	16.83	17.45	17.43	17.45
Total risk-based capital ratio	17.78%	17.84	18.54	18.50	18.53
Tier 1 Leverage Ratio	10.39%	10.13	10.32	10.26	10.07
Other financial data:
Net interest margin (a)	3.29%	3.15	3.14	3.16	3.09
Effective income tax rate	26.52%	26.40	27.94	27.47	26.87
Efficiency ratio (b)	55.24%	60.09	54.85	52.81	57.06
Selected average balances:
Securities	$ 259,376	264,268	265,616	274,155	274,305
Loans, net of unearned income	402,482	400,161	397,875	389,392	378,994
Total assets	791,889	802,062	777,548	771,685	772,326
Total deposits	699,453	705,746	682,812	678,738	684,613
Long-term debt	7,217	11,550	12,217	12,217	12,217
Total stockholders’ equity	78,791	76,915	74,307	73,499	69,367
Selected period end balances:
Securities	$ 252,906	262,141	267,603	264,827	276,953
Loans, net of unearned income	408,495	396,613	402,954	394,602	385,826
Allowance for loan losses	4,886	4,722	4,836	4,754	4,728
Total assets	806,233	790,224	789,231	781,136	775,128
Total deposits	715,994	698,336	693,390	680,763	684,181
Long-term debt	7,217	7,217	12,217	12,217	12,217
Total stockholders’ equity	77,053	77,544	75,799	73,193	72,291

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Net (recoveries) charge-offs are annualized.

Table 3 - Selected Financial Data

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2015	2014
Results of Operations
Net interest income (a)	$11,984	11,159
Less: tax-equivalent adjustment	673	636
Net interest income (GAAP)	11,311	10,523
Noninterest income	2,488	1,837
Total revenue	13,799	12,360
Provision for loan losses	—	(400)
Noninterest expense	8,343	7,740
Income tax expense	1,444	1,340
Net earnings	$4,012	3,680

Per share data:
Basic and diluted net earnings	$1.10	1.01
Cash dividends declared	0.44	0.43
Weighted average shares outstanding:
Basic and diluted	3,643,389	3,643,228
Shares outstanding, at period end	3,643,428	3,643,328
Book value	$21.15	19.84
Common stock price
High	$25.75	25.80
Low	23.15	22.90
Period end	25.73	24.02
To earnings ratio	12.08x	12.19
To book value	122%	121
Performance ratios:
Return on average equity	10.31%	10.91
Return on average assets	1.01%	0.96
Dividend payout ratio	40.00%	42.57
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.20%	1.23
Nonperforming loans	360%	169
Nonperforming assets as a % of:
Loans and other real estate owned	0.45%	1.13
Total assets	0.23%	0.57
Nonperforming loans as a % of total loans	0.33%	0.73
Annualized net (recoveries) charge-offs as a % of average loans	(0.02)%	0.07
Capital Adequacy:
CET 1 risk-based capital ratio	15.42%	n/a
Tier 1 risk-based capital ratio	16.76%	17.45
Total risk-based capital ratio	17.78%	18.53
Tier 1 Leverage Ratio	10.39%	10.07
Other financial data:
Net interest margin (a)	3.22%	3.14
Effective income tax rate	26.47%	26.69
Efficiency ratio (b)	57.65%	59.56
Selected average balances:
Securities	$261,809	271,177
Loans, net of unearned income	401,327	378,163
Total assets	796,947	767,268
Total deposits	702,582	681,487
Long-term debt	9,372	12,217
Total stockholders’ equity	77,858	67,472
Selected period end balances:
Securities	$252,906	276,953
Loans, net of unearned income	408,495	385,826
Allowance for loan losses	4,886	4,728
Total assets	806,233	775,128
Total deposits	715,994	684,181
Long-term debt	7,217	12,217
Total stockholders’ equity	77,053	72,291

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$405,093	$5,217	5.17%	$382,100	$4,766	5.00%
Securities - taxable	191,181	949	1.99%	213,777	1,214	2.28%
Securities - tax-exempt (2)	68,195	992	5.83%	60,528	919	6.09%

Total securities	259,376	1,941	3.00%	274,305	2,133	3.12%
Federal funds sold	47,215	28	0.24%	63,604	30	0.19%
Interest bearing bank deposits	35,370	23	0.26%	2,670	—	—

Total interest-earning assets	747,054	$7,209	3.87%	722,679	$6,929	3.85%
Cash and due from banks	13,083			12,690
Other assets	31,752			36,957

Total assets	$791,889			$772,326

Interest-bearing liabilities:
Deposits:
NOW	$114,803	$88	0.31%	$107,287	$86	0.32%
Savings and money market	202,309	183	0.36%	190,057	243	0.51%
Certificates of deposits less than $100,000	92,423	238	1.03%	103,518	305	1.18%
Certificates of deposits and other time deposits of $100,000 or more	142,526	511	1.44%	157,585	621	1.58%

Total interest-bearing deposits	552,061	1,020	0.74%	558,447	1,255	0.90%
Short-term borrowings	3,678	4	0.44%	3,404	5	0.59%
Long-term debt	7,217	59	3.28%	12,217	104	3.41%

Total interest-bearing liabilities	562,956	$1,083	0.77%	574,068	$1,364	0.95%
Noninterest-bearing deposits	147,392			126,166
Other liabilities	2,750			2,725
Stockholders’ equity	78,791			69,367

Total liabilities and stockholders’ equity	$791,889			$772,326

Net interest income and margin (tax-equivalent)		$6,126	3.29%		$5,565	3.09%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$404,106	$10,223	5.10%	$380,449	$9,556	5.07%
Securities - taxable	193,694	1,989	2.07%	210,223	2,390	2.29%
Securities - tax-exempt (2)	68,115	1,978	5.86%	60,954	1,870	6.19%

Total securities	261,809	3,967	3.06%	271,177	4,260	3.17%
Federal funds sold	60,789	62	0.21%	59,385	55	0.19%
Interest bearing bank deposits	24,449	28	0.23%	5,171	17	0.66%

Total interest-earning assets	751,153	$14,280	3.83%	716,182	$13,888	3.91%
Cash and due from banks	13,439			12,762
Other assets	32,355			38,324

Total assets	$796,947			$767,268

Interest-bearing liabilities:
Deposits:
NOW	$114,739	$174	0.31%	$106,812	$170	0.32%
Savings and money market	207,027	409	0.40%	189,830	480	0.51%
Certificates of deposits less than $100,000	93,933	492	1.06%	104,079	617	1.20%
Certificates of deposits and other time deposits of $100,000 or more	145,124	1,047	1.45%	157,509	1,245	1.59%

Total interest-bearing deposits	560,823	2,122	0.76%	558,230	2,512	0.91%
Short-term borrowings	4,167	10	0.48%	3,440	9	0.53%
Long-term debt	9,372	164	3.53%	12,217	208	3.43%

Total interest-bearing liabilities	574,362	$2,296	0.81%	573,887	$2,729	0.96%
Noninterest-bearing deposits	141,759			123,257
Other liabilities	2,968			2,652
Stockholders’ equity	77,858			67,472

Total liabilities and stockholders’ equity	$796,947			$767,268

Net interest income and margin (tax-equivalent)		$11,984	3.22%		$11,159	3.14%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2015		2014
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial and industrial	$57,310	52,536	54,329	52,868	52,054
Construction and land development	38,854	37,925	37,298	34,189	32,461
Commercial real estate	184,124	182,871	192,006	190,077	187,241
Residential real estate	115,039	111,265	107,641	106,555	102,921
Consumer installment	13,632	12,478	12,335	11,535	11,686

Total loans	408,959	397,075	403,609	395,224	386,363
Less: unearned income	(464)	(462)	(655)	(622)	(537)

Loans, net of unearned income	408,495	396,613	402,954	394,602	385,826
Less: allowance for loan losses	(4,886)	(4,722)	(4,836)	(4,754)	(4,728)

Loans, net	$403,609	391,891	398,118	389,848	381,098

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2015		2014
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Allowance for loan losses:
Balance at beginning of period	$4,722	4,836	4,754	4,728	4,711
Charge-offs:
Commercial and industrial	—	(58)	—	—	(46)
Construction and land development	—	—	1	—	—
Residential real estate	—	(60)	(79)	(287)	(41)
Consumer installment	(5)	(17)	(6)	(39)	(8)

Total charge-offs	(5)	(135)	(84)	(326)	(95)
Recoveries	169	21	16	52	112

Net recoveries (charge-offs)	164	(114)	(68)	(274)	17
Provision for loan losses	—	—	150	300	—

Ending balance	$4,886	4,722	4,836	4,754	4,728

as a % of loans	1.20%	1.19	1.20	1.20	1.23
as a % of nonperforming loans	360%	377	433	281	169
Net (recoveries) charge-offs as % of avg. loans (a)	(0.16)%	0.11	0.07	0.28	(0.02)

Nonperforming assets:
Nonaccrual loans	$1,359	1,251	1,117	1,690	2,804
Other real estate owned	499	499	534	1,215	1,584

Total nonperforming assets	$1,858	1,750	1,651	2,905	4,388

as a % of loans and other real estate owned	0.45%	0.44	0.41	0.73	1.13
as a % of total assets	0.23%	0.22	0.21	0.37	0.57
Nonperforming loans as a % of total loans	0.33%	0.32	0.28	0.43	0.73
Accruing loans 90 days or more past due	$442	2	—	76	71

(a) Net (recoveries) charge-offs are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2015				2014
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$681	14.0	$644	13.2	$639	13.5	$669	13.4	$639	13.5
Construction and land development	640	9.4	830	9.6	974	9.2	895	8.7	907	8.4
Commercial real estate	2,146	45.0	1,888	46.1	1,928	47.6	1,935	48.1	1,913	48.5
Residential real estate	1,180	28.1	1,153	28.0	1,119	26.7	1,083	27.0	1,095	26.6
Consumer installment	239	3.3	207	3.1	176	3.1	172	2.9	174	3.0

Total allowance for loan losses	$4,886		$4,722		$4,836		$4,754		$4,728

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2015

Maturity of:
3 months or less	$22,150
Over 3 months through 6 months	19,576
Over 6 months through 12 months	19,304
Over 12 months	79,425

Total CDs and other time deposits of $100,000 or more	$140,455

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Senior Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Senior Vice President, Controller and Chief Financial Officer (Principal Financial and Accounting Officer).***

101.INS	XBRL Instance Document ****

101.SCH	XBRL Taxonomy Extension Schema Document ****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ****

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.

**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.

***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

****	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: July 31, 2015	By: /s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: July 31, 2015	By: /s/ David A. Hedges
David A. Hedges
SVP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)