Form 10-Q
period 2015-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2015-10-30
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2015

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $0.01 par value per share	3,643,478 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2015	December 31, 2014

Assets:
Cash and due from banks	$15,552	$12,856
Federal funds sold	56,915	68,507
Interest bearing bank deposits	37,133	2,140

Cash and cash equivalents	109,600	83,503

Securities available-for-sale	250,142	267,603
Loans held for sale	3,551	1,974
Loans, net of unearned income	422,572	402,954
Allowance for loan losses	(5,127)	(4,836)

Loans, net	417,445	398,118

Premises and equipment, net	11,666	10,807
Bank-owned life insurance	17,314	18,004
Other real estate owned	278	534
Other assets	7,998	8,688

Total assets	$817,994	$789,231

Liabilities:
Deposits:
Noninterest-bearing	$155,614	$130,160
Interest-bearing	568,697	563,230

Total deposits	724,311	693,390
Federal funds purchased and securities sold under agreements to repurchase	3,447	4,681
Long-term debt	7,217	12,217
Accrued expenses and other liabilities	3,420	3,144

Total liabilities	738,395	713,432

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,766	3,763
Retained earnings	79,710	76,193
Accumulated other comprehensive income, net	2,722	2,443
Less treasury stock, at cost - 313,657 shares and 313,807 shares at September 30, 2015 and December 31, 2014, respectively	(6,638)	(6,639)

Total stockholders’ equity	79,599	75,799

Total liabilities and stockholders’ equity	$817,994	$789,231

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014

Interest income:
Loans, including fees	$5,090	$4,953	$15,313	$14,509
Securities:
Taxable	939	1,171	2,928	3,561
Tax-exempt	664	622	1,969	1,856
Federal funds sold and interest bearing bank deposits	57	33	147	105

Total interest income	6,750	6,779	20,357	20,031

Interest expense:
Deposits	1,017	1,221	3,139	3,733
Short-term borrowings	4	5	14	14
Long-term debt	59	105	223	313

Total interest expense	1,080	1,331	3,376	4,060

Net interest income	5,670	5,448	16,981	15,971
Provision for loan losses	200	300	200	(100)

Net interest income after provision for loan losses	5,470	5,148	16,781	16,071

Noninterest income:
Service charges on deposit accounts	209	228	624	660
Mortgage lending	362	534	1,153	1,268
Bank-owned life insurance	116	124	629	375
Other	358	366	1,124	1,081
Securities gains (losses), net:
Realized gains (losses), net	11	(235)	14	(197)
Total other-than-temporary impairments	—	—	—	(333)

Total securities gains (losses), net	11	(235)	14	(530)

Total noninterest income	1,056	1,017	3,544	2,854

Noninterest expense:
Salaries and benefits	2,255	2,199	6,814	6,701
Net occupancy and equipment	405	346	1,125	1,039
Professional fees	191	204	610	635
FDIC and other regulatory assessments	120	125	363	399
Other real estate owned, net	1	(237)	19	(181)
Prepayment penalties on long-term debt	—	—	362	—
Other	920	947	2,942	2,731

Total noninterest expense	3,892	3,584	12,235	11,324

Earnings before income taxes	2,634	2,581	8,090	7,601
Income tax expense	724	709	2,168	2,049

Net earnings	$1,910	$1,872	$5,922	$5,552

Net earnings per share:
Basic and diluted	$0.52	$0.51	$1.63	$1.52

Weighted average shares outstanding:
Basic and diluted	3,643,455	3,643,328	3,643,411	3,643,262

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Net earnings	$1,910	$1,872	$5,922	$5,552

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	1,444	(335)	288	5,167
Reclassification adjustment for net (gain) loss on securities recognized in net earnings	(7)	149	(9)	335

Other comprehensive income (loss)	1,437	(186)	279	5,502

Comprehensive income	$3,347	$1,686	$6,201	$11,054

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income	stock	Total

Balance, December 31, 2013	3,957,135	$39	$3,759	$71,879	$(4,552)	$(6,640)	$64,485
Net earnings	—	—	—	5,552	—	—	5,552
Other comprehensive income	—	—	—	—	5,502	—	5,502
Cash dividends paid ($0.645 per share)	—	—	—	(2,351)	—	—	(2,351)
Sale of treasury stock (210 shares)	—	—	4	—	—	1	5

Balance, September 30, 2014	3,957,135	$39	$3,763	$75,080	$950	$(6,639)	$73,193

Balance, December 31, 2014	3,957,135	$39	$3,763	$76,193	$2,443	$(6,639)	$75,799
Net earnings	—	—	—	5,922	—	—	5,922
Other comprehensive income	—	—	—	—	279	—	279
Cash dividends paid ($0.66 per share)	—	—	—	(2,405)	—	—	(2,405)
Sale of treasury stock (150 shares)	—	—	3	—	—	1	4

Balance, September 30, 2015	3,957,135	$39	$3,766	$79,710	$2,722	$(6,638)	$79,599

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2015	2014

Cash flows from operating activities:
Net earnings	$5,922	$5,552
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	200	(100)
Depreciation and amortization	863	557
Premium amortization and discount accretion, net	1,186	1,150
Net (gain) loss on securities available-for-sale	(14)	530
Net gain on sale of loans held for sale	(942)	(880)
(Decrease) increase in MSR valuation allowance	(52)	31
Net loss (gain) on other real estate owned	6	(204)
Loss on prepayment of long-term debt	362	—
Loans originated for sale	(55,956)	(44,185)
Proceeds from sale of loans	54,882	43,469
Increase in cash surrender value of bank-owned life insurance	(353)	(375)
Income recognized from death benefit on bank-owned life insurance	(276)	—
Net decrease (increase) in other assets	293	(82)
Net increase in accrued expenses and other liabilities	280	8,200

Net cash provided by operating activities	6,401	13,663

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	37,132
Proceeds from maturities of securities available-for-sale	23,981	47,241
Purchase of securities available-for-sale	(7,249)	(70,943)
Increase in loans, net	(19,527)	(12,126)
Net purchases of premises and equipment	(1,189)	(19)
Proceeds from bank-owned life insurance death benefit	1,319	—
Decrease in FHLB stock	191	235
Proceeds from sale of other real estate owned	250	3,322

Net cash (used in) provided by investing activities	(2,224)	4,842

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	25,454	1,732
Net increase in interest-bearing deposits	5,467	10,187
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(1,234)	971
Repayments or retirement of long-term debt	(5,362)	—
Dividends paid	(2,405)	(2,351)

Net cash provided by financing activities	21,920	10,539

Net change in cash and cash equivalents	26,097	29,044
Cash and cash equivalents at beginning of period	83,503	54,222

Cash and cash equivalents at end of period	$109,600	$83,266

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,503	$4,125
Income taxes	1,803	963
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	449

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2015. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

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

NOTE 2: BASIC AND DILUTED EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2015 and 2014, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted earnings per share computations for the respective periods are presented below.

	Quarter ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014

Basic and diluted:
Net earnings	$1,910	$1,872	$5,922	$5,552
Weighted average common shares outstanding	3,643,455	3,643,328	3,643,411	3,643,262

Earnings per share	$0.52	$0.51	$1.63	$1.52

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At September 30, 2015, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of September 30, 2015.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: SECURITIES

At September 30, 2015 and December 31, 2014, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2015 and December 31, 2014, respectively, are presented below.

(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Fair Value	Gross Unrealized		Amortized Cost
						Gains	Losses

September 30, 2015
Agency obligations (a)	$5,007	26,185	19,546	9,817	60,555	720	408	$60,243
Agency RMBS (a)	—	1,767	14,470	101,066	117,303	1,539	301	116,065
State and political subdivisions	—	1,059	13,232	57,993	72,284	2,861	96	69,519

Total available-for-sale	$5,007	29,011	47,248	168,876	250,142	5,120	805	$245,827

December 31, 2014
Agency obligations (a)	$—	30,947	14,869	14,433	60,249	375	830	$60,704
Agency RMBS (a)	—	—	14,523	120,520	135,043	1,597	616	134,062
State and political subdivisions	—	502	15,520	56,289	72,311	3,379	34	68,966

Total available-for-sale	$—	31,449	44,912	191,242	267,603	5,351	1,480	$263,732

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $136.1 million and $132.2 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million and $1.6 million at September 30, 2015 and December 31, 2014, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2015 and December 31, 2014, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2015:
Agency obligations	$—	—	24,550	408	$24,550	408
Agency RMBS	18,567	94	19,031	207	37,598	301
State and political subdivisions	7,705	96	—	—	7,705	96

Total	$26,272	190	43,581	615	$69,853	805

December 31, 2014:
Agency obligations	$—	—	24,126	830	$24,126	830
Agency RMBS	9,078	22	42,744	594	51,822	616
State and political subdivisions	4,257	34	—	—	4,257	34

Total	$13,335	56	66,870	1,424	$80,205	1,480

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

In determining whether a loss is temporary, the Company considers all relevant information including:

●	the length of time and the extent to which the fair value has been less than the amortized cost basis;
●	adverse conditions specifically related to the security, an industry, or a geographic area (for example, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, in the financial condition of the underlying loan obligors, including changes in technology or the discontinuance of a segment of the business that may affect the future earnings potential of the issuer or underlying loan obligors of the security or changes in the quality of the credit enhancement);
●	the historical and implied volatility of the fair value of the security;
●	the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future;
●	failure of the issuer of the security to make scheduled interest or principal payments;
●	any changes to the rating of the security by a rating agency; and
●	recoveries or additional declines in fair value subsequent to the balance sheet date.

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

Cost-method investments

At September 30, 2015, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At September 30, 2015 and December 31, 2014, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the nine months ended September 30, 2015 and 2014, respectively.

 Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Quarter ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Agency RMBS	$—	$—	$—	$333

Total debt securities	—	—	—	333

Total other-than-temporary impairment charges (included in earnings):	$—	$—	$—	$333

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Securities with intent to sell	—	—	—	333

Total other-than-temporary impairment on debt securities	$—	$—	$—	$333

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Gross realized gains	$11	$429	$14	$467
Gross realized losses	—	(664)	—	(664)

Realized gains (losses), net	$11	$(235)	$14	$(197)

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	September 30, 2015	December 31, 2014

Commercial and industrial	$47,925	$54,329
Construction and land development	41,592	37,298
Commercial real estate:
Owner occupied	48,445	52,296
Other	153,004	139,710

Total commercial real estate	201,449	192,006
Residential real estate:
Consumer mortgage	71,415	66,489
Investment property	46,448	41,152

Total residential real estate	117,863	107,641
Consumer installment	14,362	12,335

Total loans	423,191	403,609
Less: unearned income	(619)	(655)

Loans, net of unearned income	$422,572	$402,954

Loans secured by real estate were approximately 85.3% of the Company’s total loan portfolio at September 30, 2015. At September 30, 2015, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of September 30, 2015 and December 31, 2014.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

September 30, 2015:
Commercial and industrial	$47,807	37	—	47,844	81	$47,925
Construction and land development	40,886	—	112	40,998	594	41,592
Commercial real estate:
Owner occupied	47,586	182	—	47,768	677	48,445
Other	150,891	—	—	150,891	2,113	153,004

Total commercial real estate	198,477	182	—	198,659	2,790	201,449
Residential real estate:
Consumer mortgage	70,929	301	—	71,230	185	71,415
Investment property	46,414	34	—	46,448	—	46,448

Total residential real estate	117,343	335	—	117,678	185	117,863
Consumer installment	14,342	20	—	14,362	—	14,362

Total	$418,855	574	112	419,541	3,650	$423,191

December 31, 2014:
Commercial and industrial	$54,106	168	—	54,274	55	$54,329
Construction and land development	36,483	210	—	36,693	605	37,298
Commercial real estate:
Owner occupied	51,832	201	—	52,033	263	52,296
Other	139,710	—	—	139,710	—	139,710

Total commercial real estate	191,542	201	—	191,743	263	192,006
Residential real estate:
Consumer mortgage	64,713	1,736	—	66,449	40	66,489
Investment property	40,503	495	—	40,998	154	41,152

Total residential real estate	105,216	2,231	—	107,447	194	107,641
Consumer installment	12,290	45	—	12,335	—	12,335

Total	$399,637	2,855	—	402,492	1,117	$403,609

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segement. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2015 and December 31, 2014, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2015
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$681	640	2,146	1,180	239	$4,886
Charge-offs	—	—	—	(26)	(23)	(49)
Recoveries	13	4	—	71	2	90

Net recoveries (charge-offs)	13	4	—	45	(21)	41
Provision for loan losses	(190)	(17)	533	(122)	(4)	200

Ending balance	$504	627	2,679	1,103	214	$5,127

Nine months ended:
Beginning balance	$639	974	1,928	1,119	176	$4,836
Charge-offs	(58)	—	—	(86)	(45)	(189)
Recoveries	17	13	—	236	14	280

Net (charge-offs) recoveries	(41)	13	—	150	(31)	91
Provision for loan losses	(94)	(360)	751	(166)	69	200

Ending balance	$504	627	2,679	1,103	214	$5,127

	September 30, 2014
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$639	907	1,913	1,095	174	$4,728
Charge-offs	—	—	—	(287)	(39)	(326)
Recoveries	35	1	—	13	3	52

Net recoveries (charge-offs)	35	1	—	(274)	(36)	(274)
Provision for loan losses	(5)	(13)	22	262	34	300

Ending balance	$669	895	1,935	1,083	172	$4,754

Nine months ended:
Beginning balance	$386	366	3,186	1,114	216	$5,268
Charge-offs	(46)	(236)	—	(358)	(83)	(723)
Recoveries	71	4	118	103	13	309

Net recoveries (charge-offs)	25	(232)	118	(255)	(70)	(414)
Provision for loan losses	258	761	(1,369)	224	26	(100)

Ending balance	$669	895	1,935	1,083	172	$4,754

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2015 and 2014.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

September 30, 2015:
Commercial and industrial	$504	47,869	—	56	504	47,925
Construction and land development	627	40,999	—	593	627	41,592
Commercial real estate	1,719	197,693	960	3,756	2,679	201,449
Residential real estate	1,103	117,863	—	—	1,103	117,863
Consumer installment	214	14,362	—	—	214	14,362

Total	$4,167	418,786	960	4,405	5,127	423,191

September 30, 2014:
Commercial and industrial	$669	52,785	—	83	669	52,868
Construction and land development	895	33,574	—	615	895	34,189
Commercial real estate	1,733	188,150	202	1,927	1,935	190,077
Residential real estate	1,083	105,672	—	883	1,083	106,555
Consumer installment	172	11,535	—	—	172	11,535

Total	$4,552	391,716	202	3,508	4,754	395,224

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

Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

September 30, 2015:
Commercial and industrial	$43,379	4,136	329	81	$47,925
Construction and land development	40,360	60	578	594	41,592
Commercial real estate:
Owner occupied	47,260	284	224	677	48,445
Other	150,577	37	277	2,113	153,004

Total commercial real estate	197,837	321	501	2,790	201,449
Residential real estate:
Consumer mortgage	65,983	1,407	3,840	185	71,415
Investment property	44,839	485	1,124	—	46,448

Total residential real estate	110,822	1,892	4,964	185	117,863
Consumer installment	14,137	97	128	—	14,362

Total	$406,535	6,506	6,500	3,650	$423,191

December 31, 2014:
Commercial and industrial	$49,550	4,348	376	55	$54,329
Construction and land development	35,911	226	556	605	37,298
Commercial real estate:
Owner occupied	49,900	1,905	228	263	52,296
Other	136,801	2,253	656	—	139,710

Total commercial real estate	186,701	4,158	884	263	192,006
Residential real estate:
Consumer mortgage	59,646	1,912	4,891	40	66,489
Investment property	39,348	624	1,026	154	41,152

Total residential real estate	98,994	2,536	5,917	194	107,641
Consumer installment	12,200	21	114	—	12,335

Total	$383,356	11,289	7,847	1,117	$403,609

Impaired loans

The following tables present details related to the Company’s impaired loans. Loans that have been fully charged-off do not appear in the following tables. The related allowance generally represents the following components that correspond to impaired loans:

●	Individually evaluated impaired loans equal to or greater than $500,000 secured by real estate (nonaccrual construction and land development, commercial real estate, and residential real estate loans).

●	Individually evaluated impaired loans equal to or greater than $250,000 not secured by real estate (nonaccrual commercial and industrial and consumer installment loans).

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2015 and December 31, 2014.

	September 30, 2015
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$56	—	56
Construction and land development	2,590	(1,997)	593
Commercial real estate:
Owner occupied	312	(75)	237

Total commercial real estate	312	(75)	237

Total	$2,958	(2,072)	886

With allowance recorded:
Commercial real estate:
Owner occupied	1,476	(70)	1,406	427
Other	2,130	(17)	2,113	533

Total commercial real estate	3,606	(87)	3,519	960

Total	$3,606	(87)	3,519	$960

Total impaired loans	$6,564	(2,159)	4,405	$960

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

	Quarter ended September 30, 2015		Nine months ended September 30, 2015
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$58	1	63	3
Construction and land development	596	—	608	—
Commercial real estate:
Owner occupied	1,433	11	1,273	32
Other	921	—	610	18

Total commercial real estate	2,354	11	1,883	50
Residential real estate:
Consumer mortgages	—	—	454	173
Investment property	—	—	91	76

Total residential real estate	—	—	545	249

Total	$3,008	12	3,099	302

	Quarter ended September 30, 2014		Nine months ended September 30, 2014
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$88	2	105	6
Construction and land development	730	—	1,159	—
Commercial real estate:
Owner occupied	1,129	9	1,367	31
Other	801	4	935	20

Total commercial real estate	1,930	13	2,302	51
Residential real estate:
Consumer mortgages	716	5	752	5
Investment property	162	—	166	—

Total residential real estate	878	5	918	5

Total	$3,626	20	4,484	62

Interest income recognized for the nine months ended September 30, 2015 included interest recoveries of $225 thousand related to two impaired residential real estate loans that paid off in June 2015. Excluding the interest recoveries on these two loans, interest income recognized on impaired loans for the nine months ended September 30, 2015 would have been $77 thousand.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of September 30, 2015 and December 31, 2014.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total		Related Allowance

September 30, 2015
Commercial and industrial	$56	—	56	$	—
Construction and land development	—	593	593		—
Commercial real estate:
Owner occupied	1,036	237	1,273		130

Total commercial real estate	1,036	237	1,273		130

Total	$1,092	830	1,922	$	130

December 31, 2014
Commercial and industrial	$70	—	70	$	—
Construction and land development	—	605	605		—
Commercial real estate:
Owner occupied	846	263	1,109		102
Other	591	—	591		92

Total commercial real estate	1,437	263	1,700		194
Residential real estate:
Consumer mortgages	742	—	742		—
Investment property	—	154	154		—

Total residential real estate	742	154	896		—

Total	$2,249	1,022	3,271	$	194

At September 30, 2015, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended September 30,			Nine months ended September 30,
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment

2015:
Commercial and industrial	—	$—	—	1	$61	66
Construction and land development	—	—	—	1	116	113
Commercial real estate:
Owner occupied	1	216	218	1	216	218
Other	—	—	—	1	592	592

Total commercial real estate	1	216	218	2	808	810

Total	1	$216	218	4	$985	989

2014:
Commercial real estate:
Other	1	$590	592	1	$590	592

Total commercial real estate	1	590	592	1	590	592
Residential real estate:
Consumer mortgages	1	712	712	1	712	712

Total residential real estate	1	712	712	1	712	712

Total	2	$1,302	1,304	2	$1,302	1,304

The majority of the loans modified in a TDR during the quarter and nine months ended September 30, 2015, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended September 30,		Nine months Ended September 30,
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)

2015:
Commercial real estate:
Owner occupied	—	$—	1	$261

Total commercial real estate	—	—	1	261
Residential real estate:
Investment property	—	—	1	150

Total residential real estate	—	—	1	150

Total	—	$—	2	$411

2014:
Commercial real estate:
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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

MSRs, net:
Beginning balance	$2,359	$2,346	$2,388	$2,350
Additions, net	174	168	440	371
Amortization expense	(171)	(89)	(505)	(253)
Decrease (increase) in valuation allowance	13	12	52	(31)

Ending balance	$2,375	$2,437	$2,375	$2,437

Valuation allowance included in MSRs, net:
Beginning of period	$14	$43	$53	$—
End of period	1	31	1	31

Fair value of amortized MSRs:
Beginning of period	$3,014	$3,228	$3,238	$3,452
End of period	3,052	3,314	3,052	3,314

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

A summary of the Company’s interest rate swap agreements at September 30, 2015 and December 31, 2014 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

September 30, 2015:
Pay fixed / receive variable	$4,404	—	524
Pay variable / receive fixed	4,404	524	—

Total interest rate swap agreements	$8,808	524	524

December 31, 2014:
Pay fixed / receive variable	$4,667	—	634
Pay variable / receive fixed	4,667	634	—

Total interest rate swap agreements	$9,334	634	634

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2015, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015:
Securities available-for-sale:
Agency obligations	$60,555	—	60,555	—
Agency RMBS	117,303	—	117,303	—
State and political subdivisions	72,284	—	72,284	—

Total securities available-for-sale	250,142	—	250,142	—
Other assets (1)	524	—	524	—

Total assets at fair value	$250,666	—	250,666	—

Other liabilities(1)	$524	—	524	—

Total liabilities at fair value	$524	—	524	—

December 31, 2014:
Securities available-for-sale:
Agency obligations	$60,249	—	60,249	—
Agency RMBS	135,043	—	135,043	—
State and political subdivisions	72,311	—	72,311	—

Total securities available-for-sale	267,603	—	267,603	—
Other assets (1)	634	—	634	—

Total assets at fair value	$268,237	—	268,237	—

Other liabilities(1)	$634	—	634	—

Total liabilities at fair value	$634	—	634	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015:
Loans held for sale	$3,551	—	3,551	—
Loans, net(1)	3,445	—	—	3,445
Other real estate owned	278	—	—	278
Other assets (2)	2,375	—	—	2,375

Total assets at fair value	$9,649	—	3,551	6,098

December 31, 2014:
Loans held for sale	$1,974	—	1,974	—
Loans, net(1)	3,077	—	—	3,077
Other real estate owned	534	—	—	534
Other assets (2)	2,388	—	—	2,388

Total assets at fair value	$7,973	—	1,974	5,999

(1)Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At September 30, 2015, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at September 30, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Nonrecurring:

Impaired loans	$3,445	Appraisal	Appraisal discounts (%)	24.4%

Other real estate owned	278	Appraisal	Appraisal discounts (%)	12.9%

Mortgage servicing rights, net	2,375	Discounted cash flow	Prepayment speed or CPR (%)	10.2%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy

(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

September 30, 2015:
Financial Assets:
Loans, net (1)	$417,445	$426,383	$—	$—	$426,383
Loans held for sale	3,551	3,646	—	3,646	—
Financial Liabilities:
Time Deposits	$225,167	$226,197	$—	$226,197	$—
Long-term debt	7,217	7,217	—	7,217	—

December 31, 2014:
Financial Assets:
Loans, net (1)	$398,118	$407,839	$—	$—	$407,839
Loans held for sale	1,974	2,044	—	2,044	—
Financial Liabilities:
Time Deposits	$249,126	$251,365	$—	$251,365	$—
Long-term debt	12,217	12,558	—	12,558	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2015 and 2014, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

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

Summary of Results of Operations

	Quarter ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014

Net interest income (a)	$6,011	$5,769	$17,995	$16,928
Less: tax-equivalent adjustment	341	321	1,014	957

Net interest income (GAAP)	5,670	5,448	16,981	15,971
Noninterest income	1,056	1,017	3,544	2,854

Total revenue	6,726	6,465	20,525	18,825
Provision for loan losses	200	300	200	(100)
Noninterest expense	3,892	3,584	12,235	11,324
Income tax expense	724	709	2,168	2,049

Net earnings	$1,910	$1,872	$5,922	$5,552

Basic and diluted earnings per share	$0.52	$0.51	$1.63	$1.52

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $5.9 million for the first nine months of 2015, compared to $5.6 million for the first nine months of 2014. Basic and diluted earnings per share were $1.63 per share for the first nine months of 2015, compared to $1.52 per share for the first nine months of 2014.

Net interest income (tax-equivalent) was $18.0 million for the first nine months of 2015, an increase of 6% compared to the first nine months of 2014. The increase reflects management’s efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding. Net interest income (tax-equivalent) for the first nine months of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) would have been $17.8 million for the first nine months of 2015, an increase of 5% compared to the first nine months of 2014. Average loans were $406.3 million in the first nine months of 2015, an increase of $24.4 million or 6%, from the first nine months of 2014. Average deposits were $706.8 million in the first nine months of 2015, an increase of $26.2 million or 4%, from the first nine months of 2014.

The Company recorded $0.2 million in provision for loan losses for the first nine months of 2015, compared to a negative provision of $0.1 million for the first nine months of 2014. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs.

Noninterest income was $3.5 million for the first nine months of 2015, compared to $2.9 million in the first nine months of 2014. The increase was primarily due to an increase in income from bank-owned life insurance of $0.3 million related to death benefits recognized in the first nine months of 2015 and an increase in net securities gains (losses) of $0.5 million due to losses realized on the sale of securities in the first nine months of 2014. These increases were partially offset by a decrease in mortgage lending of $0.1 million as servicing fees, net of related amortization expense declined.

Noninterest expense was $12.2 million in the first nine months of 2015, compared to $11.3 million in the first nine months of 2014. The increase was primarily due to prepayment penalties on long-term debt of $0.4 million incurred in the first nine months of 2015 when the company repaid $5.0 million of long-term debt with an interest rate of 3.59%, an increase in OREO expense, net of $0.2 million due to gains realized on the sale of certain OREO properties in the first nine months of 2014, and an increase in other noninterest expense of $0.2 million.

Income tax expense was $2.2 million for the first nine months of 2015, compared to $2.0 million for the first nine months of 2014. The Company’s income tax expense for the first nine months of 2015 reflects an effective income tax rate of 26.80%, compared to 26.96% for the first nine months of 2014. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

In the first nine months of 2015, the Company paid cash dividends of $2.4 million, or $0.66 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.33% and a Tier 1 leverage ratio of 10.37% at September 30, 2015.

In the third quarter of 2015, net earnings were $1.9 million, or $0.52 per share, compared to $1.9 million, or $0.51 per share, for the third quarter of 2014. Net interest income (tax-equivalent) was $6.0 million for the third quarter of 2015, an increase of 4% compared to the third quarter of 2014. The Company recorded $0.2 million in provision for loan losses in the third quarter of 2015 compared to $0.3 million in third quarter 2014. Noninterest income was $1.1 million in the third quarter of 2015, compared to $1.0 million in the third quarter of 2014. Noninterest expense was $3.9 million in the third quarter of 2015, compared to $3.6 million in the third quarter of 2014. The increase was primarily due to an increase in OREO expense, net due to gains realized on the sale of certain OREO properties in the third quarter of 2014. Income tax expense was approximately $0.7 million for the third quarter of 2015 and 2014. The Company’s effective tax rate for the third quarter of 2015 was 27.49%, compared to 27.47% in the third quarter of 2014.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2015 and December 31, 2014, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine Months Ended September 30,
	2015		2014
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$408,954	5.01%	$384,370	5.05%
Securities - taxable	189,750	2.06%	210,680	2.26%
Securities - tax-exempt	68,549	5.82%	61,500	6.12%

Total securities	258,299	3.06%	272,180	3.13%
Federal funds sold	59,639	0.22%	54,866	0.19%
Interest bearing bank deposits	27,589	0.23%	7,350	0.45%

Total interest-earning assets	754,481	3.79%	718,766	3.90%

Deposits:
NOW	114,973	0.30%	105,734	0.32%
Savings and money market	212,300	0.39%	190,223	0.51%
Certificates of deposits less than $100,000	92,510	1.04%	102,755	1.17%
Certificates of deposits and other time deposits of $100,000 or more	142,575	1.44%	156,833	1.58%

Total interest-bearing deposits	562,358	0.75%	555,545	0.90%
Short-term borrowings	3,758	0.50%	3,605	0.52%
Long-term debt	8,645	3.45%	12,217	3.43%

Total interest-bearing liabilities	574,761	0.79%	571,367	0.95%

Net interest income and margin (tax-equivalent)	$17,995	3.19%	$16,928	3.15%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $18.0 million for the first nine months of 2015, compared to $16.9 million for the first nine months of 2014. This increase reflects management’s efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding. Net interest income (tax-equivalent) for the first nine months of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) would have been $17.8 million for the first nine months of 2015, an increase of 5% compared to the first nine months of 2014.

The tax-equivalent yield on total interest-earning assets decreased by 11 basis points in the first nine months of 2015 from the first nine months of 2014 to 3.79%. This decrease was primarily due to declining yields on securities and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 16 basis points in the first nine months of 2015 from the first nine months of 2014 to 0.79%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded $0.2 million in provision for loan losses for the first nine months of 2015, compared to a negative provision of $0.1 million for the first nine months of 2014. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.21% at September 30, 2015, compared to 1.20% at December 31, 2014. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Service charges on deposit accounts	$209	$228	$624	$660
Mortgage lending income	362	534	1,153	1,268
Bank-owned life insurance	116	124	629	375
Securities gains (losses), net	11	(235)	14	(530)
Other	358	366	1,124	1,081

Total noninterest income	$1,056	$1,017	$3,544	$2,854

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Origination income	$298	$386	$942	$880
Servicing fees, net	51	136	159	419
Decrease (increase) in MSR valuation allowance	13	12	52	(31)

Total mortgage lending income	$362	$534	$1,153	$1,268

The decrease in mortgage lending income was primarily due to a decrease in servicing fees, net of related amortization expense. Although servicing fees were largely unchanged, amortization expense increased due to faster prepayment speeds.

Income from bank-owned life insurance increased in the first nine months of 2015, compared to the first nine months of 2014 due to non-taxable death benefits received. Income from bank-owned life insurance decreased in the third quarter of 2015, compared to the third quarter of 2014 due to claims reducing the number of policies outstanding. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Net securities gains (losses) consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains realized on the sale of securities were $11,000 and $14,000, respectively, for the third quarter and first nine months of 2015, compared to net losses realized on the sale of securities of $235,000 and $197,000, respectively, for the third quarter and first nine months of 2014. The Company recorded an other-than-temporary impairment charge of $333,000 in the first quarter of 2014 related to securities that management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold available-for-sale agency residential mortgage-backed securities (“RMBS”) with a fair value of $18.9 million and realized the expected loss of approximately $333,000. The Company incurred no other-than-temporary impairment charges in the first nine months of 2015.

Noninterest Expense

	Quarter ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Salaries and benefits	$2,255	$2,199	$6,814	$6,701
Net occupancy and equipment	405	346	1,125	1,039
Professional fees	191	204	610	635
FDIC and other regulatory assessments	120	125	363	399
Other real estate owned, net	1	(237)	19	(181)
Prepayment penalty on long-term debt	—	—	362	—
Other	920	947	2,942	2,731

Total noninterest expense	$3,892	$3,584	$12,235	$11,324

The increase in salaries and benefits expense reflected routine annual increases.

The increase in net occupancy and equipment expense reflects increases in various items, including repairs and maintenance and depreciation expense.

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s quarterly assessment rate as several variables utilized by the FDIC in calculating our deposit insurance assessments improved.

The increase in OREO expense, net was primarily due to gains realized on the sale of certain OREO properties in the third quarter and first nine months of 2014.

During the first nine months of 2015, the Company repaid $5.0 million of long-term debt with an interest rate of 3.59% and incurred prepayment penalties of $0.4 million.

Other noninterest expense increased in the first nine months of 2015, compared to the first nine months of 2014 due to various items, including computer software expenses.

Income Tax Expense

Income tax expense was $2.2 million for the first nine months of 2015, compared to $2.0 million for the first nine months of 2014. The Company’s income tax expense for the first nine months of 2015 reflects an effective income tax rate of 26.80%, compared to 26.96% for the first nine months of 2014. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $250.1 million at September 30, 2015, a decrease of $17.5 million, or 7%, compared to $267.6 million at December 31, 2014. This decline was primarily due to a decrease of $17.9 million in the amortized cost basis of securities available-for-sale as proceeds from principal repayments on mortgage-backed securities were not reinvested. This decrease was partially offset by $0.4 million change in unrealized gains (losses) on securities available-for-sale, reflecting an increase in prices as long-term interest rates declined during the first nine months of 2015.

The average tax-equivalent yields earned on total securities were 3.06% in the first nine months of 2015 and 3.13% in the first nine months of 2014.

Loans

	2015			2014
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Commercial and industrial	$47,925	57,310	52,536	54,329	52,868
Construction and land development	41,592	38,854	37,925	37,298	34,189
Commercial real estate	201,449	184,124	182,871	192,006	190,077
Residential real estate	117,863	115,039	111,265	107,641	106,555
Consumer installment	14,362	13,632	12,478	12,335	11,535

Total loans	423,191	408,959	397,075	403,609	395,224
Less: unearned income	(619)	(464)	(462)	(655)	(622)

Loans, net of unearned income	$422,572	408,495	396,613	402,954	394,602

Total loans, net of unearned income, were $422.6 million at September 30, 2015, compared to $403.0 million at December 31, 2014. Four loan categories represented the majority of the loan portfolio at September 30, 2015: commercial real estate (48%), residential real estate (28%), construction and land development (10%) and commercial and industrial (11%). Approximately 24% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2015.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $16.4 million, or 4% of total loans, at September 30, 2015, compared to $16.5 million, or 4% of total loans, at December 31, 2014. For residential real estate mortgage loans with a consumer purpose, $1.0 million required interest-only payments at September 30, 2015, compared to $1.9 million at December 31, 2014. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.5 million at September 30, 2015 and December 31, 2014. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased loan participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “Critical Accounting Policies – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 5.01% in the first nine months of 2015 and 5.05% in the first nine months of 2014.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $17.4 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $15.7 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2015, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2015 (and related balances at December 31, 2014).

	September 30,	December 31,
(In thousands)	2015	2014

Lessors of 1 to 4 family residential properties	$46,448	$41,152
Multi-family residential properties	44,787	35,961
Shopping centers	37,520	30,016

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At September 30, 2015 and December 31, 2014, the allowance for loan losses was $5.1 million and $4.8 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2015 and the previous four quarters is presented below.

	2015			2014

	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,886	4,722	4,836	4,754	4,728
Charge-offs:
Commercial and industrial	—	—	(58)	—	—
Construction and land development	—	—	—	1	—
Residential real estate	(26)	—	(60)	(79)	(287)
Consumer installment	(23)	(5)	(17)	(6)	(39)

Total charge-offs	(49)	(5)	(135)	(84)	(326)
Recoveries	90	169	21	16	52

Net recoveries (charge-offs)	41	164	(114)	(68)	(274)
Provision for loan losses	200	—	—	150	300

Ending balance	$5,127	4,886	4,722	4,836	4,754

as a % of loans	1.21%	1.20	1.19	1.20	1.20
as a % of nonperforming loans	140%	360	377	433	281
Net (recoveries) charge-offs as % of average loans (a)	(0.04)%	(0.16)	0.11	0.07	0.28

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.21% at September 30, 2015, compared to 1.20% at December 31, 2014. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgement about information available to them at the time of their examinations.

Net recoveries were $91,000, or 0.03% of average loans in the first nine months of 2015, compared to net charge-offs of $414,000, or 0.14% of average loans in the first nine months of 2014. In the first nine months of 2015, the Company recovered $140,000 related to the full repayment of a B note that was previously charged-off as part of a troubled debt restructuring.

At September 30, 2015, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 140%, compared to 433% at December 31, 2014. The decrease in this ratio was primarily due to one commercial real estate loan placed on nonaccrual during the first nine months of 2015 with a recorded investment of $2.1 million.

At September 30, 2015 and December 31, 2014, the Company’s recorded investment in loans considered impaired was $4.4 million and $3.3 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $1.0 million and $0.2 million at each respective date.

Nonperforming Assets

At September 30, 2015 and December 31, 2014, respectively, the Company had $3.9 million and $1.7 million in nonperforming assets. The increase was primarily due to one nonperforming commercial real estate loan with a recorded investment of $2.1 million at September 30, 2015.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2015 and the previous four quarters.

	2015			2014
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Nonperforming assets:
Nonaccrual loans	$3,650	1,359	1,251	1,117	1,690
Other real estate owned	278	499	499	534	1,215

Total nonperforming assets	$3,928	1,858	1,750	1,651	2,905

as a % of loans and other real estate owned	0.93%	0.45	0.44	0.41	0.73
as a % of total assets	0.48%	0.23	0.22	0.21	0.37
Nonperforming loans as a % of total loans	0.86%	0.33	0.32	0.28	0.43
Accruing loans 90 days or more past due	$112	442	2	—	76

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2015 and the previous four quarters.

	2015			2014
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Nonaccrual loans:
Commercial and industrial	$81	46	51	55	56
Construction and land development	594	602	618	605	615
Commercial real estate	2,790	684	405	263	482
Residential real estate	185	27	177	194	533
Consumer installment	—	—	—	—	4

Total nonaccrual loans	$3,650	1,359	1,251	1,117	1,690

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2015 and December 31, 2014, respectively, the Company had $3.7 million and $1.1 million in loans on nonaccrual.

At September 30, 2015, there were $112,000 in loans 90 days or more past due and still accruing interest compared to none at December 31, 2014.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2015 and the previous four quarters.

	2015			2014
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Other real estate owned:
Commercial:
Developed lots	$252	252	252	252	882
Residential	26	247	247	282	333

Total other real estate owned	$278	499	499	534	1,215

At September 30, 2015 and December 31, 2014, respectively, the Company held $0.3 million and $0.5 million in OREO, which we acquired from borrowers.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower have caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $6.5 million, or 1.5% of total loans at September 30, 2015, compared to $7.8 million, or 2.0% of total loans at December 31, 2014.

The table below provides information concerning the composition of potential problem loans for the third quarter of 2015 and the previous four quarters.

	2015			2014
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Potential problem loans:
Commercial and industrial	$329	383	385	376	429
Construction and land development	578	627	768	556	567
Commercial real estate	501	503	880	884	887
Residential real estate	4,964	4,898	5,682	5,917	5,898
Consumer installment	128	167	112	114	116

Total potential problem loans	$6,500	6,578	7,827	7,847	7,897

At September 30, 2015, approximately $0.2 million, or 3.8%, of total potential problem loans were past due at least 30 days, but less than 90 days. At September 30, 2015, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the third quarter of 2015 and the previous four quarters.

	2015			2014
(In thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$37	6	82	168	245
Construction and land development	—	12	319	210	190
Commercial real estate	182	—	—	201	203
Residential real estate	335	415	1,417	2,231	221
Consumer installment	20	23	25	45	59

Total	$574	456	1,843	2,855	918

Deposits

Total deposits were $724.3 million at September 30, 2015, compared to $693.4 million at December 31, 2014. Noninterest bearing deposits were $155.6 million, or 21.5% of total deposits, at September 30, 2015, compared to $130.2 million, or 18.8% of total deposits at December 31, 2014.

The average rate paid on total interest-bearing deposits was 0.75% in the first nine months of 2015 and 0.90% in the first nine months of 2014.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at September 30, 2015, compared to $38.0 million and none outstanding at December 31, 2014. Securities sold under agreements to repurchase totaled $3.4 million and $4.7 million at September 30, 2015 and December 31, 2014, respectively.

The average rate paid on short-term borrowings was 0.50% in the first nine months of 2015 and 0.52% in the first nine months of 2014.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had no long-term FHLB advances outstanding at September 30, 2015, compared to $5.0 million at December 31, 2014. In March 2015, the Bank repaid a $5.0 million FHLB advance and incurred prepayment penalties of $0.4 million. At both September 30, 2015 and December 31, 2014, the Bank had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rate paid on long-term debt was 3.45% in the first nine months of 2015 and 3.43% in the first nine months of 2014.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $79.6 million and $75.8 million as of September 30, 2015 and December 31, 2014, respectively. The change from December 31, 2014 was primarily driven by net earnings of $5.9 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $0.3 million, partially offset by cash dividends paid of $2.4 million.

The Company’s tier 1 leverage ratio was 10.37%, common equity tier 1 (“CET1”) risk-based capital ratio was 15.01%, tier 1 risk-based capital ratio was 16.29%, and total risk-based capital ratio was 17.33% at September 30, 2015. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

At September 30, 2015, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At September 30, 2015, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2015 and December 31, 2014, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2015, the Bank had a remaining available line of credit with the FHLB of $237.1 million. At September 30, 2015, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At September 30, 2015, the Bank had outstanding standby letters of credit of $8.2 million and unfunded loan commitments outstanding of $58.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2015, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $359.5 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first nine months of 2015, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase two loans with an aggregate principal balance of $287,000 that were current as to principal and interest at the time of repurchase and reimburse Fannie Mae approximately $37,000 related to a make whole request. At September 30, 2015, the Company had no pending repurchase or make whole requests.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2015, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2015-02, Amendments to the Consolidation Analysis;

•	ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs;

•	ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement; and

•	ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date.

Information about these pronouncements is described in more detail below.

ASU 2014-09, Revenue from Contracts with Customers, provides a comprehensive and converged standard on revenue recognition. The new guidance is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also requires new qualitative and quantitative disclosures related to revenue from contracts with customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date by one year. With the deferral, these changes are effective for the Company in the first quarter of 2018 with retrospective application to each prior reporting period or with the cumulative effect of initially applying this Update at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis, affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes are effective for the Company in the first quarter of 2016. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset. These changes are effective for the Company in the first quarter of 2016 with retrospective application to each prior reporting period. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

	2015			2014
(in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Net interest income (GAAP)	$5,670	5,788	5,523	5,482	5,448
Tax-equivalent adjustment	341	338	335	331	321

Net interest income (Tax-equivalent)	$6,011	6,126	5,858	5,813	5,769

				Nine Months Ended September 30,
(In thousands)				2015	2014

Net interest income (GAAP)				$16,981	15,971
Tax-equivalent adjustment				1,014	957

Net interest income (Tax-equivalent)				$17,995	16,928

Table 2 - Selected Quarterly Financial Data

2015	2014
(Dollars in thousands, except per share amounts)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Results of Operations
Net interest income (a)	$6,011	6,126	5,858	5,813	5,769
Less: tax-equivalent adjustment	341	338	335	331	321

Net interest income (GAAP)	5,670	5,788	5,523	5,482	5,448
Noninterest income	1,056	1,167	1,321	1,079	1,017

Total revenue	6,726	6,955	6,844	6,561	6,465
Provision for loan losses	200	—	—	150	300
Noninterest expense	3,892	4,029	4,314	3,780	3,584
Income tax expense	724	776	668	735	709

Net earnings	$1,910	2,150	1,862	1,896	1,872

Per share data:
Basic and diluted net earnings	$0.52	0.59	0.51	0.52	0.51
Cash dividends declared	0.22	0.22	0.22	0.215	0.215
Weighted average shares outstanding:
Basic and diluted	3,643,455	3,643,413	3,643,365	3,643,328	3,643,328
Shares outstanding, at period end	3,643,478	3,643,428	3,643,378	3,643,328	3,643,328
Book value	$21.85	21.15	21.28	20.80	20.09
Common stock price
High	$27.80	25.75	25.25	24.64	24.92
Low	25.78	24.51	23.15	22.10	23.17
Period end:	26.47	25.73	24.85	23.64	24.64
To earnings ratio	12.37	x	12.08	12.12	11.59	12.38
To book value	121%	122	117	114	123
Performance ratios:
Return on average equity	9.75%	10.91	9.68	10.21	10.19
Return on average assets	0.95%	1.09	0.93	0.98	0.97
Dividend payout ratio	42.31%	37.29	43.14	41.35	42.16
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.21%	1.20	1.19	1.20	1.20
Nonperforming loans	140%	360	377	433	281
Nonperforming assets as a % of:
Loans and foreclosed properties	0.93%	0.45	0.44	0.41	0.73
Total assets	0.48%	0.23	0.22	0.21	0.37
Nonperforming loans as a % of total loans	0.86%	0.33	0.32	0.28	0.43
Annualized net (recoveries) charge-offs as a % of average loans	(0.04)%	(0.16)	0.11	0.07	0.28
Capital Adequacy:
CET 1 risk-based capital ratio	15.01%	15.42	15.38	n/a	n/a
Tier 1 risk-based capital ratio	16.29%	16.76	16.83	17.45	17.43
Total risk-based capital ratio	17.33%	17.78	17.84	18.54	18.50
Tier 1 Leverage Ratio	10.37%	10.39	10.13	10.32	10.26
Other financial data:
Net interest margin (a)	3.13%	3.29	3.15	3.14	3.16
Effective income tax rate	27.49%	26.52	26.40	27.94	27.47
Efficiency ratio (b)	55.07%	55.24	60.09	54.85	52.81
Selected average balances:
Securities	$251,393	259,376	264,268	265,616	274,155
Loans, net of unearned income	416,210	402,482	400,161	397,875	389,392
Total assets	806,764	791,889	802,062	777,548	771,685
Total deposits	714,960	699,453	705,746	682,812	678,738
Long-term debt	7,217	7,217	11,550	12,217	12,217
Total stockholders’ equity	78,387	78,791	76,915	74,307	73,499
Selected period end balances:
Securities	$250,142	252,906	262,141	267,603	264,827
Loans, net of unearned income	422,572	408,495	396,613	402,954	394,602
Allowance for loan losses	5,127	4,886	4,722	4,836	4,754
Total assets	817,994	806,233	790,224	789,231	781,136
Total deposits	724,311	715,994	698,336	693,390	680,763
Long-term debt	7,217	7,217	7,217	12,217	12,217
Total stockholders’ equity	79,599	77,053	77,544	75,799	73,193

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

NM - not meaningful

Table 3 - Selected Financial Data

Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2015	2014

Results of Operations
Net interest income (a)	$17,995	16,928
Less: tax-equivalent adjustment	1,014	957

Net interest income (GAAP)	16,981	15,971
Noninterest income	3,544	2,854

Total revenue	20,525	18,825
Provision for loan losses	200	(100)
Noninterest expense	12,235	11,324
Income tax expense	2,168	2,049

Net earnings	$5,922	5,552

Per share data:
Basic and diluted net earnings	$1.63	1.52
Cash dividends declared	0.66	0.645
Weighted average shares outstanding:
Basic and diluted	3,643,411	3,643,262
Shares outstanding, at period end	3,643,478	3,643,328
Book value	$21.85	20.09
Common stock price
High	$27.80	25.80
Low	23.15	22.90
Period end	26.47	24.64
To earnings ratio	12.37	x	12.38
To book value	121%	123
Performance ratios:
Return on average equity	10.12%	10.65
Return on average assets	0.99%	0.96
Dividend payout ratio	40.49%	42.43
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.21%	1.20
Nonperforming loans	140%	281
Nonperforming assets as a % of:
Loans and other real estate owned	0.93%	0.73
Total assets	0.48%	0.37
Nonperforming loans as a % of total loans	0.86%	0.43
Annualized net (recoveries) charge-offs as a % of average loans	(0.03)%	0.14
Capital Adequacy:
CET 1 risk-based capital ratio	15.01%	n/a
Tier 1 risk-based capital ratio	16.29%	17.43
Total risk-based capital ratio	17.33%	18.50
Tier 1 Leverage Ratio	10.37%	10.26
Other financial data:
Net interest margin (a)	3.19%	3.15
Effective income tax rate	26.80%	26.96
Efficiency ratio (b)	56.80%	57.24
Selected average balances:
Securities	$258,299	272,180
Loans, net of unearned income	406,343	381,947
Total assets	800,255	768,756
Total deposits	706,754	680,560
Long-term debt	8,645	12,217
Total stockholders’ equity	78,037	69,503
Selected period end balances:
Securities	$250,142	264,827
Loans, net of unearned income	422,572	394,602
Allowance for loan losses	5,127	4,754
Total assets	817,994	781,136
Total deposits	724,311	680,763
Long-term debt	7,217	12,217
Total stockholders’ equity	79,599	73,193

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$418,491	$5,090	4.83%	$392,084	$4,953	5.01%
Securities - taxable	181,991	939	2.05%	211,580	1,171	2.20%
Securities - tax-exempt (2)	69,402	1,005	5.75%	62,575	943	5.98%

Total securities	251,393	1,944	3.07%	274,155	2,114	3.06%
Federal funds sold	57,375	37	0.26%	45,975	25	0.22%
Interest bearing bank deposits	33,766	20	0.23%	11,637	8	0.27%

Total interest-earning assets	761,025	$7,091	3.70%	723,851	$7,100	3.89%
Cash and due from banks	12,971			12,808
Other assets	32,768			35,026

Total assets	$806,764			$771,685

Interest-bearing liabilities:
Deposits:
NOW	$115,433	$88	0.30%	$103,614	$82	0.31%
Savings and money market	222,675	211	0.38%	190,995	247	0.51%
Certificates of deposits less than $100,000	89,711	227	1.00%	100,150	282	1.12%
Certificates of deposits and other time deposits of $100,000 or more	137,557	491	1.42%	155,504	610	1.56%

Total interest-bearing deposits	565,376	1,017	0.71%	550,263	1,221	0.88%
Short-term borrowings	2,955	4	0.54%	3,929	5	0.50%
Long-term debt	7,217	59	3.24%	12,217	105	3.41%

Total interest-bearing liabilities	575,548	$1,080	0.74%	566,409	$1,331	0.93%
Noninterest-bearing deposits	149,584			128,475
Other liabilities	3,245			3,302
Stockholders’ equity	78,387			73,499

Total liabilities and stockholders’ equity	$806,764			$771,685

Net interest income and margin (tax-equivalent)		$6,011	3.13%		$5,769	3.16%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$408,954	$15,313	5.01%	$384,370	$14,509	5.05%
Securities - taxable	189,750	2,928	2.06%	210,680	3,561	2.26%
Securities - tax-exempt (2)	68,549	2,983	5.82%	61,500	2,813	6.12%

Total securities	258,299	5,911	3.06%	272,180	6,374	3.13%
Federal funds sold	59,639	99	0.22%	54,866	80	0.19%
Interest bearing bank deposits	27,589	48	0.23%	7,350	25	0.45%

Total interest-earning assets	754,481	$21,371	3.79%	718,766	$20,988	3.90%
Cash and due from banks	13,281			12,777
Other assets	32,493			37,213

Total assets	$800,255			$768,756

Interest-bearing liabilities:
Deposits:
NOW	$114,973	$262	0.30%	$105,734	$252	0.32%
Savings and money market	212,300	620	0.39%	190,223	728	0.51%
Certificates of deposits less than $100,000	92,510	719	1.04%	102,755	899	1.17%
Certificates of deposits and other time deposits of $100,000 or more	142,575	1,538	1.44%	156,833	1,854	1.58%

Total interest-bearing deposits	562,358	3,139	0.75%	555,545	3,733	0.90%
Short-term borrowings	3,758	14	0.50%	3,605	14	0.52%
Long-term debt	8,645	223	3.45%	12,217	313	3.43%

Total interest-bearing liabilities	574,761	$3,376	0.79%	571,367	$4,060	0.95%
Noninterest-bearing deposits	144,396			125,015
Other liabilities	3,061			2,871
Stockholders’ equity	78,037			69,503

Total liabilities and stockholders’ equity	$800,255			$768,756

Net interest income and margin (tax-equivalent)		$17,995	3.19%		$16,928	3.15%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2015			2014

	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$47,925	57,310	52,536	54,329	52,868
Construction and land development	41,592	38,854	37,925	37,298	34,189
Commercial real estate	201,449	184,124	182,871	192,006	190,077
Residential real estate	117,863	115,039	111,265	107,641	106,555
Consumer installment	14,362	13,632	12,478	12,335	11,535

Total loans	423,191	408,959	397,075	403,609	395,224
Less: unearned income	(619)	(464)	(462)	(655)	(622)

Loans, net of unearned income	422,572	408,495	396,613	402,954	394,602
Less: allowance for loan losses	(5,127)	(4,886)	(4,722)	(4,836)	(4,754)

Loans, net	$417,445	403,609	391,891	398,118	389,848

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2015			2014

(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Allowance for loan losses:
Balance at beginning of period	$4,886	4,722	4,836	4,754	4,728
Charge-offs:
Commercial and industrial	—	—	(58)	—	—
Construction and land development	—	—	—	1	—
Residential real estate	(26)	—	(60)	(79)	(287)
Consumer installment	(23)	(5)	(17)	(6)	(39)

Total charge-offs	(49)	(5)	(135)	(84)	(326)
Recoveries	90	169	21	16	52

Net recoveries (charge-offs)	41	164	(114)	(68)	(274)
Provision for loan losses	200	—	—	150	300

Ending balance	$5,127	4,886	4,722	4,836	4,754

as a % of loans	1.21%	1.20	1.19	1.20	1.20
as a % of nonperforming loans	140%	360	377	433	281
Net (recoveries) charge-offs as % of average loans (a)	(0.04)%	(0.16)	0.11	0.07	0.28

Nonperforming assets:
Nonaccrual loans	$3,650	1,359	1,251	1,117	1,690
Other real estate owned	278	499	499	534	1,215

Total nonperforming assets	$3,928	1,858	1,750	1,651	2,905

as a % of loans and foreclosed properties	0.93%	0.45	0.44	0.41	0.73
as a % of total assets	0.48%	0.23	0.22	0.21	0.37
Nonperforming loans as a % of total loans	0.86%	0.33	0.32	0.28	0.43
Accruing loans 90 days or more past due	$112	442	2	—	76

(a) Net charge-offs (recoveries) are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2015								2014
	Third Quarter		Second Quarter			First Quarter			Fourth Quarter			Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*		Amount	%*		Amount	%*		Amount	%*

Commercial and industrial	$504	11.3	$681	14.0	$	644	13.2	$	639	13.5	$	669	13.4
Construction and land development	627	9.8	640	9.6		830	9.6		974	9.1		895	8.6
Commercial real estate	2,679	47.6	2,146	45.0		1,888	46.1		1,928	47.6		1,935	48.1
Residential real estate	1,103	27.9	1,180	28.1		1,153	28.0		1,119	26.7		1,083	27.0
Consumer installment	214	3.4	239	3.3		207	3.1		176	3.1		172	2.9

Total allowance for loan losses	$5,127		$4,886		$	4,722		$	4,836		$	4,754

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2015

Maturity of:
3 months or less	$19,369
Over 3 months through 6 months	9,763
Over 6 months through 12 months	22,571
Over 12 months	85,211

Total CDs and other time deposits of $100,000 or more	$136,914

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: October 30, 2015	By: /s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: October 30, 2015	By: /s/ David A. Hedges
David A. Hedges
SVP, Controller and Chief Financial Officer
(Principal Financial and Accounting Officer)