Form 10-K
period 2015-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2016-03-10
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $59,782,523 as of June 30, 2015.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,643,478 shares of common stock as of March 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 10, 2016, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

Selected Economic Data

Lee County’s population was estimated to be 154,255 in 2014, and has increased approximately 10.0% from 2010 to 2014. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton. Auto manufacturing is of increasing importance along Interstate Highway 85 to the east and west of Auburn. Kia Motors has a large automobile factory in nearby West Point, Georgia, and Hyundai Motors has a large automobile factory in Montgomery, Alabama.

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

Employees

At December 31, 2015, the Company and its subsidiaries had 157 full-time equivalent employees, including 35 officers.

Statistical Information

Certain statistical information is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6, Item 7A and Item 8 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

The Company and the Bank are extensively regulated under federal and state laws applicable to financial institutions. The supervision, regulation and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are primarily intended to maintain the safety and soundness of financial institutions and the federal deposit insurance system, as well as the protection of depositors, rather than holders of Company capital stock and other securities. Any change in applicable law or regulation may have a material effect on the Company’s business. The following discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

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

Bank holding companies that are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and have and whose insured depository institution subseries maintain satisfactory or better ratings under the Community Reinvestment Act of 1977, (the “CRA”), may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the BHC’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the” GLB Act”) applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company has not elected to become a financial holding company, in order to exercise the broader activity powers provided by the GLB Act, it may elect to do so in the future.

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

Public Law 113-250 was enacted on December 18, 2014. This law directed the Federal Reserve to publish, within six months, changes to the Federal Reserve’s Small Bank Holding Company Policy Statement on Assessment of Financial and Managerial Factors (the “Small BHC Policy”) to expand the coverage of the Small BHC Policy to include thrift holding companies and increase the size of “small” for qualifying bank and thrift holding companies from $500 million to up to $1 billion of pro forma consolidated assets. The Federal Reserve implemented changes to its Small BHC Policy effective May 15, 2015. The Company believes that it currently would qualify for treatment as a small bank holding company under the revised Small BHC Policy, including the related qualitative standards, except that the Company’s common stock is registered with the Securities Exchange Commission. As a result, unless and until the Company qualifies under the Small BHC Policy, the Company’s capital adequacy will continue to be evaluated on a consolidated basis. See “Capital.”

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

Alabama law permits statewide branching by banks. The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks competitive equality with national banks.

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

The GLB Act and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

Community Reinvestment Act and Consumer Laws

The Bank is subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude, acquisitions, and branch and other expansion activities and may prevent a company from becoming a financial holding company.

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

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA, and the fair lending laws, generally.

The federal bank regulators have updated their guidance several times on overdrafts, including overdrafts incurred at automated teller machines and point of sale terminals. Overdrafts have become a focus of the federal Consumer Financial Protection Bureau (“CFPB”). Among other things, the federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount. Overdraft policies, processes, fees and disclosures are frequently the subject of litigation against banks in various jurisdictions.

The Dodd-Frank Act established the CFPB, which began exercising its regulatory authority upon the recess appointment of its director on January 4, 2012. The CFPB has the authority, previously exercised by the federal bank regulators to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, Truth in Savings, Fair Credit Reporting and Privacy of Consumer Financial Privacy. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority that affects bank regulation in these areas and bank regulators’ consumer examination and enforcement. Banks of all sizes will be subject to changes as the CFPB reviews and revises the regulations it administers, and its enforcement actions. The CFPB has focused on various practices to date, including revising mortgage lending rules, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products, whether or not offered by banks or their affiliates.

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

The CFPB’s new Truth in Lending Act – Real Estate Settlement Procedures Act (“RESPA”) rule and the related integrated disclosures (sometimes called “TRID”), became effective October 3, 2015 for closed-end and credit transactions secured by real property.

The Federal Housing Finance Authority (“FHFA”) updated Fannie Mae’s and Freddie Mac’s (individually and collectively, “GSE”) repurchase rules, including the kinds of loan defects that could lead to a repurchase request to, or alternative remedies with, the mortgage loan originator or seller. These rules became effective January 1, 2016. FHFA also has updated these GSEs representations and warranties framework and announced on February 2, 2016 an independent dispute resolution (“IDR”) process to allow a neutral third party to resolve demands after the GSE’s quality control and appeal processes have been exhausted. The GSEs are expected to update their repurchase demand escalation and appeal processes later this year to resolve disputes before any IDR process begins.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2015 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions acceptable to the Company. The Company’s assessment of its financial reporting controls as of December 31, 2015 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2015, the Bank paid cash dividends of approximately $3.5 million to the Company. At December 31, 2015, the Bank could have declared additional dividends of approximately $12.3 million without prior approval of regulatory authorities.

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

Under Federal Reserve Supervisory Letter SR-09-4 (February 24, 2009), as revised December 21, 2015, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

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

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines required at year end 2015 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity and related retained earnings. A limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles are also added as part of Tier 1 Capital (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total risk-based capital”).

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

All of the federal bank regulatory agencies have regulations establishing risk-adjusted measures and relevant capital levels implementing the “prompt corrective action” standards. The relevant capital measures are the total risk-based capital ratio, Tier 1 risk-based capital ratio, Common Equity Tier 1 capital ratio, as well as, the leverage capital ratio. Under the regulations, a state member bank will be: (i) well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Common Equity Tier 1 capital ratio of 6.5% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Common Equity Tier 1 capital ratio of 4.5% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a Common Equity Tier 1 capital ratio of less than 4.5% or generally has a leverage capital ratio of less than 2%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a Common Equity Tier 1 capital ratio of less than 3%, or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital, and have been indicating that higher capital levels may be required in light of current market conditions and risk.

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

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2015 is included in Note 19 of the consolidated financial statements that accompany this report.

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

The Company made a one-time election in its first regulatory report in 2015 and, as a result, CET1 would not be further adjusted for certain accumulated other comprehensive income (“AOCI”).

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

In addition to the minimum risk-based capital requirements, a new “capital conservation buffer” of CET1 capital of at least 2.5% of total risk weighted assets, will be required. The capital conservation buffer will be calculated as the lowest of:

•	the banking organization’s CET1 capital ratio minus 4.5%;

•	the banking organization’s tier 1 risk-based capital ratio minus 6.0%; and

•	the banking organization’s total risk-based capital ratio minus 8.0%.

When fully-phased in by 2019, permissible dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

Buffer %	Buffer % Limit

More than 2.50%	None

> 1.875% - 2.50%	60.0%

> 1.250% - 1.875%	40.0

> 0.625% - 1.250%	20.0

≤ 0.625	- 0 -

The various capital elements and total capital under the Basel III Rules, when fully phased by January 1, 2019 will be:

	December 31, 2015	Fully Phased In January 1, 2019

Minimum CET1	4.50%	4.5%

CET1 Conservation Buffer	—	2.5%

Total CET1	4.50%	7.0%

Deductions and threshold deductions	40%	100%

Minimum Tier 1 Capital	6.0%	6.0%

Minimum Tier 1 Capital plus conservation buffer	6.0%	8.5%

Minimum Total Capital	8.0%	8.0%

Minimum Total Capital plus conservation buffer	8.0%	10.5%

Changes in Risk-Weightings

Basel III significantly changes the risk weightings used to determine risk weighted capital adequacy. Among various other changes, Basel III applies a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through net operating loss carry-backs and significant (greater than 10%) investments in other financial institutions. The proposal also would change the risk-weighting for residential mortgages, including mortgages sold. A new 150% risk-weighted category would apply to “high volatility commercial real estate loans,” which are credit facilities for the acquisition, construction or development of real property other than one-to-four family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

Changes to Prompt Corrective Action Rules

Under the Basel III Rules, the prompt corrective action rules and categories changed as of January 1, 2015. The following illustrates the range of the changes from well capitalized, to undercapitalized to critically undercapitalized categories. The adequately capitalized and significantly undercapitalized categories also would be retained with appropriate changes, but are not included in the following illustration.

	Minimums

	Pre-2015	Basel III

Well capitalized

CET1	—	6.5%

Tier 1 risk-based capital	6.0%	8.0%

Total risk-based capital	10.0%	10.0%

Tier 1 leverage ratio	5.0%	5.0%

Undercapitalized

CET1	—	< 4.5%

Tier 1 risk-based capital	< 4.0%	≤ 6.0%

Total risk-based capital	< 8.0%	< 8.0%

Tier 1 leverage ratio	< 5.0%	< 4.0%

Critically undercapitalized	Tangible equity to total assets ≤ 2.0%	Tier 1 capital plus non-Tier 1 perpetual preferred stock to total assets ≤ 2.0%

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

Enforcement Policies and Actions

The Federal Reserve and the Alabama Superintendent monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other formal or informal enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

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

The Federal Reserve lowered its target federal funds rate from 5.25% per annum on August 7, 2007 to 3.00% on January 30, 2008, and finally to 0-0.25% on December 16, 2008, where it remained until December 16, 2015 when it was raised to 0.50%. On December 16, 2015, the Federal Reserve increased the discount rate to 1.00%. The Federal Reserve’s discount rate on bank borrowings from the Federal Reserve, at 5.57% per annum on September 17, 2007, was steadily lowered to 4.75% on January 2, 2008, to 1.25% on October 28, 2008, and to 0.50% on December 16, 2008, where it remained until an increase on February 19, 2010 to 0.75%.

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

In 2011, the Federal Reserve repealed its historical Regulation Q to permit banks to pay interest on demand deposits. The Federal Reserve has also engaged in several rounds of quantitative easing (“QE”) to reduce interest rates by buying bonds, and “Operation Twist” to reduce long term interest rates by buying long term bonds, while selling intermediate term securities. In October 2014, the Federal Reserve ended its bond purchases under QE after it began to taper the level of bonds purchased in December 2013, but has continued to reinvest the principal of its existing securities as these mature.

The nature and timing of any changes in such policies and their effect on the Company and the Bank cannot be predicted.

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC’s DIF, and the Bank is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.

Effective April 1, 2011, and as discussed above under “Recent Regulatory Developments”, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity (the “FDIC Assessment Base”) in accordance with changes mandated by the Dodd-Frank Act. The FDIC changed its assessment rates which shifted part of the burden of deposit insurance premiums toward depository institutions relying on funding sources other than U.S. deposits. Initial base assessment rates applicable to second quarter 2011 assessments (and prospectively until the DIF reserve ratio reaches 1.15 percent) are as follows:

Deposit Insurance

Risk Category	Assessment Rate

I	5 to 9 basis points

II	14 basis points

III	23 basis points

IV	35 basis points

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

Since inception of the new schedule, the Bank’s overall rate for assessment calculations has been 9 basis points or less, which is within the range of assessment rates for Risk Category I. In both 2015 and 2014, the Company recorded $0.4 million in expense for FDIC insurance premiums.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on FICO bonds, which mature during 2017 through 2019. FICO assessments are set by the FDIC quarterly on each institution’s FDIC Assessment Base. The FICO assessment was 0.62 basis points in all four quarters of 2014 and 0.60 basis points in all of 2015, except for the third quarter of 2015. The FICO assessment was 0.58 basis points in the third quarter of 2015. The FICO assessment rate for the first quarter of 2016 was 0.58 basis points. FICO assessments of approximately $43 thousand and $42 thousand were paid to the FDIC in 2014 and 2015, respectively.

On October 22, 2015, the FDIC Board of Directors approved a Notice of Proposed Rulemaking (“NPR”) to implement Dodd-Frank provisions (1) raising the DIF’s minimum reserve ratio from 1.15 % to 1.35%; (2) requiring that the DIF reserve ratio reach 1.35 % by September 30, 2020; and (3) requiring that the FDIC offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion (“Small Banks”). The NPR proposes to surcharge insured depository institutions with total consolidated assets of $10 billion or more and grant credits to banks with fewer assets for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15 % to 1.35%. Since this proposal is not final, its effects on us cannot be predicted. However, if adopted, it is likely to shift potential additional FDIC DIF costs away from Small Banks like us, to larger depository institutions.

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

The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when either: This Guidance was supplemented by the Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending (December 18, 2015).

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

The Guidance did not apply to the Bank’s CRE lending activities at year-end 2015. At December 31, 2015, the Bank had outstanding $44.0 million in construction and land development loans and $200.1 million in total CRE loans (excluding owner occupied), which represent approximately 50.4% and 229.3%, respectively, of the Bank’s total risk-based capital at December 31, 2015. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to manage its concentrations as required under the Guidance. The federal bank regulators continue to look at the risks of various assets and asset categories and risk management.

The Bank did not have any loans at year-end 2015 that were leveraged loans subject to the Interagency Guidance on Leveraged Lending (February 19, 2013).

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

Section 954 of the Dodd-Frank Act added section 10D to the Exchange Act. Section 10D directs the SEC to adopt rules prohibiting a national securities exchange or association from listing a company unless it develops, implements, and discloses a policy regarding the recovery or “claw-back” of executive compensation in certain circumstances. The policy must require that, in the event an accounting restatement due to material noncompliance with a financial reporting requirement under the federal securities laws, the company will recover from any current or former executive officer any incentive-based compensation (including stock options) received during the three year period preceding the date of the restatement, which is in excess of what would have been paid based on the restated financial statements. There is no requirement of wrongdoing by the executive, and the claw-back is mandatory and applies to all executive officers. Section 954 augments section 304 of the Sarbanes-Oxley Act of 2002 (“SOX”), which requires the CEO and CFO to return any bonus or other incentive or equity-based compensation received during the 12 months following the date of similarly inaccurate financial statements, as well as any profit received from the sale of employer securities during the period, if the restatement was due to misconduct. Unlike section 304, under which only the SEC may seek recoupment, the Dodd-Frank Act requires the company to seek the return of compensation.

The SEC issued proposed Rule 10D-1 under Section 954 on July 1, 2015 that would direct Nasdaq and the other national securities exchanges to adopt listing standards requiring companies to adopt policies requiring executive officers to pay back erroneously awarded incentive-based compensation.

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

Other

The Dodd-Frank Act requires an estimated 240-300 rulemakings and an estimated 130 studies. Many of the rules have not yet been proposed or adopted, and many are complex and require consultation among a variety of agencies, and their effects upon us, whether directly, or indirectly on the regulation and cost imposed on the markets and on others with whom we do business cannot be predicted. Many of the rules lack authoritative interpretative guidance from the applicable government agencies.

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

We are exposed to downturns in the U.S. economy, although the local markets in which we operate in East Alabama were not as adversely affected during 2007-2010 as various other areas of the country. Although declines in the housing market appear to be improving, declines in home prices and high levels of foreclosures, unemployment and under-employment since 2007, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by various financial institutions, including government-sponsored entities as well as major commercial and investment banks. This market turmoil and the tightening of available credit led to increased levels of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and reductions in business activity, although signs of stabilization and some recovery have continued to evolve. Failures increased among financial services companies, and various companies, weakened by market conditions, have merged with other institutions.

We believe the following, among other things, may affect us in 2016:

•	We expect to face continued high levels of regulation of our industry as a result of continued Dodd-Frank Act rulemaking and other initiatives by the U.S. government and its regulatory agencies, including the CFPB. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities and serve customers’ needs. Although there has been discussion of regulatory relief for banking organizations of our size, we do not expect material regulatory relief in 2016.

•	Although employment is increasing, the economy is growing relatively slowly, and the Federal Reserve has indicated concerns over raising interest rates to more normal levels in light of domestic and global uncertainty.

•	Market developments, including employment and price levels, may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

•	Our ability to assess the creditworthiness of our customers and those we do business with, and to estimate the values of our assets and collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might affect the ability of our borrowers to repay their loans or the value of assets.

•	Our ability to borrow from and engage in other business with other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including, among other things, investor expectations and changes in regulations.

•	Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

•	The Volcker Rule, including final regulations adopted on December 10, 2013, may affect us adversely by reducing securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules may decrease the range of permissible investments, such as collateral loan obligations (“CLOs”), which we could use to diversify our assets and for asset/liability management.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2015, the amortized cost of the Bank’s investments in FHLB and our correspondent bank’s common stock was approximately $1.1 million. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2015, our nonaccrual loans totaled $2.7 million, or 0.64% of total loans. In addition, we had approximately $0.3 million of other real estate owned at December 31, 2015. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially or weaknesses in the real estate markets worsen, borrower payment behaviors change, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. The Financial Accounting Standards Board (the “FASB”) has proposed changing the loss model to take into account current expected losses, or “CECL”. The final terms and effective date of this proposal are unknown, but could affect our results of operations and financial condition.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, may continue to adversely affect us.

The effects of the CFPB changes to mortgage and servicing rules effective at the beginning of 2014, the CFPB’s new unified Truth-in-Lending Act and Real Estate Settlement Procedures Act (“RESPA”) rules (“TRID”) for closed end credit transactions secured by real property that became effective in October 2015, enforcement actions, reviews and settlements, changes in the securitization rules under the Dodd-Frank Act, and the Basel III Rules, combined with the continuing conservatorships of Fannie Mae and Freddie Mac, the levels of risky assets at the FHA and its relatively low capital and reserves for losses, current levels of home sales, and the risks of interest rates increasing from historically low levels, could have serious adverse effects on the mortgage markets and our mortgage operations. Such effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans.

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

As a routine part of its business, the Company originates mortgage loans that it subsequently sells in the secondary market, including to governmental agencies and government sponsored entities (“GSEs”), such as Fannie Mae. In connection with the sale of these loans, the Company makes customary representations and warranties, the breach of which may result in the Company being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. Although mortgage loan repurchase requests made to us have been limited, if these increased notwithstanding new repurchase procedures adopted in late 2015 and early 2016 by the Federal Housing Finance Agency (“FHFA”), Fannie Mae and Freddie Mac, we may have to establish reserves for possible repurchases and adversely affect our results of operation and financial condition.

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

The CFPB adopted new residential mortgage servicing standards in January 2014 that add additional servicing requirements, increase our required servicer activities and delay foreclosures, among other things. These may adversely affect our costs to service residential mortgage loans, and together with the Basel III Rules, may decrease the returns on our MSRs.

Fannie Mae and Freddie Mac restructuring may adversely affect the mortgage markets and our sales of mortgages we originated

Fannie Mae and Freddie Mac remain in conservatorship. In March 2014, bi-partisan legislation was introduced in the U.S. Senate to restructure Fannie Mae and Freddie Mac to take them out of conservatorship and substantially change the way they conduct business in the future. Through 2015, and thereafter all of Fannie Mae and Freddie Mac’s earnings have been swept into the U.S. Treasury and have not been available to build these GSE’s capital. Since these two entities dominate the residential mortgage markets, any changes and any future capital deficiencies could adversely affect our residential mortgage origination and servicing businesses, our results of operation and the returns on capital deployed in these businesses.

Our concentration of commercial real estate loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 57.8% of our portfolio in CRE loans, as defined by the Federal Reserve, at year-end 2015 compared to 56.5% at year-end 2014. The banking regulators continue to give CRE lending scrutiny and further addressed their concerns over CRE activity in December 2015, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Lower demand for CRE, and reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009. As of December 31, 2015, we had net deferred tax assets of $0.2 million. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities. The Basel III Rules reduce the regulatory capital benefits of deferred tax assets, also.

Our future success is dependent on our ability to compete effectively in highly competitive markets.

The East Alabama banking markets in which we do business are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets. We compete for loans, deposits and other financial services in our markets with other local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms. Marketplace lenders operating nationwide over the internet are growing rapidly. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw upon. The Dodd-Frank Act allows others to branch into our markets more easily from other states. Failures of other banks with offices in our markets could also lead to the entrance of new, stronger competitors in our markets.

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

Although it raised the target federal funds rate by 25 basis points in December 2015, the Federal Reserve to keep interest rates low over recent years, and the federal government continues large deficit spending. Our costs of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Increases in interest rates could also change consumers to shift their funds to more interest bearing instruments and to increase the competition for funds. While the Federal Reserve has indicated it will seek to maintain low interest rates, interest rates could increase more than anticipated. See “Fiscal and Monetary Policy”.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The levels of sales, as well as the values of real estate in our markets may remain below the levels of several years ago. Declining interest rates reflect efforts by the Federal Reserve to stimulate the economy, but such efforts may not be effective, and otherwise adversely affect our net interest margin and thus may negatively affect our results of operations and financial condition, liquidity and earnings. The end of new securities purchases under QE and/or increases generally in interest rates by the Federal Reserve, could increase mortgage interest rates and decrease origination volumes.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales, and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a source of liquidity. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt securities including preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow or obtain funding, if needed, could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. FASB has proposed significant changes to the manner in which banks’ allowance for loan losses would be calculated. Instead of using historical losses, the proposed CECL model would be forward looking with respect to expected losses over the life of loans. It is unknown when or what form CECL will be adopted. If adopted, it could materially affect our results of operations and financial condition.

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

While banks and thrift holding companies with assets of less than $15 billion as of December 31, 2009 are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital under the Dodd-Frank Act, only bank holding companies with assets of less than $500 million are permitted to continue to issue trust preferred securities and have them count as Tier 1 capital. Accordingly, should we determine it is advisable, or should our regulators require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital, unless we qualified under the new Small BHC policy, we would not be able to issue additional trust preferred securities or Company senior or secured debt, the proceeds of which could be downstreamed as capital to the Bank. Instead, we would have to issue noncumulative preferred stock or common equity. To the extent we issue new equity, it could result in dilution to our shareholders. To the extent we issue preferred stock, dividends on the preferred stock, unlike distributions paid on trust preferred securities, would not be tax deductible, and the preferred stock would have a preference in liquidation and in dividends to our common stock.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations, while avoiding cyber attacks and disruptions, and data breaches. We may need to make significant additional capital investments in technology, including cyber and data security, and we may not be able to effectively implement new technology-driven products and services, or such technology may prove less effective than sought. Many competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services.

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

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles south of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2015, the Bank’s land lease renewed for another three year term. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

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

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2015, the Bank renewed its lease for another year.

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

In September 2015, the Bank relocated its Auburn Wal-Mart Supercenter branch to a new location the Bank purchased in December 2014 at the intersection of S. Donahue Avenue and E. University Drive in Auburn, Alabama. The South Donahue branch, built in 2015, has approximately 3,600 square feet of space. Prior to relocation, the Bank’s Auburn Wal-Mart Supercenter branch was located inside the Wal-Mart shopping center on the south side of Auburn, Alabama. The Auburn Wal-Mart Supercenter branch was originally opened in September 2000. The South Donahue branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 28 vehicles.

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

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 9, 2016, there were approximately 3,643,478 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 416 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2015
First Quarter	$ 25.25	$ 23.15	$ 0.22
Second Quarter	25.75	24.51	0.22
Third Quarter	27.80	25.78	0.22
Fourth Quarter	30.39	26.14	0.22

2014
First Quarter	$ 25.80	$ 23.20	$ 0.215
Second Quarter	25.00	22.90	0.215
Third Quarter	24.92	23.17	0.215
Fourth Quarter	24.64	22.10	0.215

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

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2010 to December 31, 2015, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2010). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15

Auburn National Bancorporation, Inc.	100.00	96.14	112.20	139.52	136.64	177.07
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Southeast Bank	100.00	58.51	97.19	131.70	148.33	146.02

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

The following is a discussion of our financial condition at December 31, 2015 and 2014 and our results of operations for the years ended December 31, 2015 and 2014. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

OVERVIEW

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Notasulga and Valley, Alabama. In-store branches are located in the Kroger and Wal-Mart SuperCenter stores in Opelika. The Bank also operates a commercial loan production office in Phenix City, Alabama.

Summary of Results of Operations

	Year ended December 31

(Dollars in thousands, except per share data)	2015	2014

Net interest income (a)	$24,060	$22,741
Less: tax-equivalent adjustment	1,342	1,288

Net interest income (GAAP)	22,718	21,453
Noninterest income	4,532	3,933

Total revenue	27,250	25,386
Provision for loan losses	200	50
Noninterest expense	16,372	15,104
Income tax expense	2,820	2,784

Net earnings	$7,858	$7,448

Basic and diluted earnings per share	$2.16	$2.04

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $7.9 million, or $2.16 per share, for the full year 2015, compared to $7.4 million, or $2.04 per share, for the full year 2014.

Net interest income (tax-equivalent) was $24.1 million in 2015, compared to $22.7 million in 2014. The increase was primarily due to a reduction in interest expense as the Company repaid higher-cost wholesale funding sources and lowered its deposit costs. Additionally, the Company continued its efforts to increase earnings by shifting its asset mix through loan growth. Net interest income (tax-equivalent) for 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) would have been $23.9 million for 2015, an increase of 5% compared to 2014.

The provision for loan losses was $0.2 million in 2015, compared to $0.1 million in 2014. The increase in the provision for loan losses was primarily due to a slight increase in net charge-offs. Net charge-offs were $0.7 million, or 0.18% of average loans, in 2015, compared to $0.5 million, or 0.12% of average loans, in 2014. Overall, the level of allowance decreased due to a decrease in adversely classified loans and historical loss rates used in the allowance for loan loss calculation.

Noninterest income was $4.5 million in 2015, compared to $3.9 million in 2014. The increase in noninterest income was due to several factors, including an increase in net gains (losses) on securities of $0.5 million, the Company had a net gain of $16 thousand in 2015 compared to $0.5 million net loss, including other-than-temporary impairment in 2014, and an increase in income from bank owned life insurance of $0.2 million. These increases were partially offset by a decrease in mortgage lending of $0.2 million as servicing fees, net of related amortization expense declined.

Noninterest expense was $16.4 million in 2015, compared to $15.1 million in 2014. The increase was primarily due to an $11 thousand loss on other real estate owned in 2015 compared to a $0.5 million gain in 2014, a prepayment penalty on long-term debt of $0.4 million in 2015 when the Company repaid $5.0 million long-term debt with a weighted average interest rate of 3.59% compared to no prepayment penalties on long-term debt in 2014; and an increase of $0.4 million in salaries and benefits.

Income tax expense was $2.8 million in 2015 and 2014. The Company’s effective income tax rate was 26.41% in 2015, compared to 27.21% in 2014. The Company’s effective income tax rate decreased primarily due to an increase in tax-exempt interest income on municipal securities and income from bank owned life insurance.

In 2015, the Company paid cash dividends of $3.2 million, or $0.88 per share. The Company remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.44%, a Tier 1 risk-based capital ratio of 16.57%, a Tier 1 leverage capital ratio of 10.35% and a Common Equity Tier 1 (“CET1”) capital ratio of 15.28% at December 31, 2015.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2015 and 2014, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2014, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. Beginning with the quarter ended June 30, 2014, the Company began calculating average losses for all loan segments using a rolling 20 quarter historical period and continued this methodology through December 31, 2015. Prior to June 30, 2014, the Company calculated average losses for all loan segments using a rolling 8 quarter historical period (except for the commercial real estate loan segment, which used a 6 quarter historical period). If the Company continued to calculate average losses for all loan segments other than commercial real estate using a rolling 8 quarter historical period and for the commercial real estate segment using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.0 million at June 30, 2014. Other than the changes discussed above, the Company has not made any material changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2015		2014
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$413,616	4.95%	$388,373	5.03%
Securities - taxable	186,845	2.06%	207,655	2.23%
Securities - tax-exempt (a)	68,386	5.77%	62,870	6.03%

Total securities	255,231	3.05%	270,525	3.11%
Federal funds sold	58,607	0.23%	56,110	0.19%
Interest bearing bank deposits	31,028	0.25%	6,559	0.43%

Total interest-earning assets	758,482	3.76%	721,567	3.89%

Deposits:
NOW	115,146	0.30%	105,533	0.31%
Savings and money market	215,936	0.39%	191,882	0.51%
Certificates of deposits less than $100,000	91,136	1.03%	101,561	1.15%
Certificates of deposits and other time deposits of $100,000 or more	140,831	1.43%	156,029	1.57%

Total interest-bearing deposits	563,049	0.73%	555,005	0.89%
Short-term borrowings	3,601	0.50%	3,814	0.50%
Long-term debt	8,286	3.40%	12,217	3.42%

Total interest-bearing liabilities	574,936	0.77%	571,036	0.94%

Net interest income and margin (a)	$24,060	3.17%	$22,741	3.15%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Net interest income (tax-equivalent) was $24.1 million in 2015, compared to $22.7 million in 2014. The increase reflects management’s continuing efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding. Net interest income (tax-equivalent) for 2015 included $0.2 million in recoveries of interest related to payoffs recorded on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) would have been $23.9 million for 2015, an increase of 5% compared to 2014.

The tax-equivalent yield on total interest-earning assets decreased by 13 basis points in 2015 from 2014 to 3.76%. The decrease was primarily due to declining yields on securities and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase the yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 17 basis points in 2015 from 2014 to 0.77%. The net decrease was largely the result of the continued shift in our funding mix, as we increased our lower-cost interest-bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to lower reinvestment yields in the securities portfolio given the current interest rate environment, increased pricing competition for quality loan opportunities, and fewer opportunities to further reduce our cost of funds due to the low level of deposit rates currently.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The provision for loan losses amounted to $0.2 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

The increase was primarily due to a slight increase in net charge-offs. Net charge-offs were $0.7 million, or 0.18% of average loans and $0.5 million, or 0.12% of average loans, for the years ended December 31, 2015 and 2014, respectively.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans decreased to 1.01% at December 31, 2015 from 1.20% at December 31, 2014. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2015. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2015	2014

Service charges on deposit accounts	$823	$872
Mortgage lending	1,444	1,636
Bank-owned life insurance	747	501
Securities gains (losses), net	16	(530)
Other	1,502	1,454

Total noninterest income	$4,532	$3,933

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

The following table presents a breakdown of the Company’s mortgage lending income for 2015 and 2014.

	Year ended December 31
(Dollars in thousands)	2015	2014

Origination income	$1,152	$1,163
Servicing fees, net	239	526
Decrease (increase) in MSR valuation allowance	53	(53)

Total mortgage lending income	$1,444	$1,636

The decrease in mortgage lending income was primarily due to a decrease in servicing fees, net of related amortization expense. Although servicing fees were largely unchanged, amortization expense increased due to faster prepayments.

Income from bank-owned life insurance increased in 2015, compared to 2014 due to non-taxable death benefits received. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Net securities gains (losses) consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains realized on the sale of securities were $16 thousand for 2015, compared to net losses realized on the sale of securities of $197 thousand for 2014. The Company recorded an other-than-temporary impairment charge of $333 thousand in the first quarter of 2014 related to securities that management intended to sell at March 31, 2014. Subsequent to March 31, 2014, the Company sold available-for-sale agency residential mortgage-backed securities (“RMBS”) with a fair value of $18.9 million and realized the expected loss of approximately $333 thousand. The Company did not incur any other-than-temporary impairment charges in 2015.

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2015	2014

Salaries and benefits	$9,293	$8,943
Net occupancy and equipment	1,547	1,431
Professional fees	756	920
FDIC and other regulatory assessments	472	465
Other real estate owned, net	11	(450)
Prepayment penalties on long-term debt	362	—
Other	3,931	3,795

Total noninterest expense	$16,372	$15,104

The increase in salaries and benefits expense reflects routine annual increases.

The increase in net occupancy and equipment expense reflects increases in various items, including repairs and maintenance and depreciation expense.

FDIC and other regulatory assessments expense was largely unchanged as growth in the Bank’s total assessment base (average total assets minus tangible equity) offset a decrease in the Bank’s quarterly assessment rate as several variables utilized by the FDIC in calculating our deposit insurance assessment improved.

The increase in OREO expense, net was primarily due to gains realized on the sale of certain OREO properties during 2014.

The Company repaid $5.0 million of long-term debt during 2015 with a weighted average interest rate of 3.59% and incurred prepayment penalties of $0.4 million.

Other noninterest expense increased in 2015, compared to 2014 due to various items, including software expense.

Income Tax Expense

Income tax expense was $2.8 million in 2015 and 2014. The Company’s effective income tax rate was 26.41% in 2015, compared to 27.21% in 2014. The Company’s effective income tax rate decreased primarily due to an increase in tax-exempt interest income on municipal securities and income from bank owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $241.7 million at December 31, 2015, a decrease of $25.9 million, or 9.7%, compared to $267.6 million as of December 31, 2014. This decline was primarily due to a decrease of $25.1 million in the amortized cost basis of securities available-for-sale as proceeds from principal repayments on mortgage-backed securities were not reinvested. The average tax-equivalent yields earned on total securities were 3.05% in 2015 and 3.11% in 2014.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2015 according to contractual maturity. Actual maturities may differ from contractual maturities of residential mortgage-backed securities (“RMBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

	December 31, 2015

(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Total Fair Value

Agency obligations	$5,000	25,852	19,463	9,770	60,085
Agency RMBS	—	1,623	13,511	95,820	110,954
State and political subdivisions	—	497	12,094	58,057	70,648

Total available-for-sale	$5,000	27,972	45,068	163,647	241,687

Weighted average yield:
Agency obligations	0.45%	1.75%	2.44%	3.00%	2.07%
Agency RMBS	—	—	2.02%	2.38%	2.28%
State and political subdivisions	—	4.30%	4.01%	3.67%	3.74%

Total available-for-sale	0.45%	1.81%	2.85%	2.82%	2.66%

Loans
	December 31

(In thousands)	2015	2014	2013	2012	2011

Commercial and industrial	$52,479	54,329	57,780	59,334	54,988
Construction and land development	43,694	37,298	36,479	37,631	39,814
Commercial real estate	203,853	192,006	174,920	183,611	162,435
Residential real estate	116,673	107,641	101,706	105,631	101,725
Consumer installment	10,220	12,335	12,893	12,219	11,454

Total loans	426,919	403,609	383,778	398,426	370,416
Less: unearned income	(509)	(655)	(439)	(233)	(153)

Loans, net of unearned income	$426,410	402,954	383,339	398,193	370,263

Total loans, net of unearned income, were $426.4 million at December 31, 2015, an increase of $23.5 million, or 6%, from $403.0 million at December 31, 2014. Four loan categories represented the majority of the loan portfolio at December 31, 2015: commercial real estate mortgage loans (48%), residential real estate mortgage loans (27%), commercial and industrial loans (12%) and construction and land development loans (10%). Approximately 23% of the Company’s commercial real estate loans were classified as owner-occupied at December 31, 2015.

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $16.4 million, or 4%, and $16.5 million, or 4%, of total loans, net of unearned income at December 31, 2015 and 2014, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $0.9 million and $1.9 million required interest-only payments at December 31, 2015 and 2014, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.4 million and $1.5 million as of December 31, 2015 and 2014, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “Critical Accounting Policies – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 4.95% in 2015 and 5.03% in 2014.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial positions. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $17.5 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $15.7 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2015, the Bank had no loan relationships exceeding this limit.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at December 31, 2015 (and related balances at December 31, 2014).

	December 31

(In thousands)	2015	2014

Lessors of 1-4 family residential properties	$46,664	$41,152
Multi-family residential properties	45,264	35,961
Shopping centers	38,116	30,016

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2015 and 2014, respectively, the allowance for loan losses was $4.3 million and $4.8 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2015 is presented below.

	Year ended December 31
(Dollars in thousands)	2015	2014	2013	2012	2011

Allowance for loan losses:
Balance at beginning of period	$4,836	5,268	6,723	6,919	7,676
Charge-offs:
Commercial and industrial	(100)	(46)	(514)	(289)	(679)
Construction and land development	—	(235)	(39)	(231)	(1,758)
Commercial real estate	(866)	—	(262)	(3,184)	(422)
Residential real estate	(89)	(438)	(808)	(545)	(533)
Consumer installment	(59)	(89)	(397)	(85)	(21)

Total charge-offs	(1,114)	(808)	(2,020)	(4,334)	(3,413)
Recoveries:
Commercial and industrial	22	71	48	54	34
Construction and land development	17	8	6	46	2
Commercial real estate	—	119	4	71	—
Residential real estate	313	112	88	134	155
Consumer installment	15	16	19	18	15

Total recoveries	367	326	165	323	206
Net charge-offs	(747)	(482)	(1,855)	(4,011)	(3,207)
Provision for loan losses	200	50	400	3,815	2,450

Ending balance	$4,289	4,836	5,268	6,723	6,919

as a % of loans	1.01%	1.20	1.37	1.69	1.87
as a % of nonperforming loans	158%	433	124	64	67
Net charge-offs as a % of average loans	0.18%	0.12	0.48	1.03	0.86

As noted under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.01% at December 31, 2015, compared to 1.20% at December 31, 2014. The improvement in the allowance for loan losses to total loans outstanding was attributable to both a decrease in historical loss rates and a reduction in adversely classified loans. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs were $0.7 million, or 0.18% of average loans, in 2015, compared to net charge-offs of $0.5 million, or 0.12%, in 2014. 78% of gross charge-offs in 2015 related to two nonperforming commercial real estate loans. With the exception of the commercial and industrial and commercial real estate portfolio segments, all loan segments experienced a decline in net charge-offs in 2015.

At December 31, 2015 and 2014, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 158% and 433%, respectively. The decrease was primarily due to an increase in nonperforming loans of $1.6 million in 2015, with no corresponding valuation allowances at December 31, 2015.

At December 31, 2015 and 2014, the Company’s recorded investment in loans considered impaired was $3.4 million and $3.3 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $0.1 million and $0.2 million at each respective date.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2015 the Company had $3.0 million in nonperforming assets compared to $1.7 million at December 31, 2014. Nonperforming assets increased during 2015 due primarily to one nonperforming commercial real estate loan with a recorded investment of $1.5 million at December 31, 2015.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31
(Dollars in thousands)	2015	2014	2013	2012	2011

Nonperforming assets:
Nonperforming (nonaccrual) loans	$2,714	1,117	4,261	10,535	10,354
Other real estate owned	252	534	3,884	4,919	7,898

Total nonperforming assets	$2,966	1,651	8,145	15,454	18,252

as a % of loans and other real estate owned	0.70%	0.41	2.10	3.83	4.83
as a % of total assets	0.36%	0.21	1.08	2.03	2.35
Nonperforming loans as a % of total loans	0.64%	0.28	1.11	2.65	2.80
Accruing loans 90 days or more past due	$—	—	73	58	—

The table below provides information concerning the composition of nonaccrual loans at December 31, 2015 and 2014, respectively.

	December 31
(In thousands)	2015	2014

Nonaccrual loans:
Commercial and industrial	$43	55
Construction and land development	583	605
Commercial real estate	1,750	263
Residential real estate	325	194
Consumer installment	13	—

Total nonaccrual loans / nonperforming loans	$2,714	1,117

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2015, the Company had $2.7 million in loans on nonaccrual, compared to $1.1 million at December 31, 2014.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2015 and 2014, the Company had $1.1 million and $2.2 million, respectively, in accruing TDRs.

At December 31, 2015 and 2014, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of OREO at December 31, 2015 and 2014, respectively.

	December 31
(In thousands)	2015	2014

Other real estate owned:
Commercial:
Developed lots	252	252
Residential	—	282

Total other real estate owned	$252	534

At December 31, 2015, the Company held $0.3 million in OREO, which was acquired from borrowers compared to $0.5 million at December 31, 2014.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.9 million, or 1.4% of total loans at December 31, 2015, compared to $7.8 million, or 1.9% of total loans at December 31, 2014.

The table below provides information concerning the composition of potential problem loans at December 31, 2015 and 2014, respectively.

	December 31
(In thousands)	2015	2014

Potential problem loans:
Commercial and industrial	$323	376
Construction and land development	593	556
Commercial real estate	491	884
Residential real estate	4,371	5,917
Consumer installment	114	114

Total potential problem loans	$5,892	7,847

At December 31, 2015, approximately $0.8 million or 13.3% of total potential problem loans were past due at least 30 but less than 90 days. At December 31, 2015, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2015 and 2014, respectively.
	December 31
(In thousands)	2015	2014

Performing loans past due 30 to 89 days:
Commercial and industrial	$49	168
Construction and land development	—	210
Commercial real estate	—	201
Residential real estate	1,334	2,231
Consumer installment	28	45

Total performing loans past due 30 to 89 days	$1,411	2,855

Deposits
	December 31
(In thousands)	2015	2014

Noninterest bearing demand	$156,817	130,160
NOW	118,998	111,243
Money market	183,042	163,237
Savings	45,172	39,624
Certificates of deposit under $100,000	85,427	96,890
Certificates of deposit and other time deposits of $100,000 or more	123,740	135,722
Brokered certificates of deposit	10,431	16,514

Total deposits	$723,627	693,390

Total deposits were $723.6 million and $693.4 million at December 31, 2015 and 2014, respectively. The increase in total deposits of $30.2 million and the change in deposit mix reflect customer preferences for short-term instruments in a low interest rate environment.

The average rates paid on total interest-bearing deposits were 0.73% in 2015 and 0.89% in 2014. Noninterest bearing deposits were 22% and 19% of total deposits at both December 31, 2015 and 2014, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2015, compared to $38.0 million with none outstanding at December 31, 2014. Securities sold under agreements to repurchase totaled $3.0 million and $4.7 million at December 31, 2015 and 2014, respectively.

The average rates paid on short-term borrowings were 0.50% in both 2015 and 2014. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the two-year period ended December 31, 2015 is included in Note 10 to the accompanying consolidated financial statements included in this annual report.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. At December 31, 2015 the company had no long-term FHLB advances outstanding compared to $5.0 million at December 31, 2014. The Company had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at December 31, 2015 and 2014. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rates paid on long-term debt were 3.40% in 2015 and 3.42% in 2014.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $79.9 million and $75.8 million as of December 31, 2015 and 2014, respectively. The change from December 31, 2014 was primarily driven by net earnings of $7.9 million, partially offset by cash dividends paid of $3.2 million and an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $0.5 million.

The Company’s Tier 1 leverage ratio was 10.35%, Common Equity Tier 1 (“CET1”) risk-based capital ratio was 15.28%, Tier 1 risk-based capital ratio was 16.57%, and total risk-based capital ratio was 17.44% at December 31, 2015. These ratios exceed the minimum regulatory capital percentages of 5.0% for Tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for Tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

Interest Rate Risk Management

In the normal course of business, the Company is exposed to market risk arising from fluctuations in interest rates because assets and liabilities may mature or reprice at different times. For example, if liabilities reprice faster than assets, and interest rates are generally rising, earnings will initially decline. In addition, assets and liabilities may reprice at the same time but by different amounts. For example, when the general level of interest rates is rising, the Company may increase rates paid on interest bearing demand deposit accounts and savings deposit accounts by an amount that is less than the general increase in market interest rates. Also, short-term and long-term market interest rates may change by different amounts. For example, a flattening yield curve may reduce the interest spread between new loan yields and funding costs. Further, the remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage-backed securities in the securities portfolio may prepay earlier than anticipated, which could reduce earnings. Interest rates may also have a direct or indirect effect on loan demand, loan losses, mortgage origination volume, the fair value of MSRs and other items affecting earnings.

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

The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates up or down when compared to the baseline net interest income forecast at December 31, 2015.

Changes in Interest Rates	Net Interest Income % Variance
400 basis points	4.09%
300 basis points	2.77
200 basis points	1.96
100 basis points	0.69
(100) basis points	(0.33)
(200) basis points	NM
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2015, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

The following table reports the variance of EVE assuming an immediate change in interest rates up or down when compared to the baseline EVE at December 31, 2015.

Changes in Interest Rates	EVE % Variance
400 basis points	(16.05) %
300 basis points	(12.01)
200 basis points	(7.90)
100 basis points	(3.07)
(100) basis points	(1.23)
(200) basis points	NM
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2015, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2015 and 2014, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2015, the Bank had a remaining available line of credit with the FHLB totaling $240.6 million. As of December 31, 2015, the Bank also had $41.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2015, which by their terms had contractual maturity and termination dates subsequent to December 31, 2015:

	Payments due by period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Contractual obligations:
Deposit maturities (1)	$723,627	599,640	81,220	42,594	173
Long-term debt	7,217	—	—	—	7,217
Operating lease obligations	413	220	160	33	—

Total	$731,257	$599,860	$81,380	$42,627	$7,390

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

Off-Balance Sheet Arrangements

At December 31, 2015, the Bank had outstanding standby letters of credit of $8.2 million and unfunded loan commitments outstanding of $52.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

As of December 31, 2015, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $358.9 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

In 2015, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase two loans with an aggregate principal balance of $287 thousand that were current as to principal and interest at the time of repurchase and reimburse Fannie Mae approximately $37 thousand related to a make whole request. The Company repurchased one loan in 2014 with a principal balance of $387 thousand that was current as to principal and interest at the time of repurchase. At December 31, 2015, the Company had two pending repurchase requests related to representation and warranty provisions.

Also, in January 2015, the Company voluntarily repurchased from Fannie Mae ten investment property loans with an aggregate principal balance of $4.0 million that were made to the same borrower and were current as to principal and interest. At the date of repurchase, the aggregate fair value of these ten investment property loans was greater than the repurchase price required by Fannie Mae. As part of the Company’s quality control review procedures, one of these ten loans was self-reported to Fannie Mae in 2014 for possible breaches related to representation and warranty provisions. After further investigation, the Company identified certain underwriting deficiencies for the other nine investment property loans and submitted the voluntary repurchase request to Fannie Mae. In response to the quality control review findings related to this one borrower, the Company has put additional controls in place for investment property loans originated for sale, including additional quality control reviews and management approvals. Furthermore, management performed additional reviews of investment property loans originated for sale, including a review of the number of loans to one borrower, and does not believe there is any material exposure related to representation and warranty provisions for these loans.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of December 31, 2015, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2015-02, Amendments to the Consolidation Analysis;

•	ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs;

•	ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement;

•	ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date;

•	ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

•	ASU 2016-02, Leases

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

ASU 2015-02, Amendments to the Consolidation Analysis, affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes are effective for the Company in the first quarter of 2016. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset. These changes are effective for the Company in the first quarter of 2016 with retrospective application to each prior reporting period. The adoption of this ASU will not have a material impact on the consolidated financial statements.

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These changes are effective for the Company in the first quarter of 2016. The adoption of this ASU will not have a material impact on the consolidated financial statements.

ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU will have on its consolidated financial statements.

ASU 2016-02, Leases, requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

	Year ended December 31
(In thousands)	2015	2014	2013	2012	2011

Net interest income (GAAP)	$22,718	21,453	20,922	20,897	19,225
Tax-equivalent adjustment	1,342	1,288	1,440	1,642	1,719

Net interest income (Tax-equivalent)	$24,060	22,741	22,362	22,539	20,944

Table 2 - Selected Financial Data

Year ended December 31
(Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011

Income statement
Tax-equivalent interest income (a)	$28,495	28,105	28,898	30,709	32,425
Total interest expense	4,435	5,364	6,536	8,170	11,481

Tax equivalent net interest income (a)	24,060	22,741	22,362	22,539	20,944

Provision for loan losses	200	50	400	3,815	2,450
Total noninterest income	4,532	3,933	7,298	10,483	5,177
Total noninterest expense	16,372	15,104	18,412	19,383	16,357

Net earnings before income taxes and tax-equivalent adjustment	12,020	11,520	10,848	9,824	7,314
Tax-equivalent adjustment	1,342	1,288	1,440	1,642	1,719
Income tax expense	2,820	2,784	2,290	1,419	57

Net earnings	$7,858	7,448	7,118	6,763	5,538

Per share data:
Basic and diluted net earnings	$2.16	2.04	1.95	1.86	1.52
Cash dividends declared	$0.88	0.86	0.84	0.82	0.80
Weighted average shares outstanding
Basic and diluted	3,643,428	3,643,278	3,643,003	3,642,831	3,642,735
Shares outstanding	3,643,478	3,643,328	3,643,118	3,642,903	3,642,738
Book value	$21.94	20.80	17.70	19.26	17.96
Common stock price
High	$30.39	25.80	25.75	26.65	20.37
Low	23.15	22.10	20.80	18.23	18.52
Period-end	$29.62	23.64	25.00	20.85	18.52
To earnings ratio	13.78	x	11.59	12.89	11.21	12.10
To book value	135%	114	141	108	103
Performance ratios:
Return on average equity	9.98%	10.53	10.33	9.85	9.10
Return on average assets	0.98%	0.97	0.94	0.90	0.72
Dividend payout ratio	40.74%	42.16	43.08	44.09	52.63
Average equity to average assets	9.79%	9.17	9.07	9.09	7.89
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.01%	1.20	1.37	1.69	1.87
Nonperforming loans	158%	433	124	64	67
Nonperforming assets as a % of:
Loans and other real estate owned	0.70%	0.41	2.10	3.83	4.83
Total assets	0.36%	0.21	1.08	2.03	2.35
Nonperforming loans as % of loans	0.64%	0.28	1.11	2.65	2.80
Net charge-offs as a % of average loans	0.18%	0.12	0.48	1.03	0.86
Capital Adequacy:
CET 1 risk-based capital ratio	15.28%	na	na	na	na
Tier 1 risk-based capital ratio	16.57%	17.45	17.19	16.20	15.40
Total risk-based capital ratio	17.44%	18.54	18.40	17.46	16.66
Tier 1 leverage ratio	10.35%	10.32	10.10	9.58	8.82
Other financial data:
Net interest margin (a)	3.17%	3.15	3.16	3.21	2.95
Effective income tax rate	26.41%	27.21	24.34	17.34	1.02
Efficiency ratio (b)	57.26%	56.62	62.08	58.70	62.62
Selected period end balances:
Securities	$241,687	267,603	271,219	259,475	299,582
Loans, net of unearned income	426,410	402,954	383,339	398,193	370,263
Allowance for loan losses	4,289	4,836	5,268	6,723	6,919
Total assets	817,189	789,231	751,343	759,833	776,218
Total deposits	723,627	693,390	668,844	636,817	619,552
Long-term debt	7,217	12,217	12,217	47,217	85,313
Total stockholders’ equity	79,949	75,799	64,485	70,149	65,416

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Average Balance and Net Interest Income Analysis

	Year ended December 31
	2015			2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$413,616	$20,484	4.95%	$388,373	$19,551	5.03%
Securities - taxable	186,845	3,851	2.06%	207,655	4,627	2.23%
Securities - tax-exempt (2)	68,386	3,946	5.77%	62,870	3,790	6.03%

Total securities	255,231	7,797	3.05%	270,525	8,417	3.11%
Federal funds sold	58,607	137	0.23%	56,110	109	0.19%
Interest bearing bank deposits	31,028	77	0.25%	6,559	28	0.43%

Total interest-earning assets	758,482	28,495	3.76%	721,567	28,105	3.89%
Cash and due from banks	13,232			12,915
Other assets	32,413			36,490

Total assets	$804,127			$770,972

Interest-bearing liabilities:
Deposits:
NOW	$115,146	348	0.30%	$105,533	331	0.31%
Savings and money market	215,936	832	0.39%	191,882	982	0.51%
Certificates of deposits less than $100,000	91,136	935	1.03%	101,561	1,169	1.15%
Certificates of deposits and other time deposits of $100,000 or more	140,831	2,020	1.43%	156,029	2,445	1.57%

Total interest-bearing deposits	563,049	4,135	0.73%	555,005	4,927	0.89%
Short-term borrowings	3,601	18	0.50%	3,814	19	0.50%
Long-term debt	8,286	282	3.40%	12,217	418	3.42%

Total interest-bearing liabilities	574,936	4,435	0.77%	571,036	5,364	0.94%
Noninterest-bearing deposits	147,259			126,122
Other liabilities	3,208			3,100
Stockholders’ equity	78,724			70,714

Total liabilities and stockholders’ equity	$804,127			$770,972

Net interest income and margin		$24,060	3.17%		$22,741	3.15%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Volume and Rate Variance Analysis

	Years ended December 31, 2015 vs. 2014			Years ended December 31, 2014 vs. 2013
	Net	Due to change in		Net	Due to change in

(Dollars in thousands)	Change	Rate (2)	Volume (2)	Change	Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$933	(317)	1,250	$(1,053)	(957)	(96)
Securities - taxable	(776)	(347)	(429)	715	452	263
Securities - tax-exempt (1)	156	(162)	318	(444)	(147)	(297)

Total securities	(620)	(509)	(111)	271	305	(34)
Federal funds sold	28	22	6	3	(11)	14
Interest bearing bank deposits	49	(12)	61	(14)	(18)	4

Total interest income	$390	(816)	1,206	$(793)	(681)	(112)

Interest expense:
Deposits:
NOW	$17	(12)	29	$12	(2)	14
Savings and money market	(150)	(243)	93	96	(9)	105
Certificates of deposits less than $100,000	(234)	(127)	(107)	(268)	(221)	(47)
Certificates of deposits and other time deposits of $100,000 or more	(425)	(207)	(218)	(305)	(309)	4

Total interest-bearing deposits	(792)	(589)	(203)	(465)	(541)	76
Short-term borrowings	(1)	0	(1)	5	—	5
Long-term debt	(136)	(2)	(134)	(712)	(52)	(660)

Total interest expense	(929)	(591)	(338)	(1,172)	(593)	(579)

Net interest income	$1,319	(225)	1,544	$379	(88)	467

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5 - Loan Portfolio Composition

	December 31

(In thousands)	2015	2014	2013	2012	2011

Commercial and industrial	$52,479	54,329	57,780	59,334	54,988
Construction and land development	43,694	37,298	36,479	37,631	39,814
Commercial real estate	203,853	192,006	174,920	183,611	162,435
Residential real estate	116,673	107,641	101,706	105,631	101,725
Consumer installment	10,220	12,335	12,893	12,219	11,454

Total loans	426,919	403,609	383,778	398,426	370,416
Less: unearned income	(509)	(655)	(439)	(233)	(153)

Loans, net of unearned income	426,410	402,954	383,339	398,193	370,263
Less: allowance for loan losses	(4,289)	(4,836)	(5,268)	(6,723)	(6,919)

Loans, net	$422,121	398,118	378,071	391,470	363,344

Table 6 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2015

	1 year	1 to 5	After 5		Adjustable	Fixed
(Dollars in thousands)	or less	years	years	Total	Rate	Rate	Total

Commercial and industrial	$63	43,746	8,670	52,479	23,472	29,007	52,479
Construction and land development	848	36,691	6,155	43,694	22,476	21,218	43,694
Commercial real estate	1,506	84,860	117,487	203,853	14,541	189,312	203,853
Residential real estate	1,297	24,921	90,455	116,673	66,474	50,199	116,673
Consumer installment	258	8,826	1,136	10,220	1,721	8,499	10,220

Total loans	$3,972	199,044	223,903	426,919	128,684	298,235	426,919

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2015		2014	2013	2012	2011

Allowance for loan losses:
Balance at beginning of period	$4,836		5,268	6,723	6,919	7,676
Charge-offs:
Commercial and industrial	(100)		(46)	(514)	(289)	(679)
Construction and land development	—		(235)	(39)	(231)	(1,758)
Commercial real estate	(866)		—	(262)	(3,184)	(422)
Residential real estate	(89)		(438)	(808)	(545)	(533)
Consumer installment	(59)		(89)	(397)	(85)	(21)

Total charge-offs	(1,114)		(808)	(2,020)	(4,334)	(3,413)

Recoveries:
Commercial and industrial	22		71	48	54	34
Construction and land development	17		8	6	46	2
Commercial real estate	—		119	4	71	—
Residential real estate	313		112	88	134	155
Consumer installment	15		16	19	18	15

Total recoveries	367		326	165	323	206

Net charge-offs	(747)		(482)	(1,855)	(4,011)	(3,207)
Provision for loan losses	200		50	400	3,815	2,450

Ending balance	$4,289		4,836	5,268	6,723	6,919

as a % of loans	1.01	%	1.20	1.37	1.69	1.87
as a % of nonperforming loans	158	%	433	124	64	67
Net charge-offs as % of average loans	0.18	%	0.12	0.48	1.03	0.86

Nonperforming assets:
Nonaccrual/nonperforming loans	$2,714		1,117	4,261	10,535	10,354
Other real estate owned	252		534	3,884	4,919	7,898

Total nonperforming assets	$2,966		1,651	8,145	15,454	18,252

as a % of loans and other real estate owned	0.70	%	0.41	2.10	3.83	4.83
as a % total assets	0.36	%	0.21	1.08	2.03	2.35
Nonperforming loans as a % of total loans	0.64	%	0.28	1.11	2.65	2.80
Accruing loans 90 days or more past due	$—		—	73	58	—

Table 8 - Allocation of Allowance for Loan Losses

	December 31
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$523	12.3	$639	13.5	$386	15.1	$812	14.9	$948	14.8
Construction and land development	669	10.2	974	9.2	366	9.5	1,545	9.4	1,470	10.7
Commercial real estate	1,879	47.8	1,928	47.5	3,186	45.5	3,137	46.1	3,009	43.9
Residential real estate	1,059	27.3	1,119	26.7	1,114	26.5	1,126	26.5	1,363	27.5
Consumer installment	159	2.4	176	3.1	216	3.4	103	3.1	129	3.1

Total allowance for loan losses	$4,289		$4,836		$5,268		$6,723		$6,919

*	Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2015

Maturity of:
3 months or less	$9,670
Over 3 months through 6 months	9,501
Over 6 months through 12 months	34,190
Over 12 months	80,810

Total CDs and other time deposits of $100,000 or more (1)	$134,171

(1)	includes brokered certificates of deposit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2015.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Memphis, Tennessee
March 10, 2016

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

		December 31

(Dollars in thousands, except share data)	2015	2014

Assets:
Cash and due from banks	$9,806	$12,856
Federal funds sold	57,395	68,507
Interest bearing bank deposits	46,729	2,140

Cash and cash equivalents	113,930	83,503

Securities available-for-sale	241,687	267,603
Loans held for sale	1,540	1,974
Loans, net of unearned income	426,410	402,954
Allowance for loan losses	(4,289)	(4,836)

Loans, net	422,121	398,118

Premises and equipment, net	11,866	10,807
Bank-owned life insurance	17,433	18,004
Other real estate owned	252	534
Other assets	8,360	8,688

Total assets	$817,189	$789,231

Liabilities:
Deposits:
Noninterest-bearing	$156,817	$130,160
Interest-bearing	566,810	563,230

Total deposits	723,627	693,390
Federal funds purchased and securities sold under agreements to repurchase	2,951	4,681
Long-term debt	7,217	12,217
Accrued expenses and other liabilities	3,445	3,144

Total liabilities	737,240	713,432

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,766	3,763
Retained earnings	80,845	76,193
Accumulated other comprehensive income, net	1,937	2,443
Less treasury stock, at cost - 313,657 shares and 313,807 shares at December 31, 2015 and 2014, respectively	(6,638)	(6,639)

Total stockholders’ equity	79,949	75,799

Total liabilities and stockholders’ equity	$817,189	$789,231

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year ended December 31
(Dollars in thousands, except share and per share data)	2015	2014

Interest income:
Loans, including fees	$20,484	$19,551
Securities:
Taxable	3,851	4,627
Tax-exempt	2,604	2,502
Federal funds sold and interest bearing bank deposits	214	137

Total interest income	27,153	26,817

Interest expense:
Deposits	4,135	4,927
Short-term borrowings	18	19
Long-term debt	282	418

Total interest expense	4,435	5,364

Net interest income	22,718	21,453
Provision for loan losses	200	50

Net interest income after provision for loan losses	22,518	21,403

Noninterest income:
Service charges on deposit accounts	823	872
Mortgage lending	1,444	1,636
Bank-owned life insurance	747	501
Other	1,502	1,454
Securities gains (losses), net:
Realized gains (losses), net	16	(197)
Total other-than-temporary impairments	—	(333)

Total securities gains (losses), net	16	(530)

Total noninterest income	4,532	3,933

Noninterest expense:
Salaries and benefits	9,293	8,943
Net occupancy and equipment	1,547	1,431
Professional fees	756	920
FDIC and other regulatory assessments	472	465
Other real estate owned, net	11	(450)
Prepayment penalties on long-term debt	362	—
Other	3,931	3,795

Total noninterest expense	16,372	15,104

Earnings before income taxes	10,678	10,232
Income tax expense	2,820	2,784

Net earnings	$7,858	$7,448

Net earnings per share:
Basic and diluted	$2.16	$2.04

Weighted average shares outstanding:
Basic and diluted	3,643,428	3,643,278

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31

(Dollars in thousands)	2015	2014

Net earnings	$7,858	$7,448

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on all other securities	(496)	6,660
Reclassification adjustment for net (gain) loss on securities recognized in net earnings	(10)	335

Other comprehensive (loss) income	(506)	6,995

Comprehensive income	$7,352	$14,443

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury

(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2013	3,957,135	$39	3,759	71,879	(4,552)	(6,640)	$64,485
Net earnings	—	—	—	7,448	—	—	7,448
Other comprehensive income	—	—	—	—	6,995	—	6,995
Cash dividends paid ($0.86 per share)	—	—	—	(3,134)	—	—	(3,134)
Sale of treasury stock (210 shares)	—	—	4	—	—	1	5

Balance, December 31, 2014	3,957,135	$39	$3,763	$76,193	$2,443	$(6,639)	$75,799

Net earnings	—	—	—	7,858	—	—	7,858
Other comprehensive loss	—	—	—	—	(506)	—	(506)
Cash dividends paid ($0.88 per share)	—	—	—	(3,206)	—	—	(3,206)
Sale of treasury stock (150 shares)	—	—	3	—	—	1	4

Balance, December 31, 2015	3,957,135	$39	$3,766	$80,845	$1,937	$(6,638)	$79,949

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31

(In thousands)	2015	2014

Cash flows from operating activities:
Net earnings	$7,858	$7,448
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	200	50
Depreciation and amortization	1,166	780
Premium amortization and discount accretion, net	1,549	1,548
Deferred tax expense	620	786
Net (gain) loss on securities available for sale	(16)	530
Net gain on sale of loans held for sale	(1,152)	(1,163)
Net loss (gain) on other real estate owned	1	(458)
Loss on prepayment of long-term debt	362	—
Loans originated for sale	(63,566)	(57,069)
Proceeds from sale of loans	64,623	58,089
Increase in cash surrender value of bank owned life insurance	(471)	(501)
Income recognized from death benefit on bank-owned life insurance	(276)	—
Net increase in other assets	(350)	(27)
Net increase in accrued expenses and other liabilities	304	518

Net cash provided by operating activities	$10,852	$10,531

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	37,132
Proceeds from maturities of securities available-for-sale	31,334	53,767
Purchase of securities available-for-sale	(7,752)	(78,278)
Increase in loans, net	(24,212)	(20,572)
Net purchases of premises and equipment	(1,534)	(744)
Decrease in FHLB stock	191	235
Proceeds from bank-owned life insurance death benefit	1,319	—
Proceeds from sale of other real estate owned	290	4,480

Net cash used in investing activities	$(364)	$(3,980)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	26,657	4,420
Net increase in interest-bearing deposits	3,580	20,126
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(1,730)	1,318
Repayments or retirement of long-term debt	(5,362)	—
Dividends paid	(3,206)	(3,134)

Net cash provided by financing activities	$19,939	$22,730

Net change in cash and cash equivalents	$30,427	$29,281
Cash and cash equivalents at beginning of period	83,503	54,222

Cash and cash equivalents at end of period	$113,930	$83,503

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,528	$5,406
Income taxes	2,308	1,413
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	$9	$475

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

Reclassifications

Certain amounts reported in the prior period have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the Company’s previously reported net earnings or total stockholders’ equity.

Accounting Standards Adopted in 2015

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

ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, clarifies how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. These changes were effective for the Company in the first quarter of 2015. Adoption of this ASU did not have a material impact on the consolidated financial statements of the Company.

Cash Equivalents

Cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, including interest bearing deposits with other banks, and federal funds sold.

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2015, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the anticipated life of the security using the effective interest method, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Derivative Instruments

In accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, all derivative instruments are recorded on the consolidated balance sheet at their respective fair values.

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

In accordance with ASC 740, Income Taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The Company and its wholly-owned subsidiaries file a consolidated income tax return.

Fair Value Measurements

ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. For more information related to fair value measurements, please refer to Note 17, Fair Value.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2015. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. As of December 31, 2015 and 2014, respectively, the Company had no such securities or other rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

	Year ended December 31

(Dollars in thousands, except share and per share data)	2015	2014

Basic and diluted:
Net earnings	$7,858	$7,448
Weighted average common shares outstanding	3,643,428	3,643,278

Net earnings per share	$2.16	$2.04

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At December 31, 2015, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of December 31, 2015.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 7,217	Long-term debt

NOTE 4: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2015 and 2014, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 5: SECURITIES

At December 31, 2015 and 2014, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2015 and 2014, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized

(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

December 31, 2015
Agency obligations (a)	$5,000	25,852	19,463	9,770	60,085	384	518	$60,219
Agency RMBS (a)	—	1,623	13,511	95,820	110,954	968	780	110,766
State and political subdivisions	—	497	12,094	58,057	70,648	3,022	7	67,633

Total available-for-sale	$5,000	27,972	45,068	163,647	241,687	4,374	1,305	$238,618

December 31, 2014
Agency obligations (a)	$—	30,947	14,869	14,433	60,249	375	830	$60,704
Agency RMBS (a)	—	—	14,523	120,520	135,043	1,597	616	$134,062
State and political subdivisions	—	502	15,520	56,289	72,311	3,379	34	$68,966

Total available-for-sale	$—	31,449	44,912	191,242	267,603	5,351	1,480	$263,732

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $133.3 million and $132.2 million at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are cost-method investments. The carrying amounts of cost-method investments were $1.4 and $1.6 million at December 31, 2015 and 2014, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2015 and 2014, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2015:
Agency obligations	$8,157	2	24,444	516	32,601	$518
Agency RMBS	42,345	367	18,184	413	60,529	780
State and political subdivisions	267	1	969	6	1,236	7

Total	$50,769	370	43,597	935	94,366	$1,305

December 31, 2014:
Agency obligations	$—	—	24,126	830	24,126	$830
Agency RMBS	9,078	22	42,744	594	51,822	616
State and political subdivisions	4,257	34	—	—	4,257	34

Total	$13,335	56	66,870	1,424	80,205	$1,480

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

Cost-method investments

At December 31, 2015, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At December 31, 2015 and 2014, respectively, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the years ended December 31, 2015 and 2014, respectively.

Other-Than-Temporary Impairment

The following table presents details of the other-than-temporary impairment related to securities.

	Year ended December 31

(Dollars in thousands)	2015	2014

Other-than-temporary impairment charges (included in earnings):
Debt securities:
Agency RMBS	$—	333

Total debt securities	$—	333

Total other-than-temporary impairment charges (included in earnings)	$—	333

Other-than-temporary impairment on debt securities:
Recorded as part of gross realized losses:
Securities with intent to sell	$—	333

Total other-than-temporary impairment on debt securities	$—	333

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales and other-than-temporary impairment charges related to securities.

	Year ended December 31

(Dollars in thousands)	2015	2014

Gross realized gains	$16	467
Gross realized losses	—	(664)

Realized gains (losses), net	$16	(197)

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31

(In thousands)	2015	2014

Commercial and industrial	$52,479	$54,329
Construction and land development	43,694	37,298
Commercial real estate:
Owner occupied	46,602	52,296
Other	157,251	139,710

Total commercial real estate	203,853	192,006
Residential real estate:
Consumer mortgage	70,009	66,489
Investment property	46,664	41,152

Total residential real estate	116,673	107,641
Consumer installment	10,220	12,335

Total loans	426,919	403,609
Less: unearned income	(509)	(655)

Loans, net of unearned income	$426,410	$402,954

Loans secured by real estate were approximately 85.3% of the total loan portfolio at December 31, 2015. At December 31, 2015, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

In accordance with ASC 310, Receivables, a portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. As part of the Company’s quarterly assessment of the allowance, the loan portfolio is disaggregated into the following portfolio segments: commercial and industrial, construction and land development, commercial real estate, residential real estate and consumer installment. Where appropriate, the Company’s loan portfolio segments are further disaggregated into classes. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and determining credit risk.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2015 and 2014.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

December 31, 2015:
Commercial and industrial	$52,387	49	—	52,436	43	$52,479
Construction and land development	43,111	—	—	43,111	583	43,694
Commercial real estate:
Owner occupied	46,372	—	—	46,372	230	46,602
Other	155,731	—	—	155,731	1,520	157,251

Total commercial real estate	202,103	—	—	202,103	1,750	203,853
Residential real estate:
Consumer mortgage	68,579	1,105	—	69,684	325	70,009
Investment property	46,435	229	—	46,664	—	46,664

Total residential real estate	115,014	1,334	—	116,348	325	116,673
Consumer installment	10,179	28	—	10,207	13	10,220

Total	$422,794	1,411	—	424,205	2,714	$426,919

December 31, 2014:
Commercial and industrial	$54,106	168	—	54,274	55	$54,329
Construction and land development	36,483	210	—	36,693	605	37,298
Commercial real estate:
Owner occupied	51,832	201	—	52,033	263	52,296
Other	139,710	—	—	139,710	—	139,710

Total commercial real estate	191,542	201	—	191,743	263	192,006
Residential real estate:
Consumer mortgage	64,713	1,736	—	66,449	40	66,489
Investment property	40,503	495	—	40,998	154	41,152

Total residential real estate	105,216	2,231	—	107,447	194	107,641
Consumer installment	12,290	45	—	12,335	—	12,335

Total	$399,637	2,855	—	402,492	1,117	$403,609

The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they been accruing interest, amounted to approximately $133 thousand and $102 thousand for the years ended December 31, 2015 and 2014, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2015 and 2014, is presented below.

	Year ended December 31

(In thousands)	2015	2014

Beginning balance	$4,836	$5,268
Charged-off loans	(1,114)	(808)
Recovery of previously charged-off loans	367	326

Net charge-offs	(747)	(482)
Provision for loan losses	200	50

Ending balance	$4,289	$4,836

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2015 and 2014, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. During 2014, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. Beginning with the quarter ended June 30, 2014, the Company began calculating average losses for all loan segments using a rolling 20 quarter historical period and continued this methodology through December 31, 2015. Prior to June 30, 2014 the Company calculated average losses for all loan segments using a rolling 8 quarter historical period (except for commercial real estate loan segment which used a 6 quarter historic period). If the Company continued to calculate average losses for all loan segments other than commercial real estate using a rolling 8 quarter historical period and for the commercial real estate segment using a rolling 6 quarter historical period, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $1.0 million at June 30, 2014. Other than the changes discussed above, the Company has not made any material changes to its calculation of historical loss periods that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014.

(in thousands)	Commercial and industrial	Construction and land Development	Commercial Real Estate	Residential Real Estate	Consumer Installment	Total

Balance, December 31, 2013	$386	366	3,186	1,114	216	$5,268
Charge-offs	(46)	(235)	—	(438)	(89)	(808)
Recoveries	71	8	119	112	16	326

Net recoveries (charge-offs)	25	(227)	119	(326)	(73)	(482)
Provision	228	835	(1,377)	331	33	50

Balance, December 31, 2014	$639	974	1,928	1,119	176	$4,836

Charge-offs	(100)	—	(866)	(89)	(59)	(1,114)
Recoveries	22	17	—	313	15	367

Net (charge-offs) recoveries	(78)	17	(866)	224	(44)	(747)
Provision	(38)	(322)	817	(284)	27	200

Balance, December 31, 2015	$523	669	1,879	1,059	159	$4,289

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2015 and 2014.

	Collectively evaluated (1)		Individually evaluated (2)		Total

(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

December 31, 2015:
Commercial and industrial	$523	52,431	—	48	523	52,479
Construction and land development	669	43,111	—	583	669	43,694
Commercial real estate	1,758	201,077	121	2,776	1,879	203,853
Residential real estate	1,059	116,673	—	—	1,059	116,673
Consumer installment	159	10,220	—	—	159	10,220

Total	$4,168	423,512	121	3,407	4,289	426,919

December 31, 2014:
Commercial and industrial	$639	54,259	—	70	639	54,329
Construction and land development	974	36,693	—	605	974	37,298
Commercial real estate	1,734	190,306	194	1,700	1,928	192,006
Residential real estate	1,119	106,745	—	896	1,119	107,641
Consumer installment	176	12,335	—	—	176	12,335

Total	$4,642	400,338	194	3,271	4,836	403,609

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

December 31, 2015
Commercial and industrial	$48,038	4,075	323	43	$52,479
Construction and land development	42,458	60	593	583	43,694
Commercial real estate:
Owner occupied	45,772	381	219	230	46,602
Other	155,423	36	272	1,520	157,251

Total commercial real estate	201,195	417	491	1,750	203,853
Residential real estate:
Consumer mortgage	64,502	1,964	3,218	325	70,009
Investment property	45,399	112	1,153	—	46,664

Total residential real estate	109,901	2,076	4,371	325	116,673
Consumer installment	10,038	55	114	13	10,220

Total	$411,630	6,683	5,892	2,714	$426,919

December 31, 2014
Commercial and industrial	$49,550	4,348	376	55	$54,329
Construction and land development	35,911	226	556	605	37,298
Commercial real estate:
Owner occupied	49,900	1,905	228	263	52,296
Other	136,801	2,253	656	—	139,710

Total commercial real estate	186,701	4,158	884	263	192,006
Residential real estate:
Consumer mortgage	59,646	1,912	4,891	40	66,489
Investment property	39,348	624	1,026	154	41,152

Total residential real estate	98,994	2,536	5,917	194	107,641
Consumer installment	12,200	21	114	—	12,335

Total	$383,356	11,289	7,847	1,117	$403,609

Impaired loans

The following table presents details related to the Company’s impaired loans. Loans which have been fully charged-off do not appear in the following table. The related allowance generally represents the following components which correspond to impaired loans:

•	Individually evaluated impaired loans equal to or greater than $500 thousand secured by real estate (nonaccrual construction and land development, commercial real estate, and residential real estate).

•	Individually evaluated impaired loans equal to or greater than $250 thousand not secured by real estate (nonaccrual commercial and industrial and consumer loans).

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2015 and 2014.

	December 31, 2015
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$48	—	48
Construction and land development	2,582	(1,999)	583
Commercial real estate:
Owner occupied	308	(78)	230
Other	2,136	(617)	1,519

Total commercial real estate	2,444	(695)	1,749

Total	$5,074	(2,694)	2,380

With allowance recorded:
Commercial real estate:
Owner occupied	1,027	—	1,027	121

Total commercial real estate	1,027	—	1,027	121

Total	$1,027	—	1,027	$121

Total impaired loans	$6,101	(2,694)	3,407	$121

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2014

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$70	—	70
Construction and land development	2,822	(2,217)	605
Commercial real estate:
Owner occupied	331	(68)	263

Total commercial real estate	331	(68)	263
Residential real estate:
Consumer mortgages	934	(192)	742
Investment property	180	(26)	154

Total residential real estate	1,114	(218)	896

Total	$4,337	(2,503)	1,834

With allowance recorded:
Commercial real estate:
Owner occupied	$846	—	846	$102
Other	591	—	591	92

Total commercial real estate	1,437	—	1,437	194

Total	$1,437	—	1,437	$194

Total impaired loans	$5,774	(2,503)	3,271	$194

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2015		Year ended December 31, 2014

(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$60	4	$98	7
Construction and land development	603	—	1,032	—
Commercial real estate:
Owner occupied	1,328	62	1,308	40
Other	911	18	872	29

Total commercial real estate	2,239	80	2,180	69
Residential real estate:
Consumer mortgages	349	173	731	43
Investment property	70	76	164	—

Total residential real estate	419	249	895	43

Total	$3,321	333	$4,205	119

Interest income recognized for 2015 included interest recoveries of $225 thousand related to two impaired residential real estate loans that paid off in June 2015. Excluding the interest recoveries on these two loans, interest income recognized on impaired loans for 2015 would have been $108 thousand.

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

The following is a summary of accruing and nonaccrual TDRs and the related loan losses, by portfolio segment and class.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

December 31, 2015
Commercial and industrial	$48	—	48	$—
Construction and land development	—	582	582	—
Commercial real estate:
Owner occupied	1,027	230	1,257	121

Total commercial real estate	1,027	230	1,257	121

Total	$1,075	812	1,887	$121

December 31, 2014
Commercial and industrial	$70	—	70	$—
Construction and land development	—	605	605	—
Commercial real estate:
Owner occupied	846	263	1,109	102
Other	591	—	591	92

Total commercial real estate	1,437	263	1,700	194
Residential real estate:
Consumer mortgages	742	—	742	—
Investment property	—	154	154	—

Total residential real estate	742	154	896	—

Total	$2,249	1,022	3,271	$194

At December 31, 2015, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective years both before and after modification.

($ in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

December 31, 2015
Commercial and industrial	1	$61	66
Construction and land development	1	116	113
Commercial real estate:
Owner occupied	1	216	218
Other	1	592	592

Total commercial real estate	2	808	810

Total	4	$985	989

December 31, 2014
Commercial real estate:
Other	1	$590	592

Total commercial real estate	1	590	592
Residential real estate:
Consumer mortgages	1	712	712

Total residential real estate	1	712	712

Total	2	$1,302	1,304

The majority of the loans modified in a TDR during the years ended December 31, 2015 and 2014, respectively, included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous twelve months for which there was a payment default (defined as 90 days or more past due) during the respective years.

($ in thousands)	Number of Contracts	Recorded investment (1)

December 31, 2015
Commercial real estate:
Owner occupied	1	$262

Total commercial real estate	1	262
Residential real estate:
Investment property	1	150

Total residential real estate	1	150

Total	2	$412

December 31, 2014
Commercial real estate:
Owner occupied	1	$272

Total commercial real estate	1	272

Total	1	$272

(1)	Amount as of applicable month end during the respective year for which there was a payment default.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 is presented below.

	December 31

(Dollars in thousands)	2015	2014

Land	$6,106	5,916
Buildings and improvements	9,448	8,606
Furniture, fixtures, and equipment	3,159	3,214

Total premises and equipment	18,713	17,736
Less: accumulated depreciation	(6,847)	(6,929)

Premises and equipment, net	$11,866	10,807

Depreciation expense was approximately $475 thousand and $380 thousand for the years ended December 31, 2015 and 2014, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the years ended December 31, 2015 and 2014.

	Year ended December 31

(Dollars in thousands)	2015	2014

Beginning balance	$2,388	2,350
Additions, net	529	465
Amortization expense	(654)	(374)
Change in valuation allowance	53	(53)

Ending balance	$2,316	2,388

Valuation allowance included in MSRs, net:
Beginning of period	$53	—
End of period	—	53

Fair value of amortized MSRs:
Beginning of period	$3,238	3,452
End of period	3,086	3,238

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2015 and 2014, respectively, are presented below.

	December 31

(Dollars in thousands)	2015	2014

Unpaid principal balance	$358,928	360,956
Weighted average prepayment speed (CPR)	10.0%	9.6
Discount rate (annual percentage)	10.0%	10.0
Weighted average coupon interest rate	3.9%	3.9
Weighted average remaining maturity (months)	266	267
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2015, the weighted average amortization period for MSRs was 6.1 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2015

2016	$ 348
2017	298
2018	256
2019	216
2020	187

NOTE 9: DEPOSITS

At December 31, 2015, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2015

2016	$ 95,611
2017	56,854
2018	24,366
2019	33,027
2020	9,567
Thereafter	173

Total certificates of deposit and other time deposits	$ 219,598

Additionally, at December 31, 2015 and 2014, approximately $59.6 million and $62.4 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $250 thousand or greater.

At December 31, 2015 and 2014, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 10: SHORT-TERM BORROWINGS

At December 31, 2015 and 2014, the composition of short-term borrowings is presented below.

	2015		2014

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$—	—
Average during the year	16	0.90%	16	0.90%
Maximum outstanding at any month-end	—		—

Securities sold under agreements to repurchase:
As of December 31	$2,951	0.50%	$4,681	0.50%
Average during the year	3,585	0.50%	3,797	0.50%
Maximum outstanding at any month-end	4,806		4,681

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2015.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $6.3 million and $6.7 million at December 31, 2015 and 2014, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 11: LONG-TERM DEBT

At December 31, 2015 and 2014, the composition of long-term debt is presented below.

	2015		2014

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

FHLB advances, due 2018	$—	— %	$5,000	3.59%
Subordinated debentures, due 2033	7,217	3.63	7,217	3.38

Total long-term debt	$7,217	3.63%	$12,217	3.47%

The Bank had no FHLB advances with original maturities greater than one year at December 31, 2015 and $5.0 million at December 31, 2014. Certain qualifying residential mortgage loans with an aggregate carrying value of $31.9 million and $35.4 million at December 31, 2015 and 2014, respectively, were pledged to secure long-term FHLB advances.

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

The following is a schedule of contractual maturities of long-term debt:

(Dollars in thousands)	2015	2016	2017	2018	2019	Thereafter	Total

Subordinated debentures	—	—	—	—	—	7,217	7,217

Total long-term debt	$—	—	—	—	—	7,217	7,217

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2015 and 2014, is presented below.

	Pre-tax	Tax benefit	Net of

(In thousands)	amount	(expense)	tax amount

2015:
Unrealized net holding loss on all other securities	$(785)	289	(496)
Reclassification adjustment for net gain on securities recognized in net earnings	(16)	6	(10)

Other comprehensive loss	$(801)	295	(506)

2014:
Unrealized net holding gain on all other securities	$10,553	(3,893)	6,660
Reclassification adjustment for net loss on securities recognized in net earnings	530	(195)	335

Other comprehensive income	$11,083	(4,088)	6,995

NOTE 13: INCOME TAXES

For the years ended December 31, 2015 and 2014 the components of income tax expense from continuing operations are presented below.

	Year ended December 31
(Dollars in thousands)	2015	2014

Current income tax expense:
Federal	$1,805	1,601
State	395	397

Total current income tax expense	2,200	1,998

Deferred income tax expense:
Federal	586	731
State	34	55

Total deferred income tax expense	620	786

Total income tax expense	$2,820	2,784

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2015 and 2014, is presented below.

	2015		2014

		Percent of		Percent of

		pre-tax		pre-tax

(Dollars in thousands)	Amount	earnings	Amount	earnings

Earnings before income taxes	$10,678		10,232

Income taxes at statutory rate	3,631	34.0%	3,479	34.0%
Tax-exempt interest	(873)	(8.1)	(803)	(7.8)
State income taxes, net of federal tax effect	280	2.6	295	2.9
Bank-owned life insurance	(254)	(2.4)	(170)	(1.7)
Other	36	0.3	(17)	(0.2)

Total income tax expense	$2,820	26.4%	2,784	27.2%

The Company had net deferred tax assets of $0.2 million and $0.5 million at December 31, 2015 and 2014, respectively, included in other assets on the consolidated balance sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	December 31
(Dollars in thousands)	2015	2014

Deferred tax assets:
Allowance for loan losses	$1,583	1,784
Write-downs on other real estate owned	20	20
Tax credit carry-forwards	484	816
Other	519	480

Total deferred tax assets	2,606	3,100

Deferred tax liabilities:
Premises and equipment	219	69
Unrealized gain on securities	1,132	1,427
Originated mortgage servicing rights	855	881
Other	205	204

Total deferred tax liabilities	2,411	2,581

Net deferred tax asset	$195	519

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2015 and 2014, is presented below.

	Year ended December 31
(Dollars in thousands)	2015	2014

Net deferred tax asset:
Balance, beginning of year	$519	5,393
Deferred tax expense related to continuing operations	(620)	(786)
Stockholders’ equity, for accumulated other comprehensive loss (income)	296	(4,088)

Balance, end of year	$195	519

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2015, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2016 relative to any tax positions taken prior to December 31, 2015. As of December 31, 2015, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2012 through 2015.

NOTE 14: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $116 thousand and $122 thousand for the years ended December 31, 2015 and 2014, respectively, and are included in salaries and benefits expense.

NOTE 15: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying Consolidated Statements of Earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2015 and December 31, 2014, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the years ended December 31, 2015 and 2014 is presented below.

				Other
		Other	Other	noninterest
		Assets	Liabilities	income
		Estimated	Estimated	Gains
(Dollars in thousands)	Notional	Fair Value	Fair Value	(Losses)

December 31, 2015:
Pay fixed / receive variable	$4,317	—	440	$194
Pay variable / receive fixed	4,317	440	—	(194)

Total interest rate swap agreements	$8,634	440	440	$—

December 31, 2014:
Pay fixed / receive variable	$4,667	—	634	$210
Pay variable / receive fixed	4,667	634	—	(210)

Total interest rate swap agreements	$9,334	634	634	$—

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31
(Dollars in thousands)	2015	2014

Commitments to extend credit	$52,230	$49,824
Standby letters of credit	8,221	8,337

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral, including accounts receivable, inventory, equipment, marketable securities, and property to support those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $69 thousand and $72 thousand at December 31, 2015 and 2014, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2015, are as follows: 2016, $220 thousand; 2017, $125 thousand; 2018, $35 thousand; 2019, $30 thousand; 2020, $3 thousand.

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings, arising in connection with their business. In the opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceeding will not have a material adverse effect upon the consolidated financial condition or results of operations of the Company and the Bank.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the years ended December 31, 2015 and 2014, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015:
Securities available-for-sale:
Agency obligations	$60,085	—	60,085	—
Agency RMBS	110,954	—	110,954	—
State and political subdivisions	70,648	—	70,648	—

Total securities available-for-sale	241,687	—	241,687	—
Other assets (1)	440	—	440	—

Total assets at fair value	$242,127	—	242,127	—

Other liabilities(1)	440	—	440	—

Total liabilities at fair value	$440	—	440	—

December 31, 2014:
Securities available-for-sale:
Agency obligations	$60,249	—	60,249	—
Agency RMBS	135,043	—	135,043	—
State and political subdivisions	72,311	—	72,311	—

Total securities available-for-sale	267,603	—	267,603	—
Other assets (1)	634	—	634	—

Total assets at fair value	$268,237	—	268,237	—

Other liabilities(1)	634	—	634	—

Total liabilities at fair value	$634	—	634	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014, respectively, by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015:
Loans held for sale	$1,540	—	1,540	—
Loans, net(1)	3,286	—	—	3,286
Other real estate owned	252	—	—	252
Other assets (2)	2,316	—	—	2,316

Total assets at fair value	$7,394	—	1,540	5,854

December 31, 2014:
Loans held for sale	$1,974	—	1,974	—
Loans, net(1)	3,077	—	—	3,077
Other real estate owned	534	—	—	534
Other assets (2)	2,388	—	—	2,388

Total assets at fair value	$7,973	—	1,974	5,999

(1)Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

At December 31, 2015 and 2014 and for the years then ended, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)		Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Nonrecurring:

Impaired loans	$	3,286	Appraisal	Appraisal discounts (%)	25.7%

Other real estate owned		252	Appraisal	Appraisal discounts (%)	6.0%

Mortgage servicing rights, net		2,316	Discounted cash flow	Prepayment speed or CPR (%)	10.0%
				Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2015 and 2014 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

December 31, 2015:
Financial Assets:
Loans, net (1)	$422,121	$427,340	$—	$—	$427,340
Loans held for sale	1,540	1,574	—	1,574	—
Financial Liabilities:
Time Deposits	$219,598	$220,093	$—	$220,093	$—
Long-term debt	7,217	7,217	—	7,217	—

December 31, 2014:
Financial Assets:
Loans, net (1)	$398,118	$407,839	$—	$—	$407,839
Loans held for sale	1,974	2,044	—	2,044	—
Financial Liabilities:
Time Deposits	$249,126	$251,365	$—	$251,365	$—
Long-term debt	12,217	12,558	—	12,558	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

NOTE 18: RELATED PARTY TRANSACTIONS

A former director who retired from the Company’s board of directors in October 2015, is an officer in a construction company that the Company contracted with in 2015 and 2014 for limited renovations at the Bank’s operations center, the build out of leasehold improvements in connection with a relocation of a bank branch, and for construction of a new branch facility located in Auburn, Alabama. Total payments made to the construction company under the terms of these contracts were $1.2 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2014	$4,841
New loans/advances	1,428
Repayments	(1,457)
Changes in directors and executive officers	(1,097)

Loans outstanding at December 31, 2015	$3,715

During 2015 and 2014, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2015 and 2014 amounted to $18.1 million and $22.0 million, respectively.

NOTE 19: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements and policies administered by federal and State of Alabama banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, including anticipated capital needs. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based ratio and total risk-based ratio. Management believes, as of December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2015, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management has not received any notification from the Company’s or the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2015 and 2014 are presented below.

			Minimum for capital		Minimum to be
	Actual		adequacy purposes		well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2015:
Tier 1 Leverage Capital
Auburn National Bancorporation	$84,268	10.35%	$32,553	4.00%	N/A	N/A
AuburnBank	82,848	10.19	32,519	4.00	$40,649	5.00%

Common Equity Tier 1 Capital
Auburn National Bancorporation	$77,714	15.28%	$22,886	4.50%	N/A	N/A
AuburnBank	82,848	16.26	22,933	4.50	$33,125	6.50

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$84,268	16.57%	$30,515	6.00%	N/A	N/A
AuburnBank	82,848	16.26	30,577	6.00	$40,769	8.00%

Total Risk-Based Capital
Auburn National Bancorporation	$88,682	17.44%	$40,687	8.00%	N/A	N/A
AuburnBank	87,262	17.12	40,769	8.00	$50,962	10.00%

At December 31, 2014:
Tier 1 Leverage Capital
Auburn National Bancorporation	$80,356	10.32%	$31,133	4.00%	N/A	N/A
AuburnBank	78,968	10.16	31,099	4.00	$38,873	5.00%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$80,356	17.45%	$18,419	4.00%	N/A	N/A
AuburnBank	78,968	17.11	18,463	4.00	$27,695	6.00%

Total Risk-Based Capital
Auburn National Bancorporation	$85,356	18.54%	$36,839	8.00%	N/A	N/A
AuburnBank	83,968	18.19	36,927	8.00	$46,158	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2015, the Bank could have declared additional dividends of approximately $12.3 million without prior approval of regulatory authorities. As a result of this limitation, approximately $73.2 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 20: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheets and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2015	2014

Assets:
Cash and due from banks	$2,187	2,311
Investment in bank subsidiary	85,529	81,410
Other assets	845	846

Total assets	$88,561	84,567

Liabilities:
Accrued expenses and other liabilities	$1,395	1,551
Long-term debt	7,217	7,217

Total liabilities	8,612	8,768

Stockholders’ equity	79,949	75,799

Total liabilities and stockholders’ equity	$88,561	84,567

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31
(Dollars in thousands)	2015	2014

Income:
Dividends from bank subsidiary	$3,450	3,377
Noninterest income	135	147

Total income	3,585	3,524

Expense:
Interest expense	236	236
Noninterest expense	195	206

Total expense	431	442

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	3,154	3,082
Income tax benefit	(80)	(114)

Earnings before equity in undistributed earnings of bank subsidiary	3,234	3,196
Equity in undistributed earnings of bank subsidiary	4,624	4,252

Net earnings	$7,858	7,448

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31
(Dollars in thousands)	2015	2014

Cash flows from operating activities:
Net earnings	$7,858	7,448
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net decrease in other assets	1	—
Net decrease in other liabilities	(153)	(159)
Equity in undistributed earnings of bank subsidiary	(4,624)	(4,252)

Net cash provided by operating activities	3,082	3,037

Cash flows from financing activities:
Dividends paid	(3,206)	(3,134)

Net cash used in financing activities	(3,206)	(3,134)

Net change in cash and cash equivalents	(124)	(97)
Cash and cash equivalents at beginning of period	2,311	2,408

Cash and cash equivalents at end of period	$2,187	2,311

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Information required by this item is set forth under the headings “Additional Information Concerning the Company’s Board of Directors and Committees – Board Compensation,” and “Executive Officers” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth under the headings “Proposal One: Election of Directors—Information about Nominees for Directors and Executive Officers” and “Stock Ownership by Certain Persons” in the Proxy Statement, and is incorporated herein by reference.

As of December 31, 2015 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Earnings for the years ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, EVP, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this annual report on Form 10-K are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 10, 2016.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 10, 2016

/S/ DAVID A. HEDGES David A. Hedges	EVP, Chief Financial Officer (Principal Financial Officer)	March 10, 2016

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 10, 2016

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 10, 2016

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 10, 2016

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 10, 2016

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 10, 2016

/S/ DAVID E. HOUSEL David E. Housel	Director	March 10, 2016

/S/ ANNE M. MAY Anne M. May	Director	March 10, 2016

/S/ AMY B. MURPHY Amy B. Murphy	Director	March 10, 2016

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 10, 2016

/S/ DR. PATRICIA WADE Dr. Patricia Wade	Director	March 10, 2016

EXHIBIT INDEX

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, EVP, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this annual report on Form 10-K are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.