Form 10-Q
period 2016-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2016-04-29
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2016
Common Stock, $0.01 par value per share	3,643,503 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2016	December 31, 2015

Assets:
Cash and due from banks	$18,009	$9,806
Federal funds sold	45,071	57,395
Interest bearing bank deposits	69,907	46,729

Cash and cash equivalents	132,987	113,930

Securities available-for-sale	234,109	241,687
Loans held for sale	2,326	1,540
Loans, net of unearned income	431,763	426,410
Allowance for loan losses	(4,774)	(4,289)

Loans, net	426,989	422,121

Premises and equipment, net	11,771	11,866
Bank-owned life insurance	17,545	17,433
Other real estate owned	397	252
Other assets	7,204	8,360

Total assets	$833,328	$817,189

Liabilities:
Deposits:
Noninterest-bearing	$172,643	$156,817
Interest-bearing	564,718	566,810

Total deposits	737,361	723,627
Federal funds purchased and securities sold under agreements to repurchase	2,488	2,951
Long-term debt	7,217	7,217
Accrued expenses and other liabilities	3,375	3,445

Total liabilities	750,441	737,240

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,767	3,766
Retained earnings	82,216	80,845
Accumulated other comprehensive income, net	3,503	1,937
Less treasury stock, at cost - 313,632 shares and 313,657 shares at March 31, 2016 and December 31, 2015, respectively	(6,638)	(6,638)

Total stockholders’ equity	82,887	79,949

Total liabilities and stockholders’ equity	$833,328	$817,189

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31,

(Dollars in thousands, except share and per share data)	2016	2015

Interest income:
Loans, including fees	$5,096	$5,006
Securities
Taxable	898	1,040
Tax-exempt	625	651
Federal funds sold and interest bearing bank deposits	126	39

Total interest income	6,745	6,736

Interest expense:
Deposits	981	1,102
Short-term borrowings	4	6
Long-term debt	63	105

Total interest expense	1,048	1,213

Net interest income	5,697	5,523
Provision for loan losses	(600)	—

Net interest income after provision for loan losses	6,297	5,523

Noninterest income:
Service charges on deposit accounts	198	206
Mortgage lending	179	334
Bank-owned life insurance	112	401
Other	345	377
Securities gains, net:
Realized gains, net	—	3

Total securities gains, net	—	3

Total noninterest income	834	1,321

Noninterest expense:
Salaries and benefits	2,405	2,268
Net occupancy and equipment	360	358
Professional fees	211	201
FDIC and other regulatory assessments	122	125
Other real estate owned, net	20	17
Prepayment penalties on long-term debt	—	362
Other	991	983

Total noninterest expense	4,109	4,314

Earnings before income taxes	3,022	2,530
Income tax expense	831	668

Net earnings	$2,191	$1,862

Net earnings per share:
Basic and diluted	$0.60	$0.51

Weighted average shares outstanding:
Basic and diluted	3,643,484	3,643,365

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended March 31,

(Dollars in thousands)	2016	2015

Net earnings	$2,191	$1,862

Other comprehensive income, net of tax:
Unrealized net holding gain on securities	1,566	686
Reclassification adjustment for net gain on securities recognized in net earnings	—	(2)

Other comprehensive income	1,566	684

Comprehensive income	$3,757	$2,546

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income	stock	Total

Balance, December 31, 2014	3,957,135	$39	$3,763	$76,193	$2,443	$(6,639)	$75,799
Net earnings	—	—	—	1,862	—	—	1,862
Other comprehensive income	—	—	—	—	684	—	684
Cash dividends paid ($0.22 per share)	—	—	—	(802)	—	—	(802)
Sale of treasury stock (50 shares)	—	—	1	—	—	—	1

Balance, March 31, 2015	3,957,135	$39	$3,764	$77,253	$3,127	$(6,639)	$77,544

Balance, December 31, 2015	3,957,135	$39	$3,766	$80,845	$1,937	$(6,638)	$79,949
Net earnings	—	—	—	2,191	—	—	2,191
Other comprehensive income	—	—	—	—	1,566	—	1,566
Cash dividends paid ($0.225 per share)	—	—	—	(820)	—	—	(820)
Sale of treasury stock (25 shares)	—	—	1	—	—	—	1

Balance, March 31, 2016	3,957,135	$39	$3,767	$82,216	$3,503	$(6,638)	$82,887

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,

(In thousands)	2016	2015

Cash flows from operating activities:
Net earnings	$2,191	$1,862
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(600)	—
Depreciation and amortization	248	242
Premium amortization and discount accretion, net	335	385
Net gain on securities available-for-sale	—	(3)
Net gain on sale of loans held for sale	(97)	(258)
Increase in MSR valuation allowance	—	10
Net loss on other real estate owned	5	5
Loss on prepayment of long-term debt	—	362
Loans originated for sale	(7,671)	(19,148)
Proceeds from sale of loans	6,925	17,720
Increase in cash surrender value of bank-owned life insurance	(112)	(125)
Income recognized from death benefit on bank-owned life insurance	—	(276)
Net decrease in other assets	176	365
Net increase in accrued expenses and other liabilities	(69)	(365)

Net cash provided by operating activities	1,331	776

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	10,848	7,760
Purchase of securities available-for-sale	(1,123)	(1,596)
(Increase) decrease in loans, net	(4,468)	6,227
Net purchases of premises and equipment	(7)	(230)
Proceeds from bank-owned life insurance death benefit	—	662
(Increase) decrease in FHLB stock	(25)	191
Proceeds from sale of other real estate owned	50	30

Net cash provided by investing activities	5,275	13,044

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	15,826	11,416
Net decrease in interest-bearing deposits	(2,092)	(6,470)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(463)	(332)
Repayments or retirement of long-term debt	—	(5,362)
Dividends paid	(820)	(802)

Net cash provided by (used in) financing activities	12,451	(1,550)

Net change in cash and cash equivalents	19,057	12,270
Cash and cash equivalents at beginning of period	113,930	83,503

Cash and cash equivalents at end of period	$132,987	$95,773

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,097	$1,360
Income taxes	403	391
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	200	—

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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2016. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first quarter of 2016, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

•	ASU 2015-02, Amendments to the Consolidation Analysis;

•	ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs; and

•	ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.

Information about these pronouncements is described in more detail below.

ASU 2015-02, Amendments to the Consolidation Analysis, affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability, rather than as an asset. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2016 and 2015, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2016 and 2015, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2016	2015

Basic and diluted:
Net earnings	$2,191	$1,862
Weighted average common shares outstanding	3,643,484	3,643,365

Net earnings per share	$0.60	$0.51

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At March 31, 2016, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of March 31, 2016.

	Maximum	Liability
(Dollars in thousands)	Loss Exposure	Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: SECURITIES

At March 31, 2016 and December 31, 2015, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2016 and December 31, 2015, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

March 31, 2016
Agency obligations (a)	$5,001	26,208	19,670	5,001	55,880	826	—	$55,054
Agency RMBS (a)	—	1,450	21,408	84,806	107,664	1,644	69	106,089
State and political subdivisions	—	1,874	11,777	56,913	70,564	3,155	5	67,414

Total available-for-sale	$5,001	29,532	52,855	146,720	234,108	5,625	74	$228,557

December 31, 2015
Agency obligations (a)	$5,000	25,852	19,463	9,770	60,085	384	518	$60,219
Agency RMBS (a)	—	1,623	13,511	95,820	110,954	968	780	110,766
State and political subdivisions	—	497	12,094	58,057	70,648	3,022	7	67,633

Total available-for-sale	$5,000	27,972	45,068	163,647	241,687	4,374	1,305	$238,618

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $164.4 million and $133.3 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million at March 31, 2016 and December 31, 2015, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2016 and December 31, 2015, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2016:
Agency RMBS	$8,655	30	12,252	39	$20,907	69
State and political subdivisions	550	5	—	—	550	5

Total	$9,205	35	12,252	39	$21,457	74

December 31, 2015:
Agency obligations	$8,157	2	24,444	516	$32,601	518
Agency RMBS	42,345	367	18,184	413	60,529	780
State and political subdivisions	267	1	969	6	1,236	7

Total	$50,769	370	43,597	935	$94,366	1,305

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

Cost-method investments

At March 31, 2016, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At March 31, 2016 and December 31, 2015, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the quarters ended March 31, 2016 and 2015, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended March 31,

(Dollars in thousands)	2016	2015

Gross realized gains	$—	$3

Realized gains, net	$—	$3

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	March 31, 2016	December 31, 2015

Commercial and industrial	$50,192	$52,479
Construction and land development	45,953	43,694
Commercial real estate:
Owner occupied	47,010	46,602
Other	162,310	157,251

Total commercial real estate	209,320	203,853
Residential real estate:
Consumer mortgage	70,443	70,009
Investment property	46,603	46,664

Total residential real estate	117,046	116,673
Consumer installment	9,769	10,220

Total loans	432,280	426,919
Less: unearned income	(517)	(509)

Loans, net of unearned income	$431,763	$426,410

Loans secured by real estate were approximately 86.1% of the Company’s total loan portfolio at March 31, 2016. At March 31, 2016, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March 31, 2016 and December 31, 2015.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

March 31, 2016:
Commercial and industrial	$50,136	14	—	50,150	42	$50,192
Construction and land development	45,758	129	—	45,887	66	45,953
Commercial real estate:
Owner occupied	47,010	—	—	47,010	—	47,010
Other	160,576	—	—	160,576	1,734	162,310

Total commercial real estate	207,586	—	—	207,586	1,734	209,320
Residential real estate:
Consumer mortgage	69,772	575	—	70,347	96	70,443
Investment property	46,555	48	—	46,603	—	46,603

Total residential real estate	116,327	623	—	116,950	96	117,046
Consumer installment	9,741	28	—	9,769	—	9,769

Total	$429,548	794	—	430,342	1,938	$432,280

December 31, 2015:
Commercial and industrial	$52,387	49	—	52,436	43	$52,479
Construction and land development	43,111	—	—	43,111	583	43,694
Commercial real estate:
Owner occupied	46,372	—	—	46,372	230	46,602
Other	155,731	—	—	155,731	1,520	157,251

Total commercial real estate	202,103	—	—	202,103	1,750	203,853
Residential real estate:
Consumer mortgage	68,579	1,105	—	69,684	325	70,009
Investment property	46,435	229	—	46,664	—	46,664

Total residential real estate	115,014	1,334	—	116,348	325	116,673
Consumer installment	10,179	28	—	10,207	13	10,220

Total	$422,794	1,411	—	424,205	2,714	$426,919

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The Company calculates average losses for all loan segments using a rolling 20 quarter historical period. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2016 and December 31, 2015, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	March 31, 2016
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$523	669	1,879	1,059	159	$4,289
Charge-offs	—	—	—	(118)	(26)	(144)
Recoveries	20	1,198	—	7	4	1,229

Net recoveries (charge-offs)	20	1,198	—	(111)	(22)	1,085
Provision for loan losses	(26)	(1,172)	524	78	(4)	(600)

Ending balance	$517	695	2,403	1,026	133	$4,774

	March 31, 2015
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$639	974	1,928	1,119	176	$4,836
Charge-offs	(58)	—	—	(60)	(17)	(135)
Recoveries	1	5	—	14	1	21

Net (charge-offs) recoveries	(57)	5	—	(46)	(16)	(114)
Provision for loan losses	62	(149)	(40)	80	47	—

Ending balance	$644	830	1,888	1,153	207	$4,722

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2016 and 2015.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

March 31, 2016:
Commercial and industrial	$517	50,152	—	40	517	50,192
Construction and land development	694	45,888	—	66	695	45,953
Commercial real estate	2,055	206,571	349	2,748	2,403	209,320
Residential real estate	1,026	117,046	—	—	1,026	117,046
Consumer installment	133	9,769	—	—	133	9,769

Total	$4,425	429,426	349	2,854	4,774	432,280

March 31, 2015:
Commercial and industrial	$644	52,475	—	61	644	52,536
Construction and land development	830	37,307	—	618	830	37,925
Commercial real estate	1,704	181,192	184	1,679	1,888	182,871
Residential real estate	1,153	110,356	—	909	1,153	111,265
Consumer installment	207	12,478	—	—	207	12,478

Total	$4,538	393,808	184	3,267	4,722	397,075

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
March 31, 2016:
Commercial and industrial	$46,055	3,786	309	42	$50,192
Construction and land development	45,356	54	477	66	45,953
Commercial real estate:
Owner occupied	46,419	275	316	—	47,010
Other	160,074	35	467	1,734	162,310

Total commercial real estate	206,493	310	783	1,734	209,320
Residential real estate:
Consumer mortgage	65,003	2,490	2,854	96	70,443
Investment property	45,519	—	1,084	—	46,603

Total residential real estate	110,522	2,490	3,938	96	117,046
Consumer installment	9,630	29	110	—	9,769

Total	$418,056	6,669	5,617	1,938	$432,280

December 31, 2015:
Commercial and industrial	$48,038	4,075	323	43	$52,479
Construction and land development	42,458	60	593	583	43,694
Commercial real estate:
Owner occupied	45,772	381	219	230	46,602
Other	155,423	36	272	1,520	157,251

Total commercial real estate	201,195	417	491	1,750	203,853
Residential real estate:
Consumer mortgage	64,502	1,964	3,218	325	70,009
Investment property	45,399	112	1,153	—	46,664

Total residential real estate	109,901	2,076	4,371	325	116,673
Consumer installment	10,038	55	114	13	10,220

Total	$411,630	6,683	5,892	2,714	$426,919

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at March 31, 2016 and December 31, 2015.

	March 31, 2016

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$40	—	40
Construction and land development	168	(102)	66
Commercial real estate:
Other	305	(80)	225

Total commercial real estate	305	(80)	225

Total	$513	(182)	331

With allowance recorded:
Commercial real estate:
Owner occupied	1,014	—	1,014	110
Other	2,136	(627)	1,509	239

Total commercial real estate	3,150	(627)	2,523	349

Total	$3,150	(627)	2,523	$349

Total impaired loans	$3,663	(809)	2,854	$349

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2015

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$48	—	48
Construction and land development	2,582	(1,999)	583
Commercial real estate:
Owner occupied	308	(78)	230
Other	2,136	(617)	1,519

Total commercial real estate	2,444	(695)	1,749

Total	$5,074	(2,694)	2,380

With allowance recorded:
Commercial real estate:
Owner occupied	1,027	—	1,027	121

Total commercial real estate	1,027	—	1,027	121

Total	$1,027	—	1,027	$121

Total impaired loans	$6,101	(2,694)	3,407	$121

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended March 31, 2016		Quarter ended March 31, 2015
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized
Impaired loans:
Commercial and industrial	$32	$1	$67	$1
Construction and land development	198	—	616	—
Commercial real estate:
Owner occupied	1,020	15	1,099	12
Other	1,742	—	591	10

Total commercial real estate	2,762	15	1,690	22
Residential real estate:
Consumer mortgages	—	—	751	15
Investment property	—	—	153	—

Total residential real estate	—	—	904	15

Total	$2,992	$16	$3,277	$38

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of March 31, 2016 and December 31, 2015.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

March 31, 2016
Commercial and industrial	$40	—	40	$—
Construction and land development	—	66	66	—
Commercial real estate:
Owner occupied	1,014	225	1,239	110

Total commercial real estate	1,014	225	1,239	110

Total	$1,054	291	1,345	$110

December 31, 2015
Commercial and industrial	$48	—	48	$—
Construction and land development	—	582	582	—
Commercial real estate:
Owner occupied	1,027	230	1,257	121

Total commercial real estate	1,027	230	1,257	121

Total	$1,075	812	1,887	$121

At March 31, 2016, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended March 31, 2016			Quarter ended March 31, 2015
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment
TDRs:
Construction and land development	—	$—	—	1	$116	113
Commercial real estate:
Other	—	—	—	1	592	592

Total commercial real estate	—	—	—	1	592	592

Total	—	$—	—	2	$708	705

The majority of the loans modified in a TDR during the quarter ended March 31, 2015, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended March 31, 2016		Quarter ended March 31, 2015
(Dollars in thousands)	Number of Contracts	Recorded investment(1)	Number of Contracts	Recorded investment(1)

TDRs:
Commercial real estate:
Owner occupied	—	$—	1	$261

Total commercial real estate	—	—	1	261
Residential real estate:
Investment property	—	—	1	150

Total residential real estate	—	—	1	150

Total	—	$—	2	$411

(1)	Amount as of applicable month end during the respective period for which there was a payment default.

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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2016 and 2015 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2016	2015

MSRs, net:
Beginning balance	$2,316	$2,388
Additions, net	57	111
Amortization expense	(138)	(134)
Increase in MSR valuation allowance	—	(10)

Ending balance	$2,235	$2,355

Valuation allowance included in MSRs, net:
Beginning of period	$—	$53
End of period	—	63

Fair value of amortized MSRs:
Beginning of period	$3,086	$3,238
End of period	2,906	3,066

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

A summary of the Company’s interest rate swap agreements at March 31, 2016 and December 31, 2015 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

March 31, 2016:
Pay fixed / receive variable	$4,229	—	418
Pay variable / receive fixed	4,229	418	—

Total interest rate swap agreements	$8,458	418	418

December 31, 2015:
Pay fixed / receive variable	$4,317	—	440
Pay variable / receive fixed	4,317	440	—

Total interest rate swap agreements	$8,634	440	440

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the quarter ended March 31, 2016, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Securities available-for-sale:
Agency obligations	$55,880	—	55,880	—
Agency RMBS	107,664	—	107,664	—
State and political subdivisions	70,564	—	70,564	—

Total securities available-for-sale	234,108	—	234,108	—
Other assets (1)	418	—	418	—

Total assets at fair value	$234,526	—	234,526	—

Other liabilities(1)	$418	—	418	—

Total liabilities at fair value	$418	—	418	—

December 31, 2015:
Securities available-for-sale:
Agency obligations	$60,085	—	60,085	—
Agency RMBS	110,954	—	110,954	—
State and political subdivisions	70,648	—	70,648	—

Total securities available-for-sale	241,687	—	241,687	—
Other assets (1)	440	—	440	—

Total assets at fair value	$242,127	—	242,127	—

Other liabilities(1)	$440	—	440	—

Total liabilities at fair value	$440	—	440	—

(1)	Represents the fair value of interest rate swap agreements.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Loans held for sale	$2,326	—	2,326	—
Loans, net(1)	2,505	—	—	2,505
Other real estate owned	397	—	—	397
Other assets (2)	2,235	—	—	2,235

Total assets at fair value	$7,463	—	2,326	5,137

December 31, 2015:
Loans held for sale	$1,540	—	1,540	—
Loans, net(1)	3,286	—	—	3,286
Other real estate owned	252	—	—	252
Other assets (2)	2,316	—	—	2,316

Total assets at fair value	$7,394	—	1,540	5,854

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At March 31, 2016, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2016, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input
Nonrecurring:

Impaired loans	$2,505	Appraisal	Appraisal discounts (%)	39.9%

Other real estate owned	397	Appraisal	Appraisal discounts (%)	7.2%

Mortgage servicing rights, net	2,235	Discounted cash flow	Prepayment speed or CPR (%)	10.7%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

March 31, 2016:
Financial Assets:
Loans, net (1)	$426,989	$437,145	$—	$—	$437,145
Loans held for sale	2,326	2,345	—	2,345	—
Financial Liabilities:
Time Deposits	$215,388	$216,811	$—	$216,811	$—
Long-term debt	7,217	7,217	—	7,217	—

December 31, 2015:
Financial Assets:
Loans, net (1)	$422,121	$427,340	$—	$—	$427,340
Loans held for sale	1,540	1,574	—	1,574	—
Financial Liabilities:
Time Deposits	$219,598	$220,093	$—	$220,093	$—
Long-term debt	7,217	7,217	—	7,217	—

(1)  Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2016 and 2015, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules, and practices;

•	the risks of changes in interest rates on the levels, composition, and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable and the timing of dispositions of assets by the FDIC where we may have a participation or other interest;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values, and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, and other estimates;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war, or other conflicts, acts of terrorism, or other catastrophic events that may affect general economic conditions;

•	Cyber attacks and data breaches that may compromise our systems or customers’ information;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

•	the risk that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•	the other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent quarterly and current reports. See Part II, Item 1A. “RISK FACTORS”.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Notasulga, and Valley, Alabama. In-store branches are located in the Kroger and Wal-Mart SuperCenter in Opelika. The Bank also operates a commercial loan production office in Phenix City, Alabama.

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share data)	2016	2015

Net interest income (a)	$6,019	$5,858
Less: tax-equivalent adjustment	322	335

Net interest income (GAAP)	5,697	5,523
Noninterest income	834	1,321

Total revenue	6,531	6,844
Provision for loan losses	(600)	—
Noninterest expense	4,109	4,314
Income tax expense	831	668

Net earnings	$2,191	$1,862

Basic and diluted earnings per share	$0.60	$0.51

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $2.2 million for the first quarter of 2016, compared to $1.9 million for the first quarter of 2015. Basic and diluted earnings per share were $0.60 per share for the first quarter of 2016, compared to $0.51 per share for the first quarter of 2015.

Net interest income (tax-equivalent) was $6.0 million for the first quarter of 2016, an increase of 3% compared to the first quarter of 2015. The increase was primarily due to a reduction in interest expense as the Company repaid higher-cost wholesale funding sources and lowered its deposit costs. Additionally, the Company continued its efforts to increase earnings by shifting its asset mix through loan growth. Average loans were $429.5 million in the first quarter of 2016, an increase of $29.4 million or 7%, from the first quarter of 2015. Average deposits were $726.4 million in the first quarter of 2016, an increase of $20.6 million or 3%, from the first quarter of 2015.

The Company recorded a negative provision for loan losses of $0.6 million for the first quarter of 2016, compared to no provision for loan losses for the first quarter of 2015. Annualized net recoveries as a percent of average loans were 1.01% for the first quarter of 2016 compared to net charge-offs as a percent of average loans of 0.11% for the first quarter of 2015. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first quarter of 2016.

Noninterest income was $0.8 million for the first quarter of 2016, compared to $1.3 million in the first quarter of 2015. The decrease was primarily due to $0.3 million in non-taxable death benefits from bank-owned life insurance that were received in the first quarter of 2015, compared to none in the first quarter of 2016, and a decrease in mortgage lending income of $0.2 million as mortgage loan production declined.

Noninterest expense was $4.1 million in the first quarter of 2016, compared to $4.3 million in the first quarter of 2015. The decrease was primarily due to no prepayment penalties on long-term debt incurred in the first quarter of 2016 compared to $0.4 million incurred in the first quarter of 2015 when the Company repaid $5.0 million of long-term debt with an interest rate of 3.59%. This decrease was partially offset by a $0.2 million increase in salary and benefits due to routine annual increases.

Income tax expense was $0.8 million for the first quarter of 2016, compared to $0.7 million for the first quarter of 2015. The Company’s income tax expense for the first quarter of 2016 reflects an effective income tax rate of 27.50%, compared to 26.40% for the first quarter of 2015. The increase in the effective tax rate is primarily due to a decrease in tax preference items such as income from bank-owned life insurance. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

In the first quarter of 2016, the Company paid cash dividends of $0.8 million, or $0.225 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.64% and a Tier 1 leverage ratio of 10.47% at March 31, 2016.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The Company calculates average losses for all loan segments using a rolling 20 quarter historical period. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2016 and December 31, 2015, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2016		2015
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$430,545	4.76%	$403,109	5.04%
Securities - taxable	170,125	2.12%	196,234	2.15%
Securities - tax-exempt	66,963	5.69%	68,034	5.88%

Total securities	237,088	3.13%	264,268	3.11%
Federal funds sold	58,415	0.49%	74,514	0.19%
Interest bearing bank deposits	49,983	0.44%	13,408	0.12%

Total interest-earning assets	776,031	3.66%	755,299	3.80%

Deposits:
NOW	122,151	0.31%	114,675	0.30%
Savings and money market	229,865	0.38%	211,797	0.43%
Certificates of deposits less than $100,000	84,006	0.96%	95,460	1.08%
Certificates of deposits and other time deposits of $100,000 or more	133,420	1.41%	147,750	1.47%

Total interest-bearing deposits	569,442	0.69%	569,682	0.78%
Short-term borrowings	3,155	0.51%	4,661	0.52%
Long-term debt	7,217	3.51%	11,550	3.69%

Total interest-bearing liabilities	579,814	0.73%	585,893	0.84%

Net interest income and margin (tax-equivalent)	$6,019	3.12%	$5,858	3.15%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $6.0 million for the first quarter of 2016, compared to $5.9 million for the first quarter of 2015. This increase reflects management’s ongoing efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding.

The tax-equivalent yield on total interest-earning assets decreased by 14 basis points in the first quarter of 2016 from the first quarter of 2015 to 3.66%. This decrease was primarily due to declining yields on loans and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 11 basis points in the first quarter of 2016 from the first quarter of 2015 to 0.73%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded a negative provision for loan losses of $0.6 million in the first quarter of 2016 as a result of a $1.2 million recovery from the payoff of a non-performing construction and land development loan. No provision for loan losses was made for the first quarter of 2015. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.11% at March 31, 2016, compared to 1.01% at December 31, 2015. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2016	2015

Service charges on deposit accounts	$198	$206
Mortgage lending income	179	334
Bank-owned life insurance	112	401
Securities gains (losses), net	—	3
Other	345	377

Total noninterest income	$834	$1,321

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2016	2015

Origination income, net	$97	$258
Servicing fees, net	82	86
Increase in MSR valuation allowance	—	(10)

Total mortgage lending income	$179	$334

The decrease in mortgage lending income was primarily due to a decrease in the volume of mortgage loans originated and sold. The decrease in volume is due to various factors, including the Company’s efforts to comply with the new TILA-RESPA Integrated Disclosure (TRID) rules and a reduction in the number of mortgage originators. Until the Company’s new loan origination system is fully implemented and operational, management expects mortgage lending income and volume will decrease compared to prior periods. Management currently expects this new system will be fully implemented and operational prior to the end of the second quarter of 2016.

Income from bank-owned life insurance decreased in the first quarter of 2016, compared to the first quarter of 2015 due to non-taxable death benefits received in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2016	2015

Salaries and benefits	$2,405	$2,268
Net occupancy and equipment	360	358
Professional fees	211	201
FDIC and other regulatory assessments	122	125
Other real estate owned, net	20	17
Prepayment penalties on long-term debt	—	362
Other	991	983

Total noninterest expense	$4,109	$4,314

The increase in salaries and benefits expense reflected routine annual increases.

During the first quarter of 2015, the Company repaid $5.0 million of long-term debt with an interest rate of 3.59% and incurred prepayment penalties of $0.4 million.

Income Tax Expense

Income tax expense was $0.8 million for the first quarter of 2016, compared to $0.7 million for the first quarter of 2015. The Company’s income tax expense for the first quarter of 2016 reflects an effective income tax rate of 27.50%, compared to 26.40% for the first quarter of 2015. The increase in the effective tax rate is primarily due to a decrease in tax preference items such as income from bank-owned life insurance. The Company’s income tax expense is principally affected by tax exempt earnings on municipal securities investments and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $234.1 million at March 31, 2016, a decrease of $7.6 million, or 3%, compared to $241.7 million at December 31, 2015. This decline was primarily due to a decrease of $10.8 million in the amortized cost basis of securities available-for-sale from principal repayments, maturities and calls. This decrease was offset by securities purchases of $1.1 million and a $2.5 million change in net unrealized gains on securities available-for-sale, reflecting an increase in prices as long-term interest rates declined during the first quarter of 2016.

The average tax-equivalent yields earned on total securities were 3.13% in the first quarter of 2016 and 3.11% in the first quarter of 2015.

Loans

	2016	2015
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$50,192	52,479	47,925	57,310	52,536
Construction and land development	45,953	43,694	41,592	38,854	37,925
Commercial real estate	209,320	203,853	201,449	184,124	182,871
Residential real estate	117,046	116,673	117,863	115,039	111,265
Consumer installment	9,769	10,220	14,362	13,632	12,478

Total loans	432,280	426,919	423,191	408,959	397,075
Less: unearned income	(517)	(509)	(619)	(464)	(462)

Loans, net of unearned income	$431,763	426,410	422,572	408,495	396,613

Total loans, net of unearned income, were $431.8 million at March 31, 2016, compared to $426.4 million at December 31, 2015. Four loan categories represented the majority of the loan portfolio at March 31, 2016: commercial real estate (48%), residential real estate (27%), construction and land development (11%) and commercial and industrial (12%). Approximately 22% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2016.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $15.6 million, or 4% of total loans, at March 31, 2016, compared to $16.4 million, or 4% of total loans, at December 31, 2015. For residential real estate mortgage loans with a consumer purpose, $1.7 million required interest-only payments at March 31, 2016, compared to $0.9 million at December 31, 2015. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.5 million at March 31, 2016 compared to $1.4 million at December 31, 2015. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased loan participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “Critical Accounting Policies – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 4.76% in the first quarter of 2016 and 5.04% in the first quarter of 2015.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $17.9 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.1 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2016, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at March 31, 2016 (and related balances at December 31, 2015).

	March 31,	December 31,
(In thousands)	2016	2015

Lessors of 1 to 4 family residential properties	$46,603	$46,664
Multi-family residential properties	43,124	45,264
Shopping centers	38,765	38,116

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At March 31, 2016 and December 31, 2015, the allowance for loan losses was $4.8 million and $4.3 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2016 and the previous four quarters is presented below.

	2016	2015
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,289	5,127	4,886	4,722	4,836
Charge-offs:
Commercial and industrial	—	(42)	—	—	(58)
Commercial real estate	—	(866)	—	—	—
Residential real estate	(118)	(3)	(26)	—	(60)
Consumer installment	(26)	(14)	(23)	(5)	(17)

Total charge-offs	(144)	(925)	(49)	(5)	(135)
Recoveries	1,229	87	90	169	21

Net recoveries (charge-offs)	1,085	(838)	41	164	(114)
Provision for loan losses	(600)	—	200	—	—

Ending balance	$4,774	4,289	5,127	4,886	4,722

as a % of loans	1.11%	1.01	1.21	1.20	1.19
as a % of nonperforming loans	246%	158	140	360	377
Net (recoveries) charge-offs as % of average loans (a)	(1.01)%	0.79	(0.04)	(0.16)	0.11

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.11% at March 31, 2016, compared to 1.01% at December 31, 2015. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgement about information available to them at the time of their examinations.

Net recoveries were $1.1 million, or 1.01% of average loans in the first quarter of 2016, compared to net charge-offs of $114,000, or 0.11% of average loans in the first quarter of 2015. In the first quarter of 2016, the Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan.

At March 31, 2016, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 246%, compared to 158% at December 31, 2015. The increase was primarily due to the payoff of one nonperforming loan with a recorded investment of $0.5 million and no corresponding valuation allowance at December 31, 2015 and an increase in the allowance for loan losses of $0.5 for the commercial real estate loan portfolio segment.

At March 31, 2016 and December 31, 2015, the Company’s recorded investment in loans considered impaired was $1.9 million and $3.4 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $0.3 million and $0.1 million at each respective date.

Nonperforming Assets

At March 31, 2016 and December 31, 2015, respectively, the Company had $2.3 million and $3.0 million in nonperforming assets. The decrease was primarily due to the payoff of one nonperforming construction and land development loan with a recorded investment of $0.5 million at December 31, 2015.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2016 and the previous four quarters.

	2016	2015
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$1,938	2,714	3,650	1,359	1,251
Other real estate owned	397	252	278	499	499

Total nonperforming assets	$2,335	2,966	3,928	1,858	1,750

as a % of loans and other real estate owned	0.54%	0.70	0.93	0.45	0.44
as a % of total assets	0.28%	0.36	0.48	0.23	0.22
Nonperforming loans as a % of total loans	0.45%	0.64	0.86	0.33	0.32
Accruing loans 90 days or more past due	$—	—	112	442	2

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2016 and the previous four quarters.

	2016	2015
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$42	43	81	46	51
Construction and land development	66	583	594	602	618
Commercial real estate	1,734	1,750	2,790	684	405
Residential real estate	96	325	185	27	177
Consumer installment	—	13	—	—	—

Total nonaccrual loans	$1,938	2,714	3,650	1,359	1,251

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At March 31, 2016 and December 31, 2015, respectively, the Company had $1.9 million and $2.7 million in loans on nonaccrual.

At March 31, 2016 and December 31, 2015., there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2016 and the previous four quarters.

	2016	2015
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Developed lots	$252	252	252	252	252
Residential	145	—	26	247	247

Total other real estate owned	$397	252	278	499	499

At March 31, 2016 and December 31, 2015, respectively, the Company held $0.4 million and $0.3 million in OREO, which we acquired from borrowers.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower have caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.6 million, or 1.3% of total loans at March 31, 2016, compared to $5.9 million, or 1.4% of total loans at December 31, 2015.

The table below provides information concerning the composition of potential problem loans for the first quarter of 2016 and the previous four quarters.

	2016	2015
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$309	323	329	383	385
Construction and land development	477	593	578	627	768
Commercial real estate	783	491	501	503	880
Residential real estate	3,938	4,371	4,964	4,898	5,682
Consumer installment	110	114	128	167	112

Total potential problem loans	$5,617	5,892	6,500	6,578	7,827

At March 31, 2016, approximately $0.3 million, or 5.6%, of total potential problem loans were past due at least 30 days, but less than 90 days. At March 31, 2016, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the first quarter of 2016 and the previous four quarters.

	2016	2015
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$14	49	37	6	82
Construction and land development	129	—	—	12	319
Commercial real estate	—	—	182	—	—
Residential real estate	623	1,334	335	415	1,417
Consumer installment	28	28	20	23	25

Total	$794	1,411	574	456	1,843

Deposits

Total deposits were $737.4 million at March 31, 2016, compared to $723.6 million at December 31, 2015. Noninterest bearing deposits were $172.6 million, or 23.4% of total deposits, at March 31, 2016, compared to $156.8 million, or 21.7% of total deposits at December 31, 2015.

The average rate paid on total interest-bearing deposits was 0.69% in the first quarter of 2016 and 0.78% in the first quarter of 2015.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at March 31, 2016, and at December 31, 2015, respectively. Securities sold under agreements to repurchase totaled $2.5 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively.

The average rate paid on short-term borrowings was 0.51% in the first quarter of 2016 and 0.52% in the first quarter of 2015.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had no long-term FHLB advances outstanding at March 31, 2016 and December 31, 2015, respectively. In March 2015, the Bank repaid a $5.0 million FHLB advance and incurred prepayment penalties of $0.4 million. At both March 31, 2016 and December 31, 2015, the Bank had $7.2 million in junior subordinated debentures related to trust preferred securities outstanding. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rate paid on long-term debt was 3.51% in the first quarter of 2016 and 3.69% in the first quarter of 2015.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $82.9 million and $79.9 million as of March 31, 2016 and December 31, 2015, respectively. The change from December 31, 2015 was primarily driven by net earnings of $2.2 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $1.6 million, partially offset by cash dividends paid of $0.8 million.

The Company’s tier 1 leverage ratio was 10.47%, common equity tier 1 (“CET1”) risk-based capital ratio was 15.36%, tier 1 risk-based capital ratio was 16.69%, and total risk-based capital ratio was 17.64% at March 31, 2016. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

At March 31, 2016, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At March 31, 2016, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2016 and December 31, 2015, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2016, the Bank had a remaining available line of credit with the FHLB of $241.1 million. At March 31, 2016, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At March 31, 2016, the Bank had outstanding standby letters of credit of $8.9 million and unfunded loan commitments outstanding of $46.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of March 31, 2016, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $356.0 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first quarter of 2016, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase one loan with a principal balance of $198,000 that was current as to principal and interest at the time of repurchase. At March 31, 2016, the Company had no pending repurchase or make whole requests.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of March 31, 2016, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 98% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date;

•	ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities; and

•	ASU 2016-02, Leases.

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

	2016	2015
	First	Fourth	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$5,697	5,737	5,670	5,788	5,523
Tax-equivalent adjustment	322	328	341	338	335

Net interest income (Tax-equivalent)	$6,019	6,065	6,011	6,126	5,858

Table 2 - Selected Quarterly Financial Data

2016	2015
First	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,019	6,065	6,011	6,126	5,858
Less: tax-equivalent adjustment	322	328	341	338	335
Net interest income (GAAP)	5,697	5,737	5,670	5,788	5,523
Noninterest income	834	988	1,056	1,167	1,321
Total revenue	6,531	6,725	6,726	6,955	6,844
Provision for loan losses	(600)	—	200	—	—
Noninterest expense	4,109	4,137	3,892	4,029	4,314
Income tax expense	831	652	724	776	668
Net earnings	$2,191	1,936	1,910	2,150	1,862

Per share data:
Basic and diluted net earnings	$0.60	0.53	0.52	0.59	0.51
Cash dividends declared	0.225	0.22	0.22	0.22	0.22
Weighted average shares outstanding:
Basic and diluted	3,643,484	3,643,478	3,643,455	3,643,413	3,643,365
Shares outstanding, at period end	3,643,503	3,643,478	3,643,478	3,643,428	3,643,378
Book value	$22.75	21.94	21.85	21.15	21.28
Common stock price
High	$30.49	30.39	27.80	25.75	25.25
Low	24.56	26.14	25.78	24.51	23.15
Period end:	28.25	29.62	26.47	25.73	24.85
To earnings ratio	12.61	x	13.78	12.37	12.08	12.12
To book value	124%	135	121	122	117
Performance ratios:
Return on average equity	10.82%	9.59	9.75	10.91	9.68
Return on average assets	1.07%	0.95	0.95	1.09	0.93
Dividend payout ratio	37.50%	41.51	42.31	37.29	43.14
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.11%	1.01	1.21	1.20	1.19
Nonperforming loans	246%	158	140	360	377
Nonperforming assets as a % of:
Loans and other real estate owned	0.54%	0.70	0.93	0.45	0.44
Total assets	0.28%	0.36	0.48	0.23	0.22
Nonperforming loans as a % of total loans	0.45%	0.64	0.86	0.33	0.32
Annualized net (recoveries) charge-offs as % of average loans	(1.01)%	0.79	(0.04)	(0.16)	0.11
Capital Adequacy:
CET 1 risk-based capital ratio	15.36%	15.28	15.01	15.42	15.38
Tier 1 risk-based capital ratio	16.69%	16.57	16.29	16.76	16.83
Total risk-based capital ratio	17.64%	17.44	17.33	17.78	17.84
Tier 1 Leverage Ratio	10.47%	10.35	10.37	10.39	10.13
Other financial data:
Net interest margin (a)	3.12%	3.12	3.13	3.29	3.15
Effective income tax rate	27.50%	25.19	27.49	26.52	26.40
Efficiency ratio (b)	59.96%	58.66	55.07	55.24	60.09
Selected average balances:
Securities	$237,087	246,130	251,393	259,376	264,268
Loans, net of unearned income	429,528	426,192	416,210	402,482	400,161
Total assets	821,382	815,616	806,764	791,889	802,062
Total deposits	726,354	720,854	714,960	699,453	705,746
Long-term debt	7,217	7,217	7,217	7,217	11,550
Total stockholders’ equity	80,965	80,764	78,387	78,791	76,915
Selected period end balances:
Securities	$234,109	241,687	250,142	252,906	262,141
Loans, net of unearned income	431,763	426,410	422,572	408,495	396,613
Allowance for loan losses	4,774	4,289	5,127	4,886	4,722
Total assets	833,328	817,189	817,994	806,233	790,224
Total deposits	737,361	723,627	724,311	715,994	698,336
Long-term debt	7,217	7,217	7,217	7,217	7,217
Total stockholders’ equity	82,887	79,949	79,599	77,053	77,544
(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$430,545	$5,096	4.76%	$403,109	$5,006	5.04%
Securities - taxable	170,125	898	2.12%	196,234	1,040	2.15%
Securities - tax-exempt (2)	66,963	947	5.69%	68,034	986	5.88%

Total securities	237,088	1,845	3.13%	264,268	2,026	3.11%
Federal funds sold	58,415	71	0.49%	74,514	35	0.19%
Interest bearing bank deposits	49,983	55	0.44%	13,408	4	0.12%

Total interest-earning assets	776,031	$7,067	3.66%	755,299	$7,071	3.80%
Cash and due from banks	13,120			13,800
Other assets	32,231			32,963

Total assets	$821,382			$802,062

Interest-bearing liabilities:
Deposits:
NOW	$122,151	$95	0.31%	$114,675	$86	0.30%
Savings and money market	229,865	219	0.38%	211,797	226	0.43%
Certificates of deposits less than $100,000	84,006	200	0.96%	95,460	254	1.08%
Certificates of deposits and other time deposits of $100,000 or more	133,420	467	1.41%	147,750	536	1.47%

Total interest-bearing deposits	569,442	981	0.69%	569,682	1,102	0.78%
Short-term borrowings	3,155	4	0.51%	4,661	6	0.52%
Long-term debt	7,217	63	3.51%	11,550	105	3.69%

Total interest-bearing liabilities	579,814	$1,048	0.73%	585,893	$1,213	0.84%
Noninterest-bearing deposits	156,912			136,064
Other liabilities	3,691			3,190
Stockholders’ equity	80,965			76,915

Total liabilities and stockholders’ equity	$821,382			$802,062

Net interest income and margin		$6,019	3.12%		$5,858	3.15%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2)  Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Loan Portfolio Composition

	2016	2015
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$50,192	52,479	47,925	57,310	52,536
Construction and land development	45,953	43,694	41,592	38,854	37,925
Commercial real estate	209,320	203,853	201,449	184,124	182,871
Residential real estate	117,046	116,673	117,863	115,039	111,265
Consumer installment	9,769	10,220	14,362	13,632	12,478

Total loans	432,280	426,919	423,191	408,959	397,075
Less: unearned income	(517)	(509)	(619)	(464)	(462)

Loans, net of unearned income	431,763	426,410	422,572	408,495	396,613
Less: allowance for loan losses	(4,774)	(4,289)	(5,127)	(4,886)	(4,722)

Loans, net	$426,989	422,121	417,445	403,609	391,891

Table 5 - Allowance for Loan Losses and Nonperforming Assets

	2016	2015
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$4,289	5,127	4,886	4,722	4,836
Charge-offs:
Commercial and industrial	—	(42)	—	—	(58)
Commercial real estate	—	(866)	—	—	—
Residential real estate	(118)	(3)	(26)	—	(60)
Consumer installment	(26)	(14)	(23)	(5)	(17)

Total charge-offs	(144)	(925)	(49)	(5)	(135)
Recoveries	1,229	87	90	169	21

Net recoveries (charge-offs)	1,085	(838)	41	164	(114)
Provision for loan losses	(600)	—	200	—	—

Ending balance	$4,774	4,289	5,127	4,886	4,722

as a % of loans	1.11%	1.01	1.21	1.20	1.19
as a % of nonperforming loans	246%	158	140	360	377
Net (recoveries) charge-offs as % of avg. loans (a)	(1.01)%	0.79	(0.04)	(0.16)	0.11

Nonperforming assets:
Nonaccrual loans	$1,938	2,714	3,650	1,359	1,251
Other real estate owned	397	252	278	499	499

Total nonperforming assets	$2,335	2,966	3,928	1,858	1,750

as a % of loans and other real estate owned	0.54%	0.70	0.93	0.45	0.44
as a % of total assets	0.28%	0.36	0.48	0.23	0.22
Nonperforming loans as a % of total loans	0.45%	0.64	0.86	0.33	0.32
Accruing loans 90 days or more past due	$—	—	112	442	2

(a) Net (recoveries) charge-offs are annualized.

Table 6 - Allocation of Allowance for Loan Losses

	2016		2015
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$517	11.6	$523	12.3	$504	11.3	$681	14.0	$644	13.2
Construction and land development	695	10.6	669	10.2	627	9.8	640	9.6	830	9.6
Commercial real estate	2,403	48.4	1,879	47.8	2,679	47.6	2,146	45.0	1,888	46.1
Residential real estate	1,026	27.1	1,059	27.3	1,103	27.9	1,180	28.1	1,153	28.0
Consumer installment	133	2.3	159	2.4	214	3.4	239	3.3	207	3.1

Total allowance for loan losses	$4,774		$4,289		$5,127		$4,886		$4,722

*	Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2016

Maturity of:
3 months or less	$9,175
Over 3 months through 6 months	13,462
Over 6 months through 12 months	35,460
Over 12 months	74,398

Total CDs and other time deposits of $100,000 or more	$132,495

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 3 is set forth in ITEM 2 under the caption “MARKET AND LIQUIDITY RISK MANAGEMENT” and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation and as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to allow timely decisions regarding disclosure in its reports that the Company files or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank are, from time to time, involved in legal proceedings. The Company’s and Bank’s management believe there are no pending or threatened legal, governmental, or regulatory proceedings that, upon resolution, are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “RISK FACTORS” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007.**

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President, Chief Financial Officer.***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.

**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.

***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: April 29, 2016	By:	/s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: April 29, 2016	By:	/s/ David A. Hedges
David A. Hedges
EVP, Chief Financial Officer