Form 10-Q
period 2016-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2016-07-29
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2016
Common Stock, $0.01 par value per share	3,643,503 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2016	December 31, 2015

Assets:
Cash and due from banks	$11,872	$9,806
Federal funds sold	48,571	57,395
Interest bearing bank deposits	103,977	46,729

Cash and cash equivalents	164,420	113,930

Securities available-for-sale	217,002	241,687
Loans held for sale	1,567	1,540
Loans, net of unearned income	430,694	426,410
Allowance for loan losses	(4,528)	(4,289)

Loans, net	426,166	422,121

Premises and equipment, net	11,710	11,866
Bank-owned life insurance	17,658	17,433
Other real estate owned	300	252
Other assets	7,233	8,360

Total assets	$846,056	$817,189

Liabilities:
Deposits:
Noninterest-bearing	$167,741	$156,817
Interest-bearing	579,798	566,810

Total deposits	747,539	723,627
Federal funds purchased and securities sold under agreements to repurchase	2,578	2,951
Long-term debt	7,217	7,217
Accrued expenses and other liabilities	3,914	3,445

Total liabilities	761,248	737,240

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,767	3,766
Retained earnings	83,327	80,845
Accumulated other comprehensive income, net	4,313	1,937
Less treasury stock, at cost - 313,632 shares and 313,657 shares at June 30, 2016 and December 31, 2015, respectively	(6,638)	(6,638)

Total stockholders’ equity	84,808	79,949

Total liabilities and stockholders’ equity	$846,056	$817,189

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015

Interest income:
Loans, including fees	$5,172	$5,217	$10,268	$10,223
Securities:
Taxable	775	949	1,673	1,989
Tax-exempt	623	654	1,248	1,305
Federal funds sold and interest bearing bank deposits	156	51	282	90

Total interest income	6,726	6,871	13,471	13,607

Interest expense:
Deposits	967	1,020	1,948	2,122
Short-term borrowings	3	4	7	10
Long-term debt	64	59	127	164

Total interest expense	1,034	1,083	2,082	2,296

Net interest income	5,692	5,788	11,389	11,311
Provision for loan losses	—	—	(600)	—

Net interest income after provision for loan losses	5,692	5,788	11,989	11,311

Noninterest income:
Service charges on deposit accounts	193	209	391	415
Mortgage lending	315	457	494	791
Bank-owned life insurance	113	112	225	513
Other	372	389	717	766
Securities gains, net	—	—	—	3

Total noninterest income	993	1,167	1,827	2,488

Noninterest expense:
Salaries and benefits	2,446	2,291	4,851	4,559
Net occupancy and equipment	358	362	718	720
Professional fees	194	218	405	419
FDIC and other regulatory assessments	122	118	244	243
Other real estate owned, net	(43)	1	(23)	18
Prepayment penalties on long-term debt	—	—	—	362
Other	944	1,039	1,935	2,022

Total noninterest expense	4,021	4,029	8,130	8,343

Earnings before income taxes	2,664	2,926	5,686	5,456
Income tax expense	733	776	1,564	1,444

Net earnings	$1,931	$2,150	$4,122	$4,012

Net earnings per share:
Basic and diluted	$0.53	$0.59	$1.13	$1.10

Weighted average shares outstanding:
Basic and diluted	3,643,503	3,643,413	3,643,493	3,643,389

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Net earnings	$1,931	$2,150	$4,122	$4,012

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	810	(1,842)	2,376	(1,156)
Reclassification adjustment for net gain on securities recognized in net earnings	—	—	—	(2)

Other comprehensive income (loss)	810	(1,842)	2,376	(1,158)

Comprehensive income	$2,741	$308	$6,498	$2,854

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income	stock	Total

Balance, December 31, 2014	3,957,135	$39	$3,763	$76,193	$2,443	$(6,639)	$75,799
Net earnings	—	—	—	4,012	—	—	4,012
Other comprehensive loss	—	—	—	—	(1,158)	—	(1,158)
Cash dividends paid ($0.44 per share)	—	—	—	(1,603)	—	—	(1,603)
Sale of treasury stock (100 shares)	—	—	2	—	—	1	3

Balance, June 30, 2015	3,957,135	$39	$3,765	$78,602	$1,285	$(6,638)	$77,053

Balance, December 31, 2015	3,957,135	$39	$3,766	$80,845	$1,937	$(6,638)	$79,949
Net earnings	—	—	—	4,122	—	—	4,122
Other comprehensive income	—	—	—	—	2,376	—	2,376
Cash dividends paid ($0.45 per share)	—	—	—	(1,640)	—	—	(1,640)
Sale of treasury stock (25 shares)	—	—	1	—	—	—	1

Balance, June 30, 2016	3,957,135	$39	$3,767	$83,327	$4,313	$(6,638)	$84,808

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2016	2015

Cash flows from operating activities:
Net earnings	$4,122	$4,012
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(600)	—
Depreciation and amortization	544	545
Premium amortization and discount accretion, net	692	804
Net gain on securities available-for-sale	—	(3)
Net gain on sale of loans held for sale	(367)	(644)
Increase (decrease) in MSR valuation allowance	1	(39)
Net (gain) loss on other real estate owned	(43)	5
Loss on prepayment of long-term debt	—	362
Loans originated for sale	(20,327)	(38,404)
Proceeds from sale of loans	20,523	36,883
Increase in cash surrender value of bank-owned life insurance	(225)	(237)
Income recognized from death benefit on bank-owned life insurance	—	(276)
Net (increase) decrease in other assets	(425)	237
Net increase (decrease) in accrued expenses and other liabilities	510	(84)

Net cash provided by operating activities	4,405	3,161

Cash flows from investing activities:
Proceeds from maturities of securities available-for-sale	30,922	16,698
Purchase of securities available-for-sale	(3,164)	(4,637)
Increase in loans, net	(3,693)	(5,491)
Net purchases of premises and equipment	(57)	(415)
Proceeds from bank-owned life insurance death benefit	—	1,319
(Increase) decrease in FHLB stock	(25)	191
Proceeds from sale of other real estate owned	203	30

Net cash provided by investing activities	24,186	7,695

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	10,924	19,576
Net increase in interest-bearing deposits	12,988	3,028
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(373)	(1,769)
Repayments or retirement of long-term debt	—	(5,362)
Dividends paid	(1,640)	(1,603)

Net cash provided by financing activities	21,899	13,870

Net change in cash and cash equivalents	50,490	24,726
Cash and cash equivalents at beginning of period	113,930	83,503

Cash and cash equivalents at end of period	$164,420	$108,229

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,062	$2,366
Income taxes	1,403	1,241
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	248	—

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2016. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

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

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2016 and 2015, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015

Basic and diluted:
Net earnings	$1,931	$2,150	$4,122	$4,012
Weighted average common shares outstanding	3,643,503	3,643,413	3,643,493	3,643,389

Net earnings per share	$0.53	$0.59	$1.13	$1.10

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At June 30, 2016, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of June 30, 2016.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: SECURITIES

At June 30, 2016 and December 31, 2015, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2016 and December 31, 2015, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

June 30, 2016
Agency obligations (a)	$3,113	23,136	16,390	—	42,639	943	—	$41,696
Agency RMBS (a)	—	1,265	20,223	81,391	102,879	2,132	—	100,747
State and political subdivisions	—	2,004	11,440	58,040	71,484	3,759	—	67,725

Total available-for-sale	$3,113	26,405	48,053	139,431	217,002	6,834	—	$210,168

December 31, 2015
Agency obligations (a)	$5,000	25,852	19,463	9,770	60,085	384	518	$60,219
Agency RMBS (a)	—	1,623	13,511	95,820	110,954	968	780	110,766
State and political subdivisions	—	497	12,094	58,057	70,648	3,022	7	67,633

Total available-for-sale	$5,000	27,972	45,068	163,647	241,687	4,374	1,305	$238,618

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $155.2 million and $133.3 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million at June 30, 2016 and December 31, 2015, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The Company had no gross unrealized losses at June 30, 2016. The fair values and gross unrealized losses on securities at December 31, 2015 segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2015:
Agency obligations	$8,157	2	24,444	516	$32,601	518
Agency RMBS	42,345	367	18,184	413	60,529	780
State and political subdivisions	267	1	969	6	1,236	7

Total	$50,769	370	43,597	935	$94,366	1,305

Cost-method investments

At June 30, 2016, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At June 30, 2016 and December 31, 2015, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the six months ended June 30, 2016 and 2015, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Gross realized gains	$—	—	—	$	3

Realized gains, net	$—	—	—	$	3

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	June 30, 2016	December 31, 2015

Commercial and industrial	$50,190	$52,479
Construction and land development	49,346	43,694
Commercial real estate:
Owner occupied	47,600	46,602
Multi-family	43,279	45,264
Other	117,946	111,987

Total commercial real estate	208,825	203,853
Residential real estate:
Consumer mortgage	68,077	70,009
Investment property	45,686	46,664

Total residential real estate	113,763	116,673
Consumer installment	9,125	10,220

Total loans	431,249	426,919
Less: unearned income	(555)	(509)

Loans, net of unearned income	$430,694	$426,410

Loans secured by real estate were approximately 86.2% of the Company’s total loan portfolio at June 30, 2016. At June 30, 2016, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

Commercial real estate (“CRE”) — includes loans disaggregated into three classes: (1) owner occupied, (2) multifamily and (3) other.

•	Owner occupied – includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers. Generally, the primary source of repayment is the cash flow from business operations and activities of the borrower, who owns the property.

•	Multi-family – primarily includes loans to finance income-producing multi-family properties. Loans in this class include loans for 5 or more unit residential property and apartments leased to residents. Generally, the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.

•	Other – primarily includes loans to finance income-producing commercial properties that are not owner occupied. Loans in this class include loans for neighborhood retail centers, hotels, medical and professional offices, single retail stores, industrial buildings, and warehouses leased to local businesses. Generally, the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.

Residential real estate (“RRE”) — includes loans disaggregated into two classes: (1) consumer mortgage and (2) investment property.

•	Consumer mortgage – primarily includes first or second lien mortgages and home equity lines of credit to consumers that are secured by a primary residence or second home. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value.

•	Investment property – primarily includes loans to finance income-producing 1-4 family residential properties. Generally, the primary source of repayment is dependent upon income generated from leasing the property securing the loan. The underwriting of these loans takes into consideration the rental rates and property value, as well as the financial health of the borrower.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June 30, 2016 and December 31, 2015.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

June 30, 2016:
Commercial and industrial	$50,125	25	—	50,150	40	$50,190
Construction and land development	49,291	—	—	49,291	55	49,346
Commercial real estate:
Owner occupied	47,600	—	—	47,600	—	47,600
Multi-family	43,279	—	—	43,279	—	43,279
Other	116,382	—	—	116,382	1,564	117,946

Total commercial real estate	207,261	—	—	207,261	1,564	208,825
Residential real estate:
Consumer mortgage	67,510	557	—	68,067	10	68,077
Investment property	45,598	88	—	45,686	—	45,686

Total residential real estate	113,108	645	—	113,753	10	113,763
Consumer installment	9,074	51	—	9,125	—	9,125

Total	$428,859	721	—	429,580	1,669	$431,249

December 31, 2015:
Commercial and industrial	$52,387	49	—	52,436	43	$52,479
Construction and land development	43,111	—	—	43,111	583	43,694
Commercial real estate:
Owner occupied	46,372	—	—	46,372	230	46,602
Multi-family	45,264	—	—	45,264	—	45,264
Other	110,467	—	—	110,467	1,520	111,987

Total commercial real estate	202,103	—	—	202,103	1,750	203,853
Residential real estate:
Consumer mortgage	68,579	1,105	—	69,684	325	70,009
Investment property	46,435	229	—	46,664	—	46,664

Total residential real estate	115,014	1,334	—	116,348	325	116,673
Consumer installment	10,179	28	—	10,207	13	10,220

Total	$422,794	1,411	—	424,205	2,714	$426,919

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The Company calculates average losses for all loan segments using a rolling 20 quarter historical period. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2016 and December 31, 2015, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2016

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$517	695	2,403	1,026	133	$4,774
Charge-offs	(83)	—	(194)	(37)	(2)	(316)
Recoveries	3	5	—	58	4	70

Net (charge-offs) recoveries	(80)	5	(194)	21	2	(246)
Provision for loan losses	69	44	(117)	14	(10)	—

Ending balance	$506	744	2,092	1,061	125	$4,528

Six months ended:
Beginning balance	$523	669	1,879	1,059	159	$4,289
Charge-offs	(83)	—	(194)	(155)	(28)	(460)
Recoveries	23	1,203	—	65	8	1,299

Net (charge-offs) recoveries	(60)	1,203	(194)	(90)	(20)	839
Provision for loan losses	43	(1,128)	407	92	(14)	(600)

Ending balance	$506	744	2,092	1,061	125	$4,528

	June 30, 2015

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$644	830	1,888	1,153	207	$4,722
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	3	4	—	151	11	169

Net recoveries (charge-offs)	3	4	—	151	6	164
Provision for loan losses	34	(194)	258	(124)	26	—

Ending balance	$681	640	2,146	1,180	239	$4,886

Six months ended:
Beginning balance	$639	974	1,928	1,119	176	$4,836
Charge-offs	(58)	—	—	(59)	(23)	(140)
Recoveries	4	9	—	165	12	190

Net (charge-offs) recoveries	(54)	9	—	106	(11)	50
Provision for loan losses	96	(343)	218	(45)	74	—

Ending balance	$681	640	2,146	1,180	239	$4,886

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2016 and 2015.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(In thousands)	losses	in loans	losses	in loans	losses	in loans

June 30, 2016:
Commercial and industrial	$506	50,159	—	31	506	50,190
Construction and land development	744	49,291	—	55	744	49,346
Commercial real estate	1,995	206,258	97	2,567	2,092	208,825
Residential real estate	1,061	113,763	—	—	1,061	113,763
Consumer installment	125	9,125	—	—	125	9,125

Total	$4,431	428,596	97	2,653	4,528	431,249

June 30, 2015:
Commercial and industrial	$681	57,246	—	64	681	57,310
Construction and land development	640	38,252	—	602	640	38,854
Commercial real estate	1,672	182,465	474	1,659	2,146	184,124
Residential real estate	1,180	115,039	—	—	1,180	115,039
Consumer installment	239	13,632	—	—	239	13,632

Total	$4,412	406,634	474	2,325	4,886	408,959

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

June 30, 2016:
Commercial and industrial	$46,015	3,850	285	40	$50,190
Construction and land development	48,873	53	365	55	49,346
Commercial real estate:
Owner occupied	46,874	275	451	—	47,600
Multi-family	43,279	—	—	—	43,279
Other	115,568	354	460	1,564	117,946

Total commercial real estate	205,721	629	911	1,564	208,825
Residential real estate:
Consumer mortgage	62,702	2,501	2,864	10	68,077
Investment property	44,588	107	991	—	45,686

Total residential real estate	107,290	2,608	3,855	10	113,763
Consumer installment	9,010	31	84	—	9,125

Total	$416,909	7,171	5,500	1,669	$431,249

December 31, 2015:
Commercial and industrial	$48,038	4,075	323	43	$52,479
Construction and land development	42,458	60	593	583	43,694
Commercial real estate:
Owner occupied	45,772	381	219	230	46,602
Multi-family	45,264	—	—	—	45,264
Other	110,159	36	272	1,520	111,987

Total commercial real estate	201,195	417	491	1,750	203,853
Residential real estate:
Consumer mortgage	64,502	1,964	3,218	325	70,009
Investment property	45,399	112	1,153	—	46,664

Total residential real estate	109,901	2,076	4,371	325	116,673
Consumer installment	10,038	55	114	13	10,220

Total	$411,630	6,683	5,892	2,714	$426,919

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2016 and December 31, 2015.

	June 30, 2016
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$31	—	31
Construction and land development	159	(104)	55
Commercial real estate:
Other	2,478	(914)	1,564

Total commercial real estate	2,478	(914)	1,564

Total	$2,668	(1,018)	1,650

With allowance recorded:
Commercial real estate:
Owner occupied	1,003	—	1,003	97

Total commercial real estate	1,003	—	1,003	97

Total	$1,003	—	1,003	$97

Total impaired loans	$3,671	(1,018)	2,653	$97

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2015
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$48	—	48
Construction and land development	2,582	(1,999)	583
Commercial real estate:
Owner occupied	308	(78)	230
Other	2,136	(617)	1,519

Total commercial real estate	2,444	(695)	1,749

Total	$5,074	(2,694)	2,380

With allowance recorded:
Commercial real estate:
Owner occupied	1,027	—	1,027	121

Total commercial real estate	1,027	—	1,027	121

Total	$1,027	—	1,027	$121

Total impaired loans	$6,101	(2,694)	3,407	$121

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended June 30, 2016		Six months ended June 30, 2016
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$36	1	40	2
Construction and land development	60	—	138	—
Commercial real estate:
Owner occupied	1,009	11	1,015	26
Other	1,699	—	1,718	—

Total commercial real estate	2,708	11	2,733	26

Total	$2,804	12	2,911	28

	Quarter ended June 30, 2015		Six months ended June 30, 2015
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$64	1	66	2
Construction and land development	608	—	613	—
Commercial real estate:
Owner occupied	1,202	9	1,143	21
Other	466	8	538	18

Total commercial real estate	1,668	17	1,681	39
Residential real estate:
Consumer mortgages	512	158	648	173
Investment property	100	76	130	76

Total residential real estate	612	234	778	249

Total	$2,952	252	3,138	290

Interest income recognized for the quarter and six months ended June 30, 2015 included non-routine interest recoveries of $225 thousand related to two impaired residential real estate loans that paid off in June 2015. Excluding the interest recoveries on these two loans, interest income recognized on impaired loans for the quarter and six months ended June 30, 2015 would have been $27 thousand and $65 thousand, respectively.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of June 30, 2016 and December 31, 2015.

	TDRs
				Related
(In thousands)	Accruing	Nonaccrual	Total	Allowance

June 30, 2016
Commercial and industrial	$31	—	31	$—
Construction and land development	—	55	55	—
Commercial real estate:
Owner occupied	1,003	—	1,003	97
Other	—	1,564	1,564	—

Total commercial real estate	1,003	1,564	2,567	97

Total	$1,034	1,619	2,653	$97

December 31, 2015
Commercial and industrial	$48	—	48	$—
Construction and land development	—	582	582	—
Commercial real estate:
Owner occupied	1,027	230	1,257	121

Total commercial real estate	1,027	230	1,257	121

Total	$1,075	812	1,887	$121

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended June 30,			Six months June 30,
		Pre-	Post -		Pre-	Post -
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2016:
Commercial real estate:
Other	1	$1,509	1,509	1	$1,509	1,509

Total commercial real estate	1	1,509	1,509	1	1,509	1,509

Total	1	$1,509	1,509	1	$1,509	1,509

2015:
Commercial and industrial	1	$61	66	1	$61	66
Construction and land development	—	—	—	1	116	113
Commercial real estate:
Other	—	—	—	1	592	592

Total commercial real estate	—	—	—	1	592	592

Total	1	$61	66	3	$769	771

The majority of the loans modified in a TDR during the quarter and six months ended June 30, 2016 and 2015, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

There were no TDRs with default payments during the quarter and six months ended June 30, 2016. The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

	Quarter ended June 30,		Six months Ended June 30,
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	investment(1)	Contracts	investment(1)
2015:
Commercial real estate:
Owner occupied	—	$—	1	$261

Total commercial real estate	—	—	1	261
Residential real estate:
Investment property	—	—	1	150

Total residential real estate	—	—	1	150

Total	—	$—	2	$411

(1) Amount as of applicable month end during the respective period for which there was a payment default.

NOTE 6: MORTGAGE SERVICING RIGHTS, NET

Mortgage servicing rights (“MSRs”) are recognized based on the fair value of the servicing rights on the date the corresponding mortgage loans are sold. An estimate of the fair value of the Company’s MSRs is determined using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rates, default rates, costs to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

MSRs, net:
Beginning balance	$2,235	$2,355	$2,316	$2,388
Additions, net	88	154	145	265
Amortization expense	(176)	(199)	(314)	(333)
(Increase) decrease in valuation allowance	(1)	49	(1)	39

Ending balance	$2,146	$2,359	$2,146	$2,359

Valuation allowance included in MSRs, net:
Beginning of period	$—	$63	$—	$53
End of period	1	14	1	14

Fair value of amortized MSRs:
Beginning of period	$2,906	$3,066	$3,086	$3,238
End of period	2,539	3,014	2,539	3,014

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

A summary of the Company’s interest rate swap agreements at June 30, 2016 and December 31, 2015 is presented below.

		Other	Other
		Assets	Liabilities
		Estimated	Estimated
(Dollars in thousands)	Notional	Fair Value	Fair Value

June 30, 2016:
Pay fixed / receive variable	$4,142	—	375
Pay variable / receive fixed	4,142	375	—

Total interest rate swap agreements	$8,284	375	375

December 31, 2015:
Pay fixed / receive variable	$4,317	—	440
Pay variable / receive fixed	4,317	440	—

Total interest rate swap agreements	$8,634	440	440

NOTE 8: FAIR VALUE

Fair Value Hierarchy

“Fair value” is defined by ASC 820, Fair Value Measurements and Disclosures, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for an asset or liability at the measurement date. GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1—inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.

•	Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable for the asset or liability, either directly or indirectly.

•	Level 3—inputs to the valuation methodology are unobservable and reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset or liability.

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2016, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2016:
Securities available-for-sale:
Agency obligations	$42,639	—	42,639	—
Agency RMBS	102,879	—	102,879	—
State and political subdivisions	71,484	—	71,484	—

Total securities available-for-sale	217,002	—	217,002	—
Other assets (1)	375	—	375	—

Total assets at fair value	$217,377	—	217,377	—

Other liabilities(1)	$375	—	375	—

Total liabilities at fair value	$375	—	375	—

December 31, 2015:
Securities available-for-sale:
Agency obligations	$60,085	—	60,085	—
Agency RMBS	110,954	—	110,954	—
State and political subdivisions	70,648	—	70,648	—

Total securities available-for-sale	241,687	—	241,687	—
Other assets (1)	440	—	440	—

Total assets at fair value	$242,127	—	242,127	—

Other liabilities(1)	$440	—	440	—

Total liabilities at fair value	$440	—	440	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2016:
Loans held for sale	$1,567	—	1,567	—
Loans, net(1)	2,556	—	—	2,556
Other real estate owned	300	—	—	300
Other assets (2)	2,146	—	—	2,146

Total assets at fair value	$6,569	—	1,567	5,002

December 31, 2015:
Loans held for sale	$1,540	—	1,540	—
Loans, net(1)	3,286	—	—	3,286
Other real estate owned	252	—	—	252
Other assets (2)	2,316	—	—	2,316

Total assets at fair value	$7,394	—	1,540	5,854

(1)Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At June 30, 2016, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2016, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying			Average

(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$ 2,556	Appraisal	Appraisal discounts (%)	50.2%

Other real estate owned	300	Appraisal	Appraisal discounts (%)	6.6%

Mortgage servicing rights, net	2,146	Discounted cash flow	Prepayment speed or CPR (%)	12.7%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

June 30, 2016:
Financial Assets:
Loans, net (1)	$426,166	$439,452	$—	$—	$439,452
Loans held for sale	1,567	1,600	—	1,600	—
Financial Liabilities:
Time Deposits	$210,846	$212,291	$—	$212,291	$—
Long-term debt	7,217	7,217	—	7,217	—

December 31, 2015:
Financial Assets:
Loans, net (1)	$422,121	$427,340	$—	$—	$427,340
Loans held for sale	1,540	1,574	—	1,574	—
Financial Liabilities:
Time Deposits	$219,598	$220,093	$—	$220,093	$—
Long-term debt	7,217	7,217	—	7,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2016 and 2015, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Summary of Results of Operations

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015

Net interest income (a)	$6,014	$6,126	$12,033	$11,984
Less: tax-equivalent adjustment	322	338	644	673

Net interest income (GAAP)	5,692	5,788	11,389	11,311
Noninterest income	993	1,167	1,827	2,488

Total revenue	6,685	6,955	13,216	13,799
Provision for loan losses	—	—	(600)	—
Noninterest expense	4,021	4,029	8,130	8,343
Income tax expense	733	776	1,564	1,444

Net earnings	$1,931	$2,150	$4,122	$4,012

Basic and diluted earnings per share	$0.53	$0.59	$1.13	$1.10

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $4.1 million for the first six months of 2016, compared to $4.0 million for the first six months of 2015. Basic and diluted earnings per share were $1.13 per share for the first six months of 2016, compared to $1.10 per share for the first six months of 2015.

Net interest income (tax-equivalent) was $12.0 million for the first six months of 2016 and 2015. Net interest income (tax-equivalent) for the first six months of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) increased 2% in the first six months of 2016 compared to the first six months of 2015. This increase was primarily due to a reduction in interest expense as the company lowered its deposit costs and repaid higher-cost wholesale funding sources. Average loans were $432.2 million in the first six months of 2016, an increase of $30.9 million or 8%, from the first six months of 2015. Average deposits were $727.2 million in the first six months of 2016, an increase of $24.6 million or 3%, from the first six months of 2015.

The Company recorded a negative provision for loan losses of $0.6 million for the first six months of 2016, compared to no provision for loan losses for the first six months of 2015. Annualized net recoveries as a percent of average loans were 0.39% for the first six months of 2016 compared to 0.02% for the first six months of 2015. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first six months of 2016.

Noninterest income was $1.8 million for the first six months of 2016, compared to $2.5 million in the first six months of 2015. The decrease was primarily due to $0.3 million in non-taxable death benefits from bank-owned life insurance that were received in the first six months of 2015, compared to none in the first six months of 2016, and a decrease in mortgage lending income of $0.3 million as mortgage loan production declined.

Noninterest expense was $8.1 million in the first six months of 2016, compared to $8.3 million in the first six months of 2015. The decrease was primarily due to no prepayment penalties on long-term debt incurred in the first six months of 2016 compared to $0.4 million incurred in the first six months of 2015 when the Company repaid $5.0 million of long-term debt with an interest rate of 3.59%. This decrease was partially offset by a $0.3 million increase in salaries and benefits due to routine annual increases.

Income tax expense was $1.6 million for the first six months of 2016, compared to $1.4 million for the first six months of 2015. The Company’s income tax expense for the first six months of 2016 reflects an effective income tax rate of 27.51%, compared to 26.47% for the first six months of 2015. The increase in the effective tax rate is primarily due to a decrease in tax preference items such as income from bank-owned life insurance. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

In the first six months of 2016, the Company paid cash dividends of $1.6 million, or $0.45 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.77% and a Tier 1 leverage ratio of 10.56% at June 30, 2016.

In the second quarter of 2016, net earnings were $1.9 million, or $0.53 per share, compared to $2.2 million, or $0.59 per share, for the second quarter of 2015. Net interest income (tax-equivalent) was $6.0 million for the second quarter of 2016, compared to $6.1 million for the second quarter of 2015. Net interest income (tax-equivalent) for the second quarter of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) increased 2% in the second quarter of 2016 compared to the second quarter of 2015. The Company recorded no provision for loan losses in the second quarter of 2016 and 2015. Noninterest income was $1.0 million in the second quarter of 2016, compared to $1.2 million in the second quarter of 2015. The decrease was primarily due to a decrease in mortgage lending income of $0.1 million as mortgage loan production declined. Noninterest expense was $4.0 million in the second quarter of 2016, unchanged compared to second quarter 2015. Income tax expense was approximately $0.7 million for the second quarter of 2016 compared to $0.8 million for the second quarter of 2015. The Company’s effective tax rate for the second quarter of 2016 was 27.57%, compared to 26.52% in the second quarter of 2015. Despite the increase in the effective tax rate, income tax expense decreased due to a decrease in earnings before taxes.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The Company calculates average losses for all loan segments using a rolling 20 quarter historical period. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2016 and December 31, 2015, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six Months Ended June 30,
	2016		2015
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$ 433,504	4.76%	$ 404,106	5.10%
Securities - taxable	162,980	2.06%	193,694	2.07%
Securities - tax-exempt	67,271	5.66%	68,115	5.86%

Total securities	230,251	3.11%	261,809	3.06%
Federal funds sold	57,702	0.50%	60,789	0.21%
Interest bearing bank deposits	57,023	0.49%	24,449	0.23%

Total interest-earning assets	778,480	3.65%	751,153	3.83%

Deposits:
NOW	123,831	0.31%	114,739	0.31%
Savings and money market	227,772	0.38%	207,027	0.40%
Certificates of deposits less than $100,000	82,794	0.97%	93,933	1.06%
Certificates of deposits and other time deposits of $100,000 or more	132,336	1.41%	145,124	1.45%

Total interest-bearing deposits	566,733	0.69%	560,823	0.76%
Short-term borrowings	2,836	0.50%	4,167	0.48%
Long-term debt	7,217	3.54%	9,372	3.53%

Total interest-bearing liabilities	576,786	0.73%	574,362	0.81%

Net interest income and margin (tax-equivalent)	$ 12,033	3.11%	$ 11,984	3.22%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $12.0 million for the first six months of 2016 and 2015. Net interest income (tax-equivalent) for the first six months of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) increased 2% in the first six months of 2016 compared to the first six months of 2015. This increase reflects management’s ongoing efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding.

The tax-equivalent yield on total interest-earning assets decreased by 18 basis points in the first six months of 2016 from the first six months of 2015 to 3.65%. This decrease was primarily due to declining yields on loans and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 8 basis points in the first six months of 2016 from the first six months of 2015 to 0.73%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded a negative provision for loan losses of $0.6 million in the first six months of 2016 as a result of a $1.2 million recovery from the payoff of a non-performing construction and land development loan. No provision for loan losses was made for the first six months of 2015. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.05% at June 30, 2016, compared to 1.01% at December 31, 2015. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Service charges on deposit accounts	$193	$209	$391	$415
Mortgage lending income	315	457	494	791
Bank-owned life insurance	113	112	225	513
Securities gains, net	—	—	—	3
Other	372	389	717	766

Total noninterest income	$993	$1,167	$1,827	$2,488

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Origination income	$270	$386	$367	$644
Servicing fees, net	46	22	128	108
(Increase) decrease in MSR valuation allowance	(1)	49	(1)	39

Total mortgage lending income	$315	$457	$494	$791

The decrease in mortgage lending income was primarily due to a decrease in the volume of mortgage loans originated and sold. The decrease in volume is due to various factors, including the Company’s efforts to comply with the new TILA-RESPA Integrated Disclosure (TRID) rules and a reduction in the number of mortgage originators. Until the Company’s new loan origination system is fully implemented and operational, management expects mortgage lending income and volume will decrease compared to prior periods. The Company is in the implementation phase of this new system.

Income from bank-owned life insurance decreased in the first six months of 2016, compared to the first six months of 2015 due to non-taxable death benefits received in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Noninterest Expense

	Quarter ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Salaries and benefits	$2,446	$2,291	$4,851	$4,559
Net occupancy and equipment	358	362	718	720
Professional fees	194	218	405	419
FDIC and other regulatory assessments	122	118	244	243
Other real estate owned, net	(43)	1	(23)	18
Prepayment penalty on long-term debt	—	—	—	362
Other	944	1,039	1,935	2,022

Total noninterest expense	$4,021	$4,029	$8,130	$8,343

The increase in salaries and benefits expense reflected routine annual increases.

During the first six months of 2015, the Company repaid $5.0 million of long-term debt with an interest rate of 3.59% and incurred prepayment penalties of $0.4 million.

Income Tax Expense

Income tax expense was $1.6 million for the first six months of 2016, compared to $1.4 million for the first six months of 2015. The Company’s income tax expense for the first six months of 2016 reflects an effective income tax rate of 27.51%, compared to 26.47% for the first six months of 2015. The increase in the effective tax rate is primarily due to a decrease in tax preference items such as income from bank-owned life insurance. The Company’s income tax expense is principally affected by tax exempt earnings on municipal securities investments and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $217.0 million at June 30, 2016, a decrease of $24.7 million, or 10%, compared to $241.7 million at December 31, 2015. This decline was primarily due to a decrease of $30.9 million in the amortized cost basis of securities available-for-sale from principal repayments, maturities and calls. This decrease was offset by securities purchases of $3.2 million and a $3.8 million change in net unrealized gains on securities available-for-sale, reflecting an increase in prices as long-term interest rates declined during the first six months of 2016.

The average tax-equivalent yields earned on total securities were 3.11% in the first six months of 2016 and 3.06% in the first six months of 2015.

Loans

	2016		2015
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial and industrial	$50,190	50,192	52,479	47,925	57,310
Construction and land development	49,346	45,953	43,694	41,592	38,854
Commercial real estate	208,825	209,320	203,853	201,449	184,124
Residential real estate	113,763	117,046	116,673	117,863	115,039
Consumer installment	9,125	9,769	10,220	14,362	13,632

Total loans	431,249	432,280	426,919	423,191	408,959
Less: unearned income	(555)	(517)	(509)	(619)	(464)

Loans, net of unearned income	$430,694	431,763	426,410	422,572	408,495

Total loans, net of unearned income, were $430.7 million at June 30, 2016, compared to $426.4 million at December 31, 2015. Four loan categories represented the majority of the loan portfolio at June 30, 2016: commercial real estate (49%), residential real estate (26%), construction and land development (11%) and commercial and industrial (12%). Approximately 23% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2016.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $14.7 million, or 3% of total loans, at June 30, 2016, compared to $16.4 million, or 4% of total loans, at December 31, 2015. For residential real estate mortgage loans with a consumer purpose, $1.6 million required interest-only payments at June 30, 2016, compared to $0.9 million at December 31, 2015. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.76% in the first six months of 2016 and 5.10% in the first six months of 2015.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $18.1 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.3 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2016, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at June 30, 2016 (and related balances at December 31, 2015).

	June 30,	December 31,
(In thousands)	2016	2015

Lessors of 1 to 4 family residential properties	$45,686	$46,664
Multi-family residential properties	43,279	45,264
Shopping centers	38,190	38,116

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At June 30, 2016 and December 31, 2015, the allowance for loan losses was $4.5 million and $4.3 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2016 and the previous four quarters is presented below.

	2016		2015
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Balance at beginning of period	$4,774	4,289	5,127	4,886	4,722
Charge-offs:
Commercial and industrial	(83)	—	(42)	—	—
Commercial real estate	(194)	—	(866)	—	—
Residential real estate	(37)	(118)	(3)	(26)	—
Consumer installment	(2)	(26)	(14)	(23)	(5)

Total charge-offs	(316)	(144)	(925)	(49)	(5)
Recoveries	70	1,229	87	90	169

Net (charge-offs) recoveries	(246)	1,085	(838)	41	164
Provision for loan losses	—	(600)	—	200	—

Ending balance	$4,528	4,774	4,289	5,127	4,886

as a % of loans	1.05%	1.11	1.01	1.21	1.20
as a % of nonperforming loans	271%	246	158	140	360
Net charge-offs (recoveries) as % of average loans (a)	0.23%	(1.01)	0.79	(0.04)	(0.16)

(a) Net charge-offs (recoveries) are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.05% at June 30, 2016, compared to 1.01% at December 31, 2015. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgement about information available to them at the time of their examinations.

Net recoveries were $839 thousand, or 0.39% of average loans in the first six months of 2016, compared to net recoveries of $50,000, or 0.02% of average loans in the first six months of 2015. In the first six months of 2016, the Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan.

At June 30, 2016, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 271%, compared to 158% at December 31, 2015. The increase was primarily due to a decrease in nonperforming loans of $1.0 million.

At June 30, 2016 and December 31, 2015, the Company’s recorded investment in loans considered impaired was $2.7 million and $3.4 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $0.1 million at each respective date.

Nonperforming Assets

At June 30, 2016 and December 31, 2015, respectively, the Company had $2.0 million and $3.0 million in nonperforming assets. The decrease was primarily due to the payoff of one nonperforming construction and land development loan with a recorded investment of $0.5 million at December 31, 2015.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2016 and the previous four quarters.

	2016		2015
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$1,669	1,938	2,714	3,650	1,359
Other real estate owned	300	397	252	278	499

Total nonperforming assets	$1,969	2,335	2,966	3,928	1,858

as a % of loans and other real estate owned	0.46%	0.54	0.70	0.93	0.45
as a % of total assets	0.23%	0.28	0.36	0.48	0.23
Nonperforming loans as a % of total loans	0.39%	0.45	0.64	0.86	0.33
Accruing loans 90 days or more past due	$—	—	—	112	442

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2016 and the previous four quarters.

	2016		2015
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$40	42	43	81	46
Construction and land development	55	66	583	594	602
Commercial real estate	1,564	1,734	1,750	2,790	684
Residential real estate	10	96	325	185	27
Consumer installment	—	—	13	—	—

Total nonaccrual loans	$1,669	1,938	2,714	3,650	1,359

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At June 30, 2016 and December 31, 2015, respectively, the Company had $1.7 million and $2.7 million in loans on nonaccrual.

At June 30, 2016 and December 31, 2015, there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2016 and the previous four quarters.

	2016		2015
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Developed lots	$252	252	252	252	252
Residential	48	145	—	26	247

Total other real estate owned	$300	397	252	278	499

At June 30, 2016 and December 31, 2015, respectively, the Company held $0.3 million, respectively, in OREO, which we acquired from borrowers.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower have caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.5 million, or 1.3% of total loans at June 30, 2016, compared to $5.9 million, or 1.4% of total loans at December 31, 2015.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2016 and the previous four quarters.

	2016		2015
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$285	309	323	329	383
Construction and land development	365	477	593	578	627
Commercial real estate	911	783	491	501	503
Residential real estate	3,855	3,938	4,371	4,964	4,898
Consumer installment	84	110	114	128	167

Total potential problem loans	$5,500	5,617	5,892	6,500	6,578

At June 30, 2016, approximately $0.1 million, or 2.0%, of total potential problem loans were past due at least 30 days, but less than 90 days. At June 30, 2016, the remaining balance of potential problem loans were current or past due less than 30 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the second quarter of 2016 and the previous four quarters.

	2016		2015
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$25	14	49	37	6
Construction and land development	—	129	—	—	12
Commercial real estate	—	—	—	182	—
Residential real estate	645	623	1,334	335	415
Consumer installment	51	28	28	20	23

Total	$721	794	1,411	574	456

Deposits

Total deposits were $747.5 million at June 30, 2016, compared to $723.6 million at December 31, 2015. Noninterest bearing deposits were $167.7 million, or 22.4% of total deposits, at June 30, 2016, compared to $156.8 million, or 21.7% of total deposits at December 31, 2015.

The average rate paid on total interest-bearing deposits was 0.69% in the first six months of 2016 and 0.76% in the first six months of 2015.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at June 30, 2016, and at December 31, 2015, respectively. Securities sold under agreements to repurchase totaled $2.6 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively.

The average rate paid on short-term borrowings was 0.50% in the first six months of 2016 and 0.48% in the first six months of 2015.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Bank had no long-term FHLB advances outstanding and $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at June 30, 2016 and December 31, 2015, respectively. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rate paid on long-term debt was 3.54% in the first six months of 2016 and 3.53% in the first six months of 2015.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $84.8 million and $79.9 million as of June 30, 2016 and December 31, 2015, respectively. The change from December 31, 2015 was primarily driven by net earnings of $4.1 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $2.4 million, partially offset by cash dividends paid of $1.6 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2016 is 0.625%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2016, the ratios for the Company and Bank were sufficient to meet the fully phased-in conservation buffer.

The Company’s tier 1 leverage ratio was 10.56%, common equity tier 1 (“CET1”) risk-based capital ratio was 15.54%, tier 1 risk-based capital ratio was 16.87%, and total risk-based capital ratio was 17.77% at June 30, 2016. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Company’s capital conservation buffer was 9.77% at June 30, 2016.

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

At June 30, 2016, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At June 30, 2016, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2016 and December 31, 2015, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2016, the Bank had a remaining available line of credit with the FHLB of $245.9 million. At June 30, 2016, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At June 30, 2016, the Bank had outstanding standby letters of credit of $7.0 million and unfunded loan commitments outstanding of $53.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2016, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $349.6 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first six months of 2016, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase one loan with a principal balance of $198,000 that was current as to principal and interest at the time of repurchase. At June 30, 2016, the Company had no pending repurchase or make whole requests.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of June 30, 2016, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date;

•	ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities;

•	ASU 2016-02, Leases; and

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): - Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are SEC filers, the new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019 early adoption is permitted beginning in 2019. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

	2016		2015
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$5,692	5,697	5,737	5,670	5,788
Tax-equivalent adjustment	322	322	328	341	338

Net interest income (Tax-equivalent)	$6,014	6,019	6,065	6,011	6,126

				Six Months Ended June 30,
(In thousands)				2016	2015

Net interest income (GAAP)				$11,389	11,311
Tax-equivalent adjustment				644	673

Net interest income (Tax-equivalent)				$12,033	11,984

Table 2 - Selected Quarterly Financial Data

2016	2015
Second	First	Fourth	Third	Second
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,014	6,019	6,065	6,011	6,126
Less: tax-equivalent adjustment	322	322	328	341	338

Net interest income (GAAP)	5,692	5,697	5,737	5,670	5,788
Noninterest income	993	834	988	1,056	1,167

Total revenue	6,685	6,531	6,725	6,726	6,955
Provision for loan losses	—	(600)	—	200	—
Noninterest expense	4,021	4,109	4,137	3,892	4,029
Income tax expense	733	831	652	724	776

Net earnings	$1,931	2,191	1,936	1,910	2,150

Per share data:
Basic and diluted net earnings	$0.53	0.60	0.53	0.52	0.59
Cash dividends declared	0.225	0.225	0.22	0.22	0.22
Weighted average shares outstanding:
Basic and diluted	3,643,503	3,643,484	3,643,478	3,643,455	3,643,413
Shares outstanding	3,643,503	3,643,503	3,643,478	3,643,478	3,643,428
Book value	$23.28	22.75	21.94	21.85	21.15
Common stock price
High	$29.85	30.49	30.39	27.80	25.75
Low	26.81	24.56	26.14	25.78	24.51
Period end	28.49	28.25	29.62	26.47	25.73
To earnings ratio	13.07	x	12.61	13.78	12.37	12.08
To book value	122%	124	135	121	122
Performance ratios:
Return on average equity	9.18%	10.82	9.59	9.75	10.91
Return on average assets	0.93%	1.07	0.95	0.95	1.09
Dividend payout ratio	42.45%	37.50	41.51	42.31	37.29
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.05%	1.11	1.01	1.21	1.20
Nonperforming loans	271%	246	158	140	360
Nonperforming assets as a % of:
Loans and other real estate owned	0.46%	0.54	0.70	0.93	0.45
Total assets	0.23%	0.28	0.36	0.48	0.23
Nonperforming loans as a % of total loans	0.39%	0.45	0.64	0.86	0.33
Net charge-offs (recoveries) as a % of average loans (c)	0.23%	(1.01)	0.79	(0.04)	(0.16)
Capital Adequacy:
CET 1 risk-based capital ratio	15.54%	15.36	15.28	15.01	15.42
Tier 1 risk-based capital ratio	16.87%	16.69	16.57	16.29	16.76
Total risk-based capital ratio	17.77%	17.64	17.44	17.33	17.78
Tier 1 Leverage Ratio	10.56%	10.47	10.35	10.37	10.39
Other financial data:
Net interest margin (a)	3.10%	3.12	3.12	3.13	3.29
Effective income tax rate	27.52%	27.50	25.19	27.49	26.52
Efficiency ratio (b)	57.39%	59.96	58.66	55.07	55.24
Selected average balances:
Securities	$223,414	237,087	246,130	251,393	259,376
Loans, net of unearned income	434,934	429,528	426,192	416,210	402,482
Total assets	828,106	821,382	815,616	806,764	791,889
Total deposits	727,989	726,354	720,854	714,960	699,453
Long-term debt	7,217	7,217	7,217	7,217	7,217
Total stockholders’ equity	84,124	80,965	80,764	78,387	78,791
Selected period end balances:
Securities	$217,002	234,109	241,687	250,142	252,906
Loans, net of unearned income	430,694	431,763	426,410	422,572	408,495
Allowance for loan losses	4,528	4,774	4,289	5,127	4,886
Total assets	846,056	833,328	817,189	817,994	806,233
Total deposits	747,539	737,361	723,627	724,311	715,994
Long-term debt	7,217	7,217	7,217	7,217	7,217
Total stockholders’ equity	84,808	82,887	79,949	79,599	77,053

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Net charge-offs (recoveries) are annualized.

Table 3 - Selected Financial Data

	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2016	2015

Results of Operations
Net interest income (a)	$12,033	11,984
Less: tax-equivalent adjustment	644	673
Net interest income (GAAP)	11,389	11,311
Noninterest income	1,827	2,488
Total revenue	13,216	13,799
Provision for loan losses	(600)	—
Noninterest expense	8,130	8,343
Income tax expense	1,564	1,444
Net earnings	$4,122	4,012

Per share data:
Basic and diluted net earnings	$1.13	1.10
Cash dividends declared	0.45	0.44
Weighted average shares outstanding:
Basic and diluted	3,643,493	3,643,389
Shares outstanding, at period end	3,643,503	3,643,428
Book value	$23.28	21.15
Common stock price
High	$30.49	25.75
Low	24.56	23.15
Period end	28.49	25.73
To earnings ratio	13.07x	12.08
To book value	122%	122
Performance ratios:
Return on average equity	9.99%	10.31
Return on average assets	1.00%	1.01
Dividend payout ratio	39.82%	40.00
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.05%	1.20
Nonperforming loans	271%	360
Nonperforming assets as a % of:
Loans and other real estate owned	0.46%	0.45
Total assets	0.23%	0.23
Nonperforming loans as a % of total loans	0.39%	0.33
Annualized net recoveries as a % of average loans	(0.39)%	(0.02)
Capital Adequacy:
CET 1 risk-based capital ratio	15.54%	15.42
Tier 1 risk-based capital ratio	16.87%	16.76
Total risk-based capital ratio	17.77%	17.78
Tier 1 Leverage Ratio	10.56%	10.39
Other financial data:
Net interest margin (a)	3.11%	3.22
Effective income tax rate	27.51%	26.47
Efficiency ratio (b)	58.66%	57.65
Selected average balances:
Securities	$230,251	261,809
Loans, net of unearned income	432,231	401,327
Total assets	823,054	796,947
Total deposits	727,171	702,582
Long-term debt	7,217	9,372
Total stockholders’ equity	82,545	77,858
Selected period end balances:
Securities	$217,002	252,906
Loans, net of unearned income	430,694	408,495
Allowance for loan losses	4,528	4,886
Total assets	846,056	806,233
Total deposits	747,539	715,994
Long-term debt	7,217	7,217
Total stockholders’ equity	84,808	77,053

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$436,462	$5,172	4.77%	$405,093	$5,217	5.17%
Securities - taxable	155,835	775	2.00%	191,181	949	1.99%
Securities - tax-exempt (2)	67,580	945	5.62%	68,195	992	5.83%

Total securities	223,415	1,720	3.10%	259,376	1,941	3.00%
Federal funds sold	56,989	72	0.51%	47,215	28	0.24%
Interest bearing bank deposits	64,062	84	0.53%	35,370	23	0.26%

Total interest-earning assets	780,928	$7,048	3.63%	747,054	$7,209	3.87%
Cash and due from banks	12,614			13,083
Other assets	34,564			31,752

Total assets	$828,106			$791,889

Interest-bearing liabilities:
Deposits:
NOW	$125,512	$97	0.31%	$114,803	$88	0.31%
Savings and money market	225,678	212	0.38%	202,309	183	0.36%
Certificates of deposits less than $100,000	81,582	201	0.99%	92,423	238	1.03%
Certificates of deposits and other time deposits of $100,000 or more	131,252	457	1.40%	142,526	511	1.44%

Total interest-bearing deposits	564,024	967	0.69%	552,061	1,020	0.74%
Short-term borrowings	2,517	3	0.48%	3,678	4	0.44%
Long-term debt	7,217	64	3.57%	7,217	59	3.28%

Total interest-bearing liabilities	573,758	$1,034	0.72%	562,956	$1,083	0.77%
Noninterest-bearing deposits	163,965			147,392
Other liabilities	6,259			2,750
Stockholders’ equity	84,124			78,791

Total liabilities and stockholders’ equity	$828,106			$791,889

Net interest income and margin (tax-equivalent)		$6,014	3.10%		$6,126	3.29%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Six Months Ended June 30,
	2016			2015
		Interest			Interest

	Average	Income/	Yield/	Average	Income/	Yield/

(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$433,504	$10,268	4.76%	$404,106	$10,223	5.10%
Securities - taxable	162,980	1,673	2.06%	193,694	1,989	2.07%
Securities - tax-exempt (2)	67,271	1,892	5.66%	68,115	1,978	5.86%

Total securities	230,251	3,565	3.11%	261,809	3,967	3.06%
Federal funds sold	57,702	143	0.50%	60,789	62	0.21%
Interest bearing bank deposits	57,023	139	0.49%	24,449	28	0.23%

Total interest-earning assets	778,480	$14,115	3.65%	751,153	$14,280	3.83%
Cash and due from banks	12,867			13,439
Other assets	31,707			32,355

Total assets	$823,054			$796,947

Interest-bearing liabilities:
Deposits:
NOW	$123,831	$191	0.31%	$114,739	$174	0.31%
Savings and money market	227,772	431	0.38%	207,027	409	0.40%
Certificates of deposits less than $100,000	82,794	401	0.97%	93,933	492	1.06%
Certificates of deposits and other time deposits of $100,000 or more	132,336	925	1.41%	145,124	1,047	1.45%

Total interest-bearing deposits	566,733	1,948	0.69%	560,823	2,122	0.76%
Short-term borrowings	2,836	7	0.50%	4,167	10	0.48%
Long-term debt	7,217	127	3.54%	9,372	164	3.53%

Total interest-bearing liabilities	576,786	$2,082	0.73%	574,362	$2,296	0.81%
Noninterest-bearing deposits	160,438			141,759
Other liabilities	3,285			2,968
Stockholders’ equity	82,545			77,858

Total liabilities and stockholders’ equity	$823,054			$796,947

Net interest income and margin (tax-equivalent)		$12,033	3.11%		$11,984	3.22%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2016		2015
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$50,190	50,192	52,479	47,925	57,310
Construction and land development	49,346	45,953	43,694	41,592	38,854
Commercial real estate	208,825	209,320	203,853	201,449	184,124
Residential real estate	113,763	117,046	116,673	117,863	115,039
Consumer installment	9,125	9,769	10,220	14,362	13,632

Total loans	431,249	432,280	426,919	423,191	408,959
Less: unearned income	(555)	(517)	(509)	(619)	(464)

Loans, net of unearned income	430,694	431,763	426,410	422,572	408,495
Less: allowance for loan losses	(4,528)	(4,774)	(4,289)	(5,127)	(4,886)

Loans, net	$426,166	426,989	422,121	417,445	403,609

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2016		2015
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$4,774	4,289	5,127	4,886	4,722
Charge-offs:
Commercial and industrial	(83)	—	(42)	—	—
Commercial real estate	(194)	—	(866)	—	—
Residential real estate	(37)	(118)	(3)	(26)	—
Consumer installment	(2)	(26)	(14)	(23)	(5)

Total charge-offs	(316)	(144)	(925)	(49)	(5)
Recoveries	70	1,229	87	90	169

Net (charge-offs) recoveries	(246)	1,085	(838)	41	164
Provision for loan losses	—	(600)	—	200	—

Ending balance	$4,528	4,774	4,289	5,127	4,886

as a % of loans	1.05%	1.11	1.01	1.21	1.20
as a % of nonperforming loans	271%	246	158	140	360
Net charge-offs (recoveries) as % of avg. loans (a)	0.23%	(1.01)	0.79	(0.04)	(0.16)

Nonperforming assets:
Nonaccrual loans	$1,669	1,938	2,714	3,650	1,359
Other real estate owned	300	397	252	278	499

Total nonperforming assets	$1,969	2,335	2,966	3,928	1,858

as a % of loans and other real estate owned	0.46%	0.54	0.70	0.93	0.45
as a % of total assets	0.23%	0.28	0.36	0.48	0.23
Nonperforming loans as a % of total loans	0.39%	0.45	0.64	0.86	0.33
Accruing loans 90 days or more past due	$—	—	—	112	442

(a) Net charge-offs (recoveries) are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2016				2015
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$506	11.6	$517	11.6	$523	12.3	$504	11.3	$681	14.0
Construction and land development	744	11.4	695	10.6	669	10.2	627	9.8	640	9.5
Commercial real estate	2,092	48.5	2,403	48.4	1,879	47.8	2,679	47.6	2,146	45.1
Residential real estate	1,061	26.4	1,026	27.1	1,059	27.3	1,103	27.9	1,180	28.1
Consumer installment	125	2.1	133	2.3	159	2.4	214	3.4	239	3.3

Total allowance for loan losses	$4,528		$4,774		$4,289		$5,127		$4,886

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2016

Maturity of:
3 months or less	$13,182
Over 3 months through 6 months	22,381
Over 6 months through 12 months	23,446
Over 12 months	71,549

Total CDs and other time deposits of $100,000 or more	$130,558

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: July 29, 2016	By: /s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: July 29, 2016	By: /s/ David A. Hedges
David A. Hedges
EVP, Chief Financial Officer