Form 10-Q
period 2016-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2016-10-28
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2016
Common Stock, $0.01 par value per share	3,643,523 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2016	December 31, 2015

Assets:
Cash and due from banks	$14,171	$9,806
Federal funds sold	33,047	57,395
Interest bearing bank deposits	94,061	46,729

Cash and cash equivalents	141,279	113,930

Securities available-for-sale	249,556	241,687
Loans held for sale	701	1,540
Loans, net of unearned income	427,203	426,410
Allowance for loan losses	(4,578)	(4,289)

Loans, net	422,625	422,121

Premises and equipment, net	12,697	11,866
Bank-owned life insurance	17,772	17,433
Other real estate owned	37	252
Other assets	7,005	8,360

Total assets	$851,672	$817,189

Liabilities:
Deposits:
Noninterest-bearing	$179,576	$156,817
Interest-bearing	572,339	566,810

Total deposits	751,915	723,627
Federal funds purchased and securities sold under agreements to repurchase	3,507	2,951
Long-term debt	7,217	7,217
Accrued expenses and other liabilities	3,978	3,445

Total liabilities	766,617	737,240

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,767	3,766
Retained earnings	84,459	80,845
Accumulated other comprehensive income, net	3,428	1,937
Less treasury stock, at cost - 313,612 shares and 313,657 shares at September 30, 2016 and December 31, 2015, respectively	(6,638)	(6,638)

Total stockholders’ equity	85,055	79,949

Total liabilities and stockholders’ equity	$851,672	$817,189

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015

Interest income:
Loans, including fees	$5,105	$5,090	$15,373	$15,313
Securities:
Taxable	747	939	2,420	2,928
Tax-exempt	616	664	1,864	1,969
Federal funds sold and interest bearing bank deposits	191	57	473	147

Total interest income	6,659	6,750	20,130	20,357

Interest expense:
Deposits	984	1,017	2,932	3,139
Short-term borrowings	4	4	11	14
Long-term debt	63	59	190	223

Total interest expense	1,051	1,080	3,133	3,376

Net interest income	5,608	5,670	16,997	16,981
Provision for loan losses	—	200	(600)	200

Net interest income after provision for loan losses	5,608	5,470	17,597	16,781

Noninterest income:
Service charges on deposit accounts	197	209	588	624
Mortgage lending	246	362	740	1,153
Bank-owned life insurance	114	116	339	629
Other	358	358	1,075	1,124
Securities gains, net	148	11	148	14

Total noninterest income	1,063	1,056	2,890	3,544

Noninterest expense:
Salaries and benefits	2,471	2,255	7,322	6,814
Net occupancy and equipment	389	405	1,107	1,125
Professional fees	220	191	625	610
FDIC and other regulatory assessments	76	120	320	363
Other real estate owned, net	(194)	1	(217)	19
Prepayment penalties on long-term debt	—	—	—	362
Other	1,018	920	2,953	2,942

Total noninterest expense	3,980	3,892	12,110	12,235

Earnings before income taxes	2,691	2,634	8,377	8,090
Income tax expense	740	724	2,304	2,168

Net earnings	$1,951	$1,910	$6,073	$5,922

Net earnings per share:
Basic and diluted	$0.54	$0.52	$1.67	$1.63

Weighted average shares outstanding:
Basic and diluted	3,643,506	3,643,455	3,643,498	3,643,411

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Net earnings	$1,951	$1,910	$6,073	$5,922

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities	(792)	1,444	1,584	288
Reclassification adjustment for net gain on securities recognized in net earnings	(93)	(7)	(93)	(9)

Other comprehensive (loss) income	(885)	1,437	1,491	279

Comprehensive income	$1,066	$3,347	$7,564	$6,201

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income	stock	Total

Balance, December 31, 2014	3,957,135	$39	$3,763	$76,193	$2,443	$(6,639)	$75,799
Net earnings	—	—	—	5,922	—	—	5,922
Other comprehensive loss	—	—	—	—	279	—	279
Cash dividends paid ($0.66 per share)	—	—	—	(2,405)	—	—	(2,405)
Sale of treasury stock (150 shares)	—	—	3	—	—	1	4

Balance, September 30, 2015	3,957,135	$39	$3,766	$79,710	$2,722	$(6,638)	$79,599

Balance, December 31, 2015	3,957,135	$39	$3,766	$80,845	$1,937	$(6,638)	$79,949
Net earnings	—	—	—	6,073	—	—	6,073
Other comprehensive income	—	—	—	—	1,491	—	1,491
Cash dividends paid ($0.675 per share)	—	—	—	(2,459)	—	—	(2,459)
Sale of treasury stock (45 shares)	—	—	1	—	—	—	1

Balance, September 30, 2016	3,957,135	$39	$3,767	$84,459	$3,428	$(6,638)	$85,055

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2016	2015

Cash flows from operating activities:
Net earnings	$6,073	$5,922
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(600)	200
Depreciation and amortization	876	863
Premium amortization and discount accretion, net	1,137	1,186
Net gain on securities available-for-sale	(148)	(14)
Net gain on sale of loans held for sale	(609)	(942)
Increase (decrease) in MSR valuation allowance	21	(52)
Net (gain) loss on other real estate owned	(238)	6
Loss on prepayment of long-term debt	—	362
Loans originated for sale	(33,331)	(55,956)
Proceeds from sale of loans	34,537	54,882
Increase in cash surrender value of bank-owned life insurance	(339)	(353)
Income recognized from death benefit on bank-owned life insurance	—	(276)
Net decrease in other assets	196	293
Net increase in accrued expenses and other liabilities	577	280

Net cash provided by operating activities	8,152	6,401

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	5,126	—
Proceeds from maturities of securities available-for-sale	50,934	23,981
Purchase of securities available-for-sale	(62,556)	(7,249)
Increase in loans, net	(189)	(19,527)
Net purchases of premises and equipment	(1,173)	(1,189)
Proceeds from bank-owned life insurance death benefit	—	1,319
(Increase) decrease in FHLB stock	(25)	191
Proceeds from sale of other real estate owned	695	250

Net cash used in investing activities	(7,188)	(2,224)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	22,759	25,454
Net increase in interest-bearing deposits	5,529	5,467
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	556	(1,234)
Repayments or retirement of long-term debt	—	(5,362)
Dividends paid	(2,459)	(2,405)

Net cash provided by financing activities	26,385	21,920

Net change in cash and cash equivalents	27,349	26,097
Cash and cash equivalents at beginning of period	113,930	83,503

Cash and cash equivalents at end of period	$141,279	$109,600

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,193	$3,503
Income taxes	1,703	1,803
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	285	—

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2016. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report except as reported in Note 9, Subsequent Events.

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

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2016 and 2015, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015

Basic and diluted:
Net earnings	$1,951	$1,910	$6,073	$5,922
Weighted average common shares outstanding	3,643,506	3,643,455	3,643,498	3,643,411

Net earnings per share	$0.54	$0.52	$1.67	$1.63

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At September 30, 2016, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

The following table summarizes VIEs that are not consolidated by the Company as of September 30, 2016.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$7,217	Long-term debt

NOTE 4: SECURITIES

At September 30, 2016 and December 31, 2015, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2016 and December 31, 2015, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

September 30, 2016
Agency obligations (a)	$3,080	17,889	20,856	—	41,825	634	40	$41,231
Agency RMBS (a)	—	1,109	18,820	113,336	133,265	1,967	75	131,373
State and political subdivisions	—	1,990	11,788	60,688	74,466	2,990	45	71,521

Total available-for-sale	$3,080	20,988	51,464	174,024	249,556	5,591	160	$244,125

December 31, 2015
Agency obligations (a)	$5,000	25,852	19,463	9,770	60,085	384	518	$60,219
Agency RMBS (a)	—	1,623	13,511	95,820	110,954	968	780	110,766
State and political subdivisions	—	497	12,094	58,057	70,648	3,022	7	67,633

Total available-for-sale	$5,000	27,972	45,068	163,647	241,687	4,374	1,305	$238,618

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $143.6 million and $133.3 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million at September 30, 2016 and December 31, 2015, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2016 and December 31, 2015, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2016:
Agency obligations	$10,747	40	—	—	$10,747	40
Agency RMBS	31,374	75	—	—	31,374	75
State and political subdivisions	6,155	45	—	—	6,155	45

Total	$48,276	160	—	—	$48,276	160

December 31, 2015:
Agency obligations	$8,157	2	24,444	516	$32,601	518
Agency RMBS	42,345	367	18,184	413	60,529	780
State and political subdivisions	267	1	969	6	1,236	7

Total	$50,769	370	43,597	935	$94,366	1,305

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

Cost-method investments

At September 30, 2016, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At September 30, 2016 and December 31, 2015, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the nine months ended September 30, 2016 and 2015, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Gross realized gains	$148	11	148	$14

Realized gains, net	$148	11	148	$14

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	September 30, 2016	December 31, 2015

Commercial and industrial	$50,881	$52,479
Construction and land development	44,004	43,694
Commercial real estate:
Owner occupied	46,427	46,602
Multi-family	45,799	45,264
Other	119,332	111,987

Total commercial real estate	211,558	203,853
Residential real estate:
Consumer mortgage	67,238	70,009
Investment property	45,065	46,664

Total residential real estate	112,303	116,673
Consumer installment	8,996	10,220

Total loans	427,742	426,919
Less: unearned income	(539)	(509)

Loans, net of unearned income	$427,203	$426,410

Loans secured by real estate were approximately 86.0% of the Company’s total loan portfolio at September 30, 2016. At September 30, 2016, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of September 30, 2016 and December 31, 2015.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

September 30, 2016:
Commercial and industrial	$50,840	3	—	50,843	38	$50,881
Construction and land development	43,959	—	—	43,959	45	44,004
Commercial real estate:
Owner occupied	46,427	—	—	46,427	—	46,427
Multi-family	45,799	—	—	45,799	—	45,799
Other	117,811	—	—	117,811	1,521	119,332

Total commercial real estate	210,037	—	—	210,037	1,521	211,558
Residential real estate:
Consumer mortgage	66,705	312	211	67,228	10	67,238
Investment property	45,008	57	—	45,065	—	45,065

Total residential real estate	111,713	369	211	112,293	10	112,303
Consumer installment	8,956	40	—	8,996	—	8,996

Total	$425,505	412	211	426,128	1,614	$427,742

December 31, 2015:
Commercial and industrial	$52,387	49	—	52,436	43	$52,479
Construction and land development	43,111	—	—	43,111	583	43,694
Commercial real estate:
Owner occupied	46,372	—	—	46,372	230	46,602
Multi-family	45,264	—	—	45,264	—	45,264
Other	110,467	—	—	110,467	1,520	111,987

Total commercial real estate	202,103	—	—	202,103	1,750	203,853
Residential real estate:
Consumer mortgage	68,579	1,105	—	69,684	325	70,009
Investment property	46,435	229	—	46,664	—	46,664

Total residential real estate	115,014	1,334	—	116,348	325	116,673
Consumer installment	10,179	28	—	10,207	13	10,220

Total	$422,794	1,411	—	424,205	2,714	$426,919

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The Company calculates average losses for all loan segments using a rolling 20 quarter historical period. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2016 and December 31, 2015, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2016

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$506	744	2,092	1,061	125	$4,528
Charge-offs	—	—	—	(7)	(1)	(8)
Recoveries	3	5	—	49	1	58

Net recoveries	3	5	—	42	—	50
Provision for loan losses	6	(76)	140	(83)	13	—

Ending balance	$515	673	2,232	1,020	138	$4,578

Nine months ended:
Beginning balance	$523	669	1,879	1,059	159	$4,289
Charge-offs	(83)	—	(194)	(162)	(29)	(468)
Recoveries	26	1,207	—	115	9	1,357

Net (charge-offs) recoveries	(57)	1,207	(194)	(47)	(20)	889
Provision for loan losses	49	(1,203)	547	8	(1)	(600)

Ending balance	$515	673	2,232	1,020	138	$4,578

	September 30, 2015

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$681	640	2,146	1,180	239	$4,886
Charge-offs	—	—	—	(26)	(23)	(49)
Recoveries	13	4	—	71	2	90

Net recoveries (charge-offs)	13	4	—	45	(21)	41
Provision for loan losses	(190)	(17)	533	(122)	(4)	200

Ending balance	$504	627	2,679	1,103	214	$5,127

Nine months ended:
Beginning balance	$639	974	1,928	1,119	176	$4,836
Charge-offs	(58)	—	—	(86)	(45)	(189)
Recoveries	17	13	—	236	14	280

Net (charge-offs) recoveries	(41)	13	—	150	(31)	91
Provision for loan losses	(94)	(360)	751	(166)	69	200

Ending balance	$504	627	2,679	1,103	214	$5,127

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2016 and 2015.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(In thousands)	losses	in loans	losses	in loans	losses	in loans

September 30, 2016:
Commercial and industrial	$515	50,858	—	23	515	50,881
Construction and land development	673	43,959	—	45	673	44,004
Commercial real estate	2,196	209,840	36	1,718	2,232	211,558
Residential real estate	1,020	112,303	—	—	1,020	112,303
Consumer installment	138	8,996	—	—	138	8,996

Total	$4,542	425,956	36	1,786	4,578	427,742

September 30, 2015:
Commercial and industrial	$504	47,869	—	56	504	47,925
Construction and land development	627	40,999	—	593	627	41,592
Commercial real estate	1,719	197,693	960	3,756	2,679	201,449
Residential real estate	1,103	117,863	—	—	1,103	117,863
Consumer installment	214	14,362	—	—	214	14,362

Total	$4,167	418,786	960	4,405	5,127	423,191

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

September 30, 2016:
Commercial and industrial	$46,784	3,703	356	38	$50,881
Construction and land development	43,554	53	352	45	44,004
Commercial real estate:
Owner occupied	45,456	528	443	—	46,427
Multi-family	45,799	—	—	—	45,799
Other	117,006	64	741	1,521	119,332

Total commercial real estate	208,261	592	1,184	1,521	211,558
Residential real estate:
Consumer mortgage	61,379	2,579	3,270	10	67,238
Investment property	43,806	106	1,153	—	45,065

Total residential real estate	105,185	2,685	4,423	10	112,303
Consumer installment	8,849	58	89	—	8,996

Total	$412,633	7,091	6,404	1,614	$427,742

December 31, 2015:
Commercial and industrial	$48,038	4,075	323	43	$52,479
Construction and land development	42,458	60	593	583	43,694
Commercial real estate:
Owner occupied	45,772	381	219	230	46,602
Multi-family	45,264	—	—	—	45,264
Other	110,159	36	272	1,520	111,987

Total commercial real estate	201,195	417	491	1,750	203,853
Residential real estate:
Consumer mortgage	64,502	1,964	3,218	325	70,009
Investment property	45,399	112	1,153	—	46,664

Total residential real estate	109,901	2,076	4,371	325	116,673
Consumer installment	10,038	55	114	13	10,220

Total	$411,630	6,683	5,892	2,714	$426,919

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2016 and December 31, 2015.

	September 30, 2016
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$23	—	23
Construction and land development	151	(106)	45
Commercial real estate:
Other	2,472	(952)	1,520

Total commercial real estate	2,472	(952)	1,520

Total	$2,646	(1,058)	1,588

With allowance recorded:
Commercial real estate:
Owner occupied	198	—	198	36

Total commercial real estate	198	—	198	36

Total	$198	—	198	$36

Total impaired loans	$2,844	(1,058)	1,786	$36

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2015
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$48	—	48
Construction and land development	2,582	(1,999)	583
Commercial real estate:
Owner occupied	308	(78)	230
Other	2,136	(617)	1,519

Total commercial real estate	2,444	(695)	1,749

Total	$5,074	(2,694)	2,380

With allowance recorded:
Commercial real estate:
Owner occupied	1,027	—	1,027	121

Total commercial real estate	1,027	—	1,027	121

Total	$1,027	—	1,027	$121

Total impaired loans	$6,101	(2,694)	3,407	$121

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended September 30, 2016		Nine months ended September 30, 2016
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$26	—	36	2
Construction and land development	48	—	111	—
Commercial real estate:
Owner occupied	465	3	850	29
Other	1,532	—	1,662	—

Total commercial real estate	1,997	3	2,512	29

Total	$2,071	3	2,659	31

	Quarter ended September 30, 2015		Nine months ended September 30, 2015
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$58	1	63	3
Construction and land development	596	—	608	—
Commercial real estate:
Owner occupied	1,433	11	1,273	32
Other	921	—	610	18

Total commercial real estate	2,354	11	1,883	50
Residential real estate:
Consumer mortgages	—	—	454	173
Investment property	—	—	91	76

Total residential real estate	—	—	545	249

Total	$3,008	12	3,099	302

Interest income recognized for the nine months ended September 30, 2015 included non-routine interest recoveries of $225 thousand related to two impaired residential real estate loans that paid off in June 2015. Excluding the interest recoveries on these two loans, interest income recognized on impaired loans for the nine months ended September 30, 2015 would have been $77 thousand.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of September 30, 2016 and December 31, 2015.

	TDRs
				Related
(In thousands)	Accruing	Nonaccrual	Total	Allowance

September 30, 2016
Commercial and industrial	$23	—	23	$—
Construction and land development	—	45	45	—
Commercial real estate:
Owner occupied	198	—	198	36
Other	—	1,520	1,520	—

Total commercial real estate	198	1,520	1,718	36

Total	$221	1,565	1,786	$36

December 31, 2015
Commercial and industrial	$48	—	48	$—
Construction and land development	—	582	582	—
Commercial real estate:
Owner occupied	1,027	230	1,257	121

Total commercial real estate	1,027	230	1,257	121

Total	$1,075	812	1,887	$121

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended September 30,			Nine months ended September 30,
		Pre-	Post -		Pre-	Post -
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2016:
Commercial real estate:
Other	—	$—	—	1	$1,509	1,509

Total commercial real estate	—	—	—	1	1,509	1,509

Total	—	$—	—	1	$1,509	1,509

2015:
Commercial and industrial	—	$—	—	1	$61	66
Construction and land development	—	—	—	1	116	113
Commercial real estate:
Owner occupied	1	216	218	1	216	218
Other	—	—	—	1	592	592

Total commercial real estate	1	216	218	2	808	810

Total	1	$216	218	4	$985	989

The majority of the loans modified in a TDR during the quarter and nine month ended September 30, 2016 and 2015, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

There were no TDRs with default payments during the quarter and nine months ended September 30, 2016. The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

MSRs, net:
Beginning balance	$2,146	$2,359	$2,316	$2,388
Additions, net	97	174	242	440
Amortization expense	(192)	(171)	(506)	(505)
(Increase) decrease in valuation allowance	(20)	13	(21)	52

Ending balance	$2,031	$2,375	$2,031	$2,375

Valuation allowance included in MSRs, net:
Beginning of period	$1	$14	$—	$53
End of period	21	1	21	1

Fair value of amortized MSRs:
Beginning of period	$2,539	$3,014	$3,086	$3,238
End of period	2,455	3,052	2,455	3,052

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

A summary of the Company’s interest rate swap agreements at September 30, 2016 and December 31, 2015 is presented below.

		Other	Other
		Assets	Liabilities
		Estimated	Estimated
(Dollars in thousands)	Notional	Fair Value	Fair Value

September 30, 2016:
Pay fixed / receive variable	$4,054	—	309
Pay variable / receive fixed	4,054	309	—

Total interest rate swap agreements	$8,108	309	309

December 31, 2015:
Pay fixed / receive variable	$4,317	—	440
Pay variable / receive fixed	4,317	440	—

Total interest rate swap agreements	$8,634	440	440

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2016, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2016:
Securities available-for-sale:
Agency obligations	$41,825	—	41,825	—
Agency RMBS	133,265	—	133,265	—
State and political subdivisions	74,466	—	74,466	—

Total securities available-for-sale	249,556	—	249,556	—
Other assets (1)	309	—	309	—

Total assets at fair value	$249,865	—	249,865	—

Other liabilities(1)	$309	—	309	—

Total liabilities at fair value	$309	—	309	—

December 31, 2015:
Securities available-for-sale:
Agency obligations	$60,085	—	60,085	—
Agency RMBS	110,954	—	110,954	—
State and political subdivisions	70,648	—	70,648	—

Total securities available-for-sale	241,687	—	241,687	—
Other assets (1)	440	—	440	—

Total assets at fair value	$242,127	—	242,127	—

Other liabilities(1)	$440	—	440	—

Total liabilities at fair value	$440	—	440	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2016:
Loans held for sale	$701	—	701	—
Loans, net(1)	1,750	—	—	1,750
Other real estate owned	37	—	—	37
Other assets (2)	2,031	—	—	2,031

Total assets at fair value	$4,519	—	701	3,818

December 31, 2015:
Loans held for sale	$1,540	—	1,540	—
Loans, net(1)	3,286	—	—	3,286
Other real estate owned	252	—	—	252
Other assets (2)	2,316	—	—	2,316

Total assets at fair value	$7,394	—	1,540	5,854

(1)Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At September 30, 2016, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at September 30, 2016, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying			Average

(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$1,750	Appraisal	Appraisal discounts (%)	50.2%

Other real estate owned	37	Appraisal	Appraisal discounts (%)	61.5%

Mortgage servicing rights, net	2,031	Discounted cash flow	Prepayment speed or CPR (%)	13.3%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

September 30, 2016:
Financial Assets:
Loans, net (1)	$422,625	$434,053	$—	$—	$434,053
Loans held for sale	701	717	—	717	—
Financial Liabilities:
Time Deposits	$210,239	$211,129	$—	$211,129	$—
Long-term debt	7,217	7,217	—	7,217	—

December 31, 2015:
Financial Assets:
Loans, net (1)	$422,121	$427,340	$—	$—	$427,340
Loans held for sale	1,540	1,574	—	1,574	—
Financial Liabilities:
Time Deposits	$219,598	$220,093	$—	$220,093	$—
Long-term debt	7,217	7,217	—	7,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

NOTE 9: SUBSEQUENT EVENTS

In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by a trust affiliate of the Company. These securities were sold by the FDIC, as receiver of a failed bank. The Company used dividends from the Bank to purchase, retire and cancel these trust preferred securities and an equivalent amount of the related junior subordinated debentures issued by the Company. The Company realized a pre-tax gain of $0.8 million on the early extinguishment of debt in this transaction. Following the transaction, the Company had $3.2 million in junior subordinated debentures related to $3.0 million of trust preferred securities outstanding. The amount related to the trust preferred securities remains included in the Company’s Tier 1 capital for regulatory purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2016 and 2015, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2015 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

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

Summary of Results of Operations

		Quarter ended September 30,			Nine months ended September 30,
(Dollars in thousands, except per share amounts)		2016	2015		2016	2015

Net interest income (a)	$	5,924	$6,011	$	17,957	$17,995
Less: tax-equivalent adjustment		316	341		960	1,014

Net interest income (GAAP)		5,608	5,670		16,997	16,981
Noninterest income		1,063	1,056		2,890	3,544

Total revenue		6,671	6,726		19,887	20,525
Provision for loan losses		—	200		(600)	200
Noninterest expense		3,980	3,892		12,110	12,235
Income tax expense		740	724		2,304	2,168

Net earnings	$	1,951	$1,910	$	6,073	$5,922

Basic and diluted earnings per share	$	0.54	$0.52	$	1.67	$1.63

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $6.1 million for the first nine months of 2016, compared to $5.9 million for the first nine months of 2015. Basic and diluted earnings per share were $1.67 per share for the first nine months of 2016, compared to $1.63 per share for the first nine months of 2015.

Net interest income (tax-equivalent) was $18.0 million for the first nine months of 2016 and 2015. Net interest income (tax-equivalent) for the first nine months of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) increased 1% in the first nine months of 2016 compared to the first nine months of 2015. This increase was primarily due to a reduction in interest expense as the company lowered its deposit costs and repaid higher-cost wholesale funding sources. Average loans were $431.2 million in the first nine months of 2016, an increase of $24.9 million or 6%, from the first nine months of 2015. Average deposits were $734.2 million in the first nine months of 2016, an increase of $27.5 million or 4%, from the first nine months of 2015.

The Company recorded a negative provision for loan losses of $0.6 million for the first nine months of 2016, compared to a $0.2 million provision for loan losses for the first nine months of 2015. Annualized net recoveries as a percent of average loans were 0.27% for the first nine months of 2016 compared to 0.03% for the first nine months of 2015. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first nine months of 2016.

Noninterest income was $2.9 million for the first nine months of 2016, compared to $3.5 million in the first nine months of 2015. The decrease was primarily due to $0.3 million in non-taxable death benefits from bank-owned life insurance that were received in the first nine months of 2015, compared to none in the first nine months of 2016, and a decrease in mortgage lending income of $0.4 million as mortgage loan production declined. These decreases were partially offset by $0.1 million increase in securities gains, net.

Noninterest expense was $12.1 million in the first nine months of 2016, compared to $12.2 million in the first nine months of 2015. The decrease was primarily due to no prepayment penalties on long-term debt incurred in the first nine months of 2016 compared to $0.4 million incurred in the first nine months of 2015 when the Company repaid $5.0 million of long-term debt with an interest rate of 3.59%. In addition, other real estate owned expense decreased $0.2 million primarily due to realized holding gains on the sale of OREO. These decreases were partially offset by a $0.5 million increase in salaries and benefits due to routine annual increases.

Income tax expense was $2.3 million for the first nine months of 2016, compared to $2.2 million for the first nine months of 2015. The Company’s income tax expense for the first nine months of 2016 reflects an effective income tax rate of 27.50%, compared to 26.80% for the first nine months of 2015. The increase in the effective tax rate was primarily due to a decrease in tax preference items such as income from bank-owned life insurance. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

In the first nine months of 2016, the Company paid cash dividends of $2.5 million, or $0.675 per share. The Company’s balance sheet remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.97% and a Tier 1 leverage ratio of 10.36% at September 30, 2016.

In the third quarter of 2016, net earnings were $2.0 million, or $0.54 per share, compared to $1.9 million, or $0.52 per share, for the third quarter of 2015. Net interest income (tax-equivalent) was $5.9 million for the third quarter of 2016, a decrease of 1% compared to the third quarter of 2015. Although net interest income (tax-equivalent) declined slightly, management continues to seek to increase earnings by growing the Company’s loan portfolio (in total and as a percentage of our earning assets), focusing on deposit pricing, and repaying higher-cost wholesale funding sources. These efforts to increase earnings were offset by declining yields in the securities portfolio due to maturities and calls and management’s decision to carry higher levels of short-term interest earning assets (e.g. interest bearing bank deposits). As a result, the Company’s net interest margin (tax-equivalent) declined to 2.94% in the third quarter of 2016, compared to 3.13% for the third quarter of 2015. The Company recorded no provision for loan losses in the third quarter of 2016 and $0.2 million in provision for loan losses in the third quarter of 2015. Noninterest income was $1.1 million in the third quarter of 2016 and 2015. A decrease in mortgage lending income of $0.1 million was offset by securities gains of $0.1 million. Noninterest expense was $4.0 million in the third quarter of 2016, compared to $3.9 million in the third quarter of 2015. Increases in salaries and benefits expense and other noninterest expense of $0.2 million and $0.1 million, respectively, were offset by a decrease in other real estate owned expense of $0.2 million. Income tax expense was $0.7 million for the third quarter of 2016 unchanged from the third quarter of 2015. The Company’s effective tax rate for the third quarter of 2016 was 27.50%, compared to 27.49% in the third quarter of 2015.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The Company calculates average losses for all loan segments using a rolling 20 quarter historical period. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2016 and December 31, 2015, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30,
	2016		2015
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$ 432,628	4.75%	$ 408,954	5.01%
Securities - taxable	161,484	2.00%	189,750	2.06%
Securities - tax-exempt	67,701	5.57%	68,549	5.82%

Total securities	229,185	3.06%	258,299	3.06%
Federal funds sold	53,420	0.50%	59,639	0.22%
Interest bearing bank deposits	71,384	0.51%	27,589	0.23%

Total interest-earning assets	786,617	3.58%	754,481	3.79%

Deposits:
NOW	123,049	0.31%	114,973	0.30%
Savings and money market	232,893	0.38%	212,300	0.39%
Certificates of deposits less than $100,000	81,626	0.97%	92,510	1.04%
Certificates of deposits and other time deposits of $100,000 or more	132,033	1.40%	142,575	1.44%

Total interest-bearing deposits	569,601	0.69%	562,358	0.75%
Short-term borrowings	2,872	0.51%	3,758	0.50%
Long-term debt	7,217	3.52%	8,645	3.45%

Total interest-bearing liabilities	579,690	0.72%	574,761	0.79%

Net interest income and margin (tax-equivalent)	$ 17,957	3.05%	$ 17,995	3.19%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $18.0 million for the first nine months of 2016 and 2015. Net interest income (tax-equivalent) for the first nine months of 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) increased 1% in the first nine months of 2016 compared to the first nine months of 2015. This increase reflects management’s ongoing efforts to increase earnings by shifting the Company’s asset mix through loan growth, focusing on deposit pricing, and repaying higher-cost wholesale funding.

The tax-equivalent yield on total interest-earning assets decreased by 21 basis points in the first nine months of 2016 from the first nine months of 2015 to 3.58%. This decrease was primarily due to declining yields on loans and increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase yields on new and renewed loans.

The cost of total interest-bearing liabilities decreased 7 basis points in the first nine months of 2016 from the first nine months of 2015 to 0.72%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest bearing demand deposits (NOW accounts), savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded a negative provision for loan losses of $0.6 million for the first nine months of 2016, compared to $0.2 million provision for loan losses for the first nine months of 2015. Annualized net recoveries as a percent of average loans were 0.27% for the first nine months of 2016 compared to 0.03% for the first nine months of 2015. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first nine months of 2016. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.07% at September 30, 2016, compared to 1.01% at December 31, 2015. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industry) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Service charges on deposit accounts	$197	$209	$588	$624
Mortgage lending income	246	362	740	1,153
Bank-owned life insurance	114	116	339	629
Securities gains, net	148	11	148	14
Other	358	358	1,075	1,124

Total noninterest income	$1,063	$1,056	$2,890	$3,544

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Origination income	$242	$298	$609	$942
Servicing fees, net	24	51	152	159
(Increase) decrease in MSR valuation allowance	(20)	13	(21)	52

Total mortgage lending income	$246	$362	$740	$1,153

The decrease in mortgage lending income was primarily due to a decrease in the volume of mortgage loans originated and sold. The decrease in volume is due to various factors, including the Company’s efforts to comply with the new TILA-RESPA Integrated Disclosure (TRID) rules and a reduction in the number of mortgage originators.

Income from bank-owned life insurance decreased in the first nine months of 2016, compared to the first nine months of 2015 due to non-taxable death benefits received in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Securities gains, net consisted of realized gains and losses on the sale of securities. Gross realized gains were $148,000 for the third quarter and first nine months of 2016, compared to $11,000 and $14,000, respectively, for the third quarter and first nine months of 2015.

Noninterest Expense

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Salaries and benefits	$2,471	$2,255	$7,322	$6,814
Net occupancy and equipment	389	405	1,107	1,125
Professional fees	220	191	625	610
FDIC and other regulatory assessments	76	120	320	363
Other real estate owned, net	(194)	1	(217)	19
Prepayment penalty on long-term debt	—	—	—	362
Other	1,018	920	2,953	2,942

Total noninterest expense	$3,980	$3,892	$12,110	$12,235

The increase in salaries and benefits expense reflected routine annual increases.

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s initial assessment rate during the third quarter of 2016. In addition to changes in the FDIC assessment rate formula for banks with less than $10 billion in assets, the initial assessment rate for all banks decreased effective July 1, 2016 due to the Deposit Insurance Reserve Fund ratio exceeding 1.15% at June 30, 2016.

The decrease in other real estate owned expense was primarily due to a gain realized on the sale of OREO.

During the first nine months of 2015, the Company repaid $5.0 million of long-term debt with an interest rate of 3.59% and incurred prepayment penalties of $0.4 million.

Income Tax Expense

Income tax expense was $2.3 million for the first nine months of 2016, compared to $2.2 million for the first nine months of 2015. The Company’s income tax expense for the first nine months of 2016 reflects an effective income tax rate of 27.50%, compared to 26.80% for the first nine months of 2015. The increase in the effective tax rate is primarily due to a decrease in tax preference items such as income from bank-owned life insurance. The Company’s income tax expense is principally affected by tax exempt earnings on municipal securities investments and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $249.6 million at September 30, 2016, an increase of $7.9 million, or 3%, compared to $241.7 million at December 31, 2015. This increase was primarily due to an increase of $5.5 million in the amortized cost basis of securities available-for-sale from purchases, net of principal repayments, maturities and calls, and an increase of $2.4 million in net unrealized gains on securities available-for-sale, reflecting an increase in prices as long-term interest rates declined during the first nine months of 2016.

The average tax-equivalent yields earned on total securities were 3.06% in the first nine months of 2016 unchanged from the first nine months of 2015.

Loans

		2016			2015
(In thousands)		Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Commercial and industrial	$	50,881	50,190	50,192	52,479	47,925
Construction and land development		44,004	49,346	45,953	43,694	41,592
Commercial real estate		211,558	208,825	209,320	203,853	201,449
Residential real estate		112,303	113,763	117,046	116,673	117,863
Consumer installment		8,996	9,125	9,769	10,220	14,362

Total loans		427,742	431,249	432,280	426,919	423,191
Less: unearned income		(539)	(555)	(517)	(509)	(619)

Loans, net of unearned income	$	427,203	430,694	431,763	426,410	422,572

Total loans, net of unearned income, were $427.2 million at September 30, 2016, compared to $426.4 million at December 31, 2015. Four loan categories represented the majority of the loan portfolio at September 30, 2016: commercial real estate (49%), residential real estate (26%), construction and land development (10%) and commercial and industrial (12%). Approximately 22% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2016.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $14.7 million, or 3% of total loans, at September 30, 2016, compared to $16.4 million, or 4% of total loans, at December 31, 2015. For residential real estate mortgage loans with a consumer purpose, $1.3 million required interest-only payments at September 30, 2016, compared to $0.9 million at December 31, 2015. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.75% in the first nine months of 2016 and 5.01% in the first nine months of 2015.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $18.3 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.5 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2016, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2016 (and related balances at December 31, 2015).

	September 30,	December 31,
(In thousands)	2016	2015

Lessors of 1 to 4 family residential properties	$45,065	$46,664
Multi-family residential properties	45,799	45,264
Shopping centers	38,779	38,116

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. At September 30, 2016 and December 31, 2015, the allowance for loan losses was $4.6 million and $4.3 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2016 and the previous four quarters is presented below.

	2016			2015
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Balance at beginning of period	$4,528	4,774	4,289	5,127	4,886
Charge-offs:
Commercial and industrial	—	(83)	—	(42)	—
Commercial real estate	—	(194)	—	(866)	—
Residential real estate	(7)	(37)	(118)	(3)	(26)
Consumer installment	(1)	(2)	(26)	(14)	(23)

Total charge-offs	(8)	(316)	(144)	(925)	(49)
Recoveries	58	70	1,229	87	90

Net recoveries (charge-offs)	50	(246)	1,085	(838)	41
Provision for loan losses	—	—	(600)	—	200

Ending balance	$4,578	4,528	4,774	4,289	5,127

as a % of loans	1.07%	1.05	1.11	1.01	1.21
as a % of nonperforming loans	284%	271	246	158	140
Net (recoveries) charge-offs as % of average loans (a)	(0.05)%	0.23	(1.01)	0.79	(0.04)

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.07% at September 30, 2016, compared to 1.01% at December 31, 2015. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Net recoveries were $889 thousand, or 0.27% of average loans in the first nine months of 2016, compared to net recoveries of $91,000, or 0.03% of average loans in the first nine months of 2015. In the first nine months of 2016, the Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan.

At September 30, 2016, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 284%, compared to 158% at December 31, 2015. The increase was primarily due to a decrease in nonperforming loans of $1.1 million.

At September 30, 2016 and December 31, 2015, the Company’s recorded investment in loans considered impaired was $1,786,000 and $3,407,000, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $36,000 and $121,000 at each respective date.

Nonperforming Assets

At September 30, 2016 and December 31, 2015, respectively, the Company had $1.7 million and $3.0 million in nonperforming assets. The decrease was primarily due to the payoff of one nonperforming construction and land development loan with a recorded investment of $0.5 million at December 31, 2015 and partial charge-offs of approximately $0.5 million on several impaired loans.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2016 and the previous four quarters.

	2016			2015
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$1,614	1,669	1,938	2,714	3,650
Other real estate owned	37	300	397	252	278

Total nonperforming assets	$1,651	1,969	2,335	2,966	3,928

as a % of loans and other real estate owned	0.39%	0.46	0.54	0.70	0.93
as a % of total assets	0.19%	0.23	0.28	0.36	0.48
Nonperforming loans as a % of total loans	0.38%	0.39	0.45	0.64	0.86
Accruing loans 90 days or more past due	$211	—	—	—	112

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2016 and the previous four quarters.

	2016			2015
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$38	40	42	43	81
Construction and land development	45	55	66	583	594
Commercial real estate	1,521	1,564	1,734	1,750	2,790
Residential real estate	10	10	96	325	185
Consumer installment	—	—	—	13	—

Total nonaccrual loans	$1,614	1,669	1,938	2,714	3,650

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2016 and December 31, 2015, respectively, the Company had $1.6 million and $2.7 million in loans on nonaccrual.

At September 30, 2016 there were $0.2 million in loans 90 days or more past due and still accruing compared to none at December 31, 2015.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2016 and the previous four quarters.

	2016			2015
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Developed lots	$—	252	252	252	252
Residential	37	48	145	—	26

Total other real estate owned	$37	300	397	252	278

At September 30, 2016 and December 31, 2015, the Company held $37,000 and $252,000, respectively, in OREO, which we acquired from borrowers.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $6.4 million, or 1.5% of total loans at September 30, 2016, compared to $5.9 million, or 1.4% of total loans at December 31, 2015.

The table below provides information concerning the composition of potential problem loans for the third quarter of 2016 and the previous four quarters.

	2016			2015
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$356	285	309	323	329
Construction and land development	352	365	477	593	578
Commercial real estate	1,184	911	783	491	501
Residential real estate	4,423	3,855	3,938	4,371	4,964
Consumer installment	89	84	110	114	128

Total potential problem loans	$6,404	5,500	5,617	5,892	6,500

At September 30, 2016, approximately $0.2 million, or 3.7%, of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the third quarter of 2016 and the previous four quarters.

	2016			2015
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$3	25	14	49	37
Construction and land development	—	—	129	—	—
Commercial real estate	—	—	—	—	182
Residential real estate	369	645	623	1,334	335
Consumer installment	40	51	28	28	20

Total	$412	721	794	1,411	574

Deposits

Total deposits were $751.9 million at September 30, 2016, compared to $723.6 million at December 31, 2015. Noninterest bearing deposits were $179.6 million, or 23.9% of total deposits, at September 30, 2016, compared to $156.8 million, or 21.7% of total deposits at December 31, 2015.

The average rate paid on total interest-bearing deposits was 0.69% in the first nine months of 2016 and 0.75% in the first nine months of 2015.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at September 30, 2016, and at December 31, 2015, respectively. Securities sold under agreements to repurchase totaled $3.5 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively.

The average rate paid on short-term borrowings was 0.51% in the first nine months of 2016 and 0.50% in the first nine months of 2015.

Long-term debt includes FHLB advances with an original maturity greater than one year and subordinated debentures related to trust preferred securities. The Company had no long-term FHLB advances outstanding and $7.2 million in junior subordinated debentures related to trust preferred securities outstanding at September 30, 2016 and December 31, 2015, respectively. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rate paid on long-term debt was 3.52% in the first nine months of 2016 and 3.45% in the first nine months of 2015.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $85.1 million and $79.9 million as of September 30, 2016 and December 31, 2015, respectively. The change from December 31, 2015 was primarily driven by net earnings of $6.1 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $1.5 million, partially offset by cash dividends paid of $2.5 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2016 is 0.625%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2016, the ratios for the Company and Bank were sufficient to meet the fully phased-in conservation buffer.

The Company’s tier 1 leverage ratio was 10.36%, common equity tier 1 (“CET1”) risk-based capital ratio was 15.74%, tier 1 risk-based capital ratio was 17.07%, and total risk-based capital ratio was 17.97% at September 30, 2016. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Company’s capital conservation buffer was 9.97% at September 30, 2016.

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

At September 30, 2016, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At September 30, 2016, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2016 and December 31, 2015, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2016, the Bank had a remaining available line of credit with the FHLB of $249.7 million. At September 30, 2016, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At September 30, 2016, the Bank had outstanding standby letters of credit of $7.0 million and unfunded loan commitments outstanding of $51.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2016, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $343.4 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first nine months of 2016, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase one loan with a principal balance of $198,000 that was current as to principal and interest at the time of repurchase. At September 30, 2016, the Company had no pending repurchase or make whole requests.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2016, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date;

•	ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities;

•	ASU 2016-02, Leases;

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

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

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, provides guidance on eight specific cash flow issues where current GAAP is either unclear or does not include specific guidance on classification in the statement of cash flows. The new guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

	2016			2015
	Third	Second	First	Fourth	Third
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$5,608	5,692	5,697	5,737	5,670
Tax-equivalent adjustment	316	322	322	328	341

Net interest income (Tax-equivalent)	$5,924	6,014	6,019	6,065	6,011

		Nine months ended September 30,
(In thousands)		2016	2015

Net interest income (GAAP)	$	16,997	16,981
Tax-equivalent adjustment		960	1,014

Net interest income (Tax-equivalent)	$	17,957	17,995

Table 2 - Selected Quarterly Financial Data

2016	2015
Third	Second	First	Fourth	Third
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$5,924	6,014	6,019	6,065	6,011
Less: tax-equivalent adjustment	316	322	322	328	341

Net interest income (GAAP)	5,608	5,692	5,697	5,737	5,670
Noninterest income	1,063	993	834	988	1,056

Total revenue	6,671	6,685	6,531	6,725	6,726
Provision for loan losses	—	—	(600)	—	200
Noninterest expense	3,980	4,021	4,109	4,137	3,892
Income tax expense	740	733	831	652	724

Net earnings	$1,951	1,931	2,191	1,936	1,910

Per share data:
Basic and diluted net earnings	$0.54	0.53	0.60	0.53	0.52
Cash dividends declared	0.225	0.225	0.225	0.22	0.22
Weighted average shares outstanding:
Basic and diluted	3,643,506	3,643,503	3,643,484	3,643,478	3,643,455
Shares outstanding, at period end	3,643,523	3,643,503	3,643,503	3,643,478	3,643,478
Book value	$23.34	23.28	22.75	21.94	21.85
Common stock price
High	$28.91	29.85	30.49	30.39	27.80
Low	27.45	26.81	24.56	26.14	25.78
Period end:	27.45	28.49	28.25	29.62	26.47
To earnings ratio	12.48	x	13.07	12.61	13.78	12.37
To book value	118%	122	124	135	121
Performance ratios:
Return on average equity	9.06%	9.18	10.82	9.59	9.75
Return on average assets	0.92%	0.93	1.07	0.95	0.95
Dividend payout ratio	41.67%	42.45	37.50	41.51	42.31
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.07%	1.05	1.11	1.01	1.21
Nonperforming loans	284%	271	246	158	140
Nonperforming assets as a % of:
Loans and foreclosed properties	0.39%	0.46	0.54	0.70	0.93
Total assets	0.19%	0.23	0.28	0.36	0.48
Nonperforming loans as a % of total loans	0.38%	0.39	0.45	0.64	0.86
Annualized net (recoveries) charge-offs as a % of average loans	(0.05)%	0.23	(1.01)	0.79	(0.04)
Capital Adequacy:
CET 1 risk-based capital ratio	15.74%	15.54	15.36	15.28	15.01
Tier 1 risk-based capital ratio	17.07%	16.87	16.69	16.57	16.29
Total risk-based capital ratio	17.97%	17.77	17.64	17.44	17.33
Tier 1 leverage ratio	10.36%	10.56	10.47	10.35	10.37
Other financial data:
Net interest margin (a)	2.94%	3.10	3.12	3.12	3.13
Effective income tax rate	27.50%	27.52	27.50	25.19	27.49
Efficiency ratio (b)	56.96%	57.39	59.96	58.66	55.07
Selected average balances:
Securities	$227,076	223,414	237,087	246,130	251,393
Loans, net of unearned income	429,201	434,934	429,528	426,192	416,210
Total assets	851,409	828,106	821,382	815,616	806,764
Total deposits	748,229	727,989	726,354	720,854	714,960
Long-term debt	7,217	7,217	7,217	7,217	7,217
Total stockholders’ equity	86,103	84,124	80,965	80,764	78,387
Selected period end balances:
Securities	$249,556	217,002	234,109	241,687	250,142
Loans, net of unearned income	427,203	430,694	431,763	426,410	422,572
Allowance for loan losses	4,578	4,528	4,774	4,289	5,127
Total assets	851,672	846,056	833,328	817,189	817,994
Total deposits	751,915	747,539	737,361	723,627	724,311
Long-term debt	7,217	7,217	7,217	7,217	7,217
Total stockholders’ equity	85,055	84,808	82,887	79,949	79,599

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Selected Financial Data

Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2016	2015

Results of Operations
Net interest income (a)	$	17,957	17,995
Less: tax-equivalent adjustment	960	1,014

Net interest income (GAAP)	16,997	16,981
Noninterest income	2,890	3,544

Total revenue	19,887	20,525
Provision for loan losses	(600)	200
Noninterest expense	12,110	12,235
Income tax expense	2,304	2,168

Net earnings	$	6,073	5,922

Per share data:
Basic and diluted net earnings	$	1.67	1.63
Cash dividends declared	0.675	0.66
Weighted average shares outstanding:
Basic and diluted	3,643,498	3,643,411
Shares outstanding, at period end	3,643,523	3,643,478
Book value	$	23.34	21.85
Common stock price
High	$	30.49	27.80
Low	24.56	23.15
Period end	27.45	26.47
To earnings ratio	12.48	x	12.37
To book value	118%	121
Performance ratios:
Return on average equity	9.67%	10.12
Return on average assets	0.97%	0.99
Dividend payout ratio	40.42%	40.49
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.07%	1.21
Nonperforming loans	284%	140
Nonperforming assets as a % of:
Loans and other real estate owned	0.39%	0.93
Total assets	0.19%	0.48
Nonperforming loans as a % of total loans	0.38%	0.86
Annualized net recoveries as a % of average loans	(0.27)%	(0.03)
Capital Adequacy:
CET 1 risk-based capital ratio	15.74%	15.01
Tier 1 risk-based capital ratio	17.07%	16.29
Total risk-based capital ratio	17.97%	17.33
Tier 1 leverage ratio	10.36%	10.37
Other financial data:
Net interest margin (a)	3.05%	3.19
Effective income tax rate	27.50%	26.80
Efficiency ratio (b)	58.09%	56.80
Selected average balances:
Securities	$	229,185	258,299
Loans, net of unearned income	431,213	406,343
Total assets	834,721	800,255
Total deposits	734,241	706,754
Long-term debt	7,217	8,645
Total stockholders’ equity	83,740	78,037
Selected period end balances:
Securities	$	249,556	250,142
Loans, net of unearned income	427,203	422,572
Allowance for loan losses	4,578	5,127
Total assets	851,672	817,994
Total deposits	751,915	724,311
Long-term debt	7,217	7,217
Total stockholders’ equity	85,055	79,599

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$430,896	$5,105	4.71%	$418,491	$5,090	4.83%
Securities - taxable	158,525	747	1.87%	181,991	939	2.05%
Securities - tax-exempt (2)	68,551	932	5.41%	69,402	1,005	5.75%

Total securities	227,076	1,679	2.94%	251,393	1,944	3.07%
Federal funds sold	44,949	56	0.50%	57,375	37	0.26%
Interest bearing bank deposits	99,794	135	0.54%	33,766	20	0.23%

Total interest-earning assets	802,715	$6,975	3.46%	761,025	$7,091	3.70%
Cash and due from banks	13,515			12,971
Other assets	35,179			32,768

Total assets	$851,409			$806,764

Interest-bearing liabilities:
Deposits:
NOW	$121,501	$91	0.30%	$115,433	$88	0.30%
Savings and money market	243,024	240	0.39%	222,675	211	0.38%
Certificates of deposits less than $100,000	79,317	192	0.96%	89,711	227	1.00%
Certificates of deposits and other time deposits of $100,000 or more	131,434	461	1.40%	137,557	491	1.42%

Total interest-bearing deposits	575,276	984	0.68%	565,376	1,017	0.71%
Short-term borrowings	2,943	4	0.54%	2,955	4	0.54%
Long-term debt	7,217	63	3.47%	7,217	59	3.24%

Total interest-bearing liabilities	585,436	$1,051	0.71%	575,548	$1,080	0.74%
Noninterest-bearing deposits	172,953			149,584
Other liabilities	6,917			3,245
Stockholders’ equity	86,103			78,387

Total liabilities and stockholders’ equity	$851,409			$806,764

Net interest income and margin (tax-equivalent)		$5,924	2.94%		$6,011	3.13%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine months ended September 30,
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$432,628	$15,373	4.75%	$408,954	$15,313	5.01%
Securities - taxable	161,484	2,420	2.00%	189,750	2,928	2.06%
Securities - tax-exempt (2)	67,701	2,824	5.57%	68,549	2,983	5.82%

Total securities	229,185	5,244	3.06%	258,299	5,911	3.06%
Federal funds sold	53,420	199	0.50%	59,639	99	0.22%
Interest bearing bank deposits	71,384	274	0.51%	27,589	48	0.23%

Total interest-earning assets	786,617	$21,090	3.58%	754,481	$21,371	3.79%
Cash and due from banks	13,085			13,281
Other assets	35,019			32,493

Total assets	$834,721			$800,255

Interest-bearing liabilities:
Deposits:
NOW	$123,049	$282	0.31%	$114,973	$262	0.30%
Savings and money market	232,893	671	0.38%	212,300	620	0.39%
Certificates of deposits less than $100,000	81,626	593	0.97%	92,510	719	1.04%
Certificates of deposits and other time deposits of $100,000 or more	132,033	1,386	1.40%	142,575	1,538	1.44%

Total interest-bearing deposits	569,601	2,932	0.69%	562,358	3,139	0.75%
Short-term borrowings	2,872	11	0.51%	3,758	14	0.50%
Long-term debt	7,217	190	3.52%	8,645	223	3.45%

Total interest-bearing liabilities	579,690	$3,133	0.72%	574,761	$3,376	0.79%
Noninterest-bearing deposits	164,640			144,396
Other liabilities	6,651			3,061
Stockholders’ equity	83,740			78,037

Total liabilities and stockholders’ equity	$834,721			$800,255

Net interest income and margin (tax-equivalent)		$17,957	3.05%		$17,995	3.19%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

	2016			2015
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$50,881	50,190	50,192	52,479	47,925
Construction and land development	44,004	49,346	45,953	43,694	41,592
Commercial real estate	211,558	208,825	209,320	203,853	201,449
Residential real estate	112,303	113,763	117,046	116,673	117,863
Consumer installment	8,996	9,125	9,769	10,220	14,362

Total loans	427,742	431,249	432,280	426,919	423,191
Less: unearned income	(539)	(555)	(517)	(509)	(619)

Loans, net of unearned income	427,203	430,694	431,763	426,410	422,572
Less: allowance for loan losses	(4,578)	(4,528)	(4,774)	(4,289)	(5,127)

Loans, net	$422,625	426,166	426,989	422,121	417,445

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2016			2015
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$4,528	4,774	4,289	5,127	4,886
Charge-offs:
Commercial and industrial	—	(83)	—	(42)	—
Commercial real estate	—	(194)	—	(866)	—
Residential real estate	(7)	(37)	(118)	(3)	(26)
Consumer installment	(1)	(2)	(26)	(14)	(23)

Total charge-offs	(8)	(316)	(144)	(925)	(49)
Recoveries	58	70	1,229	87	90

Net recoveries (charge-offs)	50	(246)	1,085	(838)	41
Provision for loan losses	—	—	(600)	—	200

Ending balance	$4,578	4,528	4,774	4,289	5,127

as a % of loans	1.07%	1.05	1.11	1.01	1.21
as a % of nonperforming loans	284%	271	246	158	140
Net (recoveries) charge-offs as % of average loans (a)	(0.05)%	0.23	(1.01)	0.79	(0.04)

Nonperforming assets:
Nonaccrual loans	$1,614	1,669	1,938	2,714	3,650
Other real estate owned	37	300	397	252	278

Total nonperforming assets	$1,651	1,969	2,335	2,966	3,928

as a % of loans and foreclosed properties	0.39%	0.46	0.54	0.70	0.93
as a % of total assets	0.19%	0.23	0.28	0.36	0.48
Nonperforming loans as a % of total loans	0.38%	0.39	0.45	0.64	0.86
Accruing loans 90 days or more past due	$211	—	—	—	112

(a) Net (recoveries) charge-offs are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2016						2015
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$515	11.9	$506	11.6	$517	11.6	$523	12.3	$504	11.3
Construction and land development	673	10.3	744	11.4	695	10.6	669	10.2	627	9.8
Commercial real estate	2,232	49.4	2,092	48.5	2,403	48.4	1,879	47.8	2,679	47.6
Residential real estate	1,020	26.3	1,061	26.4	1,026	27.1	1,059	27.3	1,103	27.9
Consumer installment	138	2.1	125	2.1	133	2.3	159	2.4	214	3.4

Total allowance for loan losses	$4,578		$4,528		$4,774		$4,289		$5,127

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2016

Maturity of:
3 months or less	$22,117
Over 3 months through 6 months	14,238
Over 6 months through 12 months	36,860
Over 12 months	58,754

Total CDs and other time deposits of $100,000 or more	$131,969

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: October 28, 2016	By: /s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: October 28, 2016	By: /s/ David A. Hedges
David A. Hedges
EVP, Chief Financial Officer