Form 10-K
period 2016-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2017-03-03
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $67,049,050 as of June 30, 2016.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,643,543 shares of common stock as of March 2, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 10, 2017, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	cyber-attacks and data breaches that may compromise our systems or customers’ information;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests;

•	the risks that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

The Company directly owns all the common equity in Auburn National Bancorporation Capital Trust I (the “Trust”), a Delaware statutory trust, which was formed in 2003 for the purpose of issuing $7.0 million of floating rate capital securities. In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold by the FDIC, as receiver of a failed bank that had held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding. The Company realized a pre-tax gain of $0.8 million on the early extinguishment of debt in this transaction. Following the transaction, the Company had $3.2 million in junior subordinated debentures related to $3.0 million of trust preferred securities outstanding held by the Trust. The amount related to the trust preferred securities remains included in the Company’s Tier 1 capital for regulatory purposes.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area. The Bank’s primary service area includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 14 locations in its primary service area. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Plus® network. The Bank offers online banking, bill payment and other electronic services through its Internet website, www.auburnbank.com

Competition

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

Selected Economic Data

Lee County’s population was estimated to be 156,933 in 2015, and has increased approximately 11.9% from 2010 to 2015. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton. Auto manufacturing is of increasing importance along Interstate Highway 85 to the east and west of Auburn. Kia Motors has a large automobile factory in nearby West Point, Georgia, and Hyundai Motors has a large automobile factory in Montgomery, Alabama.

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

The Bank has loans outstanding to borrowers in all industries within its primary service area. Any adverse economic or other conditions affecting these industries would also likely have an adverse effect on the local workforce, other local businesses, and individuals in the community that have entered into loans with the Bank. For example, the auto manufacturing business and its suppliers have positively affected our local economy, but automobile manufacturing is cyclical and adversely affected by increases in interest rates. Decreases in automobile sales, including adverse changes due to interest rate increases, could adversely affect nearby Kia and Hyundai automotive plants and their suppliers’ local spending and employment, and could adversely affect economic conditions in the markets we serve. However, management believes that due to the diversified mix of industries located within the Bank’s primary service area, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame. The Bank’s primary service area also is subject to both local and national economic conditions and fluctuations. While most loans are made within our primary service area, some residential mortgage loans are originated outside the primary service area, and the Bank from time to time has purchased loan participations from outside its primary service area.

Employees

At December 31, 2016, the Company and its subsidiaries had 158 full-time equivalent employees, including 37 officers.

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

Bank Holding Company Regulation

The Company, as a bank holding company, is subject to supervision, regulation and examination by the Federal Reserve under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and certain related activities. The Company is required to file periodic reports and other information with the Federal Reserve. The Federal Reserve examines the Company and its subsidiaries. The State of Alabama currently does not regulate bank holding companies.

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

Bank holding companies that are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and have and whose insured depository institution subsidiaries maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, (the “CRA”), may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the BHC’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the” GLB Act”) applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Federal Reserve recommended repeal of the merchant banking powers in their September 16, 2016 study pursuant to Section 620 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Company has not elected to become a financial holding company, but it may elect to do so in the future.

The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including deposit share limits, and that the acquirer be “well capitalized” and “well managed”. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank may acquire and operate one or more banks in other states pursuant to a transaction in which the Alabama bank is the surviving bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Alabama. As a result of the Dodd-Frank Act, banks, including Alabama banks, may branch anywhere in the United States.

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

Federal Reserve policy, as well as the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, requires a bank holding company to act as a source of financial and managerial strength to its bank subsidiaries and to take measures to preserve and protect its bank subsidiaries in situations where additional investments in a bank subsidiary may not otherwise be warranted. In the event an FDIC-insured subsidiary becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of such plan up to 5% of the bank’s assets, and such guarantee is given priority in bankruptcy of the bank holding company. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions are responsible for any losses to the FDIC’s Deposit Insurance Fund (“DIF”), if an affiliated depository institution fails. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other creditors of the bank. See “Capital.”

Public Law 113-250 was enacted on December 18, 2014. This law directed the Federal Reserve to publish, within six months, changes to the Federal Reserve’s Small Bank Holding Company Policy Statement on Assessment of Financial and Managerial Factors (the “Small BHC Policy”) to expand the coverage of the Small BHC Policy to include thrift holding companies and increase the size of “small” for qualifying bank and thrift holding companies from $500 million to up to $1 billion of pro forma consolidated assets. The Federal Reserve implemented changes to its Small BHC Policy effective May 15, 2015. Since the Company’s common stock is registered with the Securities Exchange Commission, it does not qualify for the Small BHC Policy. As a result, unless and until the Company qualifies under the Small BHC Policy, the Company’s capital adequacy will continue to be evaluated on a consolidated basis with its subsidiaries. See “Capital.”

Bank Regulation

The Bank is a state bank that is a member of the Federal Reserve. It is subject to supervision, regulation and examination by the Federal Reserve and the Alabama Superintendent, which monitor all areas of the Bank’s operations, including loans, reserves, mortgages, issuances and redemption of capital securities, payment of dividends, establishment of branches, capital adequacy and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law. See “FDIC Insurance Assessments.”

Alabama law permits statewide branching by banks. The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks competitive equality with national banks.

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations: Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions.

The GLB Act and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

Community Reinvestment Act and Consumer Laws

The Bank is subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of bank holding company applications to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude, acquisitions, and new branches and other expansion activities and may prevent a company from becoming a financial holding company.

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

The Dodd-Frank Act established the CFPB, which began exercising its regulatory authority upon the recess appointment of its director on January 4, 2012. The CFPB has the authority, previously exercised by the federal bank regulators to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, the Truth in Savings Act, Fair Credit Reporting and Privacy of Consumer Financial Privacy. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority that affects bank regulation in these areas and bank regulators’ consumer examination and enforcement. Banks of all sizes are affected by the CFPB’s regulations, and the precedents set in CFPB enforcement actions and interpretations. The CFPB has focused on various practices to date, including revising mortgage lending rules, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates.

Residential Mortgages

CFPB regulations implement the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan became effective January 10, 2014.    These established certain minimum requirements for creditors when making ability to pay determinations, and provide certain safe harbors from liability for mortgages that are “qualified mortgages” and are not “higher-priced.” Generally, these CFPB regulations apply to all consumer, closed-end loans secured by a dwelling including home-purchase loans, refinancing and home equity loans—whether first or subordinate lien. Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and requirements where the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Qualified mortgages must have: (1) a term not exceeding 30 years; (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment; (3) and be supported with documentation of the borrower and its credit. We anticipate focusing our residential mortgage origination on qualified mortgages and those that meet our investors’ requirements, but we may make loans that do not meet the safe harbor requirements for “qualified mortgages.”

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

The TRID rules adversely affected our mortgage originations in 2016, while we revised our systems and processes to comply with these rules. Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice, and may also change due to any restructuring of Fannie Mae and Freddie Mac as part of the resolution of their conservatorships.

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

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report on internal controls as part of its annual report for the year ended December 31, 2016 pursuant to Section 404 of the Sarbanes-Oxley Act. The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and has and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions acceptable to the Company. The Company’s assessment of its financial reporting controls as of December 31, 2016 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2016, the Bank paid cash dividends of approximately $6.7 million to the Company, of which $3.2 million was used to purchase $4.0 million par amount of outstanding trust preferred securities of Auburn National Bancorporation Capital Trust I. At December 31, 2016, the Bank could have declared additional dividends of approximately $10.1 million without prior approval of regulatory authorities.

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

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines required at year end 2016 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must consist of common equity and related retained earnings. A limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles are also added as part of Tier 1 Capital (“Tier 1 capital”). Voting common equity must be the predominant form of capital. The remainder may consist of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance (“Tier 2 capital” and, together with Tier 1 capital, “Total risk-based capital”).

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

All of the federal bank regulatory agencies also have regulations establishing risk-adjusted measures and relevant capital levels implementing the “prompt corrective action” standards. The relevant capital measures are the total risk-based capital ratio, Tier 1 risk-based capital ratio, Common Equity Tier 1 capital ratio, as well as, the leverage capital ratio. Under the regulations, a state member bank will be: (i) well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Common Equity Tier 1 capital ratio of 6.5% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Common Equity Tier 1 capital ratio of 4.5% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a Common Equity Tier 1 capital ratio of less than 4.5% or generally has a leverage capital ratio of less than 2%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a Common Equity Tier 1 capital ratio of less than 3%, or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital, and have been indicating that higher capital levels may be required in light of current market conditions and risk.

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

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2016 is included in Note 19 of the consolidated financial statements that accompany this report.

Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution thereafter would be “undercapitalized”. Institutions that are “undercapitalized” are subject to growth limitations and are required to submit a capital restoration plan for approval. A depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim against the holding company’s capital restoration obligation would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, the respective managements of the Company and the Bank do not believe that the provisions of FDICIA have had or will have any material effect on the Company and the Bank or their respective operations.

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

The Company made a one-time election in its first regulatory report in 2015 and, as a result, CET1 will not be adjusted for certain accumulated other comprehensive income (“AOCI”).

Additional “threshold deductions” of the following that are individually greater than 10% of CET1 or collectively greater than 15% of CET1 (after the above deductions are also made):

•	MSAs, net of associated DTLs;

•	DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, net of any valuation allowances and DTLs; and

•	Significant common stock investments in unconsolidated financial institutions, net of associated DTLs.

•	Noncumulative perpetual preferred stock, Tier 1 minority interest not included in CET1, subject to limits, and current Tier 1 capital instruments issued to the U.S. Treasury, including shares issued pursuant to the TARP or SBLF programs, will qualify as additional Tier I capital. All other qualifying preferred stock, subordinated debt and qualifying minority interests will be included in Tier 2 capital.

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

The capital conservation buffers and the related restrictions on permissible dividends, stock repurchases and discretionary bonuses were applicable for the first time in 2016. The capital conservation buffer of 0.625% or less triggered restrictions in 2016. In 2017, the capital conservation trigger is 1.25% or less.

When fully-phased in by 2019, permissible dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

Buffer%	Buffer % Limit

More than 2.50%	None

> 1.875% - 2.50%	60.0%

> 1.250% - 1.875%	40.0

> 0.625% - 1.250%	20.0

≤ 0.625	- 0 -

The various capital elements and total capital under the Basel III Rules, when fully phased by January 1, 2019 will be:

	December 31, 2016	Fully Phased In January 1, 2019

Minimum CET1	4.50%	4.50%

CET1 Conservation Buffer	0.625%	2.50%

Total CET1	5.125%	7.0%

Deductions from CET1	60%	100%

Minimum Tier 1 Capital	6.0%	6.0%

Minimum Tier 1 Capital plus conservation buffer	6.625%	8.5%

Deductions from Tier 1 Capital	40%	0%

Minimum Total Capital	8.0%	8.0%

Minimum Total Capital plus conservation buffer	8.625%	10.5%

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

Changes to Prompt Corrective Action Rules

Under the Basel III Rules, the prompt corrective action rules and categories changed as of January 1, 2015. The following illustrates the range of the changes from well capitalized, to undercapitalized, to critically undercapitalized categories. The adequately capitalized and significantly undercapitalized categories also would be retained with appropriate changes, but are not included in the following illustration.

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

Enforcement Policies and Actions

The Federal Reserve and the Alabama Superintendent monitor compliance with laws and regulations. The CFPB monitors compliance with laws and regulations applicable to consumer financial products and services. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines, penalties and/or restitution, cease and desist orders, or taking other formal or informal enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

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

The Federal Reserve’s target federal funds rate was 0-0.25% on December 16, 2008, where it remained until December 16, 2015 when it was raised to 0.50%. The target range was increased to 0.50-0.75% on December 14, 2016. The Federal Reserve’s discount rate on bank borrowings from the Federal Reserve was 0.50% on December 16, 2008, until it was raised on February 19, 2010 to 0.75%. The discount rate was further raised on December 17, 2015 to 1.00% and to 1.25% on December 15, 2016.

On April 30, 2010, the Federal Reserve Board amended Regulation D (Reserve Requirements of Depository Institutions) authorizing the Reserve Banks to offer term deposits to certain institutions. Term deposits, which are deposits with specified maturity dates, will be offered through a Term Deposit Facility. Term deposits will be one of several tools that the Federal Reserve could employ to drain reserves when policymakers judge that it is appropriate to begin moving to a less accommodative stance of monetary policy.

The Federal Reserve has been paying interest on depository institutions’ required and excess reserve balances since October 6, 2008. The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target rate established by the Federal Open Market Committee. The Federal Reserve has indicated that it may use this authority to implement a mandatory policy to reduce excess liquidity, in the event of inflation or the threat of inflation.

In 2011, the Federal Reserve repealed its historical Regulation Q to permit banks to pay interest on demand deposits. The Federal Reserve has also engaged in several rounds of quantitative easing (“QE”) to reduce interest rates by buying bonds, and “Operation Twist” to reduce long term interest rates by buying long term bonds, while selling intermediate term securities. In October 2014, the Federal Reserve ended its bond purchases under QE after it began to taper the level of bonds purchased in December 2013, but continues to reinvest the principal of its securities as these mature.

The nature and timing of any changes in monetary policies and their effect on the Company and the Bank cannot be predicted.

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

Effective July 1, 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets (“Small Banks”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions. All basis points are annual amounts.

The following table shows the FDIC assessment schedule for 2017 applicable to Small Banks, such as the Bank.

Established Small Institution CAMELS Composite
	1 or 2	3	4 or 5

Initial Base Assessment Rule	3 to 16 basis points	6 to 30 basis points	16 to 30 basis points

Unsecured Debt Adjustment	-5 to 0 basis points	-5 to 0 basis points	-5 to 0 basis points

Total Base Assessment Rate	1.5 to 16 basis points	3 to 30 basis points	11 to 30 basis points

The FDIC’s “reserve ratio” of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016 the FDIC implemented Dodd-Frank Act provisions by raising the DIF’s minimum Reserve Ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more (“Large Banks”). The new rules grant credits to smaller banks for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%.

Prior to when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest “risk category” under the former FDIC assessment rules. In 2016 and 2015, the Company recorded expense of $0.3 million and $0.4 million, respectively, for FDIC insurance premiums.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on FICO bonds, which mature during 2017 through 2019. FICO assessments are set by the FDIC quarterly on each institution’s FDIC Assessment Base.    The FICO assessment was 0.60 basis points in all of 2015, except for the third quarter of 2015, when the FICO assessment was 0.58 basis points. The FICO assessment rate for the first quarter of 2016 was 0.58 basis points, which declined to 0.56 basis points for the remainder of last year. FICO assessments of approximately $42 thousand were paid to the FDIC in both 2015 and 2016. The FICO assessments should continue to shrink during 2017-2019, and end when the last FICO bonds mature.

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

The Guidance has not applied to the Bank’s CRE lending activities during 2015 and 2016. At December 31, 2016, the Bank had outstanding $41.7 million in construction and land development loans and $212.1 million in total CRE loans (excluding owner occupied), which represent approximately 46.8% and 238.2%, respectively, of the Bank’s total risk-based capital at December 31, 2016. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to manage its concentrations as required under the Guidance.

The federal bank regulators continue to look at the risks of various assets and asset categories and risk management. In December 2015, the Federal Reserve and other bank regulators issued an interagency statement to highlight prudent risk management practices from existing guidance that regulated financial institutions should implement along with maintaining capital levels commensurate with the level and nature of their CRE concentration risk.

The Bank did not have any loans at year-end 2016 or 2015 that were leveraged loans subject to the Interagency Guidance on Leveraged Lending (February 19, 2013).

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

The SEC adopted rules in September 2013 to implement pay ratios pursuant to Section 953 of the Dodd-Frank Act, which are scheduled to apply to fiscal year 2017 annual reports and proxy statements. The SEC proposed Rule 10D-1 under Section 954 on July 1, 2015 which would direct Nasdaq and the other national securities exchanges to adopt listing standards requiring companies to adopt policies requiring executive officers to pay back erroneously awarded incentive-based compensation. In February 2017, the acting SEC Chairman indicated interest in reconsidering the pay ratio rule.

The Dodd-Frank Act, Section 955, requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member. The SEC proposed implementing rules in February 2015.

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

The federal bank regulators, the SEC and other regulators proposed regulations implementing Section 956 in April 2011, which would have been applicable to, among others, depository institutions and their holding companies with $1 billion or more in assets. An advance notice of a revised proposed joint rulemaking under Section 956 was published by the financial services regulators in May 2016, but these rules have not been adopted.

Other

The Dodd-Frank Act requires an estimated 240-300 rulemakings and an estimated 130 studies. Many of these rules and studies have been completed. Generally, the Dodd-Frank Act and the related rules are complex, have increased our compliance costs, as well as costs imposed on the markets and on others with whom we do business. Many of the rules lack authoritative interpretative guidance from the applicable government agencies.

Credit Ratings

The Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The federal bank regulators and the SEC have adopted rules to implement the Act’s requirement to delete references to rating agency ratings for various purposes, including “investment securities,” which are permissible bank investments.

Debit Card Interchange Fees

The “Durbin Amendment” to the Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electric debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The Federal Reserve has established standards for assessing whether interchange fees are reasonable and proportional, which a Federal District Court ruled were improperly adopted. This decision in NACS v. Board of Governors of the Federal Reserve System, was reversed by the District of Columbia Circuit Court of Appeals in 2014 and the Supreme Court declined to hear an appeal on January 20, 2015. The Durbin Amendment is not applicable to banks with assets less than $10 billion.

Derivatives

The Dodd-Frank Act requires a new regulatory system for the U.S. market for swaps and other over-the counter derivatives, which includes strict capital and margin requirements, central clearing of standardized over-the-counter derivatives, and heightened supervision of over-the-counter derivatives dealers and major market participants. These rules likely have increased the costs and collateral required to utilize derivatives, that we may determine are useful to reduce our interest rate and other risks.

Other Legislative and Regulatory Changes

Various legislative and regulatory proposals, including substantial changes in banking, and the regulation of banks, thrifts and other financial institutions, compensation, and the regulation of financial markets and their participants and financial instruments, and the regulators of all of these, as well as the taxation of these entities, are being considered by the executive branch of the federal government, Congress and various state governments, including Alabama.

The new President of the United States, and the majority party in both houses of Congress appear committed to financial regulatory reform, including changes to the Dodd-Frank Act. The President has frozen new rulemaking generally, and on February 3, 2017 issued an Executive Order (the “Executive Order”) containing “Core Principles for Regulating the United States Financial System” (“Core Principals”). The Executive Order directs the Secretary of the Treasury to consult with heads of Financial Stability Oversight Council’s members and report to the President within 120 days and periodically thereafter on how laws and government policies promote the Core Principles and to identify laws, regulations, guidance and reporting that inhibit financial services regulation in a manner consistent with the Core Principles. Another Executive Order requires the repeal of two existing rules for any new significant regulatory proposal. Although it does not apply to the SEC, the federal bank regulators or the CFPB, these independent agencies are encouraged to seek cost savings that would offset the costs of new significant regulatory actions.

Congress is also considering re-examining regulations adopted by the prior administration since June 13, 2016 under the Congressional Review Act. More sweeping changes to the Dodd-Frank Act are expected to be introduced by the Chairman of the House Financial Services Committee similar to the Financial CHOICE Act legislation introduced in 2016. These may include proposals to reduce regulation on banks and their holding companies that are well capitalized, well managed, and less risky, and eliminate or reduce regulation based on asset size alone.

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

Market conditions and economic cyclicality may adversely affect our industry.

We are exposed to downturns in the U.S. economy and market conditions generally. Local employment and local economic conditions may be effected to a greater extent than historically because of the growth of automobile manufacturing and related suppliers located in our markets. These businesses are adversely affected by higher interest rates and experience cyclicality of sales.

We believe the following, among other things, may affect us in 2017:

•	We expect to face continued high levels of regulation of our industry as a result of continued Dodd-Frank Act rulemaking and other initiatives by the U.S. government and its regulatory agencies, including the CFPB. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities and serve customers’ needs. The 2016 federal elections increased discussion of regulatory relief for banking organizations of our size, though we remain uncertain about the scope, nature and timing of any regulatory relief in 2017.

•	Although employment is increasing, the economy is growing relatively slowly, and the Federal Reserve has indicated although they have started to normalize interest rates, we expect the Federal Reserve to continue to increase target rates at a slow to moderate pace in light of domestic and global uncertainty.

•	Market developments, including employment and price levels, may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

•	Our ability to assess the creditworthiness of our customers and those we do business with, and to estimate the values of our assets and collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might affect the ability of our borrowers to repay their loans or the value of assets.

•	Our ability to borrow from and engage in other business with other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including, among other things, investor expectations and changes in regulations.

•	Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

•	The Volcker Rule, including final regulations adopted on December 10, 2013, may affect us adversely by reducing market liquidity and securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules have decreased the range of permissible investments, such as certain collateralized loan obligations (“CLOs”) interests, which we could otherwise use to diversify our assets and for asset/liability management.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2016, the amortized cost of the Bank’s investments in FHLB and our correspondent bank’s common stock was approximately $1.1 million. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2016, our nonaccrual loans totaled $2.4 million, or 0.55% of total loans. In addition, we had approximately $0.2 million of other real estate owned at December 31, 2016. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially or weaknesses in the real estate markets worsen, borrower payment behaviors change, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. The Financial Accounting Standards Board (the “FASB”) adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Insturments” on June 16, 2016, which changed the loss model to take into account current expected credit losses, or “CECL”. ASU No. 2016-13 is effective for our fiscal year beginning January 1, 2020. We have not yet determined how ASU No. 2016-13 will affect our results of operations and financial condition.

Changes in the real estate markets, including the secondary market for residential mortgage loans, may continue to adversely affect us.

The effects of the CFPB changes to mortgage and servicing rules effective at the beginning of 2014, the CFPB’s new unified Truth-in-Lending Act and Real Estate Settlement Procedures Act (“RESPA”) rules (“TRID”) for closed end credit transactions secured by real property that became effective in October 2015, enforcement actions, reviews and settlements, changes in the securitization rules under the Dodd-Frank Act, including the risk retention rules that became effective December 24, 2016, and the Basel III Rules could have serious adverse effects on the mortgage markets and our mortgage operations. The continuing conservatorships of Fannie Mae and Freddie Mac, the levels of risky assets at the FHA and its relatively low capital and reserves for losses, current levels of home sales, and the risks of interest rates increasing from historically low levels, could also have serious adverse effects on the mortgage markets and our mortgage operations. Such effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. The TRID rules materially slowed our mortgage business and have increased our costs as a result of our compliance efforts.

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

Changes in residential mortgage rules may change our business and costs.

The effects of the CFPB changes to mortgage and servicing rules effective at the beginning of 2014, the CFPB’s new unified Truth-in-Lending Act and Real Estate Settlement Procedures Act (“RESPA”) rules (“TRID”) for closed end credit transactions secured by real property that became effective in October 2015, enforcement actions, reviews and settlements, changes in the securitization rules under the Dodd-Frank Act including the risk retention rules that became effective December 24, 2016 and the Basel III Rules could have serious adverse effects on the mortgage markets and our mortgage operations. The CFPB’s final regulations implementing the Dodd-Frank Act require that lenders determine whether a consumer has the ability to repay a mortgage loan became effective in January 2014. These encourage the origination of residential mortgages that meet the new requirements for “qualified mortgages.” The TRID rules materially slowed our mortgage business and have increased our costs as a result of our compliance efforts. These may adversely affect our product offerings, reduce our mortgage origination volume and increase our costs to originate residential mortgage loans, which could adversely affect our results of operation and financial condition, especially where residential mortgage origination volume is declining, generally.

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

On February 9, 2012, the DOJ and various state attorneys general announced a $25 billion agreement with the nation’s five largest mortgage servicers to address mortgage loan servicing and foreclosure abuses. While we were not a party to the settlement or a subject of the joint governmental investigation, we cannot be assured that the settlement may ultimately affect mortgage servicing standards generally, which could increase compliance and other costs of servicing residential mortgage loans. The CFPB and the bank regulators continue to bring enforcement actions and develop proposals, rules and practices that could increase the costs of providing mortgage servicing. This could reduce our income from servicing these types of loans and make it more difficult and costly to timely realize the value of collateral securing such loans upon a borrower default.

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

Fannie Mae and Freddie Mac restructuring may adversely affect the mortgage markets and our sales of mortgages we originated.

Fannie Mae and Freddie Mac remain in conservatorship, and although legislation has been introduced to restructure Fannie Mae and Freddie Mac to take them out of conservatorship and substantially change the way they conduct business in the future, no proposal has been enacted. Through 2015, and thereafter all of Fannie Mae and Freddie Mac’s earnings have been swept into the U.S. Treasury and have not been available to build these GSE’s capital. Since these two entities dominate the residential mortgage markets, any changes in Fannie Mae’s or Freddy Mac’s structure and operations, as well as its capital could adversely affect our residential mortgage origination and servicing businesses, our results of operation and the returns on capital deployed in these businesses.

Our concentration of commercial real estate loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. We had 60.7% of our portfolio in CRE loans, as defined by the Federal Reserve, at year-end 2016 compared to 57.8% at year-end 2015. The banking regulators continue to give CRE lending scrutiny and further addressed their concerns over CRE activity in December 2016, and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Lower demand for CRE, and reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for five years for Federal income tax purposes as otherwise permitted generally under the Worker, Homeownership, and Business Assistance Act of 2009 which was signed into law on November 6, 2009. As of December 31, 2016, we had net deferred tax assets of $1.2 million. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities. The Basel III Rules reduce the regulatory capital benefits of deferred tax assets, also.

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

Although it raised the target federal funds rate by a total of 50 basis points in 2015 and 2016, the Federal Reserve has kept interest rates low over recent years, and the federal government continues large deficit spending. Our costs of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Increases in interest rates could also cause consumers to shift their funds to more interest bearing instruments and to increase the competition for funds. While the Federal Reserve has indicated it will seek to gradually adjust low interest rates, interest rates could increase more than anticipated. See “Fiscal and Monetary Policy”.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on assets, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Decreases in interest rates generally increase the market values of fixed-rate, interest-bearing investments and loans held, and increase the values of loan sales and mortgage loan activities. However, the production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates. The Federal Reserve’s monetary policy, which was designed to stimulate the economy through low target rate interest rates, quantitative easing and other measures, may adversely affect our net interest margin and thus may negatively affect our results of operations and financial condition, liquidity and earnings. When the Federal Reserve ends it reinvestment of maturing securities and/or increases interest rates, mortgage interest rates could increase and mortgage origination volumes could decrease.

Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held and the production of mortgage and other loans and the value of collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our net interest margin. Increases in interest rates from recent historically low rates may increase our net interest income. See “Fiscal and Monetary Policy.”

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales, and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short-and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow or obtain funding, if needed, could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the Alabama Superintendent, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes. The current President and the majority party in both houses of Congress have espoused regulatory relief of the banking industry, but the nature, effects and timing of administrative and legislative change cannot be predicted. Federal bank regulatory agencies and the Treasury, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition. Our consumer finance products, including residential mortgage loans, are subject to CFPB regulations and evolving standards reflecting CFPB releases, rule-making and enforcement actions.

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. The FASB’s new guidance under ASU No. 2016-13 includes significant changes to the manner in which banks’ allowance for loan losses will be calculated beginning January 1, 2020. Instead of using historical losses, the CECL model will be forward looking with respect to expected losses over the life of loans and other instruments, and could materially affect our results of operations and financial condition.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, our financial condition, liquidity and results of operations would be adversely affected.

We and the Bank must meet regulatory capital requirements and maintain sufficient liquidity, including liquidity at the Company, as well as the Bank. If we fail to meet these capital and other regulatory requirements, including more rigorous requirements arising from our regulators’ implementation of Basel III, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed”, including meeting the Basel III capital conservation buffers, for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on our common stock and our ability to make acquisitions, and we would no longer meet the requirements for becoming a financial holding company. These could also affect our ability to use discretionary bonuses to attract and retain quality personnel.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Largely unregulated “fintech” businesses have increased their participation in the lending and payments business, and have increase competition in these businesses. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and to create additional efficiencies in operations, while avoiding cyber attacks and disruptions, and data breaches. We may need to make significant additional capital investments in technology, including cyber and data security, and we may not be able to effectively implement new technology-driven products and services, or such technology may prove less effective than sought. Many competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services.

Our information systems may experience interruption and security breaches.

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could affect our customers’ privacy and our customer relationships, generally. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, and we may be subject to these types of attacks in the future. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Despite efforts to ensure the integrity of our and our service providers’ systems, we may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future with mobile banking and other internet-based products and services.

Security breaches or failures may have serious adverse consequences, including significant disruption of operations, misappropriation of confidential information, damage to systems operated by us or our third-party service providers, as well as damaging our customers and our counterparties. In addition to the immediate costs of any failure, interruption or security breach, including those at our third-party service providers, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles west of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2015, the Bank’s land lease renewed for another three year term. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In July 2002, the Bank’s Opelika Wal-Mart Supercenter branch was opened inside the Wal-Mart shopping center in Opelika, Alabama. In June 2012, the Bank exercised its option to extend the lease for another five years. The lease is for approximately 700 square feet of space in the Wal-Mart. This branch offers the full line of the Bank’s deposits and other services including an ATM, except safe deposit boxes. The Bank has decided to close this location in May of 2017 and will not renew the lease when it expires that same month.

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2016, the Bank renewed its lease for another year.

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

In August 2016, the Bank purchased a lot near the TigerTown Retail Shopping Center and the intersection of U.S. Highway 280 and Frederick Road in Opelika, Alabama. The Bank plans on constructing a free-standing branch on this lot and will relocate its in-store branch at the TigerTown Kroger to this new facility when its lease with Kroger expires in July 2017.

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

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 2, 2017, there were approximately 3,643,543 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 409 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2016
First Quarter	$ 30.49	$ 24.56	$ 0.225
Second Quarter	29.85	26.81	0.225
Third Quarter	28.91	27.45	0.225
Fourth Quarter	31.31	27.45	0.225

2015
First Quarter	$ 25.25	$ 23.15	$ 0.22
Second Quarter	25.75	24.51	0.22
Third Quarter	27.80	25.78	0.22
Fourth Quarter	30.39	26.14	0.22

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

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2011 to December 31, 2016, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2011). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16

Auburn National Bancorporation, Inc.	100.00	116.70	145.12	142.12	184.18	200.90
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Southeast Bank	100.00	166.11	225.10	253.52	249.57	331.30

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

The following is a discussion of our financial condition at December 31, 2016 and 2015 and our results of operations for the years ended December 31, 2016 and 2015. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

Summary of Results of Operations

	Year ended December 31

(Dollars in thousands, except per share data)	2016	2015

Net interest income (a)	$24,008	$24,060
Less: tax-equivalent adjustment	1,276	1,342

Net interest income (GAAP)	22,732	22,718
Noninterest income	3,383	4,532

Total revenue	26,115	27,250
Provision for loan losses	(485)	200
Noninterest expense	15,348	16,372
Income tax expense	3,102	2,820

Net earnings	$8,150	$7,858

Basic and diluted earnings per share	$2.24	$2.16

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $8.2 million, or $2.24 per share, for the full year 2016, compared to $7.9 million, or $2.16 per share, for the full year 2015.

Net interest income (tax-equivalent) was $24.0 million in 2016, compared to $24.1 million in 2015. Net interest income (tax-equivalent) in 2015 included $0.2 million in recoveries of interest related to payoffs received on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) increased slightly in 2016 compared to 2015. Management continues to seek to increase earnings by growing the Company’s loan portfolio (in total and as a percentage of our earning assets), focusing on deposit pricing, and repaying higher-cost wholesale funding sources. These efforts to increase earnings were offset by declining yields in the securities portfolio due to maturities and calls and management’s decision to carry higher levels of short-term interest earning assets such as deposits at other banks. Average loans were $430.8 million in 2016, an increase of $19.4 million or 5%, from 2015. Average deposits were $734.7 million in 2016, an increase of $24.4 million or 3%, from 2015.

The Company recorded a negative provision for loan losses of $0.5 million for 2016, compared to a charge of $0.2 million for 2015. Net recoveries as a percent of average loans were 0.19% for 2016 compared to net charge-offs as a percent of average loans of 0.18% for 2015. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during 2016. Excluding this recovery, net charge-offs as a percent of average loans would have been 0.08% in 2016.

Noninterest income was $3.4 million in 2016, compared to $4.5 million in 2015. The decrease was primarily due to $0.3 million in non-taxable death benefits from bank-owned life insurance that were received in 2015, compared to none in 2016; a decrease in mortgage lending income of $0.5 million as mortgage loan production declined; and $0.2 million in securities losses, net during 2016 compared to securities gains, net of $16 thousand in 2015.

Noninterest expense was $15.3 million in 2016, compared to $16.4 million in 2015. The decrease was primarily due to a gain on early extinguishment of debt of $0.8 million in 2016 compared to a $0.4 million loss on early extinguishment of debt in 2015. The Company purchased $4.0 million of trust preferred securities related to its junior subordinated debentures with a floating rate of 3.63% in 2016 and repaid $5.0 million of fixed-rate long-term debt with an interest rate of 3.59% in 2015. In addition, other real estate owned expense decreased $0.4 million primarily due to realized holding gains on the sale of OREO. These decreases were partially offset by a $0.5 million increase in salaries and benefits due to routine annual increases.

Income tax expense was $3.1 million in 2016 compared to $2.8 million in 2015. The Company’s effective income tax rate was 27.57% in 2016, compared to 26.41% in 2015. The increase in the effective tax rate was primarily attributable to an increase in the level of earnings before taxes and a decrease in tax exempt earnings from bank-owned life insurance. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

In 2016, the Company paid cash dividends of $3.3 million, or $0.90 per share. The Company remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.95%, a Tier 1 risk-based capital ratio of 17.00%, a Tier 1 leverage capital ratio of 10.27% and a Common Equity Tier 1 (“CET1”) capital ratio of 16.44% at December 31, 2016.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2016 and 2015, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2016		2015
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$432,180	4.73%	$413,616	4.95%
Securities - taxable	166,870	1.97%	186,845	2.06%
Securities - tax-exempt (a)	68,507	5.48%	68,386	5.77%

Total securities	235,377	2.99%	255,231	3.05%
Federal funds sold	49,446	0.50%	58,607	0.23%
Interest bearing bank deposits	70,064	0.51%	31,028	0.25%

Total interest-earning assets	787,067	3.57%	758,482	3.76%

Deposits:
NOW	121,723	0.27%	115,146	0.30%
Savings and money market	232,601	0.38%	215,936	0.39%
Certificates of deposits less than $100,000	80,760	0.97%	91,136	1.03%
Certificates of deposits and other time deposits of $100,000 or more	131,902	1.39%	140,831	1.43%

Total interest-bearing deposits	566,986	0.68%	563,049	0.73%
Short-term borrowings	2,973	0.50%	3,601	0.50%
Long-term debt	6,474	3.52%	8,286	3.40%

Total interest-bearing liabilities	576,433	0.71%	574,936	0.77%

Net interest income and margin (a)	$24,008	3.05%	$24,060	3.17%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Net interest income (tax-equivalent) was $24.0 million in 2016, compared to $24.1 million in 2015. Net interest income (tax-equivalent) for 2015 included $0.2 million in recoveries of interest related to payoffs recorded on two loans that were previously impaired. Excluding the impact of these interest recoveries, net interest income (tax-equivalent) would have increased slightly in 2016 compared to 2015. Management continues to seek to increase earnings by growing the Company’s loan portfolio (in total and as a percentage of our earning assets), focusing on deposit pricing, and repaying higher-cost wholesale funding sources. These efforts to increase earnings were offset by declining yields in the securities portfolio due to maturities and calls and management’s decision to carry higher levels of short-term interest earning assets such as deposits at other banks.

The tax-equivalent yield on total interest-earning assets decreased by 19 basis points in 2016 from 2015 to 3.57%. The decrease was primarily due to increased pricing competition for quality loan opportunities in our markets, which has limited the Company’s ability to increase the yields on new and renewed loans; and declining yields on securities due to maturities and calls.

The cost of total interest-bearing liabilities decreased 6 basis points in 2016 from 2015 to 0.71%. The net decrease was largely the result of the continued shift in our funding mix, as we increased our lower-cost interest-bearing demand deposits (NOW accounts), and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The Company recorded a negative provision for loan losses of $0.5 million for the year ended December 31, 2016 compared to a charge of $0.2 million for the year ended December 31 2015. The decrease in provision expense was primarily due to an increase in net recoveries.

Net recoveries were $0.8 million, or 0.19% of average loans and net charge-offs were $0.7 million, or 0.18% of average loans, for the years ended December 31, 2016 and 2015, respectively. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during 2016. Excluding this recovery, net charge-offs as a percent of average loans would have been 0.08% in 2016.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans increased to 1.08% at December 31, 2016 from 1.01% at December 31, 2015. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2016. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2016	2015

Service charges on deposit accounts	$773	$823
Mortgage lending	947	1,444
Bank-owned life insurance	456	747
Securities (losses) gains, net	(221)	16
Other	1,428	1,502

Total noninterest income	$3,383	$4,532

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

The following table presents a breakdown of the Company’s mortgage lending income for 2016 and 2015.

	Year ended December 31
(Dollars in thousands)	2016	2015

Origination income	$764	$1,152
Servicing fees, net	184	239
(Increase) decrease in MSR valuation allowance	(1)	53

Total mortgage lending income	$947	$1,444

The decrease in mortgage lending income was primarily due to a decrease in the volume of mortgage loans originated and sold. The decrease in volume is due to various factors, including the Company’s efforts to comply with the new TILA-RESPA Integrated Disclosure (TRID) rules and a reduction in the number of mortgage originators. Servicing fees, net decreased as amortization expense increased due to faster prepayments.

Income from bank-owned life insurance decreased in 2016, compared to 2015 due to non-taxable death benefits received in the prior year. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

Securities (losses) gains, net consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net losses realized on the sale of securities were $221 thousand for 2016, compared to net gains realized on the sale of securities of $16 thousand for 2015. The Company did not incur any other-than-temporary impairment charges in 2016 and 2015.

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2016	2015

Salaries and benefits	$9,826	$9,293
Net occupancy and equipment	1,474	1,547
Professional fees	825	756
FDIC and other regulatory assessments	406	472
Other real estate owned, net	(371)	11
(Gain) loss on early extinguishment of debt	(790)	362
Other	3,978	3,931

Total noninterest expense	$15,348	$16,372

The increase in salaries and benefits expense reflects routine annual increases.

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s initial assessment rate during 2016. In addition to changes in the FDIC assessment rate formula for banks with less than $10 billion in assets, the initial assessment rate for all banks decreased effective July 1, 2016 due to the Deposit Insurance Reserve Fund ratio exceeding 1.15% at June 30, 2016.

The decrease in other real estate owned expense was primarily due to gains realized from sale of OREO.

During 2016 the Company recognized a $0.8 million gain on early extinguishment of debt when it purchased $4.0 million of the $7.0 million in outstanding trust preferred securities issued by Auburn National Bancorporation Capital Trust, Inc. (the “Trust”) and deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding. During 2015, the Company repaid $5.0 million of long-term debt with an interest rate of 3.59% and incurred $0.4 million loss on early extinguishment of debt.

Income Tax Expense

Income tax expense was $3.1 million in 2016 compared to $2.8 million in 2015. The Company’s effective income tax rate was 27.57% in 2016, compared to 26.41% in 2015. The Company’s effective income tax rate increased primarily due to an increase in the levels of earnings before taxes and a decrease in tax exempt earnings from bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $243.6 million at December 31, 2016, an increase of $1.9 million, or 1%, compared to $241.7 million as of December 31, 2015. This increase was primarily due to an increase of $6.1 million in amortized cost basis of securities available-for-sale from purchases, net of principal repayments, maturities and calls, partially offset by a decrease of $4.2 million due to the change in unrealized gains (losses) on available-for-sale securities, reflecting a decrease in prices as long-term interest rates increased. The average tax-equivalent yields earned on total securities were 2.99% in 2016 and 3.05% in 2015.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2016 according to contractual maturity. Actual maturities may differ from contractual maturities of residential mortgage-backed securities (“RMBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

	December 31, 2016
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Total Fair Value

Agency obligations	$3,047	22,531	19,893	—	45,471
Agency RMBS	—	972	16,171	110,644	127,787
State and political subdivisions	—	2,480	10,210	57,624	70,314

Total available-for-sale	$3,047	25,983	46,274	168,268	243,572

Weighted average yield:
Agency obligations	1.01%	1.82%	1.95%	—	1.82%
Agency RMBS	—	2.24%	2.32%	2.23%	2.24%
State and political subdivisions	—	3.95%	3.83%	3.28%	3.38%

Total available-for-sale	1.01%	2.04%	2.49%	2.59%	2.49%

Loans
	December 31

(In thousands)	2016	2015	2014	2013	2012

Commercial and industrial	$49,850	52,479	54,329	57,780	59,334
Construction and land development	41,650	43,694	37,298	36,479	37,631
Commercial real estate	220,439	203,853	192,006	174,920	183,611
Residential real estate	110,855	116,673	107,641	101,706	105,631
Consumer installment	8,712	10,220	12,335	12,893	12,219

Total loans	431,506	426,919	403,609	383,778	398,426
Less: unearned income	(560)	(509)	(655)	(439)	(233)

Loans, net of unearned income	$430,946	426,410	402,954	383,339	398,193

Total loans, net of unearned income, were $430.9 million at December 31, 2016, an increase of $4.5 million, or 1%, from $426.4 million at December 31, 2015. Four loan categories represented the majority of the loan portfolio at December 31, 2016: commercial real estate mortgage loans (51%), residential real estate mortgage loans (26%), commercial and industrial loans (12%) and construction and land development loans (10%). Approximately 23% of the Company’s commercial real estate loans were classified as owner-occupied at December 31, 2016 and 2015.

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $13.7 million, or 3%, and $16.4 million, or 4%, of total loans, net of unearned income at December 31, 2016 and 2015, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $1.4 million and $0.9 million required interest-only payments at December 31, 2016 and 2015, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.3 million and $1.4 million as of December 31, 2016 and 2015, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “Critical Accounting Policies – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 4.73% in 2016 and 4.95% in 2015.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial positions. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $17.8 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.0 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2016, the Bank had no loan relationships exceeding this limit.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at December 31, 2016 (and related balances at December 31, 2015).

	December 31

(In thousands)	2016	2015

Multi-family residential properties	$46,998	$45,264
Lessors of 1-4 family residential properties	45,290	46,664
Shopping centers	40,925	38,116
Office buildings	22,366	18,818

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2016 and 2015, respectively, the allowance for loan losses was $4.6 million and $4.3 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2016 is presented below.

	Year ended December 31
(Dollars in thousands)	2016	2015	2014	2013	2012

Allowance for loan losses:
Balance at beginning of period	$4,289	4,836	5,268	6,723	6,919
Charge-offs:
Commercial and industrial	(97)	(100)	(46)	(514)	(289)
Construction and land development	—	—	(235)	(39)	(231)
Commercial real estate	(194)	(866)	—	(262)	(3,184)
Residential real estate	(182)	(89)	(438)	(808)	(545)
Consumer installment	(67)	(59)	(89)	(397)	(85)

Total charge-offs	(540)	(1,114)	(808)	(2,020)	(4,334)
Recoveries:
Commercial and industrial	29	22	71	48	54
Construction and land development	1,212	17	8	6	46
Commercial real estate	—	—	119	4	71
Residential real estate	127	313	112	88	134
Consumer installment	11	15	16	19	18

Total recoveries	1,379	367	326	165	323

Net recoveries (charge-offs)	839	(747)	(482)	(1,855)	(4,011)
Provision for loan losses	(485)	200	50	400	3,815

Ending balance	$4,643	4,289	4,836	5,268	6,723

as a % of loans	1.08%	1.01	1.20	1.37	1.69
as a % of nonperforming loans	196%	158	433	124	64
Net (recoveries) charge-offs as a % of average loans	(0.19)%	0.18	0.12	0.48	1.03

As noted under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.08% at December 31, 2016, compared to 1.01% at December 31, 2015. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net recoveries were $0.8 million, or 0.19% of average loans, in 2016, compared to net charge-offs of $0.7 million, or 0.18%, in 2015. In 2016, the Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan. Excluding this recovery, net charge-offs as a percent of average loans would have been 0.08%.

At December 31, 2016 and 2015, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 196% and 158%, respectively. The increase was due to several factors, including certain refinements to our allowance for loan loss methodology described under “Critical Accounting Policies”, loan portfolio growth, and a decrease in nonperforming loans.

At December 31, 2016 and 2015, the Company’s recorded investment in loans considered impaired was $2.1 million and $3.4 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $31 thousand and $121 thousand at each respective date. The decrease was due to two loan payoffs with balances totaling $1.3 million.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2016 the Company had $2.5 million in nonperforming assets compared to $3.0 million at December 31, 2015.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31
(Dollars in thousands)	2016	2015	2014	2013	2012

Nonperforming assets:
Nonperforming (nonaccrual) loans	$2,370	2,714	1,117	4,261	10,535
Other real estate owned	152	252	534	3,884	4,919

Total nonperforming assets	$2,522	2,966	1,651	8,145	15,454

as a % of loans and other real estate owned	0.59%	0.70	0.41	2.10	3.83
as a % of total assets	0.30%	0.36	0.21	1.08	2.03
Nonperforming loans as a % of total loans	0.55%	0.64	0.28	1.11	2.65
Accruing loans 90 days or more past due	$—	—	—	73	58

The table below provides information concerning the composition of nonaccrual loans at December 31, 2016 and 2015, respectively.

	December 31
(In thousands)	2016	2015

Nonaccrual loans:
Commercial and industrial	$37	43
Construction and land development	32	583
Commercial real estate	2,027	1,750
Residential real estate	252	325
Consumer installment	22	13

Total nonaccrual loans / nonperforming loans	$2,370	2,714

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2016, the Company had $2.4 million in loans on nonaccrual, compared to $2.7 million at December 31, 2015.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2016 and 2015, the Company had $0.2 million and $1.1 million, respectively, in accruing TDRs.

At December 31, 2016 and 2015, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of OREO at December 31, 2016 and 2015, respectively.

	December 31
(In thousands)	2016	2015

Other real estate owned:
Commercial:
Developed lots	$37	252
Residential	115	—

Total other real estate owned	$152	252

At December 31, 2016, the Company held $0.2 million in OREO, which was acquired from borrowers compared to $0.3 million at December 31, 2015.
Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.8 million, or 1.4% of total loans at December 31, 2016, compared to $5.9 million, or 1.4% of total loans at December 31, 2015.

The table below provides information concerning the composition of potential problem loans at December 31, 2016 and 2015, respectively.
	December 31
(In thousands)	2016	2015

Potential problem loans:
Commercial and industrial	$233	323
Construction and land development	340	593
Commercial real estate	854	491
Residential real estate	4,326	4,371
Consumer installment	90	114

Total potential problem loans	$5,843	5,892

At December 31, 2016, approximately $0.5 million or 8.9% of total potential problem loans were past due at least 30 but less than 90 days.
The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2016 and 2015, respectively.
	December 31
(In thousands)	2016	2015

Performing loans past due 30 to 89 days:
Commercial and industrial	$66	49
Construction and land development	395	—
Commercial real estate	242	—
Residential real estate	1,301	1,334
Consumer installment	38	28

Total performing loans past due 30 to 89 days	$2,042	1,411

Deposits

	December 31
(In thousands)	2016	2015

Noninterest bearing demand	$181,890	156,817
NOW	117,943	118,998
Money market	179,643	183,042
Savings	51,530	45,172
Certificates of deposit under $100,000	77,255	85,427
Certificates of deposit and other time deposits of $100,000 or more	120,510	123,740
Brokered certificates of deposit	10,372	10,431

Total deposits	$739,143	723,627

Total deposits were $739.1 million and $723.6 million at December 31, 2016 and 2015, respectively. The increase in total deposits of $15.5 million and the change in deposit mix reflect customer preferences for short-term instruments in a low interest rate environment.

The average rates paid on total interest-bearing deposits were 0.68% in 2016 and 0.73% in 2015. Noninterest bearing deposits were 25% and 22% of total deposits at both December 31, 2016 and 2015, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2016 and 2015, repectively. Securities sold under agreements to repurchase totaled $3.4 million and $3.0 million at December 31, 2016 and 2015, respectively.

The average rates paid on short-term borrowings was 0.50% in 2016 and 2015, respectively. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the two-year period ended December 31, 2016 is included in Note 10 to the accompanying consolidated financial statements included in this annual report.

Long-term debt includes subordinated debentures related to trust preferred securities. The Company had $3.2 million in junior subordinated debentures related to trust preferred securities outstanding at December 31, 2016 compared to $7.2 at December 31, 2015. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rates paid on long-term debt were 3.52% in 2016 and 3.40% in 2015.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $82.2 million and $79.9 million as of December 31, 2016 and 2015, respectively. The change from December 31, 2015 was primarily driven by net earnings of $8.2 million, partially offset by cash dividends paid of $3.3 million and an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $2.6 million.

The Company’s Tier 1 leverage ratio was 10.27%, Common Equity Tier 1 (“CET1”) risk-based capital ratio was 16.44%, Tier 1 risk-based capital ratio was 17.00%, and total risk-based capital ratio was 17.95% at December 31, 2016. These ratios exceed the minimum regulatory capital percentages of 5.0% for Tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for Tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates up or down when compared to the baseline net interest income forecast at December 31, 2016.

Changes in Interest Rates	Net Interest Income % Variance
400 basis points	3.24%
300 basis points	2.45
200 basis points	1.87
100 basis points	0.33
(100) basis points	0.36
(200) basis points	NM
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2016, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

The following table reports the variance of EVE assuming an immediate change in interest rates up or down when compared to the baseline EVE at December 31, 2016.

Changes in Interest Rates	EVE % Variance
400 basis points	(22.69) %
300 basis points	(16.33)
200 basis points	(10.50)
100 basis points	(4.54)
(100) basis points	0.22
(200) basis points	NM
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2016, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2016 and 2015, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2016, the Bank had a remaining available line of credit with the FHLB totaling $251.4 million. As of December 31, 2016, the Bank also had $41.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2016, which by their terms had contractual maturity and termination dates subsequent to December 31, 2016:

	Payments due by period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Contractual obligations:
Deposit maturities (1)	$739,143	641,434	81,128	16,581	—
Long-term debt	3,217	—	—	—	3,217
Operating lease obligations	245	155	87	3	—

Total	$742,605	$641,589	$81,215	$16,584	$3,217

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

Off-Balance Sheet Arrangements

At December 31, 2016, the Bank had outstanding standby letters of credit of $7.4 million and unfunded loan commitments outstanding of $46.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

As of December 31, 2016, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $338.4 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

In 2016, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase one loan with an aggregate principal balance of $196 thousand that was current as to principal and interest at the time of repurchase. During 2015, the Company was required to repurchase two loans with an aggregate principal balance of $287 thousand that were current as to principal and interest at the time of repurchase and reimburse Fannie Mae approximately $37 thousand related to a make whole request. At December 31, 2016, the Company had no pending repurchase requests related to representation and warranty provisions.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of December 31, 2016, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers (Topic 606);

•	ASU 2015-14, Revenue from Contracts with Customers (Topic 606)– Deferral of the Effective Date;

•	ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and

               Financial Liabilities;

•	ASU 2016-02, Leases (Topic 842);

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments; and

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted cash, amends guidance on how the statement of cash flows presents the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments are applied using a retrospective transition method to each period transitioned. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

	Year ended December 31
(In thousands)	2016	2015	2014	2013	2012

Net interest income (GAAP)	$22,732	22,718	21,453	20,922	20,897
Tax-equivalent adjustment	1,276	1,342	1,288	1,440	1,642

Net interest income (Tax-equivalent)	$24,008	24,060	22,741	22,362	22,539

Table 2 - Selected Financial Data

Year ended December 31
(Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012

Income statement
Tax-equivalent interest income (a)	$28,092	28,495	28,105	28,898	30,709
Total interest expense	4,084	4,435	5,364	6,536	8,170

Tax equivalent net interest income (a)	24,008	24,060	22,741	22,362	22,539

Provision for loan losses	(485)	200	50	400	3,815
Total noninterest income	3,383	4,532	3,933	7,298	10,483
Total noninterest expense	15,348	16,372	15,104	18,412	19,383

Net earnings before income taxes and tax-equivalent adjustment	12,528	12,020	11,520	10,848	9,824
Tax-equivalent adjustment	1,276	1,342	1,288	1,440	1,642
Income tax expense	3,102	2,820	2,784	2,290	1,419

Net earnings	$8,150	7,858	7,448	7,118	6,763

Per share data:
Basic and diluted net earnings	$2.24	2.16	2.04	1.95	1.86
Cash dividends declared	$0.90	0.88	0.86	0.84	0.82
Weighted average shares outstanding
Basic and diluted	3,643,504	3,643,428	3,643,278	3,643,003	3,642,831
Shares outstanding	3,643,523	3,643,478	3,643,328	3,643,118	3,642,903
Book value	$22.55	21.94	20.80	17.70	19.26
Common stock price
High	$31.31	30.39	25.80	25.75	26.65
Low	24.56	23.15	22.10	20.80	18.23
Period-end	$31.31	29.62	23.64	25.00	20.85
To earnings ratio	13.98	x	13.78	11.59	12.89	11.21
To book value	139%	135	114	141	108
Performance ratios:
Return on average equity	9.65%	9.98	10.53	10.33	9.85
Return on average assets	0.98%	0.98	0.97	0.94	0.90
Dividend payout ratio	40.18%	40.74	42.16	43.08	44.09
Average equity to average assets	10.14%	9.79	9.17	9.07	9.09
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.08%	1.01	1.20	1.37	1.69
Nonperforming loans	196%	158	433	124	64
Nonperforming assets as a % of:
Loans and other real estate owned	0.59%	0.70	0.41	2.10	3.83
Total assets	0.30%	0.36	0.21	1.08	2.03
Nonperforming loans as % of loans	0.55%	0.64	0.28	1.11	2.65
Net (recoveries) charge-offs as a % of average loans	(0.19)%	0.18	0.12	0.48	1.03
Capital Adequacy:
CET 1 risk-based capital ratio	16.44%	15.28	na	na	na
Tier 1 risk-based capital ratio	17.00%	16.57	17.45	17.19	16.20
Total risk-based capital ratio	17.95%	17.44	18.54	18.40	17.46
Tier 1 leverage ratio	10.27%	10.35	10.32	10.10	9.58
Other financial data:
Net interest margin (a)	3.05%	3.17	3.15	3.16	3.21
Effective income tax rate	27.57%	26.41	27.21	24.34	17.34
Efficiency ratio (b)	56.03%	57.26	56.62	62.08	58.70
Selected period end balances:
Securities	$243,572	241,687	267,603	271,219	259,475
Loans, net of unearned income	430,946	426,410	402,954	383,339	398,193
Allowance for loan losses	4,643	4,289	4,836	5,268	6,723
Total assets	831,943	817,189	789,231	751,343	759,833
Total deposits	739,143	723,627	693,390	668,844	636,817
Long-term debt	3,217	7,217	12,217	12,217	47,217
Total stockholders’ equity	82,177	79,949	75,799	64,485	70,149

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Average Balance and Net Interest Income Analysis

	Year ended December 31
	2016			2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$432,180	$20,453	4.73%	$413,616	$20,484	4.95%
Securities - taxable	166,870	3,282	1.97%	186,845	3,851	2.06%
Securities - tax-exempt (2)	68,507	3,754	5.48%	68,386	3,946	5.77%

Total securities	235,377	7,036	2.99%	255,231	7,797	3.05%
Federal funds sold	49,446	249	0.50%	58,607	137	0.23%
Interest bearing bank deposits	70,064	354	0.51%	31,028	77	0.25%

Total interest-earning assets	787,067	28,092	3.57%	758,482	28,495	3.76%
Cash and due from banks	13,126			13,232
Other assets	32,127			32,413

Total assets	$832,320			$804,127

Interest-bearing liabilities:
Deposits:
NOW	$121,723	333	0.27%	$115,146	348	0.30%
Savings and money market	232,601	890	0.38%	215,936	832	0.39%
Certificates of deposits less than $100,000	80,760	781	0.97%	91,136	935	1.03%
Certificates of deposits and other time deposits of $100,000 or more	131,902	1,837	1.39%	140,831	2,020	1.43%

Total interest-bearing deposits	566,986	3,841	0.68%	563,049	4,135	0.73%
Short-term borrowings	2,973	15	0.50%	3,601	18	0.50%
Long-term debt	6,474	228	3.52%	8,286	282	3.40%

Total interest-bearing liabilities	576,433	4,084	0.71%	574,936	4,435	0.77%
Noninterest-bearing deposits	167,695			147,259
Other liabilities	3,760			3,208
Stockholders’ equity	84,432			78,724

Total liabilities and and stockholders’ equity	$832,320			$804,127

Net interest income and margin		$24,008	3.05%		$24,060	3.17%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Volume and Rate Variance Analysis

	Years ended December 31, 2016 vs. 2015			Years ended December 31, 2015 vs. 2014
	Net	Due to change in		Net	Due to change in

(Dollars in thousands)	Change	Rate (2)	Volume (2)	Change	Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$(31)	(910)	879	$933	(317)	1,250
Securities - taxable	(569)	(176)	(393)	(776)	(347)	(429)
Securities - tax-exempt (1)	(192)	(199)	7	156	(162)	318

Total securities	(761)	(375)	(386)	(620)	(509)	(111)
Federal funds sold	112	158	(46)	28	22	6
Interest bearing bank deposits	277	80	197	49	(12)	61

Total interest income	$(403)	(1,047)	644	$390	(816)	1,206

Interest expense:
Deposits:
NOW	$(15)	(33)	18	$17	(12)	29
Savings and money market	58	(6)	64	(150)	(243)	93
Certificates of deposits less than $100,000	(154)	(54)	(100)	(234)	(127)	(107)
Certificates of deposits and other time deposits of $100,000 or more	(183)	(59)	(124)	(425)	(207)	(218)

Total interest-bearing deposits	(294)	(152)	(142)	(792)	(589)	(203)
Short-term borrowings	(3)	—	(3)	(1)	—	(1)
Long-term debt	(54)	10	(64)	(136)	(2)	(134)

Total interest expense	(351)	(142)	(209)	(929)	(591)	(338)

Net interest income	$(52)	(905)	853	$1,319	(225)	1,544

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5 - Loan Portfolio Composition

	December 31

(In thousands)	2016	2015	2014	2013	2012

Commercial and industrial	$49,850	52,479	54,329	57,780	59,334
Construction and land development	41,650	43,694	37,298	36,479	37,631
Commercial real estate	220,439	203,853	192,006	174,920	183,611
Residential real estate	110,855	116,673	107,641	101,706	105,631
Consumer installment	8,712	10,220	12,335	12,893	12,219

Total loans	431,506	426,919	403,609	383,778	398,426
Less: unearned income	(560)	(509)	(655)	(439)	(233)

Loans, net of unearned income	430,946	426,410	402,954	383,339	398,193
Less: allowance for loan losses	(4,643)	(4,289)	(4,836)	(5,268)	(6,723)

Loans, net	$426,303	422,121	398,118	378,071	391,470

Table 6 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2016

	1 year	1 to 5	After 5		Adjustable	Fixed
(Dollars in thousands)	or less	years	years	Total	Rate	Rate	Total

Commercial and industrial	$32,599	8,777	8,474	49,850	18,290	31,560	49,850
Construction and land development	21,434	17,689	2,527	41,650	20,335	21,315	41,650
Commercial real estate	24,144	82,353	113,942	220,439	14,359	206,080	220,439
Residential real estate	7,185	23,616	80,054	110,855	60,678	50,177	110,855
Consumer installment	3,164	5,208	340	8,712	1,206	7,506	8,712

Total loans	$88,526	137,643	205,337	431,506	114,868	316,638	431,506

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2016		2015	2014	2013	2012

Allowance for loan losses:
Balance at beginning of period	$4,289		4,836	5,268	6,723	6,919
Charge-offs:
Commercial and industrial	(97)		(100)	(46)	(514)	(289)
Construction and land development	—		—	(235)	(39)	(231)
Commercial real estate	(194)		(866)	—	(262)	(3,184)
Residential real estate	(182)		(89)	(438)	(808)	(545)
Consumer installment	(67)		(59)	(89)	(397)	(85)

Total charge-offs	(540)		(1,114)	(808)	(2,020)	(4,334)

Recoveries:
Commercial and industrial	29		22	71	48	54
Construction and land development	1,212		17	8	6	46
Commercial real estate	—		—	119	4	71
Residential real estate	127		313	112	88	134
Consumer installment	11		15	16	19	18

Total recoveries	1,379		367	326	165	323

Net recoveries (charge-offs)	839		(747)	(482)	(1,855)	(4,011)
Provision for loan losses	(485)		200	50	400	3,815

Ending balance	$4,643		4,289	4,836	5,268	6,723

as a % of loans	1.08	%	1.01	1.20	1.37	1.69
as a % of nonperforming loans	196	%	158	433	124	64
Net (recoveries) charge-offs as % of average loans	(0.19)%		0.18	0.12	0.48	1.03

Nonperforming assets:
Nonaccrual/nonperforming loans	$2,370		2,714	1,117	4,261	10,535
Other real estate owned	152		252	534	3,884	4,919

Total nonperforming assets	$2,522		2,966	1,651	8,145	15,454

as a % of loans and other real estate owned	0.59	%	0.70	0.41	2.10	3.83
as a % total assets	0.30	%	0.36	0.21	1.08	2.03
Nonperforming loans as a % of total loans	0.55	%	0.64	0.28	1.11	2.65
Accruing loans 90 days or more past due	$—		—	—	73	58

Table 8 - Allocation of Allowance for Loan Losses

	December 31
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$540	11.6	$523	12.3	$639	13.5	$386	15.1	$812	14.9
Construction and land development	812	9.7	669	10.2	974	9.2	366	9.5	1,545	9.4
Commercial real estate	2,071	51.0	1,879	47.8	1,928	47.5	3,186	45.5	3,137	46.1
Residential real estate	1,107	25.7	1,059	27.3	1,119	26.7	1,114	26.5	1,126	26.5
Consumer installment	113	2.0	159	2.4	176	3.1	216	3.4	103	3.1

Total allowance for loan losses	$4,643		$4,289		$4,836		$5,268		$6,723

*	Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2016

Maturity of:
3 months or less	$14,336
Over 3 months through 6 months	9,439
Over 6 months through 12 months	48,289
Over 12 months	58,818

Total CDs and other time deposits of $100,000 or more (1)	$130,882

(1)	Includes brokered certificates of deposit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, under the supervision and with the participation of its principal executive and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, and the results of the audit process described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management has concluded that such internal control over financial reporting was effective as of December 31, 2016.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.:

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auburn National Bancorporation, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis Decosimo, LLC

Greenville, South Carolina
March 3, 2017

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

		December 31

(Dollars in thousands, except share data)	2016	2015

Assets:
Cash and due from banks	$15,673	$9,806
Federal funds sold	42,096	57,395
Interest bearing bank deposits	63,508	46,729

Cash and cash equivalents	121,277	113,930

Securities available-for-sale	243,572	241,687
Loans held for sale	1,497	1,540
Loans, net of unearned income	430,946	426,410
Allowance for loan losses	(4,643)	(4,289)

Loans, net	426,303	422,121

Premises and equipment, net	12,602	11,866
Bank-owned life insurance	17,888	17,433
Other real estate owned	152	252
Other assets	8,652	8,360

Total assets	$831,943	$817,189

Liabilities:
Deposits:
Noninterest-bearing	$181,890	$156,817
Interest-bearing	557,253	566,810

Total deposits	739,143	723,627
Federal funds purchased and securities sold under agreements to repurchase	3,366	2,951
Long-term debt	3,217	7,217
Accrued expenses and other liabilities	4,040	3,445

Total liabilities	749,766	737,240

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,767	3,766
Retained earnings	85,716	80,845
Accumulated other comprehensive (loss) income, net	(708)	1,937
Less treasury stock, at cost - 313,612 shares and 313,657 shares at December 31, 2016 and 2015, respectively	(6,637)	(6,638)

Total stockholders’ equity	82,177	79,949

Total liabilities and stockholders’ equity	$831,943	$817,189

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year ended December 31
(Dollars in thousands, except share and per share data)	2016	2015

Interest income:
Loans, including fees	$20,453	$20,484
Securities:
Taxable	3,282	3,851
Tax-exempt	2,478	2,604
Federal funds sold and interest bearing bank deposits	603	214

Total interest income	26,816	27,153

Interest expense:
Deposits	3,841	4,135
Short-term borrowings	15	18
Long-term debt	228	282

Total interest expense	4,084	4,435

Net interest income	22,732	22,718
Provision for loan losses	(485)	200

Net interest income after provision for loan losses	23,217	22,518

Noninterest income:
Service charges on deposit accounts	773	823
Mortgage lending	947	1,444
Bank-owned life insurance	456	747
Other	1,428	1,502
Securities (losses) gains, net	(221)	16

Total noninterest income	3,383	4,532

Noninterest expense:
Salaries and benefits	9,826	9,293
Net occupancy and equipment	1,474	1,547
Professional fees	825	756
FDIC and other regulatory assessments	406	472
Other real estate owned, net	(371)	11
(Gain) loss on early extinguishment of debt	(790)	362
Other	3,978	3,931

Total noninterest expense	15,348	16,372

Earnings before income taxes	11,252	10,678
Income tax expense	3,102	2,820

Net earnings	$8,150	$7,858

Net earnings per share:
Basic and diluted	$2.24	$2.16

Weighted average shares outstanding:
Basic and diluted	3,643,504	3,643,428

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31

(Dollars in thousands)	2016	2015

Net earnings	$8,150	$7,858

Other comprehensive loss, net of tax:
Unrealized net holding loss on all other securities	(2,784)	(496)
Reclassification adjustment for net loss (gain) on securities recognized in net earnings	139	(10)

Other comprehensive loss	(2,645)	(506)

Comprehensive income	$5,505	$7,352

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury

(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	(loss) income	stock	Total

Balance, December 31, 2014	3,957,135	$39	3,763	76,193	2,443	(6,639)	$75,799
Net earnings	—	—	—	7,858	—	—	7,858
Other comprehensive loss	—	—	—	—	(506)	—	(506)
Cash dividends paid ($0.88 per share)	—	—	—	(3,206)	—	—	(3,206)
Sale of treasury stock (150 shares)	—	—	3	—	—	1	4

Balance, December 31, 2015	3,957,135	$39	$3,766	$80,845	$1,937	$(6,638)	$79,949

Net earnings	—	—	—	8,150	—	—	8,150
Other comprehensive loss	—	—	—	—	(2,645)	—	(2,645)
Cash dividends paid ($0.90 per share)	—	—	—	(3,279)	—	—	(3,279)
Sale of treasury stock (45 shares)	—	—	1	—	—	1	2

Balance, December 31, 2016	3,957,135	$39	$3,767	$85,716	$(708)	$(6,637)	$82,177

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31

(In thousands)	2016	2015

Cash flows from operating activities:
Net earnings	$8,150	$7,858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(485)	200
Depreciation and amortization	1,200	1,166
Premium amortization and discount accretion, net	1,677	1,549
Deferred tax expense	461	620
Net loss (gain) on securities available for sale	221	(16)
Net gain on sale of loans held for sale	(764)	(1,152)
Net (gain) loss on other real estate owned	(392)	1
(Gain) loss on early extinguishment of debt	(790)	362
Loans originated for sale	(42,860)	(63,566)
Proceeds from sale of loans	43,343	64,623
Increase in cash surrender value of bank owned life insurance	(455)	(471)
Income recognized from death benefit on bank-owned life insurance	—	(276)
Net decrease (increase) in other assets	412	(350)
Net increase in accrued expenses and other liabilities	769	304

Net cash provided by operating activities	$10,487	$10,852

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	26,110	—
Proceeds from maturities of securities available-for-sale	63,410	31,334
Purchase of securities available-for-sale	(97,494)	(7,752)
Increase in loans, net	(4,097)	(24,212)
Net purchases of premises and equipment	(1,206)	(1,534)
(Increase) decrease in FHLB stock	(25)	191
Proceeds from bank-owned life insurance death benefit	—	1,319
Proceeds from sale of other real estate owned	720	290

Net cash used in investing activities	$(12,582)	$(364)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	25,073	26,657
Net (decrease) increase in interest-bearing deposits	(9,557)	3,580
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	415	(1,730)
Repayments or retirement of long-term debt	(3,210)	(5,362)
Dividends paid	(3,279)	(3,206)

Net cash provided by financing activities	$9,442	$19,939

Net change in cash and cash equivalents	$7,347	$30,427
Cash and cash equivalents at beginning of period	113,930	83,503

Cash and cash equivalents at end of period	$121,277	$113,930

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,108	$4,528
Income taxes	2,203	2,308
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	$400	$9

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

Accounting Standards Adopted in 2016

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

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2016, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the anticipated life of the security using the effective interest method, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2016. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. As of December 31, 2016 and 2015, respectively, the Company had no such securities or other rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

	Year ended December 31

(Dollars in thousands, except share and per share data)	2016	2015

Basic and diluted:
Net earnings	$8,150	$7,858
Weighted average common shares outstanding	3,643,504	3,643,428

Net earnings per share	$2.24	$2.16

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At December 31, 2016, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

Trust Preferred Securities

The Company owns the common stock of a subsidiary business trust, Auburn National Bancorporation Capital Trust I (the “Trust”), which issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in 2003 in the aggregate of approximately $7.0 million at the time of issuance. The Trust meets the definition of a VIE of which the Company is not the primary beneficiary; the Trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the Trust using the proceeds from the issuance of the trust preferred securities and common stock.

In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold by the FDIC, as receiver of a failed bank that had held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding. The Company realized a pre-tax gain of $0.8 million on the early extinguishment of debt in this transaction. The remaining junior subordinated debentures of approximately $3.2 million are included in long-term debt and the Company’s equity interest of $0.2 million in the Trust is included in other assets. Interest expense on the junior subordinated debentures is included in interest expense on long-term debt.

The following table summarizes VIEs that are not consolidated by the Company as of December 31, 2016.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 3,217	Long-term debt

NOTE 4: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2016 and 2015, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 5: SECURITIES

At December 31, 2016 and 2015, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2016 and 2015, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized

(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

December 31, 2016
Agency obligations (a)	$3,047	22,531	19,893	—	45,471	331	973	$46,113
Agency RMBS (a)	—	972	16,171	110,644	127,787	551	1,805	129,041
State and political subdivisions	—	2,480	10,210	57,624	70,314	1,509	734	69,539

Total available-for-sale	$3,047	25,983	46,274	168,268	243,572	2,391	3,512	$244,693

December 31, 2015
Agency obligations (a)	$5,000	25,852	19,463	9,770	60,085	384	518	$60,219
Agency RMBS (a)	—	1,623	13,511	95,820	110,954	968	780	$110,766
State and political subdivisions	—	497	12,094	58,057	70,648	3,022	7	$67,633

Total available-for-sale	$5,000	27,972	45,068	163,647	241,687	4,374	1,305	$238,618

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $137.2 million and $133.3 million at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million at December 31, 2016 and 2015, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2016 and 2015, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2016:
Agency obligations	$20,352	973	—	—	20,352	$973
Agency RMBS	89,062	1,805	—	—	89,062	1,805
State and political subdivisions	20,444	734	—	—	20,444	734

Total	$129,858	3,512	—	—	129,858	$3,512

December 31, 2015:
Agency obligations	$8,157	2	24,444	516	32,601	$518
Agency RMBS	42,345	367	18,184	413	60,529	780
State and political subdivisions	267	1	969	6	1,236	7

Total	$50,769	370	43,597	935	94,366	$1,305

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

Cost-method investments

At December 31, 2016, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At December 31, 2016 and 2015, respectively, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the years ended December 31, 2016 and 2015, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales related to securities.

	Year ended December 31

(Dollars in thousands)	2016	2015

Gross realized gains	$166	16
Gross realized losses	(387)	—

Realized (losses) gains, net	$(221)	16

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31

(In thousands)	2016	2015

Commercial and industrial	$49,850	$52,479
Construction and land development	41,650	43,694
Commercial real estate:
Owner occupied	49,745	46,602
Multifamily	46,998	45,264
Other	123,696	111,987

Total commercial real estate	220,439	203,853
Residential real estate:
Consumer mortgage	65,564	70,009
Investment property	45,291	46,664

Total residential real estate	110,855	116,673
Consumer installment	8,712	10,220

Total loans	431,506	426,919
Less: unearned income	(560)	(509)

Loans, net of unearned income	$430,946	$426,410

Loans secured by real estate were approximately 86.4% of the total loan portfolio at December 31, 2016. At December 31, 2016, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

Commercial real estate (“CRE”) — includes loans disaggregated into three classes: (1) owner occupied (2) multi-family and (3) other.

•	Owner occupied – includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers. Generally the primary source of repayment is the cash flow from business operations and activities of the borrower, who owns the property.

•	Multifamily – primarily includes loans to finance income-producing multi-family properties. Loans in this class include loans for 5 or more unit residential property and apartments leased to residents. Generally, the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.

•	Other – primarily includes loans to finance income-producing commercial properties. Loans in this class include loans for neighborhood retail centers, hotels, medical and professional offices, single retail stores, industrial buildings, and warehouses leased generally to local businesses and residents. Generally the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates as well as the financial health of the borrower.

Residential real estate (“RRE”) — includes loans disaggregated into two classes: (1) consumer mortgage and (2) investment property.

•	Consumer mortgage – primarily includes first or second lien mortgages and home equity lines to consumers that are secured by a primary residence or second home. These loans are underwritten in accordance with the Bank’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history and property value.

•	Investment property – primarily includes loans to finance income-producing 1-4 family residential properties. Generally the primary source of repayment is dependent upon income generated from leasing the property securing the loan. The underwriting of these loans takes into consideration the rental rates as well as the financial health of the borrower.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2016 and 2015.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

December 31, 2016:
Commercial and industrial	$49,747	66	—	49,813	37	$49,850
Construction and land development	41,223	395	—	41,618	32	41,650
Commercial real estate:
Owner occupied	49,564	43	—	49,607	138	49,745
Multifamily	46,998	—	—	46,998	—	46,998
Other	121,608	199	—	121,807	1,889	123,696

Total commercial real estate	218,170	242	—	218,412	2,027	220,439
Residential real estate:
Consumer mortgage	64,059	1,282	—	65,341	223	65,564
Investment property	45,243	19	—	45,262	29	45,291

Total residential real estate	109,302	1,301	—	110,603	252	110,855
Consumer installment	8,652	38	—	8,690	22	8,712

Total	$427,094	2,042	—	429,136	2,370	$431,506

December 31, 2015:
Commercial and industrial	$52,387	49	—	52,436	43	$52,479
Construction and land development	43,111	—	—	43,111	583	43,694
Commercial real estate:
Owner occupied	46,372	—	—	46,372	230	46,602
Multifamily	45,264	—	—	45,264	—	45,264
Other	110,467	—	—	110,467	1,520	111,987

Total commercial real estate	202,103	—	—	202,103	1,750	203,853
Residential real estate:
Consumer mortgage	68,579	1,105	—	69,684	325	70,009
Investment property	46,435	229	—	46,664	—	46,664

Total residential real estate	115,014	1,334	—	116,348	325	116,673
Consumer installment	10,179	28	—	10,207	13	10,220

Total	$422,794	1,411	—	424,205	2,714	$426,919

The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they been accruing interest, amounted to approximately $107 thousand and $133 thousand for the years ended December 31, 2016 and 2015, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2016 and 2015, is presented below.

	Year ended December 31

(In thousands)	2016	2015

Beginning balance	$4,289	$4,836
Charged-off loans	(540)	(1,114)
Recovery of previously charged-off loans	1,379	367

Net charge-offs	839	(747)
Provision for loan losses	(485)	200

Ending balance	$4,643	$4,289

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2016 and 2015, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015.

(in thousands)	Commercial and industrial	Construction and land Development	Commercial Real Estate	Residential Real Estate	Consumer Installment	Total

Balance, December 31, 2014	$639	974	1,928	1,119	176	$4,836
Charge-offs	(100)	—	(866)	(89)	(59)	(1,114)
Recoveries	22	17	—	313	15	367

Net (charge-offs) recoveries	(78)	17	(866)	224	(44)	(747)
Provision	(38)	(322)	817	(284)	27	200

Balance, December 31, 2015	$523	669	1,879	1,059	159	$4,289

Charge-offs	(97)	—	(194)	(182)	(67)	(540)
Recoveries	29	1,212	—	127	11	1,379

Net (charge-offs) recoveries	(68)	1,212	(194)	(55)	(56)	839
Provision	85	(1,069)	386	103	10	(485)

Balance, December 31, 2016	$540	812	2,071	1,107	113	$4,643

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2016 and 2015.

	Collectively evaluated (1)		Individually evaluated (2)		Total

(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

December 31, 2016:
Commercial and industrial	$540	49,835	—	15	540	49,850
Construction and land development	812	41,618	—	32	812	41,650
Commercial real estate	2,040	218,356	31	2,083	2,071	220,439
Residential real estate	1,107	110,855	—	—	1,107	110,855
Consumer installment	113	8,712	—	—	113	8,712

Total	$4,612	429,376	31	2,130	4,643	431,506

December 31, 2015:
Commercial and industrial	$523	52,431	—	48	523	52,479
Construction and land development	669	43,111	—	583	669	43,694
Commercial real estate	1,758	201,077	121	2,776	1,879	203,853
Residential real estate	1,059	116,673	—	—	1,059	116,673
Consumer installment	159	10,220	—	—	159	10,220

Total	$4,168	423,512	121	3,407	4,289	426,919

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

December 31, 2016
Commercial and industrial	$49,558	22	233	37	$49,850
Construction and land development	41,165	113	340	32	41,650
Commercial real estate:
Owner occupied	48,788	414	405	138	49,745
Multifamily	46,998	—	—	—	46,998
Other	121,326	32	449	1,889	123,696

Total commercial real estate	217,112	446	854	2,027	220,439
Residential real estate:
Consumer mortgage	59,450	2,613	3,278	223	65,564
Investment property	44,109	105	1,048	29	45,291

Total residential real estate	103,559	2,718	4,326	252	110,855
Consumer installment	8,580	20	90	22	8,712

Total	$419,974	3,319	5,843	2,370	$431,506

December 31, 2015
Commercial and industrial	$48,038	4,075	323	43	$52,479
Construction and land development	42,458	60	593	583	43,694
Commercial real estate:
Owner occupied	45,772	381	219	230	46,602
Multifamily	45,264	—	—	—	45,264
Other	110,159	36	272	1,520	111,987

Total commercial real estate	201,195	417	491	1,750	203,853
Residential real estate:
Consumer mortgage	64,502	1,964	3,218	325	70,009
Investment property	45,399	112	1,153	—	46,664

Total residential real estate	109,901	2,076	4,371	325	116,673
Consumer installment	10,038	55	114	13	10,220

Total	$411,630	6,683	5,892	2,714	$426,919

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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2016 and 2015.

	December 31, 2016
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$15	—	15
Construction and land development	140	(108)	32
Commercial real estate:
Other	2,874	(984)	1,890

Total commercial real estate	2,874	(984)	1,890

Total	$3,029	(1,092)	1,937

With allowance recorded:
Commercial real estate:
Owner occupied	193	—	193	31

Total commercial real estate	193	—	193	31

Total	$193	—	193	$31

Total impaired loans	$3,222	(1,092)	2,130	$31

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2015

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$48	—	48
Construction and land development	2,582	(1,999)	583
Commercial real estate:
Owner occupied	308	(78)	230
Other	2,136	(617)	1,519

Total commercial real estate	2,444	(695)	1,749

Total	$5,074	(2,694)	2,380

With allowance recorded:
Commercial real estate:
Owner occupied	$1,027	—	1,027	$121

Total commercial real estate	1,027	—	1,027	121

Total	$1,027	—	1,027	$121

Total impaired loans	$6,101	(2,694)	3,407	$121

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2016		Year ended December 31, 2015

(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$31	2	$60	4
Construction and land development	94	—	603	—
Commercial real estate:
Owner occupied	699	31	1,328	62
Other	1,687	—	911	18

Total commercial real estate	2,386	31	2,239	80
Residential real estate:
Consumer mortgages	—	—	349	173
Investment property	—	—	70	76

Total residential real estate	—	—	419	249

Total	$2,511	33	$3,321	333

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

The following is a summary of accruing and nonaccrual TDRs and the related loan losses, by portfolio segment and class.

	TDRs
	Accruing	Nonaccrual	Total	Related Allowance
(In thousands)

December 31, 2016
Commercial and industrial	$15	—	15	$—
Construction and land development	—	32	32	—
Commercial real estate:
Owner occupied	193	—	193	31
Other	—	1,818	1,818	—

Total commercial real estate	193	1,818	2,011	31

Total	$208	1,850	2,058	$31

December 31, 2015
Commercial and industrial	$48	—	48	$—
Construction and land development	—	582	582	—
Commercial real estate:
Owner occupied	1,027	230	1,257	121

Total commercial real estate	1,027	230	1,257	121

Total	$1,075	812	1,887	$121

At December 31, 2016, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective years both before and after modification.

($ in thousands)	Number of contracts		Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

December 31, 2016
Commercial real estate:
Other	3	$	3,147	3,137

Total commercial real estate	3		3,147	3,137

Total	3	$	3,147	3,137

December 31, 2015
Commercial and industrial	1	$	61	66
Construction and land development	1		116	113
Commercial real estate:
Owner occupied	1		216	218
Other	1		592	592

Total commercial real estate	2		808	810

Total	4	$	985	989

The majority of the loans modified in a TDR during the years ended December 31, 2016 and 2015, respectively, included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate.

The Company had no TDRs with a payment default during 2016. The following table summarizes the recorded investment in loans modified in a TDR within the previous twelve months for which there was a payment default (defined as 90 days or more past due) during 2015.

($ in thousands)	Number of Contracts		Recorded investment (1)

December 31, 2015
Commercial real estate:
Owner occupied	1	$	262

Total commercial real estate	1		262
Residential real estate:
Investment property	1		150

Total residential real estate	1		150

Total	2	$	412

(1)	Amount as of applicable month end during the respective year for which there was a payment default.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 is presented below.

		December 31

(Dollars in thousands)		2016	2015

Land	$	7,231	6,106
Buildings and improvements		9,478	9,448
Furniture, fixtures, and equipment		3,210	3,159

Total premises and equipment		19,919	18,713
Less: accumulated depreciation		(7,317)	(6,847)

Premises and equipment, net	$	12,602	11,866

Depreciation expense was approximately $470 thousand and $475 thousand for the years ended December 31, 2016 and 2015, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the years ended December 31, 2016 and 2015.

	Year ended December 31

(Dollars in thousands)	2016	2015

Beginning balance	$2,316	2,388
Additions, net	324	529
Amortization expense	(687)	(654)
Change in valuation allowance	(1)	53

Ending balance	$1,952	2,316

Valuation allowance included in MSRs, net:
Beginning of period	$—	53
End of period	1	—

Fair value of amortized MSRs:
Beginning of period	$3,086	3,238
End of period	2,678	3,086

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2016 and 2015, respectively, are presented below.

	December 31

(Dollars in thousands)	2016	2015

Unpaid principal balance	$338,434	358,928
Weighted average prepayment speed (CPR)	10.9%	10.0
Discount rate (annual percentage)	10.0%	10.0
Weighted average coupon interest rate	3.8%	3.9
Weighted average remaining maturity (months)	257	266
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2016, the weighted average amortization period for MSRs was 5.9 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2016

2017	$ 424
2018	356
2019	301
2020	255
2021	215

NOTE 9: DEPOSITS

At December 31, 2016, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2016

2017	$110,428
2018	43,311
2019	37,817
2020	9,347
2021	7,234

Total certificates of deposit and other time deposits	$208,137

Additionally, at December 31, 2016 and 2015, approximately $59.5 million and $59.6 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $250 thousand or greater.

At December 31, 2016 and 2015, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 10: SHORT-TERM BORROWINGS

At December 31, 2016 and 2015, the composition of short-term borrowings is presented below.

	2016		2015

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$—	—
Average during the year	14	1.21%	16	0.90%
Maximum outstanding at any month-end	—		—

Securities sold under agreements to repurchase:
As of December 31	$3,366	0.50%	$2,951	0.50%
Average during the year	2,969	0.50%	3,585	0.50%
Maximum outstanding at any month-end	3,507		4,806

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2016.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $6.0 million and $6.3 million at December 31, 2016 and 2015, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 11: LONG-TERM DEBT

At December 31, 2016 and 2015, the composition of long-term debt is presented below.

	2016		2015

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Subordinated debentures, due 2033	$3,217	3.88%	$7,217	3.63%

Total long-term debt	$3,217	3.88%	$7,217	3.63%

The Company formed Auburn National Bancorporation Capital Trust I (the “Trust”), a wholly-owned statutory business trust, in 2003. The Trust issued $7.0 million of trust preferred securities that were sold to third parties. The proceeds from the sale of the trust preferred securities and trust common securities that we hold, were used to purchase junior subordinated debentures of $7.2 million from the Company, which are presented as long-term debt in the consolidated balance sheets and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold by the FDIC, as receiver of a failed bank that held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related subordinated debentures issued by the company as no longer outstanding. The Company realized a pre-tax gain of $0.8 million on the early extinguishment of debt in this transaction. Following the transaction, the Company had $3.2 million in junior subordinated debentures related to $3.0 million of trust preferred securities outstanding. The amount related to the trust preferred securities remains included in the Company’s Tier 1 capital for regulatory purposes.

The following is a schedule of contractual maturities of long-term debt:

(Dollars in thousands)	2017	2018	2019	2020	2021	Thereafter	Total

Subordinated debentures	—	—	—	—	—	3,217	3,217

Total long-term debt	$—	—	—	—	—	3,217	3,217

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2016 and 2015, is presented below.

	Pre-tax	Tax benefit	Net of

(In thousands)	amount	(expense)	tax amount

2016:
Unrealized net holding loss on all other securities	$(4,412)	1,628	(2,784)
Reclassification adjustment for net loss on securities recognized in net earnings	221	(82)	139

Other comprehensive loss	$(4,191)	1,546	(2,645)

2015:
Unrealized net holding loss on all other securities	$(785)	289	(496)
Reclassification adjustment for net gain on securities recognized in net earnings	(16)	6	(10)

Other comprehensive loss	$(801)	295	(506)

NOTE 13: INCOME TAXES

For the years ended December 31, 2016 and 2015 the components of income tax expense from continuing operations are presented below.

	Year ended December 31
(Dollars in thousands)	2016	2015

Current income tax expense:
Federal	$2,143	1,805
State	498	395

Total current income tax expense	2,641	2,200

Deferred income tax expense (benefit):
Federal	464	586
State	(3)	34

Total deferred income tax expense	461	620

Total income tax expense	$3,102	2,820

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2016 and 2015, is presented below.

	2016		2015

		Percent of		Percent of

		pre-tax		pre-tax

(Dollars in thousands)	Amount	earnings	Amount	earnings

Earnings before income taxes	$11,252		10,678

Income taxes at statutory rate	3,826	34.0%	3,631	34.0%
Tax-exempt interest	(857)	(7.6)	(873)	(8.1)
State income taxes, net of federal tax effect	325	2.9	280	2.6
Bank-owned life insurance	(155)	(1.4)	(254)	(2.4)
Other	(37)	(0.3)	36	0.3

Total income tax expense	$3,102	27.6%	2,820	26.4%

The Company had net deferred tax assets of $1.3 million and $0.2 million at December 31, 2016 and 2015, respectively, included in other assets on the consolidated balance sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	December 31
(Dollars in thousands)	2016	2015

Deferred tax assets:
Allowance for loan losses	$1,713	1,583
Unrealized loss on securities	414	—
Write-downs on other real estate owned	—	20
Tax credit carry-forwards	—	484
Other	316	519

Total deferred tax assets	2,443	2,606

Deferred tax liabilities:
Premises and equipment	205	219
Unrealized gain on securities	—	1,132
Originated mortgage servicing rights	721	855
Other	237	205

Total deferred tax liabilities	1,163	2,411

Net deferred tax asset	$1,280	195

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2016 and 2015, is presented below.

	Year ended December 31
(Dollars in thousands)	2016	2015

Net deferred tax asset:
Balance, beginning of year	$195	519
Deferred tax expense related to continuing operations	(461)	(620)
Stockholders’ equity, for accumulated other comprehensive loss	1,546	296

Balance, end of year	$1,280	195

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2016, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2017 relative to any tax positions taken prior to December 31, 2016. As of December 31, 2016, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2013 through 2016.

NOTE 14: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $124 thousand and $116 thousand for the years ended December 31, 2016 and 2015, respectively, and are included in salaries and benefits expense.

NOTE 15: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying consolidated balance sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying consolidated statements of earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2016 and December 31, 2015, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the years ended December 31, 2016 and 2015 is presented below.

				Other
		Other	Other	noninterest
		Assets	Liabilities	income
		Estimated	Estimated	Gains
(Dollars in thousands)	Notional	Fair Value	Fair Value	(Losses)

December 31, 2016:
Pay fixed / receive variable	$3,967	—	241	$199
Pay variable / receive fixed	3,967	241	—	(199)

Total interest rate swap agreements	$7,934	241	241	$—

December 31, 2015:
Pay fixed / receive variable	$4,317	—	440	$194
Pay variable / receive fixed	4,317	440	—	(194)

Total interest rate swap agreements	$8,634	440	440	$—

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

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31
(Dollars in thousands)	2016	2015

Commitments to extend credit	$45,979	$52,230
Standby letters of credit	7,432	8,221

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral, including accounts receivable, inventory, equipment, marketable securities, and property to support those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $84 thousand and $69 thousand at December 31, 2016 and 2015, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2016, are as follows: 2017, $155 thousand; 2018, $51 thousand; 2019, $36 thousand; 2020, $3 thousand; 2021, none.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the years ended December 31, 2016 and 2015, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016:
Securities available-for-sale:
Agency obligations	$45,471	—	45,471	—
Agency RMBS	127,787	—	127,787	—
State and political subdivisions	70,314	—	70,314	—

Total securities available-for-sale	243,572	—	243,572	—
Other assets (1)	241	—	241	—

Total assets at fair value	$243,813	—	243,813	—

Other liabilities(1)	241	—	241	—

Total liabilities at fair value	$241	—	241	—

December 31, 2015:
Securities available-for-sale:
Agency obligations	$60,085	—	60,085	—
Agency RMBS	110,954	—	110,954	—
State and political subdivisions	70,648	—	70,648	—

Total securities available-for-sale	241,687	—	241,687	—
Other assets (1)	440	—	440	—

Total assets at fair value	$242,127	—	242,127	—

Other liabilities(1)	440	—	440	—

Total liabilities at fair value	$440	—	440	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015, respectively, by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016:
Loans held for sale	$1,497	—	1,497	—
Loans, net(1)	2,099	—	—	2,099
Other real estate owned	152	—	—	152
Other assets (2)	1,952	—	—	1,952

Total assets at fair value	$5,700	—	1,497	4,203

December 31, 2015:
Loans held for sale	$1,540	—	1,540	—
Loans, net(1)	3,286	—	—	3,286
Other real estate owned	252	—	—	252
Other assets (2)	2,316	—	—	2,316

Total assets at fair value	$7,394	—	1,540	5,854

(1)Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

At December 31, 2016 and 2015 and for the years then ended, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)		Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Nonrecurring:

Impaired loans	$	2,099	Appraisal	Appraisal discounts (%)	45.2%

Other real estate owned		152	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net		1,952	Discounted cash flow	Prepayment speed or CPR (%)	10.9%
				Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2016 and 2015 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

December 31, 2016:
Financial Assets:
Loans, net (1)	$426,303	$428,446	$—	$—	$428,446
Loans held for sale	1,497	1,507	—	1,507	—
Financial Liabilities:
Time Deposits	$208,137	$207,791	$—	$207,791	$—
Long-term debt	3,217	3,217	—	3,217	—

December 31, 2015:
Financial Assets:
Loans, net (1)	$422,121	$427,340	$—	$—	$427,340
Loans held for sale	1,540	1,574	—	1,574	—
Financial Liabilities:
Time Deposits	$219,598	$220,093	$—	$220,093	$—
Long-term debt	7,217	7,217	—	7,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

NOTE 18: RELATED PARTY TRANSACTIONS

A former director who retired from the Company’s board of directors in October 2015, was an officer in a construction company that the Company contracted with in 2015 for the build out of leasehold improvements in connection with a relocation of a bank branch and for construction of a new branch facility located in Auburn, Alabama. Total payments made to the construction company under the terms of these contracts were $1.2 million for the year ended December 31, 2015. There were no payments made related to these contracts for the year ended December 31, 2016.

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2015	$3,715
New loans/advances	1,071
Repayments	(866)
Changes in directors and executive officers	24

Loans outstanding at December 31, 2016	$3,944

During 2016 and 2015, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2016 and 2015 amounted to $17.8 million and $18.1 million, respectively.

NOTE 19: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements and policies administered by federal and State of Alabama banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, including anticipated capital needs. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based ratio and total risk-based ratio. Management believes, as of December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2016, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management has not received any notification from the Company’s or the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2016 and 2015 are presented below.

			Minimum for capital		Minimum to be
	Actual		adequacy purposes		well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2016:
Tier 1 Leverage Capital
Auburn National Bancorporation	$85,480	10.27%	$33,293	4.00%	N/A	N/A
AuburnBank	84,287	10.14	33,259	4.00	$41,574	5.00%

Common Equity Tier 1 Capital
Auburn National Bancorporation	$82,642	16.44%	$22,621	4.50%	N/A	N/A
AuburnBank	84,287	16.74	22,663	4.50	$32,736	6.50

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$85,480	17.00%	$30,162	6.00%	N/A	N/A
AuburnBank	84,287	16.74	30,218	6.00	$40,290	8.00%

Total Risk-Based Capital
Auburn National Bancorporation	$90,254	17.95%	$40,216	8.00%	N/A	N/A
AuburnBank	89,061	17.68	40,290	8.00	$50,363	10.00%

At December 31, 2015:
Tier 1 Leverage Capital
Auburn National Bancorporation	$84,268	10.35%	$32,553	4.00%	N/A	N/A
AuburnBank	82,848	10.19	32,519	4.00	$40,649	5.00%

Common Equity Tier 1 Capital
Auburn National Bancorporation	$77,714	15.28%	$22,886	4.50%	N/A	N/A
AuburnBank	82,848	16.26	22,933	4.50	$33,125	6.50

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$84,268	16.57%	$30,515	6.00%	N/A	N/A
AuburnBank	82,848	16.26	30,577	6.00	$40,769	8.00%

Total Risk-Based Capital
Auburn National Bancorporation	$88,682	17.44%	$40,687	8.00%	N/A	N/A
AuburnBank	87,262	17.12	40,769	8.00	$50,962	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2016, the Bank could have declared additional dividends of approximately $10.1 million without prior approval of regulatory authorities. As a result of this limitation, approximately $73.9 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 20: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheets and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2016	2015

Assets:
Cash and due from banks	$2,190	2,187
Investment in bank subsidiary	83,984	85,529
Other assets	881	845

Total assets	$87,055	88,561

Liabilities:
Accrued expenses and other liabilities	$1,661	1,395
Long-term debt	3,217	7,217

Total liabilities	4,878	8,612

Stockholders’ equity	82,177	79,949

Total liabilities and stockholders’ equity	$87,055	88,561

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31
(Dollars in thousands)	2016	2015

Income:
Dividends from bank subsidiary	$6,709	3,450
Noninterest income	129	135

Total income	6,838	3,585

Expense:
Interest expense	228	236
Gain on early extinguishment of debt	(790)	—
Noninterest expense	193	195

Total expense	(369)	431

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	7,207	3,154
Income tax expense (benefit)	157	(80)

Earnings before equity in undistributed earnings of bank subsidiary	7,050	3,234
Equity in undistributed earnings of bank subsidiary	1,100	4,624

Net earnings	$8,150	7,858

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31
(Dollars in thousands)	2016	2015

Cash flows from operating activities:
Net earnings	$8,150	7,858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on early extinguishment of debt	(790)	—
Net (increase) decrease in other assets	(36)	1
Net increase (decrease) in other liabilities	268	(153)
Equity in undistributed earnings of bank subsidiary	(1,100)	(4,624)

Net cash provided by operating activities	6,492	3,082

Cash flows from financing activities:
Repayments or retirement of long-term debt	(3,210)	—
Dividends paid	(3,279)	(3,206)

Net cash used in financing activities	(6,489)	(3,206)

Net change in cash and cash equivalents	3	(124)
Cash and cash equivalents at beginning of period	2,187	2,311

Cash and cash equivalents at end of period	$2,190	2,187

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

As of December 31, 2016 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Earnings for the years ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 3, 2017.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ E. L. SPENCER, JR.
E. L. Spencer, Jr.
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	President, CEO and Chairman of the Board (Principal Executive Officer)	March 3, 2017

/S/ DAVID A. HEDGES David A. Hedges	EVP, Chief Financial Officer (Principal Financial Officer)	March 3, 2017

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 3, 2017

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 3, 2017

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 3, 2017

/S/ ROBERT W. DUMAS Robert W. Dumas	Director	March 3, 2017

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 3, 2017

/S/ DAVID E. HOUSEL David E. Housel	Director	March 3, 2017

/S/ ANNE M. MAY Anne M. May	Director	March 3, 2017

/S/ AMY B. MURPHY Amy B. Murphy	Director	March 3, 2017

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 3, 2017

/S/ PATRICIA WADE Dr. Patricia Wade	Director	March 3, 2017

EXHIBIT INDEX

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by E.L. Spencer, Jr., President, Chief Executive Officer and Chairman of the Board. *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, EVP, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this annual report on Form 10-K are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.