Form 10-Q
period 2017-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2017-04-28
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for the complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2017
Common Stock, $0.01 par value per share	3,643,543 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2017	December 31, 2016

Assets:
Cash and due from banks	$15,791	$15,673
Federal funds sold	30,776	42,096
Interest bearing bank deposits	56,858	63,508

Cash and cash equivalents	103,425	121,277

Securities available-for-sale	273,853	243,572
Loans held for sale	1,026	1,497
Loans, net of unearned income	430,553	430,946
Allowance for loan losses	(4,588)	(4,643)

Loans, net	425,965	426,303

Premises and equipment, net	12,504	12,602
Bank-owned life insurance	17,995	17,888
Other real estate owned	152	152
Other assets	7,861	8,652

Total assets	$842,781	$831,943

Liabilities:
Deposits:
Noninterest-bearing	$191,040	$181,890
Interest-bearing	559,262	557,253

Total deposits	750,302	739,143
Federal funds purchased and securities sold under agreements to repurchase	3,631	3,366
Long-term debt	3,217	3,217
Accrued expenses and other liabilities	2,265	4,040

Total liabilities	759,415	749,766

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,767	3,767
Retained earnings	86,768	85,716
Accumulated other comprehensive loss, net	(571)	(708)
Less treasury stock, at cost - 313,592 shares and 313,612 shares at March 31, 2017 and December 31, 2016, respectively	(6,637)	(6,637)

Total stockholders’ equity	83,366	82,177

Total liabilities and stockholders’ equity	$842,781	$831,943

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2017		2016

Interest income:
Loans, including fees	$4,981	$	5,096
Securities
Taxable	1,021		898
Tax-exempt	581		625
Federal funds sold and interest bearing bank deposits	201		126

Total interest income	6,784		6,745

Interest expense:
Deposits	862		981
Short-term borrowings	4		4
Long-term debt	29		63

Total interest expense	895		1,048

Net interest income	5,889		5,697
Provision for loan losses	—		(600)

Net interest income after provision for loan losses	5,889		6,297

Noninterest income:
Service charges on deposit accounts	189		198
Mortgage lending	165		179
Bank-owned life insurance	107		112
Other	373		345
Securities gains, net	2		—

Total noninterest income	836		834

Noninterest expense:
Salaries and benefits	2,381		2,405
Net occupancy and equipment	381		360
Professional fees	230		211
FDIC and other regulatory assessments	89		122
Other real estate owned, net	3		20
Other	1,034		991

Total noninterest expense	4,118		4,109

Earnings before income taxes	2,607		3,022
Income tax expense	717		831

Net earnings	$1,890	$	2,191

Net earnings per share:
Basic and diluted	$0.52	$	0.60

Weighted average shares outstanding:
Basic and diluted	3,643,541		3,643,484

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands)	2017	2016

Net earnings	$1,890	$2,191

Other comprehensive income, net of tax:
Unrealized net holding gain on securities	138	1,566
Reclassification adjustment for net gain on securities recognized in net earnings	(1)	—

Other comprehensive income	137	1,566

Comprehensive income	$2,027	$3,757

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total

Balance, December 31, 2015	3,957,135	$39	$3,766	$80,845	$1,937	$(6,638)	$79,949
Net earnings	—	—	—	2,191	—	—	2,191
Other comprehensive income	—	—	—	—	1,566	—	1,566
Cash dividends paid ($0.225 per share)	—	—	—	(820)	—	—	(820)
Sale of treasury stock (25 shares)	—	—	1	—	—	—	1

Balance, March 31, 2016	3,957,135	$39	$3,767	$82,216	$3,503	$(6,638)	$82,887

Balance, December 31, 2016	3,957,135	$39	$3,767	$85,716	$(708)	$(6,637)	$82,177
Net earnings	—	—	—	1,890	—	—	1,890
Other comprehensive income	—	—	—	—	137	—	137
Cash dividends paid ($0.23 per share)	—	—	—	(838)	—	—	(838)

Balance, March 31, 2017	3,957,135	$39	$3,767	$86,768	$(571)	$(6,637)	$83,366

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2017	2016

Cash flows from operating activities:
Net earnings	$1,890	$2,191
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	—	(600)
Depreciation and amortization	284	248
Premium amortization and discount accretion, net	523	335
Net gain on securities available-for-sale	(2)	—
Net gain on sale of loans held for sale	(99)	(97)
Decrease in MSR valuation allowance	(1)	—
Net loss on other real estate owned	—	5
Loans originated for sale	(5,918)	(7,671)
Proceeds from sale of loans	6,435	6,925
Increase in cash surrender value of bank-owned life insurance	(107)	(112)
Net decrease in other assets	618	176
Net increase in accrued expenses and other liabilities	(1,774)	(69)

Net cash provided by operating activities	1,849	1,331

Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale	7,973	10,848
Purchase of securities available-for-sale	(38,559)	(1,123)
Decrease (increase) in loans, net	338	(4,468)
Net purchases of premises and equipment	(26)	(7)
Increase in FHLB stock	(13)	(25)
Proceeds from sale of other real estate owned	—	50

Net cash (used in) provided by investing activities	(30,287)	5,275

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	9,150	15,826
Net increase (decrease) in interest-bearing deposits	2,009	(2,092)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	265	(463)
Dividends paid	(838)	(820)

Net cash provided by financing activities	10,586	12,451

Net change in cash and cash equivalents	(17,852)	19,057
Cash and cash equivalents at beginning of period	121,277	113,930

Cash and cash equivalents at end of period	$103,425	$132,987

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$986	$1,097
Income taxes	717	403
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	200

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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2017. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first quarter of 2017, the Company adopted no new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2017 and 2016, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2017 and 2016, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2017	2016

Basic and diluted:
Net earnings	$1,890	$2,191
Weighted average common shares outstanding	3,643,541	3,643,484

Net earnings per share	$0.52	$0.60

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At March 31, 2017, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

Trust Preferred Securities

The Company owns the common stock of a subsidiary business trust, Auburn National Bancorporation Capital Trust I (the “Trust”), which issued mandatorily redeemable preferred capital securities (“trust preferred securities”) in the aggregate of approximately $7.0 million at the time of issuance. The Trust meets the definition of a VIE of which the Company is not the primary beneficiary; the Trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock.

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

The following table summarizes VIEs that are not consolidated by the Company as of March 31, 2017.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$3,217	Long-term debt

NOTE 4: SECURITIES

At March 31, 2017 and December 31, 2016, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2017 and December 31, 2016, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

March 31, 2017
Agency obligations (a)	$3,015	27,536	24,650	—	55,201	302	846	$55,745
Agency RMBS (a)	—	844	17,943	129,574	148,361	549	1,783	149,595
State and political subdivisions	—	2,122	10,460	57,709	70,291	1,534	662	69,419

Total available-for-sale	$3,015	30,502	53,053	187,283	273,853	2,385	3,291	$274,759

December 31, 2016
Agency obligations (a)	$3,047	22,531	19,893	—	45,471	331	973	$46,113
Agency RMBS (a)	—	972	16,171	110,644	127,787	551	1,805	129,041
State and political subdivisions	—	2,480	10,210	57,624	70,314	1,509	734	69,539

Total available-for-sale	$3,047	25,983	46,274	168,268	243,572	2,391	3,512	$244,693

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $174.6 million and $137.2 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million at March 31, 2017 and December 31, 2016, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2017 and December 31, 2016, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2017:
Agency obligations	$20,437	846	—	—	$20,437	846
Agency RMBS	108,713	1,783	—	—	108,713	1,783
State and political subdivisions	19,410	662	—	—	19,410	662

Total	$148,560	3,291	—	—	$148,560	3,291

December 31, 2016:
Agency obligations	$20,352	973	—	—	$20,352	973
Agency RMBS	89,062	1,805	—	—	89,062	1,805
State and political subdivisions	20,444	734	—	—	20,444	734

Total	$129,858	3,512	—	—	$129,858	3,512

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

Cost-method investments

At March 31, 2017, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At March 31, 2017 and December 31, 2016, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the quarters ended March 31, 2017 and 2016, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended March 31,
(Dollars in thousands)	2017	2016

Gross realized gains	$2	$—

Realized gains, net	$2	$—

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	March 31, 2017	December 31, 2016

Commercial and industrial	$50,228	$49,850
Construction and land development	45,098	41,650
Commercial real estate:
Owner occupied	45,011	49,745
Multi-family	47,147	46,998
Other	126,581	123,696

Total commercial real estate	218,739	220,439
Residential real estate:
Consumer mortgage	63,741	65,564
Investment property	44,355	45,291

Total residential real estate	108,096	110,855
Consumer installment	9,032	8,712

Total loans	431,193	431,506
Less: unearned income	(640)	(560)

Loans, net of unearned income	$430,553	$430,946

Loans secured by real estate were approximately 86.3% of the Company’s total loan portfolio at March 31, 2017. At March 31, 2017, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March 31, 2017 and December 31, 2016.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual		Total Loans

March 31, 2017:
Commercial and industrial	$50,192	1	—	50,193	35	$	50,228
Construction and land development	45,073	3	—	45,076	22		45,098
Commercial real estate:
Owner occupied	45,011	—	—	45,011	—		45,011
Multi-family	47,147	—	—	47,147	—		47,147
Other	124,731	—	—	124,731	1,850		126,581

Total commercial real estate	216,889	—	—	216,889	1,850		218,739
Residential real estate:
Consumer mortgage	62,308	1,068	—	63,376	365		63,741
Investment property	44,211	118	—	44,329	26		44,355

Total residential real estate	106,519	1,186	—	107,705	391		108,096
Consumer installment	8,995	17	—	9,012	20		9,032

Total	$427,668	1,207	—	428,875	2,318	$	431,193

December 31, 2016:
Commercial and industrial	$49,747	66	—	49,813	37	$	49,850
Construction and land development	41,223	395	—	41,618	32		41,650
Commercial real estate:
Owner occupied	49,564	43	—	49,607	138		49,745
Multi-family	46,998	—	—	46,998	—		46,998
Other	121,608	199	—	121,807	1,889		123,696

Total commercial real estate	218,170	242	—	218,412	2,027		220,439
Residential real estate:
Consumer mortgage	64,059	1,282	—	65,341	223		65,564
Investment property	45,243	19	—	45,262	29		45,291

Total residential real estate	109,302	1,301	—	110,603	252		110,855
Consumer installment	8,652	38	—	8,690	22		8,712

Total	$427,094	2,042	—	429,136	2,370	$	431,506

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2017 and December 31, 2016, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. For the quarter ended March 31, 2017, the Company increased its look-back period to 32 quarters to continue to include the losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	March 31, 2017

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$540	812	2,071	1,107	113	$4,643
Charge-offs	—	—	—	(78)	(1)	(79)
Recoveries	2	5	—	14	3	24

Net recoveries (charge-offs)	2	5	—	(64)	2	(55)
Provision for loan losses	(18)	28	(67)	21	36	—

Ending balance	$524	845	2,004	1,064	151	$4,588

	March 31, 2016

(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$523	669	1,879	1,059	159	$4,289
Charge-offs	—	—	—	(118)	(26)	(144)
Recoveries	20	1,198	—	7	4	1,229

Net recoveries (charge-offs)	20	1,198	—	(111)	(22)	1,085
Provision for loan losses	(26)	(1,172)	524	78	(4)	(600)

Ending balance	$517	695	2,403	1,026	133	$4,774

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2017 and 2016.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(In thousands)	losses	in loans	losses	in loans	losses	in loans

March 31, 2017:
Commercial and industrial	$524	50,222	—	6	524	50,228
Construction and land development	845	45,076	—	22	845	45,098
Commercial real estate	1,977	216,701	27	2,038	2,004	218,739
Residential real estate	1,064	108,096	—	—	1,064	108,096
Consumer installment	151	9,032	—	—	151	9,032

Total	$4,561	429,127	27	2,066	4,588	431,193

March 31, 2016:
Commercial and industrial	$517	50,152	—	40	517	50,192
Construction and land development	695	45,887	—	66	695	45,953
Commercial real estate	2,054	206,572	349	2,748	2,403	209,320
Residential real estate	1,026	117,046	—	—	1,026	117,046
Consumer installment	133	9,769	—	—	133	9,769

Total	$4,425	429,426	349	2,854	4,774	432,280

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

March 31, 2017:
Commercial and industrial	$49,760	223	210	35	$50,228
Construction and land development	44,463	315	298	22	45,098
Commercial real estate:
Owner occupied	44,247	409	355	—	45,011
Multi-family	47,147	—	—	—	47,147
Other	124,260	31	440	1,850	126,581

Total commercial real estate	215,654	440	795	1,850	218,739
Residential real estate:
Consumer mortgage	57,302	2,818	3,256	365	63,741
Investment property	43,059	241	1,029	26	44,355

Total residential real estate	100,361	3,059	4,285	391	108,096
Consumer installment	8,807	106	99	20	9,032

Total	$419,045	4,143	5,687	2,318	$431,193

December 31, 2016:
Commercial and industrial	$49,558	22	233	37	$49,850
Construction and land development	41,165	113	340	32	41,650
Commercial real estate:
Owner occupied	48,788	414	405	138	49,745
Multi-family	46,998	—	—	—	46,998
Other	121,326	32	449	1,889	123,696

Total commercial real estate	217,112	446	854	2,027	220,439
Residential real estate:
Consumer mortgage	59,450	2,613	3,278	223	65,564
Investment property	44,109	105	1,048	29	45,291

Total residential real estate	103,559	2,718	4,326	252	110,855
Consumer installment	8,580	20	90	22	8,712

Total	$419,974	3,319	5,843	2,370	$431,506

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at March 31, 2017 and December 31, 2016.

	March 31, 2017
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$6	—	6
Construction and land development	132	(110)	22
Commercial real estate:
Other	2,861	(1,011)	1,850

Total commercial real estate	2,861	(1,011)	1,850

Total	$2,999	(1,121)	1,878

With allowance recorded:
Commercial real estate:
Owner occupied	$188	—	188	$27

Total commercial real estate	188	—	188	27

Total	188	—	188	27

Total impaired loans	$3,187	(1,121)	2,066	$27

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2016
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$15	—	15
Construction and land development	140	(108)	32
Commercial real estate:
Other	2,874	(984)	1,890

Total commercial real estate	2,874	(984)	1,890

Total	$3,029	(1,092)	1,937

With allowance recorded:
Commercial real estate:
Owner occupied	$193	—	193	$31

Total commercial real estate	193	—	193	31

Total	193	—	193	31

Total impaired loans	$3,222	(1,092)	2,130	$31

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended March 31, 2017		Quarter ended March 31, 2016
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$10	$—	$32	$1
Construction and land development	28	—	198	—
Commercial real estate:
Owner occupied	191	3	1,020	15
Other	1,870	—	1,742	—

Total commercial real estate	2,061	3	2,762	15
Residential real estate:

Total	$2,099	$3	$2,992	$16

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of March 31, 2017 and December 31, 2016.

	TDRs
				Related
(In thousands)	Accruing	Nonaccrual	Total	Allowance

March 31, 2017
Commercial and industrial	$6	—	6	$—
Construction and land development	—	22	22	—
Commercial real estate:
Owner occupied	188	—	188	27
Other	—	1,784	1,784	—

Total commercial real estate	188	1,784	1,972	27

Total	$194	1,806	2,000	$27

December 31, 2016
Commercial and industrial	$15	—	15	$—
Construction and land development	—	32	32	—
Commercial real estate:
Owner occupied	193	—	193	31
Other	—	1,818	1,818	—

Total commercial real estate	193	1,818	2,011	31

Total	$208	1,850	2,058	$31

At March 31, 2017, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

During the quarter ended March 31, 2017 and 2016, there were no loans modified in a TDR, and the Company had no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods.

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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2017 and 2016 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2017	2016

MSRs, net:
Beginning balance	$1,952	$2,316
Additions, net	53	57
Amortization expense	(144)	(138)
Decrease in MSR valuation allowance	1	—

Ending balance	$1,862	$2,235

Valuation allowance included in MSRs, net:
Beginning of period	$1	$—
End of period	—	—

Fair value of amortized MSRs:
Beginning of period	$2,678	$3,086
End of period	2,689	2,906

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

A summary of the Company’s interest rate swap agreements at March 31, 2017 and December 31, 2016 is presented below.

		Other	Other
		Assets	Liabilities
		Estimated	Estimated
(Dollars in thousands)	Notional	Fair Value	Fair Value

March 31, 2017:
Pay fixed / receive variable	$3,879	—	185
Pay variable / receive fixed	3,879	185	—

Total interest rate swap agreements	$7,758	185	185

December 31, 2016:
Pay fixed / receive variable	$3,967	—	241
Pay variable / receive fixed	3,967	241	—

Total interest rate swap agreements	$7,934	241	241

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the three months ended March 31, 2017, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2017:
Securities available-for-sale:
Agency obligations	$55,201	—	55,201	—
Agency RMBS	148,361	—	148,361	—
State and political subdivisions	70,291	—	70,291	—

Total securities available-for-sale	273,853	—	273,853	—
Other assets (1)	185	—	185	—

Total assets at fair value	$274,038	—	274,038	—

Other liabilities(1)	$185	—	185	—

Total liabilities at fair value	$185	—	185	—

December 31, 2016:
Securities available-for-sale:
Agency obligations	$45,471	—	45,471	—
Agency RMBS	127,787	—	127,787	—
State and political subdivisions	70,314	—	70,314	—

Total securities available-for-sale	243,572	—	243,572	—
Other assets (1)	241	—	241	—

Total assets at fair value	$243,813	—	243,813	—

Other liabilities(1)	$241	—	241	—

Total liabilities at fair value	$241	—	241	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2017:
Loans held for sale	$1,026	—	1,026	—
Loans, net(1)	2,039	—	—	2,039
Other real estate owned	152	—	—	152
Other assets (2)	1,862	—	—	1,862

Total assets at fair value	$5,079	—	1,026	4,053

December 31, 2016:
Loans held for sale	$1,497	—	1,497	—
Loans, net(1)	2,099	—	—	2,099
Other real estate owned	152	—	—	152
Other assets (2)	1,952	—	—	1,952

Total assets at fair value	$5,700	—	1,497	4,203

(1)Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At March 31, 2017, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2017, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying			Average

(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$2,039	Appraisal	Appraisal discounts (%)	45.2%

Other real estate owned	152	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,862	Discounted cash flow	Prepayment speed or CPR (%)	10.5%

			Discount rate (%)	10.0%

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 and generally produces a higher value than an exit-price approach. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. ASU 2016-01 described under “Current Accounting Policies” requires public company use of exit prices when measuring the fair value of financial instruments for disclosure purposes for fiscal years beginning after December 31, 2017. The effects of ASU 2016-01 on the Company’s consolidated financial statements are being evaluated.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

March 31, 2017:
Financial Assets:
Loans, net (1)	$425,965	$426,253	$—	$—	$426,253
Loans held for sale	1,026	1,036	—	1,036	—
Financial Liabilities:
Time Deposits	$203,696	$203,141	$—	$203,141	$—
Long-term debt	3,217	3,217	—	3,217	—

December 31, 2016:
Financial Assets:
Loans, net (1)	$426,303	$428,446	$—	$—	$428,446
Loans held for sale	1,497	1,507	—	1,507	—
Financial Liabilities:
Time Deposits	$208,137	$207,791	$—	$207,791	$—
Long-term debt	3,217	3,217	—	3,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Auburn National Bancorporation, Inc. (the “Company”) and its wholly owned subsidiary, AuburnBank (the “Bank”). This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2017 and 2016, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules, and practices;

•	the risks of changes in interest rates on the levels, composition, and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values, and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war, or other conflicts, acts of terrorism, or other catastrophic events that may affect general economic conditions;

•	cyber attacks and data breaches that may compromise our systems or customers’ information;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

•	the risk that our deferred tax assets, if any, could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards, if any, that we may be able to utilize for income tax purposes; and

•	the other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent quarterly and current reports. See Part II, Item 1A. “RISK FACTORS”.

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

Summary of Results of Operations

		Quarter ended March 31,
(Dollars in thousands, except per share data)		2017	2016

Net interest income (a)	$	6,189	$6,019
Less: tax-equivalent adjustment		300	322

Net interest income (GAAP)		5,889	5,697
Noninterest income		836	834

Total revenue		6,725	6,531
Provision for loan losses		—	(600)
Noninterest expense		4,118	4,109
Income tax expense		717	831

Net earnings	$	1,890	$2,191

Basic and diluted earnings per share	$	0.52	$0.60

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $1.9 million for the first quarter of 2017, compared to $2.2 million for the first quarter of 2016. Basic and diluted earnings per share were $0.52 per share for the first quarter of 2017, compared to $0.60 per share for the first quarter of 2016.

Net interest income (tax-equivalent) was $6.2 million for the first quarter of 2017 compared to $6.0 million for the first quarter of 2016. This increase was primarily due to a reduction in interest expense as the Company lowered its deposit costs and repaid higher-cost wholesale funding sources. Average loans were $429.8 million in the first quarter of 2017, compared to $429.5 million in the first quarter of 2016. Average deposits were $742.0 million in the first quarter of 2017, an increase of $15.6 million or 2%, from the first quarter of 2016.

The Company recorded no provision for loan losses for the first quarter of 2017, compared to a negative provision for loan losses of $0.6 million for the first quarter of 2016. Annualized net charge-offs as a percent of average loans were 0.05% for the first quarter of 2017 compared to annualized net recoveries of 1.01% for the first quarter of 2016. The Company recognized a recovery to the allowance for loan losses of $1.2 million from the payoff of one nonperforming construction and land development loan during the first quarter of 2016.

Noninterest income and expense were $0.8 and $4.1 million, respectively, for the first quarter of 2017, unchanged from the first quarter of 2016. The Company had an improved efficiency ratio of 58.62% for the first quarter of 2017, compared to 59.96% in the first quarter of 2016.

Income tax expense and the effective tax rate were $0.7 million and 27.50%, respectively, for the first quarter of 2017, unchanged from the first quarter of 2016.

The Company paid cash dividends of $0.23 per share in the first quarter of 2017, an increase of 2.2% from the same period of 2016. At March 31, 2017, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2017 and December 31, 2016, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. For the quarter ended March 31, 2017, the Company increased its look-back period to 32 quarters to continue to include the losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2017. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2017		2016
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$430,711	4.69%	$430,545	4.76%
Securities - taxable	189,051	2.19%	170,125	2.12%
Securities - tax-exempt	68,843	5.19%	66,963	5.69%

Total securities	257,894	2.99%	237,088	3.13%
Federal funds sold	40,977	0.75%	58,415	0.49%
Interest bearing bank deposits	58,370	0.87%	49,983	0.44%

Total interest-earning assets	787,952	3.65%	776,031	3.66%

Deposits:
NOW	124,286	0.18%	122,151	0.31%
Savings and money market	234,032	0.36%	229,865	0.38%
Time Deposits	205,942	1.17%	217,426	1.23%

Total interest-bearing deposits	564,260	0.62%	569,442	0.69%
Short-term borrowings	3,554	0.46%	3,155	0.51%
Long-term debt	3,217	3.66%	7,217	3.51%

Total interest-bearing liabilities	571,031	0.64%	579,814	0.73%

Net interest income and margin (tax-equivalent)	$6,189	3.19%	$6,019	3.12%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $6.2 million for the first quarter of 2017 compared to $6.0 million for the first quarter of 2016. This increase was primarily due to a reduction in interest expense as the Company lowered its deposit costs and repaid higher-cost wholesale funding sources.

The tax-equivalent yield on total interest-earning assets decreased by 1 basis point in the first quarter of 2017 from the first quarter of 2016. Declining loan yields due to pricing competition for quality loan opportunities in our markets and declining securities yields due to lower reinvestment rates for municipal bonds were largely offset by an increase in yields on short-term assets, such as federal funds sold and interest bearing bank deposits, due to recent increases in the Federal Reserve’s benchmark interest rate.

The cost of total interest-bearing liabilities decreased 9 basis points in the first quarter of 2017 from the first quarter of 2016 to 0.64%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest bearing demand deposits (NOW accounts) and savings and money market accounts and concurrently reduced balances of higher-cost certificates of deposits and long-term debt.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to continued pressure on earning asset yields during this extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds and our variable rate assets, if the Federal Reserve continues its gradual increase in interest rates. Despite this challenging environment, we believe our net interest income should increase in 2017 compared to 2016 due to our expected increase in the average volume of total interest earning assets and our belief that interest rates should, depending on competitive pressures, rise faster in our assets than our liabilities.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first quarter of 2017, compared to $0.6 million negative provision for loan losses for the first quarter of 2016 due to the payoff of the nonperforming loan described below. Annualized net charge-offs as a percent of average loans were 0.05% for the first quarter of 2017 compared to annualized net recoveries as a percent of average loans of 1.01% for the first quarter of 2016. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first quarter of 2016. Provision expense reflects the absolute level of loans, loan growth, the credit quality of the loan portfolio, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.07% at March 31, 2017, compared to 1.08% at December 31, 2016. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2017	2016

Service charges on deposit accounts	$189	$198
Mortgage lending income	165	179
Bank-owned life insurance	107	112
Securities gains, net	2	—
Other	373	345

Total noninterest income	$836	$834

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2017	2016

Origination income, net	$99	$97
Servicing fees, net	65	82
Decrease in MSR valuation allowance	1	—

Total mortgage lending income	$165	$179

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2017	2016

Salaries and benefits	$2,381	$2,405
Net occupancy and equipment	381	360
Professional fees	230	211
FDIC and other regulatory assessments	89	122
Other real estate owned, net	3	20
Other	1,034	991

Total noninterest expense	$4,118	$4,109

Salaries and benefits decreased in the first quarter of 2017, compared to the first quarter of 2016. A decrease in bonus incentive accruals was partially offset by routine annual increases in salaries and wages.

The decrease in FDIC and other regulatory assessments expense was primarily due to a decrease in the Bank’s initial assessment rate during the third quarter of 2016. In addition to changes in the FDIC assessment rate formula for banks with less than $10 billion in assets, the initial assessment rate for all banks decreased effective July 1, 2016 due to the Deposit Insurance Fund’s reserve ratio exceeding 1.15% at June 30, 2016.

Income Tax Expense

Income tax expense was $0.8 million for the first quarter of 2017 and 2016, respectively. The Company’s income tax expense for the first quarter of 2017 and 2016 reflects an effective income tax rate of 27.50%.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $273.9 million at March 31, 2017, an increase of $30.3 million, or 12%, compared to $243.6 million at December 31, 2016. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $30.5 million, which was partially offset by a decline in the fair value of securities available-for-sale of $0.2 million. The increase in the amortized cost basis of securities available-for-sale was primarily attributable to management allocating more funding to the investment portfolio as market yields improved in 2017. The decrease in the fair value of securities was primarily due to an increase in long-term interest rates. The average tax-equivalent yields earned on total securities were 2.99% in 2017 and 3.13% in 2016.

Loans

		2017	2016
		First	Fourth	Third	Second	First
(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	50,228	49,850	50,881	50,190	50,192
Construction and land development		45,098	41,650	44,004	49,346	45,953
Commercial real estate		218,739	220,439	211,558	208,825	209,320
Residential real estate		108,096	110,855	112,303	113,763	117,046
Consumer installment		9,032	8,712	8,996	9,125	9,769

Total loans		431,193	431,506	427,742	431,249	432,280
Less: unearned income		(640)	(560)	(539)	(555)	(517)

Loans, net of unearned income	$	430,553	430,946	427,203	430,694	431,763

Total loans, net of unearned income, were $430.6 million at March 31, 2017, compared to $430.9 million at December 31, 2016. Four loan categories represented the majority of the loan portfolio at March 31, 2017: commercial real estate (51%), residential real estate (25%), construction and land development (10%) and commercial and industrial (12%). Approximately 21% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2017.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $12.9 million, or 3% of total loans, at March 31, 2017, compared to $13.7 million, or 3% of total loans, at December 31, 2016. For residential real estate mortgage loans with a consumer purpose, $0.7 million required interest-only payments at March 31, 2017, compared to $1.4 million at December 31, 2016. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.69% in the first quarter of 2017 and 4.76% in the first quarter of 2016.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the effects of current economic conditions on our borrowers’ cash flows, real estate market sales volumes, valuations, availability and cost of financing properties, real estate industry concentrations, competitive pressures from a wide range of other lenders, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of applicable laws and regulations.

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $18.1 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.3 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2017, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at March 31, 2017 (and related balances at December 31, 2016).

	March 31,	December 31,
(In thousands)	2017	2016

Multi-family residential properties	$47,147	$46,998
Lessors of 1 to 4 family residential properties	44,355	45,290
Shopping centers	40,273	40,925
Office Buildings	22,276	22,366

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.6 million at March 31, 2017 and December 31, 2016, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2017 and the previous four quarters is presented below.

	2017	2016
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,643	4,578	4,528	4,774	4,289
Charge-offs:
Commercial and industrial	—	(14)	—	(83)	—
Commercial real estate	—	—	—	(194)	—
Residential real estate	(78)	(20)	(7)	(37)	(118)
Consumer installment	(1)	(38)	(1)	(2)	(26)

Total charge-offs	(79)	(72)	(8)	(316)	(144)
Recoveries	24	22	58	70	1,229

Net (charge-offs) recoveries	(55)	(50)	50	(246)	1,085
Provision for loan losses	—	115	—	—	(600)

Ending balance	$4,588	4,643	4,578	4,528	4,774

as a % of loans	1.07%	1.08	1.07	1.05	1.11
as a % of nonperforming loans	198%	196	284	271	246
Net charge-offs (recoveries) as % of average loans (a)	0.05%	0.05	(0.05)	0.23	(1.01)

(a) Net charge-offs (recoveries) are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.07% at March 31, 2017, compared to 1.08% at December 31, 2016. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Net charge-offs were $55 thousand, or 0.05% of average loans in the first quarter of 2017, compared to net recoveries of $1.1 million, or 1.01% of average loans in the first quarter of 2016 primarily due to a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan.

At March 31, 2017, the ratio of our allowance for loan losses as a percentage of nonperforming loans was 198%, compared to 196% at December 31, 2016.

The Company’s recorded investment in loans considered impaired was $2.1 million at March 31, 2017 and December 31, 2016, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $27 thousand and $31 thousand at each respective date.

Nonperforming Assets

At March 31, 2017 and December 31, 2016, respectively, the Company had $2.5 million in nonperforming assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2017 and the previous four quarters.

	2017	2016
(Dollars in thousands)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Nonperforming assets:
Nonaccrual loans	$2,318	2,370	1,614	1,669	1,938
Other real estate owned	152	152	37	300	397

Total nonperforming assets	$2,470	2,522	1,651	1,969	2,335

as a % of loans and other real estate owned	0.57%	0.59	0.39	0.46	0.54
as a % of total assets	0.29%	0.30	0.19	0.23	0.28
Nonperforming loans as a % of total loans	0.54%	0.55	0.38	0.39	0.45
Accruing loans 90 days or more past due	$—	—	211	—	—

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2017 and the previous four quarters.

	2017	2016
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$35	37	38	40	42
Construction and land development	22	32	45	55	66
Commercial real estate	1,850	2,027	1,521	1,564	1,734
Residential real estate	391	252	10	10	96
Consumer installment	20	22	—	—	—

Total nonaccrual loans	$2,318	2,370	1,614	1,669	1,938

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At March 31, 2017 and December 31, 2016, respectively, the Company had $2.3 million and $2.4 million in loans on nonaccrual.

At March 31, 2017 and December 31, 2016, there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2017 and the previous four quarters.

	2017	2016
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Developed lots	$37	37	—	252	252
Residential	115	115	37	48	145

Total other real estate owned	$152	152	37	300	397

The Company held $0.2 million in OREO at March 31, 2017 and December 31, 2016, respectively, which we acquired from borrowers.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.7 million, or 1.3% of total loans at March 31, 2017, compared to $5.8 million, or 1.4% of total loans at December 31, 2016.

The table below provides information concerning the composition of potential problem loans for the first quarter of 2017 and the previous four quarters.

	2017	2016
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$210	233	356	285	309
Construction and land development	298	340	352	365	477
Commercial real estate	795	854	1,184	911	783
Residential real estate	4,285	4,326	4,423	3,855	3,938
Consumer installment	99	90	89	84	110

Total potential problem loans	$5,687	5,843	6,404	5,500	5,617

At March 31, 2017, approximately $0.8 million, or 14% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the first quarter of 2017 and the previous four quarters.

	2017	2016
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$1	66	3	25	14
Construction and land development	3	395	—	—	129
Commercial real estate	—	242	—	—	—
Residential real estate	1,186	1,301	369	645	623
Consumer installment	17	38	40	51	28

Total	$1,207	2,042	412	721	794

Deposits

Total deposits were $750.3 million at March 31, 2017, compared to $739.1 million at December 31, 2016. Noninterest bearing deposits were $191.0 million, or 25.5% of total deposits, at March 31, 2017, compared to $181.9 million, or 24.6% of total deposits at December 31, 2016.

The average rate paid on total interest-bearing deposits was 0.62% in the first quarter of 2017 and 0.69% in the first quarter of 2016.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at March 31, 2017, and at December 31, 2016, respectively. Securities sold under agreements to repurchase totaled $3.6 million and $3.4 million at March 31, 2017 and December 31, 2016, respectively.

The average rate paid on short-term borrowings was 0.46% in the first quarter of 2017 and 0.54% in the first quarter of 2016.

Long-term debt includes subordinated debentures related to trust preferred securities. The Company had $3.2 million in junior subordinated debentures related to trust preferred securities outstanding at March 31, 2017 compared to $7.2 million at December 31, 2016. The junior subordinated debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rate paid on long-term debt was 3.66% in the first quarter of 2017 and 3.51% in the first quarter of 2016.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $83.4 million and $82.2 million as of March 31, 2017 and December 31, 2016, respectively. The change from December 31, 2016 was primarily driven by net earnings of $1.9 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $0.1 million, partially offset by cash dividends paid of $0.8 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2017 is 1.25%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2017, the ratios for the Company and Bank were sufficient to meet the fully phased-in conservation buffer.

The Company’s tier 1 leverage ratio was 10.40%, common equity tier 1 (“CET1”) risk-based capital ratio was 16.24%, tier 1 risk-based capital ratio was 16.83%, and total risk-based capital ratio was 17.75% at March 31, 2017. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.00% for total risk-based capital ratio to be considered “well capitalized.” The Company’s capital conservation buffer was 9.75% at March 31, 2017.

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

At March 31, 2017, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At March 31, 2017, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2017 and December 31, 2016, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Company and the Bank are separate and distinct legal entities. The Company depends upon dividends from the Bank for liquidity to pay its operating expenses, debt obligations and dividends. The Bank’s payment of dividends depend on its earnings, liquidity, capital and the absence of any regulatory restrictions.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2017, the Bank had a remaining available line of credit with the FHLB of $249.7 million. At March 31, 2017, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At March 31, 2017, the Bank had outstanding standby letters of credit of $7.2 million and unfunded loan commitments outstanding of $64.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of March 31, 2017, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $330.1 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first quarter of 2017, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase two loans with an aggregage principal balance of $553 thousand which were current as to principal and interest at the time of repurchase. At March 31, 2017, the Company had no pending repurchase or make whole requests.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of March 31, 2017, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date;

•	ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities;

•	ASU 2016-02, Leases;

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash

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

	2017	2016
	First	Fourth	Third	Second	First
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$5,889	5,735	5,608	5,692	5,697
Tax-equivalent adjustment	300	316	316	322	322

Net interest income (Tax-equivalent)	$6,189	6,051	5,924	6,014	6,019

Table 2 - Selected Quarterly Financial Data

2017	2016
First	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,189	6,051	5,924	6,014	6,019
Less: tax-equivalent adjustment	300	316	316	322	322

Net interest income (GAAP)	5,889	5,735	5,608	5,692	5,697
Noninterest income	836	493	1,063	993	834

Total revenue	6,725	6,228	6,671	6,685	6,531
Provision for loan losses	—	115	—	—	(600)
Noninterest expense	4,118	3,238	3,980	4,021	4,109
Income tax expense	717	798	740	733	831

Net earnings	$1,890	2,077	1,951	1,931	2,191

Per share data:
Basic and diluted net earnings	$0.52	0.57	0.54	0.53	0.60
Cash dividends declared	0.23	0.225	0.225	0.225	0.225
Weighted average shares outstanding:
Basic and diluted	3,643,541	3,643,523	3,643,506	3,643,503	3,643,484
Shares outstanding, at period end	3,643,543	3,643,523	3,643,523	3,643,503	3,643,503
Book value	$22.88	22.55	23.34	23.28	22.75
Common stock price
High	$33.69	31.31	28.91	29.85	30.49
Low	30.75	27.45	27.45	26.81	24.56
Period end:	33.00	31.31	27.45	28.49	28.25
To earnings ratio	15.28	x	13.98	12.48	13.07	12.61
To book value	144%	139	118	122	124
Performance ratios:
Return on average equity	9.09%	9.61	9.06	9.18	10.82
Return on average assets	0.90%	1.00	0.92	0.93	1.07
Dividend payout ratio	44.23%	39.47	41.67	42.45	37.50
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.07%	1.08	1.07	1.05	1.11
Nonperforming loans	198%	196	284	271	246
Nonperforming assets as a % of:
Loans and other real estate owned	0.57%	0.59	0.39	0.46	0.54
Total assets	0.29%	0.30	0.19	0.23	0.28
Nonperforming loans as a % of total loans	0.54%	0.55	0.38	0.39	0.45
Annualized net charge-offs (recoveries) as % of average loans	0.05%	0.05	(0.05)	0.23	(1.01)
Capital Adequacy:
CET 1 risk-based capital ratio	16.24%	16.44	15.74	15.54	15.36
Tier 1 risk-based capital ratio	16.83%	17.00	17.07	16.87	16.69
Total risk-based capital ratio	17.75%	17.95	17.97	17.77	17.64
Tier 1 leverage ratio	10.40%	10.27	10.36	10.56	10.47
Other financial data:
Net interest margin (a)	3.19%	3.05	2.94	3.10	3.12
Effective income tax rate	27.50%	27.76	27.50	27.52	27.50
Efficiency ratio (b)	58.62%	49.48	56.96	57.39	59.96
Selected average balances:
Securities	$257,894	253,820	227,076	223,414	237,087
Loans, net of unearned income	429,784	429,451	429,201	434,934	429,528
Total assets	835,679	834,291	851,409	828,106	821,382
Total deposits	742,002	735,991	748,229	727,989	726,354
Long-term debt	3,217	4,260	7,217	7,217	7,217
Total stockholders’ equity	83,191	86,493	86,103	84,124	80,965
Selected period end balances:
Securities	$273,853	243,572	249,556	217,002	234,109
Loans, net of unearned income	430,553	430,946	427,203	430,694	431,763
Allowance for loan losses	4,588	4,643	4,578	4,528	4,774
Total assets	842,781	831,943	851,672	846,056	833,328
Total deposits	750,302	739,143	751,915	747,539	737,361
Long-term debt	3,217	3,217	7,217	7,217	7,217
Total stockholders’ equity	83,366	82,177	85,055	84,808	82,887

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$430,711	$4,981	4.69%	$430,545	$5,096	4.76%
Securities - taxable	189,051	1,021	2.19%	170,125	898	2.12%
Securities - tax-exempt (2)	68,843	881	5.19%	66,963	947	5.69%

Total securities	257,894	1,902	2.99%	237,088	1,845	3.13%
Federal funds sold	40,977	76	0.75%	58,415	71	0.49%
Interest bearing bank deposits	58,370	125	0.87%	49,983	55	0.44%

Total interest-earning assets	787,952	$7,084	3.65%	776,031	$7,067	3.66%
Cash and due from banks	13,459			13,120
Other assets	34,268			32,231

Total assets	$835,679			$821,382

Interest-bearing liabilities:
Deposits:
NOW	$124,286	$56	0.18%	$122,151	$95	0.31%
Savings and money market	234,032	210	0.36%	229,865	219	0.38%
Time Deposits	205,942	596	1.17%	217,426	667	1.23%

Total interest-bearing deposits	564,260	862	0.62%	569,442	981	0.69%
Short-term borrowings	3,554	4	0.46%	3,155	4	0.51%
Long-term debt	3,217	29	3.66%	7,217	63	3.51%

Total interest-bearing liabilities	571,031	$895	0.64%	579,814	$1,048	0.73%
Noninterest-bearing deposits	177,741			156,912
Other liabilities	3,716			3,691
Stockholders’ equity	83,191			80,965

Total liabilities and stockholders’ equity	$835,679			$821,382

Net interest income and margin (tax-equivalent)		$6,189	3.19%		$6,019	3.12%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Loan Portfolio Composition

	2017	2016
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$50,228	49,850	50,881	50,190	50,192
Construction and land development	45,098	41,650	44,004	49,346	45,953
Commercial real estate	218,739	220,439	211,558	208,825	209,320
Residential real estate	108,096	110,855	112,303	113,763	117,046
Consumer installment	9,032	8,712	8,996	9,125	9,769

Total loans	431,193	431,506	427,742	431,249	432,280
Less: unearned income	(640)	(560)	(539)	(555)	(517)

Loans, net of unearned income	430,553	430,946	427,203	430,694	431,763
Less: allowance for loan losses	(4,588)	(4,643)	(4,578)	(4,528)	(4,774)

Loans, net	$425,965	426,303	422,625	426,166	426,989

Table 5 - Allowance for Loan Losses and Nonperforming Assets

	2017	2016
	First	Fourth	Third	Second	First
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$4,643	4,578	4,528	4,774	4,289
Charge-offs:
Commercial and industrial	—	(14)	—	(83)	—
Commercial real estate	—	—	—	(194)	—
Residential real estate	(78)	(20)	(7)	(37)	(118)
Consumer installment	(1)	(38)	(1)	(2)	(26)

Total charge-offs	(79)	(72)	(8)	(316)	(144)
Recoveries	24	22	58	70	1,229

Net (charge-offs) recoveries	(55)	(50)	50	(246)	1,085
Provision for loan losses	—	115	—	—	(600)

Ending balance	$4,588	4,643	4,578	4,528	4,774

as a % of loans	1.07%	1.08	1.07	1.05	1.11
as a % of nonperforming loans	198%	196	284	271	246
Net charge-offs (recoveries) as % of avg. loans (a)	0.05%	0.05	(0.05)	0.23	(1.01)

Nonperforming assets:
Nonaccrual loans	$2,318	2,370	1,614	1,669	1,938
Other real estate owned	152	152	37	300	397

Total nonperforming assets	$2,470	2,522	1,651	1,969	2,335

as a % of loans and other real estate owned	0.57%	0.59	0.39	0.46	0.54
as a % of total assets	0.29%	0.30	0.19	0.23	0.28
Nonperforming loans as a % of total loans	0.54%	0.55	0.38	0.39	0.45
Accruing loans 90 days or more past due	$—	—	211	—	—

(a) Net charge-offs (recoveries) are annualized.

Table 6 - Allocation of Allowance for Loan Losses

	2017		2016
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$524	11.6	$540	11.6	$515	11.9	$506	11.6	$517	11.6
Construction and land development	845	10.5	812	9.7	673	10.3	744	11.4	695	10.6
Commercial real estate	2,004	50.7	2,071	51.0	2,232	49.4	2,092	48.5	2,403	48.4
Residential real estate	1,064	25.1	1,107	25.7	1,020	26.3	1,061	26.4	1,026	27.1
Consumer installment	151	2.1	113	2.0	138	2.1	125	2.1	133	2.3

Total allowance for loan losses	$4,588		$4,643		$4,578		$4,528		$4,774

* Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2017

Maturity of:
3 months or less	$ 9,555
Over 3 months through 6 months	27,110
Over 6 months through 12 months	29,540
Over 12 months	62,800

Total CDs and other time deposits of $100,000 or more	$ 129,005

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank are, from time to time, involved in legal proceedings. The Company’s and Bank’s management believe there are no pending or threatened legal, governmental, or regulatory proceedings that, upon resolution, are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “RISK FACTORS” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: April 28, 2017	By: /s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: April 28, 2017	By: /s/ David A. Hedges
David A. Hedges
EVP, Chief Financial Officer