Form 10-Q
period 2017-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2017-08-01
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

 For the quarterly period ended June 30, 2017

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

Yes ☒                                         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for the complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, $0.01 par value per share	3,643,643 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$14,287	$15,673
Federal funds sold	23,915	42,096
Interest bearing bank deposits	48,097	63,508
Cash and cash equivalents	86,299	121,277
Securities available-for-sale	277,363	243,572
Loans held for sale	1,436	1,497
Loans, net of unearned income	437,287	430,946
Allowance for loan losses	(4,965)	(4,643)
Loans, net	432,322	426,303
Premises and equipment, net	12,995	12,602
Bank-owned life insurance	18,105	17,888
Other real estate owned	103	152
Other assets	7,688	8,652
Total assets	$836,311	$831,943

Liabilities:
Deposits:
Noninterest-bearing	$182,311	$181,890
Interest-bearing	560,145	557,253
Total deposits	742,456	739,143
Federal funds purchased and securities sold under agreements to repurchase	3,469	3,366
Long-term debt	3,217	3,217
Accrued expenses and other liabilities	2,070	4,040
Total liabilities	751,212	749,766

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares;issued 3,957,135 shares	39	39
Additional paid-in capital	3,770	3,767
Retained earnings	87,925	85,716
Accumulated other comprehensive income (loss), net	2	(708)
Less treasury stock, at cost - 313,492 shares and 313,612 shares at June 30, 2017 and December 31, 2016, respectively	(6,637)	(6,637)
Total stockholders’ equity	85,099	82,177
Total liabilities and stockholders’ equity	$836,311	$831,943

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$5,121	$5,172	$10,102	$10,268
Securities:
Taxable	1,112	775	2,133	1,673
Tax-exempt	587	623	1,168	1,248
Federal funds sold and interest bearing bank deposits	182	156	383	282
Total interest income	7,002	6,726	13,786	13,471
Interest expense:
Deposits	866	967	1,728	1,948
Short-term borrowings	5	3	9	7
Long-term debt	30	64	59	127
Total interest expense	901	1,034	1,796	2,082

Net interest income	6,101	5,692	11,990	11,389
Provision for loan losses	100	—	100	(600)
Net interest income after provision for loan losses	6,001	5,692	11,890	11,989

Noninterest income:
Service charges on deposit accounts	183	193	372	391
Mortgage lending	139	315	304	494
Bank-owned life insurance	110	113	217	225
Other	361	372	734	717
Securities gains, net	—	—	2	—
Total noninterest income	793	993	1,629	1,827

Noninterest expense:
Salaries and benefits	2,392	2,446	4,773	4,851
Net occupancy and equipment	351	358	732	718
Professional fees	254	194	484	405
FDIC and other regulatory assessments	89	122	178	244
Other	929	901	1,966	1,912
Total noninterest expense	4,015	4,021	8,133	8,130

Earnings before income taxes	2,779	2,664	5,386	5,686
Income tax expense	784	733	1,501	1,564

Net earnings	$1,995	$1,931	$3,885	$4,122

Net earnings per share:
Basic and diluted	$0.55	$0.53	$1.07	$1.13

Weighted average shares outstanding:
Basic and diluted	3,643,593	3,643,503	3,643,567	3,643,493

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net earnings	$1,995	$1,931	$3,885	$4,122

Other comprehensive income, net of tax:
Unrealized net holding gain on securities	573	810	711	2,376
Reclassification adjustment for net gain on securities recognized in net earnings	—	—	(1)	—

Other comprehensive income	573	810	710	2,376

Comprehensive income	$2,568	$2,741	$4,595	$6,498

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total
Balance, December 31, 2015	3,957,135	$39	$3,766	$80,845	$1,937	$(6,638)	$79,949
Net earnings	—	—	—	4,122	—	—	4,122
Other comprehensive income	—	—	—	—	2,376	—	2,376
Cash dividends paid ($0.45 per share)	—	—	—	(1,640)	—	—	(1,640)
Sale of treasury stock (25 shares)	—	—	1	—	—	—	1
Balance, June 30, 2016	3,957,135	$39	$3,767	$83,327	$4,313	$(6,638)	$84,808

Balance, December 31, 2016	3,957,135	$39	$3,767	$85,716	$(708)	$(6,637)	$82,177
Net earnings	—	—	—	3,885	—	—	3,885
Other comprehensive income	—	—	—	—	710	—	710
Cash dividends paid ($0.46 per share)	—	—	—	(1,676)	—	—	(1,676)
Sale of treasury stock (120 shares)	—	—	3	—	—	—	3
Balance, June 30, 2017	3,957,135	$39	$3,770	$87,925	$2	$(6,637)	$85,099

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,

(In thousands)	2017	2016

Cash flows from operating activities:
Net earnings	$3,885	$4,122
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	100	(600)
Depreciation and amortization	536	544
Premium amortization and discount accretion, net	1,058	692
Net gain on securities available-for-sale	(2)	—
Net gain on sale of loans held for sale	(176)	(367)
(Decrease) increase in MSR valuation allowance	(1)	1
Net gain on other real estate owned	(11)	(43)
Loans originated for sale	(11,945)	(20,327)
Proceeds from sale of loans	12,089	20,523
Increase in cash surrender value of bank-owned life insurance	(217)	(225)
Net decrease (increase) in other assets	343	(425)
Net (decrease) increase in accrued expenses and other liabilities	(1,967)	510

Net cash provided by operating activities	3,692	4,405

Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale	17,611	30,922
Purchase of securities available-for-sale	(51,334)	(3,164)
Increase in loans, net	(6,119)	(3,693)
Net purchases of premises and equipment	(615)	(57)
Increase in FHLB stock	(13)	(25)
Proceeds from sale of other real estate owned	60	203

Net cash (used in) provided by investing activities	(40,410)	24,186

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	421	10,924
Net increase in interest-bearing deposits	2,892	12,988
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	103	(373)
Dividends paid	(1,676)	(1,640)

Net cash provided by financing activities	1,740	21,899

Net change in cash and cash equivalents	(34,978)	50,490
Cash and cash equivalents at beginning of period	121,277	113,930

Cash and cash equivalents at end of period	$86,299	$164,420

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,858	$2,062
Income taxes	2,007	1,403
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	248

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2017. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first six months of 2017, the Company adopted no new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2017 and 2016, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016

Basic and diluted:
Net earnings	$1,995	$1,931	$3,885	$4,122
Weighted average common shares outstanding	3,643,593	3,643,503	3,643,567	3,643,493

Net earnings per share	$0.55	$0.53	$1.07	$1.13

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At June 30, 2017, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold to us by the FDIC, as receiver of a failed bank that had held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding. The remaining junior subordinated debentures of approximately $3.2 million are included in long-term debt and the Company’s equity interest of $0.2 million in the Trust is included in other assets. Interest expense on the junior subordinated debentures that remain outstanding is included in interest expense on long-term debt.

The following table summarizes VIEs that are not consolidated by the Company as of June 30, 2017.

	Maximum	Liability

(Dollars in thousands)	Loss Exposure	Recognized	Classification

Type:
Trust preferred issuances	N/A	$3,217	Long-term debt

NOTE 4: SECURITIES

At June 30, 2017 and December 31, 2016, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2017 and December 31, 2016, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized

(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

June 30, 2017
Agency obligations (a)	$2,990	29,535	24,769	—	57,294	298	675	$57,671
Agency RMBS (a)	—	704	19,825	127,599	148,128	556	1,458	149,030
State and political subdivisions	—	2,110	10,771	59,060	71,941	1,699	418	70,660

Total available-for-sale	$2,990	32,349	55,365	186,659	277,363	2,553	2,551	$277,361

December 31, 2016
Agency obligations (a)	$3,047	22,531	19,893	—	45,471	331	973	$46,113
Agency RMBS (a)	—	972	16,171	110,644	127,787	551	1,805	129,041
State and political subdivisions	—	2,480	10,210	57,624	70,314	1,509	734	69,539

Total available-for-sale	$3,047	25,983	46,274	168,268	243,572	2,391	3,512	$244,693

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $166.6 million and $137.2 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million at June 30, 2017 and December 31, 2016, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2017 and December 31, 2016, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized

(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2017:
Agency obligations	$25,546	675	—	—	$25,546	675
Agency RMBS	94,239	1,358	4,501	100	98,740	1,458
State and political subdivisions	15,669	418	—	—	15,669	418

Total	$135,454	2,451	4,501	100	$139,955	2,551

December 31, 2016:
Agency obligations	$20,352	973	—	—	$20,352	973
Agency RMBS	89,062	1,805	—	—	89,062	1,805
State and political subdivisions	20,444	734	—	—	20,444	734

Total	$129,858	3,512	—	—	$129,858	3,512

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

Cost-method investments

At June 30, 2017, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company had not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At June 30, 2017 and December 31, 2016, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the six months ended June 30, 2017 and 2016, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on calls of securities.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Gross realized gains	$—	—	$2	—

Realized gains, net	$—	—	$2	—

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
(In thousands)	2017	2016

Commercial and industrial	$50,974	$49,850
Construction and land development	46,386	41,650
Commercial real estate:
Owner occupied	38,940	49,745
Multi-family	47,206	46,998
Other	134,717	123,696

Total commercial real estate	220,863	220,439
Residential real estate:
Consumer mortgage	64,362	65,564
Investment property	45,926	45,291

Total residential real estate	110,288	110,855
Consumer installment	9,409	8,712

Total loans	437,920	431,506
Less: unearned income	(633)	(560)

Loans, net of unearned income	$437,287	$430,946

Loans secured by real estate were approximately 86.2% of the Company’s total loan portfolio at June 30, 2017. At June 30, 2017, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

Residential real estate (“RRE”) —includes loans disaggregated into two classes: (1) consumer mortgage and (2) investment property.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June 30, 2017 and December 31, 2016.

		Accruing	Accruing	Total

		30-89 Days	Greater than	Accruing	Non-	Total

(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans

June 30, 2017:
Commercial and industrial	$50,745	195	—	50,940	34	$50,974
Construction and land development	46,384	2	—	46,386	—	46,386
Commercial real estate:
Owner occupied	38,940	—	—	38,940	—	38,940
Multi-family	47,206	—	—	47,206	—	47,206
Other	132,172	748	—	132,920	1,797	134,717

Total commercial real estate	218,318	748	—	219,066	1,797	220,863
Residential real estate:
Consumer mortgage	63,550	364	42	63,956	406	64,362
Investment property	45,794	132	—	45,926	—	45,926

Total residential real estate	109,344	496	42	109,882	406	110,288
Consumer installment	9,366	25	—	9,391	18	9,409

Total	$434,157	1,466	42	435,665	2,255	$437,920

December 31, 2016:
Commercial and industrial	$49,747	66	—	49,813	37	$49,850
Construction and land development	41,223	395	—	41,618	32	41,650
Commercial real estate:
Owner occupied	49,564	43	—	49,607	138	49,745
Multi-family	46,998	—	—	46,998	—	46,998
Other	121,608	199	—	121,807	1,889	123,696

Total commercial real estate	218,170	242	—	218,412	2,027	220,439
Residential real estate:
Consumer mortgage	64,059	1,282	—	65,341	223	65,564
Investment property	45,243	19	—	45,262	29	45,291

Total residential real estate	109,302	1,301	—	110,603	252	110,855
Consumer installment	8,652	38	—	8,690	22	8,712

Total	$427,094	2,042	—	429,136	2,370	$431,506

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

In assessing the adequacy of the allowance, the Company also considers the results of its ongoing internal and independent loan review processes. The Company’s loan review process assists in determining whether there are loans in the portfolio whose credit quality has weakened over time and evaluating the risk characteristics of the entire loan portfolio. The Company’s loan review process includes the judgment of management, the input from our independent loan reviewers, and reviews conducted by bank regulatory agencies as part of their examination process. The Company incorporates loan review results in the determination of whether or not it is probable that it will be able to collect all amounts due according to the contractual terms of a loan.

As part of the Company’s quarterly assessment of the allowance, management divides the loan portfolio into five segments: commercial and industrial, construction and land development, commercial real estate, residential real estate, and consumer installment. The Company analyzes each segment and estimates an allowance allocation for each loan segment.

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2017 and December 31, 2016, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of probable losses for several “qualitative and environmental” factors. The allocation for qualitative and environmental factors is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based upon quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes, prevailing economic conditions, changes in lending personnel experience, changes in lending policies or procedures, and other factors. These qualitative and environmental factors are considered for each of the five loan segments and the allowance allocation, as determined by the processes noted above, is increased or decreased based on the incremental assessment of these factors.

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. For the quarter ended June 30, 2017, the Company increased its look-back period to 33 quarters to continue to include the losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2017
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$524	845	2,004	1,064	151	$4,588
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	4	209	—	63	6	282

Net recoveries	4	209	—	63	1	277
Provision for loan losses	149	(180)	117	(8)	22	100

Ending balance	$677	874	2,121	1,119	174	$4,965

Six months ended:
Beginning balance	$540	812	2,071	1,107	113	$4,643
Charge-offs	—	—	—	(78)	(6)	(84)
Recoveries	6	214	—	77	9	306

Net recoveries (charge-offs)	6	214	—	(1)	3	222
Provision for loan losses	131	(152)	50	13	58	100

Ending balance	$677	874	2,121	1,119	174	$4,965

	June 30, 2016
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$517	695	2,403	1,026	133	$4,774
Charge-offs	(83)	—	(194)	(37)	(2)	(316)
Recoveries	3	5	—	58	4	70

Net (charge-offs) recoveries	(80)	5	(194)	21	2	(246)
Provision for loan losses	69	44	(117)	14	(10)	—

Ending balance	$506	744	2,092	1,061	125	$4,528

Six months ended:
Beginning balance	$523	669	1,879	1,059	159	$4,289
Charge-offs	(83)	—	(194)	(155)	(28)	(460)
Recoveries	23	1,203	—	65	8	1,299

Net (charge-offs) recoveries	(60)	1,203	(194)	(90)	(20)	839
Provision for loan losses	43	(1,128)	407	92	(14)	(600)

Ending balance	$506	744	2,092	1,061	125	$4,528

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2017 and 2016.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

June 30, 2017:
Commercial and industrial	$677	50,974	—	—	677	50,974
Construction and land development	874	46,386	—	—	874	46,386
Commercial real estate	2,099	218,882	22	1,981	2,121	220,863
Residential real estate	1,119	110,288	—	—	1,119	110,288
Consumer installment	174	9,409	—	—	174	9,409

Total	$4,943	435,939	22	1,981	4,965	437,920

June 30, 2016:
Commercial and industrial	$506	50,159	—	31	506	50,190
Construction and land development	744	49,291	—	55	744	49,346
Commercial real estate	1,995	206,258	97	2,567	2,092	208,825
Residential real estate	1,061	113,763	—	—	1,061	113,763
Consumer installment	125	9,125	—	—	125	9,125

Total	$4,431	428,596	97	2,653	4,528	431,249

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

June 30, 2017:
Commercial and industrial	$50,148	183	609	34	$50,974
Construction and land development	45,912	188	286	—	46,386
Commercial real estate:
Owner occupied	38,191	402	347	—	38,940
Multi-family	47,206	—	—	—	47,206
Other	131,739	—	1,181	1,797	134,717

Total commercial real estate	217,136	402	1,528	1,797	220,863
Residential real estate:
Consumer mortgage	57,975	2,576	3,405	406	64,362
Investment property	44,812	103	1,011	—	45,926

Total residential real estate	102,787	2,679	4,416	406	110,288
Consumer installment	9,240	54	97	18	9,409

Total	$425,223	3,506	6,936	2,255	$437,920

December 31, 2016:
Commercial and industrial	$49,558	22	233	37	$49,850
Construction and land development	41,165	113	340	32	41,650
Commercial real estate:
Owner occupied	48,788	414	405	138	49,745
Multi-family	46,998	—	—	—	46,998
Other	121,326	32	449	1,889	123,696

Total commercial real estate	217,112	446	854	2,027	220,439
Residential real estate:
Consumer mortgage	59,450	2,613	3,278	223	65,564
Investment property	44,109	105	1,048	29	45,291

Total residential real estate	103,559	2,718	4,326	252	110,855
Consumer installment	8,580	20	90	22	8,712

Total	$419,974	3,319	5,843	2,370	$431,506

Impaired loans

The following tables present details related to the Company’s impaired loans. Loans that have been fully charged-off are not included in the following tables. The related allowance generally represents the following components that correspond to impaired loans:

•	Individually evaluated impaired loans equal to or greater than $500,000 secured by real estate (nonaccrual construction and land development, commercial real estate, and residential real estate loans).

•	Individually evaluated impaired loans equal to or greater than $250,000 not secured by real estate (nonaccrual commercial and industrial and consumer installment loans).

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2017 and December 31, 2016.

	June 30, 2017
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial real estate:
Other	$2,852	(1,055)	1,797

Total commercial real estate	2,852	(1,055)	1,797

Total	$2,852	(1,055)	1,797

With allowance recorded:
Commercial real estate:
Owner occupied	$184	—	184	$22

Total commercial real estate	184	—	184	22

Total	184	—	184	22

Total impaired loans	$3,036	(1,055)	1,981	$22

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2016

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$15	—	15
Construction and land development	140	(108)	32
Commercial real estate:
Other	2,874	(984)	1,890
Total commercial real estate	2,874	(984)	1,890

Total	$3,029	(1,092)	1,937

With allowance recorded:
Commercial real estate:
Owner occupied	$193	—	193	$31

Total commercial real estate	193	—	193	31

Total	193	—	193	31

Total impaired loans	$3,222	(1,092)	2,130	$31

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

	Quarter ended June 30, 2017		Six months ended June 30, 2017
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$2	—	6	—
Construction and land development	15	—	21	—
Commercial real estate:
Owner occupied	186	2	189	5
Other	1,821	—	1,845	—

Total commercial real estate	2,007	2	2,034	5

Total	$2,024	2	2,061	5

	Quarter ended June 30, 2016		Six months ended June 30, 2016
(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$36	1	40	2
Construction and land development	60	—	138	—
Commercial real estate:
Owner occupied	1,009	11	1,015	26
Other	1,699	—	1,718	—

Total commercial real estate	2,708	11	2,733	26
Residential real estate:

Total	$2,804	12	2,911	28

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). In the normal course of business, management may grant concessions to borrowers that are experiencing financial difficulty. A concession may include, but is not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date, or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect, where due, all amounts owed, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. In making the determination of whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of June 30, 2017 and December 31, 2016.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

June 30, 2017
Commercial real estate:
Owner occupied	$184	—	184	$2
Other	—	1,735	1,735	—

Total commercial real estate	184	1,735	1,919	22

Total	$184	1,735	1,919	$22

December 31, 2016
Commercial and industrial	$15	—	15	$—
Construction and land development	—	32	32	—
Commercial real estate:
Owner occupied	193	—	193	31
Other	—	1,818	1,818	—

Total commercial real estate	193	1,818	2,011	31

Total	$208	1,850	2,058	$31

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended June 30,			Six months ended June 30,
(Dollars in thousands)	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment	Number of contracts	Pre- modification outstanding recorded investment	Post - modification outstanding recorded investment

2017:
Commercial real estate:
Other	1	$1,275	1,266	1	$1,275	1,266

Total commercial real estate	1	1,275	1,266	1	1,275	1,266

Total	1	$1,275	1,266	1	$1,275	1,266

2016:
Commercial real estate:
Other	1	$1,509	1,509	1	$1,509	1,509

Total commercial real estate	1	1,509	1,509	1	1,509	1,509

Total	1	$1,509	1,509	1	$1,509	1,509

The majority of the loans modified in a TDR during the quarter and six months ended June 30, 2017 and 2016, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

During the quarter and six months ended June 30, 2017 and 2016, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

MSRs, net:
Beginning balance	$1,862	$2,235	$1,952	$2,316
Additions, net	40	88	93	145
Amortization expense	(140)	(176)	(284)	(314)
(Increase) decrease in valuation allowance	—	(1)	1	(1)

Ending balance	$1,762	$2,146	$1,762	$2,146

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—	$1	$—
End of period	—	1	—	1

Fair value of amortized MSRs:
Beginning of period	$2,689	$2,906	$2,678	$3,086
End of period	2,520	2,539	2,520	2,539

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

A summary of the Company’s interest rate swap agreements at June 30, 2017 and December 31, 2016 is presented below.

		Other	Other
		Assets	Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

June 30, 2017:
Pay fixed / receive variable	$3,792	—	138
Pay variable / receive fixed	3,792	138	—

Total interest rate swap agreements	$7,584	138	138

December 31, 2016:
Pay fixed / receive variable	$3,967	—	241
Pay variable / receive fixed	3,967	241	—

Total interest rate swap agreements	$7,934	241	241

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2017, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017:
Securities available-for-sale:
Agency obligations	$57,294	—	57,294	—
Agency RMBS	148,128	—	148,128	—
State and political subdivisions	71,941	—	71,941	—

Total securities available-for-sale	277,363	—	277,363	—
Other assets (1)	138	—	138	—

Total assets at fair value	$277,501	—	277,501	—

Other liabilities(1)	$138	—	138	—

Total liabilities at fair value	$138	—	138	—

December 31, 2016:
Securities available-for-sale:
Agency obligations	$45,471	—	45,471	—
Agency RMBS	127,787	—	127,787	—
State and political subdivisions	70,314	—	70,314	—

Total securities available-for-sale	243,572	—	243,572	—
Other assets (1)	241	—	241	—

Total assets at fair value	$243,813	—	243,813	—

Other liabilities(1)	$241	—	241	—

Total liabilities at fair value	$241	—	241	—

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

Other real estate owned

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value of collateral less costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017:
Loans held for sale	$1,436	—	1,436	—
Loans, net(1)	1,959	—	—	1,959
Other real estate owned	103	—	—	103
Other assets (2)	1,762	—	—	1,762

Total assets at fair value	$5,260	—	1,436	3,824

December 31, 2016:
Loans held for sale	$1,497	—	1,497	—
Loans, net(1)	2,099	—	—	2,099
Other real estate owned	152	—	—	152
Other assets (2)	1,952	—	—	1,952

Total assets at fair value	$5,700	—	1,497	4,203

(1)Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At June 30, 2017, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2017, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted
	Carrying			Average
(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$1,959	Appraisal	Appraisal discounts (%)	20.3%

Other real estate owned	103	Appraisal	Appraisal discounts (%)	18.9%

Mortgage servicing rights, net	1,762	Discounted cash flow	Prepayment speed or CPR (%)	11.0%

			Discount rate (%)	10.0%

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820 and generally produces a higher value than an exit-price approach. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. ASU 2016-01 described under “Current Accounting Developments” requires public company use of exit prices when measuring the fair value of financial instruments for disclosure purposes for fiscal years beginning after December 31, 2017. The effects of ASU 2016-01 on the Company’s consolidated financial statements are being evaluated.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

				Fair Value Hierarchy
	Carrying	Estimated		Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value		inputs	inputs	Inputs

June 30, 2017:
Financial Assets:
Loans, net (1)	$432,322	$433,987	$	—	$—	$433,987
Loans held for sale	1,436	1,460		—	1,460	—
Financial Liabilities:
Time Deposits	$197,520	$196,455	$	—	$196,455	$—
Long-term debt	3,217	3,217		—	3,217	—

December 31, 2016:
Financial Assets:
Loans, net (1)	$426,303	$428,446	$	—	$—	$428,446
Loans held for sale	1,497	1,507		—	1,507	—
Financial Liabilities:
Time Deposits	$208,137	$207,791	$	—	$207,791	$—
Long-term debt	3,217	3,217		—	3,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2017 and 2016, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules, and practices;

•	the risks of changes in interest rates on the levels, composition, and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values, and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services, including the disruptive effects of financial technology and other competitors who are not subject to the same regulations as the Company and the Bank;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, valuations of assets and liabilities and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in our technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war, or other conflicts, acts of terrorism, or other catastrophic events that may affect general economic conditions;

•	cyber attacks and data breaches that may compromise our systems or customers’ information;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

•	the risk that our deferred tax assets, if any, could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards, if any, that we may be able to utilize for income tax purposes; and

•	the other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent quarterly and current reports. See Part II, Item 1A. “RISK FACTORS”.

All written or oral forward-looking statements that are made by or attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates full-service branches in Auburn, Opelika, Notasulga, and Valley, Alabama. An in-store branch is located in the Kroger in Opelika. The Bank also operates a commercial loan production office in Phenix City, Alabama.

Summary of Results of Operations

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016	2017	2016

Net interest income (a)	$6,402	$6,014	$12,591	$12,033
Less: tax-equivalent adjustment	301	322	601	644

Net interest income (GAAP)	6,101	5,692	11,990	11,389
Noninterest income	793	993	1,629	1,827

Total revenue	6,894	6,685	13,619	13,216
Provision for loan losses	100	—	100	(600)
Noninterest expense	4,015	4,021	8,133	8,130
Income tax expense	784	733	1,501	1,564

Net earnings	$1,995	$1,931	$3,885	$4,122

Basic and diluted earnings per share	$0.55	$0.53	$1.07	$1.13

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $3.9 million for the first six months of 2017, compared to $4.1 million for the first six months of 2016. Basic and diluted earnings per share were $1.07 per share for the first six months of 2017, compared to $1.13 per share for the first six months of 2016.

Net interest income (tax-equivalent) was $12.6 million for the first six months of 2017 compared to $12.0 million for the first six months of 2016. This increase was primarily due an increase in interest income from securities available-for-sale as management reduced its investment in federal funds sold and interest-bearing bank deposits and increased its investment securities as market yields improved. The Company also lowered its deposit costs and repaid higher-cost wholesale funding sources. Average loans were $433.2 million in the first six months of 2017, compared to $432.2 million in the first six months of 2016. Average deposits were $739.7 million in the first six months of 2017, an increase of $12.5 million or 2%, from the first six months of 2016.

The Company recorded a $0.1 million provision for loan losses for the first six months of 2017, compared to a negative provison of $0.6 million for the first six months of 2016. Annualized net recoveries as a percent of average loans were 0.10% for the first six months of 2017 compared to 0.39% for the first six months of 2016. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first six months of 2016. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $1.6 for the first six months of 2017, compared to $1.8 million for the first six months of 2016. The decrease was primarily due to a $0.2 million decrease in mortgage lending income as mortgage loan production declined.

Noninterest expense was $8.1 million for the first six months of 2017 and 2016. The Company had an improved efficiency ratio of 57.19% for the first six months of 2017, compared to 58.66% in the first six months of 2016.

Income tax expense and the effective tax rate were $1.5 million and 27.87%, respectively, for the first six months of 2017, compared to $1.6 million and 27.51%, respectively, for the first six months of 2016. The increase in the effective tax rate was primarily due to a decrease in tax preference items such as investments in municipal securities and bank owned life insurance.

The Company paid cash dividends of $0.46 per share in the first six months of 2017, an increase of 2.2% from the same period of 2016. At June 30, 2017, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards.

In the second quarter of 2017, net earnings were $2.0 million, or $0.55 per share, compared to $1.9 million, or $0.53 per share, for the second quarter of 2016. Net interest income (tax-equivalent) was $6.4 million for the second quarter of 2017, compared to $6.0 million for the second quarter of 2016. This increase was due to the same factors as described above. The Company’s net interest margin (tax-equivalent) increased to 3.28% in the second quarter of 2017, compared to 3.10% for the second quarter of 2016. The Company recorded a $0.1 million provision for loan losses in the second quarter of 2017, compared to no provision for loan losses in the second quarter of 2016. Noninterest income was $0.8 million in the second quarter of 2017, compared to $1.0 million in the second quarter of 2016. The decrease was due to a $0.2 million decline in mortgage lending income. Noninterest expense was $4.0 million in the second quarter of 2017 and 2016. Income tax expense was $0.8 million for the second quarter of 2017, compared to $0.7 million in the second quarter of 2016. The Company’s effective tax rate for the second quarter of 2017 was 28.21%, compared to 27.52% in the second quarter of 2016.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2017 and December 31, 2016, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. For the quarter ended June 30, 2017, the Company increased its look-back period to 33 quarters to continue to include the losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Other Real Estate Owned

Other real estate owned (“OREO”), consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value of collateral, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal of OREO are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2017. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS Average Balance Sheet and Interest Rates
	Six months ended June 30,
	2017		2016
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$434,054	4.69%	$433,504	4.76%
Securities - taxable	196,886	2.18%	162,980	2.06%
Securities - tax-exempt	69,353	5.14%	67,271	5.66%

Total securities	266,239	2.96%	230,251	3.11%
Federal funds sold	35,206	0.89%	57,702	0.50%
Interest bearing bank deposits	50,238	0.91%	57,023	0.49%

Total interest-earning assets	785,737	3.69%	778,480	3.65%

Deposits:
NOW	126,200	0.19%	123,831	0.31%
Savings and money market	231,127	0.37%	227,772	0.38%
Time Deposits	203,189	1.18%	215,130	1.24%

Total interest-bearing deposits	560,516	0.62%	566,733	0.69%
Short-term borrowings	3,649	0.50%	2,836	0.50%
Long-term debt	3,217	3.70%	7,217	3.54%

Total interest-bearing liabilities	567,382	0.64%	576,786	0.73%

Net interest income and margin (tax-equivalent)	$12,591	3.23%	$12,033	3.11%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $12.6 million for the first six months of 2017 compared to $12.0 million for the first six months of 2016. This increase was primarily due an increase in interest income from securities available-for-sale as management reduced its investment in federal funds sold and interest bearing bank deposits and increased its investment securities as market yields improved. The Company also lowered its deposit costs and repaid higher-cost wholesale funding sources.

The tax-equivalent yield on total interest-earning assets increased by 4 basis points in the first six months of 2017 from the first six months of 2016. Increases in yields on short-term assets, including federal funds sold and interest bearing bank deposits, due to recent increases in the Federal Reserve’s federal funds rate target were largely offset by declining loan yields resulting from pricing competition for quality loan opportunities in our markets and declining securities yields due to lower reinvestment rates for municipal bonds.

The cost of total interest-bearing liabilities decreased 9 basis points in the first six months of 2017 from the first six months of 2016 to 0.62%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest-bearing demand deposits (NOW accounts) and savings and money market accounts and concurrently reduced our balances of higher-cost certificates of deposits and long-term debt.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to declining earning asset yields during this extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds and our variable rate assets, if the Federal Reserve continues its gradual increase in interest rates. Despite this challenging environment, we believe our net interest income should increase in 2017 compared to 2016 due to our expected increase in the average volume of total interest earning assets, shifts in our asset mix, and our belief that interest rates should, depending on competitive pressures, rise faster in our assets than our liabilities.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded a provision for loan losses of $0.1 million for the first six months of 2017, compared to a negative $0.6 million provision for loan losses for the first six months of 2016 due to the payoff of the nonperforming loan described below. Annualized net recoveries as a percent of average loans were 0.10% and 0.39% for the first six months of 2017 and 2016, respectively. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first six months of 2016. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.14% at June 30, 2017, compared to 1.08% at December 31, 2016. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Service charges on deposit accounts	$183	$193	$372	$391
Mortgage lending income	139	315	304	494
Bank-owned life insurance	110	113	217	225
Securities gains, net	—	—	2	—
Other	361	372	734	717
Total noninterest income	$793	$993	$1,629	$1,827

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six months ended June 30,

(Dollars in thousands)	2017	2016	2017	2016

Origination income	$77	$270	$176	$367
Servicing fees, net	62	46	127	128
(Increase) decrease in MSR valuation allowance	—	(1)	1	(1)

Total mortgage lending income	$139	$315	$304	$494

The decrease in mortgage lending income was primarily due to a decrease in the volume of mortgage loans originated and sold. The Company is evaluating plans to increase its production capabilities; however, until such plans have been implemented, management expects mortgage lending income and volume will decrease compared to prior periods.

Noninterest Expense

	Quarter ended June 30,		Six months ended June 30,

(Dollars in thousands)	2017	2016	2017	2016

Salaries and benefits	$2,392	$2,446	$4,773	$4,851
Net occupancy and equipment	351	358	732	718
Professional fees	254	194	484	405
FDIC and other regulatory assessments	89	122	178	244
Other real estate owned, net	(12)	(43)	(9)	(23)
Other	941	944	1,975	1,935

Total noninterest expense	$4,015	$4,021	$8,133	$8,130

Salaries and benefits decreased in the first six months of 2017, compared to the first six months of 2016. A decrease in bonus incentive accruals was partially offset by routine annual increases in salaries and wages.

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

Income Tax Expense

Income tax expense was $1.5 million for the first six months of 2017 and $1.6 million for the first six months of 2016. The Company’s income tax expense for the first six months of 2017 and 2016 reflects an effective income tax rate of 27.87% and 27.51%, respectively.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $277.4 million at June 30, 2017, an increase of $33.8 million, or 14%, compared to $243.6 million at December 31, 2016. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $32.7 million and an increase in the fair value of securities available-for-sale of $1.0 million. The increase in the amortized cost basis of securities available-for-sale was primarily attributable to management increasing the Company’s investment securities as market yields improved in 2017. The increase in the fair value of securities was primarily due to a decrease in long-term interest rates. The average tax-equivalent yields earned on total securities were 2.96% in 2017 and 3.11% in 2016.

Loans

	2017		2016
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$50,974	50,228	49,850	50,881	50,190
Construction and land development	46,386	45,098	41,650	44,004	49,346
Commercial real estate	220,863	218,739	220,439	211,558	208,825
Residential real estate	110,288	108,096	110,855	112,303	113,763
Consumer installment	9,409	9,032	8,712	8,996	9,125

Total loans	437,920	431,193	431,506	427,742	431,249
Less: unearned income	(633)	(640)	(560)	(539)	(555)

Loans, net of unearned income	$437,287	430,553	430,946	427,203	430,694

Total loans, net of unearned income, were $437.3 million at June 30, 2017, compared to $430.9 million at December 31, 2016. The increase of $6.4 million, or 1% was primarily due to growth in construction and land development loans. Four loan categories represented the majority of the loan portfolio at June 30, 2017: commercial real estate (51%), residential real estate (25%), construction and land development (11%) and commercial and industrial (12%). Approximately 18% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2017.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $12.8 million, or 3% of total loans, at June 30, 2017, compared to $13.7 million, or 3% of total loans, at December 31, 2016. For residential real estate mortgage loans with a consumer purpose, $1.8 million required interest-only payments at June 30, 2017, compared to $1.4 million at December 31, 2016. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.69% in the first six months of 2017 and 4.76% in the first six months of 2016.

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

The Company attempts to reduce these economic and credit risks through its loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $18.4 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.6 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2017, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at June 30, 2017 (and related balances at December 31, 2016).

	June 30,	December 31,
(In thousands)	2017	2016
Multi-family residential properties	$47,206	$46,998
Lessors of 1 to 4 family residential properties	45,926	45,291
Shopping centers	34,592	40,925
Office Buildings	27,048	22,366

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $5.0 million at June 30, 2017 compared to $4.6 million at December 31, 2016, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2017 and the previous four quarters is presented below.

	2017		2016
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$4,588	4,643	4,578	4,528	4,774
Charge-offs:
Commercial and industrial	—	—	(14)	—	(83)
Commercial real estate	—	—	—	—	(194)
Residential real estate	—	(78)	(20)	(7)	(37)
Consumer installment	(5)	(1)	(38)	(1)	(2)

Total charge-offs	(5)	(79)	(72)	(8)	(316)
Recoveries	282	24	22	58	70

Net recoveries (charge-offs)	277	(55)	(50)	50	(246)
Provision for loan losses	100	—	115	—	—

Ending balance	$4,965	4,588	4,643	4,578	4,528

as a % of loans	1.14%	1.07	1.08	1.07	1.05
as a % of nonperforming loans	220%	198	196	284	271
Net (recoveries) charge-offs as % of average loans (a)	(0.25)%	0.05	0.05	(0.05)	0.23

(a)	Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.14% at June 30, 2017, compared to 1.08% at December 31, 2016. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Net recoveries were $0.2 million, or 0.10% of average loans in the first six months of 2017, compared to net recoveries of $0.8 million, or 0.39% of average loans in the first six months of 2016 primarily due to a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan.

The Company’s recorded investment in loans considered impaired was $2.0 million at June 30, 2017 and $2.1 million at December 31, 2016, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $22 thousand and $31 thousand at each respective date.

Nonperforming Assets

The Company had $2.4 million in nonperforming assets at June 30, 2017, compared to $2.5 million in nonperforming assets at December 31, 2016.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2017 and the previous four quarters.

	2017		2016
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonperforming assets:
Nonaccrual loans	$2,255	2,318	2,370	1,614	1,669
Other real estate owned	103	152	152	37	300

Total nonperforming assets	$2,358	2,470	2,522	1,651	1,969

as a % of loans and other real estate owned	0.54%	0.57	0.59	0.39	0.46
as a % of total assets	0.28%	0.29	0.30	0.19	0.23
Nonperforming loans as a % of total loans	0.52%	0.54	0.55	0.38	0.39
Accruing loans 90 days or more past due	$42	—	—	211	—

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2017 and the previous four quarters.

	2017		2016
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans:
Commercial and industrial	$34	35	37	38	40
Construction and land development	—	22	32	45	55
Commercial real estate	1,797	1,850	2,027	1,521	1,564
Residential real estate	406	391	252	10	10
Consumer installment	18	20	22	—	—

Total nonaccrual loans	$2,255	2,318	2,370	1,614	1,669

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At June 30, 2017 and December 31, 2016, respectively, the Company had $2.3 million and $2.4 million in loans on nonaccrual.

At June 30, 2017 there were $42 thousand in loans 90 days or more past due and still accruing compared to none at December 31, 2016.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2017 and the previous four quarters.

	2017		2016
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Other real estate owned:
Commercial:
Developed lots	$—	37	37	—	252
Residential	103	115	115	37	48

Total other real estate owned	$103	152	152	37	300

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve Bank of Atlanta, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $6.9 million, or 1.6% of total loans at June 30, 2017, compared to $5.8 million, or 1.4% of total loans at December 31, 2016.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2017 and the previous four quarters.

	2017		2016
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Potential problem loans:
Commercial and industrial	$609	210	233	356	285
Construction and land development	286	298	340	352	365
Commercial real estate	1,528	795	854	1,184	911
Residential real estate	4,416	4,285	4,326	4,423	3,855
Consumer installment	97	99	90	89	84

Total potential problem loans	$6,936	5,687	5,843	6,404	5,500

At June 30, 2017, approximately $1.4 million, or 21% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the second quarter of 2017 and the previous four quarters.

	2017		2016
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial	$195	1	66	3	25
Construction and land development	2	3	395	—	—
Commercial real estate	748	—	242	—	—
Residential real estate	496	1,186	1,301	369	645
Consumer installment	25	17	38	40	51

Total	$1,466	1,207	2,042	412	721

Deposits

Total deposits were $742.5 million at June 30, 2017, compared to $739.1 million at December 31, 2016. Noninterest bearing deposits were $182.3 million, or 24.6% of total deposits, at June 30, 2017, compared to $181.9 million, or 24.6% of total deposits at December 31, 2016.

The average rate paid on total interest-bearing deposits was 0.62% in the first six months of 2017 and 0.69% in the first six months of 2016.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at June 30, 2017, and at December 31, 2016, respectively. Securities sold under agreements to repurchase totaled $3.5 million and $3.4 million at June 30, 2017 and December 31, 2016, respectively.

The average rate paid on short-term borrowings was 0.50% in the first six months of 2017 and first six months of 2016, respectively.

Long-term debt includes subordinated debentures related to trust preferred securities. The Company had $3.2 million in junior subordinated debentures related to trust preferred securities outstanding at June 30, 2017 and December 31, 2016. The junior subordinated debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rate paid on long-term debt was 3.70% in the first six months of 2017 and 3.54% in the first six months of 2016.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $85.1 million and $82.2 million as of June 30, 2017 and December 31, 2016, respectively. The increase from December 31, 2016 was primarily driven by net earnings of $3.9 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $0.7 million, which was partially offset by cash dividends paid of $1.7 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2017 is 1.25%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2017, the ratios for the Company and Bank were sufficient to meet the fully phased-in conservation buffer.

The Company’s tier 1 leverage ratio was 10.56%, common equity tier 1 (“CET1”) risk-based capital ratio was 16.22%, tier 1 risk-based capital ratio was 16.79%, and total risk-based capital ratio was 17.77% at June 30, 2017. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.00% for total risk-based capital ratio to be considered “well capitalized.” The Company’s capital conservation buffer was 9.75% at June 30, 2017.

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

At June 30, 2017, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At June 30, 2017, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2017 and December 31, 2016, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Liquidity is managed at two levels. The first is the liquidity of the Company. The second is the liquidity of the Bank. The management of liquidity at both levels is essential, because the Company and the Bank are separate and distinct legal entities with different funding needs and sources, and each are subject to regulatory guidelines and requirements. The Company depends upon dividends from the Bank for liquidity to pay its operating expenses, debt obligations and dividends. The Bank’s payment of dividends depends on its earnings, liquidity, capital and the absence of any regulatory restrictions.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2017, the Bank had a remaining available line of credit with the FHLB of $249.7 million. At June 30, 2017, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At June 30, 2017, the Bank had outstanding standby letters of credit of $7.4 million and unfunded loan commitments outstanding of $65.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2017, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $321.3 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first six months of 2017, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase three loans with an aggregate principal balance of $0.6 million, which were current as to principal and interest at the time of repurchase. At June 30, 2017, the Company had no pending repurchase or make whole requests.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of June 30, 2017, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date;

•	ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities;

•	ASU 2016-02, Leases;

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments; and

•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.

Information about these pronouncements is described in more detail below.

ASU 2014-09, Revenue from Contracts with Customers, provides a comprehensive and converged standard on revenue recognition. The new guidance is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods and services. This guidance also requires new qualitative and quantitative disclosures related to revenue from contracts with customers. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date by one year. With the deferral, these changes are effective for the Company in the first quarter of 2018 with retrospective application to each prior reporting period or with the cumulative effect of initially applying this Update at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): - Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are SEC filers, the new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and early adoption is permitted beginning in 2019. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

	2017		2016
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Net interest income (GAAP)	$6,101	5,889	5,735	5,608	5,692
Tax-equivalent adjustment	301	300	316	316	322

Net interest income (Tax-equivalent)	$6,402	6,189	6,051	5,924	6,014

				Six months ended June 30,
(In thousands)				2017	2016

Net interest income (GAAP)				$11,990	11,389
Tax-equivalent adjustment				601	644

Net interest income (Tax-equivalent)				$12,591	12,033

Table 2 – Selected Quarterly Financial Data

2017	2016
(Dollars in thousands, except per share amounts)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Results of Operations
Net interest income (a)	$6,402	6,189	6,051	5,924	6,014
Less: tax-equivalent adjustment	301	300	316	316	322

Net interest income (GAAP)	6,101	5,889	5,735	5,608	5,692
Noninterest income	793	836	493	1,063	993

Total revenue	6,894	6,725	6,228	6,671	6,685
Provision for loan losses	100	—	115	—	—
Noninterest expense	4,015	4,118	3,238	3,980	4,021
Income tax expense	784	717	798	740	733

Net earnings	$1,995	1,890	2,077	1,951	1,931

Per share data:
Basic and diluted net earnings	$0.55	0.52	0.57	0.54	0.53
Cash dividends declared	0.23	0.23	0.225	0.225	0.225
Weighted average shares outstanding:
Basic and diluted	3,643,593	3,643,541	3,643,523	3,643,506	3,643,503
Shares outstanding	3,643,643	3,643,543	3,643,523	3,643,523	3,643,503
Book value	$23.36	22.88	22.55	23.34	23.28
Common stock price
High	$37.79	33.69	31.31	28.91	29.85
Low	32.65	30.75	27.45	27.45	26.81
Period end	36.94	33.00	31.31	27.45	28.49
To earnings ratio	16.94	x	15.28	13.98	12.48	13.07
To book value	158%	144	139	118	122
Performance ratios:
Return on average equity	9.44%	9.09	9.61	9.06	9.18
Return on average assets	0.96%	0.90	1.00	0.92	0.93
Dividend payout ratio	41.82%	44.23	39.47	41.67	42.45
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.14%	1.07	1.08	1.07	1.05
Nonperforming loans	220%	198	196	284	271
Nonperforming assets as a % of:
Loans and other real estate owned	0.54%	0.57	0.59	0.39	0.46
Total assets	0.28%	0.29	0.30	0.19	0.23
Nonperforming loans as a % of total loans	0.52%	0.54	0.55	0.38	0.39
Annualized net (recoveries) charge-offs as a % of average loans	(0.25)%	0.05	0.05	(0.05)	0.23
Capital Adequacy:
CET 1 risk-based capital ratio	16.22%	16.24	16.44	15.74	15.54
Tier 1 risk-based capital ratio	16.79%	16.83	17.00	17.07	16.87
Total risk-based capital ratio	17.77%	17.75	17.95	17.97	17.77
Tier 1 leverage ratio	10.56%	10.40	10.27	10.36	10.56
Other financial data:
Net interest margin (a)	3.28%	3.19	3.05	2.94	3.10
Effective income tax rate	28.21%	27.50	27.76	27.50	27.52
Efficiency ratio (b)	55.80%	58.62	49.48	56.96	57.39
Selected average balances:
Securities	$274,493	257,894	253,820	227,076	223,414
Loans, net of unearned income	436,645	429,784	429,451	429,201	434,934
Total assets	831,187	835,679	834,291	851,409	828,106
Total deposits	737,464	742,002	735,991	748,229	727,989
Long-term debt	3,217	3,217	4,260	7,217	7,217
Total stockholders’ equity	84,569	83,191	86,493	86,103	84,124
Selected period end balances:
Securities	$277,363	273,853	243,572	249,556	217,002
Loans, net of unearned income	437,287	430,553	430,946	427,203	430,694
Allowance for loan losses	4,965	4,588	4,643	4,578	4,528
Total assets	836,311	842,781	831,943	851,672	846,056
Total deposits	742,456	750,302	739,143	751,915	747,539
Long-term debt	3,217	3,217	3,217	7,217	7,217
Total stockholders’ equity	85,099	83,366	82,177	85,055	84,808

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Selected Financial Data

Six months ended June 30,
(Dollars in thousands, except per share amounts)	2017	2016

Results of Operations
Net interest income (a)	$12,591	12,033
Less: tax-equivalent adjustment	601	644

Net interest income (GAAP)	11,990	11,389
Noninterest income	1,629	1,827

Total revenue	13,619	13,216
Provision for loan losses	100	(600)
Noninterest expense	8,133	8,130
Income tax expense	1,501	1,564

Net earnings	$3,885	4,122

Per share data:
Basic and diluted net earnings	$1.07	1.13
Cash dividends declared	0.46	0.45
Weighted average shares outstanding:
Basic and diluted	3,643,567	3,643,493
Shares outstanding, at period end	3,643,643	3,643,503
Book value	$23.36	23.28
Common stock price
High	$37.79	30.49
Low	30.75	24.56
Period end	36.94	28.49
To earnings ratio	16.94	x	13.07
To book value	158%	122
Performance ratios:
Return on average equity	9.26%	9.99
Return on average assets	0.93%	1.00
Dividend payout ratio	42.99%	39.82
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.14%	1.05
Nonperforming loans	220%	271
Nonperforming assets as a % of:
Loans and other real estate owned	0.54%	0.46
Total assets	0.28%	0.23
Nonperforming loans as a % of total loans	0.52%	0.39
Annualized net recoveries as a % of average loans	(0.10)%	(0.39)
Capital Adequacy:
CET 1 risk-based capital ratio	16.22%	15.54
Tier 1 risk-based capital ratio	16.79%	16.87
Total risk-based capital ratio	17.77%	17.77
Tier 1 leverage ratio	10.56%	10.56
Other financial data:
Net interest margin (a)	3.23%	3.11
Effective income tax rate	27.87%	27.51
Efficiency ratio (b)	57.19%	58.66
Selected average balances:
Securities	$266,239	230,251
Loans, net of unearned income	433,233	432,231
Total assets	833,421	823,054
Total deposits	739,720	727,171
Long-term debt	3,217	7,217
Total stockholders’ equity	83,884	82,545
Selected period end balances:
Securities	$277,363	217,002
Loans, net of unearned income	437,287	430,694
Allowance for loan losses	4,965	4,528
Total assets	836,311	846,056
Total deposits	742,456	747,539
Long-term debt	3,217	7,217
Total stockholders’ equity	85,099	84,808

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

		Quarter ended June 30,
		2017				2016
(Dollars in thousands)		Average Balance	Interest Income/ Expense	Yield/ Rate		Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$	437,361	$5,121	4.70%	$	436,462	$5,172	4.77%
Securities - taxable		204,635	1,112	2.18%		155,835	775	2.00%
Securities - tax-exempt (2)		69,858	888	5.10%		67,580	945	5.62%

Total securities		274,493	2,000	2.92%		223,415	1,720	3.10%
Federal funds sold		29,498	79	1.07%		56,989	72	0.51%
Interest bearing bank deposits		42,196	103	0.98%		64,062	84	0.53%

Total interest-earning assets		783,548	$7,303	3.74%		780,928	$7,048	3.63%
Cash and due from banks		13,610				12,614
Other assets		34,029				34,564

Total assets	$	831,187			$	828,106

Interest-bearing liabilities:
Deposits:
NOW	$	128,092	$64	0.20%	$	125,512	$97	0.31%
Savings and money market		228,254	209	0.37%		225,678	212	0.38%
Time deposits		200,466	593	1.19%		212,834	658	1.24%

Total interest-bearing deposits		556,812	866	0.62%		564,024	967	0.69%
Short-term borrowings		3,743	5	0.54%		2,517	3	0.48%
Long-term debt		3,217	30	3.74%		7,217	64	3.57%

Total interest-bearing liabilities		563,772	$901	0.64%		573,758	$1,034	0.72%
Noninterest-bearing deposits		180,652				163,965
Other liabilities		2,194				6,259
Stockholders’ equity		84,569				84,124

Total liabilities and stockholders’ equity	$	831,187			$	828,106

Net interest income and margin (tax-equivalent)			$6,402	3.28%			$6,014	3.10%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Six months ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans and loans held for sale (1)	$434,054	$10,102	4.69%	$433,504	$10,268	4.76%
Securities - taxable	196,886	2,133	2.18%	162,980	1,673	2.06%
Securities - tax-exempt (2)	69,353	1,769	5.14%	67,271	1,892	5.66%

Total securities	266,239	3,902	2.96%	230,251	3,565	3.11%
Federal funds sold	35,206	156	0.89%	57,702	143	0.50%
Interest bearing bank deposits	50,238	227	0.91%	57,023	139	0.49%

Total interest-earning assets	785,737	$14,387	3.69%	778,480	$14,115	3.65%
Cash and due from banks	13,535			12,867
Other assets	34,149			31,707

Total assets	$833,421			$823,054

Interest-bearing liabilities:
Deposits:
NOW	$126,200	$118	0.19%	$123,831	$191	0.31%
Savings and money market	231,127	421	0.37%	227,772	431	0.38%
Time deposits	203,189	1,189	1.18%	215,130	1,326	1.24%

Total interest-bearing deposits	560,516	1,728	0.62%	566,733	1,948	0.69%
Short-term borrowings	3,649	9	0.50%	2,836	7	0.50%
Long-term debt	3,217	59	3.70%	7,217	127	3.54%

Total interest-bearing liabilities	567,382	$1,796	0.64%	576,786	$2,082	0.73%
Noninterest-bearing deposits	179,204			160,438
Other liabilities	2,951			3,285
Stockholders’ equity	83,884			82,545

Total liabilities and stockholders’ equity	$833,421			$823,054

Net interest income and margin (tax-equivalent)		$12,591	3.23%		$12,033	3.11%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 – Loan Portfolio Composition

	2017		2016
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Commercial and industrial	$50,974	50,228	49,850	50,881	50,190
Construction and land development	46,386	45,098	41,650	44,004	49,346
Commercial real estate	220,863	218,739	220,439	211,558	208,825
Residential real estate	110,288	108,096	110,855	112,303	113,763
Consumer installment	9,409	9,032	8,712	8,996	9,125

Total loans	437,920	431,193	431,506	427,742	431,249
Less: unearned income	(633)	(640)	(560)	(539)	(555)

Loans, net of unearned income	437,287	430,553	430,946	427,203	430,694
Less: allowance for loan losses	(4,965)	(4,523)	(4,643)	(4,578)	(4,528)

Loans, net	$432,322	426,030	426,303	422,625	426,166

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2017		2016
(Dollars in thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Allowance for loan losses:
Balance at beginning of period	$4,588	4,643	4,578	4,528	4,774
Charge-offs:
Commercial and industrial	—	—	(14)	—	(83)
Commercial real estate	—	—	—	—	(194)
Residential real estate	—	(78)	(20)	(7)	(37)
Consumer installment	(5)	(1)	(38)	(1)	(2)

Total charge-offs	(5)	(79)	(72)	(8)	(316)
Recoveries	282	24	22	58	70

Net recoveries (charge-offs)	277	(55)	(50)	50	(246)
Provision for loan losses	100	—	115	—	—

Ending balance	$4,965	4,588	4,643	4,578	4,528

as a % of loans	1.14%	1.07	1.08	1.07	1.05
as a % of nonperforming loans	220%	198	196	284	271
Net (recoveries) charge-offs as % of avg. loans (a)	(0.25)%	0.05	0.05	(0.05)	0.23

Nonperforming assets:
Nonaccrual loans	$2,255	2,318	2,370	1,614	1,669
Other real estate owned	103	152	152	37	300

Total nonperforming assets	$2,358	2,470	2,522	1,651	1,969

as a % of loans and other real estate owned	0.54%	0.57	0.59	0.39	0.46
as a % of total assets	0.28%	0.29	0.30	0.19	0.23
Nonperforming loans as a % of total loans	0.52%	0.54	0.55	0.38	0.39
Accruing loans 90 days or more past due	$42	—	—	211	—

(a) Net (recoveries) charge-offs are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2017				2016
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$677	11.6	$524	11.6	$540	11.6	$515	11.9	$506	11.6
Construction and land development	874	10.6	845	10.5	812	9.7	673	10.3	744	11.4
Commercial real estate	2,121	50.5	2,004	50.7	2,071	51.0	2,232	49.4	2,092	48.5
Residential real estate	1,119	25.2	1,064	25.1	1,107	25.7	1,020	26.3	1,061	26.4
Consumer installment	174	2.1	151	2.1	113	2.0	138	2.1	125	2.1

Total allowance for loan losses	$4,965		$4,588		$4,643		$4,578		$4,528

*	Loan balance in each category expressed as a percentage of total loans.

Table 9 – CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2017

Maturity of:
3 months or less	$27,074
Over 3 months through 6 months	22,078
Over 6 months through 12 months	15,527
Over 12 months	60,256

Total CDs and other time deposits of $100,000 or more	$124,935

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 1, 2017	By: /s/ E. L. Spencer, Jr.
E. L. Spencer, Jr.
President, Chief Executive Officer and
Chairman of the Board

Date: August 1, 2017	By: /s/ David A. Hedges
David A. Hedges
EVP, Chief Financial Officer