Form 10-Q
period 2017-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2017-10-27
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2017
Common Stock, $0.01 par value per share	3,643,668 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2017	December 31, 2016

Assets:
Cash and due from banks	$14,144	$15,673
Federal funds sold	21,555	42,096
Interest bearing bank deposits	42,391	63,508

Cash and cash equivalents	78,090	121,277

Securities available-for-sale	265,171	243,572
Loans held for sale	924	1,497
Loans, net of unearned income	449,378	430,946
Allowance for loan losses	(4,670)	(4,643)

Loans, net	444,708	426,303

Premises and equipment, net	13,835	12,602
Bank-owned life insurance	18,217	17,888
Other real estate owned	103	152
Other assets	7,498	8,652

Total assets	$828,546	$831,943

Liabilities:
Deposits:
Noninterest-bearing	$184,752	$181,890
Interest-bearing	547,896	557,253

Total deposits	732,648	739,143
Federal funds purchased and securities sold under agreements to repurchase	3,573	3,366
Long-term debt	3,217	3,217
Accrued expenses and other liabilities	2,570	4,040

Total liabilities	742,008	749,766

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,771	3,767
Retained earnings	89,223	85,716
Accumulated other comprehensive income (loss), net	142	(708)
Less treasury stock, at cost - 313,467 shares and 313,612 shares at September 30, 2017 and December 31, 2016, respectively	(6,637)	(6,637)

Total stockholders’ equity	86,538	82,177

Total liabilities and stockholders’ equity	$828,546	$831,943

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,			Nine months ended September 30,
(In thousands, except share and per share data)	2017		2016	2017	2016

Interest income:
Loans, including fees	$5,296	$	5,105	$15,398	$15,373
Securities:
Taxable	1,071		747	3,204	2,420
Tax-exempt	590		616	1,758	1,864
Federal funds sold and interest bearing bank deposits	215		191	598	473

Total interest income	7,172		6,659	20,958	20,130

Interest expense:
Deposits	872		984	2,600	2,932
Short-term borrowings	5		4	14	11
Long-term debt	34		63	93	190

Total interest expense	911		1,051	2,707	3,133

Net interest income	6,261		5,608	18,251	16,997
Provision for loan losses	—		—	100	(600)

Net interest income after provision for loan losses	6,261		5,608	18,151	17,597

Noninterest income:
Service charges on deposit accounts	191		197	563	588
Mortgage lending	254		246	558	740
Bank-owned life insurance	112		114	329	339
Other	362		358	1,096	1,075
Securities gains, net	49		148	51	148

Total noninterest income	968		1,063	2,597	2,890

Noninterest expense:
Salaries and benefits	2,516		2,471	7,289	7,322
Net occupancy and equipment	385		389	1,117	1,107
Professional fees	276		220	760	625
FDIC and other regulatory assessments	79		76	257	320
Other real estate owned, net	4		(194)	(5)	(217)
Other	965		1,018	2,940	2,953

Total noninterest expense	4,225		3,980	12,358	12,110

Earnings before income taxes	3,004		2,691	8,390	8,377
Income tax expense	868		740	2,369	2,304

Net earnings	$2,136	$	1,951	$6,021	$6,073

Net earnings per share:
Basic and diluted	$0.59	$	0.54	$1.65	$1.67

Weighted average shares outstanding:
Basic and diluted	3,643,659		3,643,506	3,643,598	3,643,498

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Net earnings	$2,136	$1,951	$6,021	$6,073

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	171	(792)	882	1,584
Reclassification adjustment for net gain on securities recognized in net earnings	(31)	(93)	(32)	(93)

Other comprehensive income (loss)	140	(885)	850	1,491

Comprehensive income	$2,276	$1,066	$6,871	$7,564

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total

Balance, December 31, 2015	3,957,135	$39	$3,766	$80,845	$1,937	$(6,638)	$79,949
Net earnings	—	—	—	6,073	—	—	6,073
Other comprehensive income	—	—	—	—	1,491	—	1,491
Cash dividends paid ($0.675 per share)	—	—	—	(2,459)	—	—	(2,459)
Sale of treasury stock (45 shares)	—	—	1	—	—	—	1

Balance, Septemer 30, 2016	3,957,135	$39	$3,767	$84,459	$3,428	$(6,638)	$85,055

Balance, December 31, 2016	3,957,135	$39	$3,767	$85,716	$(708)	$(6,637)	$82,177
Net earnings	—	—	—	6,021	—	—	6,021
Other comprehensive income	—	—	—	—	850	—	850
Cash dividends paid ($0.69 per share)	—	—	—	(2,514)	—	—	(2,514)
Sale of treasury stock (145 shares)	—	—	4	—	—	—	4

Balance, September 30, 2017	3,957,135	$39	$3,771	$89,223	$142	$(6,637)	$86,538

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2017	2016

Cash flows from operating activities:
Net earnings	$6,021	$6,073
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	100	(600)
Depreciation and amortization	772	876
Premium amortization and discount accretion, net	1,612	1,137
Net gain on securities available-for-sale	(51)	(148)
Net gain on sale of loans held for sale	(366)	(609)
(Decrease) increase in MSR valuation allowance	(1)	21
Net gain on other real estate owned	(11)	(238)
Loans originated for sale	(21,957)	(33,331)
Proceeds from sale of loans	22,731	34,537
Increase in cash surrender value of bank-owned life insurance	(329)	(339)
Net decrease in other assets	382	196
Net (decrease) increase in accrued expenses and other liabilities	(1,466)	577

Net cash provided by operating activities	7,437	8,152

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	10,374	5,126
Proceeds from prepayments and maturities of securities available-for-sale	25,909	50,934
Purchase of securities available-for-sale	(58,097)	(62,556)
Increase in loans, net	(18,506)	(189)
Net purchases of premises and equipment	(1,549)	(1,173)
Increase in FHLB stock	(13)	(25)
Proceeds from sale of other real estate owned	60	695

Net cash used in investing activities	(41,822)	(7,188)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	2,862	22,759
Net (decrease) increase in interest-bearing deposits	(9,357)	5,529
Net increase in federal funds purchased and securities sold under agreements to repurchase	207	556
Dividends paid	(2,514)	(2,459)

Net cash (used in) provided by financing activities	(8,802)	26,385

Net change in cash and cash equivalents	(43,187)	27,349
Cash and cash equivalents at beginning of period	121,277	113,930

Cash and cash equivalents at end of period	$78,090	$141,279

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,791	$3,193
Income taxes	2,674	1,703
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	285

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2017. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first nine months of 2017, the Company adopted no new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2017 and 2016, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016

Basic and diluted:
Net earnings	$2,136	$1,951	$6,021	$6,073
Weighted average common shares outstanding	3,643,659	3,643,506	3,643,598	3,643,498

Net earnings per share	$0.59	$0.54	$1.65	$1.67

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At September 30, 2017, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold to us by the FDIC, as receiver of a failed bank that previously held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding. The remaining junior subordinated debentures of approximately $3.2 million are included in long-term debt and the Company’s equity interest of $0.2 million in the Trust is included in other assets. Interest expense on the junior subordinated debentures that remain outstanding is included in interest expense on long-term debt.

The following table summarizes VIEs that are not consolidated by the Company as of September 30, 2017.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$3,217	Long-term debt

NOTE 4: SECURITIES

At September 30, 2017 and December 31, 2016, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2017 and December 31, 2016, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

September 30, 2017
Agency obligations (a)	$—	29,496	24,009	—	53,505	230	654	$53,929
Agency RMBS (a)	—	—	12,028	127,778	139,806	606	1,174	140,374
State and political subdivisions	—	2,097	10,716	59,047	71,860	1,580	363	70,643

Total available-for-sale	$—	31,593	46,753	186,825	265,171	2,416	2,191	$264,946

December 31, 2016
Agency obligations (a)	$3,047	22,531	19,893	—	45,471	331	973	$46,113
Agency RMBS (a)	—	972	16,171	110,644	127,787	551	1,805	129,041
State and political subdivisions	—	2,480	10,210	57,624	70,314	1,509	734	69,539

Total available-for-sale	$3,047	25,983	46,274	168,268	243,572	2,391	3,512	$244,693

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $155.5 million and $137.2 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million at September 30, 2017 and December 31, 2016, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2017 and December 31, 2016, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2017:
Agency obligations	$9,871	67	15,655	587	$25,526	654
Agency RMBS	46,620	375	34,051	799	80,671	1,174
State and political subdivisions	8,164	151	7,710	212	15,874	363

Total	$64,655	593	57,416	1,598	$122,071	2,191

December 31, 2016:
Agency obligations	$20,352	973	—	—	$20,352	973
Agency RMBS	89,062	1,805	—	—	89,062	1,805
State and political subdivisions	20,444	734	—	—	20,444	734

Total	$129,858	3,512	—	—	$129,858	3,512

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

Cost-method investments

At September 30, 2017, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company had not identified any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At September 30, 2017 and December 31, 2016, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the nine months ended September 30, 2017 and 2016, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Gross realized gains	$49	148	$51	148

Realized gains, net	$49	148	$51	148

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	September 30, 2017	December 31, 2016

Commercial and industrial	$50,101	$49,850
Construction and land development	47,455	41,650
Commercial real estate:
Owner occupied	41,633	49,745
Multi-family	47,794	46,998
Other	142,953	123,696

Total commercial real estate	232,380	220,439
Residential real estate:
Consumer mortgage	63,056	65,564
Investment property	47,103	45,291

Total residential real estate	110,159	110,855
Consumer installment	9,877	8,712

Total loans	449,972	431,506
Less: unearned income	(594)	(560)

Loans, net of unearned income	$449,378	$430,946

Loans secured by real estate were approximately 86.7% of the Company’s total loan portfolio at September 30, 2017. At September 30, 2017, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of September 30, 2017 and December 31, 2016.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual		Total Loans

September 30, 2017:
Commercial and industrial	$50,004	64	—	50,068	33	$	50,101
Construction and land development	47,280	175	—	47,455	—		47,455
Commercial real estate:
Owner occupied	41,633	—	—	41,633	—		41,633
Multi-family	47,794	—	—	47,794	—		47,794
Other	140,453	—	—	140,453	2,500		142,953

Total commercial real estate	229,880	—	—	229,880	2,500		232,380
Residential real estate:
Consumer mortgage	62,300	403	—	62,703	353		63,056
Investment property	46,993	110	—	47,103	—		47,103

Total residential real estate	109,293	513	—	109,806	353		110,159
Consumer installment	9,823	33	5	9,861	16		9,877

Total	$446,280	785	5	447,070	2,902	$	449,972

December 31, 2016:
Commercial and industrial	$49,747	66	—	49,813	37	$	49,850
Construction and land development	41,223	395	—	41,618	32		41,650
Commercial real estate:
Owner occupied	49,564	43	—	49,607	138		49,745
Multi-family	46,998	—	—	46,998	—		46,998
Other	121,608	199	—	121,807	1,889		123,696

Total commercial real estate	218,170	242	—	218,412	2,027		220,439
Residential real estate:
Consumer mortgage	64,059	1,282	—	65,341	223		65,564
Investment property	45,243	19	—	45,262	29		45,291

Total residential real estate	109,302	1,301	—	110,603	252		110,855
Consumer installment	8,652	38	—	8,690	22		8,712

Total	$427,094	2,042	—	429,136	2,370	$	431,506

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2017 and December 31, 2016, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. For the quarter ended September 30, 2017, the Company increased its look-back period to 34 quarters to continue to include the losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2017
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$677	874	2,121	1,119	174	$4,965
Charge-offs	(449)	—	—	(30)	(10)	(489)
Recoveries	39	133	—	20	2	194

Net (charge-offs) recoveries	(410)	133	—	(10)	(8)	(295)
Provision for loan losses	237	(156)	(60)	(32)	11	—

Ending balance	$504	851	2,061	1,077	177	$4,670

Nine months ended:
Beginning balance	$540	812	2,071	1,107	113	$4,643
Charge-offs	(449)	—	—	(108)	(16)	(573)
Recoveries	45	347	—	97	11	500

Net (charge-offs) recoveries	(404)	347	—	(11)	(5)	(73)
Provision for loan losses	368	(308)	(10)	(19)	69	100

Ending balance	$504	851	2,061	1,077	177	$4,670

	September 30, 2016
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$506	744	2,092	1,061	125	$4,528
Charge-offs	—	—	—	(7)	(1)	(8)
Recoveries	3	5	—	49	1	58

Net recoveries	3	5	—	42	—	50
Provision for loan losses	6	(76)	140	(83)	13	—

Ending balance	$515	673	2,232	1,020	138	$4,578

Nine months ended:
Beginning balance	$523	669	1,879	1,059	159	$4,289
Charge-offs	(83)	—	(194)	(162)	(29)	(468)
Recoveries	26	1,207	—	115	9	1,357

Net (charge-offs) recoveries	(57)	1,207	(194)	(47)	(20)	889
Provision for loan losses	49	(1,203)	547	8	(1)	(600)

Ending balance	$515	673	2,232	1,020	138	$4,578

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2017 and 2016.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

September 30, 2017:
Commercial and industrial	$471	50,068	33	33	504	50,101
Construction and land development	851	47,455	—	—	851	47,455
Commercial real estate	2,045	229,700	16	2,680	2,061	232,380
Residential real estate	1,077	110,159	—	—	1,077	110,159
Consumer installment	177	9,877	—	—	177	9,877

Total	$4,621	447,259	49	2,713	4,670	449,972

September 30, 2016:
Commercial and industrial	$515	50,858	—	23	515	50,881
Construction and land development	673	43,959	—	45	673	44,004
Commercial real estate	2,196	209,840	36	1,718	2,232	211,558
Residential real estate	1,020	112,303	—	—	1,020	112,303
Consumer installment	138	8,996	—	—	138	8,996

Total	$4,542	425,956	36	1,786	4,578	427,742

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

September 30, 2017:
Commercial and industrial	$49,817	121	130	33	$50,101
Construction and land development	46,778	404	273	—	47,455
Commercial real estate:
Owner occupied	41,048	244	341	—	41,633
Multi-family	47,794	—	—	—	47,794
Other	139,671	356	426	2,500	142,953

Total commercial real estate	228,513	600	767	2,500	232,380
Residential real estate:
Consumer mortgage	57,087	2,032	3,584	353	63,056
Investment property	46,054	109	940	—	47,103

Total residential real estate	103,141	2,141	4,524	353	110,159
Consumer installment	9,694	71	96	16	9,877

Total	$437,943	3,337	5,790	2,902	$449,972

December 31, 2016:
Commercial and industrial	$49,558	22	233	37	$49,850
Construction and land development	41,165	113	340	32	41,650
Commercial real estate:
Owner occupied	48,788	414	405	138	49,745
Multi-family	46,998	—	—	—	46,998
Other	121,326	32	449	1,889	123,696

Total commercial real estate	217,112	446	854	2,027	220,439
Residential real estate:
Consumer mortgage	59,450	2,613	3,278	223	65,564
Investment property	44,109	105	1,048	29	45,291

Total residential real estate	103,559	2,718	4,326	252	110,855
Consumer installment	8,580	20	90	22	8,712

Total	$419,974	3,319	5,843	2,370	$431,506

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2017 and December 31, 2016.

	September 30, 2017
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial real estate:
Other	$3,590	(1,090)	2,500

Total commercial real estate	3,590	(1,090)	2,500

Total	$3,590	(1,090)	2,500

With allowance recorded:
Commercial and industrial	$53	(20)	33	$33
Commercial real estate:
Owner occupied	180	—	180	16

Total commercial real estate	180	—	180	16

Total	233	(20)	213	49

Total impaired loans	$3,823	(1,110)	2,713	$49

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2016
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$15	—	15
Construction and land development	140	(108)	32
Commercial real estate:
Other	2,874	(984)	1,890

Total commercial real estate	2,874	(984)	1,890

Total	$3,029	(1,092)	1,937

With allowance recorded:
Commercial real estate:
Owner occupied	$193	—	193	$31

Total commercial real estate	193	—	193	31

Total	193	—	193	31

Total impaired loans	$3,222	(1,092)	2,130	$31

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended September 30, 2017		Nine months ended September 30, 2017
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$126	—	55	—
Construction and land development	—	—	15	—
Commercial real estate:
Owner occupied	182	2	186	8
Other	2,148	—	1,971	—

Total commercial real estate	2,330	2	2,157	8

Total	$2,456	2	2,227	8

	Quarter ended September 30, 2016		Nine months ended September 30, 2016
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$26	—	36	2
Construction and land development	48	—	111	—
Commercial real estate:
Owner occupied	465	3	850	29
Other	1,532	—	1,662	—

Total commercial real estate	1,997	3	2,512	29

Total	$2,071	3	2,659	31

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of September 30, 2017 and December 31, 2016.

	TDRs
				Related
(In thousands)	Accruing	Nonaccrual	Total	Allowance

September 30, 2017
Commercial and industrial	$—	33	33	$33
Commercial real estate:
Owner occupied	180	—	180	16
Other	—	1,693	1,693	—

Total commercial real estate	180	1,693	1,873	16

Total	$180	1,726	1,906	$49

December 31, 2016
Commercial and industrial	$15	—	15	$—
Construction and land development	—	32	32	—
Commercial real estate:
Owner occupied	193	—	193	31
Other	—	1,818	1,818	—

Total commercial real estate	193	1,818	2,011	31

Total	$208	1,850	2,058	$31

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended September 30,			Nine months ended September 30,
		Pre-	Post -		Pre-	Post -
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2017:
Commercial and industrial	1	$34	34	1	$34	34
Commercial real estate:
Other	—	—	—	1	1,275	1,266

Total commercial real estate	—	—	—	1	1,275	1,266

Total	1	$34	34	2	$1,309	1,300

2016:
Commercial real estate:
Other	—	—	—	1	$1,509	1,509

Total commercial real estate	—	—	—	1	1,509	1,509

Total	—	—	—	1	$1,509	1,509

The majority of the loans modified in a TDR during the quarter and nine months ended September 30, 2017 and 2016, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

During the three and nine months ended September 30, 2017 and 2016, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

		Quarter ended September 30,			Nine months ended September 30,
(Dollars in thousands)		2017	2016		2017	2016

MSRs, net:
Beginning balance	$	1,762	$2,146	$	1,952	$2,316
Additions, net		72	97		165	242
Amortization expense		(131)	(192)		(415)	(506)
(Increase) decrease in valuation allowance		—	(20)		1	(21)

Ending balance	$	1,703	$2,031	$	1,703	$2,031

Valuation allowance included in MSRs, net:
Beginning of period	$	—	$1	$	1	$—
End of period		—	21		—	21

Fair value of amortized MSRs:
Beginning of period	$	2,520	$2,539	$	2,678	$3,086
End of period		2,441	2,455		2,441	2,455

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

A summary of the Company’s interest rate swap agreements at September 30, 2017 and December 31, 2016 is presented below.

			Other	Other
			Assets	Liabilities
			Estimated	Estimated
(Dollars in thousands)		Notional	Fair Value	Fair Value

September 30, 2017:
Pay fixed / receive variable	$	3,704	—	96
Pay variable / receive fixed		3,704	96	—

Total interest rate swap agreements	$	7,408	96	96

December 31, 2016:
Pay fixed / receive variable	$	3,967	—	241
Pay variable / receive fixed		3,967	241	—

Total interest rate swap agreements	$	7,934	241	241

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2017, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2017:
Securities available-for-sale:
Agency obligations	$53,505	—	53,505	—
Agency RMBS	139,806	—	139,806	—
State and political subdivisions	71,860	—	71,860	—

Total securities available-for-sale	265,171	—	265,171	—
Other assets (1)	96	—	96	—

Total assets at fair value	$265,267	—	265,267	—

Other liabilities(1)	$96	—	96	—

Total liabilities at fair value	$96	—	96	—

December 31, 2016:
Securities available-for-sale:
Agency obligations	$45,471	—	45,471	—
Agency RMBS	127,787	—	127,787	—
State and political subdivisions	70,314	—	70,314	—

Total securities available-for-sale	243,572	—	243,572	—
Other assets (1)	241	—	241	—

Total assets at fair value	$243,813	—	243,813	—

Other liabilities(1)	$241	—	241	—

Total liabilities at fair value	$241	—	241	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2017:
Loans held for sale	$924	—	924	—
Loans, net(1)	2,664	—	—	2,664
Other real estate owned	103	—	—	103
Other assets (2)	1,703	—	—	1,703

Total assets at fair value	$5,394	—	924	4,470

December 31, 2016:
Loans held for sale	$1,497	—	1,497	—
Loans, net(1)	2,099	—	—	2,099
Other real estate owned	152	—	—	152
Other assets (2)	1,952	—	—	1,952

Total assets at fair value	$5,700	—	1,497	4,203

(1)Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At September 30, 2017, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at September 30, 2017, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying			Average

(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$2,664	Appraisal	Appraisal discounts (%)	16.9%

Other real estate owned	103	Appraisal	Appraisal discounts (%)	18.9%

Mortgage servicing rights, net	1,703	Discounted cash flow	Prepayment speed or CPR (%)	11.0%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

September 30, 2017:
Financial Assets:
Loans, net (1)	$444,708	$445,776	$—	$—	$445,776
Loans held for sale	924	931	—	931	—
Financial Liabilities:
Time Deposits	$194,131	$192,463	$—	$192,463	$—
Long-term debt	3,217	3,217	—	3,217	—

December 31, 2016:
Financial Assets:
Loans, net (1)	$426,303	$428,446	$—	$—	$428,446
Loans held for sale	1,497	1,507	—	1,507	—
Financial Liabilities:
Time Deposits	$208,137	$207,791	$—	$207,791	$—
Long-term debt	3,217	3,217	—	3,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2017 and 2016, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2016 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

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

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates 8 full-service branches in Auburn, Opelika, Notasulga, and Valley, Alabama. The Bank also operates a loan production office in Phenix City, Alabama.

Summary of Results of Operations

		Quarter ended September 30,			Nine months ended September 30,
(Dollars in thousands, except per share amounts)		2017	2016		2017	2016

Net interest income (a)	$	6,565	$5,924	$	19,156	$17,957
Less: tax-equivalent adjustment		304	316		905	960

Net interest income (GAAP)		6,261	5,608		18,251	16,997
Noninterest income		968	1,063		2,597	2,890

Total revenue		7,229	6,671		20,848	19,887
Provision for loan losses		—	—		100	(600)
Noninterest expense		4,225	3,980		12,358	12,110
Income tax expense		868	740		2,369	2,304

Net earnings	$	2,136	$1,951	$	6,021	$6,073

Basic and diluted earnings per share	$	0.59	$0.54	$	1.65	$1.67

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $6.0 million for the first nine months of 2017, compared to $6.1 million for the first nine months of 2016. Basic and diluted earnings per share were $1.65 per share for the first nine months of 2017, compared to $1.67 per share for the first nine months of 2016.

Net interest income (tax-equivalent) was $19.2 million for the first nine months of 2017 compared to $18.0 million for the first nine months of 2016. This increase was primarily due an increase in interest income from securities available-for-sale as management reduced its investment in federal funds sold and interest-bearing bank deposits and increased its investment securities as market yields improved. The Company also lowered its deposit costs and repaid higher-cost wholesale funding sources. Average loans were $436.7 million in the first nine months of 2017, compared to $431.2 million in the first nine months of 2016. Average deposits were $738.3 million in the first nine months of 2017, an increase of $4.0 million or 1%, from the first nine months of 2016.

The Company recorded a $0.1 million provision for loan losses for the first nine months of 2017, compared to a negative provision of $0.6 million for the first nine months of 2016. Annualized net charge-offs as a percent of average loans were 0.02% for the first nine months of 2017 compared to annualized net recoveries 0.27% for the first nine months of 2016. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first nine months of 2016. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $2.6 for the first nine months of 2017, compared to $2.9 million for the first nine months of 2016. The decrease was primarily due to a $0.2 million decrease in mortgage lending income as mortgage loan production declined.

Noninterest expense was $12.4 million for the first nine months of 2017 compared to $12.1 million for the first nine months of 2016. This increase was primarily due to $0.2 million in gains from the sale of OREO, which reduced noninterest expense in the first nine months of 2016. The Company had an improved efficiency ratio of 56.81% for the first nine months of 2017, compared to 58.09% in the first nine months of 2016.

Income tax expense and the effective tax rate were $2.4 million and 28.24%, respectively, for the first nine months of 2017, compared to $2.3 million and 27.50%, respectively, for the first nine months of 2016. The increase in the effective tax rate was primarily due to a decrease in tax preference items such as income from investments in municipal securities and bank owned life insurance.

The Company paid cash dividends of $0.69 per share in the first nine months of 2017, an increase of 2.2% from the same period of 2016. At September 30, 2017, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards.

In the third quarter of 2017, net earnings were $2.1 million, or $0.59 per share, compared to $2.0 million, or $0.54 per share, for the third quarter of 2016. Net interest income (tax-equivalent) was $6.6 million for the third quarter of 2017, compared to $5.9 million for the third quarter of 2016. This increase was due to the same factors as described above. The Company recorded no provision for loan losses in the third quarter of 2017 and 2016. Noninterest income was $1.0 million in the third quarter of 2017, compared to $1.1 million in the third quarter of 2016. The decrease was due to a $0.1 million decline in securities gains, net. Noninterest expense was $4.2 million in the third quarter of 2017 compared to $4.0 million in the third quarter of 2016. This increase was primarily due to $0.2 million in gains from the sale of OREO, which reduced noninterest expense in the first nine months of 2016. Income tax expense was $0.9 million for the third quarter of 2017, compared to $0.7 million in the third quarter of 2016. The Company’s effective tax rate for the third quarter of 2017 was 28.89%, compared to 27.50% in the third quarter of 2016.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2017 and December 31, 2016, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. For the quarter ended September 30, 2017, the Company increased its look-back period to 34 quarters to continue to include the losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2017. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30,
	2017		2016
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$437,707	4.70%	$432,628	4.75%
Securities - taxable	198,842	2.15%	161,484	2.00%
Securities - tax-exempt	69,770	5.10%	67,701	5.57%

Total securities	268,612	2.92%	229,185	3.06%
Federal funds sold	33,430	1.00%	53,420	0.50%
Interest bearing bank deposits	45,310	1.03%	71,384	0.51%

Total interest-earning assets	785,059	3.72%	786,617	3.58%

Deposits:
NOW	125,968	0.19%	123,049	0.31%
Savings and money market	232,076	0.37%	232,893	0.38%
Time Deposits	200,690	1.18%	213,659	1.24%

Total interest-bearing deposits	558,734	0.62%	569,601	0.69%
Short-term borrowings	3,626	0.52%	2,872	0.51%
Long-term debt	3,217	3.87%	7,217	3.52%

Total interest-bearing liabilities	565,577	0.64%	579,690	0.72%

Net interest income and margin (tax-equivalent)	$19,156	3.26%	$17,957	3.05%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $19.2 million for the first nine months of 2017 compared to $18.0 million for the first nine months of 2016. This increase was primarily due to an increase in interest income from securities available-for-sale as management reduced its investment in federal funds sold and interest bearing bank deposits and increased its investment securities as market yields improved. The Company also lowered its deposit costs and repaid higher-cost wholesale funding sources.

The tax-equivalent yield on total interest-earning assets increased by 14 basis points in the first nine months of 2017 from the first nine months of 2016. Increases in yields on short-term assets, including federal funds sold and interest bearing bank deposits, due to recent increases in the Federal Reserve’s federal funds rate targets, were partially offset by declining loan yields resulting from pricing competition for quality loan opportunities in our markets and declining securities yields due to lower reinvestment rates for municipal bonds.

The cost of total interest-bearing liabilities decreased 8 basis points in the first nine months of 2017 from the first nine months of 2016 to 0.64%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest-bearing demand deposits (NOW accounts) and concurrently reduced our balances of higher-cost certificates of deposits and long-term debt.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to declining earning asset yields during this extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds and our variable rate assets, if the Federal Reserve continues its gradual increase in interest rates. Despite this challenging environment, we believe our net interest income should continue to increase in 2017 compared to 2016 due to shifts in our asset mix, and our belief that interest rates should, depending on competitive pressures, rise faster in our assets than our liabilities.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded a provision for loan losses of $0.1 million for the first nine months of 2017, compared to a negative $0.6 million provision for loan losses for the first nine months of 2016 due to the payoff of the nonperforming loan described below. Annualized net charge-offs as a percent of average loans were 0.02% for the first nine months of 2017 compared to annualized net recoveries as a percent of average loans of 0.27% for the first nine months of 2016. The Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan during the first nine months of 2016. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.04% at September 30, 2017, compared to 1.08% at December 31, 2016. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Service charges on deposit accounts	$191	$197	$563	$588
Mortgage lending income	254	246	558	740
Bank-owned life insurance	112	114	329	339
Securities gains, net	49	148	51	148
Other	362	358	1,096	1,075

Total noninterest income	$968	$1,063	$2,597	$2,890

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Origination income	$190	$242	$366	$609
Servicing fees, net	64	24	191	152
(Increase) decrease in MSR valuation allowance	—	(20)	1	(21)

Total mortgage lending income	$254	$246	$558	$740

Mortgage lending income decreased in the first nine months of 2017, compared to the first nine months of 2016 due to a decrease in the volume of mortgage loans originated and sold. The Company is evaluating plans to increase its production capabilities; however, until such plans have been implemented, management expects mortgage lending income and volume will decrease compared to prior periods.

Securities gains, net consists of realized gains and losses on the sale of securities. Gross realized gains were $49,000 and $51,000, respectively for the third quarter and first nine months of 2017, compared to $148,000 for the third quarter and first nine months of 2016.

Noninterest Expense

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Salaries and benefits	$2,516	$2,471	$7,289	$7,322
Net occupancy and equipment	385	389	1,117	1,107
Professional fees	276	220	760	625
FDIC and other regulatory assessments	79	76	257	320
Other real estate owned, net	4	(194)	(5)	(217)
Other	965	1,018	2,940	2,953

Total noninterest expense	$4,225	$3,980	$12,358	$12,110

Salaries and benefits decreased in the first nine months of 2017, compared to the first nine months of 2016. A decrease in bonus incentive accruals was partially offset by routine annual increases in salaries and wages.

Professional fees increased in the first nine months of 2017, compared to the first nine months of 2016. The increase was primarily due to increases in professional fees associated with our mortgage lending division.

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

The increase in other real estate owned expense was primarily due to gains realized on the sale of OREO in the third quarter and first nine months of 2016.

Income Tax Expense

Income tax expense was $2.4 million for the first nine months of 2017 and $2.3 million for the first nine months of 2016. The Company’s income tax expense for the first nine months of 2017 and 2016 reflects an effective income tax rate of 28.24% and 27.50%, respectively. This increase in the effective tax rate is primarily due to a decrease in tax preference items such as income from investments in municipal securities and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $265.2 million at September 30, 2017, an increase of $21.6 million, or 9%, compared to $243.6 million at December 31, 2016. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $20.3 million and an increase in the fair value of securities available-for-sale of $1.3 million. The increase in the amortized cost basis of securities available-for-sale was primarily attributable to management increasing the Company’s investment securities as market yields improved in early 2017. The increase in the fair value of securities was primarily due to a decrease in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 2.92% in 2017 and 3.06% in 2016.

Loans

	2017			2016
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$50,101	50,974	50,228	49,850	50,881
Construction and land development	47,455	46,386	45,098	41,650	44,004
Commercial real estate	232,380	220,863	218,739	220,439	211,558
Residential real estate	110,159	110,288	108,096	110,855	112,303
Consumer installment	9,877	9,409	9,032	8,712	8,996

Total loans	449,972	437,920	431,193	431,506	427,742
Less: unearned income	(594)	(633)	(640)	(560)	(539)

Loans, net of unearned income	$449,378	437,287	430,553	430,946	427,203

Total loans, net of unearned income, were $449.4 million at September 30, 2017, compared to $430.9 million at December 31, 2016. The increase of $18.5 million, or 4% was primarily due to growth in commercial real estate loans. Four loan categories represented the majority of the loan portfolio at September 30, 2017: commercial real estate (53%), residential real estate (25%), construction and land development (11%) and commercial and industrial (11%). Approximately 18% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2017.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $12.5 million, or 3% of total loans, at September 30, 2017, compared to $13.7 million, or 3% of total loans, at December 31, 2016. For residential real estate mortgage loans with a consumer purpose, $2.0 million required interest-only payments at September 30, 2017, compared to $1.4 million at December 31, 2016. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.70% in the first nine months of 2017 and 4.75% in the first nine months of 2016.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $18.6 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.8 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2017, the Bank had one loan relationship that exceeded our internal limit.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2017 (and related balances at December 31, 2016).

	September 30,	December 31,
(In thousands)	2017	2016

Multi-family residential properties	$47,794	$46,998
Lessors of 1 to 4 family residential properties	47,103	45,291
Shopping centers	41,118	40,925
Office buildings	24,708	22,366
Hotel/motel	22,691	19,312

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.7 million at September 30, 2017 compared to $4.6 million at December 31, 2016, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2017 and the previous four quarters is presented below.

	2017			2016
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,965	4,588	4,643	4,578	4,528
Charge-offs:
Commercial and industrial	(449)	—	—	(14)	—
Residential real estate	(30)	—	(78)	(20)	(7)
Consumer installment	(10)	(5)	(1)	(38)	(1)

Total charge-offs	(489)	(5)	(79)	(72)	(8)
Recoveries	194	282	24	22	58

Net (charge-offs) recoveries	(295)	277	(55)	(50)	50
Provision for loan losses	—	100	—	115	—

Ending balance	$4,670	4,965	4,588	4,643	4,578

as a % of loans	1.04%	1.14	1.07	1.08	1.07
as a % of nonperforming loans	161%	220	198	196	284
Net charge-offs (recoveries) as % of average loans (a)	0.27%	(0.25)	0.05	0.05	(0.05)

(a) Net charge-offs (recoveries) are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.04% at September 30, 2017, compared to 1.08% at December 31, 2016. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Net charge-offs were $0.1 million, or 0.02% of average loans in the first nine months of 2017, compared to net recoveries of $0.9 million, or 0.27% of average loans in the first nine months of 2016 primarily due to a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan.

The Company’s recorded investment in loans considered impaired was $2.7 million at September 30, 2017 and $2.1 million at December 31, 2016, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $49 thousand and $31 thousand at each respective date.

Nonperforming Assets

The Company had $3.0 million in nonperforming assets at September 30, 2017, compared to $2.5 million in nonperforming assets at December 31, 2016.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2017 and the previous four quarters.

	2017			2016
(Dollars in thousands)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Nonperforming assets:
Nonaccrual loans	$2,902	2,255	2,318	2,370	1,614
Other real estate owned	103	103	152	152	37

Total nonperforming assets	$3,005	2,358	2,470	2,522	1,651

as a % of loans and other real estate owned	0.67%	0.54	0.57	0.59	0.39
as a % of total assets	0.36%	0.28	0.29	0.30	0.19
Nonperforming loans as a % of total loans	0.65%	0.52	0.54	0.55	0.38
Accruing loans 90 days or more past due	$5	42	—	—	211

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2017 and the previous four quarters.

	2017			2016
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$33	34	35	37	38
Construction and land development	—	—	22	32	45
Commercial real estate	2,500	1,797	1,850	2,027	1,521
Residential real estate	353	406	391	252	10
Consumer installment	16	18	20	22	—

Total nonaccrual loans	$2,902	2,255	2,318	2,370	1,614

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2017 and December 31, 2016, respectively, the Company had $2.9 million and $2.4 million in loans on nonaccrual.

At September 30, 2017 there were $5 thousand in loans 90 days or more past due and still accruing compared to none at December 31, 2016.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2017 and the previous four quarters.

	2017			2016
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Developed lots	$—	—	37	37	—
Residential	103	103	115	115	37

Total other real estate owned	$103	103	152	152	37

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve Bank, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.8 million, or 1.3% of total loans at September 30, 2017, compared to $5.8 million, or 1.4% of total loans at December 31, 2016.

The table below provides information concerning the composition of potential problem loans for the third quarter of 2017 and the previous four quarters.

	2017			2016
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$130	609	210	233	356
Construction and land development	273	286	298	340	352
Commercial real estate	767	1,528	795	854	1,184
Residential real estate	4,524	4,416	4,285	4,326	4,423
Consumer installment	96	97	99	90	89

Total potential problem loans	$5,790	6,936	5,687	5,843	6,404

At September 30, 2017, approximately $0.8 million, or 14% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the third quarter of 2017 and the previous four quarters.

	2017			2016
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$64	195	1	66	3
Construction and land development	175	2	3	395	—
Commercial real estate	—	748	—	242	—
Residential real estate	513	496	1,186	1,301	369
Consumer installment	33	25	17	38	40

Total	$785	1,466	1,207	2,042	412

Deposits

Total deposits were $732.6 million at September 30, 2017, compared to $739.1 million at December 31, 2016. Decreases of $9.4 million in interest bearing deposits were partially offset by increases in noninterest bearing deposits of $2.9 million during the first nine months of 2017. Noninterest bearing deposits were $184.8 million, or 25.2% of total deposits, at September 30, 2017, compared to $181.9 million, or 24.6% of total deposits at December 31, 2016.

The average rate paid on total interest-bearing deposits was 0.62% in the first nine months of 2017 and 0.69% in the first nine months of 2016.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at September 30, 2017, and at December 31, 2016, respectively. Securities sold under agreements to repurchase totaled $3.6 million and $3.4 million at September 30, 2017 and December 31, 2016, respectively.

The average rate paid on short-term borrowings was 0.52% in the first nine months of 2017 compared to 0.51% in the first nine months of 2016.

Long-term debt includes subordinated debentures related to trust preferred securities. The Company had $3.2 million in junior subordinated debentures related to trust preferred securities outstanding at September 30, 2017 and December 31, 2016. The junior subordinated debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rate paid on long-term debt was 3.87% in the first nine months of 2017 and 3.52% in the first nine months of 2016.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $86.5 million and $82.2 million as of September 30, 2017 and December 31, 2016, respectively. The increase from December 31, 2016 was primarily driven by net earnings of $6.0 million and other comprehensive income due to the change in unrealized gains (losses) on securities available-for-sale, net-of-tax, of $0.9 million, which was partially offset by cash dividends paid of $2.5 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2017 is 1.25%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2017, the ratios for the Company and Bank were sufficient to meet the fully phased-in conservation buffer.

The Company’s tier 1 leverage ratio was 10.70%, common equity tier 1 (“CET1”) risk-based capital ratio was 16.15%, tier 1 risk-based capital ratio was 16.71%, and total risk-based capital ratio was 17.62% at September 30, 2017. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Company’s capital conservation buffer was 9.62% at September 30, 2017.

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

At September 30, 2017, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At September 30, 2017, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2017 and December 31, 2016, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2017, the Bank had a remaining available line of credit with the FHLB of $246.8 million. At September 30, 2017, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments and Contingencies

At September 30, 2017, the Bank had outstanding standby letters of credit of $7.6 million and unfunded loan commitments outstanding of $71.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2017, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $314.7 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

In the first nine months of 2017, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase three loans with an aggregate principal balance of $0.6 million, which were current as to principal and interest at the time of repurchase. At September 30, 2017, the Company had one pending repurchase request.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2017, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. The Company intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The Company’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. However, the Company is still evaluating the impact for other fee-based income. The FASB continues to release new accounting guidance related to the adoption of this ASU and the results of the Company’s materiality analysis may change based on conclusions reached as to the application of this new guidance.

ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments include the following: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Although the Company has not finalized its evaluation of the impact of adopting ASU No. 2016-01, adoption is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, for purposes of disclosing the fair value of loans carried at amortized cost, we are evaluating our valuation methods to determine the necessary changes to conform to an “exit price” notion as required by the Standard. Accordingly, the fair value amounts disclosed for such loans may change upon adoption.

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

	2017			2016
	Third	Second	First	Fourth	Third
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$6,261	6,101	5,889	5,735	5,608
Tax-equivalent adjustment	304	301	300	316	316

Net interest income (Tax-equivalent)	$6,565	6,402	6,189	6,051	5,924

				Nine months ended September 30,
(In thousands)				2017	2016

Net interest income (GAAP)				$18,251	16,997
Tax-equivalent adjustment				905	960

Net interest income (Tax-equivalent)				$19,156	17,957

Table 2 - Selected Quarterly Financial Data

	2017			2016
	Third	Second	First	Fourth	Third
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,565	6,402	6,189	6,051	5,924
Less: tax-equivalent adjustment	304	301	300	316	316

Net interest income (GAAP)	6,261	6,101	5,889	5,735	5,608
Noninterest income	968	793	836	493	1,063

Total revenue	7,229	6,894	6,725	6,228	6,671
Provision for loan losses	—	100	—	115	—
Noninterest expense	4,225	4,015	4,118	3,238	3,980
Income tax expense	868	784	717	798	740

Net earnings	$2,136	1,995	1,890	2,077	1,951

Per share data:
Basic and diluted net earnings	$0.59	0.55	0.52	0.57	0.54
Cash dividends declared	0.23	0.23	0.23	0.225	0.225
Weighted average shares outstanding:
Basic and diluted	3,643,659	3,643,593	3,643,541	3,643,523	3,643,506
Shares outstanding, at period end	3,643,668	3,643,643	3,643,543	3,643,523	3,643,523
Book value	$23.75	23.36	22.88	22.55	23.34
Common stock price
High	$37.71	37.79	33.69	31.31	28.91
Low	34.82	32.65	30.75	27.45	27.45
Period end:	35.00	36.94	33.00	31.31	27.45
To earnings ratio	15.70x	16.94	15.28	13.98	12.48
To book value	147%	158	144	139	118
Performance ratios:
Return on average equity	9.87%	9.44	9.09	9.61	9.06
Return on average assets	1.03%	0.96	0.90	1.00	0.92
Dividend payout ratio	38.98%	41.82	44.23	39.47	41.67
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.04%	1.14	1.07	1.08	1.07
Nonperforming loans	161%	220	198	196	284
Nonperforming assets as a % of:
Loans and foreclosed properties	0.67%	0.54	0.57	0.59	0.39
Total assets	0.36%	0.28	0.29	0.30	0.19
Nonperforming loans as a % of total loans	0.65%	0.52	0.54	0.55	0.38
Annualized net charge-offs (recoveries) as a % of average loans	0.27%	(0.25)	0.05	0.05	(0.05)
Capital Adequacy:
CET 1 risk-based capital ratio	16.15%	16.22	16.24	16.44	15.74
Tier 1 risk-based capital ratio	16.71%	16.79	16.83	17.00	17.07
Total risk-based capital ratio	17.62%	17.77	17.75	17.95	17.97
Tier 1 leverage ratio	10.70%	10.56	10.40	10.27	10.36
Other financial data:
Net interest margin (a)	3.32%	3.28	3.19	3.05	2.94
Effective income tax rate	28.89%	28.21	27.50	27.76	27.50
Efficiency ratio (b)	56.09%	55.80	58.62	49.48	56.96
Selected average balances:
Securities	$273,280	274,493	257,894	253,820	227,076
Loans, net of unearned income	443,639	436,645	429,784	429,451	429,201
Total assets	831,097	831,187	835,679	834,291	851,409
Total deposits	735,372	737,464	742,002	735,991	748,229
Long-term debt	3,217	3,217	3,217	4,260	7,217
Total stockholders’ equity	86,543	84,569	83,191	86,493	86,103
Selected period end balances:
Securities	$265,171	277,363	273,853	243,572	249,556
Loans, net of unearned income	449,378	437,287	430,553	430,946	427,203
Allowance for loan losses	4,670	4,965	4,588	4,643	4,578
Total assets	828,546	836,311	842,781	831,943	851,672
Total deposits	732,648	742,456	750,302	739,143	751,915
Long-term debt	3,217	3,217	3,217	3,217	7,217
Total stockholders’ equity	86,538	85,099	83,366	82,177	85,055

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Selected Financial Data

	Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2017	2016

Results of Operations
Net interest income (a)	$19,156	17,957
Less: tax-equivalent adjustment	905	960

Net interest income (GAAP)	18,251	16,997
Noninterest income	2,597	2,890

Total revenue	20,848	19,887
Provision for loan losses	100	(600)
Noninterest expense	12,358	12,110
Income tax expense	2,369	2,304

Net earnings	$6,021	6,073

Per share data:
Basic and diluted net earnings	$1.65	1.67
Cash dividends declared	0.69	0.675
Weighted average shares outstanding:
Basic and diluted	3,643,598	3,643,498
Shares outstanding, at period end	3,643,668	3,643,523
Book value	$23.75	23.34
Common stock price
High	$37.79	30.49
Low	30.75	24.56
Period end	35.00	27.45
To earnings ratio	15.70x	12.48
To book value	147%	118
Performance ratios:
Return on average equity	9.47%	9.67
Return on average assets	0.96%	0.97
Dividend payout ratio	41.82%	40.42
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.04%	1.07
Nonperforming loans	161%	284
Nonperforming assets as a % of:
Loans and other real estate owned	0.67%	0.39
Total assets	0.36%	0.19
Nonperforming loans as a % of total loans	0.65%	0.38
Annualized net charge-offs (recoveries) as a % of average loans	0.02%	(0.27)
Capital Adequacy:
CET 1 risk-based capital ratio	16.15%	15.74
Tier 1 risk-based capital ratio	16.71%	17.07
Total risk-based capital ratio	17.62%	17.97
Tier 1 leverage ratio	10.70%	10.36
Other financial data:
Net interest margin (a)	3.26%	3.05
Effective income tax rate	28.24%	27.50
Efficiency ratio (b)	56.81%	58.09
Selected average balances:
Securities	$268,612	229,185
Loans, net of unearned income	436,740	431,213
Total assets	832,637	834,721
Total deposits	738,255	734,241
Long-term debt	3,217	7,217
Total stockholders’ equity	84,780	83,740
Selected period end balances:
Securities	$265,171	249,556
Loans, net of unearned income	449,378	427,203
Allowance for loan losses	4,670	4,578
Total assets	828,546	851,672
Total deposits	732,648	751,915
Long-term debt	3,217	7,217
Total stockholders’ equity	86,538	85,055

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$444,893	$5,296	4.72%	$430,896	$5,105	4.71%
Securities - taxable	202,690	1,071	2.10%	158,525	747	1.87%
Securities - tax-exempt (2)	70,590	894	5.02%	68,551	932	5.41%

Total securities	273,280	1,965	2.85%	227,076	1,679	2.94%
Federal funds sold	29,937	94	1.25%	44,949	56	0.50%
Interest bearing bank deposits	35,615	121	1.35%	99,794	135	0.54%

Total interest-earning assets	783,725	$7,476	3.78%	802,715	$6,975	3.46%
Cash and due from banks	13,131			13,515
Other assets	34,241			35,179

Total assets	$831,097			$851,409

Interest-bearing liabilities:
Deposits:
NOW	$125,512	$62	0.20%	$121,501	$91	0.30%
Savings and money market	233,944	223	0.38%	243,024	240	0.39%
Time deposits	195,773	587	1.19%	210,751	653	1.23%

Total interest-bearing deposits	555,229	872	0.62%	575,276	984	0.68%
Short-term borrowings	3,582	5	0.55%	2,943	4	0.54%
Long-term debt	3,217	34	4.19%	7,217	63	3.47%

Total interest-bearing liabilities	562,028	$911	0.64%	585,436	$1,051	0.71%
Noninterest-bearing deposits	180,144			172,953
Other liabilities	2,382			6,917
Stockholders’ equity	86,543			86,103

Total liabilities and stockholders’ equity	$831,097			$851,409

Net interest income and margin (tax-equivalent)		$6,565	3.32%		$5,924	2.94%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine months ended September 30,
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$437,707	$15,398	4.70%	$432,628	$15,373	4.75%
Securities - taxable	198,842	3,204	2.15%	161,484	2,420	2.00%
Securities - tax-exempt (2)	69,770	2,663	5.10%	67,701	2,824	5.57%

Total securities	268,612	5,867	2.92%	229,185	5,244	3.06%
Federal funds sold	33,430	250	1.00%	53,420	199	0.50%
Interest bearing bank deposits	45,310	348	1.03%	71,384	274	0.51%

Total interest-earning assets	785,059	$21,863	3.72%	786,617	$21,090	3.58%
Cash and due from banks	13,399			13,085
Other assets	34,179			35,019

Total assets	$832,637			$834,721

Interest-bearing liabilities:
Deposits:
NOW	$125,968	$179	0.19%	$123,049	$282	0.31%
Savings and money market	232,076	644	0.37%	232,893	671	0.38%
Time deposits	200,690	1,777	1.18%	213,659	1,979	1.24%

Total interest-bearing deposits	558,734	2,600	0.62%	569,601	2,932	0.69%
Short-term borrowings	3,626	14	0.52%	2,872	11	0.51%
Long-term debt	3,217	93	3.87%	7,217	190	3.52%

Total interest-bearing liabilities	565,577	$2,707	0.64%	579,690	$3,133	0.72%
Noninterest-bearing deposits	179,521			164,640
Other liabilities	2,759			6,651
Stockholders’ equity	84,780			83,740

Total liabilities and stockholders’ equity	$832,637			$834,721

Net interest income and margin (tax-equivalent)		$19,156	3.26%		$17,957	3.05%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 6 - Loan Portfolio Composition

		2017			2016
		Third	Second	First	Fourth	Third
(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	50,101	50,974	50,228	49,850	50,881
Construction and land development		47,455	46,386	45,098	41,650	44,004
Commercial real estate		232,380	220,863	218,739	220,439	211,558
Residential real estate		110,159	110,288	108,096	110,855	112,303
Consumer installment		9,877	9,409	9,032	8,712	8,996

Total loans		449,972	437,920	431,193	431,506	427,742
Less: unearned income		(594)	(633)	(640)	(560)	(539)

Loans, net of unearned income		449,378	437,287	430,553	430,946	427,203
Less: allowance for loan losses		(4,670)	(4,965)	(4,523)	(4,643)	(4,578)

Loans, net	$	444,708	432,322	426,030	426,303	422,625

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2017			2016

	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$4,965	4,588	4,643	4,578	4,528
Charge-offs:
Commercial and industrial	(449)	—	—	(14)	—
Residential real estate	(30)	—	(78)	(20)	(7)
Consumer installment	(10)	(5)	(1)	(38)	(1)

Total charge-offs	(489)	(5)	(79)	(72)	(8)
Recoveries	194	282	24	22	58

Net (charge-offs) recoveries	(295)	277	(55)	(50)	50
Provision for loan losses	—	100	—	115	—

Ending balance	$4,670	4,965	4,588	4,643	4,578

as a % of loans	1.04%	1.14	1.07	1.08	1.07
as a % of nonperforming loans	161%	220	198	196	284
Net charge-offs (recoveries) as % of avg. loans (a)	0.27%	(0.25)	0.05	0.05	(0.05)

Nonperforming assets:
Nonaccrual loans	$2,902	2,255	2,318	2,370	1,614
Other real estate owned	103	103	152	152	37

Total nonperforming assets	$3,005	2,358	2,470	2,522	1,651

as a % of loans and foreclosed properties	0.67%	0.54	0.57	0.59	0.39
as a % of total assets	0.36%	0.28	0.29	0.30	0.19
Nonperforming loans as a % of total loans	0.65%	0.52	0.54	0.55	0.38
Accruing loans 90 days or more past due	$5	42	—	—	211

(a) Net charge-offs (recoveries) are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2017						2016
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$504	11.1	$677	11.6	$524	11.6	$540	11.6	$515	11.9
Construction and land development	851	10.5	874	10.6	845	10.5	812	9.7	673	10.3
Commercial real estate	2,061	51.7	2,121	50.5	2,004	50.7	2,071	51.0	2,232	49.4
Residential real estate	1,077	24.5	1,119	25.2	1,064	25.1	1,107	25.7	1,020	26.3
Consumer installment	177	2.2	174	2.1	151	2.1	113	2.0	138	2.1

Total allowance for loan losses	$4,670		$4,965		$4,588		$4,643		$4,578

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2017

Maturity of:
3 months or less	$22,063
Over 3 months through 6 months	7,205
Over 6 months through 12 months	25,002
Over 12 months	69,330

Total CDs and other time deposits of $100,000 or more	$123,600

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, President and Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, President and Chief Executive Officer.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President, Chief Financial Officer.***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from Registrant’s Form 10-Q dated September 30, 2002.

**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.

***	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: October 27, 2017	By: /s/ Robert W. Dumas
Robert W. Dumas
President and Chief Executive Officer

Date: October 27, 2017	By: /s/ David A. Hedges
David A. Hedges
EVP, Chief Financial Officer